Form 10-K
period 1996-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 1996-06-28
CIK 866374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

             For the transition period from _________ to __________

                         Commission file number 0-23354

                         FLEXTRONICS INTERNATIONAL LTD.
             (Exact Name of Registrant as Specified in Its Charter)

            SINGAPORE                                 NOT APPLICABLE
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

      514 CHAI CHEE LANE #04-13, BEDOK INDUSTRIAL ESTATE, SINGAPORE 469029
               (Address of Principal Executive Offices) (Zip Code)

                                  (65) 449-5255
               Registrant's Telephone Number, Including Area Code

    Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: ORDINARY SHARES,
                                                                S$0.01 PAR VALUE
                                                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x   No
                                             ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 20, 1996: Approximately $259.3 million (based on the last reported sale price of $26.00 per share on June 20, 1996 on the Nasdaq National Market).

         The number of Ordinary Shares outstanding as of June 20, 1996 was 13,266,483.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Document                                  Form 10-K Reference
            --------                                  -------------------

Proxy Statement for Registrant's Annual               Part III, Items 10-13
General Meeting to be held on August 15,
1996

Annual Report to Shareholders for the fiscal          Part II, Items 6-8
year ended March 31, 1996                             Part IV, Item 14

                                     PART I

ITEM 1. BUSINESS.

         This report on Form 10-K contains forward-looking statements regarding the future performance of the Company and future events that involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. This document, and the documents that the Company files from time to time with the Securities and Exchange Commission, such as its reports on Form 10-Q, Form 8-K and its proxy materials, contain additional important factors that could cause actual results to differ from the Company's current expectations and the forward-looking statements contained herein.

GENERAL

         Flextronics International Ltd. ("Flextronics" or the "Company") is a turnkey manufacturer of sophisticated electronics for original equipment manufacturers ("OEMs") in the communications, computer, consumer and medical industries. Flextronics manufactures complex printed circuit board assemblies using surface mount ("SMT"), pin-through-hole ("PTH") and multi-chip ("MCM") interconnect technologies as well as miniature gold-finished printed circuit boards ("PCBs"). The Company's strategy is to use its manufacturing expertise, advanced technological capabilities and low-cost structure to deliver quality products, highly responsive and flexible service, short delivery cycles and low overall production costs. The Company also provides component and circuit board design and manufacturing services, materials procurement and management and final assembly. The Company targets customers with high-volume product lines with which it believes it can establish long-term primary or sole source relationships. The Company serves customers, most of which are headquartered in the U.S., from its international facilities in Singapore, China, Malaysia, Hong Kong, Wales and from its U.S. facilities in California and Texas. The Company's customers include Lifescan (a Johnson & Johnson company), Diebold, Global Village Communication, Visioneer, Microcom and Thermoscan.

INDUSTRY OVERVIEW

         Many OEMs in the electronics industry are increasingly utilizing electronics manufacturing services in their business and manufacturing strategies. Outsourcing allows OEMs to take advantage of the manufacturing expertise and capital investments of contract manufacturers, thereby enabling OEMs to concentrate on their core activities. OEMs utilize contract manufacturers to:

         Reduce Production Costs and Accelerate Time to Market. The competitive environment for many OEMs, combined with shorter product life cycles, requires OEMs to reduce production costs and time required to bring a product to market. Due to their established manufacturing expertise and infrastructure, contract manufacturers can frequently provide OEMs with higher levels of responsiveness and flexibility, shorter delivery cycles and lower overall production costs than in-house manufacturing operations.

         Access Advanced Manufacturing and Design Capabilities. As electronic products have become smaller and more technologically advanced, manufacturing processes have become more automated and complex, requiring greater investment in capital equipment, greater design know-how and greater manufacturing expertise in process development and control. Contract manufacturers enable OEMs to gain access to advanced manufacturing facilities, packaging technologies and design expertise without the capital requirements of captive production.

         Access Worldwide Manufacturing Capabilities. Many OEMs are increasing their international activities in an effort to lower costs and access foreign markets. Contract manufacturers with worldwide capabilities are able to offer a choice of manufacturing locations to address OEMs' objectives regarding cost, shipping location and local content requirements of end-market countries.

         Focus Resources. Many OEMs are focusing their resources on activities and technologies where they add the greatest value. Contract manufacturers that offer comprehensive services allow OEMs to focus on their core activities such as product development, marketing and distribution.

         Improve Inventory Management and Purchasing Power. Design changes, short product life cycles, component price fluctuations and the need to achieve economies of scale in materials procurement pose challenges for OEMs. Contract manufacturers' inventory management expertise and volume procurement capabilities can reduce OEM production costs.

STRATEGY

         The Company's objective is to provide the lowest cost turnkey manufacturing and design services to a select group of OEMs in the communications, computer, consumer and medical markets. The Company's strategy to meet this objective comprises the following key elements:

         - Provide Advanced Technological Solutions. Through its increased investment in advanced interconnect technologies, such as MCMs, gold-finished PCB capabilities, epoxy molding conductive compounds and plastics, the Company is able to offer its customers a variety of advanced design and manufacturing solutions which are intended to be more cost-effective than their historic counterparts.

         - Low Cost Manufacturing Locations. The Company seeks to provide complete, cost-effective solutions to its customers by combining low-cost, high-volume assembly expertise and global manufacturing capabilities. The Company has been operating its high-volume assembly operations in Asia for over ten years and believes that, in general, its costs of materials, labor and overhead are very competitive. The Company plans to expand its operations in China, a particularly low-cost manufacturing location. The acquisition of Astron Group Limited ("Astron") in February 1996 expanded the Company's manufacturing capabilities in China.

         - Maintain Global Presence. The Company has established a manufacturing presence in its customers' geographic markets in Asia, North America and Europe in order to meet customer desires concerning cost, shipping location and local content requirements.

         - Expand Services to Select Customer Base. The Company pursues customers with high-volume product lines in diverse markets with which it can establish long-term, primary or sole-source relationships and endeavors to provide such customers with total manufacturing solutions for new and existing products. Since March 1994 the Company has added new services, including (i) U.S.-based manufacturing capability through the acquisition of Relevant Industries, Inc. ("Relevant") and through the opening of its Texas facility;
(ii) MCM design, development and manufacturing expertise through the acquisition of nCHIP, Inc. ("nCHIP"); (iii) European-based manufacturing capability through the acquisition of Assembly & Automation (Electronics) Limited ("A&A"); and (iv) miniature gold-finished PCB capabilities through its acquisition of Astron.

         - Logistics. The Company plans to further decrease costs through consolidation of its manufacturing operations into fewer, larger facilities with increased capabilities and through vertical integration by including PCB manufacturing and circuit board assembly at these larger facilities.

         There can be no assurance that the Company's strategy, even if successfully implemented, will reduce the risks associated with the Company's business.

CUSTOMERS, SALES AND MARKETING

         The Company's customers consist of a select group of OEMs in the communications, computer, consumer and medical industries. The loss of one or more major customers could have a material adverse effect on the Company's results of operations.

         The Company generally manufactures circuit board assemblies that are incorporated in its customers' final products, although for certain customers, such as Microcom, Telebit, Global Village Communication and Visioneer, the Company manufactures and assembles final products. The Company supplies MCM products for customers such as Ross Technologies (used in Sun workstations) and Credence and miniature gold-finished PCB products for customers such as Siemens, Motorola, Samsung, Fujitsu and Toshiba.

         The following table lists in alphabetical order certain of the Company's largest customers (based on net sales for fiscal 1996 with which the Company expects to continue to conduct significant business and the products for which the Company provides manufacturing services.

         CUSTOMER                                END PRODUCTS
         --------                                ------------

         Apple Computer                          Modems
         Diebold                                 Automatic teller machines
         Global Village Communication            Modems
         Lifescan (a Johnson & Johnson company)  Portable glucose monitoring system
         Microcom                                Modems
         Sun Microsystems                        Server assembly
         Tandem Computer                         Computer assembly
         Thermoscan                              Thermometer
         Visioneer                               Desk-top scanner


         The information concerning the Company's operations by geographical area for the three years ended March 31, 1996 in Note 14 of the Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

CUSTOMER CONCENTRATION

         In fiscal 1996 Flextronics manufactured products for 55 customers and its five largest customers accounted for approximately 52% of net sales. Approximately 14% of Flextronics' net sales for fiscal 1996 were derived from sales to Lifescan (a Johnson & Johnson company). Flextronics anticipates that its customer concentration will continue as it focuses on strengthening ties with certain customers and pursues primary and sole-source relationships. None of the Company's customers has entered into an agreement requiring it to purchase a minimum amount of product from the Company. The composition of the group comprising the Company's largest customers has varied from year to year, and there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's results of operations.

RAPID TECHNOLOGICAL CHANGE

         The markets in which the Company's customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. These conditions frequently result in short product life cycles. The Company's success will depend to a significant extent on the success achieved by its customers in developing and marketing their products, some of which are new and untested. If technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

         Through its acquisition of nCHIP and Astron and its strategic relationship with Dow Chemical, the Company has made substantial investments in developing advanced interconnect technological capabilities. These capabilities, primarily MCMs, miniature gold-finished PCBs and epoxy molding conductive compounds, currently account for a relatively small portion of the overall market for electronic interconnect products. The ability of the Company to achieve desired operating results will depend upon, among other things, broadening the nCHIP and Astron customer bases and the extent to which customers design, manufacture and adopt systems based on these advanced technologies. There can be no assurance that the Company will be able to successfully develop and exploit these technologies.

         The Company achieves worldwide sales coverage through a ten (10) person direct sales force, with its primary focus on U.S. customers and foreign subsidiaries of U.S. customers. The Company has sales offices in California, Massachusetts, Singapore, Hong Kong, Malaysia and England. In addition to its sales force, the Company's executive staff plays an integral role in the Company's marketing efforts.

SERVICES

         The Company provides sophisticated, low-cost electronics assembly and turnkey manufacturing and design services. These services include component and circuit board design and manufacturing, materials procurement and management, final assembly and packaging. In addition, the Company designs and manufactures advanced electronic interconnect devices known as multichip modules. An MCM is a collection of unpackaged integrated circuit chips interconnected within a single package which the Company believes results in products that are smaller in size, faster in operation, and often less expensive to build than the conventional placement of separate integrated circuits on PCBs.

         DESIGN

         In order to reduce the time from design to prototype, Company engineers assist customers with initial product design. Such assistance normally includes providing manufacturing engineering services and suggestions concerning circuit board layout. The Company maintains design centers in Westford, Massachusetts and in Singapore to assist in this process. Manufacturing information is frequently transmitted electronically between customers, the design centers and the manufacturing facilities to reduce cycle time and minimize errors. The Company's San Jose, California design center provides a full range of electrical, thermal and mechanical design services located within its MCM manufacturing facility.

         After circuit board layout, the Company provides prototype assemblies from its facilities for fast turnaround. During the prototype process, Company engineers work with customer engineers to enhance production efficiency. At this time, the Company prepares manufacturing documentation and purchases long lead time components to minimize potential manufacturing delays associated with start-up of manufacturing for the new products.

         MATERIALS PROCUREMENT AND MANAGEMENT

         Materials procurement and management consists of the planning, purchasing, expediting, warehousing and financing of the required components and materials used in the manufacturing process. The Company's inventory manufacturing expertise and volume procurement capabilities contribute to cost reductions in the manufacturing process. The Company purchases components from hundreds of suppliers, many of whom are designated by its customers. Components generally are ordered after the Company has a firm purchase order or letter of authorization from a customer to purchase the completed assemblies. Flextronics and many of its customers rely on third-party suppliers for components used in the assembly process. Although the Company works with customers and third-party suppliers to reduce the impact of component shortages, such shortages may occur from time to time and may have a material adverse effect on the Company's financial condition and results of operations. At various times there have been shortages of certain electronics components, including DRAMs, memory modules, logic devices, ASICS, laminates, and specialized capacitors. In addition, the market for bare die packaging is an emerging market and integrated circuits in their bare die form are not always available. Component shortages could result in manufacturing and shipping delays or higher prices which could have a material adverse effect on the Company's results of operations. From time to time Flextronics is able to enter into advantageous arrangements for the supply of certain limited availability components. To the extent that such arrangements cease to be available, the Company would lose a cost advantage and its results of operations could be materially adversely affected.

         ASSEMBLY AND MANUFACTURING

         The Company's electronics assembly activities primarily consist of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible cables using both SMT and PTH technology. The Company also assembles subsystems and systems incorporating printed circuit boards and electromechanical components, and in some cases manufactures and packages products for shipment directly to the customers' distributors. The Company also offers a range of MCM technologies from low-cost laminate MCMs to high-performance deposited thin-film MCMs. The Company believes its MCMs offer cost and size reductions together with increased performance as compared to conventional interconnect technologies. The Company employs just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing and statistical process control.

         Substrates for the Company's MCMs are manufactured on the Company's semiconductor wafer fabrication line in San Jose, California and by outside foundries. Assembly of completed MCMs also is accomplished in San Jose and by an outside assembly company.

         The Company's miniature, gold-finished PCBs are manufactured in the Company's facilities in Hong Kong and in Doumen, China.

         TEST

         After assembly, the Company offers computer-aided testing of printed circuit boards, subsystems and systems, which contributes significantly to the Company's ability to deliver high-quality products on a consistent basis. Working with its customers, the Company develops product-specific test strategies. The Company's test capabilities include management defect analysis, in-circuit tests and functional tests. In addition, the Company also provides environmental stress tests of the board or system assembly.

MANAGEMENT OF EXPANSION; ACQUISITIONS

         The Company is currently experiencing a period of rapid expansion through both internal growth and acquisitions. In 1995 the Company completed the acquisition of nCHIP, opened a new facility in Texas and a second facility in China, completed the acquisition of A&A and made significant expenditures to expand the capabilities of its new and existing facilities. In February 1996 the Company completed its acquisition of Astron. Expansion has caused, and is expected to continue to cause, strain on the Company's managerial, technical, financial and other resources. To manage further growth, the Company must continue to add manufacturing capacity, enhance financial controls and hire additional engineering personnel. There can be no assurance that the Company will be able to manage its expansion, and a failure to do so could have a material adverse effect on the Company's results of operations.

         Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. No assurance can be given that any past or future acquisition by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business. In addition to its recent acquisitions, the Company may from time to time pursue the acquisition of other companies, assets or product lines that complement or expand its existing business.

         nCHIP. In January 1995 the Company acquired nCHIP, a privately held manufacturer of MCMs with manufacturing and sales operations in San Jose, California. The acquisition was accounted for as a pooling of interests and nCHIP became a wholly owned subsidiary of the Company. The Company believes that the acquisition of nCHIP will enable it to meet the increasingly advanced technological demands of new and existing customers. However, MCMs currently account for only a small portion of the overall market for electronic interconnect products. The ability of the Company to achieve success in this business will depend upon, among other things, broadening nCHIP's customer base, the extent to which customers design, manufacture and adopt systems based on MCM technology and the Company's ability to otherwise increase demand in the marketplace for MCMs. While the Company is encouraged by progress to date, there can be no assurance as to the rate at which the market for MCMs will develop, if at all, or as to the ultimate size of the market. Moreover, the production of MCMs requires the utilization of sophisticated semiconductor processes which must be tightly controlled in order to achieve acceptable yields of good product. The Company plans to increase its MCM production capacity substantially over the next year and its ability to do so efficiently is subject to process scale-up risks similar to those that affect companies in the semiconductor industry. Any significant operational problems that are encountered in this phase could have a material adverse effect on the Company.

         A&A. In April 1995 the Company acquired Assembly & Automation (Electronics) Limited, ("A&A"), a privately held contract manufacturer of electronics and telecommunications equipment located in Tonypandy, Wales. The acquisition of A&A expands the Company's manufacturing capabilities into Europe.

         Astron. Consummated in February 1996, the acquisition of Astron is the largest acquisition undertaken by the Company. The Company has not had any presence in the printed circuit board manufacturing industry or any experience with the assembly of miniature gold-finished PCBs and accordingly may lack the management and marketing experience that will be necessary to successfully operate and integrate the Astron business. The successful operation of such business will require communication and cooperation in product development and marketing among senior executives and key technical personnel. Given the inherent difficulties involved in completing a major business combination, there can be no assurance that such cooperation will occur or that the integration of the respective businesses will be successful and will not result in disruption in one or more sectors of the Company's business. In addition, there can be no assurance that the Company will retain key Astron technical and management personnel, that the market will favorably view the Company's entry into the miniature, gold-finished PCB industry or that the Company will realize any of the other anticipated benefits of the acquisition.

RISK OF OPERATIONS IN CHINA, HONG KONG, SINGAPORE AND MALAYSIA

         The Company's executive offices are located in Singapore and the Company has substantial manufacturing operations located in Singapore, Malaysia, China and Hong Kong, although most of its customers are headquartered in the U.S. The distance between Asia and the U.S. creates logistical barriers that the Company seeks to mitigate through the maintenance of marketing, design, manufacturing and certain final assembly functions in the U.S. and through extensive use of electronic mail and video teleconferencing with its customers.

         Because of the location of certain of its manufacturing facilities in other countries, the Company may be affected by economic and political conditions in those countries. For example, the Company could be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed. In addition, the attractiveness of the Company's services to its U.S. customers is affected by U.S. trade policies, such as "most favored nation" status and trade preferences for certain Asian nations. Changes in policies by the U.S. or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, limitations on imports or exports, or the expropriation of private enterprises could have a material adverse effect on the Company's results of operations. The Company believes that trade preferences extended to Malaysia in recent years may not be renewed.

         In particular, the Company's operations and assets are subject to significant political, economic, legal and other uncertainties in China. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors.

CURRENCY FLUCTUATIONS

         While Flextronics transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of Flextronics' costs are denominated in other currencies such as the Singapore dollar, the Hong Kong dollar and the Malaysian ringgit. Business conducted out of the United Kingdom is conducted principally in pounds sterling. As a result, changes in the relation of these and other currencies to the U.S. dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. From time to time Flextronics has engaged in, and may continue to engage in, exchange rate hedging activities. There can be no assurance that any hedging techniques implemented by the Company will be successful.

COMPETITION

         The electronics contract manufacturing industry comprises hundreds of companies and is highly fragmented and intensely competitive. The Company competes against numerous domestic and foreign contract manufacturers, and current and prospective customers evaluate the Company's capabilities against the merits of captive production. In addition, in recent years the electronics contract manufacturing industry has attracted a significant number of new entrants, including large OEMs with excess manufacturing capacity, and existing participants who have expanded their capacity. The Company believes there are more than 30 contract manufacturers with annual revenues above $100 million. Certain of the Company's competitors, including Solectron Corporation and SCI Systems, have substantially greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the principal competitive factors in the segments of the contract manufacturing industry in which it operates are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality and range of services available.

INTELLECTUAL PROPERTY MATTERS

         The Company relies on a combination of patent, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company seeks to protect certain of its technology under trade secret laws, which afford only limited protection. There can be no assurance that any of the Company's pending patent applications will be issued or that intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents issued to the Company.

         The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others, although there are no such pending lawsuits against the Company or unresolved notices that it is infringing intellectual property rights of others. No assurance can be given that in the event of such infringement, licenses could be obtained on commercially reasonably terms or that litigation will not occur. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of such claims could have a material adverse effect on the Company's business.

EMPLOYEES

         As of March 31, 1996, the Company employed 3,994 persons. None of the Company's employees is represented by a labor union except for (i) the Company's non-management employees located in Singapore and

(ii) the Company's hourly employees in Wales. The Company has never experienced a work stoppage or strike. The Company believes that its employee relations are good.

         The Company's success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could have a material adverse effect on the Company's results of operations. To date, Flextronics has not experienced significant difficulties in attracting or retaining such personnel. Although the Company is not aware that any of its key personnel currently intend to terminate their employment, their future services cannot be assured.

EXECUTIVE OFFICERS

         In addition to executive officers who are directors of the Company, the following are also executive officers of the Company:

                         NAME                            AGE                           POSITION
                         ----                            ---                           --------

Dennis P. Stradford.................................... 49      Senior Vice President of Sales and Marketing
Bruce M. McWilliams.................................... 39      Vice President, President of nCHIP, Inc.
Goh Chan Peng.......................................... 41      Chief Financial Officer
Teo Buck Song.......................................... 39      Vice President, Purchasing
Michael McNamara ...................................... 39      Vice President, President of United States
                                                                   Operations
Hans D. Nilsson ....................................... 40      Vice President, General Manager of European
                                                                   Operations


         Dennis P. Stradford - Mr. Stradford has served as Senior Vice President, Sales and Marketing since December 1990. From February 1990 to December 1990, he was Vice President of Sales and Marketing at Logistix, a software contract manufacturer. From October 1985 to February 1990, he served as Senior Vice President, Sales and Marketing at Flex Holdings Pte Limited, the predecessor to the Company. Mr. Stradford received a B.A. from San Jose State University and an M.A. and M.Div. from St. Patrick's College.

         Bruce M. McWilliams - Dr. McWilliams has served as Senior Vice President since April 1995. He was a co-founder of nCHIP and served at nCHIP in the capacities of President, Chief Executive Officer and Chief Technical Officer from February 1989 until January 1995 when nCHIP was acquired by the Company. Prior to founding nCHIP, Dr. McWilliams oversaw the laser pentography program at the Lawrence Livermore National Laboratory, which focused on development and applications of advanced electronic packaging, CAD tools and optical systems. Dr. McWilliams holds a B.S., an M.S. and a Ph.D. in Physics from Carnegie-Mellon University.

         Goh Chan Peng - Mr. Goh has served as the Company's Chief Financial Officer since July 1992. From June 1990 to July 1992, he was the Company's Director of Finance. From 1982 to June 1990, he served in various financial capacities at Flex Holdings Pte Limited, the predecessor to the Company, including Director of Finance and Finance Manager-Asia Pacific Region. Mr. Goh received a Bachelor of Commerce from Singapore Nanyang University and a Diploma in Personnel Management from Singapore Institute of Management.

         Teo Buck Song - Mr. Teo has served as Vice President, Purchasing since April 1994. He was Director of Purchasing at Flex Holdings Pte Limited, the predecessor to the Company from 1988 to April 1994. From 1982 to 1988, he served in various operational capacities at Flex Holdings Pte Limited, the predecessor to the Company, including Purchasing Manager and Production Material Control Manager. Mr. Teo received a Production Engineering Diploma from Singapore Polytechnic.

         Michael McNamara - Mr. McNamara has served as Vice President, President of United States Operations since April 1994. From May 1993 to March 1994, he was President and Chief Executive Officer of Relevant Industries, Inc., which was acquired by the Company in March 1994. From May 1992 to May 1993, he was Vice President, Manufacturing Operations at Anthem Electronics, an electronics distributor. From April

1987 to May 1992, he was a Principal of Pittiglo, Rabin, Todd & McGrath, an operations consulting firm. Mr. McNamara received a B.S. from the University of Cincinnati and an M.B.A. from Santa Clara University.

         Hans Nilsson - Mr. Nilsson has served as the Company's Vice President, General Manager of European Operations since April 1994. From April 1991 to April 1994 he was Senior Vice President at Metcal, Inc., a precision heating instrument company. From July 1987 to March 1991 he was Director of Marketing at Mars Electronics International, an electronics payment systems company. Mr. Nilsson received an M.S. in electrical engineering from Chalmers University of Technology, Sweden and an M.B.A. from Stanford University.

ITEM 2.  PROPERTIES.

FACILITIES

         The Company has manufacturing facilities located in Singapore, Malaysia, China, Wales, California and Texas. In addition, the Company operates design centers that offer printed circuit board and MCM design and prototyping services at its facilities in Singapore, California and Massachusetts. The Singapore and Massachusetts design centers focus on improving customer designs to increase yields, minimize labor content and otherwise reduce costs, and the California design center focuses on MCM design and process development.

         Certain information about each of the Company's facilities is set forth below:


                                        YEAR          APPROXIMATE
                                      OPERATIONS      PLANT SIZE
FACILITY TYPE     LOCATION            COMMENCED       (SQUARE FT.)                    SERVICES
- ----------------------------------------------------------------------------------------------------------------------

Manufacturing     Singapore             1982             47,000                Complex, high value-added PCB
                                                                               assembly using primarily SMT
                                                                               technology.

Manufacturing     Johore, Malaysia      1991             80,000                Full systems manufacturing; medium
                                                                               complexity PCB assembly using both
                                                                               SMT and PTH technology.

Manufacturing     Xixiang, China        1995             90,000                Labor intensive PCB assembly using
                                                                               both SMT and PTH technology.

Manufacturing     Doumen, China         1995(1)         175,000                Manufacture of high density,
                                                                               miniaturized PCBs.

Manufacturing     Hong Kong             1985(1)          50,000                Manufacture of high density,
                                                                               miniaturized PCBs.

Manufacturing     San Jose, CA          1994             65,000                System assembly, just-in-time
                                                                               distribution and electro-mechanical
                                                                               system integration.

Manufacturing     San Jose, CA          1996             32,500                PCB assembly.

Manufacturing     San Jose, CA          1989(2)          30,000                Advanced packaging and MCM design
                                                                               and fabrication.

Manufacturing     Richardson, TX        1995             47,000                PCB and system assembly, just-in-time
                                                                               distribution.

Manufacturing     Tonypandy, Wales      1983(3)          50,000                Full systems manufacturing; medium
                                                                               complexity PCB assembly using both
                                                                               SMT and PTH technology.


                                        YEAR          APPROXIMATE
                                      OPERATIONS      PLANT SIZE
FACILITY TYPE     LOCATION            COMMENCED       (SQUARE FT.)             SERVICES
- ---------------------------------------------------------------------------------------------------------

Design Services   Westford, MA          1987            9,112       Design services and assistance using
                  and Singapore(4)       -                  -       CAE and CAD tools; production of
                  and San Jose(5)        -                  -       prototypes and initial low volume
                                                                    product runs.


- --------------------

(1) Acquired by the Company in February 1996 in connection with the Company's acquisition of Astron.

(2) Acquired by the Company in January 1995 in connection with the Company's acquisition of nCHIP.

(3) Acquired by the Company in April 1995 in connection with the Company's acquisition of A&A.

(4) Located within the 47,000 square foot manufacturing facility in Singapore.

(5) Located within the 30,000 square foot manufacturing facility in San Jose, California. In June 1995 the Company entered into a sale and leaseback arrangement for this facility which expires in July 2005.

         The Company leases its facilities in Singapore and Xixiang, China from local government agencies under leases that expire between December 1998 and September 2003. The Company leases its 30,000 square foot San Jose, California facility, its 32,500 square foot San Jose, California facility and its Richardson, Texas facility under leases that expire in December 1997, February 2000 and April 2000, respectively. In December 1995 the Company purchased its Malaysian facility. In April 1995 the Company purchased its 65,000-square-foot San Jose, California facility for approximately $3.5 million, and in June 1995 the Company entered into a sale and leaseback arrangement for this facility, which expires in July 2005. Additionally, the Company in April 1995 obtained a 50,000 square foot facility when it acquired A&A located in Tonypandy, Wales. The Company acquired its Hong Kong facility and its Doumen, China facility in February 1996 in connection with the Astron acquisition. The Company also owns the thirty (30) acre parcel of land on which the Doumen, China facility is located.

Environmental Compliance Risks

         The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. The Company manufactures substrates for its MCMs on its semiconductor fabrication line in California and uses various chemicals in its PCB manufacturing lines in Hong Kong and China. Proper handling, storage and disposal of the metals and chemicals used in such manufacturing processes is an important consideration. Although the Company believes that its facilities are currently in material compliance with applicable environmental laws, and it monitors its operations to avoid violations arising from human error or equipment failures, there can be no assurances that violations will not occur. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its effluent discharge permits. Any such revocations could require the Company to cease or limit production at one or more of its facilities, thereby having a material adverse effect on the Company's operations. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with a violation.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF ORDINARY SHARES

         The Company's Ordinary Shares have been traded on the Nasdaq National Market under the symbol "FLEXF" since March 18, 1994. The following table shows the high and low closing sales prices per share of the Company's Ordinary Shares since the Company's initial public offering (March 18, 1994).


                                               HIGH                  LOW
- -----------------------------------------------------------------------------
Fiscal 1994
  Fourth Quarter
  (March 18, 1994 -
  March 31, 1994)                              $14.50               $12.50

Fiscal 1995
  First Quarter                                $14.00               $ 8.75
  Second Quarter                               $16.50               $ 9.00
  Third Quarter                                $16.50               $12.50
  Fourth Quarter                               $18.75               $13.00

Fiscal 1996
  First Quarter                                $22.25               $13.50
  Second Quarter                               $26.75               $21.75
  Third Quarter                                $30.00               $21.00
  Fourth Quarter                               $35.75               $25.75
=============================================================================


         On June 20, 1996, the closing sales price of the Ordinary Shares was $26.00 per share. On that date, there were 609 shareholders of record.

DIVIDENDS

         Since inception, the Company has not declared or paid a cash dividend on its Ordinary Shares. The Company anticipates that all earnings in the foreseeable future will be retained to finance the continuing development of its business.

TAXATION

         This summary of Singapore and United States tax considerations is based on current law and is provided for general information. The discussion does not purport to deal with all aspects of taxation that may be relevant to particular shareholders in light of their investment or tax circumstances, or to certain types of shareholders (including insurance companies, tax-exempt organizations, regulated investment companies, financial institutions or broker-dealers, and shareholders that are not U.S. Shareholders (as defined below)) subject to special treatment under the U.S. federal income tax laws. Such shareholders should consult their own tax advisors regarding the tax consequences of any investment in the Ordinary Shares.

Income Taxation Under Singapore Law

         Under current provisions of the Income Tax Act, Chapter 134 of Singapore, corporate profits are taxed at a rate equal to 26%. Under Singapore's taxation system, the tax paid by a company is deemed paid by its shareholders. Thus, the shareholders receive dividends net of the tax paid by the Company. Dividends received by either a resident or a nonresident of Singapore are not subject to withholding tax. Shareholders are taxed on the gross amount of dividends (i.e., the cash amount of the dividend plus the amount of corporate tax paid by the Company). The tax paid by the Company will be available to shareholders as a tax credit to offset the Singapore income tax liability on their overall income (including the gross amount of dividends). If the shareholder's marginal tax rate is equal to the corporate tax rate, there is no further Singapore tax to pay on the dividends. In the case of a resident shareholder, if the shareholder's marginal tax rate is lower than the corporate tax paid, the shareholder is entitled to claim a tax refund for the difference from the Singapore Inland Revenue Department; conversely, if the resident shareholder's marginal tax rate is higher than the corporate tax rate, the shareholder must pay the difference to the Singapore Inland Revenue Department. In the case of a nonresident shareholder, the shareholder is taxed on dividends at the corporate tax rate. Thus, the nonresident shareholder pays no further Singapore income tax on the net dividends received. Further, the nonresident shareholder will not receive any tax refund from the Singapore Inland Revenue Department. No tax treaty currently exists between the Republic of Singapore and the U.S.

         Under current Singapore tax law there is no tax on capital gains, and, thus, any profits from the disposal of shares are not taxable in Singapore unless the vendor is regarded as carrying on a trade in shares in Singapore (in which case, the disposal profits would be taxable as trade profits rather than capital gains).

         There is no stamp duty payable in respect of the holding and disposition of shares. No duty is payable on the acquisition of new shares. Where existing shares are acquired in Singapore, stamp duty is payable on the instrument of transfer of the shares at the rate of S$2 for every S$1,000 market value of the shares. The stamp duty is borne by the purchaser unless there is an agreement to the contrary. Where the instrument of transfer is executed outside of Singapore, stamp duty may be payable if the instrument of transfer is received in Singapore. Where no instrument of transfer is executed, no stamp duty is payable on the acquisition of existing shares.

Income Taxation Under United States Law

         Shareholders that are (i) corporations or partnerships organized under the laws of the U.S., or any political subdivision thereof, (ii) estates or trusts, the income of which, from sources without the U.S., is includable in gross income for federal income tax purposes regardless of its connection with the conduct of a trade or business within the United States, (iii) U.S. citizens or (iv) U.S. resident aliens (as defined in Section 7701(b) of the Internal Revenue Code of 1986, as amended) ("U.S. Shareholders") generally will be required to report as income for U.S. income tax purposes the amount of any cash dividend received from the Company to the extent paid out of the current or accumulated earnings and profits of the Company, as determined under current U.S. income tax principles. Such dividend income will generally be subject to the separate limitation for "passive income" for purposes of the foreign tax credit limitation. Shareholders that are corporations will generally not be entitled to the dividends received deduction with respect to dividends from the Company. If a U.S. Shareholder receives a dividend payment in any currency other than U.S. dollars, the amount of the dividend payment for federal income tax purposes will be the U.S. dollar value of the dividend payment (determined at the spot rate on the date of such payment) regardless of whether the payment is in fact converted into U.S. dollars. In such a case, U.S. Shareholders may recognize ordinary income or loss as a result of currency fluctuations during the period between the date of a dividend payment and the date such dividend payment is converted into U.S. dollars. U.S. Shareholders will generally not be entitled to a foreign tax credit for the amount of Singapore corporate income tax paid by the Company; provided that a domestic corporation which owns 10% or more of the voting stock of the Company may be entitled to a foreign tax credit for such taxes. Any domestic corporation which owns 10% or more of the voting stock of the Company should consult its tax advisor with respect to the U.S. taxation of its interest in the Company. U.S. Shareholders will, upon the sale or exchange of a share, recognize gain or loss for U.S. income tax purposes in an amount equal to the difference between the amount realized and the U.S. Shareholder's tax basis in such a share. If paid in currency other then U.S. dollars, the amount realized is determined at the spot rate in effect on the settlement date of the sale in the case of a U.S. Shareholder that is a cash basis taxpayer and at the spot rate in effect on the trade date in the case of a U.S. Shareholder that is an accrual basis taxpayer. An accrual basis taxpayer may elect, however, to use the spot rate in effect on the settlement date of the sale by filing a statement with the U.S. Shareholder's first return in which the election is effective. Such an election must be applied consistently from year to year and cannot be changed without the consent of the Internal Revenue Service. Such gain or loss will be capital gain or loss if the share was a capital asset in the hands of the U.S. Shareholder and will be long-term capital gain or loss if the share has been held for more than one year. If a U.S. Shareholder receives any currency other than U.S. dollars on the sale of a share, such U.S. Shareholder may recognize ordinary income or loss as a result of currency fluctuations between the date of such sale and the date such sale proceeds are converted into U.S. dollars.

Estate Taxation

         In the case of an individual who is not domiciled in Singapore, Singapore estate tax is imposed on the value of all movable and immovable properties situated in Singapore. The shares of the Company are considered to be situated in Singapore. Thus, an individual shareholder who is not domiciled in Singapore at the time of his or her death will be subject to Singapore estate tax on the value of any such shares held by the individual upon the individual's death. Such a shareholder will be required to pay Singapore estate tax to the extent that the value of the shares (or any other assets subject to Singapore estate tax) exceeds S$500,000. Any such excess will be taxed at a rate equal to 5% on the first S$10,000,000 of the individual's Singapore chargeable assets and thereafter at a rate equal to 10%. An individual shareholder that is a U.S. citizen or resident (for U.S. estate tax purposes) also will have the value of the shares included in the individual's gross estate for U.S. estate tax purposes. An individual shareholder generally will be entitled to a tax credit against the shareholder's U.S. estate tax to the extent the individual shareholder actually pays Singapore estate tax on the value of the shares; however, such tax credit is generally limited to the percentage of the U.S. estate tax attributable to the inclusion of the value of the shares included in the shareholder's gross estate for U.S. estate tax purposes. Individuals who are domiciled in Singapore should consult their own tax advisors regarding the Singapore estate tax consequences of their investment.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information regarding selected financial data in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's financial statements and supplementary data in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Re-election of Directors" and "Executive Compensation" in the Registrant's Proxy Statement for the Annual General Meeting to be held on August 15, 1996 (the "Proxy Statement") is incorporated herein by reference.

         Information concerning executive officers who are not directors is included in Part I under the caption "Item 1. Business - Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the caption "Executive Compensation" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Security Ownership of Management" and "Principal Shareholders" in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Transactions" in the Registrant's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         a)       1.       Financial Statements

                  The following consolidated financial statements are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders:

                  -        Report of Independent Auditors

                  -        Consolidated Balance Sheets as of March 31, 1996 and
                           1995

                  - Consolidated Statements of Operations for each of the three years in the period ended March 31, 1996

                  - Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1996

                  - Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1996

                  -        Notes to Consolidated Financial Statements

                  2.       Financial Statement Schedules

                  The following consolidated financial statement schedules for each of the three years in the period ended March 31, 1996 are submitted herewith:

                  Schedule VIII:  Valuation and Qualifying Accounts and Reserves

         Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

         b)       Reports on Form 8-K

                  1. The Company's Current Report on Form 8-K filed with the Commission on January 18, 1996, was filed in connection with the Company's announcement of the contemplation of a convertible subordinated note offering in a private placement under Rule 144A.

                  2. The Company's Current Report on Form 8-K filed with the Commission on February 2, 1996, was filed in connection with the Company's acquisition of Astron.

                  3. The Company's Current Report on Form 8-K/A filed with the Commission on April 15, 1996, was filed in connection with the Company's acquisition of Astron and contained the financial statements of Astron for the three years ended December 31, 1993, 1994 and 1995.

         c)       Exhibits

         Exhibit
         -------
         Number               Document Description
         ------               --------------------

         2.1 Agreement and Plan of Reorganization dated as of September 12, 1994 among the Company, nCHIP
                           Acquisition Corporation and nCHIP (the
                           "Reorganization Agreement"). Certain Disclosure
                           Schedules of nCHIP and the Company setting forth

                           various exceptions to the representations and warranties pursuant to the Reorganization Agreement have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request. (Incorporated by reference to Exhibits 2.1 through 2.6 of the Company's registration statement on Form S-4, No. 33-85842.)

         2.2 Amendment No. 1 to the Reorganization Agreement dated as of December 8, 1994 among the Company, nCHIP
                           Acquisition Corporation and nCHIP. (Incorporated by reference to Exhibit 2.7 of the Company's registration statement on Form S-4, No. 33-85842.)

         2.3 Share Purchase Agreement dated as of April 12, 1995 among the Company, A&A and all of the shareholders of A&A. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K for the event reported on April 12, 1995.)

         2.4               Asset Sale Agreement dated December 29, 1994 between
                           FlexTracker Sdn. Bhd. and Flextronics Malaysia Sdn.
                           Bhd. (Incorporated by reference to Exhibit 10.19 of the Company's registration statement on Form S-4, No.
                           33-85842.)

         2.5               Agreement among the Company, Alberton Holdings
                           Limited and Omac Sales Limited dated as of January 6,
                           1996. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K for the event reported on February 2, 1996.)

         3.1               Memorandum of Association of the Company.
                           (Incorporated by reference to Exhibit 3.1 of the Company's registration statement on Form S-1, No.
                           33-74622.)

         3.2 Articles of Association of the Company. (Incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form S-4, No. 33-85842.)

         4.1 Registration Rights Agreement dated July 8, 1993, as amended. (Incorporated by reference to Exhibit 10.34 of the Company's registration statement on Form S-1, No. 33-74622.)

         4.2               Registration Rights Agreement dated as of April 12,
                           1995 among the Company and certain shareholders of A&A. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K for the event reported on April 12, 1995.)

         10.1              Form of Indemnification Agreement between the
                           Registrant and its directors and certain officers.
                           (Incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form S-1, No.
                           33-74622.)

         10.2+             1993 Share Option Plan. (Incorporated by reference to
                           Exhibit 10.2 of the Company's registration statement on Form S-1, No. 33-74622.)

         10.3+             Executives' Share Option Scheme, as amended.
                           (Incorporated by reference to Exhibit 10.3 of the Company's registration statement on Form S-1, No.
                           33-74622.)

         10.4+             Executives' Incentive Share Scheme, as amended.
                           (Incorporated by reference to Exhibit 10.4 of the Company's registration statement on Form S-1, No.
                           33-74622.)

         10.5+             nCHIP, Inc. Amended and Restated 1988 Stock Option
                           Plan. (Incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form S-4, No.
                           33-85842.)

         10.6              Purchase and Sale Agreement dated as of March 28,
                           1995 by and between Metropolitan Life Insurance
                           Company and Flextronics Technologies, Inc.
                           (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

         10.7* Agreement to Grant Options dated as of June 9, 1995 between the Company and Lifescan. (Incorporated by reference to Exhibit 10.7 of the Company's Annual
                           Report on Form 10-K for the fiscal year ended March
                           31, 1995.)

         10.8              Letter Agreement between the Registrant and Citibank
                           N.A. Singapore dated October 25, 1994. (Incorporated by reference to Exhibit 10.1 of the Company's
                           Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.)

         10.9              Negative Pledge Agreement between the Registrant and
                           Citibank N.A. Singapore. (Incorporated by reference to Exhibit 10.9 of the Company's registration statement on Form S-4, No. 33-85842.)

         10.10             Promissory Note dated April 26, 1994 executed by
                           FlexTracker in favor of the Registrant. (Incorporated by reference to Exhibit 10.10 of the Company's registration statement on Form S-4, No. 33-85842.)

         10.11 Promissory Note dated August 24, 1994 executed by nCHIP in favor of the Registrant. (Incorporated by reference to Exhibit 10.11 of the Company's registration statement on Form S-4, No. 33-85842.)

         10.12 Promissory Note dated September 30, 1994 executed by nCHIP in favor of the Registrant. (Incorporated by reference to Exhibit 10.12 of the Company's registration statement on Form S-4, No. 33-85842.)

         10.13 Sale and Purchase Agreement dated June 8, 1994, between Raylee Industries Sdn. Bhd. and the
                           Registrant. (Incorporated by reference to Exhibit
                           10.13 of the Company's registration statement on Form
                           S-4, No. 33-85842.)

         10.14             Term Loan Facility dated September 14, 1994 between
                           Arab-Malaysian Merchant Bank and the Registrant.
                           (Incorporated by reference to Exhibit 10.14 of the Company's registration statement on Form S-4, No.
                           33-85842.)

         10.15 Promissory Note dated December 1, 1994 executed by nCHIP in favor of the Registrant. (Incorporated by reference to Exhibit 10.15 of the Company's registration statement on Form S-4, No. 33-85842.)

         10.16 Promissory Note dated December 9, 1994 executed by nCHIP in favor of the Company. (Incorporated by reference to Exhibit 10.16 of the Company's registration statement on Form S-4, No. 33-85842.)

         10.17             Agreement Amending Promissory Notes dated as of
                           November 15, 1994 between the Company and nCHIP.
                           (Incorporated by reference to Exhibit 10.17 of the Company's registration statement on Form S-4, No.
                           33-85842.)

         10.18             Letter Agreement dated December 6, 1994 between the
                           Company and Malayan Banking Berhad. (Incorporated by reference to Exhibit 10.18 of the Company's registration statement on Form S-4, No. 33-85842.)

         10.19 Corporate Letter of Guarantee dated January 20, 1995 between the Company and Malayan Banking Berhad.
                           (Incorporated by reference to Exhibit 10.1 of the

                           Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.)

         10.20             Letter of Agreement dated October 6, 1995 between
                           Flextronics Singapore Pte. Ltd. and Malayan Banking
                           Berhad. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.)

         10.21             Bridge Loan Facility dated May 14, 1996 between The
                           Bank of Boston, Singapore Branch and Flextronics
                           Singapore Pte Ltd. dated May 14, 1996.

         10.22             Bridge Loan Facility dated January 29, 1996 between
                           The Bank of Boston, Singapore Branch and Flextronics
                           Singapore Pte. Ltd.

         10.23             Letter Agreement dated July 12, 1994 between Bank of
                           America NT&SA and the Registrant. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                           Report on Form 10-Q for the fiscal quarter ended June
                           30, 1994.)

         10.24             Negative Pledge Agreement between the Registrant and
                           Bank of America NT&SA. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on
                           Form 10-Q for the fiscal quarter ended June 30, 1994.)

         10.25             Standard Commercial Lease dated May 1, 1995 between
                           H.B. Industrial Properties and Flextronics
                           Technologies, Inc. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form
                           10-K for the fiscal year ended March 31, 1995.)

         10.26             Lease Agreement dated as of October 1, 1994 among
                           Shenzhen Xinan Industrial Shareholdings Limited,
                           Flextronics Industrial (Shenzhen) Limited and
                           Flextronics Singapore Pte Ltd. (Incorporated by reference to Exhibit 10.25 of the Company's Annual
                           Report on Form 10-K for the fiscal year ended March
                           31, 1995.)

         10.27             Lease Agreement dated as of January 2, 1995 between
                           Shenzhen Xinan Industrial Shareholdings Limited and
                           Flextronics Industrial (Shenzhen) Limited.
                           (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

         10.28+            Services Agreement between the Registrant and Stephen
                           Rees dated as of January 6, 1996. (Incorporated by reference to Exhibit 10.1 of the Company's Current
                           Report on Form 8-K for the event reported on February
                           2, 1996.)

         10.29+            Supplemental Services Agreement between Astron and
                           Stephen Rees dated as of January 6, 1996.
                           (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K for the event reported on February 2, 1996.)

         10.30*            OEM Purchase Agreement between Apple Computer Inc.
                           and the Company dated November 3, 1995 and effective as of July 10, 1995. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on
                           Form 10-Q for the quarter ended December 31, 1995.)

         10.31*            License Agreement between the Company and Global
                           Village Communication dated November 3, 1995 and effective as of July 10, 1995. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly
                           Report on Form 10-Q for the quarter ended December
                           31, 1995.)

         10.32             Lease Agreement dated November 23, 1994 between China
                           Merchants Shekou Industrial Zone Real Estate Company and the Company. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on
                           Form 10-Q for the fiscal quarter ended December 31, 1994.)

         10.33+            Employment and Noncompetition Agreement between the
                           Company and Bruce McWilliams. (Incorporated by reference to Exhibit 10.33 of the Company's registration statement on Form S-4, No. 33-85842.)

         10.34+            Promissory Note dated April 17, 1995 executed by
                           Michael E. Marks in favor of Flextronics
                           Technologies, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form
                           10-K for the fiscal year ended March 31, 1995.)

         10.35+            Employment and Noncompetition Agreement between the
                           Company and David Tuckerman. (Incorporated by reference to Exhibit 10.35 of the Company's registration statement on Form S-4, No. 33-85842.)

         10.36+            Service Agreement dated July 8, 1993 between the
                           Registrant and Dennis P. Stradford. (Incorporated by reference to Exhibit 10.36 of the Company's registration statement on Form S-1, No. 33-74622.)

         10.37+            Service Agreement dated July 8, 1993 between the
                           Registrant and Tsui Sung Lam. (Incorporated by reference to Exhibit 10.37 of the Company's registration statement on Form S-1, No. 33-74622.)

         10.38+            Service Agreement dated July 8, 1993 between the
                           Registrant and Goh Chan Peng. (Incorporated by reference to Exhibit 10.38 of the Company's registration statement on Form S-1, No. 33-74622.)

         10.39+            Service Agreement dated July 8, 1993 between the
                           Registrant and Teo Buck Song. (Incorporated by reference to Exhibit 10.39 of the Company's registration statement on Form S-1, No. 33-74622.)

         10.40+            Employment Agreement dated May 1, 1994 between the
                           Registrant and Hans Nilsson. (Incorporated by reference to Exhibit 10.40 of the Company's Annual
                           Report on Form 10-K for the fiscal year ended March
                           31, 1994.)

         10.41* Printed Circuit Board Assembly Services Agreement between Lifescan Inc., a Johnson & Johnson Company, and the Registrant dated November 1, 1992.
                           (Incorporated by reference to Exhibit 10.41 of the Company's registration statement on Form S-1, No.
                           33-74622.)

         10.42             [Reserved.]

         10.43             [Reserved.]

         10.44             Tenancy of Flatted Factory Unit dated February 28,
                           1996 between Jurong Town Corporation and the
                           Registrant.

         10.45 Tenancy of Flatted Factory Unit dated May 14, 1993 between Jurong Town Corporation and the Registrant.
                           (Incorporated by reference to Exhibit 10.45 of the Company's registration statement on Form S-1, No.
                           33-74622.)

         10.46             [Reserved.]

         10.47             [Reserved.]

         10.48             Lease Agreement dated August 1, 1995 between Mr. Carl
                           Curtis and the Company.

         10.49             [Reserved.]

         10.50             [Reserved.]

         10.51             Lease Agreement between China Merchants' Shekou
                           Industrial Real Estate Company and Registrant
                           (English translation of material terms) dated August
                           15, 1995.

         10.52+ Flextronics Asia U.S.A. 401(k) plan. (Incorporated by reference to Exhibit 10.52 of the Company's registration statement on Form S-1, No. 33-74622.)

         10.53             Acquisition and Subscription Agreement dated June 30,
                           1993 between FI Liquidating Company, Inc., Asian
                           Oceanic Nominees and Custodians Limited, N.T.
                           Butterfield Trustee (Bermuda) Limited, Overseas Asset
                           Holdings, Inc., JF Asia Select Limited, the Executive
                           Representative, Flex Holdings Pte Limited, CLG
                           Partners, L.P. and the Liquidators of Asian Oceanic
                           Nominees and Custodians Limited. (Incorporated by reference to Exhibit 10.53 of the Company's registration statement on Form S-1, No. 33-74622.)

         11.1 Statement regarding computation of per share earnings.

         13.1              Annual Report to Shareholders.

         21.1              Subsidiaries of the Registrant.

         23.1              Consent of Independent Auditors.

         27                Financial Data Schedule.


- -------------------

*   Confidential treatment requested for portions of agreement.
+   Management contract or compensatory plan or arrangement.

(d)  See Item 14(a).

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 28, 1996

                                        FLEXTRONICS INTERNATIONAL LTD.

                                        By: /s/ MICHAEL E. MARKS
                                            ------------------------
                                            Michael E. Marks
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Michael E. Marks and Goh Chan Peng and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report (including any and all amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                            TITLE                                 DATE
               ---------                                            -----                                 ----

/s/ MICHAEL E. MARKS                         Chairman of the Board, and Chief Executive              June 28, 1996
- ---------------------------------            Officer (principal executive officer)
Michael E. Marks

/s/ TSUI SUNG LAM                            President, Chief Operating Officer and                  June 28, 1996
- ---------------------------------            Director
Tsui Sung Lam

/s/ GOH CHAN PENG                            Chief Financial Officer (principal financial and        June 28, 1996
- ---------------------------------            accounting officer)
Goh Chan Peng

/s/ ROBERT R.B. DYKES                        Director                                                June 28, 1996
- ---------------------------------
Robert R.B. Dykes

/s/ BERNARD J. LACROUTE                      Director                                                June 28, 1996
- ---------------------------------
Bernard J. Lacroute

/s/ MICHAEL J. MORITZ                        Director                                                June 28, 1996
- ---------------------------------
Michael J. Moritz

/s/ STEPHEN J.L. REES                        Chairman, Astron Group Limited                          June 28, 1996
- ---------------------------------            Director
Stephen J.L. Rees

/s/ ANDREW W. RUSSELL                        Director                                                June 28, 1996
- ---------------------------------
Andrew W. Russell

/s/ RICHARD L. SHARP                         Director                                                June 28, 1996
- ---------------------------------
Richard L. Sharp

                                  EXHIBIT INDEX

                                                                                      Subsequentially
Exhibit                                                                                  Numbered
Number             Document Description                                                    Page
- ------             --------------------                                                     ----

2.1               Agreement and Plan of Reorganization dated as of September 12,
                  1994 among the Company, nCHIP Acquisition Corporation and nCHIP (the "Reorganization Agreement"). Certain Disclosure
                  Schedules of nCHIP and the Company setting forth various exceptions to the representations and warranties pursuant to the Reorganization Agreement have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request. (Incorporated by reference to Exhibits 2.1 through 2.6 of the Company's registration statement on Form S-4, No. 33-85842.)

2.2               Amendment No. 1 to the Reorganization Agreement dated as of
                  December 8, 1994 among the Company, nCHIP Acquisition
                  Corporation and nCHIP. (Incorporated by reference to Exhibit
                  2.7 of the Company's registration statement on Form S-4, No.
                  33-85842.)

2.3               Share Purchase Agreement dated as of April 12, 1995 among the
                  Company, A&A and all of the shareholders of A&A.
                  (Incorporated by reference to Exhibit 2.1 of the Company's
                  Current Report on Form 8-K for the event reported on April
                  12, 1995.)

2.4               Asset Sale Agreement dated December 29, 1994 between
                  FlexTracker Sdn. Bhd. and Flextronics Malaysia Sdn. Bhd.
                  (Incorporated by reference to Exhibit 10.19 of the Company's registration statement on Form S-4, No. 33-85842.)

2.5               Agreement among the Company, Alberton Holdings Limited and
                  Omac Sales Limited dated as of January 6, 1996. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K for the event reported on February 2, 1996.)

3.1 Memorandum of Association of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's registration statement on Form S-1, No. 33-74622.)

3.2 Articles of Association of the Company. (Incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form S-4, No. 33-85842.)

4.1               Registration Rights Agreement dated July 8, 1993, as amended.
                  (Incorporated by reference to Exhibit 10.34 of the Company's registration statement on Form S-1, No. 33-74622.)

4.2 Registration Rights Agreement dated as of April 12, 1995 among the Company and certain shareholders of A&A. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K for the event reported on April 12, 1995.)

10.1 Form of Indemnification Agreement between the Registrant and its directors and certain officers. (Incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form S-1, No. 33-74622.)

10.2+             1993 Share Option Plan. (Incorporated by reference to Exhibit
                  10.2 of the Company's registration statement on Form S-1, No.
                  33-74622.)

10.3+ Executives' Share Option Scheme, as amended. (Incorporated by reference to Exhibit 10.3 of the Company's registration statement on Form S-1, No. 33-74622.)

10.4+ Executives' Incentive Share Scheme, as amended. (Incorporated by reference to Exhibit 10.4 of the Company's registration statement on Form S-1, No. 33-74622.)

10.5+             nCHIP, Inc. Amended and Restated 1988 Stock Option Plan.
                  (Incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form S-4, No. 33-85842.)

10.6 Purchase and Sale Agreement dated as of March 28, 1995 by and between Metropolitan Life Insurance Company and Flextronics
                  Technologies, Inc. (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

10.7* Agreement to Grant Options dated as of June 9, 1995 between the Company and Lifescan. (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

10.8              Letter Agreement between the Registrant and Citibank N.A.
                  Singapore dated October 25, 1994. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.)

10.9              Negative Pledge Agreement between the Registrant and Citibank
                  N.A. Singapore. (Incorporated by reference to Exhibit 10.9 of the Company's registration statement on Form S-4, No.
                  33-85842.)

10.10 Promissory Note dated April 26, 1994 executed by FlexTracker in favor of the registrant. (Incorporated by reference to Exhibit 10.10 of the Company's registration statement on Form
                  S-4, No. 33-85842.)

10.11 Promissory Note dated August 24, 1994 executed by nCHIP in favor of the Registrant. (Incorporated by reference to Exhibit
                  10.11 of the Company's registration statement on Form S-4, No.
                  33-85842.)

10.12 Promissory Note dated September 30, 1994 executed by nCHIP in favor of the Registrant. (Incorporated by reference to Exhibit
                  10.12 of the Company's registration statement on Form S-4, No.
                  33-85842.)

10.13             Sale and Purchase Agreement dated June 8, 1994, between Raylee
                  Industries Sdn. Bhd. and the Registrant. (Incorporated by reference to Exhibit 10.13 of the Company's registration statement on Form S-4, No. 33-85842.)

10.14             Term Loan Facility dated September 14, 1994 between
                  Arab-Malaysian Merchant Bank and the Registrant. (Incorporated by reference to Exhibit 10.14 of the Company's registration statement on Form S-4, No. 33-85842.)

10.15 Promissory Note dated December 1, 1994 executed by nCHIP in favor of the Registrant. (Incorporated by reference to Exhibit
                  10.15 of the Company's registration statement on Form S-4, No.
                  33-85842.)

10.16 Promissory Note dated December 9, 1994 executed by nCHIP in favor of the Company. (Incorporated by reference to Exhibit
                  10.16 of the Company's registration statement on Form S-4, No.
                  33-85842.)

10.17             Agreement Amending Promissory Notes dated as of November 15,
                  1994 between the Company and nCHIP. (Incorporated by reference to Exhibit 10.17 of the Company's registration statement on Form S-4, No. 33-85842.)

10.18 Letter Agreement dated December 6, 1994 between the Company and Malayan Banking Berhad. (Incorporated by reference to Exhibit 10.18 of the Company's registration statement on Form
                  S-4, No. 33-85842.)

10.19 Corporate Letter of Guarantee dated January 20, 1995 between the Company and Malayan Banking Berhad. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.)

10.20             Letter of Agreement dated October 6, 1995 between Flextronics
                  Singapore Pte. Ltd. and Malayan Banking Berhad. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.)

10.21             Bridge Loan Facility dated May 14, 1996 between The Bank of
                  Boston, Singapore Branch and Flextronics, Singapore Pte Ltd.
                  dated May 14, 1996

10.22 Bridge Loan Facility dated January 29, 1996 between The Bank of Boston, Singapore Branch and Flextronics Singapore Pte.
                  Ltd.

10.23             Letter Agreement dated July 12, 1994 between Bank of America
                  NT&SA and the Registrant. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.)

10.24             Negative Pledge Agreement between the Registrant and Bank of
                  America NT&SA. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.)

10.25             Standard Commercial Lease dated May 1, 1995 between H.B.
                  Industrial Properties and Flextronics Technologies, Inc.
                  (Incorporated by reference to Exhibit 10.25 of the Company's
                  Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

10.26             Lease Agreement dated as of October 1, 1994 among Shenzhen
                  Xinan Industrial Shareholdings Limited, Flextronics Industrial
                  (Shenzhen) Limited and Flextronics Singapore Pte Ltd.
                  (Incorporated by reference to Exhibit 10.25 of the Company's
                  Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

10.27             Lease Agreement dated as of January 2, 1995 between Shenzhen
                  Xinan Industrial Shareholdings Limited and Flextronics
                  Industrial (Shenzhen) Limited. (Incorporated by reference to
                  Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

10.28+ Services Agreement between the Registrant and Stephen Rees dated as of January 6, 1996. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K for the event reported on February 2, 1996.)

10.29+            Supplemental Services Agreement between Astron and Stephen
                  Rees dated as of January 6, 1996. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K for the event reported on February 2, 1996.)

10.30*            OEM Purchase Agreement between Apple Computer Inc. and the
                  Company dated November 3, 1995 and effective as of July 10,
                  1995. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  December 31, 1995.)

10.31*            License Agreement between the Company and Global Village
                  Communication dated November 3, 1995 and effective as of July
                  10, 1995. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  December 31, 1995.)

10.32             Lease Agreement dated November 23, 1994 between China
                  Merchants Shekou Industrial Zone Real Estate Company and the
                  Company. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.)

10.33+ Employment and Noncompetition Agreement between the Company and Bruce McWilliams. (Incorporated by reference to Exhibit
                  10.33 of the Company's registration statement on Form S-4, No.
                  33-85842.)

10.34+            Promissory Note dated April 17, 1995 executed by Michael E.
                  Marks in favor of Flextronics Technologies, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

10.35+ Employment and Noncompetition Agreement between the Company and David Tuckerman. (Incorporated by reference to Exhibit
                  10.35 of the Company's registration statement on Form S-4, No.
                  33-85842.)

10.36+ Service Agreement dated July 8, 1993 between the Registrant and Dennis P. Stradford. (Incorporated by reference to Exhibit
                  10.36 of the Company's registration statement on Form S-1, No.
                  33-74622.)

10.37+ Service Agreement dated July 8, 1993 between the Registrant and Tsui Sung Lam. (Incorporated by reference to Exhibit 10.37 of the Company's registration statement on Form S-1, No.
                  33-74622.)

10.38+ Service Agreement dated July 8, 1993 between the Registrant and Goh Chan Peng. (Incorporated by reference to Exhibit 10.38 of the Company's registration statement on Form S-1, No.
                  33-74622.)

10.39+ Service Agreement dated July 8, 1993 between the Registrant and Teo Buck Song. (Incorporated by reference to Exhibit 10.39 of the Company's registration statement on Form S-1, No.
                  33-74622.)

10.40+ Employment Agreement dated May 1, 1994 between the Registrant and Hans Nilsson. (Incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

10.41*            Printed Circuit Board Assembly Services Agreement between
                  Lifescan Inc., a Johnson & Johnson Company, and the Registrant dated November 1, 1992. (Incorporated by reference to Exhibit
                  10.41 of the Company's registration statement on Form S-1, No.
                  33-74622.)

10.42             [Reserved.]

10.43             [Reserved.]

10.44 Tenancy of Flatted Factory Unit dated February 28, 1996 between Jurong Town Corporation and the Registrant.

10.45             Tenancy of Flatted Factory Unit dated May 14, 1993 between
                  Jurong Town Corporation and the Registrant. (Incorporated by reference to Exhibit 10.45 of the Company's registration statement on Form S-1, No. 33-74622.)

10.46             [Reserved.]

10.47             [Reserved.]

10.48 Lease Agreement dated August 1, 1995 between Mr. Carl Curtis and the Company.

10.49             [Reserved.]

10.50             [Reserved.]

10.51             Lease Agreement between China Merchants' Shekou Industrial
                  Real Estate Company and Registrant (English translation of material terms) dated August 15, 1995.

10.52+ Flextronics Asia U.S.A. 401(k) plan. (Incorporated by reference to Exhibit 10.52 of the Company's registration statement on Form S-1, No. 33-74622.)

10.53 Acquisition and Subscription Agreement dated June 30, 1993 between FI Liquidating Company, Inc., Asian Oceanic Nominees and Custodians Limited, N.T. Butterfield Trustee (Bermuda)
                  Limited, Overseas Asset Holdings, Inc., JF Asia Select
                  Limited, the Executive Representative, Flex Holdings Pte
                  Limited, CLG Partners, L.P. and the Liquidators of Asian
                  Oceanic Nominees and Custodians Limited. (Incorporated by reference to Exhibit 10.53 of the Company's registration statement on Form S-1, No. 33-74622.)

11.1              Statement regarding computation of per share earnings.

13.1              Annual Report to Shareholders.

21.1              Subsidiaries of the Registrant.

23.1              Consent of Independent Auditors.

27                Financial Data Schedule.

- -------------------

*   Confidential treatment requested for portions of agreement.
+   Management contract or compensatory plan or arrangement.

(d)  See Item 14(a).