Form 10-Q
period 1996-06-30
FLEXTRONICS INTERNATIONAL LTD
filed 1996-08-14
CIK 866374

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-Q

                        --------------------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-23354

                        FLEXTRONICS INTERNATIONAL LTD.
            (Exact name of registrant as specified in its charter)

             Singapore                                      Not Applicable
  (State or other jurisdiction of                          (I.R.S. employer
   incorporation or organization)                         identification no.)

                            Blk 514, Chai Chee Lane
                                     #04-13
                                Singapore 469029
              (Address of principal executive offices) (Zip Code)

                                 (65) 449 5255
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES  X                                   NO
              ---                                     ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
                    Ordinary Shares         June 30, 1996
                    ---------------         -------------
                    $0.01 par value         13,295,544

- -------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
- ------------------------------


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 1996 and
               March 31, 1996...........................................       3

          Condensed Consolidated Statements of Income - Three months
               ended June 30, 1996 and 1995..............................      4

          Condensed Consolidated Statements of Cash Flow - Three months
               ended June 30, 1996 and 1995..............................      5

          Notes to Condensed Consolidated Financial Statements...........      6


Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............  7 - 9


PART II. OTHER INFORMATION
- --------------------------


Items 1 through 6........................................................     10

Signatures...............................................................     11

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


                FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,             MARCH 31,
                                                                                  1996                 1996/*/
                                                                           ----------------------------------------
                                                                              (UNAUDITED)
ASSETS                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Current assets
  Cash                                                                        $  8,760                $  6,546
  Accounts receivable, net                                                      69,933                  78,114
  Inventories - Note B                                                          54,941                  52,637
  Other current assets                                                           5,039                   4,087
                                                                              --------                --------
  Total current assets                                                         138,673                 141,384
                                                                              ========                ========
Property and equipment
  At cost                                                                      101,180                  98,998
  Accumulated depreciation                                                     (36,658)                (37,896)
                                                                              --------                --------
  Net property and equipment                                                    64,522                  61,102
                                                                              --------                --------
Other non-current assets                                                        11,294                  12,102
TOTAL ASSETS                                                                  $214,489                $214,588
                                                                              ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Bank borrowings                                                             $ 19,041                $ 14,379
  Current portion of capital lease and long-term debt                           20,833                  20,934
  Accounts payable                                                              52,749                  64,625
  Other current liabilities                                                     15,318                  13,770
                                                                              --------                --------
  Total current liabilities                                                    107,941                 113,708
                                                                              --------                --------

Long term debt, less current portion                                            17,795                  17,554
Obligations under capital leases and deferred income taxes                      11,054                  11,376
Notes payable to shareholders                                                      686                     686

Minority Interest                                                                  485                     485

Shareholders' equity
  Ordinary shares, S$0.01 par value:
    Authorized - 100,000,000 shares at March 31, 1996 and June 30, 1996
    Issued and outstanding - 13,213,289 shares at March 31, 1996 and
    13,295,544 shares at June 30, 1996                                              85                      85
  Additional paid-in capital                                                    94,181                  93,634
  Accumulated deficit                                                          (17,738)                (22,940)
                                                                              --------                --------
  Total shareholders' equity                                                    76,528                  70,779
                                                                              --------                --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $214,489                $214,588
                                                                              ========                ========

- -------------------------
/*/ The balance sheet at March 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


           See notes to condensed consolidated financial statements.

                FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                    ----------------------------------------
                                                             1996               1995
                                                           --------           --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                                  $118,269            $86,014

Costs and expenses:
  Cost of sales                                             106,143             78,907
  Selling, general and administrative expenses                5,611              3,405
  Goodwill & intangibles amortisation                           287                255
  Interest expense and other, net                               425                480
                                                           --------            -------
                                                            112,466             83,047
Income before income taxes                                    5,803              2,967

Provision for income taxes                                      849                282
                                                           --------            -------
Net income after income taxes                                 4,954              2,685
                                                           ========            =======

Earnings per share:

  Net income per shar                                      $   0.35            $  0.22
                                                           ========            =======

  Weighted average ordinary shares and equivalents           14,336             12,484
                                                           ========            =======

           See notes to condensed consolidated financial statements.

                FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           1996       1995
                                                         ---------  ---------
                                                            (IN THOUSANDS)
Net cash provided by (used for) operating activities      $ 3,455   $ (1,337)

Investing activities:
  Purchases of property and equipment                      (5,739)    (7,664)
  Proceeds from sale of property and equipment                 39          0
  Payment for business acquired, net of cash acquired           0     (3,116)
                                                          -------   --------
Net cash used for investing activities                     (5,700)   (10,780)
                                                          =======   ========

Financing activities:
  Borrowings from banks                                     4,605     14,095
  Source (repayment) of capital lease obligations            (701)       395
  Source (repayment) of long-term debt                       (342)        51
  Repayment of loan from related party                        350          0
  Net proceeds from issuance of share capital                 547        248
  Proceeds from notes payable                                   0         73
                                                          -------   --------
Net cash provided by financing activities                   4,459     14,862
                                                          =======   ========

Net increase in cash                                        2,214      2,745
Cash, beginning of period                                   6,546      4,751
                                                          -------   --------
Cash, end of period                                       $ 8,760   $  7,496
                                                          =======   ========





           See notes to condensed consolidated financial statements.

                FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Flextronics International Ltd.'s annual report on Form 10-K for the year ended March 31, 1996.



NOTE B - INVENTORIES

The components of inventory consist of the following:


                                     June 30, 1996   March 31, 1996
                                     -------------   --------------
                                             (000's omitted)
Raw materials                           $44,149          $42,202
Work-in-process                          13,748           14,049
Finished goods                            1,698              962
                                        -------          -------
                                        $59,596          $57,213
Less:  Allowance for obsolescence        (4,655)          (4,576)
                                        -------          -------
                                        $54,941          $52,637
                                        =======          =======


           See notes to condensed consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion contains projections and other forward-looking statements regarding future events and the future financial performance of the Company that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual events or results to differ materially from any future performance suggested herein. Certain of the factors that could cause actual events or results to differ are highlighted herein. We also refer you to the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company's Annual Report on Form 10-K filed in June 1996 and fiscal year 1996 Form 10-Qs and Form 8-Ks. This document, as well as the Company's Form 10-K, Form 10-Qs and Form 8-Ks contain and identify important factors that could cause the Company's actual results to differ materially from those contained in the projections and the forward-looking statements contained in this report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS


Net Sales

          Net sales for the three months ended June 30, 1996 increased 37.6% to $118.3 million from $86.0 million for the three months ended June 30, 1995. The increase was primarily due to higher sales to existing customers, including Visioneer, Global Village Communication, Microcom and Thermoscan, sales to new customers in the computer and communications industries such as Microsoft, US Robotics and Advanced Fiber Communications and the inclusion of sales of Astron Group Limited ("Astron") after its acquisition in February 1996.

Gross Profit

          Gross profit is affected by, among other things, product mix, component costs, product life cycles, unit volumes, startup of new manufacturing facilities, expansion of existing manufacturing facilities and new product introductions. Gross profit margin increased to 10.3% for the three months ended June 30, 1996 as compared to 8.3% for the three months ended June 30, 1995. The increase in gross profit margin for the quarter ended June 30, 1996 was mainly due to higher sales during this period resulting in better labor and overhead expense absorption and the inclusion of Astron's printed circuit board business which has historically had a higher gross profit margin due to lower materials costs than the Company's.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses for the three months ended June 30, 1996 increased to $5.6 million from $3.4 million for the three months ended June 30, 1995 and increased as a percentage of net sales to 4.7% for the three months ended June 30, 1996 from 4.0% for the three months ended June 30, 1995. The increase was principally due to costs associated with increased corporate salaries and bonuses, increased sales and marketing expenses and the inclusion of Astron's selling and general administrative expenses after its acquisition in February 1996.

Interest Expense and Other, Net

          Net interest expense and other decreased to $425,000 for the three months ended June 30, 1996 from $480,000 for the three months ended June 30, 1995. Net interest expense and other decreased because of a $276,000 regional development grant received from the Wales government for capital expenditures incurred at the Wales facility in 1996. Interest expenses incurred for the three months ended June 30, 1996 were mainly due to indebtedness incurred in order to finance the cash portion of the Astron acquisition.

Provision for Income Taxes

          The Company is structured as a holding company with several operating subsidiaries. The Company conducts its operations in Asia through its manufacturing and marketing subsidiaries incorporated in Singapore, Malaysia, Hong Kong and China, and each of these subsidiaries is subject to taxation in the country in which it has been formed. The Company's manufacturing subsidiaries have been granted certain tax relief in each of these countries, resulting in lower taxes than would otherwise be the case under ordinary tax rates.

          The Company's consolidated effective tax rate for any given period is calculated by dividing the aggregate taxes incurred by each of the operating subsidiaries and the holding company by the Company's consolidated pretax income. Losses incurred by any subsidiary or by the holding company are not deductible by the other entities in the calculation of their respective local taxes.

          The Company's consolidated effective tax rate was 14.6% for the three months ended June 30, 1996 and 9.5% for the three months ended June 30, 1995. Variations in the Company's consolidated effective tax rates are primarily attributable to the differences in the relative amount of the holding company's interest expense compared to the amount of pretax income in the respective periods.

          The Company's Singapore subsidiary was granted an investment allowance incentive in respect of approved fixed capital expenditures subject to certain conditions. These allowances have been fully utilized to reduce its taxable income since fiscal 1991. If the Singapore subsidiary sells, leases or disposes of assets in respect of which investment allowances have been granted before July 31, 1997 the amount of income previously exempted from Singapore tax will then become taxable at the standard corporate tax rate of 26%. The Company's Malaysian manufacturing subsidiary has obtained a five-year pioneer certificate from the relevant authority which provides a tax exemption on manufacturing income from certain products in Johore, Malaysia. To date, this incentive has had a limited impact on the Company due to the relatively short history of its Malaysian operations and its loss carry forwards. The Company's facility in Shekou, China is located in a "Special Economic Zone" and is an approved "Product Export Enterprise" which qualifies for a special corporate income tax rate of 10%. This special tax rate is subject to the Company exporting more than 70% of its total value of products manufactured in China, and the Company's status as a Product Export Enterprise is reviewed annually by the Chinese government authorities. The Company's investments in its plants in Xixiang and Doumen, China fall under the "Foreign Investment Scheme" which entitle the Company to apply for a five-year tax incentive. The Company applied for the tax incentive for both plants and obtained the incentive for the Doumen plant in December 1995. The Company believes that the incentive will be granted for the Xixiang plant, although there can be no assurance in this regard. If approval is received, the Company's tax rates on income from these facilities during the incentive period will be 0% in years 1 and 2 and 7 1/2% in years 3 through 5, commencing in the first profitable year. In fiscal 1993, the Company transferred its offshore marketing and distribution functions to a newly formed marketing subsidiary located in Labuan, Malaysia, where the tax rate is de minimis. In February 1996, the Company transferred Astron's sales and marketing business to a newly formed subsidiary in Mauritius, where the tax rate is at 0%.

          The Company has structured its operations in Asia in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. If tax incentives are not renewed upon expiration, if the tax rates applicable to the Company are rescinded or changed, or if tax authorities were to challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's taxes would increase and its results of operations and cash flow would be adversely affected. Substantially all of the products manufactured by the Company's Asian subsidiaries are sold to U.S. based customers. While the Company believes that profits from its Asian operations are not sufficiently connected to the U.S. to give rise to U.S. federal or state income taxation, there can be no assurance that U.S. tax authorities will not challenge the Company's position or, if such challenge is made, that the Company will prevail in any such disagreement. If the Company's Asian profits became subject to U.S. income taxes, the Company's taxes could increase and its results of operations and cash flow could be adversely affected. The expansion by the Company of its operations in the U.S. may increase its effective tax rate.

          There are no Singapore exchange controls or other restrictions on the export or import of capital. The remittance of dividends or other payments by the Company to non-resident shareholders is therefore not subject to any restriction. Singapore does not currently have a double tax treaty with the United States of America.

However, under the current Singapore tax rules, there is no Singapore withholding tax on payments of dividends or other distributions by the Company to its non-resident shareholders.

Variability of Results

          The Company has experienced, and expects to continue to experience, significant periodic and quarterly fluctuations in the Company's results of operations. These factors include, among other things, timing of orders, volume of orders relative to the Company's capacity, customers' announcement and introduction of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, mix of orders filled, and changes or anticipated changes in economic conditions. In addition, the Company's operating results are adversely affected by seasonality (principally in Malaysia and China during each fourth fiscal quarter due to local holiday seasons). The market segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Ordinary Shares.

Liquidity and Capital Resources

          The Company has funded its operations from the proceeds of public offerings of equity securities, cash generated from operations, bank debt and lease financing of capital equipment. The Company has a total of $50 million in credit facilities from several banks.

          Cash provided by operating activities was $3.5 million for the three months ended June 30, 1996. Cash used for operating activities was $1.3 million for the three months ended June 30, 1995. Cash provided by operating activities for the three months ended June 30, 1996 was comprised primarily of net income, depreciation, and decrease in accounts receivable. Cash used for operating activities was primarily due to increase in inventory and decrease in accounts payable.

          Accounts receivable, net of allowance for doubtful accounts decreased to $69.9 million at June 30, 1996 from $78.1 million at March 31, 1996. The decrease in accounts receivable was mainly due to lower sales for the three months ending June 30, 1996 compared to the fourth quarter ending March 31, 1996 and better collection of accounts receivable during the quarter ending June 30, 1996. Inventories increased to $54.9 million at June 30, 1996 from $52.6 million at March 31, 1996.

          Net cash used for investing activities during the three months ended June 30, 1996 was $5.7 million which consisted primarily of expenditures for production machinery and equipment in the San Jose, nCHIP and Xixiang, China facilities and for the purchase of land in San Jose.

          Net cash provided by financing activities was $4.5 million for the three months ended June 30, 1996 and $14.9 million for the three months ended June 30, 1995. Cash provided by financing activities consisted primarily of borrowings from banks and net proceeds from the issuance of share capital.

          Bank borrowings increased from $14.4 million at March 31, 1996 to $19.0 million at June 30, 1996 as the Company has utilized its bank lines to help finance the growth of its business. The Company ended the June 1996 quarter with cash of $8.8 million.

                          PART II - OTHER INFORMATION
                          ---------------------------


Items 1 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:  (10.1)  Revolving Credit Facility Agreement dated June 13, 1996 among Flextronics International USA, Inc., Flextronics Singapore Pte Ltd., The First National Bank of Boston, Singapore Branch, et al.

               (10.2) Supplemental Agreement dated July 25, 1996 being supplemental to the Revolving Credit Facility Agreement among Flextronics International USA, Inc., Flextronics Singapore Pte Ltd., The First National Bank of Boston, Singapore Branch, et al.

               (10.3) Security Agreement dated July 25, 1996 between The First National Bank of Boston, Singapore Branch and Flextronics International USA, Inc.

               (11.1)  Statement re: computation of earnings per share.

               (27)    Financial Data Schedule

(b) Reports on Form 8-K:      The Company did not file any reports on Form 8-K
                              during the three months ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                     FLEXTRONICS INTERNATIONAL LTD
                                     -----------------------------------------
                                     (Registrant)



Date  August 14, 1996                /s/ Michael E. Marks
      ---------------                -----------------------------------------
                                     Michael E. Marks, Chief Executive Officer



Date  August 14, 1996                /s/ Goh Chan Peng
      ---------------                -----------------------------------------
                                     Goh Chan Peng, Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number    Document Description
- ------    --------------------

10.1 Revolving Credit Facility Agreement dated June 13, 1996 among Flextronics International USA, Inc., Flextronics Singapore Pte Ltd., The First National Bank of Boston, Singapore Branch, et al.

10.2 Supplemental Agreement dated July 25, 1996 being supplemental to the Revolving Credit Facility Agreement among Flextronics International USA, Inc., Flextronics Singapore Pte Ltd., The First National Bank of Boston, Singapore Branch, et al.

10.3 Security Agreement dated July 25, 1996 between The First National Bank of Boston, Singapore Branch and Flextronics International USA, Inc.

11.1      Statement re: computation of earnings per share.

27        Financial Data Schedule