Form 10-Q
period 1996-09-30
FLEXTRONICS INTERNATIONAL LTD
filed 1996-11-14
CIK 866374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X         NO
                                   ---           ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
Ordinary Shares                           September 30, 1996
---------------                           ------------------
S$0.01 par value                               13,324,759

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES


                                      INDEX



PART 1.     FINANCIAL INFORMATION


Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - September 30, 1996 and
               March 31, 1996.............................................     3

            Condensed Consolidated Statements of Income - Three months
               ended September 30, 1996 and 1995..........................     4

            Condensed Consolidated Statements of Income - Six months
               ended September 30, 1996 and 1995..........................     5

            Condensed Consolidated Statements of Cash Flow - Six months
               ended September 30, 1996 and 1995..........................     6

            Notes to Condensed Consolidated Financial Statements..........     7


Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............  8-11


PART II.    OTHER INFORMATION

Items 1, 2 and 3..........................................................    12

Item 4 : Submission of Matters to a Vote of Security Holders..............    12

Item 5         ...........................................................    13

Item 6         ...........................................................    13

Signatures     ...........................................................    14


                                       2.

                         PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,             MARCH 31,
                                                                              1996                    1996*
                                                                      -------------------       ----------------
                                                                                       (UNAUDITED)
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ASSETS

Current assets
    Cash                                                              $            14,228     $             6,546
    Accounts receivable, net                                                       72,216                  78,114
    Inventories - Note B                                                           49,955                  52,637
    Other current assets                                                            4,783                   4,087
                                                                      -------------------     -------------------
    Total current assets                                                          141,182                 141,384
                                                                      -------------------     -------------------

Property and equipment
    At cost                                                                       104,859                  98,998
    Accumulated depreciation                                                     (36,158)                (37,896)
                                                                      -------------------     -------------------
    Net property and equipment                                                     68,701                  61,102
                                                                      -------------------     -------------------

Other non-current assets                                                           10,008                  12,102
                                                                      -------------------     -------------------

TOTAL ASSETS                                                          $           219,891     $           214,588
                                                                      ===================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Bank borrowings                                                   $            17,989     $            14,379
    Current portion of capital lease and long-term debt                            20,565                  20,934
    Accounts payable                                                               52,817                  64,625
    Other current liabilities                                                      17,445                  13,770
                                                                      -------------------     -------------------
    Total current liabilities                                                     108,816                 113,708
                                                                      -------------------     -------------------

Long-term debt, less current portion                                               17,685                  17,554
Obligations under capital leases and deferred income taxes                         10,380                  11,376
Notes payable to shareholders                                                         380                     686

Minority Interest                                                                     485                     485

Shareholders' equity
       Ordinary shares, S$0.01 par value:
       Authorized - 100,000,000 shares at March 31, 1996
                    and September 30, 1996
       Issued and outstanding - 13,213,289 shares at March 31,
       1996 and 13,324,759 shares at September 30, 1996                                86                      85
    Additional paid-in capital                                                     94,283                  93,634
    Accumulated deficit                                                          (12,224)                (22,940)
                                                                      ------------------      ------------------
    Total shareholders' equity                                                     82,145                  70,779
                                                                      -------------------     -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $           219,891     $           214,588
                                                                      ===================     ===================

* The balance sheet at March 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              1996                    1995
                                                                      -------------------       -------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                                               $          122,470     $          104,816

Costs and expenses:
    Cost of sales                                                                 108,207                  94,558
    Selling, general and administrative expenses                                    6,568                   4,861
    Goodwill & intangibles amortisation                                               288                     264
    Interest expense and other, net                                                   947                     289
                                                                       ------------------      ------------------
                                                                                  116,010                  99,972

    Income before income taxes                                                      6,460                   4,844

    Provision for income taxes                                                        946                     906

                                                                       ------------------      ------------------
Net income after income taxes                                                       5,514                   3,938
                                                                       ==================      ==================


Earnings per share:

    Net income per share                                               $             0.39      $             0.30
                                                                       ==================      ==================


    Weighted average ordinary
     shares and equivalents                                                        14,320                  13,343
                                                                       ==================      ==================





            See notes to condensed consolidated financial statements.

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              1996                    1995
                                                                      -------------------      ------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                                              $          240,739      $          190,830

Costs and expenses:
    Cost of sales                                                                 214,350                 173,465
    Selling, general and administrative expenses                                   12,179                   8,266
    Goodwill & intangibles amortisation                                               575                     519
    Interest expense and other, net                                                 1,372                     769
                                                                       ------------------      ------------------
                                                                                  228,476                 183,019

Income before income taxes                                                         12,263                   7,811

Provision for income taxes                                                          1,795                   1,188

                                                                       ------------------      ------------------
Net income after income taxes                                                      10,468                   6,623
                                                                       ==================      ==================


Earnings per share:

    Net income per share                                               $             0.73      $             0.51
                                                                       ==================      ==================


    Weighted average ordinary
     shares and equivalents                                                        14,305                  12,907
                                                                       ==================      ==================





            See notes to condensed consolidated financial statements.

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              1996                    1995
                                                                      -------------------       -----------------
                                                                                     (IN THOUSANDS)

Net cash provided by (used for) operating activities                   $           17,880       $         (15,235)

Investing activities:
    Purchase of property and equipment                                            (12,511)                (12,578)
    Proceeds from sale of property and equipment                                       70                      59
    Payment for business acquired, net of cash acquired                                 0                  (3,116)

                                                                       -------------------     ------------------
Net cash used for investing activities                                            (12,441)                (15,635)
                                                                       ===================     ==================

Financing activities:
    Borrowing from banks                                                            3,553                   6,678
    Source (repayment) of capital lease obligations                                (2,518)                    456
    Source (repyament) of long-term debt                                             (517)                   (211)
    Repayment of loan from related party                                            1,381                       0
    Net proceeds from issuance of share capital                                       650                  23,890
    Payment of secondary public offering expenses and                                   0                    (797)
       nCHIP financing expenses
    Repayment of notes payable                                                       (306)                    (19)
                                                                       ------------------      ------------------
Net cash provided by financing activities                                           2,243                  29,997
                                                                       ==================      ==================


Net increase in cash                                                                7,682                    (873)
Cash, beginning of period                                                           6,546                   4,751


                                                                       -------------------     ------------------
Cash, end of period                                                    $            14,228     $            3,878
                                                                       ===================     ==================



            See notes to condensed consolidated financial statements.

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                               SEPTEMBER 30, 1996



NOTE  A  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Flextronics International Ltd.'s annual report on Form 10-K for the year ended March 31, 1996.


NOTE B  -  INVENTORIES

The components of inventory consist of the following:

                                      September 30     March 31
                                         1996            1996
                                         ----            ----
                                            (In thousands)
Raw materials                          $ 42,403        $ 42,202
Work-in-process                          11,394          14,049
Finished goods                            1,551             962

                                       --------        --------
                                       $ 55,348        $ 57,213

Less: Allowance for obsolescence         (5,393)         (4,576)

                                       --------        --------
                                       $ 49,955        $ 52,637
                                       ========        ========

NOTE C -  ACQUISITION

The Company has announced an agreement to acquire Fine Line Printed Circuit Design, Inc. ("FLPCD"), a circuit board layout and prototype operations in San Jose, California. The Company will issue to FLPCD shareholders for value at approximately US$5.7 million Ordinary Shares of the Company. The Company anticipates the combination of FLPCD capabilities with the Company's other design and prototype capabilities at nCHIP, Westford, Massachussetts and Singapore.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  The following discussion contains projections and other forward-looking statements regarding future events and the future financial performance of the Company that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual events or results to differ materially from any future performance suggested herein. Certain of the factors that could cause actual events or results to differ are highlighted herein. We also refer you to the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company's Annual Report on Form 10-K filed in June 1996 and fiscal year 1997 Form 10-Qs. This document, as well as the Company's Form 10-K, Form 10-Qs and any Form 8-Ks contain and identify important factors that could cause the Company's actual results to differ materially from those contained in this report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS


NET SALES

                  Net sales for the three months ended September 30, 1996 increased 16.8% to $122.5 million from $104.8 million for the three months ended September 30, 1995. Net sales for the six months ended September 30, 1996 increased 26.2% to $240.7 million from $190.8 million for the six months ended September 30, 1995. The increase for the six months was primarily due to sales to new customers in the computer and communications industries such as Microsoft, US Robotics and Advanced Fiber Communications and the inclusion of sales of Astron Group Limited ("Astron") after its acquisition in February 1996.


GROSS PROFIT

                  Gross profit is affected by, among other things, product mix, component costs, product life cycles, unit volumes, startup of new manufacturing facilities, expansion of existing manufacturing facilities and new product introductions. Gross profit margin increased to 11.6% for the three months ended September 30, 1996 as compared to 9.8% for the three months ended September 30, 1995. The gross margin increased to 11.0% for the six months ended September 30, 1996 as compared to 9.1% for the six months ended September 30, 1995. The increase in gross profit margin for the second quarter and six months ended September 30,1996 was mainly due to higher sales during this period resulting in better labor and overhead expense absorption and the inclusion of Astron's printed circuit board business which has historically had a higher gross profit margin due to lower materials costs than the Company's.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Selling, general and administrative expenses for the three months ended September 30, 1996 increased to $6.6 million from $4.9 million for the three months ended September 30, 1995 and increased as a percentage of net sales to 5.4% for the three months ended September 30, 1996 from 4.6% for the three months ended September 30, 1995. For the six months ended September 30, 1996 selling, general and administrative expenses increased to $12.2 million from $8.3 million in the six months ended September 30, 1995 and increased as a percentage of net sales from 4.3% to 5.1%. The increase was principally due to the inclusion of Astron's selling and general administrative expenses after its acquisition in February 1996, costs associated with increased corporate salaries and bonuses and increased sales and marketing expenses.

INTEREST EXPENSE AND OTHER, NET

                  Interest expense and other, net increased to $947,000 for the three months ended September 30, 1996 from $289,000 for the three months ended September 30, 1995. Interest expense and other, net increased to $1,372,000 for the six months ended September 30, 1996 from $769,000 for the six months ended September 30, 1995. Interest expense and other, net increased mainly due to indebtedness incurred in order to finance the Astron acquisition.


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

                  The Company's consolidated effective tax rate was 14.6% for the three months ended September 30, 1996 and 14.6% for the six months ended September 30, 1996. Variations in the Company's consolidated effective tax rates are primarily attributable to the differences in the relative amount of the holding company's interest expense compared to the amount of pretax income in the respective periods.

                  The Company's Singapore subsidiary was granted an investment allowance incentive in respect of approved fixed capital expenditures subject to certain conditions. These allowances have been fully utilized to reduce its taxable income since fiscal 1991. If the Singapore subsidiary sells, leases or disposes of assets in respect of which investment allowances have been granted before July 31, 1997 the amount of income previously exempted from Singapore tax will then become taxable at the standard corporate tax rate of 26%. The Company's Malaysian manufacturing subsidiary has obtained a five-year pioneer certificate from the relevant authority which provides a tax exemption on manufacturing income from certain products in Johore, Malaysia. To date, this incentive has had a limited impact on the Company due to the relatively short history of its Malaysian operations and its tax allowances and losses carry forward. The Company's facility in Shekou, China is located in a "Special Economic Zone" and is an approved "Product Export Enterprise" which qualifies for a special corporate income tax rate of 10%. This special tax rate is subject to the Company exporting more than 70% of its total value of products manufactured in China, and the Company's status as a Product Export Enterprise is reviewed annually by the Chinese government authorities. The Company's investments in its plants in Xixiang and Doumen, China fall under the "Foreign Investment Scheme" which entitles the Company to apply for a five year tax incentive. The Company has obtained the incentive for the Doumen plant in December 1995 and the Xixiang plant in October 1996. With the approval, the Company's tax rates on income from these facilities during the incentive period will be 0% in years 1 and 2 and 7 1/2 % in years 3 through 5, commencing in the first profitable year. In fiscal 1993, the Company transferred its offshore marketing and distribution functions to a newly formed marketing subsidiary located in Labuan, Malaysia, where the tax rate is de minimis. In February 1996, the Company transferred Astron's sales and marketing business to a newly formed subsidiary in Mauritius, where the tax rate is at 0%.

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


VARIABILITY OF RESULTS

                  The Company has experienced, and expects to continue to experience, significant periodic and quarterly fluctuations in the Company's results of operations. These factors include, among other things, timing of orders, volume of orders relative to the Company's capacity, customers' announcement and introduction of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, mix of orders filled, and changes or anticipated changes in economic conditions. In addition, the Company's operating results are adversely affected by seasonality (principally in Malaysia and China during each fourth fiscal quarter due to local holiday seasons). The market segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Ordinary Shares. In future periods the Company's revenue or results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's Ordinary Shares would likely be materially adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

                  The Company has funded its operations from the proceeds of public offerings of equity securities, cash generated from operations, bank debt and lease financing of capital equipment. The Company has a total of $50 million in credit facilities from several banks.

                  Cash provided by operating activities was $17.9 million for the six months ended September 30, 1996. Cash used for operating activities was $15.2 million for the six months ended September 30, 1995. Cash provided by operating activities for the six months ended September 30, 1996 was comprised primarily of net income, depreciation, and decrease in accounts receivable. Cash used for operating activities in the prior period was primarily due to increase in inventory and decrease in accounts payable.

                  Accounts receivable, net of allowance for doubtful accounts decreased to $72.2 million at September 30, 1996 from $78.1 million at March 31, 1996. The decrease in accounts receivable was mainly due to better collection of accounts receivable during the quarter ending September 30,1996. Inventories decreased to $50.0 million at September 30, 1996 from $52.6 million at March 31, 1996.

                  Net cash used for investing activities during the six months ended September 30, 1996 was $12.4 million which consisted primarily of expenditures for the construction in progress in the new campus in Doumen, China, machinery and equipment in the San Jose, California and Xixiang, China facilities and for the purchases of land in Mexico and San Jose, California.

                  Net cash provided by financing activities was $2.2 million for the six months ended September 30, 1996 and $30.0 million for the six months ended September 30, 1995. Cash provided by financing activities consisted primarily of borrowings from banks ,net proceeds from the issuance of share capital and repayment of loan received from the related party of Astron.

                  Bank borrowings increased from $14.4 million at March 31, 1996 to $18.0 million at September 30, 1996 as the Company has utilized its bank lines to help finance the growth of its business. The Company ended the September 1996 quarter with cash of $14.2 million.

                           PART II - OTHER INFORMATION

Items 1 through 3.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company held its Annual General meeting of shareholders on August 15, 1996, at which the following matters were acted upon:

       Matter Voted Upon                                 Votes Cast

Reelection as directors of:

(a) Robert R.B. Dykes                        For:                      9,080,368
                                             Authority withheld
                                             from the director:           23,057

(b) Michael E. Marks                         For:                      9,081,768
                                             Authority withheld
                                             from the director:           21,657

(c) Andrew W. Russell                        For:                      9,081,368
                                             Authority withheld
                                             from the director:           22,057

(d) Stephen J.L. Rees                        For:                      9,029,265
                                             Against:                     54,555
                                             Abstain:                     19,605

Bernard J. Lacroute, Tsui Sung Lam, Michael Moritz and Richard L. Sharp continued their terms of office as directors after the Annual General meeting of shareholders.

Adoption of audited accounts of the          For:                      9,094,160
Company for the fiscal year ended March      Against:                      1,382
31, 1996 together with the reports           Abstain:                      7,883
thereon.

Reappointment of Ernst & Young LLP as the    For:                      9,093,017
Company's independent auditors for the       Against:                      5,819
fiscal year ending March 31, 1996.           Abstain:                      4,589

Amendment to the Company's 1993 Share        For:                      8,282,079
Option Plan relating to the increase in      Against:                    690,531
the maximum number of the Company's          Abstain:                     79,454
shares authorized for issuance.              Broker non-votes:            51,361

Authorization of the Company's directors     For:                      6,161,357
to allot and issue or grant options in       Against:                  1,165,938
respect of the Company's shares or allot     Abstain:                     83,079
and issue such shares pursuant to the        Broker non-votes:         1,693,051
exercise of options granted.

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:              (11.1)   Statement re: computation of earnings per
                                    share.

                           (11.2) Statement re: computation of earnings per share.

                           (27.1)   Financial Data Schedule

(b) Reports on Form 8-K : The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  FLEXTRONICS INTERNATIONAL LTD.
                                           (Registrant)



Date     November 14, 1996        /s/ Michael E. Marks
                                  -----------------------------------------
                                  Michael E. Marks, Chief Executive Officer



Date     November 14, 1996        /s/ Goh Chan Peng
                                  -----------------------------------------
                                  Goh Chan Peng, Chief Financial Officer

EXHIBIT INDEX


Exhibit
Number            Document Description



11.1              Statement re : computation of earnings per share

11.2              Statement re : computation of earnings per share

27.1              Financial Data Schedule