Form 10-Q
period 1996-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 1997-02-13
CIK 866374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

                                  (65) 449-5255
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X                           NO
                     -----                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
            Ordinary Shares                       December 31, 1996
           -----------------                     -------------------
           S$0.01 par value                           13,581,791

               FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item I.      Financial Statements

             Condensed Consolidated Balance Sheets - December 31,
                1996 and March 31, 1996...........................       3

             Condensed Consolidated Statements of Income-Three
                months ended December 31, 1996 and 1995...........       4

             Condensed Consolidated Statements of Income-Nine
                months ended December 31, 1996 and 1995...........       5

             Condensed Consolidated Statements of Cash Flow-Nine
                months ended December 31, 1996 and 1995...........       6

             Notes to Condensed Consolidated Financial Statements.     7-8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations........    9-13

PART II.  OTHER INFORMATION

Items 1 through 6.................................................      14

Signatures........................................................      15

                         PART I - FINANCIAL INFORMATION

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  DECEMBER 31,     MARCH 31,
                                                      1996           1996*
                                                 ------------------------------
                                                 (UNAUDITED)
ASSETS                                             (IN THOUSANDS, EXCEPT PER
                                                        SHARE AMOUNTS)

Current assets
   Cash                                          $     13,578    $      6,546
   Accounts receivable, net                            67,194          78,114
   Inventories - Note B                                45,262          52,637
   Other current assets                                 4,343           4,087
                                                 ------------    ------------
   Total current assets                               130,377         141,384
                                                 ------------    ------------

Property and equipment
   At cost                                            110,716          98,998
   Accumulated depreciation                           (39,715)        (37,896)
                                                 ------------    ------------
   Net property and equipment                          71,001          61,102
                                                 ------------    ------------

Other non-current assets                               16,556          12,102

                                                 ------------    ------------
TOTAL ASSETS                                     $    217,934    $    214,588
                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Bank borrowings                               $      5,710    $     14,379
   Current portion of capital lease and
   long-term debt                                      21,908          20,934
   Accounts payable                                    59,500          64,625
   Other current liabilities                           17,054          13,770
                                                 ------------    ------------
   Total current liabilities                          104,172         113,708
                                                 ------------    ------------

Long term debt, less current portion                   18,985          17,554
Obligations under capital leases and deferred          10,290          11,376
income taxes
Notes payable to shareholders                             400             686

Minority Interest                                         485             485

Shareholders' equity
   Ordinary shares, S$0.01 par value:
   Authorized - 100,000,000 shares at
   March 31, 1996 and December 31, 1996
   Issued and outstanding - 13,213,289 shares
   at March 31, 1996 and 13,581,791 shares
   at December 31, 1996                                    87              85
   Additional paid-in capital                          94,652          93,634
   Accumulated deficit                                (11,137)        (22,940)
                                                 ------------    ------------
   Total shareholders' equity                          83,602          70,779
                                                 ------------    ------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                             $    217,934    $    214,588
                                                 ============    ============


* The balance sheet at March 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements

               FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                                    DECEMBER 31,
                                           ------------------------------
                                                 1996              1995
                                           ------------      ------------
                                               (IN THOUSANDS, EXCEPT
                                                 PER SHARE AMOUNTS)

Net sales                                  $    121,525      $    131,816

Costs and expenses:
   Cost of sales                                111,477           119,996
   Selling, general and administrative
   expenses                                       6,922             4,989
   Goodwill and intangibles amortisation            288               264
   Provision for plant closings                   2,321                 0
   Interest expense and other, net                   78               354
                                           ------------      ------------
                                                121,086           125,603

   Income before income taxes                       439             6,213

   Provision for income taxes                       371             1,211

                                           ------------      ------------
Net income after income taxes                        68             5,002
                                           ============      ============

Earnings per share:

   Net income per share                    $       0.01      $       0.37
                                           ============      ============

Weighted average ordinary
   shares and equivalents                        14,470            13,702
                                           ============      ============


          See notes to condensed consolidated financial statements.

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  NINE MONTHS ENDED
                                                     DECEMBER 31,
                                           ------------------------------
                                                 1996              1995
                                           ------------      ------------
                                                (IN THOUSANDS, EXCEPT
                                                  PER SHARE AMOUNTS)

Net sales                                  $    362,264      $    322,645
Costs and expenses:
   Cost of sales                                325,827           293,461
   Selling, general and administrative           19,101            13,255
     expenses
   Goodwill & intangibles amortisation              863               783
   Provision for plant closings                   2,321                 0
   Interest expense and other, net                1,450             1,121
                                           ------------      ------------
                                                349,562           308,620

   Income before income taxes                    12,702            14,025

   Provision for income taxes                     2,166             2,399
                                           ------------      ------------
   Net income after income taxes                 10,536            11,626
                                           ============      ============
Earnings per share:
   Net income per share                    $       0.73      $       0.89
                                           ============      ============
Weighted average ordinary
   shares and equivalents                        14,377            13,130
                                           ============      ============


          See notes to condensed consolidated financial statements.

               FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  NINE MONTHS ENDED
                                                     DECEMBER 31,
                                           ------------------------------
                                               1996              1995
                                           ------------      ------------
                                                    (IN THOUSANDS)
Net cash provided by (used for) operating  $     40,097      $   (10,894)
activities

Investing activities:
  Purchases of property and equipment           (17,857)          (18,542)
  Proceeds from sale of property and                732               103
    equipment
  Payment for business acquired, net of               0            (3,116)
    cash acquired
  Investment                                     (3,000)                0

                                           ------------      ------------
Net cash used for investing activities          (20,125)          (21,555)
                                           ============      ============

Financing activities:
  Borrowing from (repayment) to banks            (8,645)            8,225
  Source (repayment) of capital lease            (4,851)            3,023
    obligations
  Source (repayment) of long-term debt              574             1,947
  Repayment of loan from related party            1,381                 0
  Loan made to related party                     (1,938)
  Net proceeds from issuance of share               825            22,929
    capital
  Repayment of notes payable                       (286)              (23)

                                           ------------      ------------
Net cash provided by (used for) financing
activities                                      (12,940)           36,101
                                           ============      ============

Net increase in cash                              7,032             3,652
Cash, beginning of period                         6,546             4,751

                                           ------------      ------------
Cash, end of period                        $     13,578      $      8,403
                                           ============      ============



          See notes to condensed consolidated financial statements.

               FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Flextronics International Ltd.'s annual report on Form 10-K for the year ended March 31, 1996.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                            DECEMBER 31           MARCH 31
                                               1996                 1996
                                           ------------        ------------
                                                     (In thousands)

Raw materials                              $     40,610        $     42,202
Work-in-process                                   9,573              14,049
Finished goods                                    1,028                 962

                                           ------------        ------------
                                           $     51,211        $     57,213

Less:  Allowance for obsolescence               (5,949)              (4,576)

                                           ------------        ------------
                                           $     45,262        $     52,637
                                           ============        ============

NOTE C:  ACQUISITION

On November 25, 1996, the Company acquired Fine Line Printed Circuit
Design, Inc. ("Fine Line"), a circuit board layout and prototype operation located in San Jose, California. The acquisition was accounted for as a pooling of interests and the Company has issued 223,321 Ordinary Shares of S$0.01 par value per share in exchange for all of the outstanding capital stock of Fine Line. Prior period financial statements were not restated because the financial results of Fine Line did not have a material impact on the consolidated result.

On December 20, 1996, the Company acquired 40% of FICO Investment Holding Limited ("FICO") for $5.2 million of which $3 million was paid in December 1996 and the balance payment is due on April 1997. The Company has an option to purchase the remainder 60% of FICO in 1998 and the consideration for the remaining 60% is dependent on the financial performance of FICO for period ending December 31, 1997. FICO produces injection molded plastics for electronics companies with manufacturing facilities in Shenzhen, China.

In February 1997, the Company expects to enter into a definitive agreement to acquire from Ericsson Business Networks AB ("Ericsson") 330,000 square feet of manufacturing facilities in Karlskrona, Sweden and related inventory, equipment and assets (the "Karlskrona Facilities") for cash. In connection with this transaction, the Company anticipates that it will record a charge to earnings of approximately $3.0 million in the fourth fiscal quarter of fiscal 1997, relating to the anticipated costs of separating the Karlskrona Facilities from Ericsson's management information systems and implementing a new management information system, as well as transaction costs for the acquisition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains projections and other forward-looking statements regarding future events and the future financial performance of the Company that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual events or results to differ materially from any future performance suggested herein. Certain of the factors that could cause actual events or results to differ are highlighted herein. We also refer you to the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company's Annual Report on Form 10-K filed in June 1996 and fiscal year 1997 Form 10-Qs. This document, as well as the Company's Form 10-K, Form 10-Qs and Form 8-Ks, contain and identify important factors that could cause the Company's actual results to differ materially from those contained in this report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net Sales

      Net sales for the three months ended December 31, 1996 decreased 7.8% to $121.5 million from $131.8 million for the three months ended December 31, 1995 primarily due to reduced sales to certain customers, including Visioneer and Apple Computer. Net sales for the nine months ended December 31, 1996 increased 12.3% to $362.3 million from $322.6 million for the nine months ended December 31, 1995. The increase was primarily due to new customers in the computer and communications industries, such as Microsoft, U.S. Robotics and Advanced Fibre Communications and the inclusion of sales of Astron after it was acquired in February 1996. This increase was partially offset by reduced sales to certain existing customers, including Apple Computer, Visioneer, and Houston Tracker Systems. The Company believes that the reduction in sales to these customers in the three and nine-month period was primarily due to reductions in these customers' sales to end-users.

Gross Profit

      Gross profit varies from period and is affected by, among other things, product mix, component costs, product life cycles, unit volumes, startup, expansion and consolidated of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin decreased to 8.3% for the three months ended December 31, 1996 as compared to 9.0% for the three months ended December 31, 1995. The decrease in the gross profit margin for the three months ended December 31, 1996 was primarily due to a $0.9 million inventory write down relating to the closure of the Texas and nChip facilities. See "--Provision for Plant Closings." Gross profit margin increased to 10.0% for the nine months ended December 31, 1996 as compared to 9.0% for the nine months ended December 31, 1995. The increase was mainly due to higher sales in the first two quarters of the year resulting in better labor and overhead absorption, and the inclusion of Astron's printed circuit board business which has historically had a relatively higher gross profit margin than the Company. This benefit was partially offset by underutilization of the nCHIP semiconductor fabrication facility, and of the Company's Texas facility, which is being closed. See "-- Provision for Plant Closings." Gross margins may be adversely effected in the short term as the Company commences production in new facilities, including the Karlskrona Facilities, and may also be adversely affected by the relatively high cost of manufacturing in Sweden.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the three months ended December 31, 1996 increased to $6.9 million from $5.0 million for the three months ended December 31, 1995 and increased as a percentage of net sales to 5.7% for the three months ended December 31, 1996 from 3.8% for the three months ended December 31, 1995. Selling, general and administrative expenses for the nine months ended December 31, 1996 increased to $19.1 million from $13.3 million in the nine months ended December 31, 1995 and increased as a percentage of net sales from 4.1% to 5.3%. The increases, both in dollars and as a percentage of sales, were principally due to the inclusion of Astron's selling, general and administrative expenses after its acquisition in February 1996; increases in staffing levels, corporate salaries and bonuses; increased sales and marketing expenses; and travel and legal expenses related to recent acquisitions.

Goodwill and Intangible Assets Amortization

      Goodwill and intangible assets are amortized on a straight line basis. Goodwill and intangible amortization for the nine months ended December 31, 1996 increased to $863,000 from $783,000 for the nine months ended December 31, 1995, primarily due to the Company's acquisitions of A&A and Astron.

Provision for Plant Closings

      As the Company has implemented its facilities consolidation strategy, it has incurred expenses for plant closings in fiscal 1996 and the nine months ended December 31, 1996. In the three months ended December 31, 1996, the Company incurred plant closing expense of $2.3 million in connection with the closing of its Texas facility and the write-off of obsolete equipment at the nCHIP semiconductor fabrication facility. The Texas facility had been primarily dedicated to production for Global Village Communications and Apple Computer, to whom the Company does not anticipate making substantial sales in future periods. In addition, during this period, the Company began negotiations to sell the nCHIP semiconductor fabrication facility to a third party. In the fourth quarter of fiscal 1997, the Company expects to incur expenses of approximately $2.0 million in connection with its planned shift of manufacturing operations from Singapore to lower cost manufacturing locations.

      In the fourth quarter of fiscal 1996, the Company recorded charges totaling $2.5 million for costs associated with the closing of one of the Company's Malaysian plants and its Shekou, China operations. Production from the Shekou facility was moved to the Company's plant in Xixiang, China.


Interest Expense and Other, Net

      Interest expense and other, net decreased to $78,000 for the three months ended December 31, 1996 from $354,000 for the three months ended December 31, 1995, due to successful insurance claim, offset in part by an increase in indebtedness to finance the Astron acquisition. Interest expense and other, net increased to $1.5 million for the nine months ended December 31, 1996 from $1.1 million for the nine months ended December 31, 1995, mainly due to indebtedness incurred in order to finance the Astron acquisition, offset in part by a successful insurance claim. The Company expects its interest expense to increase substantially as a result of the indebtedness which it expects to incur to finance a portion of the purchase price of the Karlskrona Facilities.

Provision for Income Taxes

      The Company is structured as a holding company, conducting its operations through manufacturing and marketing subsidiaries in Singapore, Malaysia, Hong Kong. Mauritius, China, the United Kingdom, the United States and the Netherlands. Each of these subsidiaries is subject to taxation in the country in which it has been formed. The Company's Asian manufacturing subsidiaries have at various times been granted certain tax relief in each of these countries, resulting in lower taxes than would otherwise be the case under ordinary tax rates.

      The Company's consolidated effective tax rate for any given period is calculated by dividing the aggregate taxes incurred by each of the operating subsidiaries and the holding company by the Company's consolidated pre-tax income. Losses incurred by any subsidiary or by the holding company are not deductible by the entities incorporated in other countries in the calculation of their respective local taxes. For example, the charge for the closing of one plant in Malaysia in fiscal 1996 was incurred by a Malaysian subsidiary that did not have income against which this charge could be offset. The ordinary corporate tax rates for calendar 1996 were 26%, 16.5% and 15% in Singapore, Hong Kong and China, respectively, and 30% on manufacturing operations in Malaysia. In addition, the tax rate is de minimis in Labuan, Malaysia and Mauritius where the Company's offshore marketing and distribution subsidiaries are located.

       The Company's consolidated effective tax rate was 84.5 % for the three months ended December 31, 1996, and 17.1% for the nine months ended December 31, 1996. The increase in the effective tax rate for the three month period was due to the plant closing charges of $2.3 million, which was incurred by a subsidiary that did not have income against which this charge could be offset. If the provision for plant closings is excluded, the Company's consolidated effective tax rate for the three month period would have been 13.4%.

       The Company has structured its operations in Asia in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. The Company's Singapore subsidiary was granted an investment allowance incentive in respect of approved fixed capital expenditures subject to certain conditions. These allowances have been utilized to reduce its taxable income since fiscal 1991, and were fully utilized at the end of fiscal 1996. If the Singapore subsidiary sells, leases or disposes of assets in respect of which investment allowances have been granted before July 31, 1997, the amount of income previously exempted from Singapore tax will then become taxable at the standard corporate tax rate of 26.0%. The Company's investments in its plants in Xixiang and Doumen, China fall under the "Foreign Investment Scheme" that entitles the Company to apply for a five year tax incentive. The Company obtained the incentive for the Doumen plant in December 1995 and the Xixiang plant in October 1996. With the approval, the Company's tax rates on income from these facilities during the incentive period will be 0% in years 1 and 2 and 7.5% in years 3 through 5, commencing in the first profitable year. In fiscal 1993, the Company transferred its offshore marketing and distribution functions to a newly formed marketing subsidiary located in Labuan, Malaysia, where the tax rate is de minimus. In February 1996, the Company transferred Astron's sales and marketing business to a newly formed subsidiary in Mauritius, where the tax rate is 0%. The Company's Malaysian manufacturing subsidiary has obtained a five-year pioneer certificate from the relevant authority that provides a tax exemption on manufacturing income from certain products in Johore, Malaysia. To date, this incentive has had a limited impact on the Company due to the relatively short history of its Malaysian operations and its tax allowances and losses carry forward. The Company's facility in Shekou, China, which was closed in fiscal 1996, was located in a "Special Economic Zone" and was an approved "Product Export Enterprise" that qualified for a special corporate income tax rate of 10.0%.

       If tax incentives are not renewed upon expiration, if the tax rates applicable to the Company are rescinded or changed, or if tax authorities challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's worldwide effective tax rate would increase and its results of operations and cash flow would be adversely affected. Substantially all of the products manufactured by the Company's Asian subsidiaries are sold to U.S.-based customers. While the Company believes that profits from its Asian operations are not sufficiently connected to the U.S. to give rise to U.S. federal or state income taxation, there can be no assurance that U.S. tax authorities will not challenge the Company's position or, if such challenge is made, that the Company will prevail in any such dispute. If the Company's Asian profits became subject to U.S. income taxes, the Company's worldwide effective tax rate would increase and its results of operations and cash flow would be adversely affected. In addition, the expansion by the Company of its operations in North America and Northern Europe may increase its worldwide effective tax rate.

Variability of Results

      The Company has experienced, and expects to continue to experience, significant periodic and quarterly fluctuations in results of operations due to a variety of factors. These factors include, among other things, timing of orders, volume of orders relative to the Company's capacity, customers' announcements and introduction, and market acceptance, of new products or new generations of products, evolution in the life cycles of customer's products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, mix of orders filled, and changes or anticipated changes in economic conditions. In addition, the Company's operating results are adversely affected by seasonality (principally in Malaysia and China during each fourth fiscal quarter due to local holiday seasons). The market segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Ordinary Shares. In future periods, the Company's revenue or results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's Ordinary Shares would likely be materially adversely affected.

Liquidity and Capital Resources

      The Company has funded its operations from cash generated from operations, bank debt, lease financing of capital equipment and the proceeds of public offerings of equity securities. At December 31, 1996, the Company had cash balances totaling $13.6 million, outstanding bank borrowings of $5.7 million, and an aggregate of $42.3 million available for borrowing under its credit facilities.

      Net cash provided by operating activities was $40.1 million for the nine months ended December 31, 1996, comprised primarily of net income, depreciation, provision for plant closings and decreases in accounts receivable. Net cash used for operating activities was $10.9 million for the nine months ended December 31, 1995, primarily due to increases in inventory and decreases in accounts payable.

      Accounts receivable, net of allowance for doubtful accounts, decreased to $67.2 million at December 31, 1996 from $78.1 million at March 31, 1996. The decrease in accounts receivable was mainly due to improved collection of accounts receivable during the nine months ended December 31, 1996. Inventories decreased to $45.3 million at December 31, 1996 from $52.6 million at March 31, 1996. The Company's allowance for doubtful accounts increased to $4.3 million at December 31, 1996 from $3.6 million at March 31, 1996. The Company's allowance for inventory obsolescence increased to $5.9 million at December 31, 1996 from $4.6 million at March 31, 1996. The increases in the allowances for both doubtful accounts and inventory obsolescence were due to the increase in sales in the nine month period.

      Net cash used for investing activities during the nine months ended December 31, 1996 was $20.1 million which consisted primarily of expenditures for the construction in progress at the new campus in Doumen, China; purchases of machinery and equipment in the San Jose, California and Xixiang, China facilities; the purchases of land in Guadalajara, Mexico and San Jose, California; and the investment in FICO. Net cash used for investing activities during the nine months ended December 31, 1995 was $21.6 million which consisted primarily of purchases of machinery and equipment in the Company's manufacturing facilities located in Texas, California and Xixiang, China.

      Net cash used for financing activities was $12.9 million for the nine months ended December 31, 1996 and consisted primarily of repayment of bank loans and capital lease obligations. Net cash provided by financing activities was $36.1 million for the nine months ended December 31, 1995 and consisted primarily of borrowings from banks and net proceeds from the issuance of share capital. Bank borrowings decreased from $14.4 million at March 31, 1996 to $5.7 million at December 31, 1996 as the Company repaid bank loans using cash provided by the operating activities.

      The Company presently anticipates that its capital expenditures in the fourth quarter of fiscal 1997 will be approximately $5.0 million to $7.0 million (excluding the purchase price for the Karlskrona Facilities) and anticipate that its capital expenditures in fiscal 1998 will be approximately $20 million to $35 million, primarily relating to the development of new and expanded facilities in San Jose, California, Guadalajara, Mexico, and Doumen, China. In addition, the Company will be required to expend cash in the fourth quarter of fiscal 1997 and in fiscal 1998 pursuant to the terms of the Astron acquisition. The Company will be required to make principal payments of $10 million and $5 million in February 1997 and February 1998, respectively, pursuant to the terms of promissory notes issued by it in connection with the Astron acquisition, and will be required to pay an earnout of up to an additional $12.5 million in cash and Ordinary Shares on or about March 31, 1997, based on the pre-tax profit of Astron for the year ended December 31, 1996. The Company is also required to make a $15.0 million payment to Stephen J.L.

Rees on June 30, 1998, conditioned upon his remaining employed as Chairman via cash and Ordinary Shares, of Astron through that time. The Company believes that existing cash balances, together with anticipated cash flow from operations and amounts available under its existing and anticipated credit facilities, will be sufficient to fund its operations (other than the planned acquisition of the Karlskrona Facilities) through fiscal 1998.

      To finance the planned acquisition of the Karlskrona Facilities, the Company intends to use a combination of equity financing and anticipated long-term and short-term financing arrangements, and is engaged in discussions with financial institutions regarding such financing arrangement. No assurance can be given as to the availability or terms of any such financing arrangements.

                           PART II - OTHER INFORMATION

Items 1 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:    (10.1)      Lease dated November 19, 1996 between
                              John and Susan Sobrato 1979 Revocable Trust and
                              Flextronics International USA, Inc.

                  (10.2)      Sale and Purchase Agreement dated November 29,
                              1996 between FICO Forest Industrial Co. Limited and the Company. Certain Schedules to the Sale and Purchase Agreement have been omitted. The
                              Company agrees to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

                  (10.3)      Promissory Note & Security Agreement dated
                              December 19, 1996 in the amount of $650,000 payable by Mr. Richard Davis to the Company.

                  (10.4) Promissory note dated October 22, 1996 in the amount of $135,900 payable by Mr. Michael McNamara to the Company.

                  (11.1)      Statement re: computation of earnings per share.

                  (11.2)      Statement re: computation of earnings per share.

                  (27.1)      Financial Data Schedule.


(b) Reports on Form 8-K: Current Report on Form 8-K filed on November 19, 1996 in connection with the Company's press announcing the letter of intent to acquire the Karlskrona Facility and the acquisition of Fine Line.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                          FLEXTRONICS INTERNATIONAL LTD.
                                          (Registrant)


Date  February 12, 1997
      -----------------------------       --------------------------------------
                                          Michael E. Marks, Chief Executive
                                          Officer


Date  February 12, 1997
      -----------------------------       --------------------------------------
                                          Goh Chan Peng, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Document Description
----------  ---------------------
10.1        Lease dated November 19, 1996 between John and Susan
            Sobrato 1979 Revocable Trust and Flextronics International USA,
            Inc.

10.2        Sale and Purchase Agreement dated November 29, 1996 between FICO
            Forest Industrial Co. Limited and the Company. Certain Schedules to the Sale and Purchase Agreement have been omitted. The Company agrees to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

10.3 Promissory Note & Security Agreement dated December 19, 1996 in the amount of $650,000 payable by Mr. Richard Davis to the Company.

10.4 Promissory note dated October 22, 1996 in the amount of $135,900 payable by Mr. Michael McNamara to the Company.

11.1        Statement re: computation of earnings per share.

11.2        Statement re: computation of earnings per share.

27.1        Financial Data Schedule.