Form 10-K405
period 1997-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 1997-08-04
CIK 866374

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.
                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER: 0-23354

                         FLEXTRONICS INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  SINGAPORE                                   NOT APPLICABLE
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

          514 CHAI CHEE LANE #04-13,                              469029
      BEDOK INDUSTRIAL ESTATE, SINGAPORE                        (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (65) 449-5255
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       ORDINARY SHARES, S$0.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1997 was approximately $371 million.

     As of June 30, 1997, registrant had outstanding 13,752,293 Ordinary Shares.

================================================================================

     THE COMPANY HAS REVISED ITS ACCOUNTING FOR ITS FEBRUARY 1996 ACQUISITION OF ASTRON GROUP LIMITED, AND IS ENGAGED IN ONGOING DISCUSSIONS WITH THE STAFF OF THE SECURITIES AND EXCHANGE COMMISSION CONCERNING THIS REVISED ACCOUNTING. BECAUSE THESE DISCUSSIONS ARE CONTINUING, THE COMPANY'S ACCOUNTING FOR THIS ACQUISITION, AND RELATED DISCLOSURES, ARE SUBJECT TO MODIFICATION.

     Except for historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In this Report, the words "expects," "anticipates," "believes," "intends" and similar expressions identify forward-looking statements, which speak only as of the date hereof. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors Affecting Future Operating Results," that could cause results to differ materially from historical results or those anticipated. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-Qs and 8-Ks, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Flextronics International Ltd. ("Flextronics" or the "Company") is a leading provider of advanced contract manufacturing services to original equipment manufacturers ("OEMs") in the communications, computer, consumer electronics and medical device industries. Flextronics offers a full range of services including product design, printed circuit board ("PCB") fabrication and assembly, materials procurement, inventory management, final system assembly and testing, packaging and distribution. The components, subassemblies and finished products manufactured by Flextronics incorporate advanced interconnect, miniaturization and packaging technologies, such as surface mount ("SMT"), chip-on-board ("COB"), ball grid array ("BGA") and miniaturized gold-plated PCB technology. The Company's strategy is to use its global manufacturing capabilities and advanced technological expertise to provide its customers with a complete manufacturing solution, highly responsive and flexible service, accelerated time to market and reduced production costs. The Company targets leading OEMs, in growing vertical markets, with which it believes it can establish long-term relationships, and serves its customers on a global basis from its strategically located facilities in North America, Asia and Europe. The Company's customers include Advanced Fibre Communications, Ascend Communications, Braun/ThermoScan, Cisco Systems, Diebold, Harris DTS, Lifescan (a Johnson & Johnson company), Microsoft, Philips and U.S. Robotics.

     On March 27, 1997, the Company acquired from Ericsson Business Networks AB ("Ericsson") two manufacturing facilities (the "Karlskrona Facilities") located in Karlskrona, Sweden and related inventory, equipment and other assets for approximately $82.4 million in cash. The Karlskrona Facilities include a 220,000 square foot facility and a 110,000 square foot facility, each of which is ISO 9002 certified. The Company is currently utilizing the Karlskrona Facilities to assemble and test printed circuit boards, network switches, cordless base stations and other components for business communications systems sold by Ericsson, and the Company intends to also use the Karlskrona Facilities to offer advanced contract manufacturing services to other European OEMs. has been, Ronny Nilsson, previously the Vice President and General Manager, Supply and Distribution of Ericsson, was appointed President of Flextronics International Sweden AB and Senior Vice President, Europe of the Company. Approximately 870 employees are currently based at the Karlskrona Facilities.

     Since 1994, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, both through acquisitions and internal growth. In fiscal 1994, the Company added U.S. manufacturing capabilities by acquiring Relevant Industries, Inc. ("Relevant"), a final assembly contract manufacturer located in San Jose, California. In fiscal 1995, the Company acquired nCHIP, Inc. ("nCHIP"), a designer and manufacturer of multichip module MCMs; added Northern European manufacturing capabilities through the acquisition of Assembly & Automation (Electronics) Ltd. ("A&A"), a contract manufacturer located in the United Kingdom; and opened new facilities in China and Texas. In fiscal 1996, the Company obtained miniature gold-finished PCB fabrication capabilities and expanded its presence in China by acquiring Astron Group Ltd. ("Astron"). In fiscal 1997, the Company expanded its advanced PCB design capabilities by acquiring Fine Line Printed Circuit Design, Inc. ("Fine Line"); expanded its presence in China by investing in FICO Investment Holding Limited ("FICO"), a producer of injection molded plastics for Asian electronics companies; opened an additional manufacturing facility in San Jose, California; closed its plant in Texas; and downsized manufacturing operations in Singapore. The Company is continuing to expand its manufacturing operations by developing integrated campuses in Doumen, China and Guadalajara, Mexico and adding facilities in San Jose, California.

INDUSTRY OVERVIEW

     Many OEMs in the electronics industry are increasingly utilizing contract manufacturing services in their business and manufacturing strategies, and are seeking to outsource a broad range of manufacturing and related engineering services. Outsourcing allows OEMs to take advantage of the manufacturing expertise and capital investments of contract manufacturers, thereby enabling OEMs to concentrate on their core competencies. According to an independent industry study, these trends and overall growth in OEMs' markets have resulted in a compound annual growth rate in the electronics contract manufacturing industry of over 30.0% from 1992 through 1996, to approximately $60 billion. According to this study, the industry is expected to grow to approximately $110 billion by 1999. OEMs utilize contract manufacturers to:

          Reduce Production Costs. The competitive environment for OEMs requires that they achieve a low-cost manufacturing solution, and that they quickly reduce production costs for new products. Due to their established manufacturing expertise and infrastructure, contract manufacturers can frequently provide OEMs with higher levels of responsiveness, increased flexibility and reduced overall production costs than in-house manufacturing operations. The production scale, infrastructure, purchasing volume and expertise of leading contract manufacturers can further enable OEMs to reduce costs earlier in the product life cycle.

          Accelerate Time to Market. Rapid technological advances and shorter product life cycles require OEMs to reduce the time required to bring a product to market in order to remain competitive. By providing engineering services, established infrastructure and advanced manufacturing expertise, contract manufacturers can help OEMs shorten their product introduction cycles.

          Access Advanced Manufacturing and Design Capabilities. As electronic products have become smaller and more technologically advanced, manufacturing processes have become more automated and complex, making it increasingly difficult for OEMs to maintain the design and manufacturing expertise necessary to remain competitive. Contract manufacturers enable OEMs to gain access to advanced manufacturing facilities, packaging technologies and design expertise.

          Focus Resources. Because the electronics industry is experiencing increased competition and technological change, many OEMs are focusing their resources on activities and technologies where they add the greatest value. Contract manufacturers that offer comprehensive services allow OEMs to focus on their core competencies.

          Reduce Investment. As electronic products have become more technologically advanced, internal manufacturing has required significantly increased investment for working capital, capital equipment, labor, systems and infrastructure. Contract manufacturers enable OEMs to gain access to advanced, high volume manufacturing capabilities without making the capital investments required for internal production.

          Improve Inventory Management and Purchasing Power. OEMs are faced with increasing challenges in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. Contract manufacturers' inventory management expertise and volume procurement capabilities can reduce OEM production and inventory costs, helping them respond to competitive pressures and increase their return on assets.

          Access Worldwide Manufacturing Capabilities. OEMs are increasing their international activities in an effort to lower costs and access foreign markets. Contract manufacturers with worldwide capabilities are able to offer such OEMs a variety of options on manufacturing locations to better address their objectives regarding costs, shipment location, frequency of interaction with manufacturing specialists and local content requirements of end-market countries. In addition, OEMs in Europe and other international markets are increasingly recognizing the benefits of outsourcing.

STRATEGY

     The Company's objective is to enhance its position as a provider of advanced contract manufacturing and design services to OEMs worldwide. The Company's strategy to meet this objective includes the following key elements:

          Leverage Global Presence. The Company has established a manufacturing presence in the world's major electronics markets -- Asia, North America and Europe -- in order to serve the increasing outsourcing needs of regional OEMs and to provide the global, large scale capabilities required by larger OEMs. The Company has recently substantially increased its overall capacity by acquiring the Karlskrona Facilities in Sweden, and is continuing to expand by developing manufacturing campuses in China and Mexico and expanding its operations in San Jose, California. By increasing the scale and the scope of the services offered in each site, the Company believes that it can better address the needs of leading OEMs that are increasingly seeking to outsource high volume production of advanced products.

          Provide a Complete Manufacturing Solution. The Company believes that OEMs are increasingly requiring a wider range of advanced services from contract manufacturers. Building on its integrated engineering and manufacturing capabilities, the Company provides its customers with services ranging from initial product design and development and prototype production to final product assembly and distribution to OEMs' customers. The Company believes that this provides greater control over quality, delivery and cost, and enables the Company to offer its customers a complete cost-effective solution.

          Provide Advanced Technological Capabilities. Through its continuing investment in advanced packaging and interconnect technologies (such as MCM, COB and miniature gold-finished PCB capabilities), as well as its investment in advanced design and engineering capabilities (such as those offered by Fine Line), the Company is able to offer its customers a variety of advanced design and manufacturing solutions. In particular, the Company believes that its ability to meet growing market demand for miniaturized electronic products will be critical to its ongoing success, and has developed and acquired a number of innovative technologies to address this demand.

          Accelerate Customers' Time to Market. The Company's engineering services group provides integrated product design and prototyping services to help customers accelerate their time to market for new products. By participating in product design and prototype development, the Company often reduces the costs of manufacturing the product. In addition, by designing products to improve manufacturability and by participating in the transition to volume production, the Company believes that its engineering services group can significantly accelerate the time to volume production. By working closely with its suppliers and customers throughout the design and manufacturing process, the Company can enhance responsiveness and flexibility, increase manufacturing efficiency and reduce total cycle times.

          Increase Efficiency Through Logistics. The Company is streamlining and simplifying production logistics at its large, strategically located facilities to decrease the costs associated with the handling and managing of materials. The Company plans to incorporate suppliers of custom components in its facilities in China and Mexico to further reduce material and transportation costs. The Company also intends to establish warehousing capabilities from which it can ship products into customers' distribution channels.

          Target Leading OEMs in Growing Vertical Markets. The Company has focused its marketing efforts on fast growing industry sectors that are increasingly outsourcing manufacturing operations, such as the communications, computer, consumer electronics and medical industries. The Company seeks to maintain a balance of customers among these industries, establishing long-term relationships with leading OEMs to become an integral part of their operations.

     There can be no assurance that the Company's strategy, even if successfully implemented, will reduce the risks associated with the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Operating Results."

CUSTOMERS

     The Company's customers consist of a select group of OEMs in the communications, computer, consumer electronics and medical device industries. Within these industries, the Company's strategy is to seek long-term relationships with leading companies that seek to outsource significant production volumes of complex products. The Company has increasingly focused on sales to larger companies and to customers in the communications industries. In fiscal 1997, the Company's five largest customers accounted for approximately 46% of net sales. The loss of one or more major customers would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Customer Concentration; Dependence on Electronics Industry."

     The following table lists in alphabetical order certain of the Company's largest customers with which the Company expects to continue to conduct significant business in fiscal 1998 and the products for which the Company provides manufacturing services.

    Customer.........................................  End Products
    Advanced Fibre Communications....................  Local line loop carriers
    Braun/ThermoScan.................................  Temperature monitoring systems
    Compaq...........................................  Modems
    Diebold..........................................  Automatic teller machines
    Ericsson.........................................  Business telecommunications systems
    Lifescan (a Johnson & Johnson company)...........  Portable glucose monitoring system
    Microsoft........................................  Computer peripheral devices
    U.S. Robotics....................................  Pilot electronic organizers

     In addition, in fiscal 1997 the Company has entered into relationships with a number of new significant customers, including Ascend Communications (telecommunications products), Auspex (drive carriers), Cisco Systems (data communications products), Harris DTS (network switches), and Philips (video cameras for personal computers).

     The Company and Ericsson entered into a multi-year purchase agreement in February 1997, and the Company believes that, as a result, sales by Ericsson will account for a significant portion of its net sales in fiscal 1998. See "-- Acquisition of Karlskrona Facilities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Operating Results."

SALES AND MARKETING

     The Company achieves worldwide sales coverage through a 37-person direct sales force, which focuses on generating new accounts, and through 20 program managers, who are responsible for managing relationships with existing customers and making follow-on sales. In North America, the Company maintains sales offices in California and Massachusetts, as well as a recently established sales office in Florida. The Company's Asian sales offices are located in Singapore and Hong Kong. In Europe, the Company maintains sales offices in England, Germany and the Netherlands. The Company is expanding its European sales force, and intends to establish additional European sales offices in France and Sweden. In addition to its sales force, the Company's executive staff plays an integral role in the Company's marketing efforts. See "Item 10 -- Directors and Executive Officers of the Registrant -- Management Team Changes."

SERVICES

     The Company provides a broad range of advanced engineering, manufacturing and distribution services to OEM customers on a turnkey basis (and, to a lesser extent, on a consignment basis). These services include product design, PCB fabrication and assembly, materials procurement, inventory management, final system assembly and test, packaging and distribution. The components, subassemblies and finished products manufactured by Flextronics incorporate advanced interconnect, miniaturization and packaging technologies, such as SMT, MCM and COB technologies. While an increasing portion of the Company's revenue is derived from the manufacture and assembly of final products for OEM customers, the Company also designs and manufactures MCM products and miniature gold-finished PCBs that customers then incorporate into their products.

     Engineering Services

     The engineering services group coordinates and integrates the Company's worldwide design, prototype and other engineering capabilities. Its focused, integrated approach provides Flextronics' customers with advanced service and support and leverages the Company's technological capabilities. As a result, the engineering services group enables the Company to strengthen its relationship with manufacturing customers as well as to attract new customers who require advanced design services.

     The engineering services group actively assists customers with initial product design in order to reduce the time from design to prototype, improve product manufacturability and reduce product costs. The Company provides a full range of electrical, thermal and mechanical design services, including CAE and CAD-based design services, manufacturing engineering services, circuit board layout and test development. The engineering services group also coordinates industrial design and tooling for product manufacturing. After product design, the Company provides prototype assemblies for fast turnaround. During the prototype process, Company engineers work with customer engineers to enhance production efficiency and improve product design. The engineering services group then assists with the transition to volume production. By participating in product design and prototype development, the Company can reduce manufacturing costs and accelerate the time to volume production.

     The Company's recent acquisitions have provided it with substantial advanced engineering capabilities. The Company's 1996 acquisition of Fine Line, a leading San Jose-based provider of quick-turn circuit board layout and prototype services, provides the Company with substantial expertise in a broad range of advanced circuit board designs, and the Company's 1995 acquisition of nCHIP provides advanced MCM design capabilities. Flextronics has integrated the nCHIP capabilities, and is integrating the Fine Line capabilities, with the Company's existing design and prototype capabilities in its engineering services group. The Company plans to expand its design and prototype capabilities in Boston, Massachusetts and San Jose, California, and also intends to establish design and prototype capabilities in the Karlskrona Facilities.

     Materials Procurement and Management

     Materials procurement and management consists of the planning, purchasing, expediting and warehousing of the components and materials used in the manufacturing process. The Company's inventory management expertise and volume procurement capabilities contribute to cost reductions and reduce total cycle time. The Company generally orders components after it has a firm purchase order or letter of authorization from a customer. However, in the case of long lead-time items, the Company will occasionally order components in advance of orders, based on customer forecasts, to ensure adequate and timely supply. Although the Company works with customers and third-party suppliers to reduce the impact of component shortages, such shortages may occur from time to time and may have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Operating Results -- Limited Availability of Components." The campuses under development in China and Mexico are designed to provide many of the custom components used by the Company on-site, in order to reduce material and transportation costs, simplify logistics and facilitate inventory management.

     Assembly and Manufacturing

     The Company's assembly and manufacturing operations include PCB assembly and the manufacture of subsystems and complete products. Its PCB assembly activities primarily consist of the placement and attachment of electronic and mechanical components on printed circuit boards using both SMT and traditional pin-through-hole ("PTH") technology. The Company also assembles subsystems and systems incorporating PCBs and complex electromechanical components, and, increasingly, manufactures and packages final products for shipment directly to the customer or its distribution channels. The Company employs just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes and statistical process control. The Company has expanded the number of production lines for finished product assembly, burn-in and test to meet growing demand and increased customer requirements. In addition, the Company has invested in FICO, a producer of injection molded plastic for Asia electronics companies with facilities in Shenzhen, China.

     As OEMs seek to provide greater functionality in smaller products, they increasingly require advanced manufacturing technologies and processes. Most of the Company's PCB assembly involves the use of SMT, which is the leading electronics assembly technique for more sophisticated products. SMT is a computer-automated process which permits attachment of components directly on both sides of a PCB. As a result, it allows higher integration of electronic components, offering smaller size, lower cost and higher reliability than traditional manufacturing processes. By allowing increasingly complex circuits to be packaged with the components placed in closer proximity to each other, SMT greatly enhances circuit processing speed, and therefore board and system performance. The Company also provides traditional PTH electronics assembly using PCBs and leaded components for lower cost products.

     In addition, the Company has invested in emerging technologies that extend its miniaturization capabilities. The Company's 1995 acquisition of nCHIP provided it with advanced capabilities to design and assemble MCMs (collections of integrated circuit chips interconnected within a single package), and the Company now offers a range of MCM technologies from low-cost laminate MCMs to high-performance, deposited thin-film MCMs. The Company assembles completed MCMs in its San Jose, California facilities and also utilizes an outside assembly company for assembly of completed MCMs.

     The Company's 1996 acquisition of Astron provided it with significant capabilities to fabricate miniature goldfinished PCBs for specialized applications such as cellular phones, optoelectronics, LCDs, pagers and automotive electronics. These advanced laminate substrates can significantly improve a product's performance, while reducing its size and cost. The Company's miniature, gold-finished PCBs are fabricated in the Company's facility in China. The Company is currently expanding this facility to provide the capacity to fabricate other complex PCBs.

     Test

After assembly, the Company offers computer-aided testing of PCBs, subsystems and systems, which contributes significantly to the Company's ability to deliver high-quality products on a consistent basis. Working with its customers, the Company develops product-specific test strategies. The Company's test capabilities include management defect analysis, in-circuit tests and functional tests. In-circuit tests verify that all components have been properly inserted and that the electrical circuits are complete. Functional tests determine if the board or system assembly is performing to customer specifications. Flextronics either designs and procures test fixtures and develops its own test software or utilizes its customers' existing test fixtures and test software. In addition, the Company also provides environmental stress tests of the board or system assembly.

     Distribution

     The Company offers its customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. Increasingly, the Company is warehousing products for customers and shipping those products directly into their distribution channels. The Company believes that this service can provide customers with a more comprehensive solution and enable them to be more responsive to market demands.

COMPETITION

     The electronics contract manufacturing industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. The Company competes against numerous domestic and foreign contract manufacturers, and current and prospective customers also evaluate the Company's capabilities against the merits of internal production. In addition, in recent years the electronics contract manufacturing industry has attracted a significant number of new entrants, including large OEMs with excess manufacturing capacity, and many existing participants, including the Company, have significantly increased their manufacturing capacity by expanding their facilities and adding new facilities. In the event of a decrease in overall demand for contract manufacturing services, this increased capacity could result in substantial pricing pressures which could adversely affect the Company's operating results. Certain of the Company's competitors, including Solectron Corporation and SCI Systems, have substantially greater manufacturing, financial, research and development and marketing resources than the Company. Others, such as Jabil Circuits and Celestica, are rapidly increasing their sales and capacity. As competitors increase the scale of their operations, they may increase their ability to realize economies of scale, to reduce their prices and to more effectively meet the needs of large OEMs. The Company believes that the principal competitive factors in the segments of the contract manufacturing industry in which it operates are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality and range of services available. Failure to satisfy any of the foregoing requirements could materially adversely affect the Company's competitive position.

EMPLOYEES

     As of May 31, 1997, the Company employed 5,518 persons, including approximately 870 employees in Sweden who were added with the acquisition of the Karlskrona Facilities. The Company's non-management employees located in Singapore, Sweden and China, and the Company's hourly employees in the United Kingdom, are represented by labor unions. The Company has never experienced a work stoppage or strike. The Company believes that its employee relations are good.

     The Company's success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could have a material adverse effect on the Company's results of operations. To date, the Company has not experienced significant difficulties in attracting or retaining such personnel. Although the Company is not aware that any of its key personnel currently intend to terminate their employment, their future services cannot be assured. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Operating Results -- Dependence on Key Personnel and Skilled Employees" and "Item 10 - Directors and Executive Officers of the Registrant -- Management Team Changes."

ACQUISITION OF KARLSKRONA FACILITIES

     On March 27, 1997, the Company acquired from Ericsson the Karlskrona Facilities located in Karlskrona, Sweden and related inventory, equipment and other assets for approximately $82.4 million in cash. The Karlskrona Facilities include a 220,000 square foot facility and a 110,000 square foot facility, each of which is ISO 9002 certified. These facilities assemble printed circuit boards, network switches, cordless base stations and other components for business communications systems sold by Ericsson. Approximately 870 Ericsson employees currently based at the Karlskrona Facilities are expected to remain employed by the Company at the facilities. In addition, at the closing of the transaction, Ronny Nilsson, previously the Vice

President and General Manager, Supply and Distribution of Ericsson, was appointed President of Flextronics International Sweden AB and Senior Vice President, Europe of the Company.

     The Company, certain of its subsidiaries and Ericsson also entered into the Purchase Agreement, under which the Company will manufacture and Ericsson will purchase, for a three-year period, certain products used in Ericsson's business communications systems. The Company believes that, as a result, sales to Ericsson will account for a large portion of its net sales in fiscal 1998. The Karlskrona Facilities' cost of sales and services (including certain overhead allocations) for the year ended December 31, 1996 was approximately 2.1 billion Swedish kronor (approximately $310.0 million based on exchange rates at December 31, 1996). However, there can be no assurance as to the volume of Ericsson's purchases, or the mix of products that it will purchase, from the Karlskrona Facilities in any future period.

     By acquiring the Karlskrona Facilities, the Company substantially increased its worldwide capacity, obtained a strong base in Northern Europe and enhanced its position as a contract manufacturer for the telecommunications industry, which is increasingly outsourcing manufacturing. The Company also intends to use the manufacturing resources provided by the Karlskrona Facilities to offer services to other European OEMs, which it believes are beginning to outsource the manufacture of significant product lines.

     Assuming Ericsson's sales of those products that the Company will manufacture remain at current levels, the Company anticipates realizing approximately $300 million of sales (based on current exchange rates) to Ericsson in fiscal 1998; however, there can be no assurance that the Company's sales to Ericsson will not be materially less than those anticipated. Although the Company expects that its gross margin percentage on sales to Ericsson will be less than that realized by the Company in fiscal 1996 and 1997, it also expects that the impact of lower gross margins may be partially offset by the effect of anticipated lower overhead and sales expenses, as a percentage of net sales, associated with supplying products to Ericsson relative to supplying products to other OEMs. To the extent that the Company is successful in increasing the capacity of the Karlskrona Facilities and in using these facilities to provide services to other OEMs, the Company anticipates increased operating efficiencies. There can be no assurance that the Company will realize lower overhead or sales expenses or increased operating efficiencies as anticipated.

     The foregoing, and discussions elsewhere in this Report, contain a number of forward-looking statements relative to the benefits and effects of the acquisition of the Karlskrona Facilities, the execution of the Purchase Agreement (together, the "Ericsson Transaction"), and the Company's relationship with Ericsson including the Company's sales to Ericsson, the Company's net sales, gross margins and results of operations, and no assurances can be given as to the Company's ability to achieve such benefits and results. The Company undertakes no obligation to publicly disclose the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the date hereof. The Ericsson Transaction and the Company's business are subject to a number of risks that could adversely affect the Company's ability to achieve these operating results and the anticipated benefits of the Ericsson Transaction, including the Company's ability to reduce costs at the Karlskrona Facilities, the Company's lack of experience operating in Sweden, the Company's ability to transition the Karlskrona Facilities from captive manufacturing for Ericsson to manufacturing for third parties and to expand capacity at these facilities and to integrate these facilities into its global operations. In addition, there can be no assurance that the Company will utilize a sufficient portion of the capacity of the Karlskrona Facilities to achieve profitable operations. Further, changes in exchange rates between Swedish kronor and U.S. dollars will affect the Company's operating results at the Karlskrona Facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Operating Results -- Risks of Ericsson Transaction."

     The Purchase Agreement contains cost reduction targets and price limitations and imposes on the Company certain manufacturing quality requirements, and there can be no assurance that the Company can achieve acceptable levels of profitability under the Purchase Agreement or reduce costs and prices to Ericsson over time as contemplated by the Purchase Agreement. In addition, the Purchase Agreement requires that the Company maintain a ratio of equity to total liabilities, debt and equity of at least 25%, and a current ratio of at least 120%. Further, the Purchase Agreement prohibits the Company from selling or relocating the equipment acquired in the transaction without Ericsson's consent. A material breach by the Company of any of the terms of the Purchase Agreement could allow Ericsson to repurchase the assets conveyed to the Company at the Company's book value or to obtain other relief, including the cancellation of outstanding purchase orders or termination of the Purchase Agreement. Ericsson also has certain rights to be consulted on the management of the Karlskrona Facilities and to approve the use of the Karlskrona Facilities for Ericsson's competitors or for other customers where such use might adversely affect Ericsson's access to production capacity at the facilities. In addition, without Ericsson's consent, the Company may not enter into any transactions that could adversely affect its ability to continue to supply products and services to Ericsson under the Purchase Agreement or its ability to reduce costs and prices to Ericsson. As a result of these rights, Ericsson may, under certain circumstances, retain a significant degree of control over the Karlskrona Facilities and their management. However, the Company understands that it is Ericksson's intention that the Company utilize the Karlskrona Facilities to provide services not just to Ericsson, but also to other OEMs, and Ericsson will receive price reductions if the Company is able to reduce costs at the Karlskrona Facilities through resulting volume efficiencies.

ITEM 2. PROPERTIES.

FACILITIES

     The Company has manufacturing facilities located in Singapore, Malaysia, China, the United Kingdom and the United States. In addition, the Company provides engineering services at its facilities in Singapore, California and Massachusetts. All of the Company's manufacturing facilities are registered to the quality requirements of the International Organization for Standardization (ISO 9002) or are in the process of final certification.

     Certain information about the Company's manufacturing and engineering facilities as of March 31, 1997 is set forth below:

                                  YEAR       APPROXIMATE     OWNED/
           LOCATION             COMMENCED    SQUARE FEET    LEASED(1)               SERVICES
------------------------------  ---------    -----------    ---------     ----------------------------
Existing Manufacturing
  Facilities
  Singapore(2)................     1982         47,000       Leased       Complex, high value-added
                                                                          PCB assembly.
  Johore, Malaysia............     1991         80,000        Owned       Full systems manufacturing;
                                                                          PCB assembly.
  Hong Kong, China............     1985         45,000       Leased       Fabrication of high density
                                                                          PCBs
  Xixiang, China..............     1995         90,000       Leased       High volume PCB assembly.
  Doumen, China...............     1995        175,000(3)     Owned       Fabrication and assembly of
                                                                          high density, miniaturized
                                                                          PCBs.
  San Jose, CA................     1994         65,000       Leased       Full systems manufacturing;
                                                                          PCB assembly.
  San Jose, CA................     1996         32,500       Leased       Complex, high value-added
                                                                          PCB assembly.
  San Jose, CA(2).............     1989         30,000       Leased       Advanced packaging and MCM
                                                                          fabrication.
  Tonypandy, Wales............     1983         50,000        Owned       Full systems manufacturing;
                                                                          medium complexity PCB
                                                                          assembly.
  Karlskrona, Sweden..........     1997        330,000        Owned       Assembly and test of complex
                                                                          PCBs and systems.
Existing Engineering
  Facilities
  Westford, MA................     1987          9,112       Leased       Design and prototype
                                                                          services.
  Singapore...................     1982               (4)     --          Design and prototype
                                                                          services.
  San Jose, CA................     1989               (4)     --
  Los Gatos, CA...............     1986(5)      15,000       Leased       Design and prototype
                                                                          services. Design and
                                                                          prototype services.

                                  YEAR       APPROXIMATE     OWNED/
           LOCATION             COMMENCED    SQUARE FEET    LEASED(1)               SERVICES
------------------------------  ---------    -----------    ---------     ----------------------------
Facilities Under Development
  San Jose, CA................     1997(6)      73,000        Owned       Complex, high value-added
                                                                          PCB assembly.
  San Jose, CA................     1996(6)      71,000       Leased       Engineering services and
                                                                          corporate functions.
  Doumen, China...............     1996(6)     224,000        Owned       Fabrication of high volume
                                                                          PCBs, high volume PCB
                                                                          assembly, injection molded
                                                                          plastics for electronics.
  Guadalajara, Mexico.........     1997(6)     101,000        Owned       High volume PCB assembly.

---------------

(1) The leases for the Company's leased facilities expire between December 1997 and July 2005. In addition, the Company has a 47,000 square foot manufacturing facility in Richardson, Texas that has been closed. The Company leases this facility under a lease that expires in April 2000, and the Company is seeking to sublet this facility.

(2) The Company has downsized manufacturing operations at this facility in fiscal 1997.

(3) Includes 88,000 square feet used for dormitories and other functions. The Company has land use rights for this facility through 2020.

(4) Located within the 47,000 square foot manufacturing facility in Singapore and the 30,000 square foot manufacturing facility in San Jose, California, respectively.

(5) Acquired by the Company in fiscal 1997 in connection with the Fine Line acquisition.

(6) Refers to date of commencement of construction or of lease term.

     The Company has recently begun to consolidate and expand its manufacturing facilities, with the goal of concentrating its activities in a smaller number of larger, strategically located sites. The Company has closed its Richardson, Texas facility and downsized manufacturing operations at its Singapore facility, while substantially increasing overall capacity by expanding operations in North America, Asia and Europe. In North America, the Company has recently leased a new 71,000 square foot facility, and is constructing a planned 73,000 square foot facility, each adjacent to the Company's existing San Jose operations, and the Company is developing a planned 101,000 square foot manufacturing facility on a 32-acre campus site in Guadalajara, Mexico. The Company expects the construction of the new San Jose and Guadalajara facilities will be completed in the summer of 1998. In Asia, the Company is expanding its Doumen facilities into a planned 393,000 square foot campus by developing an additional 224,000 square feet, and the Company expects the construction of this expansion will be completed in the second quarter of fiscal 1998.

     The campus facilities planned for Doumen, China and Guadalajara, Mexico are designed to be integrated facilities that can produce many of the custom components used by the Company, to manufacture products for customers, to warehouse the products and to distribute them directly to customer's distribution channels. The Company believes that by offering all of those capabilities at the same site, it can reduce material and transportation costs, simplify logistics and communications, and improve inventory management, providing customers with a more complete, cost-effective manufacturing solution.

     FICO, in which the Company has a 40.0% investment, produces injection molded plastics for Asian companies from its 120,000 square foot facilities in Shenzhen, China. Flextronics intends to locate FICO operations within the campus under development in Doumen, China.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF ORDINARY SHARES

     The Company's Ordinary Shares have been traded on the Nasdaq National Market under the symbol "FLEXF" since March 18, 1994. The following table shows the high and low closing sales prices per share of the Company's Ordinary Shares for fiscal years 1995, 1996 and 1997.

                                                                    HIGH         LOW
                                                                   -------     -------
        Fiscal 1995
          First Quarter..........................................  $14.00      $ 8.75
          Second Quarter.........................................  $15.50      $ 9.00
          Third Quarter..........................................  $16.25      $12.75
          Fourth Quarter.........................................  $18.00      $13.00

        Fiscal 1996
          First Quarter..........................................  $21.875     $13.50
          Second Quarter.........................................  $26.75      $21.75
          Third Quarter..........................................  $30.00      $21.00
          Fourth Quarter.........................................  $35.75      $25.75

        Fiscal 1997
          First Quarter..........................................  $39.00      $25.00
          Second Quarter.........................................  $28.25      $17.00
          Third Quarter..........................................  $37.25      $21.00
          Fourth Quarter.........................................  $29.75      $19.625

     On June 30, 1997, the closing sales price of the Ordinary Shares was $27.00 per share. On that date, there were 480 shareholders of record.

DIVIDENDS

     Since inception, the Company has not declared or paid any cash dividends on its Ordinary Shares, and the Company's loan agreements prohibit the payment of cash dividends without the lenders' prior consent. The Company anticipates that all earnings in the foreseeable future will be retained to finance the continuing development of its business.

TAXATION

     This summary of Singapore and U.S. tax considerations is based on current law and is provided for general information. The discussion does not purport to deal with all aspects of taxation that may be relevant to particular shareholders in light of their investment or tax circumstances, or to certain types of shareholders (including insurance companies, tax-exempt organizations, regulated investment companies, financial institutions or broker-dealers, and shareholders that are not U.S. Shareholders (as defined below)) subject to special treatment under the U.S. federal income tax laws. Such shareholders should consult their own tax advisors regarding the tax consequences of any investment in the Ordinary Shares.

     Income Taxation Under Singapore Law

     Under current Singapore tax law there is no tax on capital gains, and, thus, any profits from the disposal of shares are not taxable in Singapore unless the vendor is regarded as carrying on a trade in shares in Singapore (in which case, the disposal profits would be taxable as trade profits rather than capital gains).

     There is no stamp duty payable in respect of the holding and disposition of shares. No duty is payable on the acquisition of new shares. Where existing shares are acquired in Singapore, stamp duty is payable on the instrument of transfer of the shares at the rate of S$2 for every S$1,000 of the market value of the shares. The stamp duty is borne by the purchaser unless there is an agreement to the contrary. Where the instrument of transfer is executed outside of Singapore, stamp duty must be paid if the instrument of transfer is received in Singapore. Under Article 22(iii) of the Articles of Association of the Company, its directors are authorized to refuse to register a transfer unless the instrument of transfer has been duly stamped.

     Under current provisions of the Income Tax Act, Chapter 134 of Singapore, corporate profits are taxed at a rate equal to 26.0%. Under Singapore's taxation system, the tax paid by a company is deemed paid by its shareholders. Thus, the shareholders receive dividends net of the tax paid by the Company. Dividends received by either a resident or a nonresident of Singapore are not subject to withholding tax. Shareholders are taxed on the gross amount of dividends (i.e., the cash amount of the dividend plus the amount of corporate tax paid by the Company). The tax paid by the Company will be available to shareholders as a tax credit to offset the Singapore income tax liability on their overall income (including the gross amount of dividends). No tax treaty currently exists between the Republic of Singapore and the U.S.

     Income Taxation Under United States Law

     U.S. Shareholders will, upon the sale or exchange of a share, recognize gain or loss for U.S. income tax purposes in an amount equal to the difference between the amount realized and the U.S. Shareholder's tax basis in such a share. If paid in currency other than U.S. dollars, the U.S. dollar amount realized (as determined on the trade date) is determined by translating the foreign currency into U.S. dollars at the spot rate in effect on the settlement date of the sale in the case of a U.S. Shareholder that is a cash basis taxpayer. An accrual basis taxpayer may elect to use the spot rate in effect on the settlement date of the sale by filing a statement with the U.S. Shareholder's first return in which the election is effective clearly indicating that the election has been made. Such an election must be applied consistently from year to year and cannot be changed without the consent of the Internal Revenue Service. Such gain or loss will be capital gain or loss if the share was a capital asset in the hands of the U.S. Shareholder and will not be short-term capital gain or loss if the share has been held for more than one year. If a U.S. Shareholder receives any currency other than U.S. dollars on the sale of a share, such U.S. Shareholder may recognize ordinary income or loss as a result of currency fluctuations between the date of such sale and the date such sale proceeds are converted into U.S. dollars.

     Individual shareholders that are U.S. citizens or resident aliens (as defined in Section 7701(b) of the Internal Revenue Code of 1986 (the "Code")), corporations or partnerships or other entities created or organized under the laws of the United States, or any political subdivision thereof, an estate the income of which is subject is subject to U.S. federal income taxation regardless of its source or a trust if a U.S. court exercises primary jurisdiction over its administration an one or more U.S. fiduciaries have the authority to control all of its substantial decisions ("U.S. Shareholders") will be required to report as income for U.S. income tax purposes the amount of any dividend received from the Company to the extent paid out of the current or accumulated earnings and profits of the Company, as determined under current U.S. income tax principles.

     If over 50.0% of the Company's stock (by vote or value) were owned by U.S. Shareholders who individually held 10.0% or more of the Company's voting stock, such U.S. Shareholders potentially would be required to include in income a portion or all of their pro rata share of the Company's and its non-U.S. subsidiaries' earnings and profits. If 50.0% or more of the Company's assets during a taxable year produced or were held for the production of passive income, as defined in section 1296(b) of the Code (e.g., certain forms of dividends, interest and royalties), or 75.0% or more of the Company's gross income for a taxable year was passive income, adverse U.S. tax consequences could result to U.S. shareholders of the Company. As of June 30, 1997, the Company was aware of only one U.S. Shareholder who individually held 10% or more of its voting stock. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

     Shareholders that are not U.S. Shareholders ("non-U.S. shareholders") will not be required to report for U.S. federal income tax purposes the amount of any dividend received from the Company. Non-U.S.

shareholders, upon the sale or exchange of a share, would not be required to recognize gain or loss for U.S. federal income tax purposes.

     Estate Taxation

     In the case of an individual who is not domiciled in Singapore, a Singapore estate tax is imposed on the value of all movable and immovable properties situated in Singapore. The shares of the Company are considered to be situated in Singapore. Thus, an individual shareholder who is not domiciled in Singapore at the time of his or her death will be subject to Singapore estate tax on the value of any such shares held by the individual upon the individual's death. Such a shareholder will be required to pay Singapore estate tax to the extent that the value of the shares (or in aggregate with any other assets subject to Singapore estate tax) exceeds S$600,000. Any such excess will be taxed at a rate equal to 5.0% on the first S$12,000,000 of the individual's Singapore chargeable assets and thereafter at a rate equal to 10.0%. An individual shareholder who is a U.S. citizen or resident (for U.S. estate tax purposes) also will have the value of the shares included in the individual's gross estate for U.S. estate tax purposes. An individual shareholder generally will be entitled to a tax credit against the shareholder's U.S. estate tax to the extent the individual shareholder actually pays Singapore estate tax on the value of the shares; however, such tax credit is generally limited to the percentage of the U.S. estate tax attributable to the inclusion of the value of the shares included in the shareholder's gross estate for U.S. estate tax purposes, adjusted further by a pro rata apportionment of available exemptions. Individuals who are domiciled in Singapore should consult their own tax advisors regarding the Singapore estate tax consequences of their investment.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data of the Company as of and for each of the fiscal years ended March 31, 1993, 1994, 1995, 1996 and 1997. The selected financial data set forth below for the fiscal years ended March 31, 1995, 1996 and 1997 have been derived from consolidated financial statements of the Company which have been audited by Ernst & Young, independent auditors, whose report thereon is included elsewhere herein. The selected financial data set forth below for the fiscal years ended March 31, 1993 and 1994 has been derived from audited financial statements not included in this Report. These historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

                                                          YEAR ENDED MARCH 31,
                                      ------------------------------------------------------------
                                        1993         1994       1995(1)      1996(2)      1997(3)
                                      --------     --------     --------     --------     --------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales.........................  $100,759     $131,345     $237,386     $448,346     $490,585
  Cost of sales.....................    91,794      117,392      214,865      407,457      440,448
                                      --------     --------     --------     --------     --------
     Gross profit...................     8,965       13,953       22,521       40,889       50,137
  Selling, general and
     administrative expenses........     7,131        8,667       11,468       18,787       28,884
  Research and development..........        81          202           91       29,000           --
  Goodwill and intangibles
     amortization...................       388          419          755        1,283        2,635
  Bank commitment and consulting
     fees...........................        --           --           --           --        1,831
  Provision for plant closings......        --          830           --        1,254        5,868
                                      --------     --------     --------     --------     --------
     Operating income (loss)........     1,365        3,835       10,207       (9,435)      10,919
  Interest expense and other, net
     ...............................     2,329        1,376        1,043        1,906        1,485
  Merger expenses...................        --           --          816           --           --
  Income from associated company....        --           --           --           --          241
  Income (loss) from joint
     venture........................        --          (70)        (729)          --           --
                                      --------     --------     --------     --------     --------
     Income (loss) before income
       taxes........................      (964)       2,389        7,619      (11,341)       9,675
  Provision for income taxes........       264          654        1,463        3,791        2,212
  Extraordinary gain................        --          416           --           --           --
     Net income (loss)..............  $ (1,228)    $  2,151     $  6,156     $(15,132)    $  7,463
                                      ========     ========     ========     ========     ========
  Net income (loss) per share.......  $  (0.17)    $   0.28     $   0.51     $  (1.19)    $   0.50
                                      ========     ========     ========     ========     ========
  Weighted average Ordinary Shares
     and
     equivalents....................     7,382        7,730       12,103       12,684       14,877

                                                               MARCH 31,
                                      ------------------------------------------------------------
                                        1993         1994         1995         1996         1997
                                      --------     --------     --------     --------     --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)...........    (1,201)      30,669       33,425       30,801      (25,047)
Total assets........................    52,430      103,129      116,117      231,024      359,234
Long-term debt and capital lease
  obligations, excluding current
  portion...........................    17,243        4,755        6,890       17,674       12,302
Shareholders' equity (deficit)......    (2,256)      46,703       57,717       73,059       83,592

---------------

(1) In January 1995, the Company acquired nCHIP in exchange for an aggregate of 2,450,000 Ordinary Shares in a transaction accounted for as a pooling of interests. Accordingly, the financial data presented for each fiscal period includes the historical results of nCHIP.

(2) In the fourth quarter of fiscal 1996, the Company wrote off $29.0 million of In-process research and development associated with the acquisition of Astron and also recorded charges totaling $1.3 million for costs associated with the closing of one of the Company's Malaysian plants and its Shekou, China operations. The Consolidated Financial Statements of the Company for the fiscal year ended March 31, 1996 have been restated as a result of changes in the Company's accounting for the acquisition of Astron. See Note 14 of Notes to Consolidated Financial Statements and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Recent Changes in Accounting for Astron Acquisition."

(3) In the third and fourth quarters of fiscal 1997, the Company incurred plant closing expenses aggregating $5.9 million in connection with the closing of its Texas facility and the nCHIP semiconductor fabrication facility and the downsizing of its Singapore manufacturing operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In this Report, the words "expects," "anticipates," "believes," "intends" and similar expressions identify forward-looking statements, which speak only as of the date hereof. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors Affecting Future Operating Results," that could cause results to differ materially from historical results or those anticipated. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-Qs and 8-Ks, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

     The Company was organized in Singapore in 1990 to acquire the Asian contract manufacturing operations and certain U.S. design, sales and support operations of Flextronics, Inc. (the "Predecessor"), which had been in the contract manufacturing business since 1982. The acquisition of the selected operations of the Predecessor for approximately $39.0 million was completed in June 1990 and was financed with approximately $20.0 million of secured long-term bank debt, $4.0 million of subordinated debt and $15.0 million of equity. After such acquisition, the equity investors held approximately 55% of the outstanding share capital of the Company. The Company's results of operations for periods following the 1990 acquisition and through March 1994 reflect the interest expense associated with the indebtedness incurred in connection with this transaction.

     In July 1993 a group of new investors acquired a controlling interest in the Company through the acquisition of substantially all of the interest in the Company that had been retained by the Predecessor, a direct equity investment of $3.2 million in the Company and the purchase of a portion of the shares acquired by the investors in the 1990 acquisition. In December 1993 the Company raised an additional $7.0 million of equity capital from investors ($3.7 million of which represented the conversion of its outstanding subordinated debt into equity). In March 1994 the Company raised $32.5 million in an initial public offering of Ordinary Shares. In August 1995 the Company raised an additional $22.3 million in a public offering of Ordinary Shares.

     In recent years, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, through both acquisitions and internal growth. See "Certain Factors Affecting Future Operating Results -- Management of Expansion and Consolidation," "Certain Factors Affecting Future Operating Results -- Acquisitions" and Note 14 of Notes to Consolidated Financial Statements.

     In March 1994, the Company acquired Relevant, a San Jose-based contract manufacturer, for approximately $4.0 million in cash. In January 1995, the Company acquired nCHIP in exchange for an aggregate of approximately 2,450,000 Ordinary Shares in a transaction accounted for as a pooling of interests. In March 1997, the Company decided to close the entire wafer fabrication operations, and the Company is currently seeking to sell the related assets. See "-- Provision for Plant Closings."

     In April 1995, the Company acquired A&A, a contract manufacturer located in Wales, in exchange for an aggregate of $2.9 million and 66,908 Ordinary Shares. The Company's financial statements for fiscal 1996 include the operating results of A&A from April 12, 1995 to March 31, 1996.

     In February 1996, the Company acquired Astron Group Limited in exchange for
(i) $13,440,605 in cash, (ii) $15.0 million in 8% promissory notes, ($10.0 million of which was paid in February 1997 and $5.0 million of which is payable in February 1998), (iii) 238,684 Ordinary Shares issued at closing and (iv) Ordinary

Shares with a value of $10.0 million to be issued on June 30, 1998. The Company also paid an earnout of an additional $6.25 million in cash in April 1997, based on the pre-tax profit of Astron for the calendar year ended December 31, 1996. In addition, in February 1996, the Company agreed to pay in June 1998 a $15.0 million consulting fee to an entity affiliated with Stephen Rees, a former shareholder and the Chairman of Astron and a director of the Company. Payment of the fee was conditioned upon, among other things, Mr. Rees' continuing as Chairman of Astron through June 1998. In March 1997, the Company and Mr. Rees' affiliate agreed to remove the remaining conditions to payment of the fee and to reduce the amount of the fee, which remains payable in June 1998, to $14.0 million. Of the $14.0 million, $5.0 million must be paid in cash. The remainder may be paid in either cash or Ordinary Shares at the option of the Company, and the Company currently intends to pay such amount in Ordinary Shares. The acquisition of Astron has been accounted for under the purchase method, and accordingly the purchase price has been allocated to the assets and liabilities assumed based upon their estimated fair market values at the date of acquisition.

     In the fourth quarter of fiscal 1996 the Company also recorded one time charges totaling $1.3 million for costs associated with the closing of one of the Company's Malaysia plants and its Shekou, China operations in addition to the write off of $29.0 million of In-Process R&D associated with the acquisition of Astron. Without taking into account these write-offs and charges, the Company's net income and earnings per share in fiscal 1996 would have been $15.1 million and $1.13, respectively.

     On November 25, 1996, the Company acquired Fine Line for an aggregate of 223,321 Ordinary Shares in a transaction accounted for as pooling of interest. The Company's prior financial statements were not restated because the financial results of Fine Line did not have a material impact on the consolidated result.

     On December 20, 1996, the Company acquired 40% of FICO for $5.2 million. Of this, the Company paid $3 million in December 1996, accrued the $2.2 million balance in the fourth quarter of fiscal 1997 and paid the $2.2 million balance in June 1997. The Company also has an option to purchase the remaining 60% interest of FICO in 1998 for a price that is dependent on the financial performance of FICO for the period ending December 31, 1997.

     On March 27, 1997, the Company acquired the manufacturing facilities in Karlskrona, Sweden and related inventory, equipment and assets from Ericsson for approximately $82.4 million. The acquisition was financed by a bank loan and the transaction has been accounted for under the purchase method. As a result, the purchase price was allocated to the assets acquired based on their estimated fair market values at the date of acquisition. See "Certain Factors Affecting Future Operating Results -- Risks of Ericsson Transaction."

     In the second quarter of fiscal 1997, the Company purchased approximately 32 acres of land in Guadalajara, Mexico. The land is intended to be used for the Company's planned development of a new manufacturing campus in Mexico. In addition, the Company has begun construction of a new 240,000 square foot facility on its campus located in Doumen, China. During the third and fourth quarters of fiscal 1997, the Company incurred plant closing expenses totalling $5.9 million relating to the closing of its Texas facility and of the nCHIP semiconductor fabrication facility, and the downsizing of manufacturing at its Singapore facilities.

RECENT CHANGES IN ACCOUNTING FOR ASTRON ACQUISITION

     The Company has restated its financial results for the fiscal year ended March 31, 1996 and for the first three reported quarters of the fiscal year ended March 31, 1997 to reflect revisions in its accounting for the acquisition of Astron. These revisions include an increase in the initially recorded purchase price to account for the payment to be made in June 1998 to an affiliate of Stephen Rees, the former Chairman of Astron, as part of the purchase price. In addition, a second appraisal was obtained and used to allocate the purchase price to the assets acquired, including current assets, net property, plant and equipment, developed technologies, In-process research and development, assembled workforce, tradenames and trademarks, customer list and other intangible assets. As a consequence, In-process research and development written off in the fiscal year ended March 31, 1997 (the "In-Process R&D") was reduced from $31,600,000 to $29,000,000 and the fair value of other assets recorded at the date of the close of the transaction was increased by $16.6 million, representing $4.7 million of goodwill and $11.9 million as identified intangible assets. See Note 14 of Notes to Consolidated

Financial Statements. The effect on the Company's reported statement of operations and balance sheet is as follows:

                                                                         NINE MONTHS ENDED DECEMBER 31, 1996
                                    FISCAL YEAR ENDED MARCH 31, 1996
                                    --------------------------------     -----------------------------------
                                    PREVIOUSLY REPORTED     REVISED      PREVIOUSLY REPORTED       REVISED
                                    -------------------     --------     -------------------     -----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                             (UNAUDITED)         (UNAUDITED)
STATEMENT OF OPERATIONS DATA
Gross profit......................       $  41,889          $ 40,889           $36,437             $36,057
Operating income (loss)...........         (11,775)           (9,435)           14,152              12,656
Net income (loss).................         (17,412)          (15,132)           10,536               9,026
Net income (loss) per share.......           (1.39)            (1.19)             0.73                0.61
Weighted average Ordinary Shares
  and equivalents.................          12,536            12,684            14,377              14,889

     The Company is engaged in ongoing discussions with the staff of the Securities and Exchange Commission (the "Commission") concerning its revised accounting for the Astron acquisition. Because these discussions are continuing, the Company's accounting for this acquisition, and related disclosures, are subject to modification. Among other things, (i) the Company has determined that certain of Astron's intangible assets, having an aggregate book value of $9.3 million at the time of the acquisition, should be amortized over useful lives of 20-25 years, and the staff of the Commission has questioned the length of this period; (ii) the staff of the Commission has questioned whether the $1.0 million reduction, agreed to on March 27, 1997, in the amount due to an affiliate of Stephen Rees should be accounted for as an extinguishment of indebtedness (which would be included in net income) rather than as a reduction in Astron's purchase price (reducing goodwill) as is reflected in the Company's consolidated financial statements included herein; (iii) the staff of the Commission has requested that the Company disclose the amount of its historical research and development expense, and (iv) the staff of the Commission has requested that the Company disclose and discuss the material assumptions underlying the new appraisal of certain intangible assets of Astron. The Company does not believe that these issues, when resolved, will materially affect the amount of its reported net income for fiscal 1996 or fiscal 1997.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                                       FISCAL YEAR ENDED MARCH
                                                                                 31,
                                                                      -------------------------
                                                                      1995      1996      1997
                                                                      -----     -----     -----
Net sales...........................................................  100.0%    100.0%    100.0%
Cost of sales.......................................................   90.5      90.9      89.8
                                                                      -----     -----     -----
Gross profit........................................................    9.5       9.1      10.2
Selling, general and administrative expenses........................    4.9       4.2       5.9
Goodwill/intangible assets amortization.............................    0.3       0.2       0.5
Provision for plant closings........................................     --       0.3       1.2
Bank arrangement fees and consultancy fees..........................     --        --       0.4
Research and development............................................     --       6.5        --
                                                                      -----     -----     -----
          Operating income (loss)...................................    4.3      (2.1)      2.2
Interest expense and other, net.....................................    0.5       0.4       0.2
Merger expenses.....................................................    0.3        --        --
Income (loss) from associated company...............................   (0.3)       --        --
                                                                      -----     -----     -----
          Income (loss) before income taxes.........................    3.2      (2.5)      2.0
Provision for income taxes..........................................    0.6       0.9       0.5
Extraordinary gain..................................................     --        --        --
                                                                      -----     -----     -----
          Net income (loss).........................................    2.6%     (3.4%)     1.5%
                                                                      =====     =====     =====

NET SALES

     Net sales in fiscal 1997 increased 9.6% to $491 million from $448 million in fiscal 1996. This increase was primarily due to higher sales to existing customers, including US Robotics, Microsoft, Advanced Fibre Communications and Braun/Thermoscan, sales to new customers such as Cisco and Auspex, and the inclusion of Astron's sales following its acquisition in February 1996. This increase was partially offset by reduced sales to certain existing customers, including Visioneer, Apple Computer, Houston Tracker Systems, Logitech, Voice Powered Technology and Fast Multimedia. The Company believes that the reduction in sales to these customers was due in part to reductions in these customers' sales to end-users. See "Certain Factors Affecting Future Operating
Results -- Rapid Technological Change."

     Net sales in fiscal 1996 increased 89% to $448 million from $237 million in fiscal 1995. This increase was primarily the result of higher sales to existing customers, including Lifescan (a Johnson & Johnson Company), Visioneer, Microcom and Global Village Communications, sales to new customers in the computer and medical industries such as Apple Computer and Thermoscan and the inclusion of A&A's and Astron's sales after their acquisitions in April 1995 and February 1996, respectively. This was partially offset by a significant decline in sales to IBM due to IBM's efforts to consolidate more of its manufacturing business internally.

GROSS PROFIT

     Gross profit varies from period to period and is affected by, among other things, product mix, component costs, product life cycles, unit volumes, start up, expansion and consolidation of manufacturing facilities and new product introductions. Gross margin increased to 10.2% in fiscal 1997 compared to 9.1% in fiscal 1996. The increase was mainly attributable to (i) the inclusion of Astron's printed circuit board business, which has historically had a relatively higher gross profit margin than the Company, (ii) the concentration of more sales in the Company's facility in China which has a lower manufacturing cost compared to the Company's facilities in other locations, and (iii) increased sales, resulting in increased labor and overhead absorption. This benefit was partially offset by underutilization of the nCHIP semiconductor fabrication facility and the

Company's Texas facility, which have been closed, and the related inventory write-offs. Gross margin for fiscal 1998 may be adversely affected in the short term as the Company commences production in new facilities.

     Gross profit margin declined slightly to 9.1% in fiscal 1996 as compared to 9.5% in fiscal 1995 mainly due to the additional costs associated with new manufacturing facilities in Texas and China that were opened in the fourth quarter of fiscal 1995 and the expansion of nCHIP's semiconductor fabrication facility. The decrease in gross profit margin was also attributable to a reduction in certain selling prices in order to remain competitive.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses in fiscal 1997 increased to $28.9 million from $18.8 million in fiscal 1996 and increased as percentage of net sales to 5.9% in fiscal 1997 from 4.2% in fiscal 1996. The increase was mainly due to the inclusion of Astron's selling and general administrative expenses for fiscal 1997; a $3.2 million provision for doubtful debts (and write-off of shares taken in payment of accounts receivable) relating to one customer, Voice Powered Technology and increased sales and marketing expense.

     Selling, general and administrative expenses in fiscal 1996 increased to $18.8 million from $11.5 million in fiscal 1995, but decreased as percentage of net sales to 4.2% in fiscal 1996 from 4.9% in fiscal 1995. The increase in absolute dollars was principally due to costs associated with the expanded facilities in China and Texas, increased sales personnel and market research activities in U.S. and the inclusion of A&A's and Astron's selling and general administrative expenses after their acquisitions in April 1995 and February 1996, respectively.

GOODWILL AND INTANGIBLE ASSETS AMORTIZATION

     Goodwill, which represents the excess of the purchase price of an acquired company over the fair market value of its net assets, and intangible assets are amortized on a straight line basis over the estimated life of the benefits received which range from three to twenty-five years. Goodwill amortization increased from $739,000 in fiscal 1996 to $989,000 in fiscal 1997 and intangible asset amortization increased from $544,000 in fiscal 1996 to $1,646,000 in fiscal 1997. These increases were due to the amortization of additional goodwill and intangible assets which arose from the Astron acquisition in 1996. In fiscal 1997, the Company recognized approximately $8.5 million of additional goodwill, as a result of the Astron earnout payment of $6.25 million and the acquisition of the 40% interest in FICO, partially offset by the effect of the $1.0 million reduction in the payment due in June 1998 to an affiliate of Stephen Rees.

     Goodwill amortization increased from $510,000 in fiscal 1995 to $739,000 in fiscal 1996 primarily due to the goodwill from the Company's acquisition of A&A and Astron. Intangible asset amortization increased from $245,000 in fiscal 1995 to $544,000 in fiscal 1996 primarily due to the acquisition of A&A and Astron.

PROVISION FOR PLANT CLOSINGS

     The provision for plant closings of $5.9 million in fiscal 1997 consists of $3.4 million relating to the closing of the Texas and nCHIP facilities and $2.5 million for the shift of manufacturing operations from Singapore to lower cost manufacturing locations. These provisions include $3.3 million associated with the write-off of obsolete equipment and $2.6 million for severance payments. The Texas facility had been primarily dedicated to production for Global Village Communications and Apple Computer, to whom the Company does not anticipate making substantial sales in future periods.

     The provision for plant closings of $1.3 million in fiscal 1996 was associated with the write-off of certain obsolete equipment at one of the Company's facilities in Malaysia and in Shekou, China. The provision for plant closings were related to the Company ceasing its satellite receiver product line in Malaysia and the closing of its manufacturing operations in Shekou, China. Production from the Shekou facility has been moved to the Company's plant in Xixiang, China.

BANK COMMITMENT FEES AND CONSULTANCY FEES

     During the quarter ending March 31, 1997, the Company obtained various consulting services from BankBoston, N.A. (formerly, The First National Bank of Boston) regarding various forms of financings and development of appropriate financial models for fees totalling $719,000. In addition, during March, the Company found it necessary, due to a delay in obtaining Securities and Exchange Commission approval for its intended equity offering, to obtain a short term funding commitment on an emergency basis, for which it paid $750,000, to support its intended purchase of the Karlskrona Facilities. This commitment fee allowed the Company to continue its negotiations with Ericsson and has been expensed in the quarter. Funding for the acquisition of the Karlskrona Facilities and general working capital was later obtained by the end of the quarter and associated fees are amortized over the life of those debt instruments. The Company also recorded $362,000 of consultancy fees in March 1997 for services provided by a key employee of Ericsson in Sweden with respect to the Company's acquisition of the Karlskrona Facilities.

RESEARCH AND DEVELOPMENT

     Most of the research and development conducted by the Company is paid for by customers and is therefore included in cost of sales. Other research and development is conducted by the Company, but is not specifically identified, as the Company believes such expenses are less than 1% of its total net sales.

     In June 1997, the Company obtained an independent valuation of the value of certain of the assets of Astron and the In-Process R&D as of the date of Astron's acquisition. This valuation determined that the fair market value of the In-Process R&D was $29.0 million. Accordingly, the Company wrote off $29.0 million of In-Process R&D in fiscal 1996. See " -- Recent Changes in Accounting for Astron Acquisition."

INTEREST EXPENSE AND OTHER, NET

     Interest expense and other, net decreased to $1.5 million in fiscal 1997 from $1.9 million in fiscal 1996 mainly due to an increase in the foreign exchange gain from $872,000 in fiscal 1996 to $1,168,000 in fiscal 1997 and a successful insurance claim of $898,000. This was partially offset by an increase in interest expenses incurred in connection with additional indebtedness used to finance working capital requirements, to finance acquisitions and to purchase machinery and equipment for capacity expansion. The Company also recorded approximately $363,000 of interest expense in fiscal 1997 related to the cash portion of the Company's obligations to an affiliate of Stephen Rees, the former chairman of Astron. The Company expects its interest expense to increase substantially in the future due to the indebtedness incurred to finance the acquisition of the Karlskrona Facilities.

     Interest expense and other, net increased to $1.9 million in fiscal 1996 from $1.0 million in fiscal 1995. The increase reflects interest incurred in connection with additional indebtedness used to finance the cash portion of the A&A and Astron acquisitions, to purchase machinery and equipment for capacity expansion and to finance the Company's working capital requirements. The Company has recorded an unrealized foreign exchange gain of $872,000 in fiscal 1996 compared to a foreign exchange loss of $303,000 in fiscal 1995 due to a weaker Malaysian ringgit and Singapore dollar.

MERGER EXPENSES

     The Company recorded a one-time non-operating charge of approximately $816,000 as a result of the nCHIP acquisition in January 1995.

INCOME (LOSS) FROM ASSOCIATED COMPANY

     The Company acquired 40% interest in FICO in December 1996. According to the equity method of accounting, the Company previously did not recognize revenue from sales by FICO, but based on its ownership interest recognized 40% of the net income or loss of the associated company. In fiscal 1997, the Company recorded its 40% share of the FICO's post acquisition net income, amounting to $241,000.

     Flextracker, the joint venture with HTS in which the Company previously owned a 49% interest, commenced operations in June 1993. According to the equity method of accounting, the Company previously did not recognize revenue from sales by Flextracker, but based on its ownership interest recognized 49% of the net income or loss of the joint venture. Due to start-up costs and manufacturing inefficiencies, the Company recognized a loss of $729,000 and $70,000 associated with its interest in Flextracker in fiscal 1995 and fiscal 1994 respectively. The Company initially contributed $2.5 million for a 49% interest in Flextracker and HTS contributed $2.6 million for the remaining 51% interest. In April 1994 the Company and HTS each loaned $1 million to Flextracker. In December 1994, the Company acquired all of the net assets of Flextracker (except the $1.0 million loan made by HTS to Flextracker) for approximately $3.3 million.

PROVISION FOR INCOME TAXES

     The Company is structured as a holding company, conducting its operations through manufacturing and marketing subsidiaries in Singapore, Malaysia, Hong Kong, Mauritius, China, the United Kingdom, Sweden and the United States. Each of these subsidiaries is subject to taxation in the country in which it has been formed. The Company's Asian manufacturing subsidiaries have at various times been granted certain tax relief in each of these countries, resulting in lower taxes than would otherwise be the case under ordinary tax rates. See Note 7 of Notes to Consolidated Financial Statements.

     The Company's consolidated effective tax rate for any given period is calculated by dividing the aggregate taxes incurred by each of the operating subsidiaries and the holding company by the Company's pre-tax income. Losses incurred by any subsidiary or by the holding company are not deductible by the entities incorporated in other countries in the calculation of their respective local taxes. For example, the charge for the closing of the Texas facility in fiscal 1997 was incurred by a U.S. subsidiary that did not have income against which this charge could be offset. The ordinary corporate tax rates for calendar 1997 were 26%, 16.5% and 15% in Singapore, Hong Kong and China, respectively, and 30% on manufacturing operations in Malaysia. In addition, the tax rate is de minimis in Labuan, Malaysia and Mauritius where the Company's offshore marketing and distribution subsidiaries are located. The Company's U.S. and U.K. subsidiaries are subject to ordinary corporate tax rates of 35% and 33% respectively. However, these tax rates did not have any material impact on the Company's taxes in fiscal 1997 due to the losses of these two subsidiaries in this period. The Company's Swedish subsidiary, which began operation on March 27, 1997 with the acquisition of the Karlskrona Facilities, will be subject to an ordinary corporate tax rate of 28%.

     The Company's consolidated effective tax rate was 22.9% in fiscal 1997. The provision for plant closings of $1.3 million and the $29.0 million write-off of In-Process R&D in fiscal 1996 resulted in aggregate net losses for that year, but the Company incurred taxes on the profitable operations of certain of its subsidiaries. If the provision for plant closings and In-Process R&D written off are excluded from such calculation, the Company's fiscal 1996 effective tax rate would have been 20%.

     The Company has structured its operations in Asia in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. The Company's Singapore subsidiary was granted an investment allowance incentive in respect of approved fixed capital expenditures subject to certain conditions. These allowances have been utilized to reduce its taxable income since fiscal 1991, and were fully utilized at the end of fiscal 1996. If the Singapore subsidiary sells, leases or disposes of assets in respect of which investment allowances have been granted before July 31, 1997, the amount of income previously exempted from Singapore tax will then become taxable at the standard rate of 26%. The Company's investments in its plants in Xixiang and Doumen, China fall under the "Foreign Investment Scheme" which entitles the Company to apply for a five year tax incentive. The Company obtained the tax incentive for the Doumen plant in December 1995 and the Xixiang plant in October 1996. With the approval, the Company's tax rates on income from these facilities during the incentive period will be 0% in years 1 and 2 and 7.5% in years 3 through 5, commencing in the first profitable year. In fiscal 1993, the Company transferred its offshore marketing and distribution functions to a newly formed marketing subsidiary located in Labuan, Malaysia, where the tax rate is de minimis. In February 1996, the Company transferred Astron's sales and marketing business to a newly formed subsidiary in Mauritius, where the tax rate is 0%. The Company's Malaysian manufacturing subsidiary has obtained a five year pioneer certificate from the relevant authority that provides a tax exemption on manufacturing income from certain products in Johore, Malaysia. To date, this incentive has had a limited impact on the Company due to the relatively short history of its Malaysian operations and its tax allowances and losses carry forward. The Company's facility in Shekou, China, which was closed in fiscal 1996, was located in a "Special Economic Zone" and was an approved "Product Export Enterprise" that qualified for a special corporate income tax rate of 10.0%.

     If tax incentives are not renewed upon expiration, if the tax rates applicable to the Company are rescinded or changed, or if tax authorities were to challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's worldwide effective tax rate would increase and its results of operations and cash flow would be adversely affected. Substantially all of the products manufactured by the Company's Asian subsidiaries are sold to U.S. based customers. While the Company believes that profits from its Asian operations are not sufficiently connected to the U.S. to give rise to U.S. federal or state income taxation, there can be no assurance that U.S. tax authorities will not challenge the Company's position or, if such challenge is made, that the Company will prevail in any such disagreement. If the Company's Asian profits became subject to U.S. income taxes, the Company's taxes would increase and its results of operations and cash flow would be adversely affected. In addition, the expansion by the Company of its operations in North America and Northern Europe may increase its worldwide effective tax rate.

VARIABILITY OF RESULTS

     The Company has experienced, and expects to continue to experience, significant periodic and quarterly fluctuations in the Company's results of operations due to a variety of factors. These factors include, among other things, timing of orders, volume of orders relative to the Company's capacity, customers' announcement and introduction and market acceptance of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, product mix, and changes or anticipated changes in economic conditions. In addition, the Company's revenues are adversely affected by the observance of local holidays during the fourth fiscal quarter in Malaysia and China reduced production levels in Sweden in July, and the reduction in orders by certain customers in the fourth quarter reflecting a seasonal slowdown following the Christmas holiday. The market segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Ordinary Shares. In future, periods, the Company's revenue or results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's Ordinary Shares would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations from the proceeds of public offerings of equity securities, cash generated from operations, bank debt and lease financing of capital equipment. In March 1997, the Company terminated the $48.0 million line of credit from several banks and obtained a new $175.0 million credit facility from BankBoston, N.A. At March 31, 1997 the Company had cash balances totaling $23.6 million, outstanding bank borrowings of $111 million, and an aggregate of $64.0 million available for borrowing under the New Credit Facilities.

     Cash provided by operating activities in fiscal 1997 was $46.7 million, consisting primarily of net income, depreciation, provision for plant closing and decreases in accounts receivable.

     Cash used for operating activities in fiscal 1996 was $710,000, consisting primarily of net profit of $15.1 million (excluding In-Process R&D written off and provision for plant closings), depreciation, amortization and allowance for doubtful debt and obsolescence. Cash used for operating activities was primarily comprised of increases in accounts receivable and inventories reflecting higher sales in fiscal 1996.

     Accounts receivable, net of allowance for doubtful accounts, decreased to $69.3 million at March 31, 1997 from $78.1 million at March 31, 1996. The decrease in accounts receivable was primarily due to improved collection of accounts receivable during fiscal 1997. Inventories increased to $106.6 million at March 31, 1997 from $52.6 million at March 31, 1996. The increase in inventories was mainly a result of the acquisition of the $55 million of inventories at the Karlskrona Facilities. The Company's allowances for doubtful accounts increased from $3.6 million at March 31, 1996 to $5.7 million at March 31, 1997. The Company allowance for inventory obsolescence increased to $6.2 million at March 31, 1997 from $4.6 million at March 31, 1996. The increases in the allowances were due to the increases in sales and inventories during fiscal 1997 and the $3.2 million provision for doubtful debts, and write-off shares taken in payment of receivables, related to one specific customer and inventory exposure relating to the closing of the Texas facility.

     Accounts receivable, net of allowance for doubtful accounts, increased to $78.1 million at March 31, 1996 from $44.3 million at March 31, 1995 and inventories increased to $52.6 million at March 31, 1996 from $30.2 million at March 31, 1995. The increase in accounts receivable and inventories was mainly due to the 89% increase in sales during fiscal 1996. The Company's allowances for doubtful accounts increased from $1.8 million at March 31, 1995 to $3.6 million at March 31, 1996. The Company's allowance for inventory obsolescence increased from $1.9 million at March 31, 1995 to $4.6 million at March 31, 1996. The increases in the allowances were due to the increases in sales and inventories during fiscal 1996 and the $1.0 million provision for inventory exposure relating to the closing of the satellite receiver product line in one of the Company's Malaysia plants.

     Cash used for investing activities in fiscal 1997 was $112.0 million, consisting primarily of $82.4 million for the acquisition of the Karlskrona Facilities, and $27.0 million of expenditures for machinery and equipment in the Company's, China, Mexico and California manufacturing facilities and $3.0 million cash paid in November for the 40% interest in FICO.

     Cash used for investing activities in fiscal 1996 consisted primarily of $15.8 million of expenditures for machinery and equipment in the Company's Texas, China and California manufacturing facilities as well as payment of $15.2 million for the cash portion of the A&A and Astron acquisitions.

     Net cash provided by financing activities in fiscal 1997 was $82.4 million, consisting primarily of bank borrowings of $152.8 million and capital lease financing. Cash used for financing activities in fiscal 1997 consisted primarily of $56 million repayment to banks, $10.5 million repayment of notes to Astron's ex-shareholders (part of purchase consideration) and $8 million repayment of capital lease obligations.

     Net cash provided by financing activities in fiscal 1996 was $31.6 million, consisting primarily of $22.3 million from the sale of 1,000,000 newly issued Ordinary Shares and net bank borrowings of $12.3 million.

     On March 27, 1997 the Company entered into a new credit facility consisting of two revolving credit and term loan agreements provided by the BankBoston, N.A. as agent (together, the "New Credit Facility"). Under the New Credit Facility, subject to compliance with certain financial ratios and the satisfaction of customary borrowing conditions, the Company and its United States subsidiary may borrow up to an aggregate of $175.0 million. The New Credit Facility includes $105.0 million of revolving credit facilities and a $70.0 million term loan facility. The revolving credit facilities are subject to a borrowing base equal to 70% of consolidated accounts receivable and 20% of consolidated inventory. As of March 31, 1997, $41.0 million of revolving credit loans and $70.0 million of term loans were outstanding, and bore interest at a variable rate equal, as of March 31, 1997, to approximately 8.4% per annum. The term loan amortizes over a 5-year period and is subject to certain mandatory prepayment provisions. Loans under the revolving credit facility will mature in March 2000. Loans to the Company are guaranteed by certain of its subsidiaries and loans to the Company's United States subsidiary are guaranteed by the Company and by certain of the Company's subsidiaries. The New Credit Facility is secured by a lien on substantially all accounts receivable and inventory of the Company and its subsidiaries, as well as a pledge of the Company's shares in certain of its subsidiaries. The New Credit Facility contains covenants and provisions that, among other things, prohibit the Company and its subsidiaries from (i) incurring additional indebtedness, except for subordinated debt evidenced by the Subordinated Notes (as defined therein) in an aggregate principal amount of not more than $150.0 million, certain purchase money debt and leases not to exceed $25.0 million and certain subsidiary debt not to exceed $15.0 million; (ii) incurring liens on their property (subject to certain exceptions); (iii) making capital investments exceeding $65.0 million in fiscal 1998 and $25.0 million annually thereafter; (iv) engaging in certain sales of assets; (v) making acquisitions that do not meet certain criteria; and (vi) making certain other investments. In addition, the New Credit Facility prohibits the payment of dividends or other distributions by the Company to its shareholders.

     The New Credit Facility also requires that the Company satisfy certain financial covenants and tests on a consolidated basis which, among other things, provide that the Company's: (i) Leverage ratio (the ratio of Total Debt to EBITDA (each as defined therein)) must not exceed 4.25 : 1.00 (reducing to (2.75 : 1.00 by April 1, 1999), (ii) Interest Coverage Ratio (the ratio of EBITDA to Consolidated Interest Expense (as defined therein)) must not exceed 3.00 : 1.0 (increasing to 4.00 : 1.00 by January 1, 1999), (iii) Fixed Charge Coverage Ratio (the ratio of EBITDA to Fixed Charges (as defined therein)) must not exceed 1.15 : 1.00 (increasing to 1.25 : 1.00 by April 1, 1999) and (iv) Consolidated Tangible Net Worth (as defined therein) must not be less than (a) 95% of Consolidated Tangible Worth at March 31, 1997 plus (b) 75% of positive Consolidated Net Income (as defined therein) plus (c) 100% of the proceeds of any Equity Issuance (as defined therein).

     The Company's capital expenditures in fourth quarter of fiscal 1997 were approximately $9.1 million (excluding the purchase price for the Karlskrona Facilities) and the Company anticipates that its capital expenditures in fiscal 1998 will be approximately $65.0 million, primarily relating to the development of new and expanded facilities in San Jose, California, Guadalajara, Mexico and Doumen, China. In addition, the Company expended cash in the fourth quarter of fiscal 1997 and will be required to expend cash in fiscal 1998 pursuant to the terms of the Astron acquisition. The Company will be required to make a principal payment of $5.0 million in February 1998, pursuant to the terms of a note issued by it in connection with the Astron acquisition and paid an earnout of $6.25 million in cash in April 1997. The Company is also required to make a $14.0 million payment to an entity affiliated with Stephen Rees in June 1998, $5.0 million of this amount is payable in cash and $9.0 million is payable in cash or, at the option of the Company, in Ordinary Shares, and the Company intends to pay the $9.0 million portion in Ordinary Shares. The Company believes that the existing cash balances, together with anticipated cash flow from operations and amounts available under the New Credit Facility, will be sufficient to fund its operations through fiscal 1998.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     The Company's future operating results will depend upon conditions in its market that may affect demand for its services. The following factors, among others, have in some cases affected, and in the future could affect, the Company's actual results and could cause such results to differ materially from those expressed in forward-looking statements made by the Company.

     Risks Of Ericsson Transaction

     The Ericsson Transaction represents a significant expansion of the Company's operations, and entails a number of risks. In particular, the Karlskrona Facilities have operated as captive manufacturing facilities for Ericsson and will now be used as an integrated part of the Company's ongoing manufacturing operations. This requires optimizing production lines, separating the Karlskrona Facilities' management information systems from those of Ericsson, implementing new management information systems, implementing the Company's operating systems, and assimilating and managing existing personnel. See "-- Overview" and "Business -- Employees." The difficulties of this integration may be further complicated by the geographical distance of the Karlskrona Facilities from the Company's current operations in Asia and the United States. In addition, the Ericsson Transaction has increased and will continue to increase the Company's expenses and working capital requirements, and place burdens on the Company's management resources. In the event the Company is unsuccessful in integrating these operations, the Company would be materially adversely affected.

     As a result of the Ericsson Transaction, the Company expects that sales to Ericsson will represent a large portion of its net sales. Ericsson has not previously been a substantial customer of the Company. The Company has no experience operating in Sweden, and there can be no assurance that the Company can achieve acceptable levels of profitability, or reduce costs and prices to Ericsson over time as contemplated by the Purchase Agreement. In addition, there can be no assurance that the Company will not encounter difficulties in meeting Ericsson's expectations as to product quality and timeliness. If Ericsson's requirements exceed the volume anticipated by the Company, the Company may be unable to meet these requirements on a timely basis. The Company's inability to meet Ericsson's volume, quality, timeliness and cost requirements, and to quickly resolve any issues with Ericsson, could have a material adverse effect on the Company and its results of operations. There can be no assurance that Ericsson will purchase a sufficient quantity of products from the Company to meet the Company's expectations or that the Company will utilize a sufficient portion of the capacity of the Karlskrona Facilities to achieve profitable operations.

     The Company intends to use the Karlskrona Facilities to manufacture products for third parties. The Company has no commitments by any third party to purchase manufacturing services to be provided at the Karlskrona Facilities, and no assurance can be given that the Company will be successful in marketing and providing manufacturing services to third parties from the Karlskrona Facilities. There can be no assurances that the Company will utilize a sufficient portion of the capacity of the Karlskrona Facilities to achieve profitable operations. Ericsson also has certain rights to be consulted on the management of the Karlskrona Facilities and to approve the use of the Karlskrona Facilities for Ericsson's competitors, or for other customers where such use might adversely affect Ericsson's access to production capacity at the facilities. Further, no assurances can be given as to the Company's ability to expand manufacturing capacity at the Karlskrona Facilities.

     The Purchase Agreement contains certain financial covenants that must be maintained by the Company, and prohibits the Company from selling or relocating the equipment acquired in the transaction without Ericsson's consent. In addition, without Ericsson's consent, the Company may not enter into any transactions that could adversely affect its ability to continue to supply products and services to Ericsson under the Purchase Agreement or its ability to reduce costs and prices to Ericsson. A material breach by the Company of any of the terms of the Purchase Agreement could allow Ericsson to repurchase the assets conveyed to the Company at the Company's book value or to obtain other relief, including the cancellation of outstanding purchase orders or termination of the Purchase Agreement. As a result of these rights, Ericsson may, under certain circumstances, retain a significant degree of control over the Karlskrona Facilities and their management following the consummation of the Ericsson Transaction. See "Business -- Acquisition of Karlskrona Facilities."

     Increased Leverage

     At March 31, 1997, the Company had consolidated indebtedness of approximately $150.6 million (including bank borrowings, long-term debts and capitalized lease obligations, and excluding $9.0 million of liabilities relating to the Astron acquisition that may be repaid in cash or, at the option of the Company, in the Company's Ordinary Shares). The Company's indebtedness as of March 31, 1997 included borrowings under the New Credit Facility on March 27, 1997 of $111.0 million which substantially increased the Company's leverage. As a result, the Company's ratio of indebtedness to shareholders equity capitalization increased from approximately 88% at March 31, 1996 to 181% at March 31, 1997. See "-- Liquidity and Capital Resources."

     The degree to which the Company is leveraged could have important consequences to the Company and its shareholders, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or other purposes may be limited or impaired; (ii) the Company's operating flexibility with respect to certain matters will be limited by covenants that will limit the ability of the Company and certain of its subsidiaries to incur additional indebtedness, grant liens, pay dividends, redeem capital stock or prepay certain subordinated indebtedness and enter into sale and leaseback transactions; and
(iii) the Company's degree of leverage may make it more vulnerable to economic downturns, may limit its ability to pursue other business opportunities and may reduce its flexibility in responding to changing business and economic conditions. The Company's ability to generate cash for the repayment of debt will be dependent upon the future performance of the Company's businesses, which will in turn be subject to financial, business, economic and other factors affecting the business and operations of the Company, including factors beyond its control, such as prevailing economic conditions.

     The Company may seek growth through selective acquisitions, including significant acquisitions. The Company could incur substantial additional indebtedness in connection with a significant acquisition, in which event the Company's leverage would be increased.

     Management of Expansion and Consolidation

     The Company is currently experiencing a period of rapid expansion through both internal growth and acquisitions, with net sales increasing from $80.7 million in fiscal 1992 to $491.0 million in fiscal 1997. In addition to its recent acquisitions, the Company may from time to time pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. There can be no assurance that the Company's historical growth will continue or that the Company will successfully manage the integration of the acquired operations. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial controls and hire additional engineering and sales personnel. Continued growth will also require increased investments to enhance management information systems capabilities and to add manufacturing capacity. The Company may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's results of operations. In addition, the Company's results of operations would be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with expansion.

     Expansion through acquisition and internal growth has contributed to the Company's incurring significant accounting charges and experiencing volatility in its operating results. In the fourth quarter of fiscal 1996, the Company reported a substantial loss as a result of the write-off of in-process research and development charges related to the Astron acquisition and closure of a facility in Malaysia and a facility in China. In the third and fourth quarters of fiscal 1997, the Company reported charges associated with the closure of its manufacturing facilities in Texas, the downsizing of manufacturing operations in Singapore and the write-off of obsolete equipment at the nCHIP semiconductor fabrication facility. There can be no assurance that the Company will not continue to experience volatility in its operating results or incur write-offs in connection with its expansion efforts.

     Acquisitions

     Acquisitions involve a number of risks in addition to those described under "-- Management of Expansion and Consolidation" that could adversely affect the Company, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. The Company may not have had any experience with technologies, processes and markets involved with the acquired business and accordingly may lack the management and marketing experience that will be necessary to successfully operate and integrate the business. The successful operation of an acquired business will require communication and cooperation in product development and marketing among senior executives and key technical personnel. Given the inherent difficulties involved in completing a major business combination, there can be no assurance that such cooperation will occur or that integration of the respective businesses will be successful and will not result in disruption in one or more sectors of the Company's business. In addition, there can be no assurance that the Company will retain key technical, management, sales and other personnel, that the market will favorably view the Company's entry into a new industry or market or that the Company will realize any of the other anticipated benefits of the acquisition. No assurance can be given that any past or future acquisition by the Company will not materially adversely affect the Company or that any such acquisition will enhance the Company's business.

     Customer Concentration; Dependence on Electronics Industry

     A small number of customers are currently responsible for a significant portion of the Company's net sales. In fiscal 1997, the Company's five largest customers accounted for approximately 46.0% of net sales. Approximately 13.3% and 10.6% of the Company's net sales for fiscal 1997 were derived from sales to Lifescan and U.S. Robotics, respectively. Flextronics anticipates that a small number of customers will continue to account for a large portion of its net sales as it focuses on strengthening and broadening relationships with leading OEMs. The Company expects that sales to Ericsson will represent a significant portion of its net sales.

     The composition of the group comprising the Company's largest customers has varied from year to year, and there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. For example, the Company expects that its sales to Global Village Communications in fiscal 1998 will be materially lower than in recent periods. Significant reductions in sales to any of these customers, or the loss of one or more major customers, would have a material adverse effect on the Company. The Company generally does not obtain firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced contracts with new business cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company.

     Credit terms are extended to customers after performing credit evaluations, which continue throughout a customer's contract period. Credit losses have occurred in the past, and no assurances can be given that credit losses, which could be material, will not occur in the future. The Company's concentration of customers increases the risk that any credit loss would have a material adverse effect on the Company.

     Variability of Customer Requirements and Operating Results

     Contract manufacturers must provide increasingly rapid product turnaround and respond to ever-shorter lead times. The Company generally does not obtain long-term purchase orders but instead works with its customers to anticipate the volume of future orders. In certain cases, the Company will procure components without a customer commitment to pay for them, and the Company must continually make other significant decisions for which it is responsible, including the levels of business that it will seek and accept, production schedules, personnel needs and other resource requirements. A variety of conditions, both specific to the individual customer and generally affecting the industry, may cause customers to cancel, reduce or delay orders. Cancellations, reductions or delays by a significant customer or by a group of customers would adversely affect the Company. On occasion, customers may require rapid increases in production, which can stress the Company's resources and reduce margins. Although the Company has increased its manufacturing capacity, there can be no assurance that the Company will have sufficient capacity at any given time to meet its customers' demands if such demands exceed anticipated levels.

     In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may contribute in the future to significant periodic and quarterly fluctuations in the Company's results of operations. These factors include, among other things: timing of orders; volume of orders relative to the Company's capacity; customers' announcements, introductions and market acceptance of new products or new generations of products; evolution in the life cycles of customers' products; timing of expenditures in anticipation of future orders; effectiveness in managing manufacturing processes; changes in cost and availability of labor and components; product mix; and changes or anticipated changes in economic conditions. In addition, the Company's revenues are adversely affected by the observance of local holidays during the fourth fiscal quarter in Malaysia and China and the reduction in orders by certain customers in the fourth fiscal quarter reflecting a seasonal slowdown following the Christmas holiday.

     Expansion through acquisition and internal growth has contributed to the Company's incurring significant accounting charges and to volatility in its operating results. In the fourth quarter of fiscal 1996, the Company reported a substantial loss as a result of the write off of in-process research and development charges related to the Astron acquisition and closure of facilities in Malaysia and China. In the third and fourth quarters of fiscal 1997, the Company reported charges associated with the closure of its manufacturing facilities in Texas, the termination of manufacturing operations in Singapore and the write-off of obsolete equipment at the nCHIP semiconductor fabrication facility.

     The market segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Ordinary Shares. In future periods, the Company's revenue or results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's Ordinary Shares would likely be materially adversely affected. See "-- Results of Operations."

     Rapid Technological Change

     The markets in which the Company's customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. These conditions frequently result in short product life cycles. The Company's success will depend to a significant extent on the success achieved by its customers in developing and marketing their products, some of which are new and untested. If technologies or standards supported by customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

     The Company has made substantial investments in developing advanced interconnect technological capabilities. See "Business -- Services." These capabilities, primarily MCMs, miniature gold-finished PCBs and epoxy molding conductive compounds, currently account for a relatively small portion of the overall market for electronic interconnect products. The ability of the Company to achieve desired operating results will depend upon the extent to which customers design, manufacture and adopt systems based on these advanced technologies. There can be no assurance that the Company will be able to develop and exploit these technologies successfully. In addition, there can be no assurance that the Company will be able to exploit new technologies as they are developed or to adapt its manufacturing processes, technologies and facilities to address emerging customer requirements.

     Competition

     The electronics contract manufacturing industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. The Company competes against numerous domestic and foreign contract manufacturers, and current and prospective customers also evaluate the Company's capabilities against the merits of internal production. In addition, in recent years the electronics contract manufacturing industry has attracted a significant number of new entrants, including large OEMs with excess manufacturing capacity, and many existing participants, including the Company, have substantially expanded their manufacturing capacity by expanding their facilities and adding new facilities. In the event of a decrease in overall demand for contract manufacturing services, this increased capacity could result in substantial pricing pressures, which could adversely affect the Company's operating results. Certain of the Company's competitors, including Solectron Corporation and SCI Systems, have substantially greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the principal competitive factors in the segments of the contract manufacturing industry in which it operates are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality and range of services available. Failure to satisfy any of the foregoing requirements could materially adversely affect the Company's competitive position.

     Risk of Increased Taxes

     The Company has structured its operations in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. If these tax incentives are not renewed upon expiration, if the tax rates applicable to the Company are rescinded or changed, or if tax authorities successfully challenge the manner in which profits are recognized among the Company's subsidiaries, the Company's taxes would increase and its results of operations and cash flow would be adversely affected. Substantially all of the products manufactured by the Company's Asian subsidiaries are sold to U.S.-based customers. While the Company believes that profits from its Asian operations are not sufficiently connected to the U.S. to give rise to U.S. federal or state income taxation, there can be no assurance that U.S. tax authorities will not challenge the Company's position or, if such challenge is made, that the Company would prevail in any such dispute. If the Company's Asian profits became subject to U.S. income taxes, the Company's worldwide effective tax rate would increase and its results of operations and cash flow would be adversely affected. The expansion by the Company of its operations in North America and Northern Europe may increase its worldwide effective tax rate. See "-- Provision for Income Taxes."

     Risks of International Operations

     The Company's executive offices are located in Singapore and the United States and the Company has substantial manufacturing operations located in Malaysia, China, the United States and the United Kingdom. In addition, the Company has acquired substantial manufacturing operations in Sweden and is developing a manufacturing campus in Mexico, countries in which the Company has never manufactured products. The Company's revenue derived from operations outside of the United States was $308 million in fiscal 1997, $116 million of which was revenue derived from operations in China. The geographical distances between Asia, the United States and Europe create a number of logistical and communications challenges. Because of the location of manufacturing facilities in a number of countries, the Company is affected by economic and political conditions in those countries, including fluctuations in the value of currency, duties, possible employee turnover, labor unrest, less developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. Changes in policies by the U.S. or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could also have a material adverse effect on the Company. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed. In addition, the attractiveness of the Company's services to its U.S. customers is affected by U.S. trade policies, such as "most favored nation" status and trade preferences for certain Asian nations. For example, trade preferences extended by the United States to Malaysia in recent years were not renewed in 1997.

     In particular, the Company's operations and assets are subject to significant political, economic, legal and other uncertainties in China and Mexico, where the Company is substantially expanding its operations, as well as in Hong Kong, where the Company maintains certain administrative and procurement operations.

     Risks Relating to China. The Company's operations and assets are subject to significant political, economic, legal and other uncertainties in China, where the Company is substantially expanding its operations. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors.

     The Company could also be adversely affected by the imposition of austerity measures intended to reduce inflation, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in China.

     In addition, China currently enjoys Most Favored Nation ("MFN") status granted by the United States, pursuant to which the United States imposes the lowest applicable tariffs on Chinese exports to the United States. The United States annually reconsiders the renewal of MFN trading status for China. No assurance can be given that China's MFN status will be renewed in the future years. China's loss of MFN status could adversely affect the Company by increasing the cost to the U.S. customers of products manufactured by the Company in China.

     Risks Relating to Hong Kong. The Company's Hong Kong operations may be influenced by the political situations in Hong Kong and by the general state of the Hong Kong economy. On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to China, and Hong Kong will become a Special Administrative Region ("SAR"). Based on current political conditions and the Company's understanding of the Basic Law of the Hong Kong SAR of China, the Company does not believe that the transfer of sovereignty over Hong Kong will have a material adverse effect on the Company. There can be no assurance, however, that changes in political, legal or other conditions will not result in such an adverse effect.

     Risks Relating to Mexico. The Mexican government exercises significant influence over many aspects of the Mexican economy. Accordingly, the actions of the Mexican government concerning the economy could have a significant effect on private sector entities in general and the Company in particular. In addition, during the 1980s, Mexico experienced periods of slow or negative growth, high inflation, significant devaluations of the peso and limited availability of foreign exchange. As a result of the Company's planned expansion in Mexico, economic conditions in Mexico will affect the Company.

     Currency Fluctuations

     While Flextronics transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of Flextronics' costs such as payroll, rent and indirect operation costs, are denominated in other currencies such as Singapore dollars, Hong Kong dollars, Malaysian ringgit, British pounds sterling and Chinese renminbis. Historically, fluctuations in foreign currency exchange rates have not resulted in significant exchange losses to the Company. After consummation of the Ericsson Transaction, the Company expects that a significant portion of its business also will be conducted in Swedish kronor. Changes in the relation of these and other currencies to the U.S. dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. The Company has historically not actively engaged in substantial exchange rate hedging activities and unless such activities are successfully implemented, the Company will be subject to significantly greater exchange rate fluctuation risk following the Ericsson Transaction. There can be no assurance that the Company will implement any hedging techniques or that if it does so, that such techniques will be successful.

     Over the last five years, the Chinese renminbi has experienced significant devaluation against most major currencies. The establishment of the current exchange rate system as of January 1, 1994 produced a significant devaluation of the renminbi from $1.00 to Rmb 5.7 to approximately $1.00 to Rmb 8.7. The rates at which exchanges of renminbi into U.S. dollars may take place in the future may vary, and any material increase in the value of the renminbi relative to the U.S. dollar would increase the Company's costs and expenses and therefore would have a material adverse effect on the Company.

     Limited Availability of Components

     A substantial majority of the Company's net sales are derived from turnkey manufacturing in which the Company is responsible for procuring materials, which typically results in the Company bearing the risk of component price increases. At various times there have been shortages of certain electronics components, including DRAMs, memory modules, logic devices, ASICs, laminates, specialized capacitors and integrated circuits in bare-die form. Component shortages could result in manufacturing and shipping delays or higher prices which could have a material adverse effect on the Company.

     Dependence on Key Personnel and Skilled Employees

     The Company's success depends to a large extent upon the continued services of key managers. Generally, the Company's employees are not bound by employment or noncompetition agreements. The Company has entered into service and noncompetition agreements with certain officers, including Ronny Nilsson, Stephen Rees, Teo Buck Song, Michael McNamara, Goh Chan Peng and Tsui Sung Lam, and provides its officers and key employees with stock options that are structured to incentivize such employees to remain with the Company. However, there can be no assurance as to the ability of the Company to retain its officers and key employees. The loss of such personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to recruit, train and retain skilled and semi-skilled employees, particularly administrative, engineering and sales personnel. There is intense competition for skilled and semi-skilled employees, particularly in the San Jose, California market, and the Company's failure to recruit, train and retain such employees could adversely affect the Company's results of operations. The Company's ability to successfully integrate the Karlskrona Facilities also depends in part on its ability to retain existing employees at these facilities.

     Environmental Compliance Risks

     The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. The Company manufactures substrates for its MCMs on its semiconductor fabrication line in California, and is expanding its printed circuit board fabrication operations in China. Proper handling, storage and disposal of the metals and chemicals used in such manufacturing processes are important considerations in avoiding environmental contamination. Although the Company believes that its facilities are currently in material compliance with applicable environmental laws, and it monitors its operations to avoid violations arising from human error or equipment failures, there can be no assurances that violations will not occur. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its effluent discharge permits. Any such revocations could require the Company to cease or limit production at one or more of its facilities, thereby having a material adverse effect on the Company's operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have a material adverse effect on the Company.

     Protection of Intellectual Property

     The Company relies on a combination of patent, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company seeks to protect certain of its technology under trade secret laws, which afford only limited protection. There can be no assurance that any of the Company's pending patent applications will be issued or that intellectual property laws will protect the Company's intellectual property rights. In addition, there can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not independently develop similar technology or design around any patents issued to the Company. Moreover, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries in which the Company operates. In particular, the Company may be afforded only limited protection of its intellectual property rights in China.

     The Company may in the future be notified that it is infringing certain patent or other intellectual property rights of others, although there are no such pending lawsuits against the Company or unresolved notices that it is infringing intellectual property rights of others. No assurance can be given that in the event of such infringement, licenses could be obtained on commercially reasonable terms, if at all, or that litigation will not occur. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of such claims could materially adversely affect the Company.

     Volatility of Market Price of Ordinary Shares

     The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of technology companies and that have often been unrelated to or disproportionately impacted by the operating performance of such companies. There can be no assurance that the market for the Ordinary Shares will not be subject to similar fluctuations. Factors such as fluctuations in the operating results of the Company, announcements of technological innovations or events affecting other companies in the electronics industry, currency fluctuations and general market conditions may have a significant effect on the market prices of the Company's securities, including the Ordinary Shares.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by ITEM 8 is incorporated by reference herein from
Part IV, Item 14(a)(1) and (2).

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS

     The names, ages and positions of the Company's Directors and officers as of June 30, 1997 are as follows:

      NAME           AGE                         POSITION
-----------------    ---     ------------------------------------------------
Michael E. Marks     46      Chief Executive Officer and Director
Tsui Sung Lam        47      President, Asia Pacific Operations and Director
Robert R. B.         48      Senior Vice President of Finance and
  Dykes                      Administration and Director
Ronny Nilsson        49      Senior Vice President, Europe
Goh Chan Peng        42      Senior Vice President of Finance and Operations,
                             Asia-Pacific
Teo Buck Song        40      Vice President, Purchasing, Asia Pacific
Michael McNamara     40      Vice President, President North American
                             Operations
Stephen J. L.        36      Senior Vice President, Worldwide Sales and
  Rees                       Marketing and Director
Michael J. Moritz    42      Director
Richard L. Sharp     50      Director
Bernard J.           53      Director
  Lacroute

     Michael E. Marks -- Mr. Marks has been the Company's Chief Executive Officer since January 1994 and its Chairman of the Board since July 1993. He has been a Director of the Company since December 1991. From November 1990 to December 1993, Mr. Marks was President and Chief Executive Officer of Metcal, Inc., a precision heating instrument company ("Metcal"). Mr. Marks received a B.A. and M.A. from Oberlin College and an M.B.A. from the Harvard Business School.

     Tsui Sung Lam -- Mr. Tsui has been the Company's President, Asia-Pacific since April 1997, and a Director since 1991. From January 1994 to April 1997, he served as the Company's President and Chief Operating Officer. From June 1990 to December 1993, he was the Company's Managing Director and Chief Executive Officer. From 1982 to June 1990, Mr. Tsui served in various positions for Flextronics, Inc., the Company's predecessor, including Vice President of Asian Operations. Mr. Tsui received Diplomas in Production Engineering and Management Studies from Hong Kong Polytechnic, and a Certificate in Industrial Engineering from Hong Kong University.

     Robert R. B. Dykes -- Mr. Dykes has served as a Director of the Company since January 1994 and since February 1997, has served as its Senior Vice President of Finance and Administration. Mr. Dykes was Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation, an application and system software products company, from 1988 to February 1997. Mr. Dykes received a Bachelor of Commerce and Administration degree from Victoria University in Wellington, New Zealand. Mr. Dykes is on the board of directors of Symantec Corporation.

     Ronny Nilsson -- Mr. Nilsson has served as the Company's Senior Vice President, Europe since April 1997. From May 1995 to April 1997, he was Vice President and General Manager, Supply & Distribution and Vice President, Procurement, of Ericsson Business Networks where he was responsible for facilities in Sweden, Austria, China, the Netherlands, Mexico and Australia. From January 1991 to May 1995, he was Director of Production at the EVOX+RIFA Group, a manufacturer of components, and Vice President of RIFA AB where he was responsible for factories in Sweden, Finland, Singapore and Indonesia. Mr. Nilsson received a certificate in Mechanical Engineering from the Lars Kagg School in Kalmar, Sweden and certificates from the Swedish Management Institute and the Ericsson Management Program.

     Goh Chan Peng -- Mr. Goh has served as the Company's Chief Financial Officer since July 1992 and as its Senior Vice President of Finance and Operations, Asia-Pacific since April 1997. From June 1990 to

July 1992, he was the Company's Director of Finance. From 1982 to June 1990, he served in various financial capacities at Flex Holdings Pte Limited, the predecessor to the Company, including Director of Finance and Finance Manager-Asia Pacific Region. Mr. Goh received a Bachelor of Commerce from Singapore Nanyang University and a Diploma in Personnel Management from Singapore Institute of Management.

     Teo Buck Song -- Mr. Teo has served as Vice President, Purchasing since April 1994. He was Director of Purchasing at Flex Holdings Pte Limited, the predecessor to the Company from 1988 to April 1994. From 1982 to 1988, he served in various operational capacities at Flex Holdings Pte Limited, the predecessor to the Company, including Purchasing Manager and Production Material Control Manager. Mr. Teo received a Production Engineering Diploma from Singapore Polytechnic.

     Michael McNamara -- Mr. McNamara has served as Vice President, President North American Operations since April 1994. From May 1993 to March 1994, he was President and Chief Executive Officer of Relevant Industries, Inc., which was acquired by the Company in March 1994. From May 1992 to May 1993, he was Vice President, Manufacturing Operations at Anthem Electronics, an electronics distributor. From April 1987 to May 1992, he was a Principal of Pittiglo, Rabin, Todd & McGrath, an operations consulting firm. Mr. McNamara received a B.S. from the University of Cincinnati and an M.B.A. from Santa Clara University.

     Stephen J. L. Rees -- Mr. Rees has served as a Director of the Company since April 1996, as Senior Vice President, Worldwide Sales and Marketing since May 1997, and as Chairman and Chief Executive Officer of Astron since the acquisition of Astron by the Company in February 1996. Mr. Rees has been Chairman and Chief Executive Officer of Astron since November 1991. Mr. Rees holds a B.A. in Finance from the City of London Business School and graduated in Production Technology and Mechanical Engineering from the HTL St. Polten Technical Institute in Austria.

     Michael J. Moritz -- Mr. Moritz has served as a Director of the Company since July 1993. Mr. Moritz has been a General Partner of Sequoia Capital, a venture capital firm, since 1988. Mr. Moritz also serves as director of Yahoo, Inc., Neomagic and several privately-held companies.

     Richard L. Sharp -- Mr. Sharp has served as a Director of the Company since July 1993. He has been the Chairman, President, Chief Executive Officer and a director of Circuit City Stores, Inc., a consumer electronics and appliances retailer, since June 1986. Mr. Sharp also serves as a director of S&K Famous Brands, Inc. and the Fort James Corporation.

     Bernard J. Lacroute -- Mr. Lacroute has served as a Director of the Company since July 1993. Mr. Lacroute has been a partner of Kleiner Perkins Caufield & Byers, a Northern California venture capital firm, since 1989. Mr. Lacroute also serves as a director of several privately-held companies.

MANAGEMENT TEAM CHANGES

     As of May 1, 1997 Stephen Rees, Chairman of Astron, has taken over responsibility for world-wide sales and marketing and Dennis Stradford, formerly responsible for world-wide sales and marketing, is now responsible for sales in Europe. Tsui Sung Lam, formerly President and Chief Operating Officer, has assumed responsibility for Asian operations, and Ronny Nilsson, formerly with Ericsson, has assumed responsibility for European operations. Michael McNamara remains responsible for North American operations. Robert Dykes, a director, has become an executive officer of the Company, with responsibility for finance, information technology, legal and human resources and will assume the role of Chief Financial Officer, previously held by Goh Chan Peng, who assumed responsibility for finance, information technology and legal activities in Asia.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Ordinary Shares and other equity securities of the Company. Additionally, Directors, officers and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the year ended March 31, 1997 with all Section 16(a) filing requirements applicable to the Company's Directors, officers and greater than ten-percent (10%) beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of fiscal 1995, 1996 and 1997 to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers who were serving as executive officers at the end of fiscal 1997 (the "Named Executive Officers"). See "Item 10 -- Directors and Executive Officers of the
Registrant -- Management Team Changes." This information includes the dollar values of base salaries, bonus awards, the number of shares subject to stock options granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights (except as noted in footnote (1) in the Option Grants in Fiscal 1997 table) and has no long-term compensation benefits other than the stock options.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                                                            AWARDS
                                                       ANNUAL COMPENSATION               ------------
                                           --------------------------------------------   SECURITIES
                                           FISCAL                         OTHER ANNUAL    UNDERLYING
        NAME AND PRINCIPAL POSITION         YEAR     SALARY      BONUS    COMPENSATION     OPTIONS
-------------------------------------------------   ---------  ---------  -------------  ------------
Michael E. Marks...........................  1997   $ 300,000  $  80,400  $  242,403(1)     250,000
Chairman of the Board and Chief             1996    $ 275,000  $ 132,500  $   19,188(2)     150,000
Executive Officer                           1995    $ 250,000  $  45,750  $   16,374(3)      25,000
Tsui Sung Lam..............................  1997   $ 256,791  $  87,180  $   28,757(4)      20,000
President Asia-Pacific Operations           1996    $ 249,176  $ 143,313  $   39,988(5)      40,000
                                            1995    $ 216,028  $  67,533  $   18,288(6)          --
Michael McNamara...........................  1997   $ 199,999  $  30,642  $   16,495(7)      21,000
Vice President, President of U.S.           1996    $ 173,250  $  53,626  $   11,778(8)      15,000
Operations                                  1995    $ 165,000  $  15,468  $    6,600(9)          --
Dennis Stradford...........................  1997   $ 191,100  $  33,634  $  15,490(11)          --
Senior Vice President, Sales and            1996    $ 191,100  $  65,066  $  21,835(12)      13,000
Marketing (10)                              1995    $ 182,000  $  45,018  $  16,000(13)          --
Goh Chan Peng..............................  1997   $ 174,283  $  44,870  $  24,449(14)      16,000
Senior Vice President of Finance            1996    $ 163,718  $  65,976  $  24,217(15)      15,000
and Operations, Asia-Pacific                1995    $ 134,193  $  49,544  $  14,122(16)          --

---------------

 (1) Includes an auto allowance of $7,712, Company contributions to the Company's 401(k) plan of $4,750, life and disability insurance premium payments of $3,601, forgiveness of a promissory note due to the Company of $200,000 and forgiveness of interest payment of $26,340 on the promissory note.

 (2) Includes an auto allowance of $8,978, Company contributions to the Company's 401(k) plan of $4,370 and life and disability insurance premium payments of $5,839.

 (3) Includes an auto allowance of $7,204, Company contributions to the Company's 401(k) plan of $4,520 and life insurance premium payments of $4,650.

 (4) Includes life insurance payments of $736 and Company contributions to the Central Provident Fund of $28,021. The Central Provident Fund is a Singapore statutory savings plan to which contributions may be made to provide for employees' retirement.

 (5) Includes life insurance payments of $736 and Company contributions to the Central Provident Fund of $39,252.

 (6) Includes life insurance premium payments of $671 and Company contributions to the Central Provident Fund of $17,617.

 (7) Includes an auto allowance of $7,200, Company contributions to the Company's 401(k) plan of $3,958 and forgiveness of $5,337 interest payment due on a promissory note payable to the Company.

 (8) Represents an auto allowance of $11,778.

 (9) Represents an auto allowance of $6,600.

(10) Mr. Stradford was the Company's Vice President, Sales and Marketing through April 1997.

(11) Includes an auto allowance of $7,200, Company contributions to the Company's 401(k) plan of $4,750 and life insurance premium payments of $3,540.

(12) Includes an auto allowance of $7,200, Company contributions to the Company's 401(k) plan of $3,832, life insurance premium payments of $5,587 and a travel allowance of $5,216.

(13) Includes an auto allowance of $7,200, Company contributions to the Company's 401(k) plan of $5,460 and life insurance premium payments of $3,340.

(14) Includes life insurance payments of $736 and Company contributions to the Central Provident Fund of $23,713.

(15) Includes life insurance premium payments of $736 and Company contributions to the Central Provident Fund of $23,481.

(16) Includes life insurance premium payments of $671 and Company contributions to the Central Provident Fund of $13,451.

     The following table sets forth further information regarding option grants during fiscal 1997 to each of the Named Executive Officers. All options were granted pursuant to the Company's 1993 Share Option Plan. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5.0% and 10.0% from the date the option was granted to the end of the option term.

                          OPTION GRANTS IN FISCAL 1997

                                                                                     POTENTIAL REALIZABLE
                                                                                             VALUE
                                                                                    AT ASSUMED ANNUAL RATES
                           NUMBER OF   PERCENTAGE OF                                    OF STOCK PRICE
                           SECURITIES  TOTAL OPTIONS                                     APPRECIATION
                           UNDERLYING   GRANTED TO       EXERCISE                     FOR OPTION TERM(3)
                            OPTIONS    EMPLOYEES IN       PRICE       EXPIRATION   -------------------------
          NAME             GRANTED(1)      1996        PER SHARE(2)      DATE          5%            10%
-------------------------  ---------   -------------   ------------   ----------   ----------     ----------
Michael E. Marks.........   250,000         34.7%        $ 23.125       11/08/01   $1,597,244     $3,529,511
Tsui Sung Lam............    20,000          2.8%        $ 23.125       11/08/01      127,780        282,361
Michael McNamara.........     1,000          0.1%        $ 19.75        08/27/01        5,457         12,058
                             20,000          2.1%        $ 23.125       11/08/01      127,780        282,361
Dennis P. Stradford......        --           --           --                 --           --             --
Goh Chan Peng............     1,000          0.1%        $ 19.75        08/27/01        5,457         12,058
                             15,000          2.1%        $ 23.125       11/08/01       95,835        211,771

---------------

(1) The options shown in the table were granted at fair market value, are incentive stock options and will expire five years from the date of grant, subject to earlier termination upon termination of the optionee's employment. The options become exercisable over a four-year period, with 25.0% of the shares vesting on the first anniversary of the date of grant and thereafter 1/36th of the shares vesting for each full calendar month that an optionee renders services to the Company. All of the options shown in the table will become immediately exercisable for all of the option shares in the event the Company is acquired by merger or sale of substantially all of the Company's assets or outstanding Ordinary shares, unless the options are assumed or otherwise replaced by the acquiring entity. The Compensation Committee has authority to provide for the acceleration of each option in connection with certain hostile tender offers or proxy contests for Board membership. Each option includes a limited stock appreciation right pursuant to which the option will automatically be canceled upon the occurrence of certain hostile tender offers, in return for a cash distribution from the Company based on the tender offer price per share. The options have a maximum term of five years, subject to earlier termination following a specified period after the optionee's termination of employment with the Company. In the case of Messrs. Tsui and Goh, all of the options shown in the table will become immediately exercisable in the event of termination of employment for any reason.

(2) The exercise price of the option may be paid in cash or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Compensation Committee has the authority to reprice outstanding options through the cancellation of those options and the grant of replacement options with an exercise price equal to the lower fair market value of the option shares on the regrant date.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5.0% and 10.0% rates of share price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Ordinary Share prices.

     The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during fiscal 1997, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of March 31, 1997. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and $19.875 per share, which was the closing price of the Company's Common Stock as reported on the Nasdaq National Market on March 31, 1997, the last day of trading for fiscal 1997.

         AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND YEAR-END VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                OPTIONS AT               IN-THE-MONEY OPTIONS AT
                           SHARES                           FISCAL YEAR-END(2)              FISCAL YEAR-END(2)
                         ACQUIRED ON       VALUE       ----------------------------    ----------------------------
          NAME           EXERCISE(1)    REALIZED(1)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------------ -----------    -----------    -----------    -------------    -----------    -------------
Michael E. Marks........    10,000        286,700        132,002         349,998         1,196,977       692,213
Tsui Sung Lam...........    10,000        310,800         63,355          43,645           830,253       150,482
Michael McNamara........        --             --         30,418          35,582           403,468       114,257
Dennis P. Stradford.....    16,000        416,648          6,105           6,895            44,970        52,915
Goh Chan Peng...........        --             --         35,230          27,770           502,256        70,529

---------------

(1) "Value Realized" represents the fair market value of the shares of Common Stock underlying the option on the date of exercise less the aggregate exercise price of the option.

(2) These values, unlike the amounts set forth in the column entitled "Value Realized," have not been, and may never be, realized and are based on the positive spread between the respective exercise prices of outstanding options and the closing price of the Company's Common Stock on March 31, 1997, the last day of trading for fiscal 1997.

DIRECTOR REMUNERATION

     Each non-employee Director who does not reside in Singapore receives stock options pursuant to the automatic option grant provisions of the Company's 1993 Share Option Plan. Pursuant to the 1993 Share Option Plan, Richard L. Sharp, Bernard J. Lacroute, Robert Dykes and Michael J. Moritz each received option grants for 3,000 Ordinary Shares in fiscal 1997. In addition, all Directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No Director who is an employee of the Company receives compensation for services rendered as a Director.

EMPLOYMENT AND CONSULTING AGREEMENTS

     In July 1993, the Company entered into employment agreements with Messrs. Tsui and Goh. Under these agreements, Messrs. Tsui and Goh were entitled to receive an annual salary of S$344,539, and S$207,103, respectively. In April 1997, the Compensation Committee increased the base salaries of Messrs. Tsui and Goh to S$429,000 and S$304,499, respectively. The Company entered into a revised employment agreement with Messrs. Tsui and Goh as President, Asia Pacific and Senior Vice President of Finance and Operations, Asia Pacific, respectively, effective April 1, 1997. Pursuant to the new employment agreements, the employment of Messrs. Tsui and Goh will continue until either the Company or the employee gives the other 12 months notice of termination (or pays the other 12 months' base salary in lieu of notice). The Company is required to pay one month salary for each year of employment by Messrs. Tsui and Goh upon termination of their respective employment by the Company. The Company also agreed that upon termination of employment of Mr. Tsui or Mr. Goh for any reason, any options to purchase Ordinary Shares then held by them would immediately vest and become executed for all of the shares subject to such option.

     The Company entered into an Employment and Noncompetition Agreement with Mr. Ronny Nilsson dated as of April 30, 1997 in which Mr. Nilsson become an executive officer of the Company. See "Certain Relationships and Related Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Ordinary Shares as of June 30, 1997 by (i) each of the Company's Directors, the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers in fiscal year 1997, (ii) all executive officers and Directors as a group, and (iii) each person who is known by the Company to own beneficially more than 5.0% of the Company's Ordinary Shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

                                                                     NUMBER OF SHARES
              NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED(1)   PERCENT(2)
-----------------------------------------------------------------  ---------------------   ----------
Ronald Baron(3)..................................................        1,931,600            14.05%
  c/o Baron Capital Management, Inc.
  767 Fifth Avenue, 24th Floor
     New York, New York 10153
Sequoia Capital(4)...............................................          953,443             6.92%
  3000 Sand Hill Road
  Building 4, Suite 280
  Menlo Park, California 94025
The Capital Group Companies(5)...................................          781,500             5.68%
  333 South Hope Street
  Los Angeles, California 90071
Richard L. Sharp(6)..............................................          948,019             6.89%
  c/o Circuit City Stores, Inc.
  9950 Mayland Drive
  Richmond, Virginia 23233
Michael E. Marks(7)..............................................          384,551             2.80%
Tsui Sung Lam(8).................................................           56,878            *
Michael McNamara(9)..............................................           35,356            *
Dennis P. Stradford(10)..........................................           46,925            *
Goh Chan Peng(11)................................................           21,604            *
Robert R.B. Dykes(12)............................................           37,899            *
Bernard J. Lacroute(13)..........................................           62,730            *
Michael Moritz(14)...............................................          953,443             6.92%
Stephen J.L. Rees(15)............................................           61,255            *
All directors and executive officers as a group (10
  persons)(16)...................................................        2,608,630            18.41%

---------------

  *  Less than 1.0%.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Ordinary Shares subject to options that are currently exercisable or exercisable within 60 days after June 30, 1997 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (2) Percentage ownership is based upon 13,752,293 outstanding Ordinary Shares as of June 30, 1997.

 (3) Based on information supplied by Mr. Baron in a Schedule 13D filed with the Securities and Exchange Commission on January 26, 1997. Includes 205,000 shares held by Baron Capital Partners, L.P. and Baron Investment Partners, L.P., of which Mr. Baron is a general partner. Mr. Baron may be deemed to have sole power to vote and direct the disposition of such shares. Also includes 1,465,000 shares held by Baron Asset Fund and Baron Growth & Income Fund, which are advised by BAMCO, Inc., and 261,600 shares held by investment advisory clients of Baron Capital Management, Inc. BAMCO, Inc. and Baron Capital Management, Inc. are controlled by Mr. Baron, and Mr. Baron may be deemed to share power to vote and dispose of such shares.

 (4) Includes 788,985 shares held by Sequoia Capital Growth Fund, a limited partnership, 50,291 shares held by Sequoia Technology Partners III, a limited partnership, 80,167 shares held by Sequoia Capital VII, a limited partnership, 3,900 shares held by Sequoia Technology Partners VII, a limited partnership and 2,600 shares held by Sequoia 1995, a limited corporation. Sequoia Partners (CF) is the general partner of Sequoia Capital Growth Fund and has sole voting and investment power over such shares. The general partners of Sequoia Partners (CF) are Donald T. Valentine, Pierre R. Lamond, Thomas F. Stephenson, Michael J. Moritz and Gordon Russell. The general partners of Sequoia Technology Partners III are Donald T. Valentine, Pierre R. Lamond, Thomas F. Stephenson and Gordon Russell. The general partner of Sequoia Capital VII and Sequoia Technology Partners VII is Sequoia Capital VII-A Management, LLC. The general partners of Sequoia Capital VII-A Management, LLC are Mr. Moritz, Douglas Leone, Mark Stevens, Thomas Stephenson and J. Thomas McMurray. Also includes 27,500 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Moritz.

 (5) Includes 781,500 shares beneficially owned by Capital Research and Management Company.

 (6) Includes 225,000 shares beneficially owned by Bethany Limited Partnership. Mr. Sharp, the general partner of Bethany Limited Partnership, may be deemed to share voting and investment power with respect to such shares. Mr. Sharp disclaims beneficial ownership of all such shares except to the extent of his proportionate interest therein. Also includes 37,500 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Sharp.

 (7) Includes 158,044 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Marks.

 (8) Includes 37,803 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Tsui.

 (9) Includes 35,356 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. McNamara.

(10) Includes 1,842 shares held in an IRA rollover account. Also includes 8,083 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Stradford.

(11) Includes 21,604 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Goh.

(12) Includes 37,500 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Dykes.

(13) Includes 14,503 shares held by KPCB Zaibatsu Fund I. KPCB IV Associates, L.P., of which Mr. Lacroute is a limited partner, is the general partner of KPCB Zaibatsu Fund I. Mr. Lacroute disclaims beneficial ownership of such shares. Also includes 10,727 shares held by the Bernard and Ronni Lacroute Trust and 37,500 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Lacroute.

(14) Includes 788,985 shares held by Sequoia Capital Growth Fund, a limited partnership, 50,291 shares held by Sequoia Technology Partners III, a limited partnership, 80,167 shares held by Sequoia Capital VII, a limited partnership, 3,900 shares held by Sequoia Technology Partners VII, a limited partnership and 2,600 shares held by Sequoia 1995, a limited corporation. Sequoia Partners (CF) is the general partner of Sequoia Capital Growth Fund and has sole voting and investment power over such shares. The general partners of Sequoia Partners (CF) are Donald T. Valentine, Pierre R. Lamond, Thomas F. Stephenson, Michael J. Moritz and Gordon Russell. The general partners of Sequoia Technology Partners III are Donald T. Valentine, Pierre R. Lamond, Thomas F. Stephenson and Gordon Russell. The general partner of Sequoia Capital VII and Sequoia Technology Partners VII is Sequoia Capital VII-A Management, LLC. The general partners of Sequoia Capital VII-A Management, LLC are Mr. Moritz, Douglas Leone, Mark Stevens, Thomas Stephenson and J. Thomas McMurray. Also includes 27,500 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Moritz.

(15) Also includes 3,754 shares held by Mrs. Janine Margaret Rees. Includes 20,208 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Rees.

(16) Includes 421,098 shares subject to options exercisable within 60 days after June 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In fiscal 1997, the Company had net sales of approximately $1.55 million to Metcal, a precision heating instrument company. Prior to becoming the Company's Chief Executive Officer in January 1994, Michael E. Marks was the President and Chief Executive Officer of Metcal. The Company believes that sales made to Metcal were made on terms no less favorable to the Company than those that could have been obtained from third parties.

     In fiscal 1997, the Company had net sales of approximately $38.1 million to Global Village Communication. Mr. Moritz, a Director of the Company, is affiliated with Sequoia Capital, which through its affiliates owns more than 10.0% of the outstanding shares of Global Village Communications. Mr. Moritz is also a director of Global Village Communications. The Company believes that sales made to Global Village were made on terms no less favorable to the Company than those that could have been obtained from third parties.

     In July 1993, the Company entered into employment agreements with Messrs. Tsui and Goh. Under these agreements, Messrs. Tsui and Goh were entitled to receive an annual salary of S$344,539, and S$207,103, respectively. In April 1997, the Compensation Committee increased the base salaries of Messrs. Tsui and Goh to S$429,000 and S$304,499, respectively. The Company entered into a revised employment agreement with Messrs. Tsui and Goh as President, Asia Pacific and Senior Vice President of Finance and Operations, Asia Pacific, respectively, effective April 1, 1997. Pursuant to the new employment agreements, the employment of Messrs. Tsui and Goh will continue until either the Company or the employee gives the other 12 months notice of termination (or pays the other 12 months' base salary in lieu of notice). The Company is required to pay one month salary for each year of employment by Messrs. Tsui and Goh upon termination of their respective employment by the Company. The Company also agreed that upon termination of employment of Mr. Tsui or Mr. Goh for any reason, any options to purchase Ordinary Shares then held by them would immediately vest and become executed for all of the shares subject to such option.

     In connection with the Company's acquisition of Astron, the Company entered into a Services Agreement (the "Services Agreement") with Astron Technologies Limited, a subsidiary of the Company

("ATL") and Croton Technology Ltd., a company under the management and control of Mr. Rees ("Croton"), and ATL entered into a Supplemental Services Agreement (the "Supplemental Services Agreement") with Mr. Rees. Under the terms of the Services Agreement, Mr. Rees acted as President of Astron, and Croton was responsible for developing the business of Astron through June 1998. The Services Agreement provided that Croton will receive (i) a payment of $15 million on June 30, 1998, $5 million of which was to be payable in cash and $10 million of which was to be payable in cash or the Ordinary Shares of the Company at the option of the Company and (ii) an annual fee in the amount of $90,000. Payment of the $15.0 million lump sum payment was conditioned upon, among other things, Mr. Rees' continuing as Chairman of Astron through June 1998. The Service Agreement was to terminate on June 30, 1998 but may be terminated for cause under the terms described therein. Pursuant to the terms of the Supplemental Services Agreement, Mr. Rees acted as Chairman of Astron and was responsible for maintaining and developing the business of Astron, and, in exchange, received an annual salary of $140,000. The Supplemental Services Agreement was to terminate on June 30, 1998.

     Effective March 27, 1997, the Company terminated the Services Agreement and the Supplemental Services Agreement, and appointed Mr. Rees as the Company's Senior Vice President-Worldwide Sales. In connection with this termination, the amount of the payment due on June 30, 1998 was reduced from $15.0 million to $14.0 million and the remaining conditions to the Company's payment of the fee were removed. This amount remains payable in cash or, at the option of the Company, in Ordinary Shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     In connection with the acquisition of the Karlskrona Facilities, the Company and Mr. Nilsson entered into an Employment and Noncompetition Agreement ("Employment Agreement") and a Services Agreement, both dated as of April 30, 1997. Pursuant to the Employment Agreement, Mr. Nilsson (a) was appointed as the Company's Senior Vice President, Europe for a four-year period, (b) receives an annual salary of $250,000, and (c) is entitled to a bonus of up to 45.0% of his annual salary upon the successful completion of certain performance criteria. Pursuant to the Services Agreement, Mr. Nilsson is to perform management consultation and guidance services to the Company in consideration of (a) an aggregate of $775,000 to be paid between March 31, 1997 and April 15, 1998, and
(b) the issuance by the Company to Mr. Nilsson of an interest-free loan in the amount of $415,000 to be repaid by Mr. Nilsson in two installments of $210,000 and $205,000 on September 15, 1997 and April 15, 1998, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a) 1. FINANCIAL STATEMENTS

       The following consolidated financial statements are submitted herewith:

       -- Report of Independent Auditors

       -- Consolidated Balance Sheets as of March 31, 1997, 1996 and 1995

       -- Consolidated Statements of Operations for each of the three years in the period ended March 31, 1997

       -- Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1997

       -- Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1997

       -- Notes to Consolidated Financial Statements

       2. Financial Statement Schedules

       The following consolidated financial statement schedules for each of the three years in the period ended March 31, 1997 are submitted herewith:

       Schedule II: Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     b) REPORTS ON FORM 8-K

       1. The Company's Current Report on Form 8-K filed with the Commission on December 13, 1996.

       2. The Company's Current Report on Form 8-K filed with the Commission on March 12, 1997.

       3. The Company's Current Report on Form 8-K/A filed with the Commission on March 27, 1997.

     c) EXHIBITS

     See Exhibit Index.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Flextronics International Ltd.

     We have audited the accompanying consolidated balance sheets of Flextronics International Ltd as of March 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with United States Generally Accepted Auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flextronics International Ltd at March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with United States Generally Accepted Accounting Principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 14 of the notes to consolidated financial statements the, 1996 financial statements have been restated to correct the Company's accounting so for the acquisition of the Astron Group Limited to conform to United States Generally Accepted Accounting Principles.

/s/ ERNST & YOUNG

ERNST & YOUNG

Singapore
July 31, 1997

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                               MARCH 31,
                                                                         ---------------------
                                                                          1996*         1997
                                                                         --------     --------
CURRENT ASSETS:
  Cash.................................................................  $  6,546     $ 23,645
  Accounts receivable, net of allowance for doubtful accounts of $3,576
     and $5,658 at March 31, 1996 and 1997 respectively................    78,114       69,331
  Inventories..........................................................    52,637      106,583
  Other current assets.................................................     3,827       10,361
  Deferred income taxes................................................       260          408
                                                                         --------     --------
Total current assets...................................................   141,384      210,328
                                                                         --------     --------
PROPERTY AND EQUIPMENT:
  Machinery and equipment..............................................    77,771      100,795
  Building.............................................................     5,975       37,758
  Leasehold improvements...............................................    15,491       14,584
                                                                         --------     --------
                                                                           99,237      153,137
  Accumulated depreciation and amortization............................   (37,896)     (42,172)
                                                                         --------     --------
Net property and equipment.............................................    61,341      110,965
                                                                         --------     --------
OTHER NON-CURRENT ASSETS:
  Goodwill, net of accumulated amortization of $2,715 and $3,704, at
     March 31, 1996 and 1997 respectively..............................    13,407       20,865
  Intangible assets, net of accumulated amortization of $850 and
     $2,496, at March 31, 1996 and 1997 respectively...................    12,227       10,469
  Deposits and other...................................................       580        1,812
  Receivables from related party.......................................     2,085        2,554
  Investment in associated company.....................................        --        2,241
                                                                         --------     --------
  Total other non-current assets.......................................    28,299       37,941
                                                                         --------     --------
          TOTAL ASSETS.................................................  $231,024     $359,234
                                                                         ========     ========

---------------

* Restated -- See Note 14

                            See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               MARCH 31,
                                                                         ---------------------
                                                                          1996*         1997
                                                                         --------     --------
CURRENT LIABILITIES:
  Bank borrowings......................................................  $ 14,379     $111,075
  Current portion of long-term debt....................................    11,073        5,758
     Current portion of capital lease..................................     6,736        6,475
     Accounts payable..................................................    64,625       73,631
     Accrued payroll...................................................     5,606       10,680
     Other accrued liabilities.........................................     5,389       23,039
     Income taxes payable..............................................     2,775        4,171
  Payables to associated company.......................................        --          546
                                                                         --------     --------
Total current liabilities..............................................   110,583      235,375
                                                                         --------     --------
NON CURRENT LIABILITIES:
  Notes payable to shareholders........................................       686          223
  Long-term debt, less current portion.................................     7,554        2,165
  Other payable........................................................    24,184       23,547
  Capital lease, less current portion..................................    10,120       10,137
  Deferred income taxes................................................     4,353        3,710
                                                                         --------     --------
Total non-current liabilities..........................................    46,897       39,782
                                                                         --------     --------
Minority interests.....................................................       485          485
                                                                         --------     --------
SHAREHOLDERS' EQUITY:
  Ordinary Shares, S$.01 par value:
     Authorized -- 100,000,000 shares at March 31, 1996 and 1997
     Issued and outstanding -- 13,213,289 shares at March 31,1996 and
      13,676,243 shares at March 31, 1997..............................        85           88
     Additional paid-in capital........................................    93,634       95,570
     Accumulated deficit...............................................   (20,660)     (12,066)
                                                                         --------     --------
Total shareholders' equity.............................................    73,059       83,592
                                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $231,024     $359,234
                                                                         ========     ========

---------------

* Restated -- See Note 14

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         YEAR ENDED
                                                                         MARCH 31,
                                                             ----------------------------------
                                                               1995        1996*         1997
                                                             --------     --------     --------
Net sales..................................................  $237,386     $448,346     $490,585
Cost of sales..............................................   214,865      407,457      440,448
                                                             --------     --------     --------
Gross profit...............................................    22,521       40,889       50,137
Selling, general and administrative expenses...............    11,468       18,787       28,884
Goodwill amortization......................................       510          739          989
Intangible assets amortization.............................       245          544        1,646
Provision for plant closings...............................        --        1,254        5,868
Bank commitment and consultancy fees.......................        --           --        1,831
Acquired in-process research and development...............        91       29,000           --
                                                             --------     --------     --------
Operating income/(loss)....................................    10,207       (9,435)      10,919
Net interest expense.......................................      (774)      (2,380)      (3,885)
Merger expenses............................................      (816)          --           --
Foreign exchange gain/(loss)...............................      (303)         872        1,168
Income/(loss) from associated company......................      (729)          --          241
Other income/(expense).....................................        34         (398)       1,232
                                                             --------     --------     --------
Income/(loss) before income taxes..........................     7,619      (11,341)       9,675
Provision for income taxes.................................     1,463        3,791        2,212
                                                             --------     --------     --------
Net income/(loss)..........................................  $  6,156     $(15,132)    $  7,463
                                                             ========     ========     ========
Earnings per share:
Net income/(loss) per share................................     $0.51       $(1.19)       $0.50
                                                             ========     ========     ========
Weighted average outstanding Ordinary Shares and
  equivalents..............................................    12,103       12,684       14,877
                                                             ========     ========     ========

---------------

* Restated -- See Note 14

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                 ORDINARY SHARES   ADDITIONAL                  TOTAL
                                                 ---------------    PAID-IN     RETAINED   SHAREHOLDERS'
                                                 SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                                 ------   ------   ----------   --------   -------------
BALANCE AT MARCH 31, 1994......................  11,304    $ 71     $ 57,430    $(10,798)     $46,703
nCHIP fiscal year conversion...................      --      --           --        (596)        (596)
Issuance of Ordinary Shares....................     300       2          925          --          927
Expenses related to issuance of Ordinary
  Shares.......................................      --      --         (968)         --         (968)
Net income for the year........................      --      --           --       6,156        6,156
Transactions by pooled companies:
Issuance of common stock.......................      --      --           37          --           37
Issuance of preference stock...................      --      --        5,458          --        5,458
                                                 ------     ---      -------    --------      -------
BALANCE AT MARCH 31, 1995......................  11,604    $ 73     $ 62,882    $ (5,238)     $57,717
Issuance of Ordinary Shares for acquisition of
  subsidiaries.................................     305       2        7,443          --        7,445
Issuance of Ordinary Shares....................     304       2        1,007          --        1,009
Sale of shares for cash in public offering.....   1,000       8       23,492          --       23,500
Expenses related to sale of shares for cash in
  public offering..............................      --      --       (1,190)         --       (1,190)
Currency translation adjustments...............      --      --           --        (290)        (290)
Net loss for the year..........................      --      --           --     (15,132)     (15,132)
                                                 ------     ---      -------    --------      -------
BALANCE AT MARCH 31, 1996*.....................  13,213    $ 85     $ 93,634    $(20,660)     $73,059
Issuance of Ordinary Shares and Options........     240       2        1,740          --        1,742
Currency translation adjustments...............      --      --           --         112          112
Net income for the year........................      --      --           --       7,463        7,463
Issuance of common stock for Fine Line Printed
  Circuit Design Inc...........................     223       1          196       1,019        1,216
                                                 ------     ---      -------    --------      -------
BALANCE AT MARCH 31, 1997......................  13,676    $ 88     $ 95,570    $(12,066)     $83,592
                                                 ======     ===      =======    ========      =======

---------------

* Restated -- See Note 14

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED
                                                                           MARCH 31,
                                                                -------------------------------
                                                                  1995      1996*       1997
                                                                --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)...........................................  $  6,156   $(15,132)  $   7,463
  Adjustments to reconcile net income to cash provided by
     operating activities:
     nCHIP fiscal year conversion.............................      (596)        --          --
     Depreciation and amortization of equipment and leasehold
       improvements...........................................     5,370      9,344      10,940
     Amortization of goodwill.................................       510        739         989
     Amortization of intangible assets........................       245        544       1,646
     Loss/(gain) on disposal of property and equipment........        56       (121)        (85)
     Loss on disposal of investment...........................        --        266          --
     Allowance for doubtful debts.............................     1,211      1,675       2,866
     Allowance for stock obsolescence.........................        43      1,631       4,228
     Loss/(income) from associated company....................       729         --        (241)
     In process research and development written off..........        --     29,000          --
     Provision for plant closure..............................        --      1,254       5,308
     Deferred income taxes....................................       237         84        (791)
     Amortisation of discount.................................        --         60         363
     Issuance of non-employee stock options...................        --         --         380
                                                                --------   --------   ---------
                                                                  13,961     29,344      33,066
  Changes in operating assets and liabilities:
     Trade accounts receivable................................   (15,057)   (28,965)      7,007
     Notes receivable.........................................        --       (500)       (586)
     Inventories..............................................    (3,156)   (19,209)     (2,533)
     Other accounts receivable................................    (2,430)     2,889      (5,678)
     Deposits and other.......................................       311       (140)     (1,208)
     Accounts payable.........................................     2,995     14,143       7,991
     Other accrued liabilities................................      (984)       607       6,666
     Income taxes payable.....................................      9330      1,121       1,396
     Amount due from associated company.......................        --         --         546
                                                                --------   --------   ---------
       Cash provided by (used for) operating activities.......  $ (3,427)  $   (710)  $  46,667
                                                                --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.........................  $ (7,536)  $(15,812)  $ (26,984)
  Proceeds from sale of property and equipment................        38        228         816
  Intangibles arising from acquisition of subsidiaries........       (62)        --          --
  Investment in associated company............................        --        886      (3,000)
  Loan to joint venture.......................................    (1,000)        --          --
  Redemption of preference shares in joint venture............     1,730         --          --
  Payment for business acquired, net of cash acquired.........    (3,343)   (15,152)         --
  Repayment of loan from related party........................        --        815          --
  Loan to related party.......................................        --         --        (469)
  Purchase of assets from Ericsson............................        --         --     (82,354)
                                                                --------   --------   ---------
Cash used for investing activities............................   (10,173)   (29,035)   (111,991)
                                                                --------   --------   ---------

                                 (IN THOUSANDS)

                                                                          YEAR ENDED
                                                                           MARCH 31,
                                                                  1995      1996*       1997
                                                                --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from banks.......................................     7,000     43,980     152,761
  Repayments to banks.........................................   (16,417)   (31,700)    (56,041)
  Proceeds from long-term debt................................        --      2,873         776
  Repayment of long-term debt.................................        (8)    (1,070)     (1,536)
  Refinancing of lease assets.................................        --         --       3,509
  Repayment of capital lease obligations......................    (4,310)    (5,767)     (7,991)
  Proceeds from issuance of share capital.....................     5,454      1,009       1,362
  Payments on notes payable...................................    (2,535)       (17)    (10,463)
  Proceeds from secondary listing.............................        --     22,310          --
                                                                --------   --------   ---------
     Cash provided by/(used for) financing activities.........   (10,816)    31,618      82,377
                                                                --------   --------   ---------
  Increase (decrease) in cash and cash equivalents............   (24,416)     1,873      17,053
  Effect of exchange rate changes on cash and cash
     equivalents..............................................        --        (78)         46
  Cash and cash equivalents at beginning of period............    29,167      4,751       6,546
                                                                --------   --------   ---------
     Cash and cash equivalents at end of period...............  $  4,751   $  6,546   $  23,645
                                                                ========   ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
     Interest.................................................  $    779   $  2,482   $   3,025
     Income taxes.............................................       297      2,656       1,717
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Equipment acquired under capital lease obligations..........     8,338     11,556       6,387
  Purchase of subsidiaries financed by issuance of 66,908
     ordinary shares valued at $14.019........................        --        938          --
  238,684 ordinary shares valued at $27.262...................        --      6,507          --
  223,321 ordinary shares valued at $25.524...................        --         --       5,700
  Promissory notes valued at $10 million payable in February
     1997.....................................................        --     10,000          --
  Promissory notes valued at $5 million payable in February
     1998.....................................................        --      5,000          --
  Ordinary Shares with a value of $10 million to be issued on
     June 30, 1998............................................        --     10,000          --
  Cash and Ordinary Shares valued at $14.124 million to
     Stephen Rees at the option of the Company due on June 30,
     1998.....................................................        --     14,124      (1,000)
  Contingent earnout of $6.25 million payable to Astron
     shareholders in April 1997...............................        --         --       6,250

---------------

* Restated -- See Note 14

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

1. ORGANIZATION OF THE COMPANY

     Flextronics International Ltd. was incorporated in the Republic of Singapore on May 31, 1990 as Flex Holdings Pte Limited. The subsidiary companies are located in Singapore, Malaysia, Hong Kong, the People's Republic of China, United Kingdom, Mauritius, Sweden and the United States. The Company was incorporated to acquire the Asian and certain U.S. operations of Flextronics Inc. (the "Predecessor"). The Predecessor had been involved in contract manufacturing operations in Singapore since 1982, Hong Kong since 1983 and the People's Republic of China since 1987.

     The Company provides advanced contract manufacturing services to sophisticated original equipment manufacturers (OEMs) in the communications, computer, consumer and medical electronics industries. Flextronics offers a full range of services including product design, printed circuit board (PCB) assembly and fabrication, material procurement, inventory management, final system assembly and test, packaging and distribution.

     The components, subassemblies and finished products manufactured by the Company incorporate advanced interconnect, miniaturization and packaging technologies such as SMT, MCM and COB technologies.

     The Company's fiscal year-end is March 31. The Company follows accounting policies which are in accordance with principles generally accepted in the United States.

2. SUMMARY OF ACCOUNTING POLICIES

  Basis of presentation

     The accompanying consolidated financial statements include the accounts of Flextronics International Ltd. and its subsidiaries (together "the Company"), after elimination of all significant intercompany balances and transactions. Investments in affiliates owned 20% or more and corporate joint ventures in which the Company does not have control, but has the ability to exercise significant management influence over operating and financial policies, are accounted for by the equity method. Other securities and investments are generally carried at cost.

     All dollar amounts included in the financial statements and in the notes herein are U.S. dollars unless designated as Singapore dollars (S$).

  Foreign exchange

     The Company, with the exception of certain subsidiaries, considers the U.S. dollar as its functional currency. This is because the majority of the Company's sales are billed and collected in U.S. dollars, and the majority of the Company's purchases, such as raw materials, are invoiced and paid in U.S. dollars.

     Accordingly, transactions in currencies other than the functional currency are measured and recorded in U.S. dollars using the exchange rate in effect at the date of the transaction. At each balance sheet date, recorded monetary balances that are denominated in currencies other than the functional currency are adjusted to reflect the rate at the balance sheet date. All gains and losses resulting from the remeasurement of accounts denominated in other than the functional currency are reflected in the determination of net income in the year in which they occur.

     For inclusion in the consolidated financial statements, all assets and liabilities of foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate ruling at the balance sheet date and the results of these foreign subsidiaries are translated into U.S. dollars at the weighted average exchange rates for the period. Exchange differences due to such currency translations are recorded in shareholders' equity.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

  Cash and cash equivalents

     For purposes of statement of cash flows, the Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Property and equipment

     Property and equipment is stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (two to fifty years).

  Concentration of credit risk

     The Company is a manufacturer of sophisticated electronics for original equipment manufacturers engaged in the computer, medical, consumer and communications industries. Financial instruments which potentially subject the Company to concentration of credit risk are primarily accounts receivable and cash equivalents. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located in many different geographic locations throughout the world.

     The allowance for doubtful accounts the Company maintains is based upon the expected collectibility of all accounts receivable.

  Goodwill

     Goodwill represents the excess of the purchase price of acquired companies over the fair value of the net assets acquired. Goodwill is amortized on a straight line basis over the estimated life of the benefits received which ranges from ten to twenty-five years. On an annual basis, the Company evaluates recorded goodwill for potential impairment against the current and estimated future operating income before goodwill amortization of the businesses to which the goodwill relates.

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Cost
          Balance at beginning of the year.......................  $ 6,939     $16,122
          Additions..............................................    9,183       8,447
                                                                    ------     -------
          Balance at end of the year.............................   16,122      24,569
                                                                    ------     -------

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Amortization
          Balance at beginning of the year.......................  $ 1,976     $ 2,715
          Charge for the year....................................      739         989
                                                                   -------     -------
          Balance at end of the year.............................    2,715       3,704
                                                                   -------     -------
        Net book value at end of the year........................  $13,407     $20,865
                                                                   =======     =======

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

  Intangible assets

     Intangible assets comprise technical agreements, patents, trademarks, developed technologies and identifiable intangible assets in a subsidiary's assembled work force, its favourable lease and its customer list.

     Technical agreements are being amortized on a straight line basis over periods not exceeding five years. Patents and trademarks are being amortized on a straight line basis over periods not exceeding twenty-five years. Purchased developed technologies are being amortised on a straight line basis over periods not exceeding seven years. The identifiable intangible assets in the subsidiary's assembled work force, its favourable lease and its customer list are amortized on a straight line basis over the estimated life of the benefits received of three to twenty years.

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Cost
          Balance at beginning of the year.....................    $   933     $13,077
          Additions............................................     12,144          --
          Written off during the year..........................         --        (112)
                                                                   -------     -------
          Balance at end of the year...........................     13,077      12,965
                                                                   -------     -------
        Amortization
          Balance at beginning of the year.....................    $   306     $   850
          Charge for the year..................................        544       1,646
                                                                   -------     -------
          Balance at end of the year...........................        850       2,496
                                                                   -------     -------
        Net book value at end of the year......................    $12,227     $10,469
                                                                   =======     =======

  Inventories

     Inventories are stated at the lower of cost or market value. Cost is comprised of direct materials on a firstin-first-out basis and in the case of finished products and work-in-progress includes direct labor and attributable production overheads based on normal levels of activity. The components of inventories are as follows (in thousands):

                                                                       MARCH 31,
                                                                  --------------------
                                                                   1996         1997
                                                                  -------     --------
        Raw materials.........................................    $42,202     $ 70,384
        Work-in-process.......................................     14,049       16,561
        Finished goods........................................        962       25,809
                                                                  -------     --------
                                                                   57,213      112,754
        Less: allowance for obsolescence......................     (4,576)      (6,171)
                                                                  -------     --------
                                                                  $52,637     $106,583
                                                                  =======     ========

  Revenue recognition

     Revenue from product sales and services are recognized on delivery and acceptance of the goods.

  Associated companies

     An associated company is a company, not being a subsidiary, in which the Group has a long-term interest of not less than 20% of the equity and in whose financial and operating policy decisions the Group exercises significant influence.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

     The Group's share of the results of associated companies is included in the consolidated statement of operations. Where the audited accounts are not co-terminous with those of the Group, the share of profits is arrived at from the last audited accounts.

     Shares in associated companies are stated in the Company's balance sheet at cost and equity in post-acquisition earnings/(losses). Provision is made for other than temporary declines in values.

  Income taxes

     Income taxes have been provided using the liability method in accordance with SFAS Statement No. 109, "Accounting for Income Taxes".

  Stock based compensation

     The Company has elected to follow APB opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee options because, as discussed below (see note 9), the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognised.

  Research and Development Expenditure

     Direct expenditure and related costs incurred in connection with product research and development are paid by the Company's customers and are therefore included in cost of sales. Other research and development expenditure incurred are not specifically identified because such expenses are immaterial.

  Net income per share

     Net income per share is computed using the weighted average number of Ordinary Shares and Ordinary Share equivalents outstanding during the respective periods. Ordinary Share equivalents include Ordinary Shares issuable upon the exercise of stock options (using the treasury stock method).

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended March 31, 1995 and 1997 to $0.54 and $0.52 per share, respectively. Statement 128 should have no effect on primary loss per share for the year ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

  Financial statement prepared in accordance with accounting principles accepted in Singapore

     A separate financial statement for the same period has been prepared in accordance with accounting principles accepted in Singapore.

3. BANK BORROWINGS

  Line of Credit

     In March 1997 the Company terminated its $48 million US Dollar line of credit with the group of banks and obtained a new credit facility totalling $175 million representing $105 million revolving credit and

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

$70 million through term loans amortized over a 5 year period and subject to mandatory prepayment provisions. As at March 31, 1997, the Company has utilized $111 million of the new credit facility.

     The lines of credits are collateralized by:

     (a) A floating charge over all the assets and the entire undertaking of the holding company;

     (b) Corporate guarantees from the Company and several of its subsidiaries;

     (c) First fixed charge over the securities and a pledge of the Company's shares in certain of its subsidiaries;

     (d) A lien on all accounts receivable and inventory of the Company and its subsidiaries.

     The new credit facilities require that the Company maintains certain financial ratios and other covenants. In addition, the Company and its subsidiaries are not allowed to declare dividends for distribution out of retained earnings. As at March 31, 1997, the Company was in compliance with its covenants.

     In addition, five of the Company's subsidiaries have obtained from several banks working capital lines of credit, totalling approximately US$10.3 million, representing overdraft facilities, bridging loan, short term cash advances, letters of credit and letters of guarantee and trust receipts. Interest on borrowings is charged within the range 5.75% to 7% per annum.

     As of March 31, 1997, the Group had utilized the following credit facilities under the above lines of credit (in thousands):

        Short term cash advances..........................................  $111,075
        Letters of credits and guarantees.................................  $    985
                                                                            ========

     The remaining unused portion of lines of credit total $64 million.

                                                                         MARCH 31,
                                                                      ---------------
                                                                      1996      1997
                                                                      -----     -----
        The weighted average interest rate per annum on all short
          term borrowings outstanding as at year end are as
          follows:..................................................  6.41%     8.50%
                                                                      =====     =====

4. LONG TERM DEBT

     Long-term debt consisted of the following at March 31, 1996 and 1997.

                                                                       MARCH 31,
                                                                  --------------------
                                                                    1996        1997
                                                                  --------     -------
        Term loan at 4.5%.......................................       333          83
        Mortgage loans at 11.4%.................................     2,244       1,886
        Other loans at 8% -- 9%.................................     1,050         954
        Notes payable to Astron's former shareholders at 8%.....    15,000       5,000
                                                                  --------     -------
                                                                    18,627       7,923
        Less: current portion...................................   (11,073)     (5,758)
                                                                  --------     -------
                                                                  $  7,554     $ 2,165
                                                                  ========     =======

     Maturities of long-term debt for the five years succeeding March 31, 1997 are $5,758 by March 31, 1998, $469 by March 31, 1999, $469 by March 31, 2000,
$469 by March 31, 2001, $469 by March 31, 2002 and the balance thereafter.

     The notes payable is payable to the former shareholders of Astron as part of the purchase consideration.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

5. OTHER PAYABLES

     In accordance to the agreement signed to acquire Astron in February 1996, the Company will issue Ordinary Shares with a value of $10 million to the former Astron shareholders on June 30, 1998.

     In addition the Company agreed to pay $15 million in June 1998 to an entity affiliated with Stephen Rees as a consulting fee subject to certain conditions. In March 1997, the agreement with Mr. Rees' affiliate was revised, the conditions eliminated and the fee was reduced to $14 million. The cash portion of $5 million has been discounted at 8% over the period of the agreement and the remaining $9 million has not been discounted on the basis of the Company's intention to pay that portion in stock. The payment to former Astron shareholders and Mr. Rees' affiliate is interest-free and secured.

     The components of Other Payables are as follows:

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Balance at beginning of the year.........................       --     $24,184
          Additions during the year..............................  $24,124          --
          Amortization of discount...............................       60         363
          Amendment of agreement.................................       --      (1,000)
                                                                   -------     -------
        Balance at end of the year...............................  $24,184     $23,547
                                                                   =======     =======

6. LEASE COMMITMENTS

  Capital Lease

     Following is a schedule by fiscal year, of future minimum lease payments under capital lease obligations for certain machinery and equipment, together with the present value of the net minimum lease payments (in thousands):

     Fiscal Years Ending March 31,

        1998...............................................................  $ 7,749
        1999...............................................................    5,514
        2000...............................................................    3,282
        2001...............................................................    2,164
        2002...............................................................      562
        Thereafter.........................................................       --
                                                                             -------
        Total installment payments.........................................   19,271
        Amount representing interest.......................................   (2,659)
                                                                             -------
        Present value of net installment payments..........................   16,612
        Less: current portion..............................................    6,475
                                                                             -------
        Long-term portion of capital lease.................................  $10,137
                                                                             =======

     Items costing $29,912 (1996: $28,387) with accumulated amortization $11,389 (1996: $8,781) purchased under capital leases have been included in machinery and equipment as of March 31, 1997. Lease amortization is included in depreciation expense.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

  Operating Leases

     The Company leases some of its facilities under operating leases. Future minimum lease payments under operating leases with a term of more than one year are as follows (in thousands):

     Fiscal Years Ending March 31,

                1998...............................................    3,302
                1999...............................................    3,078
                2000...............................................    2,404
                2001...............................................    1,697
                2002...............................................    1,406
                Thereafter.........................................    5,518
                                                                     -------
                                                                     $17,405
                                                                     =======

     The facilities lease of one of the subsidiaries provides for escalating rental payments over the lease period. Rent expense for the lease is being recognized on a straight-line basis over the term of the lease period. Total operating lease expenses were $1,957, $2,211 and $2,593 for the years ended March 31, 1995, 1996 and 1997 respectively.

7. CAPITAL COMMITMENTS

     Two of the subsidiaries, Flextronics (Malaysia) Sdn. Bhd. and Astron Group Limited have contracted to purchase $111 and $10,007 respectively, of fixed assets as of March 31, 1997. These fixed assets have not been delivered and are therefore not provided for in the accounts as of March 31, 1997.

     Astron Group Limited has authorised but not contracted to purchase $28,927 of fixed assets as at March 31, 1997. A commitment of $9,710 has also been made to contribute to a subsidiary of Astron Group Limited in PRC China for construction in progress in relation to the factory in Doumen.

8. INCOME TAXES

     The domestic and foreign components of income/(loss) before taxes are as follows:

                                                                  MARCH 31,
                                                       --------------------------------
                                                        1995         1996        1997
                                                       -------     --------     -------
        Singapore....................................  $(1,529)    $(21,977)    $  (392)
        Foreign......................................    9,148       10,636      10,067
                                                       -------     --------     -------
                                                       $ 7,619     $(11,341)    $ 9,675
                                                       =======     ========     =======

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

     Income tax expense consists of the following:

                                                                    MARCH 31,
                                                           ----------------------------
                                                            1995       1996       1997
                                                           ------     ------     ------
        Current:
          Singapore......................................  $  366     $1,441     $1,608
          Foreign........................................     860      2,266      1,395
                                                           ------     ------     ------
                                                            1,226      3,707      3,003
                                                           ------     ------     ------
        Deferred:
          Singapore......................................     237         74       (559)
          Foreign........................................      --         10       (232)
                                                           ------     ------     ------
                                                              237         84       (791)
                                                           ------     ------     ------
                                                           $1,463     $3,791     $2,212
                                                           ======     ======     ======

     Total income tax expense differs from the amount computed by applying the Singapore statutory income tax rate of 26% (1996 and 1995: 26% and 27%) to income before taxes as follows:

                                                                   MARCH 31,
                                                        -------------------------------
                                                         1995        1996        1997
                                                        -------     -------     -------
        Computed expected income taxes................  $ 2,057     $(2,950)    $ 2,516
        Effect of Singapore income tax incentives.....       --         (82)         --
        Effect of losses from non-incentive Singapore
          operations..................................      367       7,822         498
        Effect of foreign operations..................   (1,609)     (1,785)     (2,336)
        Non-deductible items:
          Amortization of goodwill and intangibles....      205         329         436
          Loss on sale of investments.................       --          69          --
          Joint venture losses........................      216          --          --
          Bank commitment fee.........................       --          --         382
        Others........................................      227         388         716
                                                        -------     -------     -------
                                                        $ 1,463     $ 3,791     $ 2,212
                                                        =======     =======     =======

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

     The components of deferred income taxes are as follows:

                                                                       MARCH 31,
                                                                 ---------------------
                                                                   1996         1997
                                                                 --------     --------
        Deferred tax liabilities:
          Fixed assets.........................................  $  1,343     $    801
          Intangible assets....................................     3,097        2,751
          Others...............................................       169          237
                                                                 --------     --------
                                                                    4,609        3,789
                                                                 --------     --------
        Deferred tax assets
          Fixed assets.........................................      (207)        (311)
          Provision for stock obsolescence.....................      (683)      (1,364)
          Provision for doubtful debts.........................      (361)      (1,636)
          Net operating loss carry forwards....................   (13,805)     (16,665)
          Unabsorbed capital allowances carry forwards.........      (539)        (606)
          Others...............................................      (611)        (645)
                                                                 --------     --------
                                                                  (16,206)     (21,227)
                                                                 --------     --------
        Valuation allowance....................................    15,690       20,740
                                                                 --------     --------
        Net deferred tax liability.............................  $  4,093     $  3,302
                                                                 ========     ========
        The net deferred tax liability is classified as
          follows:
          Non-current liability................................  $  4,353     $  3,710
          Current asset........................................      (260)        (408)
                                                                 --------     --------
                                                                 $  4,093     $  3,302
                                                                 ========     ========

     The Company's net deferred tax assets consist of the following:

                                                                       MARCH 31,
                                                                 ---------------------
                                                                   1996         1997
                                                                 --------     --------
        Net operating loss carried forward
          UK.................................................       2,596        3,291
          USA................................................      11,020       13,185
          Malaysia...........................................         189          189
        Others...............................................       2,145        4,483
                                                                 --------     --------
        Total deferred tax assets............................      15,950       21,148
        Valuation allowance..................................     (15,690)     (20,740)
                                                                 --------     --------
        Net deferred tax assets..............................    $    260     $    408
                                                                 ========     ========

     At March 31, 1997, the Company had net operating loss carryforwards of approximately $30,663 for U.S. federal income tax purposes which will expire between 2003 and 2011 if not previously utilized. Utilization of the U.S. net operating loss carryforwards may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code of 1986. This limitation and other restrictions provided by the Internal Revenue Code of 1986 may reduce the net operating loss carryforward such that it would not be available to offset future taxable income of the U.S. subsidiary.

     At March 31, 1997, the Company had net operating loss carryforwards of approximately $9,973 and $632 in U.K. and Malaysia respectively. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. These losses carryforward indefinitely.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

     The Company has been granted the following tax incentives:

          (i) Investment allowance on approved fixed capital expenditure incurred within 5 years after August 1, 1990 subject to a maximum of $2,700 for its Singapore operations was granted by the Economic Development Board of Singapore. This investment allowance has been utilized by the Company to reduce taxable income of its Singapore subsidiary since 1991. This allowance is however fully utilized at the end of fiscal 1996.

          (ii) Pioneer status granted to one of its Malaysian subsidiary for a period of 5 years under the Promotion of Investment Act, 1986. This pioneer incentive provides a tax exemption on manufacturing income of this subsidiary.

          (iii) Product Export Enterprise incentive for a lower rate for its facility at Shekou. The Company's operations in Shekou is located in a "Special Economic Zone" and is an approved "Product Export Enterprise" which qualifies for a special corporate income tax rate of 10%. This special tax rate is subject to the Company exporting more than 70% of its total value of products manufactured in China. The Company's status as a Product Export Enterprise is reviewed annually by the Chinese government authorities.

     The Company's investments in its plants in Xixiang and Doumen, China fall under the "Foreign Investment Scheme" that entitles the Company to apply for a five-year tax incentive. The Company obtained the incentive for the Doumen plant in December 1995 and the Xixiang plant in October 1996. With the approval, the Company's tax rates on income from these facilities during the incentive period will be 0% in years 1 and 2 and 7.5% in years 3 through 5, commencing in the first profitable year.

     A portion of the Company's sales are carried out by its subsidiary in Labuan, Malaysia where the Company has opted to pay the Labuan tax authorities a fixed amount of US$8 tax each year in accordance with the Labuan tax legislation.

     A portion of the Company's sales are carried out by its subsidiary, an offshore ordinary company, in Mauritius where the tax rate is at 0% for such companies.

     The potential deferred tax asset arises substantially from tax losses available for carry-forward. These tax losses can only be set off against future income of the operations in respect of which the tax losses arose.

     As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realise the deferred tax asset benefit.

9. SHAREHOLDERS' EQUITY

  Exercise of Options

     During the financial year ended March 31, 1997, certain employees exercised their options to purchase 239,633 Ordinary Shares at an exercise price of US$0.77 -- US$24.00 per share.

  Declaration of Dividends

     The Company in a general meeting may by ordinary resolution declare dividends but no dividend will be payable in excess of the amount recommended by the directors. As the Company is incorporated in Singapore, all dividends declared will be denominated in Singapore currency. The Company has not declared any dividends to date.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

  Acquisition of Flextronics International (UK) Limited ("FILUK) (formerly known as Assembly & Automation (Electronics) Limited)

     On April 12, 1995, the Company acquired all the outstanding stock of FILUK in exchange for $2,879 in cash and 66,908 Ordinary Shares of the Company, valued at $14.019 per share.

  Acquisition of Astron Group Limited ("Astron")

     On February 2, 1996, the Company acquired all the outstanding stock of Astron in exchange for $13,440 in cash; 238,684 Ordinary Shares of the Company, valued at $27.262 per share; issuance of a $10 million promissory note due one year after acquisition date; issuance of a $5 million promissory note due two years after acquisition date and the issuance of $10 million of Ordinary Shares of the capital of the Company on June 30, 1998. The promissory notes bear interest at the rate of 8% per annum.

     In addition, the Company will issue $9 million of Ordinary Shares of the Company on June 30, 1998, in accordance to the revised agreement with Mr. Stephen Rees' affiliate in March 1997.

  Acquisition of Fine Line Printed Circuit Design Inc. ("Fine Line")

     On November 25, 1996, the Company acquired all the outstanding stock of Fine Line in exchange for 223,321 Ordinary Shares of the Company, valued at $25.52 per share.

  Foreign Currency Payments in the Company's subsidiaries operating in the People's Republic of China

     The Company's subsidiaries operating in the People's Republic of China are required to obtain approval from the relevant authorities when making foreign currency payments.

  Issuance of non-employee stock options

     On June 3, 1996, the Company issued 20,000 stock options to a customer.

10. SHARE OPTION PLANS

     In July 1993, the Company adopted an Executives' Share Option Scheme ("SOS") and an Executives' Incentive Share Scheme ("ISS") for selected management employees of the Company. The Company granted stock options for 344,520 Ordinary Shares exercisable at $2.92 per share (fair market value at date of the grant) under the SOS and stock options for 54,618 Ordinary Shares at S$0.01 per share (fair market value at date of grant was $2.92 per share) under the ISS.

     The Company's 1993 Share Option Plan (the "Plan") that provides for the grant of incentive stock options, automatic option grants and non-statutory stock options to employees and other qualified individuals to purchase Ordinary Shares of the Company. In August 1996 the Company's 1993 Share Option Plan was amended to reserve an additional 500,000 Ordinary Shares for issuance. At March 31, 1997, the Company had reserved 2,000,000 Ordinary Shares for issuance under the Plan.

     In January 1995, the Company acquired nCHIP and thereby assumed the existing nCHIP stock option plan and employee stock options outstanding thereunder. The outstanding nCHIP employee stock options were converted into options to purchase approximately 345,389 of the Company's Ordinary Shares.

     Proforma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of this Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.31% to 5.66% and from 5.40%

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

to 5.77% for 1996 and 1997, respectively; a dividend yield of 0.0%, a volatility factor of the expected market price of the Company's common stock of 0.67, and a weighted-average expected life of the option of 0.13 years beyond each respective vesting period.

                                                                           MARCH 31,
                                                                         -------------
                                                                         1996     1997
                                                                         ----     ----
        Options granted 4 year vesting.................................   628      705
        Options granted 2 year vesting.................................    15       15
                                                                         ----     ----
        Total granted..................................................   643      720
                                                                         ====     ====
        Weighted average vesting period (years)........................  3.96     3.96

     The weighted average vesting period is rounded to 4 years.

     The amount of compensation expense recognized under all Flextronics Share Option Plans is $1,453 in 1996 and $3,290 in 1997.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because the changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the SFAS 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                                        MARCH 31,
                                                                   -------------------
                                                                     1996        1997
                                                                   --------     ------
        Net income/(loss):
          As reported............................................  $(15,132)    $7,463
          Proforma...............................................   (16,052)     5,380
        Net income/(loss) per share
          Primary
             As reported.........................................  $  (1.19)    $ 0.50
             Proforma............................................     (1.27)      0.36

     Because SFAS 123 is applicable only to awards granted subsequent to December 30, 1994, the proforma effect will not be fully reflected until 1998.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

     The following table presents the activity for options.

                                              1995                   1996                   1997
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                       OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding -- beginning of year....  1,004,902    $ 3.47    1,026,052    $ 4.76    1,315,970    $12.52
Granted.............................    231,249      8.97      641,783     20.63      721,203     25.10
Exercised...........................   (143,699)     2.96     (304,201)     3.30     (239,633)     5.86
Forfeited...........................    (66,400)     3.88      (47,664)    11.03     (124,629)    17.81
Outstanding -- end of year..........  1,026,052      4.76    1,315,970     12.60    1,672,911     18.57
Exercisable at end of year..........    394,535                414,855                576,896
Weighted average fair value of
  options granted during the year...                 9.67                   9.22                  11.25

11. PROVISION FOR PLANT CLOSURE

     The provision for plant closure of $5,868 in fiscal 1997 relates to the costs incurred in the closure of the Texas facility, the write-off of obsolete equipment at the nChip semiconductor fabrication facility and downsizing the Singapore manufacturing operations. The provision includes $2 million provision for severance payment and $500 provision for the write-off of fixed assets in the Singapore manufacturing facilities. An amount of $2,808 associated with certain obsolete equipment at the Company's facilities nChip and Texas have been written off. The provision also includes severance payments amounting to $560 for the employees of the Texas and nChip facility.

     The provision for plant closure of $1,254 in fiscal 1996 was associated with the write off of certain obsolete equipment at the Company's facilities in Malaysia and Shekou, China.

     The components of plant closure costs are as follows:

                                                                         MARCH 31,
                                                                     -----------------
                                                                      1996       1997
                                                                     ------     ------
        Assets write-off...........................................  $1,254     $3,308
        Severance payment to employees.............................      --      2,560
                                                                     ------     ------
                                                                      1,254      5,868
                                                                     ------     ------
        Severance payment made during the year.....................      --     $  560
                                                                     ======     ======

12. BANK COMMITMENT FEES AND CONSULTANCY FEES

     In March 1997, the Company recorded bank commitment fees expenses of $1,469 which were incurred in obtaining new credit facilities from its bankers to finance the acquisition of the Karlskrona Facilities from Ericsson Business Network AB and for working capital. In addition, the Company also recorded $362 of consultancy fees in March 1997 for a key employee of Ericsson with respect to the Company's acquisition of the Karlskrona Facilities.

13. RELATED PARTY TRANSACTIONS

     For the year ended March 31, 1997, the Company had net sales of $1,548 to Metcal, Inc., a precision heating instrument company. The Company's Chairman and Chief Executive Officer, Michael E. Marks has a beneficial interest in Metcal, Inc.

     For the year ended March 31, 1996, the Company had net sales of $2,133 to Metcal, Inc.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

     Prior to becoming the Company's Chief Officer in January 1994, Michael E Marks was the President and Chief Executive Officer of Metcal, Inc Michael E. Marks remained as a director of Metcal, Inc. during the year ended March 31, 1997.

     In March 1997, the Company revised the agreement to pay in June 1998 a $15 million consulting fee to an entity affiliated with Stephen JL Rees Senior Vice President, Worldwide Sales and Marketing. The Company and Mr. Rees agreed to remove the remaining conditions to payment of the fee and to reduce this amount of the fee which remains payable in June 1998 to $14 million.

     For the year ended March 31, 1997, the Company transacted with Croton Ltd and Mayfield International Limited ('Mayfield'), both companies of which Stephen JL Rees has beneficial interests. During the current fiscal year, $118 was paid for services rendered by Croton Ltd under a management service contract. Astron has also rented an office from Mayfield, and rentals charged to Astron during the period amounted to $208. At March 31, 1997 a loan balance in the amount of $2,554 was due from Mayfield. The loan is unsecured, interest bearing at 7.15% per annum and is wholly repayable by February 4, 1999.

14. MERGERS, ACQUISITIONS AND STRATEGIC INVESTMENTS

  Restatement

     The Company has recently reconsidered its accounting treatment for the acquisition of the Astron Group Limited ("Astron") and a new independent valuation was performed as of the date of the acquisition. The cost of acquiring Astron has been changed from amounts previously reported, and the allocation of the purchase price to the assets acquired is based on the new valuation report.

     The originally reported consideration paid to acquire Astron at February 2, 1996 and the revised cost are as follows:

                                                              AS ORIGINALLY
                                                                REPORTED        AS RESTATED
                                                              -------------     -----------
        Cash................................................     $13,440          $13,440
        Ordinary shares.....................................       6,507            6,507
        Ordinary shares to be issued June 30, 1998..........      10,000           10,000
        Promissory notes....................................      15,000           15,000
        Contingent ("earnout") consideration................       3,125(i)            --
        Service agreement...................................          --           14,124(ii)
        Direct costs........................................         700              700
                                                                 -------          -------
        Total purchase consideration........................     $48,772          $59,771
                                                                 =======          =======

---------------

(i)  The conditions for the earnout had not been met at March 31, 1996.

(ii) The $15 million consultant and service agreement with the former Chairman of Astron was originally deemed a contingent compensation agreement. On reconsideration, the agreement was determined to require the payment of purchase consideration on June 30, 1998 of which $5 million is payable in cash and the balance in Ordinary Shares. The cash portion is included at its present value as of February 2, 1996.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

     In the Company's original accounting for the allocation of the purchase price, certain intangible assets had been identified and valued. However, due to an oversight, no value was recorded. The allocation of the purchase price as originally reported and as reallocated on the basis of the new valuation are as follows:

                                                              AS ORIGINALLY
                                                                REPORTED        AS RESTATED
                                                              -------------     -----------
        Astron's net assets at fair value...................     $16,960          $17,200
        In-process research and development.................      31,562           29,000
        Intangible assets...................................         250           11,910
        Goodwill............................................          --            4,758
        Less: deferred tax liability........................          --           (3,097)
                                                                 -------          -------
        Total...............................................     $48,772          $59,771
                                                                 =======          =======

     The Company has restated its March 31, 1996 financial statements to give effect to the above changes in the consideration, and the new allocation of the purchase price. The $17.4 million net loss previously reported for the year ended March 31, 1996 has been reduced by $2.3 million ($0.20 per share) to give effect to the change in the amount of in-process research and development written off on acquisition and to the amortization of the recorded goodwill and the increase in the acquired intangible assets. The per share amount also includes the effect of restating the weighted average number of outstanding Ordinary Shares and equivalents.

     The effects of the adjustments described above are as follows:

        Restatement of 1996 Net Loss

        Net loss as originally reported.................................    $(17,412)

        Decrease in amount of in-process research and development
          written off...................................................       2,562
        Increase in:
          Intangible asset amortization.................................        (208)
          Goodwill amortization.........................................         (14)
          Interest expense due from discounting of $5 million cash......         (60)
                                                                            --------
        Net loss as restated............................................    $(15,132)
                                                                            ========

     The discussion of the Astron acquisition below gives effect to the restatement of the 1996 amounts.

     As a result, the consolidated financial statements for March 31, 1996 have been revised to reflect the operations of the Company as if the information in the new valuation had occurred as of February 2, 1996 after giving effect to certain adjustments including amortization of intangibles and goodwill.

     The Company is engaged in ongoing discussions with the staff of the Securities and Exchange Commission concerning its revised accounting for the Astron acquisition. Because these discussions are continuing, the Company's accounting for this acquisition, and related disclosures, are subject to modification.

  Current Year

     In November 25, 1996, the Company acquired Fine Line Printed Circuit Design, Inc. ("Fine Line"), a circuit board layout and prototype operation located in San Jose, California. The acquisition was accounted for as a pooling of interests and the Company has issued 223,321 Ordinary Shares in exchange for all of the outstanding capital stock of Fine Line. Prior period financial statements were not restated because the financial results of Fine Line do not have a material impact on the consolidated result.

     On December 20, 1996, the Company acquired 40% of FICO Investment Holding Limited ("FICO") for $5.2 million of which $3 million was paid in December 1996 and the balance payment of $2.2 million which was paid in June 1997 was accrued for in March 1997. The excess of the purchase price over the fair market value of the net tangible assets acquired amounted to $3.2 million which are being amortized over ten

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

years. The Company has an option to purchase the remaining of 60% of FICO in 1998; the consideration for the remaining 60% is dependent on the financial performance of FICO for the period ending December 31, 1997.

     On March 27, 1997, the Company acquired the manufacturing facilities in Karlskrona, Sweden and related inventory, equipment and assets from Ericsson Business Networks AB ("Ericsson") for $82,354 which was financed by a bank loan. The transaction has been accounted for under the purchase method and accordingly, the purchase price has been allocated to the assets based on their estimated fair market values at the date of acquisition.

     The consolidated financial statements contain the results of the acquired companies from the date of acquisition.

  Previous Years

     On April 12, 1995, the Company acquired all of the issued share capital of Assembly & Automation (Electronics) Limited, a private limited company incorporated in the UK that provides contract manufacture of electronics and telecommunications equipment, for a total consideration of $4.1 million by way of cash and the issuance of 66,908 Ordinary Shares. The transaction has been accounted for under the purchase method, and accordingly, the purchase price has been allocated to the assets and liabilities assumed based upon their estimated fair market values at the date of acquisition. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $4.6 million of which $237 was allocated to intangibles which are being amortized on a straight line basis over their estimated useful life of three years. Goodwill is amortized over twenty years.

     On February 2, 1996, the Company acquired all of the issued share capital of Astron Group Limited, a private limited company incorporated in the Hong Kong who is a manufacturer of circuit boards used in electronics and telecommunications, for a consideration of $59.8 million by way of cash; issuance of 238,684 Ordinary Shares and $10 million of Ordinary Shares of the Company on June 30, 1998; and the issuance of promissory notes bearing interest at 8%. The Company had originally agreed to pay an earnout of up to $12.5 million contingent upon Astron meeting certain pre-tax profit for calendar year 1996.

     In March 1997, management negotiated with the stockholders of Astron and an earnout of $6.25 million was agreed. This amount has been added, in March 1997 to goodwill acquired.

     The transaction was accounted for under the purchase method, and accordingly, the purchase price has been allocated to the assets and liabilities assumed based upon their estimated fair market values at the date of acquisition. The valuation of Astron's in-process research & development was determined by an independent valuation firm to be $29 million, and the Company has written off this $29 million in the consolidated Statement of Operations for the year ended March 31, 1996. The valuation has also resulted in the allocation of $16.7 million to goodwill and identifiable intangible assets. Goodwill of $4.8 million and $11.9 million of identifiable intangible assets principally related to developed technology, customer list, assembly workforce and trademarks were recorded.

     The consulting and service agreements with an affiliate of the former Chairman of Astron, provided for an annual fee, plus a $15 million payment to be made on June 30, 1998 subject to certain terms and conditions. A new agreement was signed between the two parties in March 1997 which reduced the amount to $14 million and removed the original terms and conditions. This revision to the agreement has been accounted for as a reduction in the purchase price and goodwill as of this date of the new agreement.

     The consolidated financial statements contain the results of the acquired companies from the date of acquisition.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

     In January 1995, the Company acquired nCHIP by the issuance of 2,104,602 ordinary shares of S$0.01 par value each, in exchange for all of the outstanding capital stock of nCHIP. In addition, outstanding nCHIP employee stock options were converted into options to purchase approximately 345,389 of the Company's ordinary shares. The transaction was accounted for as a pooling of interests and therefore, all prior period financial statements presented have been restated as if the acquisition took place at the beginning of such periods.

     nCHIP has a calendar year end and, accordingly, the nCHIP statement of income for the year ended December 31, 1993 have been combined with the Company's statement of income for the fiscal years ended March 1994. Effective April 1, 1994 nCHIP's fiscal year end has been changed from December 31 to March 31 to conform to the Company's fiscal year-end. Accordingly, nCHIP's operations for the three months ended March 31, 1994 including net sales of $2,302 and net loss of $596 have been excluded from consolidated results and have been reported as an adjustment to the April 1, 1994 consolidated retained earnings.

     Separate results of operations for the period prior to the acquisition are as follows:

                                                                           UNAUDITED
                                                                          NINE MONTHS
                                                                             ENDED
                                                                          DECEMBER 31,
                                                                              1994
                                                                          ------------
        Net sales
          Company.......................................................    $163,249
          nCHIP.........................................................       7,623
                                                                            --------
          Combined......................................................    $170,872
                                                                            ========
        Net income
          Company.......................................................    $  7,626
          nCHIP.........................................................      (3,400)
                                                                            --------
          Combined......................................................    $  4,226
                                                                            ========
        Other changes in shareholders' equity
          Company.......................................................    $   (144)
          nCHIP.........................................................       5,287
                                                                            --------
          Combined......................................................    $  5,143
                                                                            ========

     As of December 20, 1994, the Company had a 49% interest in FlexTracker and accounted for this investment using the equity method. On December 30, 1994, the Company acquired the net assets (except the $1.0 million loan made by the joint venture partner, HTS, to FlexTracker) for approximately $3.3 million.

     On March 1, 1994, the Company acquired all of the outstanding stock of FTI, a company that provides high value-added, high quality, just-in-time manufacturing services to original equipment manufacturers in the computer and electronics industry, for approximately $4.0 million. The transaction has been accounted for under the purchase method, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. Such allocation has been based on the valuation by an independent corporate valuation firm. The excess of the purchase price over the fair market value of the net tangible assets acquired resulting in goodwill aggregated approximately $2.4 million and has been allocated to goodwill which is being amortized on a straight-line basis over its estimated useful life of twenty-five years.

     The operating results of FTI are included in the Company's consolidated results of operations from the date of acquisition.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

     The following unaudited pro forma information of the Company reflects the results of operations for the years ended March 31, 1995 and 1996 as if the acquisitions of Assembly & Automation (Electronics) Limited and Astron Group Limited had occurred as of April 1, 1994 and as if the acquisitions of the net assets and business of Flextracker and FTI also had, occurred as of April 1, 1994 and after giving effect to certain adjustments including amortization of intangibles and goodwill. The unaudited proforma information does not include the effects of acquiring the Karlskrona Facilities in March 1997 because information relating to its operation prior to the company's acquisition is not available. The unaudited pro forma information is based on the acquired entities' results of operations for the years ended December 31, 1994 and 1995 as the fiscal year end of these entities and the rest of the group are not co-terminus. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually took place at April 1, 1994 or 1995 or of operating results which may occur in the future.

                          YEAR ENDED MARCH 31,                      1995        1996
        --------------------------------------------------------  --------     -------
        Net sales...............................................  $292,219     466,039
        Net income..............................................      (872)*    11,977*
        Net income per share....................................     (0.07)       0.89

---------------

* Excludes the effects of the write-off of $29,000 of in-process research and development at the date of the acquisition of Astron.

15. SEGMENT REPORTING

     The Company operates in one primary business segment -- providing sophisticated electronics assembly and turnkey manufacturing services to a select group of original equipment manufacturers engaged in the computer, medical, consumer electronics and communications industries. Sales to major customers who accounted for more than 10% of net sales were as follows:

                                                                      MARCH 31,
                                                               ------------------------
                              CUSTOMER                         1995     1996      1997
        -----------------------------------------------------  ----     -----     -----
        Visioneer............................................  1.70%    13.14%     7.00%
        Lifescan.............................................  20.1%    14.10%    13.34%
        Global Village.......................................  4.50%    10.50%     8.26%
        U.S. Robotics........................................  0.00%     0.00%    10.63%

     Sales for similar classes of products within the Company's business segment is presented below (in thousands):

                                                                 MARCH 31,
                                                     ----------------------------------
                       PRODUCT TYPE                    1995         1996         1997
        -------------------------------------------  --------     --------     --------
        Medical....................................  $ 49,152     $ 78,322     $ 89,682
        Computer...................................    77,419      220,930      250,498
        Telecommunication..........................    43,399       60,466       75,947
        PCB........................................        --        4,485       28,470
        Industrial.................................        --        9,664        6,832
        Consumer products..........................    47,515       23,858       12,495
        MCMs.......................................  11,847..       19,817       19,214
        Others.....................................     8,054       30,804        7,447
                                                     --------     --------     --------
                                                     $237,386     $448,346     $490,585
                                                     ========     ========     ========

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

     A summary of the Company's operations by geographical area for the three years ended March 31, 1995, 1996 and 1997 was as follows (in thousands):

                                                                 MARCH 31,
                                                     ----------------------------------
                       PRODUCT TYPE                    1995         1996         1997
        -------------------------------------------  --------     --------     --------
        NET SALES:
          Singapore:
             Unaffiliated customers
               Domestic............................  $  3,596     $    653     $  1,401
               Export..............................     7,358        9,277          851
             Intercompany..........................    67,572       77,899       88,054
                                                     --------     --------     --------
                                                       78,526       87,829       90,306
          Hong Kong/China/Mauritius:
             Unaffiliated customers
               Domestic............................    17,757       11,838       11,398
               Export..............................        --        2,980       21,203
             Intercompany..........................    29,353       60,780      129,162
                                                     --------     --------     --------
                                                       47,110       75,598      161,763
          USA/Europe/Mexico:
             Unaffiliated customers
               Domestic............................  $ 50,506     $207,961     $208,225
               Export..............................        --       13,767        2,431
             Intercompany..........................        --           27            9
                                                     --------     --------     --------
                                                       50,506      221,755      210,665
          Malaysia:
             Unaffiliated customers
               Domestic............................        --           --           --
               Export..............................   158,168     $201,870     $245,075
             Intercompany..........................         4           --           --
                                                     --------     --------     --------
                                                      158,172      201,870      245,075
        Eliminations...............................   (96,928)    (138,706)    (217,224)
                                                     --------     --------     --------
                                                     $237,386     $448,346     $490,585
                                                     ========     ========     ========
        INCOME/(LOSS) FROM OPERATIONS:
          Singapore................................  $     90     $(25,334)    $   (934)
          Hong Kong/China/Mauritius................       638       (6,110)       4,787
          USA/Mexico...............................    (1,290)       4,570       (5,531)
          Europe...................................        15       (1,514)      (1,829)
          Malaysia.................................    10,754       18,953       14,426
                                                     --------     --------     --------
                                                     $ 10,207     $ (9,435)    $ 10,919
                                                     ========     ========     ========

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

                                                                 MARCH 31,
                                                     ----------------------------------
                       PRODUCT TYPE                    1995         1996         1997
                                                     --------     --------     --------
        IDENTIFIABLE ASSETS:
          Singapore................................  $ 23,426     $ 48,434     $ 50,118
          Hong Kong/China/Mauritius................    17,020       50,284       68,695
          USA/Mexico...............................    26,354       73,552       74,884
          Europe...................................        22       11,060      116,919
          Malaysia.................................    49,295       47,694       48,618
                                                     --------     --------     --------
                                                     $116,117     $231,024     $359,234
                                                     ========     ========     ========

     Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts. Income (loss) from operations is net sales less operating expenses, goodwill amortization and provision for plant closings, but prior to interest or other expenses and income taxes.

     The Company's subsidiaries, with the exception of Astron Group Limited, are interdependent and are not managed for stand alone results. Certain operational functions for the entire Company, such as marketing and administration, may be carried out by a subsidiary in one country. In addition, the Company may from time to time shift responsibilities from a subsidiary in one country to a subsidiary in another country, thereby changing the operating results of the impacted subsidiaries but not the Company as a whole. For these reasons, the Company believes that changes in results of operations in the individual countries in which it operates are not necessarily reflective of material changes in the Company's overall results.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                     YEAR ENDED MARCH 31, 1995, 1996, 1997

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:

                                                                  ADDITIONS
                                                           -----------------------
                                           BALANCE AT      CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING OF     COSTS AND      OTHER      DEDUCTIONS      END
                 PERIOD                      PERIOD         EXPENSES     ACCOUNTS    WRITE-OFFS   OF PERIOD
----------------------------------------  ------------     ----------   ----------   ----------   ----------
Year Ended 3/31/95......................      549,000(a)    1,296,000        0         (85,000)    1,760,000
Year Ended 3/31/96......................    1,903,000(b)    1,980,000        0        (307,000)    3,576,000
Year Ended 3/31/97......................    3,576,000       2,866,000        0        (785,000)    5,657,000

ALLOWANCE FOR STOCK OBSOLESCENCE:

                                                                ADDITIONS
                                                         -----------------------
                                         BALANCE AT      CHARGED TO   CHARGED TO                BALANCE AT
                                        BEGINNING OF     COSTS AND      OTHER      DEDUCTIONS      END
                PERIOD                     PERIOD         EXPENSES     ACCOUNTS    WRITE-OFFS   OF PERIOD
--------------------------------------  ------------     ----------   ----------   ----------   ----------
Year Ended 3/31/95....................    1,832,000(a)      345,000        0         (302,000)   1,875,000
Year Ended 3/31/96....................    3,945,000(b)    2,277,000        0       (1,646,000)   4,576,000
Year Ended 3/31/97....................    4,576,000       4,228,000        0       (2,633,000)   6,171,000

---------------

(a) The opening balances have been restated to reflect the acquisition of net assets of Flex Tracker Sdn Bhd which was acquired in December 1994.

(b) The opening balances have been restated to reflect Flextronics International
    (UK) Ltd acquired on April 12, 1995 and Astron Group Limited acquired on February 2, 1996 under the purchase method.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July   , 1997
                                          FLEXTRONICS INTERNATIONAL LTD.

                                          By:     /s/ MICHAEL E. MARKS
                                            ------------------------------------
                                                      Michael E. Marks
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer

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

                  SIGNATURE                                  TITLE                     DATE
---------------------------------------------  ---------------------------------  --------------
            /s/ MICHAEL E. MARKS               Chairman of the Board and Chief     July   , 1997
---------------------------------------------  Executive Officer (principal
              Michael E. Marks                 executive officer)

              /s/ TSUI SUNG LAM                President, Asia Pacific             July   , 1997
---------------------------------------------  Operations and Director
                Tsui Sung Lam

              /s/ GOH CHAN PENG                Senior Vice President, Finance      July   , 1997
---------------------------------------------  and Operations, Asia Pacific
                Goh Chan Peng                  (principal financial and
                                               accounting officer)

            /s/ ROBERT R.B. DYKES              Senior Vice President of Finance    July   , 1997
---------------------------------------------  and Administration and Director
              Robert R.B. Dykes

           /s/ BERNARD J. LACROUTE             Director                            July   , 1997
---------------------------------------------
             Bernard J. Lacroute

            /s/ MICHAEL J. MORITZ              Director                            July   , 1997
---------------------------------------------
              Michael J. Moritz
            /s/ STEPHEN J.L. REES              Senior Vice President, Worldwide    July   , 1997
---------------------------------------------  Sales and Marketing and Director
              Stephen J.L. Rees

            /s/ RICHARD L. SHARP               Director                            July   , 1997
---------------------------------------------
              Richard L. Sharp

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                                 DOCUMENT DESCRIPTION
    ------     -----------------------------------------------------------------------------
     2.1       Agreement and Plan of Reorganization dated as of September 12, 1994 among the
               Company, nCHIP Acquisition Corporation and nCHIP (the "Reorganization
               Agreement"). Certain Disclosure Schedules of nCHIP and the Company setting forth various exceptions to the representations and warranties pursuant to the Reorganization Agreement have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
               (Incorporated by reference to Exhibits 2.1 through 2.6 of the Company's registration statement on Form S-4, No. 33-85842.)
     2.2       Amendment No. 1 to the Reorganization Agreement dated as of December 8, 1994 among the Company, nCHIP Acquisition Corporation and nCHIP. (Incorporated by
               reference to Exhibit 2.7 of the Company's registration statement on Form S-4,
               No. 33-85842.)
     2.3       Share Purchase Agreement dated as of April 12, 1995 among the Company, A&A and all of the shareholders of A&A. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K for the event reported on April
               12, 1995.)
     2.4       Share Purchase Agreement among the Company, A&A and all of the shareholders of A&A. 2.5 (Incorporated by reference to Exhibit 2.1 of the Company's
               Current Report on Form 8-K for the event reported on April 12, 1995.)
     2.5       Agreement among the Company, Alberton Holdings Limited and Omac Sales Limited
               dated as of January 6, 1996. (Incorporated by reference to Exhibit 2.1 of the
               Company's Current Report on Form 8-K for the event reported on February 2,
               1996.)
     2.6       Asset Transfer Agreement dated as of February 12, 1997 between Ericsson
               Business Networks AB and Flextronics International Sweden AB. (Incorporated
               by reference to Exhibit 2.1 of the Company's registration statement on Form
               S-3, No. 333-21715.)
     3.1       Memorandum of Association of the Company. (Incorporated by reference to
               Exhibit 3.1 of the Company's registration statement on Form S-1, No.
               33-74622.)
     3.2       Articles of Association of the Company. (Incorporated by reference to Exhibit
               3.2 of the Company's registration statement on Form S-4, No. 33-85842.)
     4.1       Registration Rights Agreement dated July 8, 1993, as amended. (Incorporated by reference to Exhibit 10.34 of the Company's registration statement on Form
               S-1, No. 33-74622.)
     4.2       Registration Rights Agreement dated as of April 12, 1995 among the Company and certain shareholders of A&A. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K for the event reported on April 12,
               1995.)
    10.1       Form of Indemnification Agreement between the Registrant and its Directors and certain officers. (Incorporated by reference to Exhibit 10.1 of the
               Company's registration statement on Form S-1, No. 33-74622.)
    10.2+      1993 Share Option Plan. (Incorporated by reference to Exhibit 10.2 of the
               Company's registration statement on Form S-1, No. 33-74622.
    10.3+      Executives' Share Option Scheme, as amended. (Incorporated by reference to
               Exhibit 10.3 of the Company's registration statement on Form S-1, No.
               33-74622.)
    10.4+      Executives' Incentive Share Scheme, as amended. (Incorporated by reference to
               Exhibit 10.4 of the Company's registration statement on Form S-1, No.
               33-74622.)
    10.5+      nCHIP, Inc. Amended and Restated 1988 Stock Option Plan. (Incorporated by
               reference to Exhibit 10.5 of the Company's registration statement on Form
               S-4, No. 33-85842.)
    10.6*      Agreement to Grant Options dated as of June 9, 1995 between the Company and
               Lifescan. (Incorporated by reference to Exhibit 10.7 of the Company's Annual
               Report on Form 10-K for the fiscal year ended March 31, 1995.)

    EXHIBIT
    NUMBER                                 DOCUMENT DESCRIPTION
    ------     -----------------------------------------------------------------------------
    10.7       Lease Agreement dated as of October 1, 1994 among Shenzhen Xinan Industrial
               Shareholdings Limited, Flextronics Industrial (Shenzhen) Limited and
               Flextronics Singapore Pte Ltd. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
               1995).
    10.11      Lease Agreement dated as of January 2, 1995 between Shenzhen Xinan Industrial
               Shareholdings Limited and Flextronics Industrial (Shenzhen) Limited.
               (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on
               Form 10-K for the fiscal year ended March 31, 1995.)
    10.8+      Services Agreement between the Registrant and Stephen Rees dated as of
               January 6, 1996. (Incorporated by reference to Exhibit 10.1 of the Company's
               Current Report on Form 8-K for the event reported on February 2, 1996.)
    10.9+      Supplemental Services Agreement between Astron and Stephen Rees dated as of
               January 6, 1996. (Incorporated by reference to Exhibit 10.2 of the Company's
               Current Report on Form 8-K for the event reported on February 2, 1996.)
    10.10+     Promissory Note dated April 17, 1995 executed by Michael E. Marks in favor of
               Flextronics Technologies, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
               1995.)
    10.11+     Employment and Noncompetition Agreement between the Company and David
               Tuckerman. (Incorporated by reference to Exhibit 10.35 of the Company's registration statement on Form S-4, No. 33- 85842.)
    10.12+     Service Agreement dated July 8, 1993 between the Registrant and Dennis P.
               Stradford. (Incorporated by reference to Exhibit 10.36 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.13+     Service Agreement dated July 8, 1993 between the Registrant and Tsui Sung
               Lam. (Incorporated by reference to Exhibit 10.37 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.14+     Service Agreement dated July 8, 1993 between the Registrant and Goh Chan
               Peng. (Incorporated by reference to Exhibit 10.38 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.15+     Service Agreement dated July 8, 1993 between the Registrant and Teo Buck
               Song. (Incorporated by reference to Exhibit 10.39 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.22*     Printed Circuit Board Assembly Services Agreement between Lifescan Inc., a
               Johnson & Johnson Company, and the Registration dated November 1, 1992.
               (Incorporated by reference to Exhibit 10.41 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.23      Tenancy of Flatted Factory Unit dated February 28, 1996 between Jurong Town
               Corporation and the Registrant. (Incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for fiscal year ended March 31,
               1990.)
    10.24      Tenancy of Flatted Factory Unit dated May 14, 1993 between Jurong Town
               Corporation and the Registrant. (Incorporated by reference to Exhibit 10.45 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.25+     Flextronics Asia U.S.A. 401(k) plan. (Incorporated by reference to Exhibit
               10.52 of the Company's registration statement on Form S-1, No. 33-74622.)

    EXHIBIT
    NUMBER                                 DOCUMENT DESCRIPTION
    ------     -----------------------------------------------------------------------------
    10.26      Acquisition and Subscription Agreement dated June 30, 1993 between FI
               Liquidating Company, Inc., Asian Oceanic Nominees and Custodians Limited,
               N.T. Butterfield Trustee (Bermuda) Limited, Overseas Asset Holdings, Inc., JF
               Asia Select Limited, the Executive Representative, Flex Holdings Pte Limited,
               CLG Partners, L.P. and the Liquidators of Asian Oceanic Nominees and
               Custodians Limited. (Incorporated by reference to Exhibit 10.53 of the
               Company's registration statement on Form S-1, No. 33-74622.)
    10.27      Revolving Credit and Term Loan Agreement dated as of March 27, 1997 among the
               Company, The First National Bank of Boston, as Agent, and the other lending institutions listed on Schedule 1 attached thereto. The Company agrees to furnish a copy of the omitted schedule to the Commission upon request.
               (Incorporated by reference to Exhibit 5(a) of the Company's Current Report on
               Form 8-K for the event reported on March 27, 1997.)
    10.28      Revolving Credit Agreement dated as of March 27, 1997 among Flextronics
               International USA, Inc., The First National Bank of Boston, as Agent, and the
               other lending institutions listed of Schedule 1 attached thereto.
               (Incorporated by reference to Exhibit 5(b) of the Company's Current Report on
               Form 8-K for the event reported on March 27, 1997.)
    10.29      Employment and Noncompetition Agreement dated as of April 30, 1997 between
               Flextronics International Sweden AB and Ronny Nilsson.
    10.30      Services Agreement dated as of April 30, 1997 between Flextronics
               International USA, Inc. and Ronny Nilsson.
    10.31      Promissory Note dated April 15, 1997 executed by Ronny Nilsson in favor of
               Flextronics International USA, Inc.
    10.32      Letter Agreement dated March 27, 1997 among the Company, Astron Technologies
               Limited, Croton Technology Ltd. and Stephen Rees regarding the termination of the Services Agreement.
    10.33      Letter Agreement dated March 27, 1997 between Astron Group Limited and
               Stephen Rees regarding the termination of the Supplemental Services
               Agreement.
    10.34+     Services Agreement between Flextronics Singapore Pte Limited and Goh Chan
               Peng effective as of April 1, 1997.
    10.35+     Services Agreement between Astron Technologies Limited and Goh Chan Peng effective as of April 1, 1997.
    10.36+     Services Agreement between Astron Technologies Limited and Tsui Sung Lam effective as of April 1, 1997.
    10.37+     Services Agreement between Flextronics Singapore Pte Limited and Tsui Sung
               Lam effective as of April 1, 1997.
    10.38      First Amendment to Revolving Credit and Term Loan Agreement dated as of May
               19, 1997 among the Company, BankBoston, N.A. (formerly known as The First
               National Bank of Boston), as Agent, and the other lending institutions listed on Schedule 1 attached thereto.
    10.39      First Amendment to Revolving Credit Agreement dated as of May 19, 1997 among
               Flextronics International USA, Inc., BankBoston, N.A., as Agent, and the
               other lending institutions listed on Schedule 1 attached thereto.
    10.40      Second Amendment to Revolving Credit and Term Loan Agreement dated as of June
               30, 1997 among the Company, BankBoston, N.A., as Agent, and the other lending institutions listed on Schedule 1 attached thereto.

    EXHIBIT
    NUMBER                                 DOCUMENT DESCRIPTION
    ------     -----------------------------------------------------------------------------
    10.41      Second Amendment to Revolving Credit Agreement dated as of June 30, 1997 among Flextronics International USA, Inc., BankBoston N.A. as Agent, and the
               other lending institutions listed on Schedule 1 attached thereto.
    11.1       Statement regarding computation of per share earnings.
    21.1       Subsidiaries of the Registrant.
    23.1       Consent of Independent Auditors.
    27.1       Financial Data Schedule

---------------

* Confidential treatment requested for portions of agreement.

+ Management contract or compensatory plan or arrangement.

     (d) See Item 14(a).