Form 10-Q
period 1997-06-30
FLEXTRONICS INTERNATIONAL LTD
filed 1997-08-20
CIK 866374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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



`Number of Ordinary Shares S$0.01 par value, as of June 30, 1997: 13,752,293

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item I.             Financial Statements

                    Condensed Consolidated Balance Sheets - June 30, 1997 and March 31, 1997.....         3

                    Condensed Consolidated Statements of Income-Three months ended June 30, 1997
                         and 1996................................................................         4

                    Condensed Consolidated Statements of Cash Flow-Three months ended June 30,
                         1997 and 1996...........................................................         5

                    Notes to Condensed Consolidated Financial Statements.........................         6


Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................................        8-15


PART II.  OTHER INFORMATION


Items 1 through 6...............................................................................         16

Signatures......................................................................................         17

                         PART I - FINANCIAL INFORMATION

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   JUNE 30,
                                                                                    1997                 MARCH 31,
                                                                                 (UNAUDITED)                1997 *
                                                                                  ---------               --------
ASSETS                                                                                 (IN THOUSANDS)
Current assets
     Cash                                                                         $  33,092             $   23,645
     Accounts receivable, net                                                        74,001                 69,331
     Inventories                                                                    108,926                106,583
     Other current assets                                                            12,308                 10,769
                                                                                  ---------               --------
     Total current assets                                                           228,327                210,328
                                                                                  ---------                -------

Property and equipment
     At cost                                                                        180,255                153,137
     Accumulated depreciation                                                      (44,420)               (42,172)
                                                                                   --------               --------
     Net property and equipment                                                     135,835                110,965
                                                                                    -------                -------

Other non-current assets                                                             37,969                 37,941

TOTAL ASSETS                                                                       $402,131               $359,234
                                                                                   ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Bank borrowings                                                                $69,000               $111,075
     Current portion of capital lease and long-term debt                             11,754                 12,233
     Accounts payable                                                                82,881                 73,631
     Other current liabilities                                                       63,368                 38,436
                                                                                   --------              ---------
     Total current liabilities                                                      227,003                235,375
                                                                                    -------              ---------

Long term debt, less current portion                                                 72,018                 25,712
Obligations under capital leases and deferred income taxes                           13,860                 13,847
Notes payable to shareholders                                                           223                    223

Minority interest                                                                       485                    485

Shareholders' equity

Ordinary shares, S$0.01 par value:
     Authorized - 100,000,000 shares at March 31, 1997 and June 30, 1997
     Issued and outstanding - 13,676,243 shares at March 31,
     1997 and 13,752,293 shares at June 30, 1997                                         89                     88
     Additional paid-in capital                                                      95,207                 95,570
     Accumulated deficit                                                            (6,754)               (12,066)
                                                                                    -------              ---------
     Total shareholders' equity                                                      88,542                 83,592
                                                                                    -------              ---------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                               $402,131               $359,234
                                                                                   ========               ========




            See notes to condensed consolidated financial statements

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                     ---------------------------------------
                                                                        1997                          1996
                                                                     ---------------------------------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                                            $ 196,883                     $ 117,889

Costs and expenses:
     Cost of sales                                                     177,212                       106,143
     Selling, general and administrative expenses                       10,549                         5,611
     Goodwill and intangibles amortization                                 742                           659
     Interest expense, net                                               2,947                           959
     Other, net                                                           (615)                         (443)
                                                                     ---------                     ---------
                                                                       190,835                       112,929

     Income before income taxes                                          6,048                         4,960

     Provision for income taxes                                            736                           763
                                                                     ---------                     ---------
Net income after income taxes                                            5,312                         4,197
                                                                     =========                     =========

Earnings per share:

     Net income per share                                            $    0.36                     $    0.28
                                                                     =========                     =========

Weighted average ordinary
     shares and equivalents                                             14,955                        14,914
                                                                     =========                     =========


            See notes to condensed consolidated financial statements.

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                         ----------------------
                                                           1997           1996
                                                         --------      --------
                                                             (IN THOUSANDS)
Net cash provided by operating activities                $ 17,955      $  3,455

Investing activities:
   Purchases of property and equipment                    (28,173)       (5,739)
   Proceeds from sale of property and equipment                88            39
   Payment for business acquired                           (6,250)         --
                                                         --------      --------

Net cash used for investing activities                    (34,335)       (5,700)
                                                         ========      ========

Financing activities:
   Borrowings from banks, net                              27,925         4,605
   Repayment of capital lease obligations                  (2,129)         (701)
   Repayment of long-term debt                               (277)         (342)
   Repayment of loan from related party                      --             350
   Net proceeds from issuance of share capital                308           547
                                                         --------      --------
Net cash provided by financing activities                  25,827         4,459
                                                         ========      ========

Net increase in cash                                        9,447         2,214
Cash, beginning of period                                  23,645         6,546
                                                         --------      --------
Cash, end of period                                      $ 33,092      $  8,760
                                                         ========      ========



            See notes to condensed consolidated financial statements.

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Flextronics International Ltd.'s annual report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE B - INVENTORIES

The components of inventory consist of the following:


                                                    June 30             March 31
                                                     1997                 1997
                                                   --------             --------
                                                           (In thousands)
Raw materials                                      $ 95,612             $ 64,213
Work-in-process                                      10,753               16,561
Finished goods                                        2,561               25,809
                                                   --------             --------
Total                                              $108,926             $106,583
                                                   ========             ========


NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share.

         The Company plans to adopt SFAS No. 128 in its fourth fiscal quarter ending March 31, 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No.
128.

         In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which will be adopted by the Company in the fourth quarter of 1998). SEAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS No. 129 will have a material impact on its financial position, results of operations, or cash flows.

         In July 1997, the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was issued and is effective for fiscal years ending after December 15, 1997. The adoption is not expected to have a material effect on the financial statements.

NOTE D-NET INCOME PER SHARE

Net income per share for each period is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding during the period using the modified treasury stock method. Common stock equivalents consist of shares issuable upon the exercise of outstanding common stock options and warrants. Fully diluted net income per share is substantially the same as primary net income per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In this Report, the words "expects," "anticipates," "believes," "intends" and similar expressions identify forward-looking statements, which speak only as of the date hereof. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Operating Results," that could cause results to differ materially from historical results or those anticipated. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K and its other Forms 10-Q, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

         In recent years, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, through both acquisitions and internal growth. See "Certain Factors Affecting Future Operating Results - Management of Expansion and Consolidation."

         In January 1995, the Company acquired nCHIP, Inc. ("nCHIP") in exchange for an aggregate of approximately 2,450,000 Ordinary Shares in a transaction accounted for as a pooling of interests. Currently, the Company is engaged in negotiations to sell nCHIP's semiconductor wafer fabrication facilities to a third party.

         In February 1996, the Company acquired Astron Group Limited in exchange for (i) $13,440,605 in cash, (ii) $15.0 million in 8% promissory notes, ($10.0 million of which was paid in February 1997 and $5.0 million of which is payable in February 1998), (iii) 238,684 Ordinary Shares issued at closing and (iv) Ordinary Shares with a value of $10.0 million to be issued on June 30, 1998. The Company also paid an earnout of an additional $6.25 million in cash in April 1997, based on the pre-tax profit of Astron for the calendar year ended December 31, 1996. In addition, in February 1996, the Company agreed to pay in June 1998 a $15.0 million consulting fee to an entity affiliated with Stephen Rees, a former shareholder and the Chairman of Astron and a director of the Company. Payment of the fee was conditioned upon, among other things, Mr. Rees' continuing as Chairman of Astron through June 1998. In March 1997, the Company and Mr. Rees' affiliate agreed to remove the remaining conditions to payment of the fee and to reduce the amount of the fee, which remains payable in June 1998, to $14.0 million. Of the $14.0 million, $5.0 million must be paid in cash. The remaining $9.0 million may be paid in either cash or Ordinary Shares at the option of the Company, and the Company intends to pay such amount in Ordinary Shares. The acquisition of Astron has been accounted for under the purchase method, and accordingly the purchase price has been allocated to the assets and liabilities assumed based upon their estimated fair market values at the date of acquisition. In the fourth quarter of fiscal 1996, the Company wrote off $29.0 million of in-process research and development related to the acquisition of Astron.

         In November 1996, the Company acquired Fine Line in exchange for 223,321 Ordinary Shares in a pooling of interests transaction. The Company's prior financial statements were not restated because the financial results of Fine Line did not have a material impact on the consolidated results.

         On December 20, 1996, the Company acquired 40% of FICO Investment Holding Limited ("FICO") for $5.2 million. The Company paid $3 million in December 1996 and accrued the $2.2 million balance in the fourth quarter of fiscal 1997. The Company has an option to purchase the remaining 60% of FICO in 1998 for a price that is dependent on the financial performance of FICO for the period ending December 31, 1997. FICO produces injection molded plastics for electronics companies with manufacturing facilities in Shenzhen, China.

          On March 27, 1997, the Company acquired from Ericsson Business Networks AB ("Ericsson") two manufacturing facilities (the "Karlskrona Facilities") located in Karlskrona, Sweden and related inventory, equipment and other assets for approximately $82.4 million in cash. The acquisition was financed by borrowings from banks, and accounted for under the purchase method. The Karlskrona Facilities include a 220,000 square foot facility and a 110,000 square foot facility, each of which is ISO 9002 certified. At the same time, the Company and Ericsson entered into a multi-year purchase agreement under which the Company will manufacture, and Ericsson will purchase, certain products used in the business communications systems sold by Ericsson. The Company is currently utilizing the Karlskrona Facilities to assemble and test printed circuit boards, network switches, cordless base stations and other components for these systems. The Company also intends to use the Karlskrona Facilities to offer advanced contract manufacturing services to other European OEMs. Approximately 870 employees are currently based at the Karlskrona Facilities. See "Certain Factors Affecting Future Operating Results Risks of Karlskrona Acquisition."

         The Company has recently consolidated and expanded its manufacturing facilities, with the goal of concentrating its activities in a smaller number of larger, strategically located sites. The Company has closed its Richardson, Texas facility and downsized manufacturing operations at its Singapore facility, while substantially increasing overall capacity by expanding operations in North America, Asia and Europe. In North America, the Company has recently leased a new 71,000 square foot facility, from which the Company intends to offer a wide range of engineering services, and in July 1997 the Company completed construction of a new 73,000 square foot facility, dedicated to high volume PCB assembly. These new facilities are located adjacent to the Company's other San Jose operations. Also in July 1997, the Company completed construction of a 101,000 square foot manufacturing facility on a 32-acre campus site in Guadalajara, Mexico. In Asia, the Company is expanding its Doumen facilities by developing an additional 224,000 square feet for miniaturized gold-finished PCB fabrication and for PCB and full system assembly. The Company completed the construction of this expanded facility in June 1997. The Company is currently installing equipment and infrastructure and commencing production at its new and expanded facilities.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.


                                                              THREE MONTHS ENDED
                                                                    JUNE 30,
                                                            -----------------------
                                                               1996        1997
                                                              -----        -----
Net sales ............................................         100.0%       100.0%

Cost of sales ........................................          90.0         90.0
                                                              -----        -----

     Gross profit ....................................          10.0         10.0

Selling, general and administrative expenses .........           4.8          5.3

Goodwill and intangible assets amortization ..........           0.6          0.4

     Operating income ................................           4.6          4.3

Interest expense and other, net ......................           0.4          1.2

     Income before income taxes ......................           4.2          3.1

Provision for income taxes ...........................           0.6          0.4
                                                               -----        -----

     Net income ......................................           3.6%         2.7%
                                                               =====        =====


Net Sales

         Net sales for the three months ended June 30, 1997 increased 66.9% to $196.9 million from $117.9 million for the three months ended June 30, 1996. The increase in sales was primarily due to (1) sales to Ericsson following the March 27, 1997 acquisition of the Karlskrona Facilities, (2) an increase in sales to certain existing customers, and (3) sales to new customers. This increase was partially offset by reduced sales to certain existing customers, including Minebea, Apple Computer, Visioneer and Global Village. See "Certain Factors Affecting Future Operating Results - Customer Concentration; Dependence on Electronics Industry" and "Certain Factors Affecting Future Operating Results
- Risks of Karlskrona Acquisition."

Gross Profit

         Gross profit varies from period to period and is affected by, among other things, product mix, component costs, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin remained constant at 10.0% for both the three months ended June 30, 1997 and the three months ended June 30, 1996. Gross profit margin in the three months ended June 30, 1997 was favorably affected by cash payments from a customer received under the Company's agreement with that customer as a result of production volumes for that customer that were lower than previously scheduled. The Company's new and expanded facilities provide capacity for production volumes significantly greater than current levels. As a result of this expansion, the Company anticipates increased depreciation and other fixed expenses, and expects that its gross profit margin will be adversely affected in the remainder of fiscal 1998 as it commences volume production in the new facilities.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended June 30, 1997 increased to $10.5 million from $5.6 million for the three months ended June 30, 1996 and increased as a percentage of net sales to 5.3% for the three months ended June 30, 1997 from 4.8% for the three months ended June 30, 1996. The respective increases in selling, general and administrative, and corporate expenses were $0.8 million, $2.6 million, and $1.5 million. The increase in selling expenses is primarily due to the expansion of sales personnel in the United States and Europe and the inclusion of Fineline's selling expenses; the increase in general and administrative expenses is primarily due to the inclusion of the operations of the Karlskrona Facilities; and the increase in corporate expenses is primarily due to an increase in staffing levels, primarily personnel related to implementation of new information systems as well as increased corporate staff, and to increased legal and other professional expenses.

Goodwill and Intangible Assets Amortization

         Goodwill and intangible assets are amortized on a straight line basis. Goodwill and intangible amortization for the three months ended June 30, 1997 increased to $742,000 from $659,000 for the three months ended June 30, 1996. The goodwill and intangible asset amortization are primarily due to the Company's acquisition of Astron.

Interest Expense, Net

         Net interest expense increased to $2,947,000 for the three months ended June 30, 1997 from $959,000 for the three months ended June 30, 1996, due to an increase in indebtedness to finance the Ericsson acquisition. Interest income increased to $284,000 for the three months ended June 30, 1997 from $129,000 for the three months ended June 30, 1996. See "Certain Factors Affecting Future Operating Results - Increased Leverage."

Other, Net

Other net expenses decreased to ($615,000) for the three months ended June 30, 1997 from ($443,000) for the three months ended June 30, 1996, primarily due to income of $300,000 from the Company's investment in FICO.

Provision for Income Taxes

         The Company is structured as a holding company, conducting its operations through manufacturing and marketing subsidiaries in China, Malaysia, Mauritius, the Netherlands, Singapore, Sweden, the United Kingdom and the United States. Each of these subsidiaries is subject to taxation in the country in which it has been formed. The Company's consolidated effective tax rate for any given period is calculated by dividing the aggregate taxes incurred by each of the operating subsidiaries and the holding company by the Company's consolidated pre-tax income. Losses incurred by any subsidiary or by the holding company are not deductible by the entities incorporated in other countries in the calculation of their respective local taxes. For example, the charge for the closing of one plant in Texas in fiscal 1997 was incurred by a United States subsidiary that did not have income against which this charge could be offset.

         The Company's consolidated effective tax rate was 12.2% for the three months ended June 30, 1997. The Company reduced the effective tax rate on certain of its subsidiaries that had certain profitable operations by applying net loss carry forwards. In addition, the Company has reduced the effective tax rate by shifting some of its manufacturing operations from Singapore, which has an ordinary corporate tax rate of 26%, to low cost manufacturing locations. The Company has structured its operations in Asia in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. The Company's Asian manufacturing subsidiaries have at various times been granted certain tax relief in each of these countries, resulting in lower taxes than would otherwise be the case under ordinary tax rates. If tax incentives are not renewed upon expiration, if the tax rates applicable to the Company are rescinded or changed, or if tax authorities challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's worldwide effective tax rate would increase and its results of operations and cash flow would be adversely affected. In addition, the expansion by the Company of its operations in North America and Northern Europe may increase its worldwide effective tax rate.

Variability of Results

         The Company has experienced, and expects to continue to experience, significant periodic and quarterly fluctuations in results of operations due to a variety of factors. These factors include, among other things, timing of orders, the short-term nature of most customers' purchase commitments, volume of orders relative to the Company's capacity, customers' announcements, introduction and market acceptance of new products or new generations of products, evolution in the life cycles of customer's products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, mix of orders filled, and changes or anticipated changes in economic conditions. In addition, the Company's revenues are adversely affected by the observance of local holidays during the fourth fiscal quarter in Malaysia and China, reduced production levels in Sweden in July, and the reduction in orders by certain customers in the fourth quarter reflecting a seasonal slowdown following the Christmas holiday. The market segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Ordinary Shares. In future periods, the Company's revenue or results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's Ordinary Shares would likely be materially adversely affected.

Liquidity and Capital Resources

         The Company has funded its operations from the proceeds of public offerings of equity securities, cash generated from operations, bank debt and lease financing of capital equipment. At June 30, 1997 the Company had cash balances totaling $33.1 million, outstanding bank borrowings of $139.0 million, and an aggregate of $3.7 million available for borrowing under the Company's credit facility.

         Cash provided by operating activities was $26.2 million for the three months ended June 30, 1997, comprised primarily of net income, depreciation, and increases in accounts payable. Cash used for operating activities was $8.3 million for the three months ended June 30, 1997, primarily due to increases in inventory and accounts receivable. Cash provided by operating activities was $18.7 million for the three months ended June 30, 1996, comprised primarily of net income, depreciation, and decreases in accounts receivable. Cash used for operating activities was $15.2 million for the three months ended June 30, 1996, primarily due to decreases in accounts payable.

         Accounts receivable, net of allowance for doubtful accounts increased to $74.0 million at June 30, 1997 from $69.3 million at March 31, 1997. The increase in accounts receivable was primarily due to increased sales for the first quarter of fiscal 1998. Inventories increased to $108.9 million at June 30, 1997 from $106.6 million at March 31, 1997. The increase in inventories was mainly a result of increased purchases of material to support the growing sales. The Company's allowance for doubtful accounts decreased from $5.7 million at March 31, 1997 to $5.3 million at June 30, 1997. The Company's allowance for inventory obsolescence decreased to $6.0 million at June 30, 1997 from $6.2 million at March 31, 1997. The decreases in the allowances were due to the write-offs of accounts receivable and inventories during the three months ended June 30, 1997.

         Net cash used for investing activities during the three months ended June 30, 1997 was $34.3 million which consisted primarily of expenditures for new and expanded facilities, including: the construction in progress at the new campuses in Doumen, China and Guadalajara, Mexico and the new facility in San Jose, California; and machinery and equipment in the San Jose, California and Karlskrona, Sweden facilities. Net cash used for investing activities during the three months ended June 30, 1996 was $28.1 million which consisted primarily of equipment acquisitions and building construction.

         Net cash provided by financing activities was $25.8 million for the three months ended June 30, 1997 and $4.5 million for the three months ended June 30, 1996, in each case consisting primarily of bank borrowings. Bank borrowings increased from $19.0 million at June 30, 1996 to $139.0 million at June 30, 1997 due primarily to borrowings to fund the purchase price for the Karlskrona Facilities.

         On March 27, 1997 the Company entered into a new credit facility consisting of two secured revolving credit and term loan agreements provided by the BankBoston, N.A. as agent (together, the "Credit Facility"). Under the Credit Facility, subject to compliance with certain financial ratios and the satisfaction of customary borrowing conditions, the Company and its United States subsidiary may borrow up to an aggregate of $175.0 million. The Credit Facility includes $105.0 million of revolving credit facilities and a $70.0 million term loan facility. The revolving credit facilities are subject to a borrowing base equal to 70% of consolidated accounts receivable and 20% of consolidated inventory. As of June 30, 1997, $69.0 million of revolving credit loans and $70.0 million of term loans were outstanding, and bore interest at a variable rate equal, as of June 30, 1997, to approximately 8.4% per annum. The term loan amortizes over a 5-year period and is subject to certain mandatory prepayment provisions. Loans under the revolving credit facility will mature in March 2000. Loans to the Company are guaranteed by certain of its subsidiaries and loans to the Company's United States subsidiary are guaranteed by the Company and by certain of the Company's subsidiaries. The Credit Facility is secured by a lien on substantially all accounts receivable and inventory of the Company and its subsidiaries, as well as a pledge of the Company's shares in certain of its subsidiaries. The Credit Facility contains a number of operating and financial covenants and provisions.

         The Company's capital expenditures in first quarter of fiscal 1998 were approximately $30.5 million and the Company anticipates that its aggregate capital expenditures in fiscal 1998 will be approximately $65.0 million, primarily relating to the development of new and expanded facilities in San Jose, California, Guadalajara, Mexico and Doumen, China. In addition, the Company will be required to expend cash in fiscal 1998 pursuant to the terms of the Astron acquisition. The Company paid an earnout of $6.25 million in cash in April 1997, and will be required to make a principal payment of $5.0 million in February 1998 pursuant to the terms of a note issued by it in connection with the Astron acquisition. The Company is also required to make a $14.0 million payment to an entity affiliated with Stephen Rees in June 1998. $5.0 million of this amount is payable in cash and $9.0 million is payable in cash or, at the option of the Company, in Ordinary Shares, and the Company intends to pay the $9.0 million portion in Ordinary Shares. The Company also anticipates that its working capital requirements will increase in order to support anticipated volumes of business. Future liquidity needs will depend on, among other factors, the timing of expenditures by the Company on new equipment, levels of shipments by the Company, changes in volumes of customer orders. The Company believes that the existing cash balances, together with anticipated cash flow from operations and amounts available under the Credit Facility, will be sufficient to fund its operations through fiscal 1998.



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

Risks Of Karlskrona Acquisition

         The acquisition of the Karlskrona Facilities and the execution of a multi-year purchase agreement between the Company and Ericsson represent a significant expansion of the Company's operations, and entail a number of risks. In particular, until March 27, 1997, the Karlskrona Facilities operated as captive manufacturing facilities for Ericsson and are now being integrated into the Company's ongoing manufacturing operations. This requires optimizing production lines, implementing new management information systems, implementing the Company's operating systems, and assimilating and managing existing personnel. The difficulties of this integration may be further complicated by the geographical distance of the Karlskrona Facilities from the Company's current operations in Asia and the United States. In addition, the acquisition of the Karlskrona Facilities has increased and will continue to increase the Company's expenses and working capital requirements, and place burdens on the Company's management resources. In the event the Company is unsuccessful in integrating these operations, the Company would be materially adversely affected.

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

         Increased Leverage

         The Company's ratio of indebtedness to shareholders equity increased from approximately 75.6% at June 30, 1996 to 184.8% at June 30, 1997. See "-- Liquidity and Capital Resources." The degree to which the Company is leveraged could have important consequences to the Company and its shareholders, including the following: (i) the Company's ability to obtain additional financing may be impaired; (ii) the Company's operating flexibility is limited by covenants that limit its ability to incur additional indebtedness, grant liens and enter into sale and leaseback transactions; and (iii) the Company's degree of leverage may make it more vulnerable to economic downturns, may limit its ability to pursue other business opportunities and may reduce its flexibility in responding to changing business and economic conditions.

         Management of Expansion and Consolidation

         The Company is currently experiencing a period of rapid expansion through both internal growth and acquisitions, with net sales increasing from $80.7 million in fiscal 1992 to $490.6 million in fiscal 1997 and $196.9 million in the first quarter of fiscal 1998. There can be no assurance that the Company's historical growth will continue or that the Company will successfully manage the integration of the acquired operations. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial controls and hire additional engineering and sales personnel. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's results of operations.

         Expansion through acquisition and internal growth has contributed to the Company's incurring significant accounting charges and experiencing volatility in its operating results. There can be no assurance that the Company will not continue to experience volatility in its operating results or incur write-offs in connection with its expansion efforts. See "-- Overview." In addition, the Company has recently completed the construction of significant new facilities in Guadalajara, Mexico, Doumen, China and San Jose, California, resulting in new fixed expenses, including substantial increases in depreciation expense that will increase the Company's cost of sales. There can be no assurances that the Company will utilize a sufficient portion of the capacity of these facilities to offset the impact of these expenses on its gross margins and operating income.

         The Company is beginning the process of replacing its management information systems. The new systems will significantly affect many aspects of the Company's business including its manufacturing, sales and marketing, and accounting functions and the Company's ability to integrate the Karlskrona Facilities, which must be converted to the new system. In addition, the successful implementation of the new systems will be important to facilitate future growth. The Company currently anticipates that the complete installation of its new management information systems will take at least 18 months, and implementation of the new systems could cause significant disruption in operations. If the Company is not successful in implementing its new systems or if the Company experiences difficulties in such implementation, the Company could experience problems with the delivery of its products or an adverse impact on its ability to access timely and accurate financial and operating information.

         Customer Concentration; Dependence on Electronics Industry

         A small number of customers are responsible for a significant portion of the Company's net sales. The Company's largest customer during the first three months of fiscal 1998 was Ericsson, with net sales to Ericsson accounting for approximately 30% of total net sales. Net sales to Advanced Fibre Communications were approximately 10% and 4% of total net sales for the three month periods ending June 30, 1997 and June 30, 1996, respectively. No other customer accounted for more than 10% of net sales for the period ending June 30, 1997. Net sales to the Company's top five customers during the three months ended June 30, 1997 accounted for approximately 61% of consolidated sales, compared to approximately 45% during the three months ended June 30, 1996. The composition of the group comprising the Company's largest customers has varied from year to year, and there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of one or more major customers, would have a material adverse effect on the Company. The Company generally does not obtain firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced contracts with new business cannot be assured.

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

         Risks of International Operations

         The geographical distances between Asia, the United States and Europe create a number of logistical and communications challenges. Because of the location of manufacturing facilities in a number of countries, the Company is affected by economic and political conditions in those countries. In particular, the Company's operations and assets are subject to significant political, economic, legal and other uncertainties in China and Mexico, where the Company is substantially expanding its operations, as well as in Hong Kong, where the Company maintains certain administrative and procurement operations. Changes in policies by the U.S. or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could also have a material adverse effect on the Company.

         Currency Fluctuations

         While Flextronics transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of Flextronics' costs such as payroll, rent and indirect operation costs, are denominated in other currencies such as Singapore dollars, Swedish kronor, Hong Kong dollars, Malaysian ringgit, British pounds sterling and Chinese renminbis. Historically, fluctuations in foreign currency exchange rates have not resulted in significant exchange losses to the Company. Following the consummation of the Ericsson Transaction, a significant portion of the Company's business has been, and the Company expects will continue to be, conducted in Swedish kronor. Changes in the relation of these and other currencies to the U.S. dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. The Company has historically not actively engaged in substantial exchange rate hedging activities and unless such activities are successfully implemented, the Company will be subject to significantly greater exchange rate fluctuation risk following the Ericsson Transaction. There can be no assurance that the Company will implement any hedging techniques or that if it does so, that such techniques will be successful.

                           PART II - OTHER INFORMATION

Items 1 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         (11.1)   Statement re:  computation of earnings per share.

         (27.1)   Financial Data Schedule

     (b)  Reports on Form 8-K:

          Form 8-K filed April 11, 1997, reporting the acquisition of the Karlskrona Facilities pursuant to Item 2 of Form 8-K and reporting the Credit Facility pursuant to Item 5 of Form 8-K. No financial statements were filed.

 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                     FLEXTRONICS INTERNATIONAL LTD.
                                     (Registrant)




Date  August 19, 1997                /s/ Michael E. Marks
                                     -----------------------------------------
                                     Michael E. Marks, Chief Executive Officer




Date  August 19, 1997                /s/ Robert B. Dykes
                                     -----------------------------------------
                                     Robert B. Dykes, Senior Vice President,
                                     Finance and Administration; Chief
                                     Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Document Description

11.1              Statement re:  computation of earnings per share

27.1              Financial data schedule