Form 10-K405/A
period 1997-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 1997-08-21
CIK 866374

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT NO. 1



                                       TO


                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ---------- TO ----------

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

     Income Taxation Under United States Law


     U.S. Shareholders (as defined below) will, upon the sale or exchange of a share, recognize gain or loss for U.S. income tax purposes in an amount equal to the difference between the amount realized and the U.S. Shareholder's tax basis in such a share. If paid in currency other than U.S. dollars, the U.S. dollar amount realized (as determined on the trade date) is determined by translating the foreign currency into U.S. dollars at the spot rate in effect on the settlement date of the sale in the case of a U.S. Shareholder that is a cash basis taxpayer. An accrual basis taxpayer may elect to use the spot rate in effect on the settlement date of the sale by filing a statement with the U.S. Shareholder's first return in which the election is effective clearly indicating that the election has been made. Such an election must be applied consistently from year to year and cannot be changed without the consent of the Internal Revenue Service. Such gain or loss will be capital gain or loss if the share was a capital asset in the hands of the U.S. Shareholder and will not be short-term capital gain or loss if the share has been held for more than one year. If a U.S. Shareholder receives any currency other than U.S. dollars on the sale of a share, such U.S. Shareholder may recognize ordinary income or loss as a result of currency fluctuations between the date of such sale and the date such sale proceeds are converted into U.S. dollars.


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


                                                          YEAR ENDED MARCH 31,
                                      ------------------------------------------------------------
                                        1993         1994       1995(1)      1996(2)(3)   1997(4)
                                      --------     --------     --------     --------     --------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales.........................  $100,759     $131,345     $237,386     $448,346     $490,585
  Cost of sales.....................    91,794      117,392      214,865      407,457      440,448
                                      --------     --------     --------     --------     --------
     Gross profit...................     8,965       13,953       22,521       40,889       50,137
  Selling, general and
     administrative expenses........     7,131        8,667       11,468       18,787       28,884
  Research and development..........        81          202           91       29,000           --
  Goodwill and intangibles
     amortization...................       388          419          755        1,283        2,635
  Bank commitment and consulting
     fees...........................        --           --           --           --        1,831
  Provision for plant closings......        --          830           --        1,254        5,868
                                      --------     --------     --------     --------     --------
     Operating income (loss)........     1,365        3,835       10,207       (9,435)      10,919
  Interest expense and other, net
     ...............................     2,329        1,376        1,043        1,906        1,485
  Merger expenses...................        --           --          816           --           --
  Income from associated company....        --           --           --           --          241
  Income (loss) from joint
     venture........................        --          (70)        (729)          --           --
                                      --------     --------     --------     --------     --------
     Income (loss) before income
       taxes........................      (964)       2,389        7,619      (11,341)       9,675
  Provision for income taxes........       264          654        1,463        3,791        2,212
  Extraordinary gain................        --          416           --           --           --
     Net income (loss)..............  $ (1,228)    $  2,151     $  6,156     $(15,132)    $  7,463
                                      ========     ========     ========     ========     ========
  Net income (loss) per share.......  $  (0.17)    $   0.28     $   0.51     $  (1.19)    $   0.50
                                      ========     ========     ========     ========     ========
  Weighted average Ordinary Shares
     and
     equivalents....................     7,382        7,730       12,103       12,684       14,877


                                                               MARCH 31,
                                      ------------------------------------------------------------
                                        1993         1994         1995         1996         1997
                                      --------     --------     --------     --------     --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)...........    (1,201)      30,669       33,425       30,801      (25,047)
Total assets........................    52,430      103,129      116,117      231,024      359,234
Long-term debt and capital lease
  obligations, excluding current
  portion...........................    17,243        4,755        6,890       17,674       12,302
Shareholders' equity (deficit)......    (2,256)      46,703       57,717       73,059       83,592

---------------

(1) In January 1995, the Company acquired nCHIP in exchange for an aggregate of 2,450,000 Ordinary Shares in a transaction accounted for as a pooling of interests. Accordingly, the financial data presented for each fiscal period includes the historical results of nCHIP.

(2) The Consolidated Financial Statements of the Company for the fiscal year ended March 31, 1996 have been restated as a result of changes in the Company's accounting for the acquisition of Astron. See Note 14 of Notes to Consolidated Financial Statements and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Changes in Accounting for Astron Acquisition."



(3) In the fourth quarter of fiscal 1996, the Company wrote off $29.0 million of In-process research and development associated with the acquisition of Astron and also recorded charges totaling $1.3 million for costs associated with the closing of one of the Company's Malaysian plants and its Shekou, China operations.



(4) In the third and fourth quarters of fiscal 1997, the Company incurred plant closing expenses aggregating $5.9 million in connection with the closing of its Texas facility and the nCHIP semiconductor fabrication facility and the downsizing of its Singapore manufacturing operation.

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

     In February 1996, the Company acquired Astron Group Limited in exchange for
(i) $13,440,605 in cash, (ii) $15.0 million in 8% promissory notes, ($10.0 million of which was paid in February 1997 and $5.0 million of which is payable in February 1998), (iii) 238,684 Ordinary Shares issued at closing and (iv) Ordinary

Shares with a value of $10.0 million to be issued on June 30, 1998. The Company also paid an earnout of an additional $6.25 million in cash in April 1997, based on the pre-tax profit of Astron for the calendar year ended December 31, 1996. In addition, in February 1996, the Company agreed to pay in June 1998 a $15.0 million consulting fee to an entity affiliated with Stephen Rees, a former shareholder and the Chairman of Astron and a director of the Company. Payment of the fee was conditioned upon, among other things, Mr. Rees' continuing as Chairman of Astron through June 1998. In March 1997, the Company and Mr. Rees' affiliate agreed to remove the remaining conditions to payment of the fee and to reduce the amount of the fee, which remains payable in June 1998, to $14.0 million. Of the $14.0 million, $5.0 million must be paid in cash. The remainder may be paid in either cash or Ordinary Shares at the option of the Company, and the Company currently intends to pay such amount in Ordinary Shares. See "Item 13 -- Certain Relationships and Related Transactions." The acquisition of Astron has been accounted for under the purchase method, and accordingly the purchase price has been allocated to the assets and liabilities assumed based upon their estimated fair market values at the date of acquisition.


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


     On December 20, 1996, the Company acquired 40% of FICO for $5.2 million. Of this, the Company paid $3 million in December 1996 and accrued the $2.2 million balance in the fourth quarter of fiscal 1997. The Company also has an option to purchase the remaining 60% interest of FICO in 1998 for a price that is dependent on the financial performance of FICO for the period ending December 31, 1997.


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

Financial Statements. The effect on the Company's reported statement of operations and balance sheet is as follows:

                                    FISCAL YEAR ENDED MARCH 31, 1996     NINE MONTHS ENDED DECEMBER 31, 1996
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


LIQUIDITY AND CAPITAL RESOURCES


     The Company has funded its operations from the proceeds of public offerings of equity securities, cash generated from operations, bank debt and lease financing of capital equipment. In March 1997, the Company terminated the $48.0 million line of credit from several banks and obtained a new $175.0 million credit facility from BankBoston, N.A. At March 31, 1997 the Company had cash balances totaling $23.6 million, outstanding bank borrowings of $111 million, and an aggregate of $64.0 million available for borrowing under the New Credit Facility (as defined below).


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

     Increased Leverage


     At March 31, 1997, the Company had consolidated indebtedness of approximately $150.6 million (including bank borrowings, long-term debts and capitalized lease obligations, and excluding $9.0 million of liabilities relating to the Astron acquisition that may be repaid in cash or, at the option of the Company, in the Company's Ordinary Shares). The Company's indebtedness as of March 31, 1997 included borrowings under the New Credit Facility on March 27, 1997 of $111.0 million which substantially increased the Company's leverage. As a result, the Company's ratio of indebtedness to shareholders equity increased from approximately 88% at March 31, 1996 to 181% at March 31, 1997. See
"-- Liquidity and Capital Resources."


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


     In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may contribute in the future to significant periodic and quarterly fluctuations in the Company's results of operations. These factors include, among other things: timing of orders; volume of orders relative to the Company's capacity; customers' announcements, introductions and market acceptance of new products or new generations of products; evolution in the life cycles of customers' products; timing of expenditures in anticipation of future orders; effectiveness in managing manufacturing processes; changes in cost and availability of labor and components; product mix; and changes or anticipated changes in economic conditions. In addition, the Company's revenues are adversely affected by the observance of local holidays during the fourth fiscal quarter in Malaysia and China, reduced production levels in Sweden in July, and the reduction in orders by certain customers in the fourth fiscal quarter reflecting a seasonal slowdown following the Christmas holiday.

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

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                                                            AWARDS
                                                       ANNUAL COMPENSATION               ------------
                                           --------------------------------------------   SECURITIES
                                           FISCAL                         OTHER ANNUAL    UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR     SALARY      BONUS    COMPENSATION     OPTIONS
---------------------------                ------   ---------  ---------  -------------  ------------
Michael E. Marks...........................  1997   $ 300,000  $  80,400  $  242,403(1)     250,000
Chairman of the Board and Chief             1996    $ 275,000  $ 132,500  $   19,188(2)     150,000
Executive Officer                           1995    $ 250,000  $  45,750  $   16,374(3)      25,000
Tsui Sung Lam..............................  1997   $ 256,791  $  87,180  $   28,757(4)      20,000
President Asia-Pacific Operations           1996    $ 249,176  $ 143,313  $   39,988(5)      40,000
                                            1995    $ 216,028  $  67,533  $   18,288(6)          --
Michael McNamara...........................  1997   $ 199,999  $  30,642  $   16,495(7)      21,000
Vice President, President of U.S.           1996    $ 173,250  $  53,626  $   11,778(8)      15,000
Operations                                  1995    $ 165,000  $  15,468  $    6,600(9)          --
Dennis Stradford...........................  1997   $ 191,100  $  33,634  $  15,490(11)          --
Senior Vice President, Sales and            1996    $ 191,100  $  65,066  $  21,835(12)      13,000
Marketing (10)                              1995    $ 182,000  $  45,018  $  16,000(13)          --
Goh Chan Peng..............................  1997   $ 174,283  $  44,870  $  24,449(14)      16,000
Senior Vice President of Finance            1996    $ 163,718  $  65,976  $  24,217(15)      15,000
and Operations, Asia-Pacific                1995    $ 134,193  $  49,544  $  14,122(16)          --

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


     The following table sets forth further information regarding option grants during fiscal 1997 to each of the Named Executive Officers. All options were granted pursuant to the Company's 1993 Share Option Plan. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective five-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5.0% and 10.0% from the date the option was granted to the end of the option term.


                          OPTION GRANTS IN FISCAL 1997


                                                                                     POTENTIAL REALIZABLE
                                                                                             VALUE
                                                                                    AT ASSUMED ANNUAL RATES
                           NUMBER OF   PERCENTAGE OF                                    OF STOCK PRICE
                           SECURITIES  TOTAL OPTIONS                                     APPRECIATION
                           UNDERLYING   GRANTED TO       EXERCISE                     FOR OPTION TERM(3)
                            OPTIONS    EMPLOYEES IN       PRICE       EXPIRATION   -------------------------
          NAME             GRANTED(1)      1997        PER SHARE(2)      DATE          5%            10%
-------------------------  ---------   -------------   ------------   ----------   ----------     ----------
Michael E. Marks.........   250,000         34.7%        $ 23.125       11/08/01   $1,597,244     $3,529,511
Tsui Sung Lam............    20,000          2.8%        $ 23.125       11/08/01      127,780        282,361
Michael McNamara.........     1,000          0.1%        $ 19.75        08/27/01        5,457         12,058
                             20,000          2.1%        $ 23.125       11/08/01      127,780        282,361
Dennis P. Stradford......        --           --           --                 --           --             --
Goh Chan Peng............     1,000          0.1%        $ 19.75        08/27/01        5,457         12,058
                             15,000          2.1%        $ 23.125       11/08/01       95,835        211,771


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


     The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during fiscal 1997, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of March 31, 1997. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and $19.875 per share, which was the closing price of the Company's Ordinary Shares as reported on the Nasdaq National Market on March 31, 1997, the last day of trading for fiscal 1997.


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

---------------


(1) "Value Realized" represents the fair market value of the Ordinary Shares underlying the option on the date of exercise less the aggregate exercise price of the option.



(2) These values, unlike the amounts set forth in the column entitled "Value Realized," have not been, and may never be, realized and are based on the positive spread between the respective exercise prices of outstanding options and the closing price of the Company's Ordinary Shares on March 31, 1997, the last day of trading for fiscal 1997.


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


                                                                     NUMBER OF SHARES
              NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED(1)   PERCENT(2)
-----------------------------------------------------------------  ---------------------   ----------
Ronald Baron(3)..................................................        1,931,600            14.05%
  c/o Baron Capital Management, Inc.
  767 Fifth Avenue, 24th Floor
     New York, New York 10153
Sequoia Capital(4)...............................................          953,443             6.92%
  3000 Sand Hill Road
  Building 4, Suite 280
  Menlo Park, California 94025
The Capital Group Companies(5)...................................          781,500             5.68%
  333 South Hope Street
  Los Angeles, California 90071
Richard L. Sharp(6)..............................................          948,019             6.89%
  c/o Circuit City Stores, Inc.
  9950 Mayland Drive
  Richmond, Virginia 23233
Michael E. Marks(7)..............................................          384,551             2.80%
Tsui Sung Lam(8).................................................           56,878            *
Michael McNamara(9)..............................................           35,356            *
Goh Chan Peng(10)................................................           21,604            *
Robert R.B. Dykes(11)............................................           37,899            *
Bernard J. Lacroute(12)..........................................           62,730            *
Michael Moritz(13)...............................................          953,443             6.92%
Stephen J.L. Rees(14)............................................           61,255            *
All directors and executive officers as a group (9
  persons)(15)...................................................        2,561,735            18.08%

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


(10) Includes 21,604 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Goh.



(11) Includes 37,500 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Dykes.

(12) Includes 14,503 shares held by KPCB Zaibatsu Fund I. KPCB IV Associates, L.P., of which Mr. Lacroute is a limited partner, is the general partner of KPCB Zaibatsu Fund I. Mr. Lacroute disclaims beneficial ownership of such shares. Also includes 10,727 shares held by the Bernard and Ronni Lacroute Trust and 37,500 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Lacroute.



(13) Includes 788,985 shares held by Sequoia Capital Growth Fund, a limited partnership, 50,291 shares held by Sequoia Technology Partners III, a limited partnership, 80,167 shares held by Sequoia Capital VII, a limited partnership, 3,900 shares held by Sequoia Technology Partners VII, a limited partnership and 2,600 shares held by Sequoia 1995, a limited corporation. Sequoia Partners (CF) is the general partner of Sequoia Capital Growth Fund and has sole voting and investment power over such shares. The general partners of Sequoia Partners (CF) are Donald T. Valentine, Pierre R. Lamond, Thomas F. Stephenson, Michael J. Moritz and Gordon Russell. The general partners of Sequoia Technology Partners III are Donald T. Valentine, Pierre R. Lamond, Thomas F. Stephenson and Gordon Russell. The general partner of Sequoia Capital VII and Sequoia Technology Partners VII is Sequoia Capital VII-A Management, LLC. The general partners of Sequoia Capital VII-A Management, LLC are Mr. Moritz, Douglas Leone, Mark Stevens, Thomas Stephenson and J. Thomas McMurray. Also includes 27,500 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Moritz.



(14) Also includes 3,754 shares held by Mrs. Janine Margaret Rees. Includes 20,208 shares subject to options exercisable within 60 days after June 30, 1997 held by Mr. Rees.



(15) Includes 413,015 shares subject to options exercisable within 60 days after June 30, 1997.


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


     Effective March 27, 1997, the Company revised the Services Agreement and the Supplemental Services Agreement, and appointed Mr. Rees as the Company's Senior Vice President-Worldwide Sales. In connection with this revision, the amount of the payment due on June 30, 1998 was reduced from $15.0 million to $14.0 million and the remaining conditions to the Company's payment of the fee were removed. Of the $14.0 million, $5.0 million remains payable in cash, and $9.0 million remains payable in cash or, at the option of the Company, in Ordinary Shares. This reduction was negotiated in view of (i) a negotiated settlement in March 1997 of the amount of the earn-out payable by the Company to the former shareholders of Astron in which the Company agreed to certain matters affecting the amount of the earn-out payment, and (ii) the elimination of the conditions to payment and of Mr. Rees' ongoing obligations under the Services Agreement and the Supplemental Services Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."


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


     As discussed in Note 14 of the notes to consolidated financial statements, the 1996 financial statements have been restated to correct the Company's accounting for the acquisition of the Astron Group Limited to conform to United States Generally Accepted Accounting Principles.


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

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          YEAR ENDED
                                                                           MARCH 31,
                                                                -------------------------------
                                                                  1995      1996*       1997
                                                                --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)...........................................  $  6,156   $(15,132)  $   7,463
  Adjustments to reconcile net income to cash provided by
     operating activities:
     nCHIP fiscal year conversion.............................      (596)        --          --
     Depreciation and amortization of equipment and leasehold
       improvements...........................................     5,370      9,344      10,940
     Amortization of goodwill.................................       510        739         989
     Amortization of intangible assets........................       245        544       1,646
     Loss/(gain) on disposal of property and equipment........        56       (121)        (85)
     Loss on disposal of investment...........................        --        266          --
     Allowance for doubtful debts.............................     1,211      1,675       2,866
     Allowance for stock obsolescence.........................        43      1,631       4,228
     Loss/(income) from associated company....................       729         --        (241)
     In process research and development written off..........        --     29,000          --
     Provision for plant closure..............................        --      1,254       5,308
     Deferred income taxes....................................       237         84        (791)
     Amortisation of discount.................................        --         60         363
     Issuance of non-employee stock options...................        --         --         380
                                                                --------   --------   ---------
                                                                  13,961     29,344      33,066
  Changes in operating assets and liabilities:
     Trade accounts receivable................................   (15,057)   (28,965)      7,007
     Notes receivable.........................................        --       (500)       (586)
     Inventories..............................................    (3,156)   (19,209)     (2,533)
     Other accounts receivable................................    (2,430)     2,889      (5,678)
     Deposits and other.......................................       311       (140)     (1,208)
     Accounts payable.........................................     2,995     14,143       7,991
     Other accrued liabilities................................      (984)       607       6,666
     Income taxes payable.....................................       933      1,121       1,396
     Amount due from associated company.......................        --         --         546
                                                                --------   --------   ---------
       Cash provided by (used for) operating activities.......  $ (3,427)  $   (710)  $  46,667
                                                                --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.........................  $ (7,536)  $(15,812)  $ (26,984)
  Proceeds from sale of property and equipment................        38        228         816
  Intangibles arising from acquisition of subsidiaries........       (62)        --          --
  Investment in associated company............................        --        886      (3,000)
  Loan to joint venture.......................................    (1,000)        --          --
  Redemption of preference shares in joint venture............     1,730         --          --
  Payment for business acquired, net of cash acquired.........    (3,343)   (15,152)         --
  Repayment of loan from related party........................        --        815          --
  Loan to related party.......................................        --         --        (469)
  Purchase of assets from Ericsson............................        --         --     (82,354)
                                                                --------   --------   ---------
Cash used for investing activities............................   (10,173)   (29,035)   (111,991)
                                                                --------   --------   ---------

                                 (IN THOUSANDS)

                                                                          YEAR ENDED
                                                                           MARCH 31,
                                                                  1995      1996*       1997
                                                                --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from banks.......................................     7,000     43,980     152,761
  Repayments to banks.........................................   (16,417)   (31,700)    (56,041)
  Proceeds from long-term debt................................        --      2,873         776
  Repayment of long-term debt.................................        (8)    (1,070)     (1,536)
  Refinancing of lease assets.................................        --         --       3,509
  Repayment of capital lease obligations......................    (4,310)    (5,767)     (7,991)
  Proceeds from issuance of share capital.....................     5,454      1,009       1,362
  Payments on notes payable...................................    (2,535)       (17)    (10,463)
  Proceeds from secondary listing.............................        --     22,310          --
                                                                --------   --------   ---------
     Cash provided by/(used for) financing activities.........   (10,816)    31,618      82,377
                                                                --------   --------   ---------
  Increase (decrease) in cash and cash equivalents............   (24,416)     1,873      17,053
  Effect of exchange rate changes on cash and cash
     equivalents..............................................        --        (78)         46
  Cash and cash equivalents at beginning of period............    29,167      4,751       6,546
                                                                --------   --------   ---------
     Cash and cash equivalents at end of period...............  $  4,751   $  6,546   $  23,645
                                                                ========   ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
     Interest.................................................  $    779   $  2,482   $   3,025
     Income taxes.............................................       297      2,656       1,717
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Equipment acquired under capital lease obligations..........     8,338     11,556       6,387
  Purchase of subsidiaries financed by issuance of 66,908
     ordinary shares valued at $14.019........................        --        938          --
  238,684 ordinary shares valued at $27.262...................        --      6,507          --
  223,321 ordinary shares valued at $25.524...................        --         --       5,700
  Promissory notes valued at $10 million payable in February
     1997.....................................................        --     10,000          --
  Promissory notes valued at $5 million payable in February
     1998.....................................................        --      5,000          --
  Ordinary Shares with a value of $10 million to be issued on
     June 30, 1998............................................        --     10,000          --
  Cash and Ordinary Shares valued at $14.124 million to
     Stephen Rees at the option of the Company due on June 30,
     1998.....................................................        --     14,124      (1,000)
  Contingent earnout of $6.25 million payable to Astron
     shareholders in April 1997...............................        --         --       6,250

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
                                                                   =======     =======

  Inventories


     Inventories are stated at the lower of cost or market value. Cost is comprised of direct materials on a first-in-first-out basis and in the case of finished products and work-in-progress includes direct labor and attributable production overheads based on normal levels of activity. The components of inventories are as follows (in thousands):


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

  Stock based compensation


     The Company has elected to follow APB opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee options because, as discussed below (see note 10), the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognised.


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


     (d) A lien on all accounts receivable and inventory of the Company and certain of its subsidiaries.


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

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)


     Prior to becoming the Company's Chief Officer in January 1994, Michael E. Marks was the President and Chief Executive Officer of Metcal, Inc. Michael E. Marks remained as a director of Metcal, Inc. during the year ended March 31, 1997.


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

14. MERGERS, ACQUISITIONS AND STRATEGIC INVESTMENTS

  Restatement


     The Company has reconsidered its accounting treatment for the acquisition of the Astron Group Limited ("Astron") and a new independent valuation was performed as of the date of the acquisition to address certain matters not addressed in the original valuation. The cost of acquiring Astron has also been changed from amounts previously reported to correct certain errors. The allocation of the revised purchase price to the assets acquired is based on the new valuation report.


     The originally reported consideration paid to acquire Astron at February 2, 1996 and the revised cost are as follows:


                                                              AS ORIGINALLY
                                                                REPORTED        AS RESTATED
                                                              -------------     -----------
        Cash................................................     $13,440          $13,440
        Ordinary shares.....................................       6,507            6,507
        Ordinary shares to be issued June 30, 1998..........      10,000           10,000
        Promissory notes....................................      15,000           15,000
        Contingent ("earnout") consideration................       3,125               --(i)
        Service agreement...................................          --           14,124(ii)
        Direct costs........................................         700              700
                                                                 -------          -------
        Total purchase consideration........................     $48,772          $59,771
                                                                 =======          =======


---------------


(i) Part of the conditions for the contingent earnout have been deemed by management to have been met based on the management accounts of Astron at March 31, 1996, but this amount was not accounted for as required by generally accepted accounting principles where any contingent additional consideration should be disclosed but not recorded as a liability.



(ii) The consultant and service agreement with an affiliate of the former Chairman of Astron ("Service Agreement") required a $15 million payment on June 30, 1998, of which $5 million is payable in cash and the balance in Ordinary Shares. The Service Agreement was originally deemed a contingent compensation agreement. However, no compensation expense was recorded in 1996 and no effect was given in the computation of earnings per share to the portion payable in Ordinary Shares as required by generally accepted accounting principles. On reconsideration, it was determined that the agreement should be accounted for as the payment of purchase consideration. The cash portion is included at its present value as of February 2, 1996, and the stock portion has been included in the computation of earnings per share. This Service Agreement was subsequently revised on March 27, 1997 to remove the remaining conditions to payment of the fee and reduce the amount payable to $14 million.

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
                                                                 =======          =======


     The Company has restated its March 31, 1996 financial statements to give effect to the above changes in the consideration, and the new allocation of the purchase price. The $17.4 million net loss previously reported for the year ended March 31, 1996 has been reduced by $2.3 million ($0.20 per share) to give effect to the change in the amount of in-process research and development written off on acquisition offset in part by the amortization of the recorded goodwill and the increase in the acquired intangible assets. The per share amount also includes the effect of restating the weighted average number of outstanding Ordinary Shares and equivalents.


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


Date: August 19, 1997

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



                  SIGNATURE                                 TITLE                     DATE
---------------------------------------------  -------------------------------  ----------------
            /s/ MICHAEL E. MARKS               Chairman of the Board and Chief   August 19, 1997
---------------------------------------------  Executive Officer (principal
              Michael E. Marks                 executive officer)

             /s/ TSUI SUNG LAM*                President, Asia Pacific           August 19, 1997
---------------------------------------------  Operations and Director
                Tsui Sung Lam

             /s/ GOH CHAN PENG*                Senior Vice President, Finance    August 19, 1997
---------------------------------------------  and Operations, Asia Pacific
                Goh Chan Peng                  (principal financial and
                                               accounting officer)

           /s/ ROBERT R.B. DYKES*              Senior Vice President of          August 19, 1997
---------------------------------------------  Finance and Administration and
              Robert R.B. Dykes                Director

          /s/ BERNARD J. LACROUTE*             Director                          August 19, 1997
---------------------------------------------
             Bernard J. Lacroute

           /s/ MICHAEL J. MORITZ*              Director                          August 19, 1997
---------------------------------------------
              Michael J. Moritz
           /s/ STEPHEN J.L. REES*              Senior Vice President,            August 19, 1997
---------------------------------------------  Worldwide Sales and Marketing
              Stephen J.L. Rees                and Director

            /s/ RICHARD L. SHARP*              Director                          August 19, 1997
---------------------------------------------
              Richard L. Sharp

          *By: /s/ MICHAEL E. MARKS
---------------------------------------------
              Michael E. Marks
              Attorney-in-fact

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                                 DOCUMENT DESCRIPTION
    ------     -----------------------------------------------------------------------------
     2.1       Agreement and Plan of Reorganization dated as of September 12, 1994 among the
               Company, nCHIP Acquisition Corporation and nCHIP (the "Reorganization
               Agreement"). Certain Disclosure Schedules of nCHIP and the Company setting forth various exceptions to the representations and warranties pursuant to the Reorganization Agreement have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
               (Incorporated by reference to Exhibits 2.1 through 2.6 of the Company's registration statement on Form S-4, No. 33-85842.)
     2.2       Amendment No. 1 to the Reorganization Agreement dated as of December 8, 1994 among the Company, nCHIP Acquisition Corporation and nCHIP. (Incorporated by
               reference to Exhibit 2.7 of the Company's registration statement on Form S-4,
               No. 33-85842.)
     2.3       Share Purchase Agreement dated as of April 12, 1995 among the Company, A&A and all of the shareholders of A&A. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K for the event reported on April
               12, 1995.)
     2.4       Share Purchase Agreement among the Company, A&A and all of the shareholders of A&A. 2.5 (Incorporated by reference to Exhibit 2.1 of the Company's
               Current Report on Form 8-K for the event reported on April 12, 1995.)
     2.5       Agreement among the Company, Alberton Holdings Limited and Omac Sales Limited
               dated as of January 6, 1996. (Incorporated by reference to Exhibit 2.1 of the
               Company's Current Report on Form 8-K for the event reported on February 2,
               1996.)
     2.6       Asset Transfer Agreement dated as of February 12, 1997 between Ericsson
               Business Networks AB and Flextronics International Sweden AB. (Incorporated
               by reference to Exhibit 2.1 of the Company's registration statement on Form
               S-3, No. 333-21715.)
     3.1       Memorandum of Association of the Company. (Incorporated by reference to
               Exhibit 3.1 of the Company's registration statement on Form S-1, No.
               33-74622.)
     3.2       Articles of Association of the Company. (Incorporated by reference to Exhibit
               3.2 of the Company's registration statement on Form S-4, No. 33-85842.)
     4.1       Registration Rights Agreement dated July 8, 1993, as amended. (Incorporated by reference to Exhibit 10.34 of the Company's registration statement on Form
               S-1, No. 33-74622.)
     4.2       Registration Rights Agreement dated as of April 12, 1995 among the Company and certain shareholders of A&A. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K for the event reported on April 12,
               1995.)
    10.1       Form of Indemnification Agreement between the Registrant and its Directors and certain officers. (Incorporated by reference to Exhibit 10.1 of the
               Company's registration statement on Form S-1, No. 33-74622.)
    10.2+      1993 Share Option Plan. (Incorporated by reference to Exhibit 10.2 of the
               Company's registration statement on Form S-1, No. 33-74622.
    10.3+      Executives' Share Option Scheme, as amended. (Incorporated by reference to
               Exhibit 10.3 of the Company's registration statement on Form S-1, No.
               33-74622.)
    10.4+      Executives' Incentive Share Scheme, as amended. (Incorporated by reference to
               Exhibit 10.4 of the Company's registration statement on Form S-1, No.
               33-74622.)
    10.5+      nCHIP, Inc. Amended and Restated 1988 Stock Option Plan. (Incorporated by
               reference to Exhibit 10.5 of the Company's registration statement on Form
               S-4, No. 33-85842.)
    10.6*      Agreement to Grant Options dated as of June 9, 1995 between the Company and
               Lifescan. (Incorporated by reference to Exhibit 10.7 of the Company's Annual
               Report on Form 10-K for the fiscal year ended March 31, 1995.)

    EXHIBIT
    NUMBER                                 DOCUMENT DESCRIPTION
    ------     -----------------------------------------------------------------------------
    10.7       Lease Agreement dated as of October 1, 1994 among Shenzhen Xinan Industrial
               Shareholdings Limited, Flextronics Industrial (Shenzhen) Limited and
               Flextronics Singapore Pte Ltd. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
               1995).
    10.11      Lease Agreement dated as of January 2, 1995 between Shenzhen Xinan Industrial
               Shareholdings Limited and Flextronics Industrial (Shenzhen) Limited.
               (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on
               Form 10-K for the fiscal year ended March 31, 1995.)
    10.8+      Services Agreement between the Registrant and Stephen Rees dated as of
               January 6, 1996. (Incorporated by reference to Exhibit 10.1 of the Company's
               Current Report on Form 8-K for the event reported on February 2, 1996.)
    10.9+      Supplemental Services Agreement between Astron and Stephen Rees dated as of
               January 6, 1996. (Incorporated by reference to Exhibit 10.2 of the Company's
               Current Report on Form 8-K for the event reported on February 2, 1996.)
    10.10+     Promissory Note dated April 17, 1995 executed by Michael E. Marks in favor of
               Flextronics Technologies, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
               1995.)
    10.11+     Employment and Noncompetition Agreement between the Company and David
               Tuckerman. (Incorporated by reference to Exhibit 10.35 of the Company's registration statement on Form S-4, No. 33- 85842.)
    10.12+     Service Agreement dated July 8, 1993 between the Registrant and Dennis P.
               Stradford. (Incorporated by reference to Exhibit 10.36 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.13+     Service Agreement dated July 8, 1993 between the Registrant and Tsui Sung
               Lam. (Incorporated by reference to Exhibit 10.37 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.14+     Service Agreement dated July 8, 1993 between the Registrant and Goh Chan
               Peng. (Incorporated by reference to Exhibit 10.38 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.15+     Service Agreement dated July 8, 1993 between the Registrant and Teo Buck
               Song. (Incorporated by reference to Exhibit 10.39 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.22*     Printed Circuit Board Assembly Services Agreement between Lifescan Inc., a
               Johnson & Johnson Company, and the Registration dated November 1, 1992.
               (Incorporated by reference to Exhibit 10.41 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.23      Tenancy of Flatted Factory Unit dated February 28, 1996 between Jurong Town
               Corporation and the Registrant. (Incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for fiscal year ended March 31,
               1990.)
    10.24      Tenancy of Flatted Factory Unit dated May 14, 1993 between Jurong Town
               Corporation and the Registrant. (Incorporated by reference to Exhibit 10.45 of the Company's registration statement on Form S-1, No. 33-74622.)
    10.25+     Flextronics Asia U.S.A. 401(k) plan. (Incorporated by reference to Exhibit
               10.52 of the Company's registration statement on Form S-1, No. 33-74622.)

    EXHIBIT
    NUMBER                                 DOCUMENT DESCRIPTION
    ------     -----------------------------------------------------------------------------
    10.26      Acquisition and Subscription Agreement dated June 30, 1993 between FI
               Liquidating Company, Inc., Asian Oceanic Nominees and Custodians Limited,
               N.T. Butterfield Trustee (Bermuda) Limited, Overseas Asset Holdings, Inc., JF
               Asia Select Limited, the Executive Representative, Flex Holdings Pte Limited,
               CLG Partners, L.P. and the Liquidators of Asian Oceanic Nominees and
               Custodians Limited. (Incorporated by reference to Exhibit 10.53 of the
               Company's registration statement on Form S-1, No. 33-74622.)
    10.27      Revolving Credit and Term Loan Agreement dated as of March 27, 1997 among the
               Company, The First National Bank of Boston, as Agent, and the other lending institutions listed on Schedule 1 attached thereto. The Company agrees to furnish a copy of the omitted schedule to the Commission upon request.
               (Incorporated by reference to Exhibit 5(a) of the Company's Current Report on
               Form 8-K for the event reported on March 27, 1997.)
    10.28      Revolving Credit Agreement dated as of March 27, 1997 among Flextronics
               International USA, Inc., The First National Bank of Boston, as Agent, and the
               other lending institutions listed of Schedule 1 attached thereto.
               (Incorporated by reference to Exhibit 5(b) of the Company's Current Report on
               Form 8-K for the event reported on March 27, 1997.)
    10.29+     Employment and Noncompetition Agreement dated as of April 30, 1997 between
               Flextronics International Sweden AB and Ronny Nilsson.
    10.30+     Services Agreement dated as of April 30, 1997 between Flextronics
               International USA, Inc. and Ronny Nilsson.
    10.31+     Promissory Note dated April 15, 1997 executed by Ronny Nilsson in favor of
               Flextronics International USA, Inc.
    10.32+     Letter Agreement dated March 27, 1997 among the Company, Astron Technologies
               Limited, Croton Technology Ltd. and Stephen Rees regarding the termination of the Services Agreement.
    10.33+     Letter Agreement dated March 27, 1997 between Astron Group Limited and
               Stephen Rees regarding the termination of the Supplemental Services
               Agreement.
    10.34++    Services Agreement between Flextronics Singapore Pte Limited and Goh Chan
               Peng effective as of April 1, 1997.
    10.35++    Services Agreement between Astron Technologies Limited and Goh Chan Peng effective as of April 1, 1997.
    10.36++    Services Agreement between Astron Technologies Limited and Tsui Sung Lam effective as of April 1, 1997.
    10.37++    Services Agreement between Flextronics Singapore Pte Limited and Tsui Sung
               Lam effective as of April 1, 1997.
    10.38+     First Amendment to Revolving Credit and Term Loan Agreement dated as of May
               19, 1997 among the Company, BankBoston, N.A. (formerly known as The First
               National Bank of Boston), as Agent, and the other lending institutions listed on Schedule 1 attached thereto.
    10.39+     First Amendment to Revolving Credit Agreement dated as of May 19, 1997 among
               Flextronics International USA, Inc., BankBoston, N.A., as Agent, and the
               other lending institutions listed on Schedule 1 attached thereto.
    10.40+     Second Amendment to Revolving Credit and Term Loan Agreement dated as of June
               30, 1997 among the Company, BankBoston, N.A., as Agent, and the other lending institutions listed on Schedule 1 attached thereto.

    EXHIBIT
    NUMBER                                 DOCUMENT DESCRIPTION
    ------     -----------------------------------------------------------------------------
    10.41+     Second Amendment to Revolving Credit Agreement dated as of June 30, 1997 among Flextronics International USA, Inc., BankBoston N.A. as Agent, and the
               other lending institutions listed on Schedule 1 attached thereto.
    11.1+      Statement regarding computation of per share earnings.
    21.1+      Subsidiaries of the Registrant.
    23.1       Consent of Independent Auditors.
    27.1+      Financial Data Schedule


---------------

* Confidential treatment requested for portions of agreement.

+ Management contract or compensatory plan or arrangement.


+ Previously filed.


     (d) See Item 14(a).