Form 10-K405/A
period 1997-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 1997-09-30
CIK 866374

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT NO. 2



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

                                     PART I

ITEM 1. BUSINESS.

GENERAL


     Flextronics International Ltd. ("Flextronics" or the "Company") is a provider of advanced contract manufacturing services to original equipment manufacturers ("OEMs") in the communications, computer, consumer electronics and medical device industries. Flextronics offers a full range of services including product design, printed circuit board ("PCB") fabrication and assembly, materials procurement, inventory management, final system assembly and testing, packaging and distribution. The components, subassemblies and finished products manufactured by Flextronics incorporate advanced interconnect, miniaturization and packaging technologies, such as surface mount ("SMT"), chip-on-board ("COB"), ball grid array ("BGA") and miniaturized gold-plated PCB technology. The Company's strategy is to use its global manufacturing capabilities and advanced technological expertise to provide its customers with a complete manufacturing solution, highly responsive and flexible service, accelerated time to market and reduced production costs. The Company targets leading OEMs, in growing vertical markets, with which it believes it can establish long-term relationships, and serves its customers on a global basis from its strategically located facilities in North America, East Asia and Northern Europe. The Company's customers include Advanced Fibre Communications, Ascend Communications, Braun/ThermoScan, Cisco Systems, Diebold, Ericsson, Harris DTS, Lifescan (a Johnson & Johnson company), Microsoft, Philips and U.S. Robotics.



     On March 27, 1997, the Company acquired from Ericsson Business Networks AB ("Ericsson") two manufacturing facilities (the "Karlskrona Facilities") located in Karlskrona, Sweden and related inventory, equipment and other assets for approximately $82.4 million in cash. The Karlskrona Facilities include a 220,000 square foot facility and a 110,000 square foot facility, each of which is ISO 9002 certified. The Company is currently utilizing the Karlskrona Facilities to assemble and test PCBs, network switches, cordless base stations and other components for business communications systems sold by Ericsson pursuant to a multi-year purchase agreement (the "Purchase Agreement"). The Company intends to also use the Karlskrona Facilities to offer advanced contract manufacturing services to other European OEMs in the telecommunications and other industries, which the Company believes are beginning to outsource the manufacture of significant product lines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Operating Results -- Risks of Karlskrona Acquisition."

     Since 1994, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, both through acquisitions and internal growth. In fiscal 1994, the Company added U.S. manufacturing capabilities by acquiring Relevant Industries, Inc. ("Relevant"), a final assembly contract manufacturer located in San Jose, California. In fiscal 1995, the Company acquired nCHIP, Inc. ("nCHIP"), a designer and manufacturer of multichip modules ("MCMs"); added Northern European manufacturing capabilities through the acquisition of Assembly & Automation (Electronics) Ltd. ("A&A"), a contract manufacturer located in the United Kingdom; and opened new facilities in China and Texas. In fiscal 1996, the Company obtained miniature gold-finished PCB fabrication capabilities and expanded its presence in China by acquiring Astron Group Ltd. ("Astron"). In fiscal 1997, the Company expanded its advanced PCB design capabilities by acquiring Fine Line Printed Circuit Design, Inc. ("Fine Line"); expanded its presence in China by investing in FICO Investment Holding Limited ("FICO"), a producer of injection molded plastics for Asian electronics companies; opened an additional manufacturing facility in San Jose, California; closed its plant in Texas; and downsized manufacturing operations in Singapore. The Company has recently substantially expanded its manufacturing operations by expanding its integrated campus in Doumen, China, constructing a new manufacturing campus in Guadalajara, Mexico and adding facilities in San Jose, California.


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

CUSTOMERS


     The Company's customers consist of a select group of OEMs in the communications, computer, consumer electronics and medical device industries. Within these industries, the Company's strategy is to seek long-term relationships with leading companies that seek to outsource significant production volumes of complex products. The Company has increasingly focused on sales to larger companies and to customers in the communications industries. In fiscal 1997, the Company's five largest customers accounted for approximately 46% of net sales. The loss of one or more major customers would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Operating Results -- Customer Concentration; Dependence on Electronics Industry" and "Variability of Customer Requirements and Operating Results."


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


     In addition, in fiscal 1997, the Company began manufacturing products for a number of new customers, including Ascend Communications (telecommunications products), Auspex (drive carriers), Cisco Systems (data communications products), Harris DTS (network switches), Philips Electronics (video cameras for personal computers), Philips Consumer Products (telephones), Bay Networks (data communications products) and Nokia (consumer electronics products). None of these customers are expected to represent more than 10% of the Company's net sales in fiscal 1998.



     In connection with the acquisition of the Karlskrona Facilities, the Company and Ericsson entered into a multi-year purchase agreement in February 1997, and the Company believes that, as a result, sales by Ericsson will account for a significant portion of its net sales in fiscal 1998. See "-- Acquisition of Karlskrona Facilities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Operating Results."

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

SERVICES


     The Company provides a broad range of advanced engineering, manufacturing and distribution services to OEM customers. These services are provided on a turnkey basis and, to a lesser extent, on a consignment basis, and include product design, PCB fabrication and assembly, materials procurement, inventory management, final system assembly and test, packaging and distribution. The components, subassemblies and complete products manufactured by the Company for its OEM customers incorporate advanced interconnect, miniaturization and packaging technologies, such as SMT, MCM, COB and BGA technologies. An increasing portion of the Company's net sales (a majority of its net sales in fiscal 1997) were derived from the manufacture and assembly of complete products that are substantially ready for distribution by the OEM to its customers. The Company also designs and manufactures miniature gold-finished PCBs that OEMs then incorporate into their products.


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


     The Company's recent acquisitions have provided it with substantial advanced engineering capabilities. The Company's 1996 acquisition of Fine Line, a leading San Jose-based provider of quick-turn circuit board layout and prototype services, provides the Company with substantial expertise in a broad range of advanced circuit board designs, and the Company's 1995 acquisition of nCHIP provides advanced MCM design capabilities. Flextronics has integrated the nCHIP capabilities, and is integrating the Fine Line capabilities, with the Company's existing design and prototype capabilities in its engineering services group. The Company plans to expand its design and prototype capabilities in Westford, Massachusetts and San Jose, California, and also intends to establish design and prototype capabilities in the Karlskrona Facilities.


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

     Assembly and Manufacturing


     The Company's assembly and manufacturing operations include PCB assembly and, increasingly the manufacture of subsystems and complete products. Its PCB assembly activities primarily consist of the placement and attachment of electronic and mechanical components on printed circuit boards using both SMT and traditional pin-through-hole ("PTH") technology. The Company also assembles subsystems and systems incorporating PCBs and complex electromechanical components, and, increasingly, manufactures and packages final products for shipment directly to the customer or its distribution channels. The Company employs just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes and statistical process control. The Company has expanded the number of production lines for finished product assembly, burn-in and test to meet growing demand and increased customer requirements. In addition, the Company has invested in FICO, a producer of injection molded plastic for Asia electronics companies with facilities in Shenzhen, China.


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


     The Company's 1996 acquisition of Astron provided it with significant capabilities to fabricate miniature gold-finished PCBs for specialized applications such as cellular phones, optoelectronics, LCDs, pagers and automotive electronics. These advanced laminate substrates can significantly improve a product's performance, while reducing its size and cost. The Company's miniature, gold-finished PCBs are fabricated in the Company's facility in China. The Company is currently expanding this facility to provide the capacity to fabricate other complex PCBs.



     The Company is also increasingly focusing on advanced interconnect and packaging technologies such as chip on board ("COB") and ball grid array ("BGA") technology. COB technology represents a configuration in which a bare, unpackaged semiconductor is attached directly onto a PCB, wire bonded and then encapsulated with a polymeric material. COB technology facilitates miniaturized, low-profile assemblies, and can result in lower component costs and reduced time to market. The Company has significant experience in utilizing COB technology to manufacture a wide range of products. BGA technology is an emerging technology for packaging semiconductors that can provide higher interconnect density and improved assembly yields and reliability by assembling surface-mount packages to the circuit board through an array of solder balls, rather than pin leads. The Company has recently begun utilizing BGA technology to manufacture products for OEMs.


     Test


     After assembly, the Company offers computer-aided testing of PCBs, subsystems and systems, which contributes significantly to the Company's ability to deliver high-quality products on a consistent basis. Working with its customers, the Company develops product-specific test strategies. The Company's test capabilities include management defect analysis, in-circuit tests and functional tests. In-circuit tests verify that all components have been properly inserted and that the electrical circuits are complete. Functional tests determine if the board or system assembly is performing to customer specifications. The Company either designs and procures test fixtures and develops its own test software or utilizes its customers' existing test fixtures and test software. In addition, the Company also provides environmental stress tests of the board or system assembly.


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


KARLSKRONA ACQUISITION


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


     The foregoing, and discussions elsewhere in this Report, contain a number of forward-looking statements relative to the benefits and effects of the acquisition of the Karlskrona Facilities, the execution of the Purchase Agreement (together, the "Karlskrona Acquisition"), and the Company's relationship with Ericsson including the Company's sales to Ericsson, the Company's net sales, gross margins and results of operations, and no assurances can be given as to the Company's ability to achieve such benefits and results. The Company undertakes no obligation to publicly disclose the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the date hereof. The

Karlskrona Acquisition and the Company's business are subject to a number of risks that could adversely affect the Company's ability to achieve these operating results and the anticipated benefits of the Karlskrona Acquisition, including the Company's ability to reduce costs at the Karlskrona Facilities, the Company's lack of experience operating in Sweden, the Company's ability to transition the Karlskrona Facilities from captive manufacturing for Ericsson to manufacturing for third parties and to expand capacity at these facilities and to integrate these facilities into its global operations. In addition, there can be no assurance that the Company will utilize a sufficient portion of the capacity of the Karlskrona Facilities to achieve profitable operations. Further, changes in exchange rates between Swedish kronor and U.S. dollars will affect the Company's operating results at the Karlskrona Facilities. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors Affecting Future Operating Results -- Risks of Karlskrona Acquisition."


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


     FICO, in which the Company has a 40.0% investment, produces injection molded plastics for Asian companies from its 120,000 square foot facilities in Shenzhen, China. The Company anticipates that FICO will relocate certain of its operations to the Doumen Campus.


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

TAXATION


     This summary of Singapore and U.S. tax considerations is based on current law and is provided for general information. Insofar as the following discussion summarizes the tax considerations applicable to the Company's shareholders under Singapore law, it is based on the opinion of Low Yap & Associates, Singapore tax advisors to the Company, and insofar as the following discussion summarizes the tax considerations applicable to the Company's shareholders under United States federal law, it is based on the opinion of Fenwick & West LLP, United States counsel to the Company. The discussion does not purport to deal with all aspects of taxation that may be relevant to particular shareholders in light of their investment or tax circumstances, or to certain types of shareholders (including insurance companies, tax-exempt organizations, regulated investment companies, financial institutions or broker-dealers, and shareholders that are not U.S. Shareholders (as defined below)) subject to special treatment under the U.S. federal income tax laws. Such shareholders should consult their own tax advisors regarding the particular tax consequences to such shareholders of any investment in the Ordinary Shares.

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



     There is no stamp duty payable in respect of the holding and disposition of shares. No duty is payable on the acquisition of new shares. Where existing shares are acquired in Singapore, stamp duty is payable on the instrument of transfer of the shares at the rate of S$2 for every S$1,000 of the market value of the shares. The stamp duty is borne by the purchaser unless there is an agreement to the contrary. Where the instrument of transfer is executed outside of Singapore, stamp duty must be paid if the instrument of transfer is received in Singapore. Under Article 22 (iii) of the Articles of Association of the Company, its directors are authorized to refuse to register a transfer unless the instrument of transfer has been duly stamped.



INCOME TAXATION UNDER UNITED STATES LAW



     Individual shareholders that are U.S. citizens or resident aliens (as defined in Section 7701(b) of the Internal Revenue Code of 1986 (the "Code")), corporations or partnerships or other entities created or organized under the laws of the United States, or any political subdivision thereof, an estate the income of which is subject is subject to U.S. federal income taxation regardless of its source or a trust if a U.S. court is able to exercise primary jurisdiction over its administration and one or more U.S. fiduciaries have the authority to control all of its substantial decisions ("U.S. Shareholders") will, upon the sale or exchange of a share, recognize gain or loss for U.S. income tax purposes in an amount equal to the difference between the amount realized and the U.S. Shareholder's tax basis in such a share. If paid in currency other than U.S. dollars, the U.S. dollar amount realized (as determined on the trade date) is determined by translating the foreign currency into U.S. dollars at the spot rate in effect on the settlement date of the sale in the case of a U.S. Shareholder that is a cash basis taxpayer. An accrual basis taxpayer may elect to use the spot rate in effect on the settlement date of the sale by filing a statement with the U.S. Shareholder's first return in which the election is effective clearly indicating that the election has been made. Such an election must be applied consistently from year to year and cannot be changed without the consent of the Internal Revenue Service. Such gain or loss will be capital gain or loss if the share was a capital asset in the hands of the U.S. Shareholder and will not be short-term capital gain or loss if the share has been held for more than one year. If a U.S. Shareholder receives any currency other than U.S. dollars on the sale of a share, such U.S. Shareholder may recognize ordinary income or loss as a result of currency fluctuations between the date of such sale and the date such sale proceeds are converted into U.S. dollars.



     U.S. Shareholders will be required to report as income for U.S. income tax purposes the amount of any dividend received from the Company to the extent paid out of the current or accumulated earnings and profits of the Company, as determined under current U.S. income tax principles. If over 50.0% of the Company's stock (by vote or value) were owned by U.S. Shareholders who individually held 10.0% or more of the Company's voting stock, such U.S. Shareholders potentially would be required to include in income a portion or all of their pro rata share of the Company's and its non-U.S. subsidiaries' earnings and profits. If 50.0% or more of the Company's assets during a taxable year produced or were held for the production of passive income, as defined in section 1297(b) of the Code (e.g., certain forms of dividends, interest and royalties), or 75.0% or more of the Company's gross income for a taxable year was passive income, adverse U.S. tax consequences could result to U.S. shareholders of the Company. As of June 30, 1997, the Company was aware of only one U.S. Shareholder who individually held 10% or more of its voting stock. See "Principal Shareholders."



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


                                                                               YEAR ENDED MARCH 31,
                                                           ------------------------------------------------------------
                                                             1993         1994       1995(1)      1996(2)      1997(3)
                                                           --------     --------     --------     --------     --------
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)(RESTATED)(4)
STATEMENT OF OPERATIONS DATA:
  Net sales..............................................  $100,759     $131,345     $237,386     $448,346     $490,585
  Cost of sales..........................................    91,794      117,392      214,865      407,457      440,448
                                                           --------     --------     --------     --------     --------
    Gross profit.........................................     8,965       13,953       22,521       40,889       50,137
  Selling, general and administrative expenses...........     7,131        8,667       11,468       18,787       26,765
  Acquired in-process research and development...........        81          202           91       29,000           --
  Goodwill amortization..................................       388          398          510          739          989
  Intangible assets amortization.........................        --           21          245          544        1,646
  Provision for plant closings...........................        --          830           --        1,254        5,868
                                                           --------     --------     --------     --------     --------
    Operating income (loss)..............................     1,365        3,835       10,207       (9,435)      14,869
  Net interest income (expense)..........................    (2,628)      (1,778)        (774)      (2,380)      (3,885)
  Merger expenses........................................        --           --         (816)          --           --
  Foreign exchange gain (loss)...........................       299          402         (303)         872        1,168
  Income (loss) from associated company..................        --          (70)        (729)          --          241
  Other income (expense).................................        --           --           34         (398)      (2,718)
                                                           --------     --------     --------     --------     --------
    Income (loss) before income taxes....................      (964)       2,389        7,619      (11,341)       9,675
  Provision for income taxes.............................       264          654        1,463        3,791        2,212
  Extraordinary gain.....................................        --          416           --           --           --
    Net income (loss)....................................  $ (1,228)    $  2,151     $  6,156     $(15,132)    $  7,463
                                                           ========     ========     ========     ========     ========
  Net income (loss) per share............................  $  (0.17)    $   0.28     $   0.51     $  (1.19)    $   0.50
                                                           ========     ========     ========     ========     ========
  Weighted average Ordinary Shares and equivalents.......     7,382        7,730       12,103       12,684       14,877



                                                                                           MARCH 31,
                                                                        -----------------------------------------------
                                                                          1993         1994         1995         1996
                                                                        --------     --------     --------     --------
                                                                                         (RESTATED)(3)
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)................................                 (1,201)      30,669       33,425       30,801
Total assets.............................................                 52,430      103,129      116,117      231,024
Long-term debt and capital lease obligations, less
  current portion........................................                 17,243        4,755        6,890       17,674
Shareholders' equity (deficit)...........................                 (2,256)      46,703       57,717       73,059


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



(4) In fiscal 1997, the Company incurred plant closing expenses aggregating $5.9 million in connection with closing its manufacturing facility in Texas, downsizing manufacturing operations in Singapore, and writing off obsolete equipment and incurring severance obligations at the nCHIP semiconductor fabrication operations.

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


     In February 1996, the Company acquired Astron Group Limited in exchange for
(i) $13.4 million in cash, (ii) $15.0 million in 8% promissory notes, ($10.0 million of which was paid in February 1997 and $5.0 million of which is payable in February 1998), (iii) 238,684 Ordinary Shares issued at closing and (iv) Ordinary Shares with a value of $10.0 million to be issued on June 30, 1998. The Company also paid an earnout of an additional $6.25 million in cash in April 1997, based on the pre-tax profit of Astron for the calendar year ended December 31, 1996. In addition, the Company agreed to pay a $15.0 million consulting fee in June 1998 to an entity affiliated with Stephen Rees, a former shareholder and the Chairman of Astron, pursuant to a services agreement among the Company, one of its subsidiaries and the affiliate of Mr. Rees (the "Services Agreement"). Payment of the fee was conditioned upon, among other things, Mr. Rees' continuing as Chairman of Astron through June 1998. Mr. Rees currently also serves as a director and executive officer of the Company.



     In March 1997, the Company and Mr. Rees' affiliate agreed to remove the remaining conditions to payment of the fee and to reduce the amount of the fee, which remains payable in June 1998, to $14.0 million. This reduction was negotiated in view of (i) a settlement in March 1997 of the amount of the earnout payable by the Company to the former shareholders of Astron in which the Company agreed to certain matters, previously in dispute, affecting the amount of the earn-out payment, and (ii) the elimination of the conditions to payment and of Mr. Rees' ongoing obligations under the Services Agreement. Substantially all of the former shareholders of Astron were affiliates of Mr. Rees or members of his family. See "-- Results of Operations -- Goodwill and Intangible Assets Amortization." Accordingly, the only remaining obligation of either party is the Company's unconditional obligation to pay the $14.0 million fee in June 1998. Of the $14.0 million, $5.0 million must be paid in cash. The remainder may be paid in either cash or Ordinary Shares at the option of the Company, and the Company intends to pay such amount in Ordinary Shares. See "-- Recent Changes in Accounting for Astron Acquisition."



     Since the Company's acquisition of Astron, the net sales generated by Astron's then-existing products and services, and by its products and services then under development, have grown at rates significantly lower than those anticipated by the Company at the time of the acquisition and significantly lower than those assumed in the independent valuation used by the Company in allocating the purchase price of Astron to the assets acquired. The Company believes that this is attributable primarily to (i) delays in developing certain new technologies as a result of several factors, including the unanticipated complexity of many of the new technologies, difficulties in achieving expected production yields, changes in the Company's development priorities and unavailability of certain materials; (ii) interruptions in production and diversions of resources, resulting from a fire in Astron's facilities in Doumen, China in April 1996 (although the Company does not currently expect that such event will have a significant long-term effect on Astron's business, customer base or intangible assets); (iii) reduced sales of certain products to end-users by certain of Astron's customers; and (iv) changes in product mix that adversely affected production efficiency. The Company estimates that, at the time of the acquisition, the average remaining economic life of Astron's developed process technologies was seven years. While the Company has completed the development of certain of the technologies that were under development at the time of the acquisition, the Company has not yet completed development of other technologies that were material to its valuation of Astron and which it initially anticipated completing in fiscal 1996 and 1997. The Company currently anticipates that completion of these technologies will require the expenditure of approximately $5.0 million through fiscal 1999, consisting primarily of the cost of internal engineering staff and related overhead, material costs and other expenses. The completion of such development is subject to a number of uncertainties, including potential difficulties in optimizing manufacturing processes and the potential development of alternative technologies by competitors that could render Astron's technologies uncompetitive or obsolete. Accordingly, no assurances can be given as to whether, or when, the Company will be able to complete the development of such technologies, as to the cost of such development, or as to potential sales of products based on such technologies. The capabilities provided by the technologies under development may not otherwise be available to the Company. Accordingly, the failure by the Company to successfully develop such technologies would limit the Company's ability to compete effectively for business requiring certain advanced capabilities, and would prevent it from achieving the anticipated benefits of the Astron acquisition. See "-- Certain Factors Affecting Future Operating
Results -- Acquisitions" and "-- Results of Operations -- Acquired In-Process Research and Development."



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



     The Company has restated its financial results for the fiscal year ended March 31, 1996 and for the first three reported quarters of the fiscal year ended March 31, 1997 to reflect corrections to its accounting for the acquisition of Astron. The acquisition of Astron has been accounted for under the purchase method, and accordingly the purchase price had been allocated to the assets and liabilities assumed based upon their estimated fair values at the date of acquisition. The revisions include an increase in the initially recorded purchase price to include the payment to be made in June 1998 to an affiliate of Stephen Rees pursuant to the Services Agreement. In addition, a second valuation was obtained and used to allocate the purchase price to the assets acquired, including current assets, net property, plant and equipment, developed technologies, in-process research and development, assembled workforce, tradenames and trademarks, customer list and other intangible assets. As a consequence, in-process research and development written off in the fiscal year ended March 31, 1997 (the "In-Process R&D") was reduced from $31.6 million to $29.0 million and the fair value of other assets recorded at the date of the close of the transaction was increased by $16.7 million, representing $4.8 million of goodwill and $11.9 million of identified intangible assets. See Note 14 of Notes to Consolidated Financial Statements. The effect of the restatement on the Company's previously reported statement of operations data is as follows (in thousands except per share data):



                                                                         NINE MONTHS ENDED DECEMBER 31, 1996
                                    FISCAL YEAR ENDED MARCH 31, 1996
                                    --------------------------------     -----------------------------------
                                    PREVIOUSLY REPORTED     RESTATED     PREVIOUSLY REPORTED      RESTATED
                                    -------------------     --------     -------------------     -----------
                                                                             (UNAUDITED)         (UNAUDITED)
STATEMENT OF OPERATIONS DATA
Gross profit......................       $  41,889          $ 40,889           $36,437             $36,057
Operating income (loss)...........         (11,775)           (9,435)           14,152              12,656
Net income (loss).................         (17,412)          (15,132)           10,536               9,026
Net income (loss) per share.......           (1.39)            (1.19)             0.73                0.61
Weighted average Ordinary Shares
  and equivalents.................          12,536            12,684            14,377              14,889

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.


                                                                          FISCAL YEAR ENDED
                                                                              MARCH 31,
                                                                      -------------------------
                                                                      1995      1996      1997
                                                                      -----     -----     -----
Net sales...........................................................  100.0%    100.0%    100.0%
Cost of sales.......................................................   90.5      90.9      89.8
                                                                      -----     -----     -----
Gross profit........................................................    9.5       9.1      10.2
Selling, general and administrative expenses........................    4.8       4.2       5.5
Goodwill and intangible assets amortization.........................    0.4       0.2       0.5
Provision for plant closings........................................     --       0.3       1.2
Acquired in-process research and development........................     --       6.5        --
                                                                      -----     -----     -----
          Operating income (loss)...................................    4.3      (2.1)      3.0
Net interest expense................................................   (0.4)    (0.5)     (0.8)
Merger expenses.....................................................   (0.3)       --        --
Foreign exchange gain (loss)........................................   (0.1)      0.2       0.3
Income (loss) from associated company...............................   (0.3)       --        --
Other income (expense)..............................................     --      (0.1)     (0.6)
                                                                      -----     -----     -----
          Income (loss) before income taxes.........................    3.2      (2.5)      1.9
Provision for income taxes..........................................    0.6       0.9       0.4
                                                                      -----     -----     -----
          Net income (loss).........................................    2.6%     (3.4%)     1.5%
                                                                      =====     =====     =====


NET SALES


     Substantially all of the Company's net sales have been derived from the manufacture and assembly of products for OEM customers. Net sales in fiscal 1997 increased 9.4% to $490.6 million from $448.3 million in fiscal 1996. This increase was primarily due to higher sales to existing customers, including US Robotics, Microsoft, Advanced Fibre Communications and Braun/Thermoscan, sales to new customers such as Cisco and Auspex, and the inclusion of Astron's sales following its acquisition in February 1996. This increase was partially offset by reduced sales to certain existing customers, including Visioneer, Apple Computer, Houston Tracker Systems, Logitech, Voice Powered Technology and Fast Multimedia. The Company believes that the reduction in sales to these customers was due in part to reductions in these customers' sales to end-users. See "Certain Factors Affecting Future Operating Results -- Rapid Technological Change."



     Net sales in fiscal 1996 increased 88.9% to $448.3 million from $237.4 million in fiscal 1995. This increase was primarily the result of higher sales to existing customers, including Lifescan (a Johnson & Johnson Company), Visioneer, Microcom and Global Village Communications, sales to new customers in the computer and medical industries such as Apple Computer and Thermoscan and the inclusion of A&A's and Astron's sales after their acquisitions in April 1995 and February 1996, respectively. This was partially offset by a significant decline in sales to IBM due to IBM's efforts to consolidate more of its manufacturing business internally.


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


     Cost of sales included research and development costs of approximately $913,000 and $153,000 in fiscal 1997 and 1996, respectively. The increase from fiscal 1996 to fiscal 1997 was primarily due to the inclusion of Astron's results following its acquisition in February 1996.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


     Selling, general and administrative expenses in fiscal 1997 increased to $26.8 million from $18.8 million in fiscal 1996 and increased as percentage of net sales to 5.5% in fiscal 1997 from 4.2% in fiscal 1996. The increase was mainly due to: (i) the inclusion of Astron's selling and general administrative expenses for all of fiscal 1997; (ii) increased consulting fees; and (iii) increased sales and marketing expenses. The increased consulting fees resulted from financial consulting services provided by two banks for a total of $719,000 in fiscal 1997. The Company also recorded $362,000 in March 1997 for compensation for management services paid to a new executive officer who was formerly a key employee of Ericsson in Sweden and who joined the Company upon the acquisition of the Karlskrona Facilities.


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

GOODWILL AND INTANGIBLE ASSETS AMORTIZATION


     Goodwill, which represents the excess of the purchase price of an acquired company over the fair market value of its net assets, and intangible assets are amortized on a straight line basis over the estimated life of the benefits received which range from three to twenty-five years. Goodwill amortization increased from $739,000 in fiscal 1996 to $989,000 in fiscal 1997 and intangible asset amortization increased from $544,000 in fiscal 1996 to $1.6 million in fiscal 1997. These increases were due to the amortization of additional goodwill and intangible assets which arose from the Astron acquisition in 1996. In fiscal 1997, the Company recognized approximately $8.5 million of additional goodwill, as a result of the Astron earnout payment of $6.25 million and the acquisition of the 40% interest in FICO, partially offset by the effect of the $1.0 million reduction in the payment due in June 1998 to an affiliate of Stephen Rees.


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


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT



     In June 1997, the Company obtained an independent valuation of certain of the assets of Astron and the In-Process R&D as of the date of Astron's acquisition. This valuation determined that the fair value of the In-Process R&D was $29.0 million. Accordingly, the Company adjusted the amount of In-Process R&D written off in fiscal 1996 to $29.0 million. See "-- Overview" and "-- Recent Changes in Accounting for Astron Acquisition."



NET INTEREST EXPENSE



     Net interest expense increased to $2.9 million for the three months ended June 30, 1997 from $595,000 for the three months ended June 30, 1996, due to interest and amortization of commitment fees related to borrowings under the Credit Facility, primarily incurred to finance the Karlskrona Acquisition. See "-- Liquidity and Capital Resources" and "Certain Factors Affecting Future Operating Results -- Increased Leverage."

     Net interest expense increased to $3.9 million in fiscal 1997 from $2.4 million in fiscal 1996 mainly due to increases in interest expense in connection with additional indebtedness used to finance working capital requirements, to finance acquisitions and to purchase machinery and equipment for capacity expansion. The Company also recorded approximately $363,000 of interest expense in fiscal 1997 related to the cash portion of the Company's obligations to an affiliate of Stephen Rees, a former shareholder and the Chairman of Astron, pursuant to the Services Agreement. See "-- Overview."



     Net interest expense increased to $2.4 million in fiscal 1996 from $774,000 in fiscal 1995. The increase reflects interest incurred in connection with additional indebtedness used to finance the cash portion of the A&A and Astron acquisitions, to purchase machinery and equipment for capacity expansion and to finance the Company's working capital requirements.


MERGER EXPENSES

     The Company recorded a one-time non-operating charge of approximately $816,000 as a result of the nCHIP acquisition in January 1995.


FOREIGN EXCHANGE GAIN (LOSS)



     Foreign exchange gain increased to $1.2 million in fiscal 1997 from $872,000 in fiscal 1996. Foreign exchange gain (loss) increased to a gain of $872,000 in fiscal 1996 from a loss of $303,000 in fiscal 1995. In each case, the changes resulted from changes in the rates of exchange between the U.S. dollar and local currencies of the Company's international operations such as the Malaysia ringgit and Singapore dollar. See Note 2 of Notes to Consolidated Financial Statements.



     The Company has historically not actively engaged in substantial exchange rate hedging activities. The Company from time to time may enter into forward exchange contracts or other hedging activities with respect to other specific, fixed foreign currency obligations. Because the Company only hedges fixed obligations, the Company does not expect that these hedging activities will have a material effect on its results of operations or cash flow. However, there can be no assurance that the Company will engage in any hedging activities in the future or that any of its hedging activities will be successful.


INCOME (LOSS) FROM ASSOCIATED COMPANY


     The Company acquired 40% interest in FICO in December 1996. According to the equity method of accounting, the Company previously did not recognize revenue from sales by FICO, but based on its ownership interest recognized 40% of the net income or loss of the associated company. In fiscal 1997, the Company recorded its 40% share of the FICO's post-acquisition net income, amounting to $241,000.


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


OTHER INCOME (EXPENSE)



     Other expense increased to $2.7 million in fiscal 1997 from $398,000 in fiscal 1996, mainly due to a $3.2 million write-off of publicly traded common stock received from a customer in 1997 in payment of $3.2 million in accounts receivable. As a result of a significant decline in the market value of this common stock following its receipt by the Company, this common stock was subsequently deemed to be permanently impaired in 1997 resulting in a $3.2 million increase in other expense. Other expense in fiscal 1997 also included bank commitment fees of $750,000 written off in March 1997 when the bank's commitment expired unused. See "-- Liquidity and Capital Resources." These increased expenses in 1997 were offset by $898,000 received in fiscal 1997 under the Company's business interruption insurance policy as a result of an April 1996 fire at its facilities in Doumen, China and $276,000 of grants to the Company from the local government in Wales.



     Other income (expense) decreased from income of $34,000 in fiscal 1995 to an expense of $398,000 in fiscal 1996.


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


     At March 31, 1997, the Company had net operating loss carryforwards of approximately $30.7 million for U.S. federal income tax purposes which will expire between 2003 and 2011 if not previously utilized. Utilization of the U.S. net operating loss carryforwards may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code of 1986. This limitation and other restrictions provided by the Internal Revenue Code of 1986 may reduce the net operating loss carryforward such that it would not be available to offset future taxable income of the U.S. subsidiary. At March 31, 1997, the Company had net operating loss carryforwards of approximately $10.0 million and $632,000 in the U.K. and Malaysia, respectively. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. These losses carryforward indefinitely. See Note 8 of Notes to Consolidated Financial Statements.


VARIABILITY OF RESULTS


     The Company has experienced, and expects to continue to experience, significant periodic and quarterly fluctuations in the Company's results of operations due to a variety of factors. These factors include, among other things, timing of orders, the short-term nature of most customers' purchase commitments, volume of orders relative to the Company's capacity, customers' announcement and introduction and market acceptance of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, product mix, and changes or anticipated changes in economic conditions. In addition, the Company's net sales are adversely affected by the observance of local holidays during the fourth fiscal quarter in Malaysia and China, reduced production levels in Sweden in July, and the reduction in orders by certain customers in the fourth quarter reflecting a seasonal slowdown following the Christmas holiday. The market segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Ordinary Shares. In future, periods, the Company's revenue or results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's Ordinary Shares would likely be materially adversely affected.


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


     Accounts receivable, net of allowance for doubtful accounts, increased to $78.1 million at March 31, 1996 from $44.3 million at March 31, 1995 and inventories increased to $52.6 million at March 31, 1996 from $30.2 million at March 31, 1995. The increase in accounts receivable and inventories was mainly due to the 88.9% increase in sales during fiscal 1996. The Company's allowances for doubtful accounts increased from $1.8 million at March 31, 1995 to $3.6 million at March 31, 1996. The Company's allowance for inventory obsolescence increased from $1.9 million at March 31, 1995 to $4.6 million at March 31, 1996. The increases in the allowances were due to the increases in sales and inventories during fiscal 1996 and the $1.0 million provision for inventory exposure relating to the closing of the satellite receiver product line in one of the Company's Malaysia plants.


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



     During the quarter ended March 31, 1997, the Company obtained a commitment for a new $100.0 million credit facility for which it paid commitment fees of $750,000. Ultimately, however, the Company required a larger credit facility in order to fund the acquisition of the Karlskrona Facilities. As a result, the $100.0 million facility was never consummated and expired during the quarter unused. Instead of consummating this $100.0 million credit facility and borrowing under this commitment, the Company entered into the $175.0 million Credit Facility in March 1997 to provide funding for the acquisition of the Karlskrona Facilities, for capital expenditures and for general working capital. The Company paid a separate $2.2 million fee for the Credit Facility, which, together with other direct costs of the facility, was capitalized and is being amortized over the term of the Credit Facility.



     The Credit Facility consists of two loan agreements provided by the BankBoston, N.A. as agent. Under the Credit Facility, subject to compliance with certain financial ratios and the satisfaction of customary borrowing conditions, the Company borrowed $70.0 million of term loans as of March 27, 1997 and the Company and its United States subsidiary may borrow up to an aggregate of $105.0 million of revolving credit loans. The revolving credit loans are subject to a borrowing base equal to 70% of consolidated accounts receivable and 20% of consolidated inventory. As of June 30, 1997, $69.0 million of revolving credit loans and $70.0 million of term loans were outstanding, and bore interest at a variable rate equal, as of June 30, 1997, to approximately 8.4% per annum. The term loans amortize over a five-year period and are subject to certain mandatory prepayment provisions. Loans under the revolving credit facility will mature in March 2000. The Company intends to use the net proceeds from this offering to repay a portion of the outstanding term loans, and intends to use the net proceeds from the anticipated issuance of the Senior Subordinated Notes to repay all of the remaining outstanding borrowings under the Credit Facility. See "Use of Proceeds." Following such repayment, the Company anticipates increasing the aggregate principal amount of revolving credit loans that may be made under the Credit Facility and the Company anticipates that it will from time to time borrow such revolving credit loans to fund its operations and growth. No assurances can be given, however, as to the availability or amount of any such increase.



     The Credit Facility is secured by a lien on substantially all accounts receivable and inventory of the Company and its subsidiaries, as well as a pledge of the Company's shares in certain of its subsidiaries. Loans to the Company are guaranteed by certain of its subsidiaries and loans to the Company's United States subsidiary are guaranteed by the Company and by certain of the Company's subsidiaries. The Credit Facility contains covenants and provisions that, among other things, prohibit the Company and its subsidiaries from (i) incurring additional indebtedness, except for subordinated debt evidenced by the Subordinated Notes (as defined therein) in an aggregate principal amount of not more than $150.0 million, certain purchase money debt and leases not to exceed $25.0 million and certain subsidiary and other debt not to exceed $15.0 million;
(ii) incurring liens on their property (subject to certain exceptions); (iii) making capital investments exceeding $65.0 million in fiscal 1998 and $25.0 million annually thereafter; (iv) engaging in certain sales of assets; (v) making acquisitions that do not meet certain criteria; and (vi) making certain other investments. In addition, the Credit Facility prohibits the payment of dividends or other distributions by the Company to its shareholders.



     The Credit Facility also requires that the Company satisfy certain financial covenants and tests on a consolidated basis which, among other things, provide that the Company's: (i) Leverage ratio (the ratio of Total Debt to EBITDA (each as defined therein)) must not exceed 4.25 : 1.00 (reducing to 2.75 : 1.00 by April 1, 1999), (ii) Interest Coverage Ratio (the ratio of EBITDA to Consolidated Interest Expense (as defined therein)) must not be less than 3.00 :
1.00 (increasing to 4.00 : 1.00 by January 1, 1999), (iii) Fixed Charge Coverage Ratio (the ratio of EBITDA to Fixed Charges (as defined therein)) must not exceed 1.15 : 1.00 (increasing to 1.25 : 1.00 by April 1, 1999) and (iv) Consolidated Tangible Net Worth (as defined therein) must not be less than (a) 95% of Consolidated Tangible Worth at March 31, 1997 plus (b) 75% of positive Consolidated Net Income (as defined therein) plus (c) 100% of the proceeds of any Equity Issuance (as defined therein).


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


     Risks Of Karlskrona Acquisition



     The acquisition of the Karlskrona Facilities and the execution of the Purchase Agreement (together the "Karlskrona Acquisition") represent a significant expansion of the Company's operations, and entail a number of risks. In particular, the Karlskrona Facilities had operated as captive manufacturing facilities for Ericsson prior to March 27, 1997 and are now being integrated into the Company's ongoing manufacturing operations. This requires optimizing production lines, implementing new management information systems, implementing the Company's operating systems, and assimilating and managing existing personnel. See "-- Overview." The difficulties of this integration may be further complicated by the geographical distance of the Karlskrona Facilities from the Company's other operations in East Asia and North America. In addition, the Karlskrona Acquisition has increased and will continue to increase the Company's expenses and working capital requirements, and has burdened the Company's management resources. In the event the Company is unsuccessful in integrating these operations, the Company would be materially adversely affected.



     As a result of the Karlskrona Acquisition, sales to Ericsson represent, and the Company expects will continue to represent, a large portion of its net sales. The Company currently anticipates that sales to Ericsson will represent from 25% to 40% of its net sales in fiscal 1998. See "Certain Factors Affecting Future Operating Results -- Customer Concentration; Dependence on Electronics Industry" and "Business -- Karlskrona Acquisition." Prior to the Karlskrona Acquisition, Ericsson was not a substantial customer of the Company. The Company has no experience operating in Sweden, and there can be no assurance that the Company can achieve acceptable levels of profitability, or reduce costs and prices to Ericsson over time as contemplated by the Purchase Agreement. In addition, there can be no assurance that the Company will not encounter difficulties in meeting Ericsson's expectations as to product quality and timeliness. If Ericsson's requirements exceed the volume anticipated by the Company, the Company may be unable to meet these requirements on a timely basis. The Company's inability to meet Ericsson's volume, quality, timeliness and cost requirements, and to quickly resolve any other issues with Ericsson, could have a material adverse effect on the Company and its results of operations. There can also be no assurance that Ericsson will purchase a sufficient quantity of products from the Company to meet the Company's expectations or that the Company will utilize a sufficient portion of the capacity of the Karlskrona Facilities to achieve profitable operations.



     The Company intends to use the Karlskrona Facilities to manufacture products for OEMs other than Ericsson. The Company has no commitments by any third party to purchase manufacturing services to be provided at the Karlskrona Facilities, and no assurance can be given that the Company will be successful in marketing and providing manufacturing services to third parties from the Karlskrona Facilities. Ericsson also has certain rights to be consulted on the management of the Karlskrona Facilities and to approve the use of the Karlskrona Facilities for Ericsson's competitors, or for other customers where such use might adversely affect Ericsson's access to production capacity at the facilities. Further, no assurances can be given as to the Company's ability to expand manufacturing capacity at the Karlskrona Facilities.



     The Purchase Agreement contains cost reduction targets and price limitations and imposes on the Company certain manufacturing quality requirements, and there can be no assurance that the Company can achieve acceptable levels of profitability under the Purchase Agreement or reduce costs and prices to Ericsson over time as contemplated by the Purchase Agreement. In addition, the Purchase Agreement requires that the Company maintain a ratio of equity to total liabilities, debt and equity of at least 25%, and a current ratio of at least 120%. Further, the Purchase Agreement prohibits the Company from selling or relocating the equipment acquired in the transaction without Ericsson's consent. A material breach by the Company of any of the terms of the Purchase Agreement could allow Ericsson to repurchase the assets conveyed to the Company at the Company's book value or to obtain other relief, including the cancellation of outstanding purchase orders or termination of the Purchase Agreement. Ericsson also has certain rights to be consulted on the management of the Karlskrona Facilities and to approve the use of the Karlskrona Facilities for Ericsson's competitors or for other customers where such use might adversely affect Ericsson's access to production capacity at the facilities. In addition, without Ericsson's consent, the Company may not enter into any transactions that could adversely affect its ability to continue to supply products and services to Ericsson under the Purchase Agreement or its ability to reduce costs and prices to Ericsson. As a result of these rights, Ericsson may, under certain circumstances, retain a significant degree of control over the Karlskrona Facilities and their management. See "Business -- Karlskrona Acquisition."



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



     The degree to which the Company is leveraged could have important consequences to the Company and its shareholders, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or other purposes may be limited or impaired; (ii) the Company's operating flexibility with respect to certain matters will be limited by covenants that will limit the ability of the Company and certain of its subsidiaries to incur additional indebtedness, grant liens, make capital expenditures, pay dividends, redeem capital stock or prepay certain subordinated indebtedness and enter into sale and leaseback transactions; and (iii) the Company's degree of leverage may make it more vulnerable to economic downturns, may limit its ability to pursue other business opportunities and may reduce its flexibility in responding to changing business and economic conditions. The Company's ability to generate cash for the repayment of debt will be dependent upon the future performance of the Company's businesses, which will in turn be subject to financial, business, economic and other factors affecting the business and operations of the Company, including factors beyond its control, such as prevailing economic conditions.


     The Company may seek growth through selective acquisitions, including significant acquisitions. The Company could incur substantial additional indebtedness in connection with a significant acquisition, in which event the Company's leverage would be increased.

     Management of Expansion and Consolidation


     The Company is currently experiencing a period of rapid expansion through both internal growth and acquisitions, with net sales increasing from $80.7 million in fiscal 1992 to $490.6 million in fiscal 1997. In addition to its recent acquisitions, the Company may from time to time pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. There can be no assurance that the Company's historical growth will continue or that the Company will successfully manage the integration of the acquired operations. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial controls and hire additional engineering and sales personnel. Continued growth will also require increased investments to enhance management information systems capabilities and to add manufacturing capacity. The Company may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's results of operations. In addition, the Company's results of operations would be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with expansion.


     Expansion through acquisitions and internal growth has contributed to the Company's incurring significant accounting charges and experiencing volatility in its operating results. In the fourth quarter of fiscal 1996, the Company reported a substantial loss as a result of the write-off of in-process research and development charges related to the Astron acquisition and closure of a facility in Malaysia and a facility in China. In fiscal 1997, the Company reported charges associated with closing its manufacturing facility in Texas, downsizing manufacturing operations in Singapore, and writing off obsolete equipment and incurring severance obligations at the nCHIP semiconductor fabrication facility. There can be no assurance that the Company will not continue to experience volatility in its operating results or incur write-offs in connection with expansion, acquisitions and consolidation. Furthermore, the Company has recently completed the construction of significant new facilities in Guadalajara, Mexico, Doumen, China, and San Jose, California, resulting in new fixed and operating expenses, including substantial increases in depreciation expense that will increase the Company's cost of sales. There can be no assurances that the Company will utilize a sufficient portion of the capacity of these facilities to offset the impact of these expenses on its gross margins and operating income. If revenue levels do not increase sufficiently to offset these new expenses, the Company's operating results could be materially adversely affected.



     The Company is beginning the process of replacing its management information systems. The new systems will significantly affect many aspects of the Company's business including its manufacturing, sales and marketing, and accounting functions, and the Company's ability to integrate the Karlskrona Facilities, which must be converted to the new system, and the successful implementation of these systems will be important to facilitate future growth. The Company intends to implement the new system incrementally on a regional basis and currently anticipates that the implementation of the new management information systems will take at least 18 months. The Company anticipates expending from $7.0 million to $15.0 million in fiscal 1998 and 1999 to implement the new management information system, and anticipates funding these expenditures with cash from operations and borrowings under its credit facility. Delays or difficulties could be encountered in the implementation process, which could cause significant disruption in operations, including problems with the delivery of its products or an adverse impact on its ability to access timely and accurate financial and operating information and could materially increase the cost of implementing the new management information system. If the Company is not successful in implementing its new systems or if the Company experiences difficulties in such implementation, the Company's operating results could be materially adversely affected.



     Acquisitions



     Acquisitions have represented a significant portion of the Company's growth strategy, and the Company intends to continue to pursue attractive acquisition opportunities. Acquisitions involve a number of risks in addition to those described under "-- Management of Expansion and Consolidation" that could adversely affect the Company, including the diversion of management's attention, the integration and assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. The Company may not have had any experience with technologies, processes and markets involved with the acquired business and accordingly may lack the management and marketing experience that will be necessary to successfully operate and integrate the business. The successful operation of an acquired business will require communication and cooperation in product development and marketing among senior executives and key technical personnel. Given the inherent difficulties involved in completing a major business combination, there can be no assurance that such cooperation will occur or that integration of the respective businesses will be successful and will not result in disruption in one or more sectors of the Company's business. In addition, there can be no assurance that the Company will retain key technical, management, sales and other personnel, that the market will favorably view the Company's entry into a new industry or market or that the Company will realize any of the other anticipated benefits of the acquisition. Furthermore, additional acquisitions would require investment of financial resources, and may require debt or equity financing. No assurance can be given that the Company will consummate any acquisitions in the future, that any past or future acquisition by the Company will not materially adversely affect the Company or that any such acquisition will enhance the Company's business.



     Since the Company's acquisition of Astron, the net sales generated by Astron's then-existing products and services, and by its products and services then under development, have grown at rates significantly lower than those anticipated by the Company at the time of the acquisition and significantly lower than those assumed in the independent valuation used by the Company in allocating the purchase price of Astron to the assets acquired. The Company has not yet completed development of other technologies that were material to its valuation of Astron and which it initially anticipated completing in fiscal 1996 and 1997. The completion of such development is subject to a number of uncertainties, including potential difficulties in optimizing manufacturing processes and the potential development of alternative technologies by competitors that could render Astron's technologies uncompetitive or obsolete. Accordingly, no assurances can be given as to whether, or when, the Company will be able to complete the development of such technologies, as to the cost of such development, or as to potential sales of products based on such technologies. The capabilities provided by the technologies under development may not otherwise be available to the Company. Accordingly, the failure by the Company to successfully develop such technologies would limit the Company's ability to compete effectively for business requiring certain advanced capabilities, and would prevent it from achieving the anticipated benefits of the Astron acquisition. See "-- Overview."


     Customer Concentration; Dependence on Electronics Industry


     A small number of customers are currently responsible for a significant portion of the Company's net sales. In fiscal 1997, the Company's five largest customers accounted for approximately 46.0% of net sales. Approximately 13.3% and 11% of the Company's net sales for fiscal 1997 were derived from sales to Lifescan and U.S. Robotics, respectively. The Company anticipates that a small number of customers will continue to account for a large portion of its net sales as it focuses on strengthening and broadening relationships with leading OEMs. The Company expects that sales to Ericsson will represent a significant portion of its net sales. See "Business -- Customers" and "-- Karlskrona Acquisition."


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



     Expansion through acquisition and internal growth has contributed to the Company's incurring significant accounting charges and to volatility in its operating results. In the fourth quarter of fiscal 1996, the Company reported a substantial loss as a result of the write off of in-process research and development charges related to the Astron acquisition and closure of facilities in Malaysia and China. In the third and fourth quarters of fiscal 1997, the Company reported charges associated with the closure of its manufacturing facilities in Texas, the termination of manufacturing operations in Singapore and the write-off of obsolete equipment at the nCHIP semiconductor fabrication facility. There can be no assurance that the Company will not continue to experience volatility in its operating results or incur write-offs in connection with expansion, acquisitions and consolidation.


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

     Rapid Technological Change


     The markets in which the Company's customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. These conditions frequently result in short product life cycles. The Company's success will depend to a significant extent on the success achieved by its customers in developing and marketing their products, some of which are new and untested. If technologies or standards supported by customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected. See "-- Results of Operations."


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


Risks of International Operations



     The Company has substantial manufacturing operations located in China, Malaysia, Sweden and the United States. In addition, the Company has recently constructed a manufacturing campus in Mexico, where the Company has never manufactured products. The Company's net sales derived from operations outside of the United States was $327.0 million in fiscal 1997, $161.8 million of which was derived from operations in Hong Kong and China, and was $148.4 million in the three months ended June 30, 1997, $50.0 million of which was derived from operations in Hong Kong and China. The geographical distances between Asia, North America and Europe create a number of logistical and communications challenges. Because of the location of manufacturing facilities in a number of countries, the Company is affected by economic and political conditions in those countries, including fluctuations in the value of currency, duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. Changes in policies by the U.S. or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could also have a material adverse effect on the Company. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed. In addition, the attractiveness of the Company's services to its U.S. customers is affected by U.S. trade policies, such as "most favored nation" status and trade preferences for certain Asian nations. For example, trade preferences extended by the United States to Malaysia in recent years were not renewed in 1997.



     In particular, the Company's operations and assets are subject to significant political, economic, legal and other uncertainties in China and Mexico, where the Company is substantially expanding its operations.



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



     The Company maintains certain administrative, procurement and manufacturing operations in Hong Kong, which may be influenced by the changing political situation in Hong Kong and by the general state of the Hong Kong economy. On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to China, and Hong Kong became a Special Administrative Region ("SAR"). Based on current political conditions and the Company's understanding of the Basic Law of the Hong Kong SAR of China, the Company does not believe that the transfer of sovereignty over Hong Kong will have a material adverse effect on the Company. There can be no assurance, however, that changes in political, legal or other conditions will not result in such an adverse effect.



     Risks Relating to Mexico. The Mexican government exercises significant influence over many aspects of the Mexican economy. Accordingly, the actions of the Mexican government concerning the economy could have a significant effect on private sector entities in general and the Company in particular. In addition, during the 1980s, Mexico experienced periods of slow or negative growth, high inflation, significant devaluations of the peso and limited availability of foreign exchange. As a result of the Company's recent expansion in Mexico, economic conditions in Mexico will affect the Company.



Currency Fluctuations



     While Flextronics transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of Flextronics' costs such as payroll, rent and indirect operation costs, are denominated in other currencies such as Singapore dollars, Swedish kronor, Hong Kong dollars, Malaysian ringgit, British pounds sterling and Chinese renminbi. Historically, fluctuations in foreign currency exchange rates have not resulted in significant exchange losses to the Company. As a result of the Karlskrona

Acquisition, a significant portion of the Company's business has been, and is expected to continue to be, conducted in Swedish kronor. Changes in the relation of these and other currencies to the U.S. dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. The Company has historically not actively engaged in substantial exchange rate hedging activities. The Company from time to time may enter into forward exchange contracts or other hedging activities with respect to other specific, fixed foreign currency obligations. Because the Company only hedges fixed obligations, the Company does not expect that these hedging activities will have a material effect on its results of operations or cash flow. However, there can be no assurance that the Company will engage in any hedging activities in the future or that any of its hedging activities will be successful. See "-- Results of Operations -- Foreign Exchange Gain (Loss)."



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



     Dependence on Key Personnel and Skilled Employees



     The Company's success depends to a large extent upon the continued services of key executives and skilled personnel. Generally, the Company's employees are not bound by employment or noncompetition agreements. The Company has entered into service agreements with certain officers, including Ronny Nilsson, Teo Buck Song, Michael McNamara and Tsui Sung Lam, some of which contain non-competition provisions and provides its officers and key employees with stock options that are structured to incentivize such employees to remain with the Company. However, there can be no assurance as to the ability of the Company to retain its officers and key employees. The loss of such personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to recruit, train and retain skilled and semi-skilled employees, particularly administrative, engineering and sales personnel. There is intense competition for skilled and semi-skilled employees, particularly in the San Jose, California market, and the Company's failure to recruit, train and retain such employees could adversely affect the Company's results of operations.


     Environmental Compliance Risks


     The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Substrates for its MCMs are manufactured on a semiconductor-type fabrication line in California owned by the Company. The Company is also expanding its PCB fabrication operations in China. Proper handling, storage and disposal of the metals and chemicals used in these manufacturing processes are important considerations in avoiding environmental contamination. Although the Company believes that its facilities are currently in material compliance with applicable environmental laws, and it monitors its operations to avoid violations arising from human error or equipment failures, there can be no assurances that violations will not occur. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its effluent discharge permits. Any such revocations could require the

Company to cease or limit production at one or more of its facilities, thereby having a material adverse effect on the Company's operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have a material adverse effect on the Company.



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


                                                                     NUMBER OF SHARES
              NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED(1)   PERCENT(2)
-----------------------------------------------------------------  ---------------------   ----------
Ronald Baron(3)..................................................        1,931,600            14.05%
  c/o Baron Capital Management, Inc.
  767 Fifth Avenue, 24th Floor
     New York, New York 10153
Sequoia Capital(4)...............................................          953,443             6.92%
  3000 Sand Hill Road
  Building 4, Suite 280
  Menlo Park, California 94025
The Capital Group Companies(5)...................................          781,500             5.68%
  333 South Hope Street
  Los Angeles, California 90071
Richard L. Sharp(6)..............................................          948,019             6.89%
  c/o Circuit City Stores, Inc.
  9950 Mayland Drive
  Richmond, Virginia 23233
Michael E. Marks(7)..............................................          384,551             2.80%
Tsui Sung Lam(8).................................................           56,878            *
Michael McNamara(9)..............................................           35,356            *
Goh Chan Peng(10)................................................           21,604            *
Robert R.B. Dykes(11)............................................           37,899            *
Ronny Nilsson....................................................               --            *
Bernard J. Lacroute(12)..........................................           62,730            *
Michael Moritz(13)...............................................          953,443             6.92%
Stephen J.L. Rees(14)............................................           61,255            *
All directors and executive officers as a group (10
  persons)(15)...................................................        2,561,735            18.08%

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
SHAREHOLDERS' EQUITY:
  Ordinary Shares, S$.01 par value:
     Authorized -- 100,000,000 shares at March 31, 1996 and 1997
     Issued and outstanding -- 13,213,289 shares at March 31, 1996 and
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

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         YEAR ENDED
                                                                         MARCH 31,
                                                             ----------------------------------
                                                               1995        1996*         1997
                                                             --------     --------     --------
Net sales..................................................  $237,386     $448,346     $490,585
Cost of sales..............................................   214,865      407,457      440,448
                                                             --------     --------     --------
Gross profit...............................................    22,521       40,889       50,137
Selling, general and administrative expenses...............    11,468       18,787       26,765
Goodwill amortization......................................       510          739          989
Intangible assets amortization.............................       245          544        1,646
Provision for plant closings...............................        --        1,254        5,868
Acquired in-process research and development...............        91       29,000           --
                                                             --------     --------     --------
Operating income/(loss)....................................    10,207       (9,435)      14,869
Net interest expense.......................................      (774)      (2,380)      (3,885)
Merger expenses............................................      (816)          --           --
Foreign exchange gain/(loss)...............................      (303)         872        1,168
Income/(loss) from associated company......................      (729)          --          241
Other income/(expense).....................................        34         (398)      (2,718)
                                                             --------     --------     --------
Income/(loss) before income taxes..........................     7,619      (11,341)       9,675
Provision for income taxes.................................     1,463        3,791        2,212
                                                             --------     --------     --------
Net income/(loss)..........................................  $  6,156     $(15,132)    $  7,463
                                                             ========     ========     ========
Earnings per share:
Net income/(loss) per share................................     $0.51       $(1.19)       $0.50
                                                             ========     ========     ========
Weighted average outstanding Ordinary Shares and
  equivalents..............................................    12,103       12,684       14,877
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

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED
                                                                           MARCH 31,
                                                                -------------------------------
                                                                  1995      1996*       1997
                                                                --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)...........................................  $  6,156   $(15,132)  $   7,463
  Adjustments to reconcile net income to cash provided by
     operating activities:
     nCHIP fiscal year conversion.............................      (596)        --          --
     Depreciation and amortization of equipment and leasehold
       improvements...........................................     5,370      9,344      10,940
     Amortization of goodwill.................................       510        739         989
     Amortization of intangible assets........................       245        544       1,646
     Loss/(gain) on disposal of property and equipment........        56       (121)        (85)
     Loss on disposal of investment...........................        --        266          --
     Allowance for doubtful debts.............................     1,211      1,675       2,866
     Allowance for stock obsolescence.........................        43      1,631       4,228
     Loss/(income) from associated company....................       729         --        (241)
     In process research and development written off..........        --     29,000          --
     Provision for plant closure..............................        --      1,254       5,308
     Deferred income taxes....................................       237         84        (791)
     Amortization of discount.................................        --         60         363
     Issuance of non-employee stock options...................        --         --         380
                                                                --------   --------   ---------
                                                                  13,961     29,344      33,066
  Changes in operating assets and liabilities:
     Trade accounts receivable................................   (15,057)   (28,965)      7,007
     Notes receivable.........................................        --       (500)       (586)
     Inventories..............................................    (3,156)   (19,209)     (2,533)
     Other accounts receivable................................    (2,430)     2,889      (5,678)
     Deposits and other.......................................       311       (140)     (1,208)
     Accounts payable.........................................     2,995     14,143       7,991
     Other accrued liabilities................................      (984)       607       6,666
     Income taxes payable.....................................       933      1,121       1,396
     Amount due from associated company.......................        --         --         546
                                                                --------   --------   ---------
       Cash provided by (used for) operating activities.......  $ (3,427)  $   (710)  $  46,667
                                                                --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.........................  $ (7,536)  $(15,812)  $ (26,984)
  Proceeds from sale of property and equipment................        38        228         816
  Intangibles arising from acquisition of subsidiaries........       (62)        --          --
  Investment in associated company............................        --        886      (3,000)
  Loan to joint venture.......................................    (1,000)        --          --
  Redemption of preference shares in joint venture............     1,730         --          --
  Payment for business acquired, net of cash acquired.........    (3,343)   (15,152)         --
  Repayment of loan from related party........................        --        815          --
  Loan to related party.......................................        --         --        (469)
  Purchase of assets from Ericsson............................        --         --     (82,354)
                                                                --------   --------   ---------
Cash used for investing activities............................   (10,173)   (29,035)   (111,991)
                                                                --------   --------   ---------

                                 (IN THOUSANDS)

                                                                          YEAR ENDED
                                                                           MARCH 31,
                                                                  1995      1996*       1997
                                                                --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from banks.......................................     7,000     43,980     152,761
  Repayments to banks.........................................   (16,417)   (31,700)    (56,041)
  Proceeds from long-term debt................................        --      2,873         776
  Repayment of long-term debt.................................        (8)    (1,070)     (1,536)
  Refinancing of lease assets.................................        --         --       3,509
  Repayment of capital lease obligations......................    (4,310)    (5,767)     (7,991)
  Proceeds from issuance of share capital.....................     5,454      1,009       1,362
  Payments on notes payable...................................    (2,535)       (17)    (10,463)
  Proceeds from secondary listing.............................        --     22,310          --
                                                                --------   --------   ---------
     Cash provided by/(used for) financing activities.........   (10,816)    31,618      82,377
                                                                --------   --------   ---------
  Increase (decrease) in cash and cash equivalents............   (24,416)     1,873      17,053
  Effect of exchange rate changes on cash and cash
     equivalents..............................................        --        (78)         46
  Cash and cash equivalents at beginning of period............    29,167      4,751       6,546
                                                                --------   --------   ---------
     Cash and cash equivalents at end of period...............  $  4,751   $  6,546   $  23,645
                                                                ========   ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
     Interest.................................................  $    779   $  2,482   $   3,025
     Income taxes.............................................       297      2,656       1,717
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Equipment acquired under capital lease obligations..........     8,338     11,556       6,387
  Purchase of subsidiaries financed by issuance of 66,908
     ordinary shares valued at $14.019........................        --        938          --
  238,684 ordinary shares valued at $27.262...................        --      6,507          --
  223,321 ordinary shares valued at $25.524...................        --         --       5,700
  Promissory notes valued at $10 million payable in February
     1997.....................................................        --     10,000          --
  Promissory notes valued at $5 million payable in February
     1998.....................................................        --      5,000          --
  Ordinary Shares with a value of $10 million to be issued on
     June 30, 1998............................................        --     10,000          --
  Cash and Ordinary Shares valued at $14.124 million to
     Stephen Rees at the option of the Company due on June 30,
     1998.....................................................        --     14,124      (1,000)
  Contingent earnout of $6.25 million payable to Astron
     shareholders in April 1997...............................        --         --       6,250

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


  Research and development



     Research and development costs are recorded as such costs are incurred. Cost of sales included research and development costs of approximately $913,000 and $153,000 in fiscal 1997 and 1996, respectively.


  Net income per share

     Net income per share is computed using the weighted average number of Ordinary Shares and Ordinary Share equivalents outstanding during the respective periods. Ordinary Share equivalents include Ordinary Shares issuable upon the exercise of stock options (using the treasury stock method).

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended March 31, 1995 and 1997 to $0.54 and $0.56 per share, respectively. Statement 128 should have no effect on primary loss per share for the year ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

  Financial statement prepared in accordance with accounting principles accepted in Singapore

     A separate financial statement for the same period has been prepared in accordance with accounting principles accepted in Singapore.

3. BANK BORROWINGS

  Line of Credit

     In March 1997 the Company terminated its $48 million US Dollar line of credit with the group of banks and obtained a new credit facility totalling $175 million representing $105 million revolving credit and $70 million through term loans amortized over a 5 year period and subject to mandatory prepayment provisions. As at March 31, 1997, the Company has utilized $111 million of the new credit facility.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

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

  Issuance of non-employee stock options

     On June 3, 1996, the Company issued 20,000 stock options with an exercise price of $31.25 to a customer under a sales agreement with the customer that provided for the issuance of such options upon that customer's reaching a specified sales target.

     These options were valued as of the grant date using the Black-Scholes model. The resulting value of $380,000 was recorded as a discount in the accompanying fiscal 1997 income statement.

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

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

     Proforma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of this Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.31% to 5.66% and from 5.40% to 5.77% for 1996 and 1997, respectively; a dividend yield of 0.0%, a volatility factor of the expected market price of the Company's common stock of 0.67, and a weighted-average expected life of the option of 0.13 years beyond each respective vesting period.

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

11. PROVISION FOR PLANT CLOSURE


     The provision for plant closure of $5,868 in fiscal 1997 relates to the costs incurred in the closure of the Texas facility, the write-off of obsolete equipment at the nChip semiconductor fabrication facility and downsizing the Singapore manufacturing operations. The provision includes $2 million provision for severance payment and $500 provision for the write-off of fixed assets in the Singapore manufacturing facilities. An amount of $2,808 associated with certain obsolete equipment at the Company's nChip and Texas facilities have been written off. The provision also includes severance payments amounting to $560 for the employees of the Texas and nChip facility. The Company has not recorded the remaining costs related to existing leases at the Texas facility as the Company is continuing to use the facility for certain administrative and warehousing functions, and believes it is probable that it will sublease this facility and that the sublease income will not be materially less than the remaining obligations under the lease.


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
                                                                     ======     ======

12. BANK COMMITMENT FEES

     In March 1997, the Company incurred bank commitment fees of $750 which were related to a proposed $100.0 million credit facility. This proposed credit facility was not consummated, and the bank's commitment expired unused at the end of March, 1997. Accordingly, such fees were included in other expense in the fiscal 1997 income statement.

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

     On December 20, 1996, the Company acquired 40% of FICO Investment Holding Limited ("FICO") for $5.2 million of which $3 million was paid in December 1996 and the balance payment of $2.2 million which was paid in June 1997 was accrued for in March 1997. The excess of the purchase price over the fair market value of the net tangible assets acquired amounted to $3.2 million which are being amortized over ten years. The Company has an option to purchase the remaining of 60% of FICO in 1998; the consideration for the remaining 60% is dependent on the financial performance of FICO for the period ending December 31, 1997.

     On March 27, 1997, the Company acquired the manufacturing facilities in Karlskrona, Sweden and related inventory, equipment and assets from Ericsson Business Networks AB ("Ericsson") for $82,354 which was financed by a bank loan. The transaction has been accounted for under the purchase method and

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

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

     In March 1997, management negotiated with Stephen Rees, Chairman of Astron who was representing the former shareholders of Astron, a settlement of the earnout condition of the Astron purchase agreement discussed above, the amount of which was in dispute. Substantially all of the former shareholders of Astron were affiliates of Mr. Rees or members of his family. Concurrently with negotiation of the earnout payment, management and Mr. Rees renegotiated the terms and conditions of the Services Agreement among the Company and an affiliate of Mr. Rees. As a result of these negotiations, management agreed to pay to the former shareholders of Astron an earnout in the amount of $6.25 million, and Mr. Rees agreed to reduce to $14 million, the amount due to the affiliate under the Services Agreement. Because of the contemporaneous nature of these negotiations and the relationship of Mr. Rees to the parties to the agreements, management determined that the resulting adjustments should each be accounted for as an adjustment to the cost of acquiring Astron. Accordingly, $5.25 million has been added in March 1997 to the goodwill acquired. This amount represents the agreed upon $6.25 million payment due under the earnout agreement less the $1.0 million reduction in the amount due under the Services Agreement.

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

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

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

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

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

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
                                                     ========     ========     ========

           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                          UNLESS OTHERWISE INDICATED)

                                                                 MARCH 31,
                       PRODUCT TYPE                    1995         1996         1997
        -------------------------------------------  --------     --------     --------
        INCOME/(LOSS) FROM OPERATIONS:
          Singapore................................  $     90     $(25,334)    $   (184)
          Hong Kong/China/Mauritius................       638       (6,110)       4,787
          USA/Mexico...............................    (1,290)       4,570       (5,531)
          Europe...................................        15       (1,514)      (1,829)
          Malaysia.................................    10,754       18,953       17,626
                                                     --------     --------     --------
                                                     $ 10,207     $ (9,435)    $ 14,869
                                                     ========     ========     ========

                                                                 MARCH 31,
                                                     ----------------------------------
                       PRODUCT TYPE                    1995         1996         1997
                                                     --------     --------     --------
        IDENTIFIABLE ASSETS:
          Singapore................................  $ 23,426     $ 48,434     $ 50,118
          Hong Kong/China/Mauritius................    17,020       50,284       68,695
          USA/Mexico...............................    26,354       73,552       74,884
          Europe...................................        22       11,060      116,919
          Malaysia.................................    49,295       47,694       48,618
                                                     --------     --------     --------
                                                     $116,117     $231,024     $359,234
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


Date: September 25, 1997

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



                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  -------------------
            /s/ MICHAEL E. MARKS               Chairman of the Board and      September 25, 1997
---------------------------------------------  Chief Executive Officer
              Michael E. Marks                 (principal executive
                                               officer)

             /s/ TSUI SUNG LAM*                President, Asia Pacific        September 25, 1997
---------------------------------------------  Operations and Director
                Tsui Sung Lam

             /s/ GOH CHAN PENG*                Senior Vice President,         September 25, 1997
---------------------------------------------  Finance and Operations, Asia
                Goh Chan Peng                  Pacific (principal financial
                                               and accounting officer)

           /s/ ROBERT R.B. DYKES*              Senior Vice President of       September 25, 1997
---------------------------------------------  Finance and Administration
              Robert R.B. Dykes                and Director

          /s/ BERNARD J. LACROUTE*             Director                       September 25, 1997
---------------------------------------------
             Bernard J. Lacroute

           /s/ MICHAEL J. MORITZ*              Director                       September 25, 1997
---------------------------------------------
              Michael J. Moritz
           /s/ STEPHEN J.L. REES*              Senior Vice President,         September 25, 1997
---------------------------------------------  Worldwide Sales and
              Stephen J.L. Rees                Marketing and Director

            /s/ RICHARD L. SHARP*              Director                       September 25, 1997
---------------------------------------------
              Richard L. Sharp

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