Form 10-Q/A
period 1997-06-30
FLEXTRONICS INTERNATIONAL LTD
filed 1997-10-01
CIK 866374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item I.             Financial Statements

                    Condensed Consolidated Balance Sheets - June 30, 1997 and March 31, 1997.....         3

                    Condensed Consolidated Statements of Operations-Three months ended June 30,
                         1997 and 1996...........................................................         4

                    Condensed Consolidated Statements of Cash Flow-Three months ended June 30,
                         1997 and 1996...........................................................         5

                    Notes to Condensed Consolidated Financial Statements.........................         6


Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................................        8-15


PART II.  OTHER INFORMATION


Items 1 through 6...............................................................................         16

Signatures......................................................................................         17

                         PART I - FINANCIAL INFORMATION

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                         MARCH 31,         JUNE 30,
                                                                           1997*             1997
                                                                        -----------      ------------
                                                                                        (UNAUDITED)
                                                                               (IN THOUSANDS)
                                               ASSETS

Current assets
  Cash................................................................   $  23,645        $   33,092
  Accounts receivable, net............................................      69,331            74,001
  Inventories.........................................................     106,583           108,926
  Other current assets................................................      10,769            12,308
                                                                          --------          --------
          Total current assets........................................     210,328           228,327
                                                                          --------          --------
Property and equipment
  At cost.............................................................     153,137           180,255
  Accumulated depreciation............................................     (42,172)          (44,420)
                                                                          --------          --------
  Net property and equipment..........................................     110,965           135,835
                                                                          --------          --------
  Other non-current assets............................................      37,941            37,969
                                                                          --------          --------
          TOTAL ASSETS................................................   $ 359,234        $  402,131
                                                                          ========          ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Bank borrowings.....................................................   $ 111,075        $   73,500
  Current portion of capital lease and long-term debt.................      12,233            11,754
  Accounts payable....................................................      73,631            82,881
  Other current liabilities...........................................      38,436            63,368
                                                                          --------          --------
          Total current liabilities...................................     235,375           231,503
                                                                          --------          --------
Long term debt, less current portion..................................      25,712            67,518
Obligations under capital leases and deferred income taxes............      13,847            13,860
Notes payable to shareholders.........................................         223               223
Minority interest.....................................................         485               485
Shareholders' equity
  Ordinary shares, S$0.01 par value:
  Authorized -- 100,000,000 shares at March 31, 1997 and June 30, 1997
  Issued and outstanding -- 13,676,243 shares at March 31, 1997 and
     13,752,293 shares at June 30, 1997...............................          88                89
  Additional paid-in capital..........................................      95,570            95,207
  Accumulated deficit.................................................     (12,066)           (6,754)
                                                                          --------          --------
          Total shareholders' equity..................................      83,592            88,542
                                                                          --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................   $ 359,234        $  402,131
                                                                          ========          ========

---------------

* The balance sheet at March 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                         1996           1997
                                                                       --------       --------
                                                                       RESTATED
                                                                        (IN THOUSANDS, EXCEPT
                                                                         PER SHARE AMOUNTS)
Net sales............................................................  $117,889       $196,883
Costs and expenses:
  Cost of sales......................................................   106,143        177,212
  Selling, general and administrative expenses.......................     5,611         10,549
  Goodwill and intangibles amortization..............................       659            742
  Net interest expense...............................................       595          2,938
  Foreign exchange gain..............................................        79            306
  Income from associated company.....................................        --            300
                                                                       --------       --------
                                                                        112,929        190,835
  Income before income taxes.........................................     4,960          6,048
  Provision for income taxes.........................................       763            736
                                                                       --------       --------
Net income after income taxes........................................     4,197          5,312
                                                                       ========       ========
Earnings per share:
  Net income per share...............................................  $   0.28       $   0.36
                                                                       ========       ========
Weighted average ordinary shares and equivalents.....................    14,914         14,955
                                                                       ========       ========

           See notes to condensed consolidated financial statements.

                FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                         1996           1997
                                                                       --------       --------
                                                                       RESTATED
                                                                           (IN THOUSANDS)
Net cash provided by operating activities............................  $  3,455       $ 17,955
Investing activities:
  Purchases of property and equipment................................    (5,739)       (28,173)
  Proceeds from sale of property and equipment.......................        39             88
  Payment for Astron.................................................        --         (6,250)
                                                                       --------       --------
Net cash used for investing activities...............................    (5,700)       (34,335)
                                                                       ========       ========
Financing activities:
  Borrowings from banks, net.........................................     4,605         27,925
  Repayment of capital lease obligations.............................      (701)        (2,129)
  Repayment of long-term debt........................................      (342)          (277)
  Repayment of loan from related party...............................       350             --
  Net proceeds from issuance of share capital........................       547            308
                                                                       --------       --------
Net cash provided by financing activities............................     4,459         25,827
                                                                       ========       ========
Net increase in cash.................................................     2,214          9,447
Cash, beginning of period............................................     6,546         23,645
                                                                       --------       --------
Cash, end of period..................................................  $  8,760       $ 33,092
                                                                       ========       ========

           See notes to condensed consolidated financial statements.

                FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

NOTE B -- INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is comprised of direct materials on a first-in-first-out basis and, in the case of finished products and work-in-progress, direct labor and attributable production overheads based on normal levels of activity. The components of inventory consist of the following:

                                                                 MARCH 31      JUNE 30
                                                                   1997          1997
                                                                 ---------     --------
                                                                     (IN THOUSANDS)
        Raw materials..........................................  $  64,213     $ 95,612
        Work-in-process........................................     16,561       10,753
        Finished goods.........................................     25,809        2,561
                                                                  --------     --------
                  Total........................................  $ 106,583     $108,926
                                                                  ========     ========

NOTE C -- RECENT ACCOUNTING PRONOUNCEMENTS

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

     The Company plans to adopt SFAS No. 128 in its fourth fiscal quarter ending March 31, 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128. Under the provisions of SFAS 128, basic and diluted net income per share for the three month periods ended June 30, 1997 and June 30, 1996, would have been $0.39 and $0.36 and $0.32 and $0.28, respectively.

     In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which will be adopted by the Company in the fourth quarter of 1998. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS No. 129 will have a material impact on its financial statements.

     In July 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years ending after December 15, 1997. The Company does not anticipate that SFAS No. 130 will have a material effect on its financial position, results of operations, or cash flows.

                FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE D -- NET INCOME PER SHARE

     Net income per share for each period is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding during the period using the treasury stock method. Common stock equivalents consist of shares issuable upon the exercise of outstanding common stock options and warrants. Fully diluted net income per share is substantially the same as primary net income per share.

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



                                                              THREE MONTHS ENDED
                                                                    JUNE 30,
                                                            -----------------------
                                                               1996        1997
                                                              -----        -----
Net sales ............................................         100.0%       100.0%

Cost of sales ........................................          90.0         90.0
                                                              -----        -----

     Gross profit ....................................          10.0         10.0

Selling, general and administrative expenses .........           4.8          5.3

Goodwill and intangible assets amortization ..........           0.6          0.4

     Operating income ................................           4.6          4.3

Net interest expense .................................          (0.5)        (1.5)

Foreign exchange gain (loss) .........................           0.1          0.2

Income (loss) from associated company ................            --          0.1

     Income before income taxes ......................           4.2          3.1

Provision for income taxes ...........................           0.6          0.4
                                                               -----        -----

     Net income ......................................           3.6%         2.7%
                                                               =====        =====



Net Sales

         Net sales for the three months ended June 30, 1997 increased 67.0% to $196.9 million from $117.9 million for the three months ended June 30, 1996. The increase in sales was primarily due to (1) sales to Ericsson following the March 27, 1997 acquisition of the Karlskrona Facilities, (2) an increase in sales to certain existing customers, and (3) sales to new customers. This increase was partially offset by reduced sales to certain existing customers, including Minebea, Apple Computer, Visioneer and Global Village. See "Certain Factors Affecting Future Operating Results - Customer Concentration; Dependence on Electronics Industry" and "Certain Factors Affecting Future Operating Results
- Risks of Karlskrona Acquisition."

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



         Cost of sales included research and development costs of approximately $271,000 and $229,000 in the three months ended June 30, 1997 and 1996.



Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended June 30, 1997 increased to $10.5 million from $5.6 million for the three months ended June 30, 1996 and increased as a percentage of net sales to 5.3% for the three months ended June 30, 1997 from 4.8% for the three months ended June 30, 1996. Of the $4.9 million increase in selling, general and administrative expenses, $800,000 resulted from increased selling expenses, $2.6 million resulted from increased general and administrative expenses and $1.5 million resulted from increased corporate expenses. The increase in selling expenses is primarily due to the addition of new sales personnel in the United States and Europe and the inclusion of Fine Line's selling expenses; the increase in general and administrative expenses is primarily due to the inclusion of the operations of the Karlskrona Facilities; and the increase in corporate expenses is primarily due to an increase in staffing levels, primarily personnel related to implementation of new information systems as well as increased corporate staff, and to increased legal and other professional expenses.

Goodwill and Intangible Assets Amortization


         Goodwill and intangible assets are amortized on a straight line basis. Goodwill and intangible amortization for the three months ended June 30, 1997 increased to $742,000 from $659,000 for the three months ended June 30, 1996. The goodwill and intangible asset amortization are primarily due to the Company's acquisition of Astron.



Net Interest Expense


          Net interest expense increased to $2.9 million for the three months ended June 30, 1997 from $595,000 for the three months ended June 30, 1996, due to interest and amortization of commitment fees related to borrowings under the Credit Facility, primarily incurred to finance the Karlskrona Acquisition. See "Certain Factors Affecting Future Operating Results -- Increased Leverage."



Foreign Exchange Gain (Loss)


         Foreign exchange gain increased to $306,000 in the three months ended June 30, 1997 from $79,000 in the three months ended June 30, 1996 as a result of changes in the rates of exchange between the U.S. dollar and local currencies of the Company's international operations.



Income (Loss) from Associated Company

         The Company acquired a 40% interest in FICO in December 1996. According to the equity method of accounting, the Company did not recognize revenue from sales by FICO, but based on its ownership interest recognized 40% of the net income or loss of the associated company. The Company has recorded its 40% share of FICO's post-acquisition net income, amounting to $300,000 in the three months ended June 30, 1997.

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


        Net cash provided by operating activities was $18.0 million for the three months ended June 30, 1997, consisting of $31.6 million of cash provided by net income, depreciation, increases in accounts payable and other sources, offset by $13.6 million of cash used for increases in inventory and accounts receivable and other operating activities. Net cash provided by operating activities was $3.5 million for the three months ended June 30, 1996, consisting of $18.7 million of cash provided by net income, depreciation and decreases in accounts receivable, partially offset by $15.2 million of cash used for operating activities, primarily decreases in accounts payable.


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


     Net cash used for investing activities during the three months ended June 30, 1997 was $34.3 million, consisting primarily of expenditures for new and expanded facilities, including the construction of new facilities in Doumen, China, Guadalajara, Mexico and San Jose, California and the acquisition of machinery and equipment in the San Jose, California and Karlskrona, Sweden facilities. Net cash used for investing activities during the three months ended June 30, 1996 was $5.7 million, consisting primarily of equipment acquisitions and building construction.



         Net cash provided by financing activities was $25.8 million for the three months ended June 30, 1997 and $4.5 million for the three months ended June 30, 1996, in each case consisting primarily of bank borrowings. Bank borrowings increased from $19.0 million at June 30, 1996 to $139.0 million at June 30, 1997 due primarily to bank borrowings to fund the purchase price for the Karlskrona Facilities.



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



         The Company's capital expenditures in first quarter of fiscal 1998 were approximately $28.2 million and the Company anticipates that its aggregate capital expenditures in fiscal 1998 will be approximately $65.0 million, primarily relating to the development of new and expanded facilities in San Jose, California, Guadalajara, Mexico and Doumen, China. The Company anticipates expending from $7.0 million to $15.0 million in fiscal 1998 and 1999 to implement the new management information system, and anticipates funding these expenditures with cash from operations and borrowings under the Credit Facility. The Company will also be required to expend cash in fiscal 1998 pursuant to the terms of the Astron acquisition. The Company paid an earnout of $6.25 million in cash in April 1997, and will be required to make a principal payment of $5.0 million in February 1998 pursuant to the terms of a note issued by it in connection with the Astron acquisition. The Company is also required to make a $14.0 million payment to an entity affiliated with Stephen Rees in June 1998. $5.0 million of this amount is payable in cash and $9.0 million is payable in cash or, at the option of the Company, in Ordinary Shares, and the Company intends to pay the $9.0 million portion in Ordinary Shares. The Company also anticipates that its working capital requirements will increase in order to support anticipated volumes of business. Future liquidity needs will depend on, among other factors, the timing of expenditures by the Company on new equipment, levels of shipments by the Company, changes in volumes of customer orders. The Company believes that the existing cash balances, together with anticipated cash flow from operations and amounts available under the Credit Facility, will be sufficient to fund its operations through fiscal 1998.



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

Risks Of Karlskrona Acquisition

         The acquisition of the Karlskrona Facilities and the execution of a multi-year purchase agreement between the Company and Ericsson (together the "Karlskrona Acquisition"), represent a significant expansion of the Company's operations, and entail a number of risks. In particular, until March 27, 1997, the Karlskrona Facilities operated as captive manufacturing facilities for Ericsson and are now being integrated into the Company's ongoing manufacturing operations. This requires optimizing production lines, implementing new management information systems, implementing the Company's operating systems, and assimilating and managing existing personnel. The difficulties of this integration may be further complicated by the geographical distance of the Karlskrona Facilities from the Company's current operations in Asia and the United States. In addition, the Karlskrona Acquisition has increased and will continue to increase the Company's expenses and working capital requirements, and place burdens on the Company's management resources. In the event the Company is unsuccessful in integrating these operations, the Company would be materially adversely affected.



         The purchase agreement between the Comany and Ericsson (the "Purchase Agreement") contains cost reduction targets and price limitations and imposes on the Company certain manufacturing quality requirements, and there can be no assurance that the Company can achieve acceptable levels of profitability under the Purchase Agreement or reduce costs and prices to Ericsson over time as contemplated by the Purchase Agreement.



         Increased Leverage

         At June 30, 1997, the Company had consolidated indebtedness of approximately $163.6 million (including bank borrowings, long-term debt and capitalized lease obligations, and excluding $9.0 million of liabilities relating to the Astron acquisition that the Company intends to repay in the Company's Ordinary Shares). The Company's indebtedness at June 30, 1997 included $111.0 million borrowed on March 27, 1997, which substantially increased the Company's leverage. The Company's ratio of indebtedness to shareholders' equity increased from approximately 75.6% at June 30, 1996 to 184.8% at June 30, 1997. See "-- Liquidity and Capital Resources." The degree to which the Company is leveraged could have important consequences to the Company and its shareholders, including the following: (i) the Company's ability to obtain additional financing may be impaired; (ii) the Company's operating flexibility is limited by covenants that limit its ability to incur additional indebtedness, grant liens, make capital expenditures and enter into sale and leaseback transactions; and (iii) the Company's degree of leverage may make it more vulnerable to economic downturns, may limit its ability to pursue other business opportunities and may reduce its flexibility in responding to changing business and economic conditions.

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

         Customer Concentration; Dependence on Electronics Industry


         A small number of customers are currently responsible for a significant portion of the Company's net sales. In fiscal 1997 and the first three months of fiscal 1998, the Company's five largest customers accounted for approximately 46% and 61%, respectively, of net sales. Approximately 13% and 11% of the Company's net sales for fiscal 1997 were derived from sales to Lifescan and U.S. Robotics, respectively. Approximately 30% and 10% of the Company's net sales for the first three months of fiscal 1998 were derived from sales to Ericsson and Advanced Fibre Communications, respectively. The Company anticipates that a small number of customers will continue to account for a large portion of its net sales as it focuses on strengthening and broadening relationships with leading OEMs.

         The composition of the group comprising the Company's largest customers has varied from year to year, and there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. For example, the Company expects that its sales to Global Village Communications in fiscal 1998 will be significantly lower than in recent periods. Significant reductions in sales to any of these customers, or the loss of one or more major customers, would have a material adverse effect on the Company. The Company generally does not obtain firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced contracts with new business cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company.

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

         Risks of International Operations

         The geographical distances between Asia, the United States and Europe create a number of logistical and communications challenges. Because of the location of manufacturing facilities in a number of countries, the Company is affected by economic and political conditions in those countries. In particular, the Company's operations and assets are subject to significant political, economic, legal and other uncertainties in China and Mexico, where the Company is substantially expanding its operations, as well as in Hong Kong, where the Company maintains certain administrative and procurement operations. The Company's net sales derived from operations outside of the United States was $148.4 million in the three months ended June 30, 1997, $50.0 million of which was derived from operations in Hong Kong and China. Changes in policies by the U.S. or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could also have a material adverse effect on the Company.

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




                                     FLEXTRONICS INTERNATIONAL LTD.
                                     (Registrant)




Date  September 30, 1997             /s/ Michael E. Marks
                                     -----------------------------------------
                                     Michael E. Marks, Chief Executive Officer




Date  September 30, 1997             /s/ Robert B. Dykes
                                     -----------------------------------------
                                     Robert B. Dykes, Senior Vice President,
                                     Finance and Administration; Chief
                                     Financial Officer