Form 10-Q
period 1997-09-30
FLEXTRONICS INTERNATIONAL LTD
filed 1997-11-14
CIK 866374

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                             YES  [X]     NO  [ ]


Number of Ordinary Shares S$0.01 par value, as of October 31, 1997: 18,801,823

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.
Financial Statements

             Condensed Consolidated Balance Sheets - September 30,
                1997 and March 31, 1997                                        3

             Condensed Consolidated Statements of Income-Three
                and Six Months Ended September 30, 1997 and 1996               4

                Condensed Consolidated Statements of Cash Flow-Six
                 Months Ended September 30, 1997 and 1996                      5

             Notes to Condensed Consolidated Financial Statements             6-7


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    8-20


PART II.  OTHER INFORMATION


             Items 1 through 6                                                21-22

             Signatures                                                       23

                         PART I - FINANCIAL INFORMATION

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            September 30,   March 31,
                                                                                 1997         1997
                                                                            -------------  ----------
                                                                             (Unaudited)
                                                                                 (In thousands)
ASSETS
 Current assets
  Cash                                                                        $  17,825    $  23,645
  Accounts receivable, net                                                       90,270       69,331
  Inventories                                                                   112,906      106,583
  Other current assets                                                           18,055       10,769
                                                                              ---------    ---------
  Total current assets                                                          239,056      210,328
                                                                              ---------    ---------
Property and equipment
  At cost                                                                       196,147      153,137
  Accumulated depreciation                                                      (48,540)     (42,172)
                                                                              ---------    ---------
  Net property and equipment                                                    147,607      110,965
                                                                              ---------    ---------
Other non-current assets                                                         39,637       37,941
                                                                              ---------    ---------
TOTAL ASSETS                                                                  $ 426,300    $ 359,234
                                                                              =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Bank borrowings                                                             $  81,500    $ 111,075
  Current portion of capital lease and long-term debt                            10,727       12,233
  Accounts payable                                                               96,683       73,631
  Other current liabilities                                                      62,993       38,436
                                                                              ---------    ---------
  Total current liabilities                                                     251,903      235,375
                                                                              ---------    ---------
Long term debt, less current portion                                             66,680        2,165
Other long term payable                                                              --       23,547
Obligations under capital leases and deferred
    income taxes                                                                 10,750       13,847
Notes payable to shareholders                                                       115          223

Minority interest                                                                   485          485

Shareholders' equity
  Ordinary shares, S$0.01 par value:
  Authorized -- 100,000,000 shares at September 30, 1997 and March 31, 1997
  Issued and outstanding -- 13,806,855 shares at September
  30, 1997 and 13,676,243 shares at March 31, 1997                                   89           88
  Additional paid-in capital                                                     96,559       95,570
  Accumulated deficit                                                              (281)     (12,066)
                                                                              ---------    ---------
  Total shareholders' equity                                                     96,367       83,592
                                                                              ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 426,300    $ 359,234
                                                                              =========    =========


               See notes to condensed consolidated financial statements

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                 Three months ended        Six months ended
                                    September 30,            September 30,
                              ----------------------    ----------------------
                                1997          1996         1997         1996
                              ---------    ---------    ---------    ---------
                                    (In thousands, except per share amounts)

Net sales                     $ 210,087    $ 122,470    $ 406,970    $ 240,359

Costs and expenses:
  Cost of sales                 188,806      108,207      366,018      214,350
  Selling, general and
    administrative expenses       9,467        6,568       20,016       12,179
  Goodwill and intangible
    assets amortization           1,006          660        1,748        1,319
  Interest expense, net           4,169        1,078        7,116        2,127
  Other income, net                (803)         (40)      (1,418)        (573)
                              ---------    ---------    ---------    ---------
                                202,645      116,473      393,480      229,402

Income before income taxes        7,442        5,997       13,490       10,957

Provision for income taxes          917          859        1,653        1,622

                              ---------    ---------    ---------    ---------
Net income                        6,525        5,138       11,837        9,335
                              =========    =========    =========    =========

Earnings per share:
  Net income per share        $    0.43    $    0.36    $    0.78    $    0.65
                              =========    =========    =========    =========

Weighted average ordinary
shares and equivalents           15,152       14,277       15,107       14,372
                              =========    =========    =========    =========



            See notes to condensed consolidated financial statements.

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six months ended
                                                       September 30,
                                                    1997         1996
                                                 ---------    ---------
                                                      (In thousands)
Net cash provided by operating activities        $  19,131    $  17,880
                                                 ---------    ---------
Investing activities:
  Purchases of property and equipment              (43,950)     (12,511)
  Proceeds from sale of property and equipment         177           70
  Payment for Astron earnout                        (6,250)          --
  Remaining payment to FICO for 40% interest        (2,200)          --
  Other investment                                  (2,000)          --

                                                 ---------    ---------
Net cash used for investing activities             (54,223)     (12,441)
                                                 ---------    ---------
Financing activities:
  Proceeds from bank borrowings                    147,000        3,553
  Repayment of bank borrowings                    (111,075)          --
  Repayment of capital lease obligations            (5,820)      (2,518)
  Repayment of long-term debt                       (1,101)        (517)
  Proceeds from loan to related party                   17        1,381
  Repayment of notes payable                          (108)        (306)
  Net proceeds from issuance of share capital          989          650

                                                 ---------    ---------
Net cash provided by financing activities           29,902
                                                                  2,243
                                                 ---------    ---------

Effect of exchange rate changes on cash               (630)          --
                                                 ---------    ---------

Net increase/(decrease) in cash                     (5,820)       7,682
Cash, beginning of period                           23,645        6,546
                                                 ---------    ---------
Cash, end of period                              $  17,825    $  14,228
                                                 =========    =========





               See notes to condensed consolidated financial statements.

                 FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.


NOTE B -- INVENTORIES

Inventories consist of the following:

                                                September 30    March 31
                                                     1997          1997
                                                  ---------     --------
                                                      (In thousands)

Raw materials                                      $  90,335     $ 64,213
Work-in-process                                       20,740       16,561
Finished goods                                         1,831       25,809
                                                   ---------     --------
Total                                              $ 112,906     $106,583
                                                   =========     ========

NOTE C -- SUBSEQUENT EVENTS

        On October 8, 1997, the Company completed an equity offering of 2,185,000 Ordinary Shares including 285,000 shares issued upon the exercise of the underwriters' over-allotment option. The net proceeds from this offering were approximately $96.0 million.

        On October 15, 1997, the Company completed the sale of $150 million in senior subordinated notes due 2007. The notes bear interest at 8.75% per annum.

        On October 20, 1997, the Company entered into an exchange agreement with Neutronics Electronic Industries Holding AG (Neutronics), an Austrian PCB assembly company with operations in Austria and Hungary. Under this exchange agreement, 92% of the outstanding shares of Neutronics were exchanged for 2,806,000 Ordinary Shares of Flextronics International Ltd on October 30, 1997. The acquisition will be accounted for as a pooling-of-interests. The combined company will incur expenses of approximately $4.0 million during the fiscal quarter ending December 31, 1997 associated with this transaction.


NOTE D -- RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share.

        The Company plans to adopt SFAS No. 128 in its third fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128. Under the provisions of SFAS 128, basic net income per share for the three month periods ended September 30, 1997 and September 30, 1996, would have been $0.47 and $0.39, respectively and basic net income per share for the six month periods ended September 30, 1997 and September 30, 1996 would have been $0.86 and $0.70, respectively. The primary net income per share presented herein is equal to the diluted net income per share calculated in accordance with SFAS No. 128.

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

        In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that SFAS No. 131 will have a material impact on its financial statements.


NOTE E -- NET INCOME PER SHARE

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


OVERVIEW

         In recent years, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, through both acquisitions and internal growth. See "--Certain Factors Affecting Future Operating Results - Management of Expansion and Consolidation."

         In January 1995, the Company acquired nCHIP, Inc. ("nCHIP") in exchange for an aggregate of approximately 2,450,000 Ordinary Shares in a transaction accounted for as a pooling-of-interests. Currently, the Company is engaged in negotiations to sell nCHIP's semiconductor wafer fabrication facilities to a third party.

      In February 1996, the Company acquired Astron Group Limited in exchange for (i) $13.4 million in cash, (ii) $15.0 million in 8% promissory notes, ($10.0 million of which was paid in February 1997 and $5.0 million of which is payable in February 1998), (iii) 238,684 Ordinary Shares issued at closing and (iv) Ordinary Shares with a value of $10.0 million to be issued on June 30, 1998. The Company also paid an earn-out of an additional $6.25 million in cash in April 1997, based on the pre-tax profit of Astron for the calendar year ended December 31, 1996. In addition, the Company agreed to pay a $15.0 million consulting fee in June 1998 to an entity affiliated with Stephen Rees, a former shareholder and the Chairman of Astron, pursuant to a services agreement among the Company, one of its subsidiaries and the affiliate of Mr. Rees (the "Service Agreement"). Payment of the fee was conditioned upon, among other things, Mr. Rees' continuing as Chairman of Astron through June 1998. Mr. Rees currently also serves as a director and executive officer of the Company.

        In March 1997, the Company and Mr. Rees' affiliate agreed to remove the remaining conditions to payment of the fee under the Service Agreement and to reduce the amount of the fee, which remains payable in June 1998, to $14.0 million. This reduction was negotiated in view of (i) a settlement in March 1997 of the amount of the earn-out payable by the Company to the former shareholders of Astron in which the Company agreed to certain matters, previously in dispute, affecting the amount of the earn-out payment, and (ii) the elimination of the conditions to payment of Mr. Rees' ongoing obligations under the Services Agreement. Substantially all of the former shareholders of Astron were affiliates of Mr. Rees or members of his family. Accordingly, the only remaining obligation of either party is the Company's unconditional obligation to pay the $14.0 million fee in June 1998. Of the $14.0 million, $5.0 million must be paid in cash. The remainder may be paid in either cash or Ordinary Shares at the option of the Company, and the Company intends to pay such amount in Ordinary Shares.

        On March 27, 1997, the Company acquired from Ericsson Business Networks AB ("Ericsson") two manufacturing facilities (the "Karlskrona Facilities") located in Karlskrona, Sweden and related inventory, equipment and other assets for approximately $82.4 million in cash. The acquisition was financed by borrowings from banks, and accounted for under the purchase method. The Karlskrona Facilities include a 220,000 square foot facility and a 110,000 square foot facility, each of which is ISO 9002 certified. At the same time, the Company and Ericsson entered into a multi-year purchase agreement under which the Company will manufacture, and Ericsson will purchase, certain products used in the business communications systems sold by Ericsson. The Company is currently utilizing the Karlskrona Facilities to assemble and test printed circuit boards, network switches, cordless base stations and other components for these systems. The Company also intends to use the Karlskrona Facilities to offer advanced contract manufacturing services to other European OEMs. Approximately 965 employees are currently based at the Karlskrona Facilities. See "--Certain Factors Affecting Future Operating Results - Risks of Acquisitions."

        On October 20, 1997 the Company entered into an exchange agreement with Neutronics Electronics Industries Holding AG ("Neutronics"), an Austrian PCB assembly company with operations in Austria and Hungary, and holders of 92% of its outstanding ordinary shares. Under this exchange agreement, 92% of the outstanding ordinary shares of Neutronics were exchanged for 2,806,000 Ordinary Shares of the Company on October 30, 1997. S.L. Hui, Neutronics' majority shareholder, has been appointed to the Company's board of directors. Neutronics' subsidiaries have three manufacturing facilities in Hungary (including a campus in Sarvar) and one manufacturing facility in Austria. These facilities, which total 718,000 square feet and have a total of approximately 3,500 employees, are engaged primarily in PCB assembly, as well as related activities such as engineering and design, and injection molded plastics. Neutronics' net sales in the 12 months ended June 30, 1997 were approximately $142.6 million. Neutronics' largest customer is Philips Electronics which accounted for approximately 60% of its net sales for the six month period ended June 30, 1997.

        The acquisition of Neutronics will be accounted for as a pooling-of-interests. The combined company will incur expenses of approximately $4.0 million during the quarter ending December 31, 1997 associated with this transaction. The ability of the Company to obtain the benefits of the Neutronics acquisition is subject to a number of risks and uncertainties, including the Company's ability to successfully integrate the operations of Neutronics and its ability to maintain, and increase, sales to Neutronics customers. See "--Certain Factors Affecting Future Operating Results - Acquisitions."

        The Company intends to continue to pursue attractive acquisition opportunities in the future. The Company has no understandings, commitments or agreements with respect to any acquisitions. Acquisitions present a number of risks and there can be no assurance that the Company will complete any future acquisitions or that any future acquisitions will not materially affect the Company. See "--Certain Factors Affecting Future Operating Results - Acquisitions."

      The Company has recently consolidated and expanded its manufacturing facilities, with the goal of concentrating its activities in a smaller number of larger, strategically located sites. The Company has closed its Richardson, Texas facility and downsized manufacturing operations at its Singapore facility, while substantially increasing overall capacity by expanding operations in North America, Asia and Europe. In North America, the Company has recently leased a new 71,000 square foot facility, from which the Company offers a wide range of engineering services, and in July 1997 the Company completed construction of a new 73,000 square foot facility, dedicated to high volume PCB assembly. These new facilities are located adjacent to the Company's other San Jose operations. Also in July 1997, the Company completed construction of a 101,000 square foot manufacturing facility on a 32-acre campus site in Guadalajara, Mexico. In Asia, the Company has expanded its Doumen facilities by developing an additional 224,000 square feet for miniaturized gold-finished PCB fabrication and for PCB and full system assembly. The Company completed the construction of this expanded facility in June 1997 and has commenced production at these new and expanded facilities.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.


                                                Three months ended  Six months ended
                                                   September 30,      September 30,
                                                ------------------  ----------------
                                                  1997      1996     1997      1996

Net sales                                        100.0%    100.0%   100.0%    100.0%

Cost of sales                                     89.9      88.4     89.9      89.2
                                                 -----     -----    -----     -----
      Gross profit                                10.1      11.6     10.1      10.8

Selling, general and administrative expenses       4.5       5.4      4.9       5.1

Goodwill and intangible assets amortization        0.5       0.5      0.5       0.5
                                                 -----     -----    -----     -----
      Operating income                             5.1       5.7      4.7       5.2

Interest expense, net                              2.0       0.8      1.7       0.8

Other income, net                                 (0.4)      --      (0.3)     (0.2)
                                                 -----     -----     -----    -----
      Income before income taxes                   3.5       4.9      3.3       4.6

Provision for income taxes                         0.4       0.7      0.4       0.7
                                                 -----     -----    -----     -----
      Net income                                   3.1       4.2      2.9       3.9
                                                 =====     =====    =====     =====


Net Sales

         Net sales for the three months ended September 30, 1997 increased 71.5% to $210.1 million from $122.5 million for the three months ended September 30, 1996. Net sales for the six months ended September 30, 1997 increased 69.3% to $407.0 million from $240.4 million for the six months ended September 30, 1996. The increase in sales for the three and six months was primarily due to (i) sales to Ericsson following the March 27, 1997 acquisition of the Karlskrona Facilities, and (ii) an increase in sales to certain existing customers including Advanced Fibre Communications; Microsoft and Thermoscan. This increase was partially offset by reduced sales to certain customers, including Minebea; Visioneer; US Robotics and Global Village. See "--Certain Factors Affecting Future Operating Results -- Customer Concentration; Dependence on Electronics Industry" and "--Certain Factors Affecting Future Operating Results - Risks of Karlskrona Acquisition."

        The Company's largest customers during both the three month and six month periods ending September 30, 1997 were Ericsson and Advanced Fibre Communications. Net sales to Ericsson for the three and six month periods accounted for approximately 30% of net consolidated sales for both periods while net sales to Advanced Fibre Communications for the three and six month periods accounted for approximately 11% of net consolidated sales for both periods. No other customer accounted for more than 10% of consolidated net sales for the three month and six month periods ending September 30, 1997.


Gross Profit

        Gross profit varies from period to period and is affected by, among other things, product mix, component costs, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin decreased to 10.1% for the three months ended September 30, 1997 as compared to 11.6% for the three months ended September 30, 1996. Gross profit margin decreased to 10.1% for the six months ended September 30, 1997 as compared to 10.8% for the six months ended September 30, 1996. The decrease in the gross profit margin for the three and six months ended September 30, 1997 was mainly due to increased depreciation and other fixed expenses as the Company commenced volume production in the new facilities in Doumen, China and Mexico. The decrease in the gross profit margin was offset slightly by the inclusion of the Sweden facility which manufactures higher margin products. In addition, the Company has begun manufacturing several products on a consignment basis. Consignment projects typically have higher gross profit margin than turnkey projects.


        Cost of sales included research and development costs of approximately $290,000 and $229,000 in the three months ended September 30, 1997 and 1996, respectively and $561,000 and $458,000 for the six months ended September 30, 1997 and 1996, respectively.


Selling, General and Administrative Expenses

       Selling, general and administrative expenses for the three months ended September 30, 1997 increased to $9.5 million from $6.6 million for the three months ended September 30, 1996 but decreased as a percentage of net sales to 4.5% for the three months ended September 30, 1997 from 5.4% for the three months ended September 30, 1996. Selling, general and administrative expenses for the six months ended September 30, 1997 increased to $20.0 million from $12.2 million for the six months ended September 30, 1996 but decreased as a percentage of net sales to 4.9% for the six months ended September 30, 1997 from 5.1% for the six months ended September 30, 1996. The increase in selling expenses were mainly due to the addition of new sales personnel in the United States and Europe and the inclusion of Fine Line's selling expenses; the increase in general and administrative expenses is primarily due to the inclusion of the operations of the Karlskrona facilities; and the increase in corporate expenses is primarily due to the growth in infrastructure including the hiring of additional internal support personnel and increases in related department expenses.


Goodwill and Intangible Assets Amortization

        Goodwill and intangible assets are amortized on a straight line basis. Goodwill and intangible amortization for the three months ended September 30, 1997 increased to $1.0 million from $660,000 for the three months ended September 30, 1996. Goodwill and intangible amortization for the six months ended September 30,

1997, increased to $1.7 million from $1.3 million for the six months ended September 30, 1996. The goodwill and intangible asset amortization is primarily due to the Company's acquisition of Astron. In the second fiscal quarter of 1998 the Company reduced its estimate of the useful lives of the goodwill and intangible assets arising from the Astron acquisition from approximately 20 years to approximately 10 years. This reduction increased the goodwill and intangible amortization per quarter by approximately $279,000.


Interest Expense, Net

        Interest expense, net increased to $4.2 million for the three months ended September 30, 1997 from $1.1 million for the three months ended September 30, 1996 and increased to $7.1 million for the six months ended September 30, 1997 from $2.1 million for the six months ended September 30, 1996. The increase was primarily due to increased bank borrowings to finance the Karlskrona Acquisition and capital expenditures. See "--Certain Factors Affecting Future Operating Results - Increased Leverage." The Company anticipates that its interest expense will increase in future periods as a result of borrowings under its credit facility and its issuance in October 1997 of $150.0 million principal amount of Senior Subordinated Notes. See "--Liquidity and Capital Resources."


Other income, net

        Other income, net primarily represents foreign exchange gains and the Company's 40% equity interest in the results of FICO.

        Foreign exchange gains increased to $637,000 in the three months ended September 30, 1997 from $138,000 in the three months ended September 30, 1996 and increased to $944,000 in the six months ended September 30, 1997 from $218,000 in the six months ended September 30, 1996. The increase in the exchange gains for the three months and six months ended September 30, 1997 was mainly due to the strengthening of the U.S. dollar against Asian currencies and the Swedish kronor.

      The Company acquired a 40% interest in FICO in December 1996. According to the equity method of accounting, the Company recognizes 40% of the net income or loss of FICO amounting to income of $350,000 in the three months ended September 30, 1997 and income of $650,000 in the six months ended September 30, 1997.


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

     The Company's consolidated effective tax rate was 12.3% for both the three and six month periods ended September 30, 1997 compared to 14.8% in the six months ended September 30, 1996. The Company reduced the effective tax rate on certain of its subsidiaries that had certain profitable operations by applying net loss carry forwards. In addition, the Company has reduced the effective tax rate by shifting some of its manufacturing operations from Singapore, which has an ordinary corporate tax rate of 26%, to low cost manufacturing operations located in countries with lower tax rates. The Company has structured its operations in Asia in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. The Company's Asian manufacturing subsidiaries have at various times been granted certain tax relief in each of these countries, resulting in lower taxes than would otherwise be the case under ordinary tax rates. If tax incentives are not renewed upon expiration, if the tax rates applicable to the Company are rescinded or changed, or if tax authorities challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's worldwide effective tax rate would increase and its results of operations and cash flow would be adversely affected. In addition, the expansion by the Company of its operations in North America and Northern Europe may increase its worldwide effective tax rate.


Variability of Results

       The Company has experienced, and expects to continue to experience, significant periodic and quarterly fluctuations in results of operations due to a variety of factors. These factors include, among other things, timing of orders, the short-term nature of most customers' purchase commitments, volume of orders relative to the Company's capacity, customers' announcements, introduction and market acceptance of new products or new generations of products, evolution in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, mix of orders filled, timing of acquisitions and related expenses and changes or anticipated changes in economic conditions. In addition, the Company's revenues are adversely affected by the observance of local holidays during the fourth fiscal quarter in Malaysia and China, reduced production levels in Sweden in July, and the reduction in orders by certain customers in the fourth quarter reflecting a seasonal slow-down following the Christmas holiday. The market segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Ordinary Shares. In future periods, the Company's revenue or results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's Ordinary Shares would likely be materially adversely affected.


Liquidity and Capital Resources

      The Company has funded its operations from the proceeds of public offerings of equity securities, cash generated from operations, bank debt and lease financing of capital equipment. At September 30, 1997 the Company had cash balances totaling $17.8 million, outstanding bank borrowings of $147.0 million, and an aggregate of $9.0 million available for borrowing under the Company's credit facility.

        Net cash provided by operating activities was $19.1 million for the six months ended September 30, 1997 consisting of $58.8 million of cash provided by net income before depreciation, increases in accounts payable and other sources, offset by $39.7 million of cash used for increases in inventory and accounts receivable and other operating activities. Depreciation expense was $9.7 million and $6.5 million for the six months ended September 30, 1997 and September 30, 1996, respectively. Net cash provided by operating activities was $17.9 million for the six months ended September 30, 1996, consisting of $30.6 million of cash provided by net income before depreciation and including decreases in accounts receivable, offset by $12.7 million of cash used for operating activities, primarily payments of accounts payable.

        Accounts receivable, net of allowance for doubtful accounts increased to $90.3 million at September 30, 1997 from $69.3 million at March 31, 1997. The increase in accounts receivable was primarily due to increased sales in the second quarter of fiscal 1998. Inventories increased to $112.9 million at September 30, 1997 from $106.6 million at March 31, 1997. The increase in inventories was mainly a result of increased purchases of material to support the growing sales. The Company's allowance for doubtful accounts decreased from $5.7 million at March 31, 1997 to $5.1 million at September 30, 1997. The Company's allowance for inventory obsolescence decreased from $6.2 million at March 31, 1997 to $6.0 million at September 30, 1997. The decreases in the allowances were due to the write-offs of accounts receivable and inventories during the six months ended September 30, 1997.

     Net cash used for investing activities during the six months ended September 30, 1997 was $54.2 million, consisting primarily of expenditures for new and expanded facilities, including the construction of new facilities in Doumen, China, Guadalajara, Mexico and San Jose, California and the acquisition of machinery and equipment in the San Jose, California and Karlskrona, Sweden facilities. Net cash used for investing activities during the six months ended September 30, 1996 was $12.4 million, consisting primarily of equipment acquisitions and building construction.

        Net cash provided by financing activities was $29.9 million for the six months ended September 30, 1997 and $2.2 million for the six months ended September 30, 1996, in each case consisting primarily of proceeds from bank borrowings offset in part by a reduction in capital lease obligations. Bank borrowings increased from $18.0 million at September 30, 1996 to $147.0 million at September 30, 1997 due primarily to bank borrowings to fund the purchase price for the Karlskrona Facilities.

        On March 27, 1997, the Company entered into a new credit facility consisting of two secured revolving credit and term loan agreements provided by the Bank of Boston, N.A. as agent (together, the "Credit Facility"). Under the Credit Facility, subject to compliance with certain financial ratios and the satisfaction of customary borrowing conditions, the Company and its United States subsidiary may borrow up to an aggregate of $175.0 million. The Credit Facility includes $105.0 million of revolving credit facilities and a $70.0 million term loan facility. The revolving credit facilities are subject to a borrowing base equal to 70% of consolidated accounts receivable and 20% of consolidated inventory. As of September 30, 1997, $77.0 million of revolving credit loans and $70.0 million of term loans were outstanding, and bore interest at a variable rate equal, as of September 30, 1997, to approximately 8.4% per annum. Loans under the revolving credit facility will mature in March 2000. Loans to the Company are guaranteed by certain of its subsidiaries and loans to the Company's

United States subsidiary are guaranteed by the Company and by certain of the Company's subsidiaries. The Credit Facility is secured by a lien on substantially all accounts receivable and inventory of the Company and its subsidiaries, as well as a pledge of the Company's shares in certain of its subsidiaries. The Credit Facility contains a number of operating and financial covenants and provisions. The Company was in compliance with all financial covenants and provisions as of September 30, 1997.

        Subsequent to September 30, 1997, the Company completed an equity offering (the "Equity Offering") of 2,185,000 Ordinary Shares for net proceeds of approximately $96.0 million. On October 15, 1997, the Company also completed the sale of $150.0 million principal amount of senior subordinated notes due 2007 (the "Notes"). The proceeds from both equity and debt offerings were used to pay off the $70.0 million term loan and the $77.0 million outstanding balance of the revolving credit facility. The Company intends to continue to borrow revolving credit loans under the Credit Facility, and anticipates increasing the aggregate principal amount of revolving credit loans that may be made under the Credit Facility (although no assurances can be given as to the availability or amount of any such increase). See "--Certain Factors Affecting Future Operating Results - Increased Leverage."

        The Company's capital expenditures in the second quarter of fiscal 1998 were approximately $16.4 million. The Company anticipates that its aggregate capital expenditures in fiscal 1998 will be approximately $65 million, primarily relating to the development of new and expanded facilities in San Jose, California, Guadalajara, Mexico and Doumen, China. The Company anticipates expending from $7.0 million to $15.0 million in fiscal 1998 and 1999 to implement a new management information system. See "--Certain Factors Affecting Future Operating Results - Management of Expansion and Consolidation." The Company will also be required to expend cash in fiscal 1998 pursuant to the terms of the Astron acquisition. The Company paid an earn-out of $6.25 million in cash in April 1997, and will be required to make a principal payment of $5.0 million in February 1998 pursuant to the terms of a note issued by it in connection with the Astron acquisition. The Company is also required to settle a $14.0 million obligation to an entity affiliated with Stephen Rees in June 1998. Of this amount, $5.0 million is payable in cash and $9.0 million is payable in cash or, at the option of the Company, in Ordinary Shares, and the Company intends to pay the $9.0 million portion in Ordinary Shares. The Company also anticipates that its working capital requirements will increase in order to support anticipated volumes of business. Future liquidity needs will depend on, among other factors, the timing of expenditures by the Company on new equipment, levels of shipments by the Company and changes in volumes of customer orders. The Company believes that the existing cash balances, together with anticipated cash from operations and amounts available under the Credit Facility, will be sufficient to fund its operations through fiscal 1998.


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

Increased Leverage

      The Company has significant amounts of outstanding indebtedness and interest cost. The Company's level of indebtedness presents risks, including the possibility that the Company may be unable to generate cash sufficient to pay the principal of and interest on the indebtedness when due. At September 30, 1997, on a pro forma basis after giving effect to the sale of the Notes and the Equity Offering and the application of the net proceeds therefrom to reduce indebtedness outstanding under the Credit Facility, the Company had consolidated indebtedness of approximately $169.6 million (including bank borrowings, long-term debt and capitalized lease obligations, and excluding $9.0 million of liabilities relating to the Astron acquisition that the Company intends to repay in the Company's Ordinary Shares) compared to $52.6 million as at September 30, 1996. The Company's indebtedness at September 30, 1997 included $111.0 million borrowed on March 27, 1997, and an additional $36.0 million borrowed during the six months ended September 30, 1997 which substantially increased the Company's leverage. The Company anticipates increasing the aggregate principal amount of revolving credit loans that may be made under the Credit Facility (although no assurances can be given as to the availability or amount of any such increase), and these loans would increase the Company's leverage. The Company's ratio of indebtedness to shareholders' equity increased from approximately 62.9% at September 30, 1996 to 172.9% at September 30, 1997. See "-- Liquidity and Capital Resources." The degree to which the Company is leveraged could have important consequences to the Company and its shareholders, including the following: (i) the Company's ability to obtain additional financing may be impaired; (ii) the Company's operating flexibility is limited by covenants that limit its ability to incur additional indebtedness, grant liens, make capital expenditures and enter into sale and leaseback transactions; and (iii) the Company's degree of leverage may make it more vulnerable to economic downturns, may limit its ability to pursue other business opportunities and may reduce its flexibility in responding to changing business and economic conditions.


Management of Expansion and Consolidation

      The Company is currently experiencing a period of rapid expansion through both internal growth and acquisitions, with net sales increasing from $80.7 million in fiscal 1992 to $490.6 million in fiscal 1997 and $407.0 million in the first six months of fiscal 1998. There can be no assurance that the Company's historical growth will continue or that the Company will successfully manage the integration of the acquired operations. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial controls and hire additional engineering and sales personnel. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's results of operations.

      Expansion through acquisitions and internal growth has contributed to the Company's incurring significant accounting charges and experiencing volatility in its operating results. There can be no assurance that the Company will not continue to experience volatility in its operating results or incur write-offs in connection with its expansion efforts. See "--Overview" and "--Acquisitions." In addition, the Company has recently completed the construction of significant new facilities in Guadalajara, Mexico, Doumen, China, and San Jose, California, resulting in new fixed costs and other operating expenses, including substantial increases in depreciation expense that will increase the Company's cost of sales. There can be no assurances that the Company will utilize a sufficient portion of the capacity of these facilities to offset the impact of these expenses on its gross margins and operating income.

        The Company is beginning the process of replacing its management information systems. The new systems will significantly affect many aspects of the Company's business including its manufacturing, sales and marketing, and accounting functions, and the Company's ability to integrate the Karlskrona Facilities, which must be converted to the new system. In addition, the successful implementation of these systems will be important to facilitate future growth. The Company currently anticipates that the complete installation of its new management information systems will take at least 18 months, and implementation of the new systems could cause significant disruption in operations. If the Company is not successful in implementing its new systems or if the Company experiences difficulties in such implementation, the Company could experience problems with the delivery of its products or an adverse impact on its ability to access timely and accurate financial and operating information.


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

      The March 27, 1997 acquisition of the Karlskrona Facilities and the execution of a multi-year purchase agreement between the Company and Ericsson (together the "Karlskrona Acquisition") and the October 30, 1997 acquisition of Neutronics each represent a significant expansion of the Company's operations, and entail a number of risks. The acquired operations are now being integrated into the Company's ongoing manufacturing operations. This requires optimizing production lines, implementing new management information systems, implementing the Company's operating systems, and assimilating and managing existing personnel. The difficulties of this integration may be further complicated by the geographical distance of the Karlskrona Facilities and Neutronics' operations from the Company's current operations in Asia and the United States. In addition, these acquisitions have increased and will continue to increase the Company's expenses and working capital requirements, and place burdens on the Company's management resources. In the event the Company is unsuccessful in integrating these operations, the Company would be materially adversely affected.

        The purchase agreement between the Company and Ericsson (the "Purchase Agreement") contains cost reduction targets and price limitations and imposes on the Company certain manufacturing quality requirements, and there can be no assurance that the Company can achieve acceptable levels of profitability under the Purchase Agreement or reduce costs and prices to Ericsson over time as contemplated by the Purchase Agreement.


Customer Concentration; Dependence on Electronics Industry

      A small number of customers are currently responsible for a significant portion of the Company's net sales. The Company's largest customer in the three months ended September 30, 1997 was Ericsson, with net sales to Ericsson accounting for approximately 30% of its total net sales. Net sales to Advanced Fibre

Communications were approximately 11% and 3% for the three months ending September 30, 1997 and September 30, 1996 respectively. Net sales to the Company's top five customers during the three months ended September 30, 1997 accounted for approximately 61% of consolidated sales compared to 51% during the three months ended September 30, 1996. Net sales to the Company's top five customers during the six months ended September 30, 1997 accounted for approximately 63% of consolidated sales compared to 46.5% during the six months ended September 30, 1996.

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


Competition

      The electronics contract manufacturing industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. Current and prospective customers also evaluate the Company's capabilities against the merits of internal production. In addition, in recent years the electronics contract manufacturing industry has attracted a significant number of new entrants, including large OEMs with excess manufacturing capacity, and many existing participants, including the Company, have substantially expanded their manufacturing capacity by expanding their existing facilities and adding new facilities. In the event of a decrease in overall demand for contract manufacturing services, this increased capacity could result in substantial pricing pressures, which could adversely affect the Company's operating results. Certain of the Company's competitors, including Solectron Corporation and SCI Systems, have substantially greater manufacturing, financial, research and development and marketing resources than the Company.


Risks of International Operations

        The geographical distances between Asia, the United States, Guadalajara, Mexico and Europe create a number of logistical and communications challenges. Because of the location of manufacturing facilities in a number of countries, the Company is affected by economic and political conditions in those countries. In particular, the Company's operations and assets are subject to significant political, economic, legal and other uncertainties in China and Mexico, where the Company is substantially expanding its operations, as well as in Hong Kong, where the Company maintains certain administrative and procurement operations. Changes in policies by the U.S. or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could also have a material adverse effect on the Company.


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

PART II - OTHER INFORMATION

Items 1 through 3.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          The Company held its Annual General Meeting of shareholders on October 14, 1997, at which the following matters were acted upon :


a) Re-election of Tsui Sung Lam to the board of           For :         11,299,609
    directors.                                            Against :         27,628

b)  Adoption of the Directors' report, auditors'          For :         11,321,866
    report and audited accounts for the fiscal            Against :          1,656
    year ended March 31, 1997.                            Abstain :          3,715

c)  Appointment of Arthur Andersen LLP as the             For :         11,306,425
    Company's independent auditors for the fiscal         Against :         17,686
    year ending March 31, 1998 in place of the            Abstain :          3,126
    retiring auditors, Ernst & Young, and
    to authorize the Company's board of directors
    to fix its remuneration.

d)  Approval of an amendment to the Company's 1993        For :          8,458,587
    Share Option Plan relating to the increase in         Against :      2,658,181
    the maximum number of shares authorized for           Abstain :         38,851
    issuance to 2,600,000    Ordinary Shares.

e)  Approval of an ordinary resolution to adopt           For :         11,022,319
    the 1997 Employee Share Purchase Plan.                Against :        102,390
                                                          Abstain :         30,910

f) Approval of an ordinary resolution relating to         For :         10,886,696
    Ordinary Shares issuance.                             Against :        189,342
                                                          Abstain :         78,281

Item 5. Not applicable


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

           (11.1)     Statement re:  computation of earnings per share.

           (11.2)     Statement re:  computation of earnings per share.

           (11.3)     Financial data schedule


     (b) Reports on Form 8-K:

           Form 8-K filed on August 11, 1997 reporting the change of the Registrant's independent auditors from Ernst & Young to Arthur Andersen LLP to take effect at the Registrant's Annual General Meeting to be held on September 26, 1997 pursuant to Item 4 of the Form 8-K. No financial statement was filed.

           Form 8-K/A filed on August 18, 1997 amending the Registrant's Form 8-K filed on August 11, 1997 to submit a letter from Ernst & Young, the Registrant's independent accountant, stating that it concurs with the statements made by the Registrant in Item 4 of the Form 8-K/A. No financial statement was filed.

           Form 8-K/A filed on August 27, 1997 responding to comments by the SEC staff in letters dated March 7, 1997, March 14, 1997 and March 24, 1997 and including revised financial statements of the Registrant's acquisition of Astron Group Limited pursuant to Item 7 of the Form 8-K/A.

           Form 8-K/A filed September 29, 1997 reporting the change of the Registrant's independent auditors from Ernst & Young to Arthur Andersen LLP to take effect at the Registrant's Annual General Meeting to be held on October 14, 1997 pursuant to Item 4 of Form 8-K. No financial statement was filed.

                                    Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     FLEXTRONICS INTERNATIONAL LTD.
                                     (Registrant)




Date  November 13, 1997             /s/ Michael E. Marks
                                    -----------------------------------------
                                    Michael E. Marks, Chief Executive Officer




Date  November 13, 1997             /s/ Robert B. Dykes
                                    -----------------------------------------
                                     Robert B. Dykes, Senior Vice President,
                                     Finance and Administration; Chief
                                     Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                                  Description
-------                                 -----------

 11.1         Statement re: computation of earnings per share

 11.2         Statement re: computation of earnings per share

 11.3         Financial data schedule