Form 10-Q
period 1997-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 1998-02-17
CIK 866374

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER 0-23354

                         FLEXTRONICS INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  SINGAPORE                                   NOT APPLICABLE
        STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

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

     Number of Ordinary Shares S$0.01 par value, as of February 2, 1998:
19,337,780

================================================================================

                FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          -----
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -- December 31, 1997 and March 31,
            1997........................................................................      3
          Condensed Consolidated Statements of Income -- Three and Nine Months Ended
            December 31, 1997 and 1996..................................................      4
          Condensed Consolidated Statements of Cash Flow -- Nine Months Ended December
            31, 1997 and 1996...........................................................      5
          Notes to Condensed Consolidated Financial Statements..........................    6-7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................   8-18

                                  PART II. OTHER INFORMATION
          Items 1 through 6.............................................................     19
          Signatures....................................................................     20

                        PART I -- FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                        DECEMBER
                                                                           31,         MARCH 31,
                                                                          1997           1997
                                                                       -----------     ---------
                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents..........................................   $  73,333      $  24,159
  Accounts receivable, net...........................................     122,613         87,507
  Inventories........................................................     147,115        124,362
  Deferred income taxes and other current assets.....................      35,697         18,368
                                                                         --------       --------
          Total current assets.......................................     378,758        254,396
PROPERTY AND EQUIPMENT, net..........................................     204,996        149,015
OTHER NON-CURRENT ASSETS.............................................      50,244         42,881
                                                                         --------       --------
Total assets.........................................................   $ 633,998      $ 446,292
                                                                         ========       ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank borrowings and current portion of long-term debt..............   $  20,278      $ 128,515
  Capital lease obligations..........................................       8,483          8,273
  Accounts payable and accrued liabilities...........................     131,663        141,090
  Other current liabilities..........................................      67,710          6,763
                                                                         --------       --------
          Total current liabilities..................................     228,134        284,641
                                                                         --------       --------
LONG-TERM DEBT, net of current portion...............................     158,998          9,029
CAPITAL LEASE OBLIGATIONS, net of current portion....................      18,483         20,099
DEFERRED INCOME TAXES................................................       4,012          3,710
OTHER NON-CURRENT LIABILITIES........................................      15,804         28,326
MINORITY INTEREST....................................................       1,160          1,142
                                                                         --------       --------
SHAREHOLDERS' EQUITY:
  Ordinary Shares, S$0.01 par value; Authorized -- 100,000,000
     Shares; issued and outstanding -- 19,292,214 and 16,482,243 as
     of December 31, 1997 and March 31, 1997, respectively...........         125            107
  Additional paid-in capital.........................................     204,263        106,556
  Accumulated deficit................................................       8,021         (7,020)
  Accumulated translation adjustment.................................      (5,002)          (298)
                                                                         --------       --------
          Total shareholders' equity.................................     207,407         99,345
                                                                         --------       --------
Total liabilities and shareholders' equity...........................   $ 633,998      $ 446,292
                                                                         ========       ========

   The accompanying notes are an integral part of these financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           DECEMBER 31,          DECEMBER 31,
                                                        -------------------   -------------------
                                                          1997       1996       1997       1996
                                                        --------   --------   --------   --------
NET SALES.............................................  $295,000   $161,248   $782,013   $467,787
COST OF SALES.........................................   266,192    148,614    705,496    421,931
                                                        --------   --------   --------   --------
     Gross margin.....................................    28,808     12,634     76,517     45,856
OPERATING EXPENSES:
  Selling, general and administrative expenses........    13,773      9,333     38,143     26,101
  Goodwill and intangibles amortization...............       951        749      2,704      2,152
  Provision for plant closings........................        --      2,321         --      2,321
                                                        --------   --------   --------   --------
     Income (loss) from operations....................    14,084        231     35,670     15,282
OTHER INCOME AND EXPENSE:
  Merger-related expenses.............................     4,000         --      4,000         --
  Other expense, net..................................     2,946        173      9,705      2,434
                                                        --------   --------   --------   --------
Income before income taxes............................     7,138         58     21,965     12,848
Provision for income taxes............................     1,197        281      2,856      2,029
                                                        --------   --------   --------   --------
Net income (loss).....................................  $  5,941   $   (223)  $ 19,109   $ 10,819
                                                        ========   ========   ========   ========
Basic net income (loss) per share.....................  $   0.31   $  (0.01)  $   1.07   $   0.65
                                                        ========   ========   ========   ========
Diluted net income (loss) per share...................  $   0.29   $  (0.01)  $   1.03   $   0.62
                                                        ========   ========   ========   ========
Weighted average Ordinary Shares and equivalents
  outstanding -- basic................................    19,361     16,792     17,842     16,706
                                                        ========   ========   ========   ========
Weighted average Ordinary Shares and equivalents
  outstanding -- diluted..............................    20,379     16,792     18,631     17,358
                                                        ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
Net cash and cash equivalents provided by operating activities.........  $  4,435     $ 42,078
                                                                         --------     --------
Investing activities:
  Purchases of property and equipment..................................   (65,944)     (24,557)
  Proceeds from sale of property and equipment.........................     1,095        1,279
  Proceeds from disposal of subsidiary.................................        --        1,341
  Payment for Astron earnout...........................................    (6,250)          --
  Payment to FICO for 40% interest.....................................    (2,200)      (3,000)
  Minority investments.................................................    (2,756)         (87)
  Effect of Energipilot and DTM acquisitions...........................     1,504           --
                                                                         --------     --------
Net cash and cash equivalents used in investing activities.............   (74,551)     (25,024)
                                                                         --------     --------
Financing activities:
  Repayments of bank borrowings and long-term debt.....................  (120,750)      (8,693)
  Property and equipment refinanced under capital leases...............        --        1,031
  Repayment of capital lease obligations...............................    (7,298)      (5,882)
  Borrowings under long-term debt......................................     3,220        1,524
  Repayment of loan from related party.................................        --        1,381
  Repayments from (loans to) related party.............................     2,975       (1,938)
  Repayment of notes payable...........................................      (108)        (286)
  Net proceeds from exercise of stock options..........................     1,136        1,205
  Net proceeds from issuance of senior subordinated notes..............   145,687           --
  Net proceeds from equity offering....................................    95,297           --
                                                                         --------     --------
Net cash and cash equivalents provided by (used in) financing
  activities...........................................................   120,159      (11,658)
                                                                         --------     --------
Effect of exchange rate changes on cash and cash equivalents...........      (869)        (186)
                                                                         --------     --------
Net increase in cash and cash equivalents..............................    49,174        5,210
Cash and cash equivalents, beginning of period.........................    24,159        8,647
                                                                         --------     --------
Cash and cash equivalents, end of period...............................  $ 73,333     $ 13,857
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

     On October 30, 1997 the Company acquired 92% of the outstanding shares of Neutronics Electronics Industries Holding AG ("Neutronics"), an Austrian PCB assembly company with operations in Austria and Hungary, in exchange for 2,806,000 Ordinary Shares of the Company.

     This transaction was accounted for as a pooling-of-interests and accordingly, the accompanying condensed consolidated financial statements have been restated to reflect the merger as if it occurred at the beginning of the first period presented. Neutronics' fiscal year ends on December 31. The condensed consolidated income statements combine Neutronics' results for the nine months and three months ended December 31, 1997 with Flextronics results for the nine months and three months ended December 31, 1997. The condensed balance sheets as of March 31, 1997 and December 31, 1997 include Neutronics' balance sheets as of December 31, 1996 and 1997, respectively. Neutronics net loss of $3.2 million for the three months ended March 31, 1997 has been recorded as an adjustment to retained earnings. A reconciliation of previously reported results for the three and nine months ended December 31, 1996 to the results in this form 10-Q is as follows:

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    DECEMBER 31, 1996      DECEMBER 31, 1996
                                                    ------------------     -----------------
        Net sales:
          Previously reported.....................       $121,525              $ 361,884
          Neutronics..............................         39,723                105,903
                                                         --------               --------
          As restated.............................       $161,248              $ 467,787
                                                         ========               ========
        Net income:
          Previously reported.....................       $   (309)             $   9,029
          Neutronics..............................             86                  1,790
                                                         --------               --------
          As restated.............................       $   (223)             $  10,819
                                                         ========               ========

NOTE B -- INVENTORIES

     Inventories consist of the following:

                                                               DECEMBER 31,     MARCH 31,
                                                                   1997           1997
                                                               ------------     ---------
                                                                     (IN THOUSANDS)
        Raw materials........................................    $118,034       $  80,010
        Work-in-process......................................      26,524          16,665
        Finished goods.......................................       2,557          27,687
                                                                 --------        --------
                  Total......................................    $147,115       $ 124,362
                                                                 ========        ========

                FLEXTRONICS INTERNATIONAL LTD. AND SUBSIDIARIES

                               DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE C -- RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which will be adopted by the Company in the fiscal quarter ending March 31, 1998. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS No. 129 will have a material impact on its financial statements.

     In July 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years ending after December 15, 1997. The Company does not anticipate that SFAS No. 130 will have a material effect on its financial position, results of operations, or cash flows.

     In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that SFAS No. 131 will have a material impact on its financial statements.

NOTE D -- DILUTED NET INCOME PER SHARE

     Diluted net income per share for each period is calculated in accordance with SFAS No. 128 by dividing net income by the weighted average Ordinary Shares and Ordinary Share equivalents outstanding during the period using the treasury stock method for diluted net income per share and by the weighted average Ordinary Shares outstanding for basic net income per share. Ordinary Share equivalents consist of shares issuable upon the exercise of outstanding Ordinary Share options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In this Report, the words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements, which speak only as of the date hereof. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors Affecting Future Operating Results," that could cause results to differ materially from historical results or those anticipated. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K and its other Forms 10-Q, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

     In recent years, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, through both acquisitions and internal growth. See "-- Certain Factors Affecting Future Operating Results -- Management of Expansion and Consolidation."

     In January 1995, the Company acquired nCHIP, Inc. ("nCHIP") in exchange for an aggregate of approximately 2,450,000 Ordinary Shares in a transaction accounted for as a pooling-of-interests. The Company has sold nCHIP's semiconductor wafer fabrication facilities to a third party in February 1998.

     In February 1996, the Company acquired Astron Group Limited ("Astron") in exchange for (i) $13.4 million in cash, (ii) $15.0 million in 8% promissory notes ($10.0 million of which was paid in February 1997 and $5.0 million of which was paid in February 1998), (iii) 238,684 Ordinary Shares issued at closing and (iv) Ordinary Shares with a value of $10.0 million to be issued on June 30, 1998. The Company also paid an earn-out of an additional $6.25 million in cash in April 1997, based on the pre-tax profit of Astron for the calendar year ended December 31, 1996. In addition, the Company agreed to pay a $15.0 million consulting fee in June 1998 to an entity affiliated with Stephen Rees, a former shareholder and the Chairman of Astron, pursuant to a services agreement among the Company, one of its subsidiaries and the affiliate of Mr. Rees (the "Services Agreement"). Payment of the fee was conditioned upon, among other things, Mr. Rees' continuing as Chairman of Astron through June 1998. Mr. Rees currently also serves as a director and executive officer of the Company.

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

     On March 27, 1997, the Company acquired from Ericsson Business Networks AB ("Ericsson") two manufacturing facilities (the "Karlskrona Facilities") located in Karlskrona, Sweden and related inventory, equipment and other assets for approximately $82.4 million in cash. The acquisition was financed by borrowings from banks and accounted for under the purchase method. The Karlskrona Facilities include a 220,000 square foot facility and a 110,000 square foot facility, each of which is ISO 9002 certified. At the same time, the Company and Ericsson entered into a multi-year purchase agreement under which the Company manufactures and Ericsson purchases certain products used in the business communications systems sold by Ericsson. The Company is currently utilizing the Karlskrona Facilities to assemble and test printed circuit boards, network switches, cordless base stations and other components for these systems. The Company also intends to use the Karlskrona Facilities to offer advanced contract manufacturing services to other European OEMs. Approximately 965 employees are currently based at the Karlskrona Facilities. See "-- Certain Factors Affecting Future Operating Results -- Risks of Acquisitions."

     On October 30, 1997, the Company acquired 92% of the outstanding shares of Neutronics Electronics Industries Holding AG ("Neutronics"), an Austrian PCB assembly company with operations in Austria and Hungary, in exchange for 2,806,000 Ordinary Shares of the Company. Shing Leong Hui, Neutronics' majority shareholder prior to the acquisition, has been appointed to the Company's board of directors. Neutronics' subsidiaries have three manufacturing facilities in Hungary (including a campus in Sarvar) and one manufacturing facility in Austria. These facilities, which total 718,000 square feet and have a total of approximately 3,500 employees, are engaged primarily in PCB assembly, as well as related activities such as engineering and design and injection molded plastics. Neutronics' net sales in the twelve months ended June 30, 1997 were approximately $142.6 million. Neutronics' largest customer is Philips Electronics, which accounted for approximately 57% of its net sales for the nine month period ended September 30, 1997. The acquisition of Neutronics has been accounted for as a pooling-of-interests and accordingly, its accompanying condensed consolidated financial statements have been restated to reflect the acquisition of Neutronics as if it occurred at the beginning of the earliest period presented.

     On December 1, 1997 the Company acquired DTM Products, Inc. ("DTM"), a Colorado-based producer of injection molded plastics for North American OEMs, in exchange for 252,469 Ordinary Shares, and Energipilot AB ("Energipilot"), a Swedish company principally engaged in providing cables and cable assemblies for Northern European OEMs, in exchange for 229,990 Ordinary Shares. The acquisitions of DTM and Energipilot have been accounted for as poolings-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because they did not have a material impact on its consolidated results. In January 1998, the Company signed a definitive agreement to acquire Conexao Informatica Ltda., a leading contract manufacturer in Brazil. The acquisition will be accounted for as a pooling-of-interests and is scheduled to close on April 1, 1998. This acquisition is not expected to have a material impact on the Company's consolidated results.

     The Company incurred expenses of approximately $4.0 million during the quarter ended December 31, 1997 associated with the acquisitions of Neutronics, DTM and Energipilot. The ability of the Company to obtain the benefits of these acquisitions is subject to a number of risks and uncertainties, including the Company's ability to successfully integrate the acquired operations and its ability to maintain, and increase, sales to customers of the acquired companies. There can be no assurance that any mergers or acquisitions will not materially affect the Company. See "-- Certain Factors Affecting Future Operating
Results -- Acquisitions."

     In addition to acquisitions, the Company has also substantially increased overall capacity by expanding operations in North America, Asia and Europe in the nine months ended December 31, 1997. In North America, the Company has recently leased a new 71,000 square foot facility from which the Company offers a wide range of engineering services, and in July 1997 the Company completed construction of a new 73,000 square foot facility dedicated to high volume PCB assembly. These new facilities are located adjacent to the Company's other San Jose operations. Also in July 1997, the Company completed construction of a 101,000 square foot manufacturing facility on a 32-acre campus site in Guadalajara, Mexico. In Asia, the Company has expanded its Doumen facilities by developing an additional 224,000 square feet for miniaturized gold-finished PCB fabrication and for PCB and full system assembly. The Company completed the construction of this expanded facility in June 1997 and has commenced production at the new and expanded facilities. The Company plans to significantly expand its manufacturing campuses in Shenzhen, China, Sarvar, Hungary, Guadalajara, Mexico and San Jose, California by adding new facilities and equipment.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                               THREE MONTHS         NINE MONTHS
                                                                   ENDED               ENDED
                                                               DECEMBER 31,        DECEMBER 31,
                                                              ---------------     ---------------
                                                              1997      1996      1997      1996
                                                              -----     -----     -----     -----
Net sales...................................................  100.0%    100.0%    100.0%    100.0%
Cost of sales...............................................   90.2      92.2      90.2      90.2
                                                              -----     -----     -----     -----
  Gross profit..............................................    9.8       7.8       9.8       9.8
Selling, general and administrative expenses................    4.7       5.8       4.9       5.6
Goodwill and intangible assets amortization.................    0.3       0.5       0.4       0.4
Provision for plant closings................................     --       1.4        --       0.5
                                                              -----     -----     -----     -----
  Operating income..........................................    4.8       0.1       4.5       3.3
Merger-related expenses.....................................    1.4        --       0.5        --
Other income and expense net................................    1.0       0.1       1.2       0.6
                                                              -----     -----     -----     -----
  Income before income taxes................................    2.4        --       2.8       2.7
Provision for income taxes..................................    0.4       0.1       0.4       0.4
                                                              -----     -----     -----     -----
  Net income/(loss).........................................    2.0      (0.1)      2.4       2.3
                                                              =====     =====     =====     =====

  Net Sales

     Net sales for the three months ended December 31, 1997 increased 83% to $295.0 million from $161.2 million for the three months ended December 31, 1996. Net sales for the nine months ended December 31, 1997 increased 67% to $782.0 million from $467.8 million for the nine months ended December 31, 1996. The increase in sales for the three and nine months was primarily due to (i) sales to Ericsson following the March 27, 1997 acquisition of the Karlskrona Facilities, and (ii) an increase in sales to certain existing customers including Advanced Fibre Communications, Microsoft and Braun/Thermoscan. This increase was partially offset by reduced sales to certain customers, including Minebea, Visioneer, 3Com/US Robotics and Global Village. See "-- Certain Factors Affecting Future Operating Results -- Customer Concentration; Dependence on Electronics Industry" and "-- Certain Factors Affecting Future Operating
Results -- Risks of Karlskrona Acquisition."

     The Company's largest customers during both the three month and nine month periods ended December 31, 1997 were Ericsson and Philips Electronics. Net sales to Ericsson for the three and nine month periods accounted for approximately 30% and 28%, respectively, of net consolidated sales while net sales to Philips Electronics for the three and nine month periods accounted for approximately 12% and 11%, respectively, of net consolidated sales. No other customer accounted for more than 10% of consolidated net sales for the three month and nine month periods ended December 31, 1997.

  Gross Profit

     Gross profit varies from period to period and is affected by, among other things, product mix, component costs, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin increased to 9.8% for the three months ended December 31, 1997 compared to 7.8% for the three months ended December 31, 1996. The increase in gross profit margin was primarily attributable to the additional costs in the quarter ended December 31, 1996 associated with the closing of manufacturing operations at the Company's Richardson, Texas facility and the closure of the Company's nChip fabrication facility. These costs primarily represented the write-off of materials associated with the discontinuation of production for certain customers. Gross profit margin remained at 9.8% for both the nine months ended December 31, 1997 and December 31, 1996. The gross profit margin for the three and nine months ended December 31, 1997 was unfavorably impacted by increased depreciation, rent and other fixed expenses as the Company commenced volume production in the new facilities in Doumen, China and Guadalajara, Mexico. These expenses are expected to continue to increase in fiscal 1999. See " -- Certain Factors Affecting Future Operating Results -- Management of Consolidation and Expansion." The effect of these expenses on the Company's gross profit margin was partially offset by the Company's manufacturing several products on a consignment basis, which typically have higher gross profit margins than turnkey projects. The Company anticipates that consignment activities will decline as a percentage of its net sales in future periods. Prices paid to the Company by its significant customers can vary significantly based on the customer's order level, with per unit prices typically declining as volumes increase. These changes in price and volume can materially affect the Company's gross profit margin.

     Cost of sales included research and development costs of approximately $299,000 and $229,000 in the three months ended December 31, 1997 and 1996, respectively, and $860,000 and $687,000 for the nine months ended December 31, 1997 and 1996, respectively. These costs are associated with research and development expenditures in the Company's Astron facility in Doumen, China.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended December 31, 1997 increased to $13.8 million from $9.3 million for the three months ended December 31, 1996 but decreased as a percentage of net sales to 4.7% for the three months ended December 31, 1997 from 5.8% for the three months ended December 31, 1996. Selling, general and administrative expenses for the nine months ended December 31, 1997 increased to $38.1 million from $26.1 million for the nine months ended December 31, 1996 but decreased as a percentage of net sales to 4.9% for the nine months ended December 31, 1997 from 5.6% for the nine months ended December 31, 1996. The increase in selling expenses was primarily due to the addition of new sales personnel in the United States and Europe and the inclusion of Fine Line's selling expenses; the increase in general and administrative expenses was primarily due to the inclusion of the operations of the Karlskrona facilities; and the increase in corporate expenses is primarily due to growth in infrastructure and the hiring of additional internal support personnel.

  Goodwill and Intangible Assets Amortization

     Goodwill and intangible assets are amortized on a straight line basis. Goodwill and intangible amortization for the three months ended December 31, 1997 increased to $951,000 from $749,000 for the three months ended December 31, 1996. Goodwill and intangible asset amortization for the nine months ended December 31, 1997 increased to $2.7 million from $2.2 million for the nine months ended December 31, 1996. The goodwill and intangible asset amortization is primarily due to the Company's acquisition of Astron. In the second fiscal quarter of 1998, the Company reduced its estimate of the useful lives of the goodwill and intangible assets arising from the Astron acquisition from approximately twenty years to approximately ten years. This reduction increased the goodwill and intangible amortization assets per quarter by approximately $279,000.

  Merger Expenses

     In the quarter ended December 31, 1997, the Company recorded a one-time non-operating charge of approximately $4.0 million related to merger expenses associated with the acquisitions of Neutronics, EnergiPilot AB, and DTM Products, Inc. Until it was acquired by the Company, Neutonics had planned an initial public offering and approximately $1.9 million of these merger expenses represented the costs paid to the underwriters upon the cancellation of this offering.

  Other income and expense

     Other expense, net for the three and nine months ended December 31, 1997 increased to $2.9 million and $9.7 million, respectively, from $173,000 and $2.4 million for the three and nine months ended December 31, 1996, respectively. The increase was primarily due to increased bank borrowings to finance the acquisition of the Karlskrona Facilities, capital expenditures, and the issuance of $150.0 million principal amount of 8.75% senior subordinated notes in October 1997. The Company anticipates that its interest expense will increase in future periods as a result of borrowings under its credit facility. See "-- Liquidity and Capital Resources."

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         DECEMBER 31,            DECEMBER 31,
                                                      -------------------     -------------------
                                                       1997        1996        1997        1996
                                                      -------     -------     -------     -------
Interest expense....................................    4,331       1,359      13,183       4,513
Interest income.....................................   (1,444)       (179)     (2,040)       (437)
Foreign exchange gain (loss)........................      (62)       (392)     (1,201)         17
Income (loss) from associated company...............     (590)         63      (1,162)        137
Gain on sale of subsidiary..........................       --          --          --      (1,027)
Other, net..........................................      555        (708)        645        (950)
Minority interest...................................      156          30         280         181
                                                      -------      ------     -------     -------
                                                      $ 2,946     $   173     $ 9,705     $ 2,434
                                                      =======      ======     =======     =======

  Provision for Income Taxes

     The Company is structured as a holding company, conducting its operations through manufacturing and marketing subsidiaries in Austria, China, Hungary, Malaysia, Mauritius, Mexico, the Netherlands, Singapore, Sweden, the United Kingdom and the United States. Each of these subsidiaries is subject to taxation in the country in which it has been formed. The Company's consolidated effective tax rate for any given period is calculated by dividing the aggregate taxes incurred by each of the operating subsidiaries and the holding company by the Company's consolidated pre-tax income. Losses incurred by any subsidiary or by the holding company are not deductible by the entities incorporated in other countries in the calculation of their respective local taxes. For example, the charge for the closing of manufacturing operations at the Company's facility in Richardson, Texas in fiscal 1997 was incurred by a United States subsidiary that did not have income against which this charge could be offset.

     The Company's consolidated effective tax rate was 17% and 13% for the three and nine month periods ended December 31, 1997, respectively, compared to 484% and 16% for the three and nine months ended December 31, 1996, respectively. The Company reduced the effective tax rate on certain of its subsidiaries that had certain profitable operations by applying net loss carry forwards. In addition, the Company has reduced the effective tax rate by shifting some of its manufacturing operations from Singapore, which has an ordinary corporate tax rate of 26%, to low cost manufacturing operations located in countries with lower tax rates. The Company has structured its operations in Asia in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. The Company's Asian manufacturing subsidiaries have at various times been granted certain tax relief in each of these countries, resulting in lower taxes than would otherwise be the case under ordinary tax rates. If tax incentives are not renewed upon expiration, if the tax rates applicable to the Company are rescinded or changed, or if tax authorities challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's worldwide effective tax rate would increase and its results of operations and cash flow would be adversely affected. In addition, the expansion by the Company of its operations in North America and Northern Europe may increase its worldwide effective tax rate.

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

  Liquidity and Capital Resources

     The Company has funded its operations from the proceeds of public offerings of equity securities, cash and cash equivalents generated from operations, bank debt and lease financing of capital equipment. At December 31, 1997, the Company had cash and cash equivalents balances totaling $73.3 million, outstanding bank borrowings of $14.5 million and an aggregate of $105.0 million available for borrowing under its credit facility subject to compliance with certain financial ratios.

     Net cash and cash equivalents provided by operating activities for the nine months ended December 31, 1997 decreased to $4.4 million from $42.1 million for the nine months ended December 31, 1996. The decrease in cash and cash equivalents from operating activities was primarily due to increases in accounts receivables and inventories of $73.7 million partially offset by a $40.4 increase in accounts payable. Depreciation and amortization expense was $22.0 million and $13.4 million for the nine months ended December 31, 1997 and December 31, 1996, respectively.

     Accounts receivable, net of allowance for doubtful accounts increased to $122.6 million at December 31, 1997 from $87.5 million at March 31, 1997. The increase in accounts receivable was primarily due to a 67% increase in sales for the nine months ended December 31, 1997. Inventories increased to $147.1 million at December 31, 1997 from $124.4 million at March 31, 1997. The increase in inventories was mainly a result of increased purchases of material to support the growing sales. The Company's allowance for doubtful accounts increased from $6.1 million at March 31, 1997 to $7.1 million at December 31, 1997. The Company's allowance for inventory obsolescence increased from $6.2 million at March 31, 1997 to $7.1 million at December 31, 1997.

     Net cash and cash equivalents used in investing activities during the nine months ended December 31, 1997 was $74.6 million, consisting primarily of expenditures for new and expanded facilities, including the construction of new facilities in Doumen, China, Guadalajara, Mexico and San Jose, California and the acquisition of machinery and equipment in the facility in San Jose, California and the Karlskrona Facilities. Net cash and cash equivalents used in investing activities during the nine months ended December 31, 1996 was $25.0 million, consisting primarily of acquisitions of equipment and building construction.

     Net cash and cash equivalents provided by financing activities was $120.2 million for the nine months ended December 31, 1997 compared to net cash and cash equivalents used by financing activities of $11.7 million for the nine months ended December 31, 1996. Net cash and cash equivalents provided by financing activities for the nine months ended December 31, 1997 resulted primarily from the issuance of $150.0 million principal amount of senior subordinated notes with net proceeds of $145.7 million and an equity offering of 2,185,000 Ordinary Shares with net proceeds of $95.3 million.

     During the quarter ended March 31, 1997, the Company obtained a commitment for a new $100.0 million credit facility for which it paid commitment fees of $750,000. Ultimately, however, the Company required a larger credit facility in order to fund the acquisition of the Karlskrona Facilities. As a result, the $100.0 million credit facility was never consummated and expired during the quarter unused. Instead of consummating this $100.0 million credit facility and borrowing under this commitment, the Company entered into a $175.0 million credit facility ("Credit Facility") in March 1997 to provide funding for the acquisition of the Karlskrona Facilities, for capital expenditures and for general working capital. The Company paid a separate $2.2 million fee for the Credit Facility which, together with other direct costs of the Credit Facility, was capitalized and is being amortized over the term of the Credit Facility.

     The Credit Facility consists of two loan agreements. Under the Credit Facility the Company borrowed a $70.0 million term loan on March 27, 1997 and, subject to compliance with certain financial ratios and the satisfaction of customary borrowing conditions, the Company and its United States subsidiary may borrow up to an aggregate of $105.0 million of revolving credit loans. The revolving credit loans are subject to a borrowing base equal to 70% of consolidated accounts receivable and 20% of consolidated inventory. As of December 31, 1997, no balances were outstanding on the revolving credit loans and the $70.0 million term loan was repaid in October 1997. Loans under the revolving credit facility will mature in March 2000. Loans to the Company are guaranteed by certain of its subsidiaries and loans to the Company's United States subsidiary are guaranteed by the Company and by certain of the Company's subsidiaries. The Credit Facility is secured by a lien on substantially all accounts receivable and inventory of the Company and its subsidiaries, as well as a pledge of the Company's shares in certain of its subsidiaries. The Credit Facility contains a number of operating and financial covenants and provisions. The Company was in compliance with all financial covenants and provisions as of December 31, 1997.

     Proceeds from both the Company's October 1997 equity and senior subordinated notes offerings were used to repay the $70.0 million term loan and the $77.0 million outstanding balance of the Credit Facility. The Company intends to continue to borrow revolving credit loans under the Credit Facility. See "-- Certain Factors Affecting Future Operating Results -- Increased Leverage."

     The Company is in the process of substantially expanding its manufacturing capacity at many of its facilities, and plans to significantly expand its manufacturing campuses in Shenzhen, China, Sarvar, Hungary, Guadalajara, Mexico and San Jose, California by adding new facilities and equipment. The Company's capital expenditures for the nine months ended December 31, 1997 were approximately $65.9 million, excluding new facilities and equipment utilized under operating leases. The Company anticipates incurring significant capital expenditures, and entering into substantial operating lease commitments, in fiscal 1999, primarily relating to this expansion. The Company also anticipates expending from $7.0 million to $15.0 million in the fourth quarter of fiscal 1998 and in fiscal 1999 to implement a new management information system. While the actual amount of the Company's capital expenditures and lease commitments will depend on a number of factors, including variations in construction schedules, changes in actual and anticipated levels of customer orders and decisions whether to lease or purchase new assets, the Company anticipates that its aggregate capital lease expenditures and new operating lease commitments will increase in fiscal 1999 from fiscal 1998 levels. The Company intends to increase its use of operating leases for new equipment and facilities, and accordingly anticipates that its operating lease commitments will increase substantially in fiscal 1999. See "-- Certain Factors Affecting Future Operating Results -- Management of Expansion and Consolidation." The Company will also be required to expend cash in the fourth fiscal quarter of 1998 pursuant to the terms of the Astron acquisition. The Company paid an earn-out of $6.25 million in cash in April 1997, and made a principal payment of $5.0 million in February 1998 pursuant to the terms of a note issued by the Company in connection with the Astron acquisition. The Company is also required to settle a $14.0 million obligation to an entity affiliated with Stephen Rees in June 1998. Of this amount, $5.0 million is payable in cash and $9.0 million is payable in cash or, at the option of the Company, in Ordinary Shares, and the Company intends to pay the $9.0 million portion in Ordinary Shares. The Company also anticipates that its working capital requirements will increase in order to support anticipated volumes of business. Future liquidity needs will depend on, among other factors, the timing of expenditures by the Company on new equipment and facilities, the extent to which the Company utilizes operating leases rather than capital expenditures, levels of shipments by the Company and changes in volumes of customer orders. The Company believes that the existing cash balances, together with anticipated cash from operations and amounts available under the Credit Facility, will be sufficient to fund its operations through fiscal 1999.

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

  Increased Leverage

     The Company has significant amounts of outstanding indebtedness and interest cost. The Company's level of indebtedness presents risks, including the possibility that the Company may be unable to generate cash sufficient to pay the principal of and interest on the indebtedness when due. The Company's indebtedness at December 31, 1997 included $150.0 million principal amount of 8.75% senior subordinated notes due 2007, $14.5 million in bank borrowings, $27.0 million in capital lease obligations and $14.7 million of other debt instruments. See "-- Liquidity and Capital Resources." The degree to which the Company is leveraged could have important consequences to the Company and its shareholders, including the following: (i) the Company's ability to obtain additional financing may be impaired; (ii) the Company's operating flexibility is limited by covenants that among other things, limit its ability to incur additional indebtedness, grant liens, make capital expenditures and enter into sale and leaseback transactions; and (iii) the Company's degree of leverage may make it more vulnerable to economic downturns, may limit its ability to pursue other business opportunities and may reduce its flexibility in responding to changing business and economic conditions.

  Management of Expansion and Consolidation

     The Company is currently experiencing a period of rapid expansion through both internal growth and acquisitions, with net sales increasing from $81.0 million in fiscal 1992 to $640.0 million in fiscal 1997 and $782.0 million in the first nine months of fiscal 1998. There can be no assurance that the Company's historical growth will continue or that the Company will successfully manage the integration of the acquired operations. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial controls and hire additional engineering and sales personnel. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company's results of operations.

     Expansion through acquisitions and internal growth has contributed to the Company's incurring significant accounting charges and experiencing volatility in its operating results. There can be no assurance that the Company will not continue to experience volatility in its operating results or incur write-offs in connection with its expansion efforts. See "-- Overview" and "-- Acquisitions." In addition, the Company has recently completed the construction of significant new facilities in Guadalajara, Mexico, Doumen, China and San Jose, California, resulting in new fixed costs and other operating expenses, including substantial increases in depreciation and rent expense that will increase the Company's cost of sales. The Company anticipates significant expenditures on new equipment and facilities in the fourth quarter of fiscal 1998, and in fiscal 1999, which will result in future substantial increases in these expenses. There can be no assurance that the Company will utilize a sufficient portion of the capacity of these new and expanded facilities to offset the impact of these expenses on its gross margins and operating income.

     The Company is in the process of substantially expanding its manufacturing capacity at many of its facilities, and plans to significantly expand its manufacturing campuses in Shenzhen, China, Sarvar, Hungary, Guadalajara, Mexico and San Jose, California by adding new facilities and equipment. The Company expects substantial new capital expenditures and operating lease commitments in connection with this expansion. The Company intends to finance the capital expenditures with net cash from operations, existing cash balances and borrowings under the Credit Facility. No assurance can be given as to the availability of such net cash from operations or borrowings, or as to the availability or terms of any operating leases, and if such funds and leases are not available, the Company could be required to curtail the construction of the new facilities. There can be no assurance that the Company will not encounter unforeseen difficulties, costs or delays in developing, constructing and equipping the new manufacturing facilities, and there can be no assurance as to when it will complete construction. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations. The development and construction of the new facilities are subject to significant risks and uncertainties, including cost estimation errors and overruns, construction delays, weather problems, equipment delays or shortages, labor shortages and disputes, production start-up problems and other factors. As many of such factors are beyond the Company's control, the Company cannot predict the length of any such delays, which could be substantial and could result in substantial cost overruns. Such delays would adversely affect the Company's sales growth and the Company's ability to timely meet delivery schedules. Furthermore, the Company's development and construction of the new facilities will result in new fixed and operating expenses, including substantial increases in depreciation expense and rental expense that will increase the Company's cost of sales. If revenue levels do not increase sufficiently to offset these new expenses, the Company's operating results could be materially adversely affected.

  Replacement of Management Information Systems; Year 2000 Compliance

     The Company is beginning the process of replacing its management information systems. The new systems will significantly affect many aspects of the Company's business, including its manufacturing, sales and marketing, and accounting functions, and the Company's ability to integrate the Karlskrona Facilities, which must be converted to the new system. In addition, the successful implementation of these systems will be important to facilitate future growth. The Company currently anticipates that the complete installation of its new management information systems will take at least eighteen months, and implementation of the new systems could cause significant disruption in operations. If the Company is not successful in implementing its new systems or if the Company experiences difficulties in such implementation, the Company could experience problems with the delivery of its products or an adverse impact on its ability to access timely and accurate financial and operating information.

     The Company is in the process of identifying operating issues related to the ability of its information systems to process dates beginning with the year 2000 ("Year 2000 compliance"). The new management information systems are designed to be Year 2000 compliant. However, there can be no assurance that the management information systems will be year 2000 compliant or that such systems will be implemented by Year 2000, and any failure to be year 2000 compliant or to effectively implement the new management information systems by Year 2000 could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company's customers and suppliers have, or will have, management information systems that are Year 2000 compliant. However, the Company does not anticipate that any Year 2000 compliance problems facing its customers or suppliers would have a material adverse effect on the Company's business and results of operations.

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

     The March 27, 1997 acquisition of the Karlskrona Facilities and the execution of a multi-year purchase agreement (the "Purchase Agreement") between the Company and Ericsson (together the "Karlskrona Acquisition") and the October 30, 1997 acquisition of Neutronics each represent a significant expansion of the Company's operations, and entail a number of risks. The acquired operations are now being integrated into the Company's ongoing manufacturing operations. This requires optimizing production lines, implementing new management information systems, implementing the Company's operating systems, and assimilating and managing existing personnel. The difficulties of this integration may be further complicated by the geographical distance of the Karlskrona Facilities and Neutronics' operations from the Company's current operations in Asia and the United States. In addition, these acquisitions have increased and will continue to increase the Company's expenses and working capital requirements, and place burdens on the Company's management resources. In the event the Company is unsuccessful in integrating these operations, the Company would be materially adversely affected.

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

  Customer Concentration; Dependence on Electronics Industry

     A small number of customers are currently responsible for a significant portion of the Company's net sales. The Company's largest customers in the nine months ended December 31, 1997 was Ericsson and Philips Electronics, with net sales to Ericsson and Philips Electronics accounting for approximately 28% and 11% of its total net sales, respectively. Net sales to the Company's top five customers during the nine months ended December 31, 1997 accounted for approximately 59% of consolidated sales compared to approximately 49% during the nine months ended December 31, 1996.

     The composition of the group comprising the Company's largest customers has varied from year to year, and there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of one or more major customers, would have a material adverse effect on the Company. The Company generally does not obtain firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed and such cancellations and delays could affect the ability of the Company to forecast purchase commitments accurately. The timely replacement of canceled, delayed, or reduced contracts with new business cannot be assured.

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

  Variability of Customer Requirements

     Contract manufacturers must provide increasingly rapid product turnaround and respond to ever-shorter lead times. The Company generally does not obtain long-term purchase orders but instead works with its customers to anticipate the volume of future orders. In certain cases, the Company will procure components without a customer commitment to pay for them, and the Company must continually make other significant decisions for which it is responsible, including the levels of business that it will seek and accept, production schedules, personnel needs and other resource requirements, based on estimate of future customer requirements that are subject to significant change. A variety of conditions, both specific to the individual customer and generally affecting the industry, may cause customers to cancel, reduce or delay orders. Cancellations, reductions or delays by a significant customer or by a group of customers would adversely affect the Company, its results of operations, prospects of debt service ability. On occasion, customers may require rapid increases in production, which can stress the Company's resources and reduce margins. Although the Company has increased its manufacturing capacity, there can be no assurance that the Company will have sufficient capacity at any given time to meet its customers' demands if such demands exceed anticipated levels.

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

  Risks of International Operations

     The geographical distances between Asia, the United States, Mexico and Europe create a number of logistical and communications challenges. Because of the location of manufacturing facilities in a number of countries, the Company is affected by economic and political conditions in those countries. In particular, the Company's operations and assets are subject to significant political, economic, legal and other uncertainties in China, Hungary and Mexico, where the Company is substantially expanding its operations, as well as in Hong Kong, where the Company maintains certain administrative and procurement operations. Changes in policies by the U.S. or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could also have a material adverse effect on the Company.

     The Company does not believe that a material portion of its products are sold by its customers to end users in Asian markets. As a result, the Company's results of operations have not been significantly affected by recent adverse economic conditions in East and Southeast Asian markets. However, continued declined in such markets could have a material adverse affect on the Company's results of operations.

  Currency Fluctuations

     While Flextronics transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of Flextronics' costs such as payroll, rent and indirect operation costs, are denominated in other currencies such as Singapore dollars, Swedish kronor, Hong Kong dollars, Malaysian ringgit, British pounds sterling, Austrian schillings, Hungarian forints, and Chinese renminbis. Historically, fluctuations in foreign currency exchange rates have not resulted in significant exchange losses to the Company. Following the consummation of the Ericsson and Neutronics transactions, a significant portion of the Company's business has been, and the Company expects will continue to be, conducted in Swedish kronor, Austrian schilling, and Hungarian forint. Changes in the relation of these and other currencies to the U.S. dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses.

                          PART II -- OTHER INFORMATION

ITEMS 1 THROUGH 3.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information required by this item is incorporated by reference from
Item 4, Submission of Matters to a Vote of Security Holders contained in the Company's Forms 10-Q for the quarterly period ended September 30, 1997.

ITEM 5.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS:

    EXHIBIT
    NUMBER                                      DESCRIPTION
    -------    ------------------------------------------------------------------------------
     (10.1)    Amended and Restated Revolving Credit Agreement dated as of January 14, 1998 among Flextronics International USA, Inc., BankBoston, N.A. and the lending institutions listed on Schedule 1 attached thereto and BankBoston, N.A. as agent with BancBoston Securities Inc. as arranger. The Company agrees to furnish a copy of the omitted schedules to the Commission upon request.
     (10.2)    Amended and Restated Revolving Credit Agreement dated as of January 14, 1998 among Flextronics International Ltd., BankBoston, N.A. and the lending institutions listed on Schedule 1 attached thereto and BankBoston, N.A. as agent with BancBoston Securities Inc. as arranger. The Company agrees to furnish a copy of the omitted schedules to the Commission upon request.
     (11.1)    Statement re: computation of earnings per share.
     (11.2)    Statement re: computation of earnings per share.
     (27.1)    Financial data schedule.

     (b) REPORTS ON FORM 8-K:

     Form 8-K filed on November 10, 1997 reporting the acquisition of Neutronics Electronics Industries Holding A.G. No financial statement was filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FLEXTRONICS INTERNATIONAL LTD.
                                          (Registrant)

Date February 17, 1998                                     /s/ MICHAEL E. MARKS
                                              -----------------------------------------------
                                                             Michael E. Marks
                                                          Chief Executive Officer

Date February 17, 1998                                     /s/ ROBERT R.B. DYKES
                                              -----------------------------------------------
                                                             Robert R.B. Dykes
                                                    Senior Vice President, Finance and
                                                              Administration
                                                        and Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                   DESCRIPTION                                     PAGE
------    -------------------------------------------------------------------------  ------------
 10.1     Amended and Restated Revolving Credit Agreement dated as of January 14,
          1998 among Flextronics International USA, Inc., BankBoston, N.A. and the
          lending institutions listed on Schedule 1 thereto and BankBoston, N.A. as agent with BancBoston Securities Inc. as arranger. The Company agrees to furnish a copy of the omitted schedules to the Commission upon request..................................................................
 10.2     Amended and Restated Revolving Credit Agreement dated as of January 14,
          1998 among Flextronics International Ltd., BankBoston, N.A. and the
          lending institutions listed on Schedule 1 thereto and BankBoston, N.A. as agent with BancBoston Securities Inc. as arranger. The Company agrees to furnish a copy of the omitted schedules to the Commission upon request..................................................................
 11.1     Statement re: computation of earnings per share..........................
 11.2     Statement re: computation of earnings per share..........................
 27.1     Financial data schedule..................................................