Form 10-K
period 1998-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 1998-06-12
CIK 866374

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K
(MARK ONE)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                              __________________ TO
                                _______________.

                        COMMISSION FILE NUMBER: 0-21272

                             REGISTRATION STATEMENT
                                     UNDER
                           THE SECURITIES ACT OF 1933

                            ------------------------

                         FLEXTRONICS INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           SINGAPORE                      0-23354              NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF   (COMMISSION FILE NUMBER)   (I.R.S. EMPLOYER
         INCORPORATION)                                      IDENTIFICATION NO.)

                            ------------------------

                           514 CHAI CHEE LANE #04-13
                            BEDOK INDUSTRIAL ESTATE
                                SINGAPORE 469029
                                 (65) 449-5255
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

                                MICHAEL E. MARKS
                            CHIEF EXECUTIVE OFFICER
                         FLEXTRONICS INTERNATIONAL LTD.
                           514 CHAI CHEE LANE #04-13
                            BEDOK INDUSTRIAL ESTATE
                                SINGAPORE 469029
                                 (65) 449-5255
           (NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                   INCLUDING AREA CODE, OF AGENT FOR SERVICE)

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $39.625 as of May 29, 1998, based upon the closing price of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 29, 1998, the Registrant had 20,394,956 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1998 annual general meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

===============================================================================

                        FLEXTRONICS INTERNATIONAL LIMITED
                                 1998 FORM 10-K
                                TABLE OF CONTENTS


                                     Part I

Item 1.  Business
Item 2.  Facilities
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosure

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                                     PART IV

Item 14. Exhibits and Financial Statement Schedules

PART I

     Except for historical information contained herein, the matters discussed in this annual report Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements, which speak only as of the date hereof. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in "Item 1-Business--Risk Factors," that could cause future results to differ materially from historical results or those anticipated.

Item 1. BUSINESS

     Flextronics International Limited ("Flextronics" or the "Company") is a provider of advanced electronics manufacturing services to original equipment manufacturers ("OEMs") in the telecommunications, networking, computer, consumer electronics, and medical device industries. Flextronics offers a full range of services including product design, printed circuit board ("PCB") fabrication and assembly, materials procurement, inventory management, final system assembly and test, packaging and distribution. The components, subassemblies and finished products manufactured by Flextronics incorporate advanced interconnect, miniaturization and packaging technologies, such as surface mount ("SMT"), multi-chip modules ("MCM"), chip-on-board ("COB"), ball grid array ("BGA") and miniaturized gold-plated PCB technologies. The Company's strategy is to use its global manufacturing capabilities and advanced technological expertise to provide its customers with a complete manufacturing solution, highly responsive and flexible service, accelerated time to market and reduced production costs. The Company targets leading OEMs in growing vertical markets with which it believes it can establish long-term relationships, and serves its customers on a global basis from its strategically located facilities in North America, South America, Asia, Western Europe and Central Europe. The Company's customers include Advanced Fibre Communications, BayNetworks, Braun/ThermoScan, Cisco Systems, Ericsson, Lifescan (a Johnson & Johnson company), Microsoft, Philips Electronics and 3Com/US Robotics.

Industry Overview

     Many OEMs in the electronic industry are increasingly utilizing electronics manufacturing service providers in their business and manufacturing strategies, and are seeking to outsource a broad range of manufacturing and related engineering services. Outsourcing allows OEMs to take advantage of the manufacturing expertise and capital investments of electronics manufacturing service providers, thereby enabling OEMs to concentrate on their core competencies. OEMs utilize electronics manufacturing service providers for many reasons including the following:

Reduce Production Costs. The competitive environment for OEMs requires that they achieve a low-cost manufacturing solution, and that they quickly reduce production costs for new products. Due to their established manufacturing expertise, production scale and infrastructure, electronics manufacturing service providers can frequently provide OEMs with higher levels of responsiveness, increased flexibility and reduced overall production costs than in-house manufacturing operations.

Accelerate Time to Market. Rapid technological advances and shorter product life cycles require OEMs to reduce the time required to bring a product to market in order to remain competitive. By providing engineering services, established infrastructure and advanced manufacturing expertise, electronics manufacturing service providers can help OEMs shorten their product introduction cycles.

Access Advanced Manufacturing and Design Capabilities. As electronic products have become smaller and more technologically advanced, manufacturing processes have become more automated and complex, making it increasingly difficult for OEMs to maintain the design and manufacturing expertise necessary to remain competitive. Electronics manufacturing service providers can enable OEMs to gain access to advanced manufacturing facilities, packaging technologies and design expertise.

Focus Resources. Because the electronics industry is experiencing increased competition and technological change, many OEMs are focusing their resources on activities and technologies where they add the greatest value. Electronics manufacturing service providers offer comprehensive services that allow OEMs to focus on their core competencies.

Reduce Investment. As electronic products have become more technologically advanced, internal manufacturing has required significantly increased investment for working capital, capital equipment, labor, systems and infrastructure. Electronics manufacturing service providers can enable OEMs to gain access to advanced, high volume manufacturing capabilities without making the capital investments required for internal production.

Improve Inventory Management and Purchasing Power. OEMs are faced with increasing challenges in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. Electronics manufacturing service providers inventory management expertise and volume procurement capabilities can reduce OEM production and inventory costs, helping them respond to competitive pressures and increase their return on assets.

Access Worldwide Manufacturing Capabilities. OEMs are increasing their international activities in an effort to lower costs and access foreign markets. Electronics manufacturing service providers with worldwide capabilities are able to offer such OEMs a variety of options on manufacturing locations to better address their objectives regarding costs, shipment location, frequency of interaction with manufacturing specialists and local content requirements of end-market countries. In addition, OEMs in Europe and other international markets are increasingly recognizing the benefits of outsourcing.

Strategy

     The Company's objective is to enhance its position as a provider of advanced electronics manufacturing and design services to OEMs worldwide. The Company's strategy to meet this objective includes the following key elements:

Leverage Global Presence. The Company has established a manufacturing presence in the world's major electronics markets -- Asia, the Americas and Europe -- in order to serve the increasing outsourcing needs of regional OEMs and to provide the global, large scale capabilities required by larger OEMs. In the past eighteen months, the Company substantially expanded its manufacturing operations by expanding its integrated campus in Doumen, China, constructing a new manufacturing campus in Guadalajara, Mexico, adding facilities in San Jose, California, acquiring facilities in Karlskrona, Sweden from Ericsson (the "Karlskrona Facilties") and acquiring Neutronics Electronics Holding AG ("Neutronics"), with manufacturing operations in Austria and Hungary. The Company plans to further increase the scale and the scope of the services offered in each site and believes that this will allow it to better address the needs of leading OEMs.

Provide a Complete Manufacturing Solution. The Company believes that OEMs are increasingly requiring a wider range of advanced services from electronics manufacturing services providers. Building on its integrated engineering and manufacturing capabilities, the Company provides its customers with services ranging from initial product design and development and prototype production to final product assembly and distribution to OEMs' customers. The Company believes that this provides greater control over quality, delivery and cost, and enables the Company to offer its customers a complete cost-effective solution.

Provide Advanced Technological Capabilities. Through its continuing investment in advanced packaging and interconnect technologies (such as COB, BGA and miniature gold-finished PCB capabilities), as well as its investment in advanced design and engineering capabilities, the Company is able to offer its customers a variety of advanced design and manufacturing solutions. In particular, the Company believes that its ability to meet growing market demand for miniaturized electronic products will be critical to its ongoing success, and has developed and acquired a number of innovative technologies to address this demand.

Accelerate Customers' Time to Market. The Company's engineering services group provides integrated product design and prototyping services to help customers accelerate their time to market for new products. By participating in product design and prototype development, the Company often reduces the costs of manufacturing the product. In addition, by designing products to improve manufacturability and by participating in the transition to volume production, the Company believes that its engineering services group can significantly accelerate the time to volume production. By working closely with its suppliers and customers throughout the design and manufacturing process, the Company believes that it can enhance responsiveness and flexibility, increase manufacturing efficiency and reduce total cycle times.

Increase Efficiency Through Logistics. The Company is streamlining and simplifying production logistics at its large, strategically located facilities to decrease the costs associated with the handling and managing of materials. The Company has incorporated suppliers of certain components in its facilities in China, Hungary, and Mexico to further reduce material and transportation costs. The Company has established warehousing capabilities from which it can ship products into customers' distribution channels.

Target Leading OEMs in Growing Vertical Markets. The Company has focused its marketing efforts on fast growing industry sectors that are increasingly outsourcing manufacturing operations, such as the telecommunication, networking, computer, consumer electronics and medical device industries. The Company seeks to maintain a balance of customers among these industries, establishing long-term relationships with leading OEMs to become an integral part of their operations.

     There can be no assurance that the Company's strategy, even if successfully implemented, will reduce the risks associated with the Company's business. See "Risk Factors."

Customers

     The Company's customers consist of a select group of OEMs in the telecommunications, networking, computer, consumer electronics and medical device industries. Within these industries, the Company's strategy is to seek long-term relationships with leading companies that seek to outsource significant production volumes of complex products. The Company has increasingly focused on sales to larger companies and to customers in the telecommunications industries. In fiscal 1997 and fiscal 1998, the Company's five largest customers accounted for approximately 49% and 57%, respectively, of net sales. The loss of one or more major customers would have a material adverse effect on the Company, its results of operations, prospects or debt service ability. See "- Risk Factors --Customer Concentration; Dependence on Electronics Industry" and "-- Variability of Customer Requirements and Operating Results."

     The following table lists in alphabetical order certain of the Company's largest customers in the twelve months ended March 31, 1998 and the products for which the Company provides manufacturing services.

CUSTOMER                                    END PRODUCTS
--------------------------------------      -----------------------------------
Advanced Fibre Communications.........      Local line loop carriers
Bay Networks....... ..................      Data communications products
Braun/ThermoScan......................      Temperature monitoring systems
Cisco Systems.........................      Data communications products
Compaq/Microcom.......................      Modems
Ericsson..............................      Business telecommunications systems
Lifescan (a Johnson & Johnson company)      Portable glucose monitoring system
Microsoft.............................      Computer peripheral devices
Philips Electronics...................      Consumer electronics products
3Com/US Robotics......................      Pilot electronic organizers

     In addition, the Company recently began manufacturing products for a number of new customers, including Alcatel (business telecommunications systems), Aspect (business telecommunications systems), Nokia (consumer electronics products) and WebTV/Microsoft (consumer internet devices). None of these customers represent more than 10% of the Company's net sales in fiscal 1998.

     In connection with the acquisition of the Karlskrona Facilities, the Company, certain of its subsidiaries and Ericsson entered into a multi-year purchase agreement (the "Karlskrona Purchase Agreement"). Sales to Ericsson accounted for approximately 26% of the Company's net sales in fiscal 1998, and the Company believes that sales to Ericsson will account for a significant portion of its net sales in fiscal 1999. See " -- Recent Acquisitions" and " - Risk Factors -- Risks of Karlskrona Purchase Agreement."

Sales and Marketing

     The Company achieves worldwide sales coverage through a direct sales force, which focuses on generating new accounts, and through program managers, who are responsible for managing relationships with existing customers and making follow-on sales. In North America, the Company maintains sales offices in California, Florida and Massachusetts. The Company's Asian sales offices are located in Singapore and Hong Kong. In Europe, the Company maintains sales offices in England, France, Germany, the Netherlands and Sweden. In addition to its sales force, the Company's executive staff plays an integral role in the Company's marketing efforts.

SERVICES

     The Company provides a broad range of advanced engineering, manufacturing and distribution services to OEM customers. These services are provided on a turnkey basis and, to a lesser extent, on a consignment basis, and include product design, PCB fabrication and assembly, materials procurement, inventory management, final system assembly and test, packaging and distribution. The components, subassemblies and complete products manufactured by the Company for its OEM customers incorporate advanced interconnect, miniaturization and packaging technologies, such as SMT, COB and BGA technologies. A substantial portion of the Company's net sales (a majority in fiscal 1998) are derived from the manufacture and assembly of complete products that are substantially ready for distribution by the OEM to its customers. The Company also designs and manufactures miniature gold-finished PCBs that OEMs then incorporate into their products.

     Engineering Services

     The engineering services group coordinates and integrates the Company's worldwide design, prototype and other engineering capabilities. Through its "product introduction centers", the Company provides a broad range of engineering services, and in some cases dedicated production lines for prototype. This focused, integrated approach provides the Company's customers with advanced service and support and leverages the Company's technological capabilities. As a result, the engineering services group enables the Company to strengthen its relationship with manufacturing customers as well as to attract new customers who require advanced design services.

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

     Materials Procurement and Management

     Materials procurement and management consists of the planning, purchasing, expediting and warehousing of the components and materials used in the manufacturing process. The Company's inventory management expertise and volume procurement capabilities contribute to cost reductions and reduce total cycle time. The Company generally orders components after it has a firm purchase order or letter of authorization from a customer. However, in the case of long lead-time items, the Company will occasionally order components in advance of orders, based on customer forecasts, to ensure adequate and timely supply. Although the Company works with customers and third-party suppliers to reduce the impact of component shortages, such shortages may occur from time to time and may have a material adverse effect on the Company. See "- Risk Factors -- Limited Availability of Components." The campuses in China, Hungary and Mexico are designed to provide many of the custom components used by the Company on-site, in order to reduce material and transportation costs, simplify logistics and facilitate inventory management.

     Assembly and Manufacturing

     The Company's assembly and manufacturing operations include PCB assembly and, increasingly, the manufacture of subsystems and complete products. Its PCB assembly activities primarily consist of the placement and attachment of electronic and mechanical components on printed circuit boards using both SMT and traditional pin-through-hole ("PTH") technology. The Company also assembles subsystems and systems incorporating PCBs and complex electromechanical components, and, increasingly, manufactures and packages final products for shipment directly to the customer or its distribution channels. The Company employs just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes and statistical process control. The Company has expanded the number of production lines for finished product assembly, burn-in and test to meet growing demand and increased customer requirements. In addition, the Company has invested in FICO, a producer of injection molded plastic for Asia electronics companies with facilities in Shenzhen, China.

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

     With its acquisitions of Neutronics and DTM Products, Inc. ("DTM"), the Company gained significant plastic injection molding capabilities. In addition, the Company has a 40% investment in FICO Investment Holding Ltd.("FICO"), which produces injection molded plastics for Asian companies. Neutronics offers a wide range of custom-manufactured plastic components for various sectors of the electronics industry, including consumer, computer, telecommunications, medical and industrial. The Company's plastic component manufacturing operations in Hungary utilize highly automated injection molding processes.

     The electronic products market is directly dependent on the plastic components market for the packaging of an electronic product. The design of plastic components for a new electronic product, and the associated sourcing of plastic molds, normally involves a substantial lead time. As a result, plastic suppliers with technical capabilities, such as Neutronics and DTM, are able to provide additional services to electronic product manufacturers, such as the development of plastic components and electronics assembly and development, to improve the production process and reduce the finished product's time to market.

     The Company's 1996 acquisition of Astron Group Limited ("Astron"),provided it with significant capabilities to fabricate miniature gold-finished PCBs for specialized applications such as cellular phones, optoelectronics, LCDs, pagers and automotive electronics. These advanced laminate substrates can significantly improve a product's performance, while reducing its size and cost. The Company's miniature, gold-finished PCBs are fabricated in the Company's facility in China.

     The Company is also increasingly utilizing advanced interconnect and packaging technologies such as chip on board and ball grid array technology. COB technology represents a configuration in which a bare, unpackaged semiconductor is attached directly onto a PCB, wire bonded and then encapsulated with a polymeric material. COB technology facilitates miniaturized, low-profile assemblies, and can result in lower component costs and reduced time to market. The Company has significant experience in utilizing COB technology to manufacture a wide range of products. BGA technology is an emerging technology for packaging semiconductors that can provide higher interconnect density and improved assembly yields and reliability by assembling surface-mount packages to the circuit board through an array of solder balls, rather than pin leads. The Company has recently begun utilizing BGA technology to manufacture products for OEMs.

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

COMPETITION

     The electronics manufacturing industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. The Company competes against numerous domestic and foreign electronics manufacturing services providers, and current and prospective customers also evaluate the Company's capabilities against the merits of internal production. In addition, in recent years the electronics manufacturing industry has attracted a significant number of new entrants, including large OEMs with excess manufacturing capacity, and many existing participants, including the Company, have significantly increased their manufacturing capacity by expanding their facilities and adding new facilities. In the event of a decrease in overall demand for electronics manufacturing services, this increased capacity could result in substantial pricing pressures which could adversely affect the Company's operating results. Certain of the Company's competitors, including Solectron Corporation and SCI Systems, have substantially greater manufacturing, financial, research and development and marketing resources than the Company. As competitors increase the scale of their operations, they may increase their ability to realize economies of scale, to reduce their prices and to more effectively meet the needs of large OEMs. The Company believes that the principal competitive factors in the segments of the electronics manufacturing industry in which it operates are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality and range of services available. Failure to satisfy any of the foregoing requirements could materially adversely affect the Company's competitive position, its results of operations, prospects or debt service ability.

EMPLOYEES

     As of March 31, 1998, the Company employed approximately 13,300 persons, including 3,600 employees in Austria and Hungary who were added with the Neutronics acquisition and approximately 1,200 employees who were added with the Company's March 31, 1998 acquisitions of Conexao Informatica Ltda.("Conexao") and Altatron Inc. and Marathon Business Park LLC (collectively "Altatron"). Most of the Company's non-management employees outside of the United States are represented by labor unions. The Company has never experienced a work stoppage or strike. The Company believes that its employee relations are good.

     The Company's success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could have a material adverse effect on the Company, its results of operations, prospects or debt service ability. To date, the Company has not experienced significant difficulties in attracting or retaining such personnel. Although the Company is not aware that any of its key personnel currently intend to terminate their employment, their future services cannot be assured. See "- Risk Factors -- Dependence on Key Personnel and Skilled Employees."

RECENT ACQUISITIONS

     On March 31, 1998 the Company acquired Conexao, a Brazil-based electronics manufacturing services provider, in exchange for a total of 421,593 Ordinary Shares, of which 118,305 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies.

     On March 31, 1998, the Company also acquired Altatron Inc., an electronics manufacturer service provider headquartered in Fremont, California, with facilities in Fremont, California; Richardson, Texas; and Hamilton, Scotland in exchange for 788,650 Ordinary Shares, of which 157,730 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies.

     On December 1, 1997, the Company acquired DTM , a Colorado-based producer of injection molded plastics for North American OEMs, in exchange for 252,469 Ordinary Shares, and Energipilot AB, a Swedish company principally engaged in providing cables and engineering services for Northern European OEMs, in exchange for 229,990 Ordinary Shares.

     On October 30, 1997, the Company acquired 92% of the outstanding ordinary shares of Neutronics, an Austrian electronics manufacturing service provider with operations in Austria and Hungary, for 2,806,000 Ordinary Shares of the Company. Neutronics' net sales in fiscal 1998 was approximately $210.2 million. Neutronics' customers include Philips Electronics, Nokia and other OEMs in the consumer electronics, business electronics, computer telecommunications, primary care, medical appliances and automotive electronics industries. Approximately

64% of Neutronic's net sales for the fiscal year 1998 were derived from sales to Philips Electronics.

     Neutronics conducts its operations through four manufacturing facilities, one in Austria and three in Hungary. These facilities, which total 718,000 square feet and have a total of approximately 3,600 employees are engaged primarily in PCB assembly, as well as injection molded plastics. Neutronics also provides engineering services at its Althofen, Austria facility. The Company believes that Neutronics' manufacturing sites in Hungary (at Tab, Sarvar and Zalaegerszag) benefit from a relatively low cost of labor compared to Western Europe and the United States. There can be no assurance that real wages in Hungary will not rise to a level comparable to Western Europe or the United States.

     Neutronics commenced operations in July 1994 as a joint venture between a subsidiary of Philips Electronics and Sandaplast B.V. ("Sandaplast"), a Dutch company corporation based in Malaysia. Neutronics initially acquired Philips' existing facility in Althofen, Austria, and subsequently established the three Hungarian facilities, modernized the Austrian facility and added plastic injection molding capabilities. Accordingly, Neutronics has a limited operating history. At the time of the acquisition, Neutronics was owned by Philips, Malaysian businessman Hui Shing Leong and Neutronics' management. Neutronics' management retained ownership of eight percent of the shares of Neutronics and Mr. Hui has joined the Company's Board of Directors.

     On March 27, 1997, the Company acquired from Ericsson the Karlskrona Facilities located in Karlskrona, Sweden and related inventory, equipment and other assets for approximately $82.4 million in cash. The Company, certain of its subsidiaries and Ericsson also entered into the Karlskrona Purchase Agreement, under which the Company will manufacture and Ericsson will purchase, for a three-year period, certain products used in Ericsson's business communications systems. See "-Risk Factors -- Risks of Karlskrona Purchase Agreement".

     The ability of the Company to obtain the benefits of its recent acquisitions are subject to a number of risks and uncertainties, including the Company's ability to successfully integrate the acquired operations and its ability to maintain, and increase, sales to customers of the acquired companies. See "-Risk Factors -- Acquisitions" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

                                  RISK FACTORS

Management of Expansion and Consolidation

     The Company is currently experiencing a period of rapid expansion both through internal growth and acquisitions, with net sales increasing from $131.3 million in fiscal 1994 to $1.1 billion in fiscal 1998. There can be no assurance that the Company's historical growth will continue or that the Company will successfully manage the integration of acquired operations. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial controls and hire additional engineering and sales personnel. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational systems. The Company may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company. In addition, the Company would be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with expansion.

     Expansion through acquisitions and internal growth has contributed to the Company's incurring significant accounting charges and experiencing volatility in its operating results. There can be no assurance that the Company will not continue to experience volatility in its operating results or incur write-offs in connection with its expansion efforts. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company plans to further expand its manufacturing capacity by expanding its facilities and by adding new equipment. The Company expects substantial new capital expenditures and operating lease commitments in connection with this expansion. The Company plans to utilize operating leases, net cash from operations, existing cash balances and borrowings under its credit facility to support this expansion. No assurance can be given as to the availability of such net cash from operations or borrowings, or as to the availability or terms of any operating leases. The Company may encounter unforeseen difficulties, costs or delays in developing, constructing and equipping the new manufacturing facilities, and there can be no assurance as to when it will complete construction. The development and construction of the new facilities are subject to significant risks and uncertainties, including cost estimation errors and overruns, construction delays, weather problems, equipment delays or shortages, labor shortages and disputes, production start-up problems and other factors. As many of such factors are beyond the Company's control, the Company cannot predict the length of any such delays, which could be substantial and could result in substantial cost overruns. Such delays would adversely affect the Company's sales growth and the Company's ability to timely meet delivery schedules. Furthermore, the Company's development and construction of the new facilities will result in new fixed and operating expenses, including substantial increases in depreciation expense and rental expense that will increase the Company's cost of sales. If revenue levels do not increase sufficiently to offset these new expenses, the Company's operating results could be materially adversely affected.

Acquisitions

     Acquisitions have represented a significant portion of the Company's growth strategy. Acquisitions involve a number of risks, including the diversion of management's attention, the integration and assimilation of the operations and personnel of the acquired companies, and the potential loss of key employees and customers of the acquired companies. The Company may not have had any experience with technologies, processes and markets involved with the acquired business and accordingly may lack the management and marketing experience that will be necessary to successfully operate and integrate the business. The successful operation of an acquired business will require communication and cooperation in product development and marketing among senior executives and key technical personnel. There can be no assurance that the integration of the acquired businesses will be successful and will not result in disruption in one or more sectors of the Company's business. In addition, there can be no assurance that the Company will realize any of the other anticipated benefits of the acquisition. Furthermore, additional acquisitions would require investment of financial resources, and may require debt or equity financing. No assurance can be given that the Company will consummate any acquisitions in the future, that any past or future acquisition by the Company will not materially adversely affect the Company, or that any such acquisition will enhance the Company's business.

     The acquisitions in the last eighteen months represent a significant expansion of the Company's operations and entail a number of risks. The acquired operations are now being integrated into the Company's ongoing manufacturing operations. This requires optimizing production lines, implementing new management information systems, implementing the Company's operating systems, and assimilating and managing existing personnel. The difficulties of this integration may be further complicated by geographic distances. In addition, these acquisitions have increased and will continue to increase the Company's expenses and working capital requirements, and place burdens on the Company's management resources. In the event the Company is unsuccessful in integrating these operations, the Company would be materially adversely affected. In addition, prior to the acquisitions of the Karlskrona Facilities, Neutronics and Conexao, the Company had no experience operating in Sweden, Central Europe or Brazil, and there can be no assurance that the Company will achieve acceptable levels of profitability at the acquired operations, or that the acquisitions will not adversely affect its gross margins.

Variability of Customer Requirements and Operating Results

     Electronics manufacturing service providers must provide increasingly rapid product turnaround and respond to ever-shorter lead times. The Company generally does not obtain firm long-term purchase commitments from its customers and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed and such cancellations and delays could affect the ability of the Company to forecast purchase commitments accurately. The Company must continually make other significant decisions for which it is responsible, including the levels of business that it will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on estimates of future customer requirements that are subject to significant change. A variety of conditions, both specific to the individual customer and generally affecting the industry, may cause customers to cancel, reduce or delay orders. Cancellations, reductions or delays by a significant customer or by a group of customers would adversely affect the Company. On occasion, customers may require rapid increases in production, which can stress the Company's resources and reduce margins. Although the Company has increased its manufacturing capacity, there can be no assurance that the Company will have sufficient capacity at any given time to meet its customers' demands if such demands exceed anticipated levels.

     In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may contribute in the future, to significant periodic and quarterly fluctuations in the Company's results of operations. These factors include, among other things: timing of orders; volume of orders relative to the Company's capacity; customers' announcements, introductions and market acceptance of new products or new generations of products; evolution in the life cycles of customers' products; timing of expenditures in anticipation of future orders; effectiveness in managing manufacturing processes; changes in cost and availability of labor and components; product mix; and changes or anticipated changes in economic conditions. In addition, the Company's net sales may fluctuate throughout the year as a result of local factors and events that may affect production volumes and seasonality in products requirements by certain customers.

Customer Concentration; Dependence on Electronics Industry

     A small number of customers are responsible for a significant portion of the Company's net sales. Approximately 26% and 13% of the Company's net sales in fiscal 1998 was derived from sales to Ericsson and Philips Electronics respectively, and sales to the Company's top five customers during fiscal 1998 accounted for approximately 57% of total net sales compared to 46% during fiscal 1997. The Company anticipates that a small number of customers will continue to account for a large portion of its net sales as it focuses on strengthening and broadening relationships with leading OEMs. See "-- Customers" and "-- Recent Acquisitions."

     The composition of the group comprising the Company's largest customers has varied from year to year, and there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of one or more major customers, would have a material adverse effect on the Company. The timely replacement of expired, canceled, delayed, or reduced contracts with new business cannot be assured. See "-- Variability of Customer Requirements and Operating Results"

     The factors affecting the electronics industry in general could have a material adverse effect on the Company's customers and as a result on the Company as well. The markets in which the Company's customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. These conditions frequently result in short product life cycles. The Company's success will depend to a significant extent on the success achieved by its customers in developing and marketing their products, some of which are new and untested. If technologies or standards supported by customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected. The market segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     The Company extends credit terms to customers after performing credit evaluations, which continue throughout a customer's contract period. Credit losses have occurred in the past, and no assurances can be given that credit losses, which could be material, will not occur in the future. The Company's concentration of customers increases the risk that any credit loss would have a material adverse effect on the Company. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Competition

     The electronics manufacturing services industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. The Company competes against numerous domestic and electronics manufacturing service providers, and current and prospective customers also evaluate the Company's capabilities against the merits of internal production. In addition, in recent years the electronics manufacturing services industry has attracted a significant number of new entrants, including large OEMs with excess manufacturing capacity, and many existing participants, including the Company, have substantially expanded their manufacturing capacity by expanding their facilities and adding new facilities. In the event of a decrease in overall demand for electronics manufacturing services, this increased capacity could result in substantial pricing pressures, which could adversely affect the Company's operating results. Certain of the Company's competitors, including Solectron Corporation and SCI Systems, have substantially greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the principal competitive factors in the segments of the electronics manufacturing services industry in which it operates are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality and range of services available. Failure to satisfy any of the foregoing requirements could materially adversely affect the Company. See "Item 1 - Business -- Competition."

Significant Leverage

     The Company's total indebtedness and capital lease obligations on March 31, 1998 were $242.5 million compared to $165.9 million at March 31, 1997. In addition, on March 31, 1998, the Company and its subsidiaries had approximately $100.5 million available for additional borrowings under its credit facilities. The Company's level of indebtedness presents risks to investors, including the possibility that the Company may be unable to generate cash sufficient to pay the principal of and interest on the indebtedness when due. Additionally, the Company's level of indebtedness could have a material adverse effect on the Company's future operating performance, including, but not limited to, the following: (i) a significant portion of the Company's cash flow from operations will be dedicated to debt service payments, thereby reducing the funds available to the Company for other purposes; (ii) the Company's leverage may place the Company at a competitive disadvantage; (iii) the Company's operating flexibility is limited by covenants that, among other things, limit its ability to incur additional indebtedness, grant liens, make capital expenditures and enter into sale and leaseback transactions; and (iv) the Company's degree of leverage may make it more vulnerable to economic downturns, may limit its ability to pursue other business opportunities and may reduce its flexibility in responding to changing business and economic conditions. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Risks of Karlskrona Purchase Agreement

     The Karlskrona Purchase Agreement contains cost reduction targets and price limitations and imposes on the Company certain manufacturing quality requirements. There can be no assurance that the Company can achieve acceptable levels of profitability under the Purchase Agreement or reduce costs and prices to Ericsson over time as contemplated by the Purchase Agreement. In addition, the Purchase Agreement requires that the Company maintain a ratio of equity to the sum of total liabilities and equity of at least 25%, and a current ratio of at least 120%. Further, the Purchase Agreement prohibits the Company from selling or relocating the equipment acquired in the transaction without Ericsson's consent. A material breach by the Company of any of the terms of the Purchase Agreement could allow Ericsson to repurchase the assets conveyed to the Company at the Company's book value or to obtain other relief, including the cancellation of outstanding purchase orders or termination of the Purchase Agreement. Ericsson also has certain rights to be consulted on the management of the Karlskrona Facilities and to approve the use of the Karlskrona Facilities for Ericsson's competitors or for other customers where such use might adversely affect Ericsson's access to production capacity at the facilities. In addition, without Ericsson's consent, the Company may not enter into any transactions that could adversely affect its ability to continue to supply products and services to Ericsson under the Purchase Agreement or its ability to reduce costs and prices to Ericsson. As a result of these rights, Ericsson may, under certain circumstances, retain a significant degree of control over the Karlskrona Facilities and their management. See "Recent Acquisitions."

Replacement of Management Information Systems; Year 2000 Compliance

     The Company is in the process of replacing its management information system with a new enterprise management information system that is designed to provide enhanced functionality and to be Year 2000 compliant. The new enterprise management system will significantly affect many aspects of the Company's business, including its manufacturing, sales and marketing, and accounting functions. In addition, the successful implementation of this system will be important to facilitate future growth. The Company currently anticipates that the complete installation of its new enterprise management information system will take at least eighteen months, and implementation of the new system could cause significant disruption in operations. If the Company is not successful in implementing its new system or if the Company experiences difficulties in such implementation, the Company could experience problems with the delivery of its products or an adverse impact on its ability to access timely and accurate financial and operating information.

     The Company has been advised that its new enterprise management information system is Year 2000 compliant. However, there can be no assurance that the new enterprise management information system will be Year 2000 compliant or that the new system will be implemented by January 1, 2000, and any failure to be Year 2000 compliant or to effectively implement the new enterprise management system by Year 2000 could have a material adverse effect on the Company. There can be no assurance that the Company's customers and suppliers have, or will have, management information systems that are Year 2000 compliant.

Risk of Increased Taxes

     The Company has structured its operations in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. If these tax incentives are not renewed upon expiration, if the tax rates applicable to the Company are rescinded or changed, or if tax authorities successfully challenge the manner in which profits are recognized among the Company's subsidiaries, the Company's taxes would increase. Substantially all of the products manufactured by the Company's Asian subsidiaries are sold to customers based in other jurisdictions in North America and Europe. While the Company believes that profits from its Asian operations are not sufficiently connected to such other jurisdictions to give rise to income taxation by such other jurisdictions, there can be no assurance that tax authorities in such other jurisdictions will not challenge the Company's position or, if such challenge is made, that the Company would prevail in any such dispute. If the Company's Asian profits became subject to income taxes in such other jurisdictions, the Company's worldwide effective tax rate would increase and its results of operations and cash flow would be adversely affected. The expansion by the Company of its operations in the Americas and countries in Western Europe that have higher tax rates is expected to increase its worldwide effective tax rate. See "Item 7 Management's Discussion and Analysis of Financial Condition and Result of Operations -- Provision for Income Taxes."

Risks of International Operations

     The Company's manufacturing operations are located in a number of countries including Austria, Brazil, China, Hungary, Malaysia, Mexico, Sweden, the United Kingdom and the United States. Because of the location of manufacturing facilities in a number of countries, the Company is affected by economic and political conditions in those countries, including fluctuations in the value of currency, duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. Changes in policies by the local governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could also have a material adverse effect on the Company. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed. In addition, the attractiveness of the Company's services to its U.S. customers is affected by U.S. trade policies, such as "most favored nation" status and trade preferences for certain Asian nations. For example, trade preferences extended by the United States to Malaysia in recent years were not renewed in 1997. The Company could also be adversely affected by the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts in the countries in which it operates.

Risks Relating to China. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors.

     In addition, China currently enjoys Most Favored Nation ("MFN") status granted by the United States, pursuant to which the United States imposes the lowest applicable tariffs on Chinese exports to the United States. The United States annually reconsiders the renewal of MFN trading status for China. No assurance can be given that China's MFN status will be renewed in future years. China's loss of MFN status could adversely affect the Company by increasing the cost to the U.S. customers of products manufactured by the Company in China.

Risks Relating to Mexico. The Mexican government exercises significant influence over many aspects of the Mexican economy and its actions could have a significant effect on private sector entities in general and the Company in particular. In addition, during the 1980s, Mexico experienced periods of slow or negative growth, high inflation, significant devaluation of the peso and limited availability of foreign exchange.

Risks Relating to Hungary. Hungary has undergone significant political and economic change in recent years. Political, economic, social and other developments in Hungary may in the future have a material adverse effect on the Company's business. In particular, changes in laws or regulations (or in the interpretation of existing laws or regulations), whether caused by change in the Hungarian government or otherwise, could materially adversely affect the Company's operations and business. Annual inflation and interest rates in Hungary have been much higher than those in Western Europe. Exchange rate policies have not always allowed for the free conversion of currencies at the market rate.

     Corporate contract, property, insolvency, competition and securities and other laws and regulations in Hungary have been, and continue to be, substantially revised during its transition to a market economy. Therefore, the interpretation and procedural safeguards of the new legal and regulatory system are in the process of being developed and defined and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under those laws and regulations in a reasonably timely manner, if at all.

Risks relating to Brazil. During the past several years, the Brazilian economy has been affected by significant intervention by the Brazilian government. The Brazilian government has changed monetary, credit, tariff and other policies to influence the course of Brazil's economy. The Brazilian government's actions to control inflation and effect other policies have often involved wage and price controls, exchange controls as well as other measures, such as freezing bank accounts and imposing capital controls. The stated policy of the present government is to reduce gradually governmental control of the economy.

Currency Fluctuations

     Historically, the Company transacted its business predominantly in U.S. dollars and most of its revenues were collected in U.S. dollars, a portion of the Company's costs such as payroll, rent and indirect operation costs, were denominated in other currencies such as the Singapore dollar, the Hong Kong dollar and the Malaysian ringgit. As a result, fluctuations in foreign currency exchange rates have not created significant exchange losses to the Company. With the acquisitions of Karlskrona, Neutronics and Conexao, a significant portion of the Company's business is now also conducted in the Swedish kronor, Austrian Schilling, Hungarian forint and Brazilian real. In recent years, the Hungarian forint, Brazilian real and Mexican peso have depreciated, principally by way of devaluation. Changes in the relation of these and other currencies to the U.S. dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

     The Company has not actively engaged in substantial exchange rate hedging activities. The Company's European operations have limited involvement in the normal course of business with derivative financial instruments with off-balance sheet risks as a means of hedging fixed Japanese yen, U.S. dollar and other currency exposures in relation to trade accounts payable and fixed purchase obligations. Because the Company only hedges fixed obligations, the Company does not expect that these hedging activities will have a material effect on its results of operations or cash flows. However, there can be no assurance that the Company will engage in any hedging activities in the future or that any of its hedging activities will be successful.

Dependence on Key Personnel and Skilled Employees

     The Company's success depends to a large extent upon the continued services of key executives and skilled personnel. Generally, the Company's employees are not bound by employment or non-competition agreements. The Company has entered into service agreements with certain officers, including Ronny Nilsson and Tsui Sung Lam, some of which contain non-competition provisions and provides its officers and key employees with stock options that are structured to incent such employees to remain with the Company. However, there can be no assurance as to the ability of the Company to retain its officers and key employees. The loss of such personnel could have a material adverse effect on the Company, its results of operations, prospects or debt service ability. The Company's business also depends upon its ability to continue to recruit, train and retain skilled and semi-skilled employees, particularly administrative, engineering and sales personnel. There is intense competition for skilled and semi-skilled employees, particularly in the San Jose, California market, and the Company's failure to recruit, train and retain such employees could adversely affect the Company, its results of operations, prospects or debt service ability.

Limited Avaliability of Components

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

Rapid Technological Change

     The markets in which the Company's customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. These conditions frequently result in short product life cycles. The Company's success will depend to a significant extent on the success achieved by its customers in developing and marketing their products, some of which are new and untested. If technologies or standards supported by customers' products become obsolete or fail to gain widespread commercial acceptance, the Company may be materially adversely affected.

Environmental Compliance Risks

     The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Although the Company believes that its facilities are currently in material compliance with applicable environmental laws, there can be no assurances that violations will not occur. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its effluent discharge permits. Any such revocations could require the Company to cease or limit production at one or more of its facilities, which could have a material adverse effect on the Company's operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have a material adverse effect on the Company.

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

Item 2. FACILITIES

     The Company has manufacturing facilities located in Austria, Brazil, China, Hungary, Malaysia, Mexico, Singapore, Sweden, the United Kingdom and the United States. In addition, the Company provides engineering services at its facilities in Austria, Italy, Singapore, Sweden, California and Massachusetts. All of the Company's manufacturing facilities are registered to the quality requirements of the International Organization for Standardization (ISO 9002) or are in the process of final certification.

     Certain information about the Company's manufacturing and engineering facilities as of March 31, 1998 is set forth below:

                                      YEAR         APPROXIMATE     OWNED/
            LOCATION               COMMENCED(1)    SQUARE FEET    LEASED(2)                SERVICES
------------------------------     -----------     -----------    ---------     -------------------------------
Manufacturing Facilities
  Althofen, Austria(3)..........      1997           153,000        Owned       Full system manufacturing; PCB
                                                                                assembly.
  Sao Paulo, Brazil (4)               1998            23,076       Leased       Complex, high value-added PCB
                                                                                assembly.
  Sao Paulo, Brazil (4)               1998            41,930       Leased       Full system manufacturing; PCB
                                                                                assembly.
  Sao Paulo, Brazil (4)               1998            44,994       Leased       Full system manufacturing; PCB
                                                                                assembly.
  Shenzhen, China...............      1995            90,000       Leased       High volume PCB assembly.
  Hong Kong, China(5)...........      1996            45,000       Leased       Fabrication of high density
                                                                                PCBs
  Doumen, China(6)..............      1996           330,000(6)     Owned(5)    Fabrication of high density,
                                                                                miniaturized PCBs, high volume
                                                                                PCB assembly.
  Sarvar, Hungary(3)............      1997           298,000        Owned(7)    Full system manufacturing; PCB
                                                                                assembly; plastic injection
                                                                                molding.
  Tab, Hungary(3)...............      1997           170,000        Owned       Full system manufacturing; PCB
                                                                                assembly.
  Zalaegerszeg, Hungary(3)......      1997            97,000        Owned       Full system manufacturing; PCB
                                                                                assembly.
  Johore, Malaysia..............      1991            80,000        Owned       Full system manufacturing; PCB
                                                                                assembly.
  Guadalajara, Mexico...........      1997           101,000        Owned       High volume PCB assembly.
  Singapore(8)..................      1982            47,000       Leased       Complex, high value-added PCB
                                                                                assembly.
  Karlskrona, Sweden............      1997           330,000        Owned(9)    Assembly and test of complex
                                                                                PCBs and systems.
  Stockholm, Sweden(10)..........     1997            70,000       Leased       Assembly of cables and cable
                                                                                assemblies.
  Hamilton, Scotland (11)........     1998            50,000       Leased       Complex, high value-added PCB
                                                                                assembly.
  Tonypandy, Wales(12)..........      1995            50,000        Owned       Full system manufacturing;
                                                                                medium complexity PCB assembly.
  Fremont, California (11).......     1998            48,000       Leased
  Fremont, California (11).......     1998            83,480        Owned       Complex, high value-added PCB
                                                                                assembly.
  Fremont, California (11).......     1998            41,968        Owned       Complex, high value-added PCB
                                                                                assembly.
  San Jose, California..........      1994            65,000       Leased       Full system manufacturing; PCB
                                                                                assembly.
  San Jose, California..........      1996            32,500       Leased       Complex, high value-added PCB
                                                                                assembly.
  San Jose, California..........      1997            73,000        Owned       Complex, high value-added PCB
                                                                                assembly.
  Niwot, Colorado(13)...........      1997            40,000       Leased       Plastic injection molding.
  Richardson, Texas.............      1995            47,271       Leased       Test, development,
                                                                                procurement and warehousing.
  Engineering Facilities
  Althofen, Austria.............      1997                --(14)    Owned       Design, prototype and
                                                                                engineering services.
  Monza, Italy..................                                                Engineering services.
  Singapore.....................      1982                --(15)       --       Design and prototype services.
  Karlskrona, Sweden............      1997                --(16)       --       Design and prototype services.
  Westford, Massachusetts.......      1987             9,112       Leased       Design and prototype services.
  Moorpark, California (11)......     1998            54,052       Leased       Engineering services.
  San Jose, California..........      1996            71,000       Leased       Engineering services and
                                                                                corporate functions.

(1) Refers to year acquired, leased or constructed by the Company or its predecessor.

(2) The leases for the Company's leased facilities expire between the years 1998 and 2012.

(3) Acquired by the Company in fiscal 1998 in connection with the Neutronics acquisition.

(4) Acquired by the Company in fiscal 1998 in connection with the Conexao acquisition

(5) Acquired by the Company in fiscal 1996 in connection with the Astron acquisition.

(6) Excludes approximately 370,000 square feet used for dormitories, infrastructure and other functions. The Company has land use rights for this facility through 2020.

(7) The Company currently owns the land and certain of the buildings located in the Sarvar Industrial Park and leases other buildings at this location.

(8) The Company downsized manufacturing operations at this facility in fiscal 1997.

(9) Ericsson has retained certain rights with respect to the Company's use and disposition of the Karlskrona Facilities. See "Item 1 - Business - Risk Factors -- Risks of Karlskrona Purchase Agreement."

(10) Acquired by the Company in fiscal 1998 in connection with the Energipilot acquisition.

(11) Acquired by the Company in fiscal 1998 in connection with the Altatron acquisition.

(12) Acquired by the Company in fiscal 1996 in connection with the A&A acquisition. The Company is in the process of consolidating its U.K. operations in Scotland and plans to terminate operations at this facility.

(13) Acquired by the Company in fiscal 1998 in connection with the DTM acquisition.

(14) Located within the 153,000 square foot manufacturing facility in Althofen.

(15) Located within the 47,000 square foot manufacturing facility in Singapore.

(16) Located within the 330,000 square foot manufacturing facilities in Karlskrona.

     In North America, the Company leased a new 71,000 square foot facility in June 1997, from which the Company offers a wide range of engineering services, including product design and prototype development, and in July 1997 the Company completed construction of a new 73,000 square foot facility, dedicated to high volume PCB assembly. These new facilities are located adjacent to the Company's other San Jose operations. Also in July 1997, the Company completed construction of a 101,000 square foot manufacturing facility on a 32-acre campus site in Guadalajara.

     In Asia, the Company has expanded its Doumen facilities by developing an additional 240,000 square feet of facilities for fabrication of miniaturized gold-finished PCB fabrication and for PCB and full system assembly. The Company completed this expansion and commenced production in June 1997. The Doumen campus, located on a 15-acre site, now includes approximately 330,000 square feet of manufacturing facilities as well as approximately 370,000 square feet of facilities used for dormitories, infrastructure and other functions.

     The campus facilities in China, Hungary, and Mexico are designed to be integrated facilities that can produce certain components used by the Company, manufacture complete products for customers, warehouse the products and distribute them directly to customer's distribution channels. The Company believes that by offering all of those capabilities at the same site, it can reduce material and transportation costs, simplify logistics and communications, and improve inventory management, providing customers with a more complete, cost-effective manufacturing solution.

     The Company plans to further expand these facilities and add new equipment. There can be no assurance that the Company will not encounter unforeseen difficulties, costs or delays in expanding its facilities. See "Item 1 Business
- Risk Factors -- Management of Expansion and Consolidation."


Item 3. LEGAL PROCEEDINGS

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF ORDINARY SHARES

     The Company's Ordinary Shares are traded on the Nasdaq National Market under the symbol "FLEXF". The following table shows the high and low closing sale prices of the Company's Ordinary Shares since the beginning of the Company's 1997 fiscal year.

                                                              HIGH      LOW
                                                              -----    -----
 Fiscal 1997
   First Quarter..........................................    $39      $25
   Second Quarter.........................................    $28 1/4  $17
   Third Quarter..........................................    $37 1/4  $21
   Fourth Quarter.........................................    $29 3/4  $19 5/8
 Fiscal 1998
   First Quarter..........................................    $27      $17 1/2
   Second Quarter.........................................    $47 3/8  $26 3/8
   Third Quarter..........................................    $49 1/2  $29
   Fourth Quarter.........................................    $47 7/8  $29 3/4

     On May 29, 1998, there was 407 holders or record and the closing sale price of the Ordinary Shares was $39.625 per share.

DIVIDENDS

     Since inception, the Company has not declared or paid any cash dividends on its Ordinary Shares, and the Credit Facility prohibits the payment of cash dividends without the lenders' prior consent. The terms of the Company's senior subordinated notes also restrict the Company's ability to pay cash dividends. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Description of the Credit Facility." The Company anticipates that all earnings in the foreseeable future will be retained to finance the continuing development of its business.

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

INCOME TAXATION UNDER UNITED STATES LAW

     Individual shareholders that are U.S. citizens or resident aliens (as defined in Section 7701(b) of the Internal Revenue Code of 1986 (the "Code")), corporations or partnerships or other entities created or organized under the laws of the United States, or any political subdivision thereof, an estate the income of which is subject is subject to U.S. federal income taxation regardless of its source or a trust which is subject to the supervision of a court within the United States and the control of section 7701(b)(30) of the Code("U.S. Shareholders") will, upon the sale or exchange of a share, recognize gain or loss for U.S. income tax purposes in an amount equal to the difference between the amount realized and the U.S. Shareholder's tax basis in such a share. If paid in currency other than U.S. dollars, certain currency translation rules will apply to determine the U.S. dollar amount realized. Such gain or loss will be capital gain or loss if the share was a capital asset in the hands of the U.S. Shareholder and will be short-term capital gain or loss if the share has been held for not more than one year, mid-term capital gain or loss if the share has been held for more than one year but not more than eighteen months and, long-term capital gain or loss if the share has been held for more than eighteen months. If a U.S. Shareholder receives any currency other than U.S. dollars on the sale of a share, such U.S. Shareholder may recognize ordinary income or loss as a result of currency fluctuations between the date of such sale and the date such sale proceeds are converted into U.S. dollars.

     U.S. Shareholders will be required to report as income for U.S. income tax purposes the amount of any dividend received from the Company to the extent paid out of the current or accumulated earnings and profits of the Company, as determined under current U.S. income tax principles. If over 50% of the Company's stock (by vote or value) were owned by U.S. Shareholders who individually held 10% or more of the Company's voting stock, such U.S. Shareholders potentially would be required to include in income a portion or all of their pro rata share of the Company's and its non-U.S. subsidiaries' earnings and profits. Certain attribution rules apply in this regard. If 50% or more of the Company's assets during a taxable year produced or were held for the production of passive income, as defined in section 1297(b) of the Code (e.g., certain forms of dividends, interest and royalties), or 75% or more of the Company's gross income for a taxable year was passive income, adverse U.S. tax consequences could result to U.S. shareholders of the Company. As of March 31, 1998, the Company was not aware of any U.S. Shareholder who individually held 10% or more of its voting stock. See "Principal Shareholders."

     Shareholders that are not U.S. Shareholders ("non-U.S. shareholders") will not be required to report for U.S. federal income tax purposes the amount of any dividend received from the Company. Non-U.S. shareholders, upon the sale or exchange of a share, would not be required to recognize gain or loss for U.S. federal income tax purposes.

ESTATE TAXATION

     In the case of an individual who is not domiciled in Singapore, a Singapore estate tax is imposed on the value of all movable and immovable properties situated in Singapore. The shares of the Company are considered to be situated in Singapore. Thus, an individual shareholder who is not domiciled in Singapore at the time of his or her death will be subject to Singapore estate tax on the value of any such shares held by the individual upon the individual's death. Such a shareholder will be required to pay Singapore estate tax to the extent that the value of the shares (or in aggregate with any other assets subject to Singapore estate tax) exceeds S$600,000. Any such excess will be taxed at a rate equal to 5% on the first S$12,000,000 of the individual's Singapore chargeable assets and thereafter at a rate equal to 10%. An individual shareholder who is a U.S. citizen or resident (for U.S. estate tax purposes) also will have the value of the shares included in the individual's gross estate for U.S. estate tax purposes. An individual shareholder generally will be entitled to a tax credit against the shareholder's U.S. estate tax to the extent the individual shareholder actually pays Singapore estate tax on the value of the shares; however, such tax credit is generally limited to the percentage of the U.S. estate tax attributable to the inclusion of the value of the shares included in the shareholder's gross estate for U.S. estate tax purposes, adjusted further by a pro rata apportionment of available exemptions. Individuals who are domiciled in Singapore should consult their own tax advisors regarding the Singapore estate tax consequences of their investment.

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the fiscal years ended March 31, 1994, 1995, 1996, 1997 and 1998. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation have been made. These historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.


                                                                       FISCAL YEAR ENDED MARCH 31,
                                               -----------------------------------------------------------------------------
                                                   1994           1995           1996              1997              1998
                                               -----------    -----------    -----------       -----------       -----------
Net sales ..................................   $   131,345    $   292,149    $   572,045       $   640,007       $ 1,113,071
Cost of sales ..............................       117,392        265,426        517,732           575,142         1,004,170
                                               -----------    -----------    -----------       -----------       -----------
Gross margin ...............................        13,953         26,723         54,313            64,865           108,901
Selling, general and administrative ........         8,667         15,771         28,138            36,277            53,695
Goodwill and intangible amortization .......           419            762          1,296             2,648             3,659
Provision for excess facilities ............           830           --            1,254(1)          5,868(2)          8,869(3)
Acquired in-process research and development           202             91         29,000(1)           --                --
                                               -----------    -----------    -----------       -----------       -----------
Income (loss) from operations ..............         3,835         10,099         (5,375)           20,072            42,678
Merger-related expenses ....................          --             (816)          --                --              (7,415)(3)
Other expense, net .........................        (1,446)        (1,814)        (4,924)           (6,425)          (13,092)
                                               -----------    -----------    -----------       -----------       -----------
Income (loss) before income taxes ..........         2,389          7,469        (10,299)           13,647            22,171
Provision for income taxes .................           654          1,588          3,847             2,027             2,258
Extraordinary gain .........................           416           --             --                --                --
                                               -----------    -----------    -----------       -----------       -----------
Net income (loss) ..........................   $     2,151    $     5,881    $   (14,146)      $    11,620       $    19,913
                                               ===========    ===========    ===========       ===========       ===========
Diluted net income (loss) per share ........   $      0.28    $      0.40    $     (0.92)      $      0.67       $      1.04
                                               ===========    ===========    ===========       ===========       ===========
Weighted average Ordinary Shares and
  equivalents outstanding -- diluted .......         7,730         14,882         15,436            17,328            19,097

                                                                         FISCAL YEAR ENDED MARCH 31,
                                               -----------------------------------------------------------------------------
                                                   1994           1995           1996              1997              1998
                                               -----------    -----------    -----------       -----------       -----------
Balance Sheet Data:
Working capital ............................        30,669         36,737         25,527           (30,245)          124,536
Total assets ...............................       103,129        185,186        309,267           446,292           744,123
Long-term debt and capital lease obligations
  including current portion ................         4,755         23,055         75,566           165,916           242,474
Shareholders' equity .......................        46,703         68,433         85,571            99,345           214,809


(1) In fiscal 1996, the Company wrote off $29.0 million of in-process research and development associated with the acquisition of Astron and also recorded charges totaling $1.3 million for costs associated with the closing of one of the Company's Malaysian plants and its Shekou, China operations.

(2) In fiscal 1997, the Company incurred plant closing expenses aggregating to $5.9 million in connection with closing its manufacturing facility in Texas, downsizing manufacturing operations in Singapore, the write-off of excess equipment and severance obligations at the nCHIP semiconductor fabrication operations.

(3) In fiscal 1998, the Company incurred plant closing expenses aggregating to $8.9 million in connection with closing its manufacturing facility in Wales, UK. The Company also incurred $7.4 million of merger-related costs as a result of the acquisitions of Neutronics, DTM, Energipilot, Altatron and Conexao in fiscal 1998.

Item 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In recent years, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, through both acquisitions and internal growth. See "Item 1 - Business - Risk Factors --Management of Expansion and Consolidation," "Item 1 - Business - Risk Factors -- Acquisitions" and Note 11 of Notes to Consolidated Financial Statements.

     On March 31, 1998 the Company acquired Conexao, a Brazil-based electronics manufacturing service provider, in exchange for a total of 421,593 Ordinary Shares, of which 118,305 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies. On March 31, 1998, the Company also acquired Altatron, an electronics manufacturer service provider headquartered in Fremont, California, with facilities in Fremont, California; Richardson, Texas; and Hamilton, Scotland in exchange for 788,650 Ordinary Shares, of which 157,730 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies. Altatron has approximately 800 employees with facilities in various parts in U.S. and in Hamilton, Scotland. Conexao is one of the oldest and largest electronics manufacturers in Brazil with approximately 400 employees and manufacturing facilities totaling 110,000 square feet. The acquisitions of Conexao and Altatron have been accounted for as a pooling-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because they did not have a material impact on its consolidated results of operations. Accordingly, the balance sheets of Conexao and Altatron as of March 31, 1998 were included in the Company's consolidated balance sheet as of March 31, 1998 and the results of operations for Conexao and Altatron will be included in the Company's results of operations beginning in the first quarter of fiscal 1999.

     On December 1, 1997 the Company acquired DTM Products, Inc., a Colorado-based producer of injection molded plastics for North American OEMs, in exchange for 252,469 Ordinary Shares, and acquired Energipilot AB, a Swedish company principally engaged in providing cables and engineering services for Northern European OEMs, in exchange for 229,990 Ordinary Shares. The acquisitions of DTM and Energipilot have been accounted for as a pooling-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because they did not have a material impact on its consolidated results. Accordingly, the results of operations for DTM and Energipilot beginning in December 1, 1997 are included in the Company's consolidated statement of operations.

     On October 30, 1997, the Company acquired 92% of the outstanding shares of Neutronics, an Austrian electronics manufacturing service provider with operations in Austria and Hungary for 2,806,000 Ordinary Shares of the Company. The acquisition was accounted for as a pooling-of-interests and accordingly, the Company has restated its prior period financial statements to give effect to this acquisition.

     On March 27, 1997, the Company acquired the Karlskrona Facilities for approximately $82.4 million. The acquisition was financed by borrowings from banks, which the Company repaid in October 1997 with the net proceeds from the Company's debt and equity offerings. The transaction has been accounted for under the purchase method. As a result, the purchase price was allocated to the assets based on their estimated fair market values at the date of acquisition.

     On December 20, 1996, the Company acquired 40% of FICO for $5.2 million. Of this, the Company paid $3.0 million in December 1996 and paid the $2.2 million balance in the third quarter of fiscal 1998.

     On November 25, 1996, the Company acquired Fine Line for an aggregate of 223,321 Ordinary Shares in a transaction accounted for as pooling of interests. The Company's prior financial statements were not restated because the financial results of Fine Line did not have a material impact on the consolidated results.

     In February 1996, the Company acquired Astron Group Limited ("Astron") in exchange for (i) $13.4 million in cash, (ii) $15.0 million in 8% promissory notes ($10.0 million of which was paid in February 1997 and $5.0 million of which was paid in February 1998), (iii) 238,684 Ordinary Shares issued at closing and (iv) Ordinary Shares with a value of $10.0 million to be issued on June 30, 1998. The Company also paid an earn-out of an additional $6.25 million in cash in April 1997, based on the pre-tax profit of Astron for the calendar year ended December 31, 1996. In addition, the Company agreed to pay a $14.0 million consulting fee in June 1998 to an entity affiliated with Stephen Rees, a former shareholder and the Chairman of Astron, pursuant to a services agreement among the Company, one of its subsidiaries and the affiliate of Mr. Rees (the "Services Agreement"). Of the $14.0 million, $5.0 million must be paid in cash. The remainder may be paid in either cash or Ordinary Shares at the option of the Company, and the Company intends to pay such amount in Ordinary Shares. Mr. Rees currently also serves as a director and executive officer of the Company.

     The Company incurred merger-related expenses of $7.4 million in fiscal 1998 associated with the acquisitions of Neutronics, DTM, Energipilot, Altatron and Conexao, including $4.0 million associated with the Neutronics, DTM, and EnergiPilot acquisitions and the cancellation of Neutronics' planned initial public offering. The ability of the Company to obtain the benefits of these acquisitions is subject to a number of risks and uncertainties, including the Company's ability to successfully integrate the acquired operations and its ability to maintain, and increase, sales to customers of the acquired companies. There can be no assurance that any acquisitions will not materially affect the Company. See "Item 1 - Business - Risk Factors -- Acquisitions."

     The Company incurred costs of $8.9 million in fiscal 1998 associated with the consolidation of excess facilities in the United Kingdom. The recent acquisition of Altatron's Scotland facility resulted in duplicative facilities in Wales and Scotland. The provision for the closure of the Wales facility includes the write-off of $3.8 million in goodwill, $1.6 million in severance payments and pension scheme, $2.4 million in factory disposal related expenses, and $1.1 million in government grant reimbursements and legal fees.

     In addition to acquisitions, the Company has also substantially increased overall capacity by expanding operations in North America, Asia and Europe. In June 1997, the Company leased a new 71,000 square foot facility in North America from which the Company offers a wide range of engineering services, and in July 1997 the Company completed construction of a new 73,000 square foot facility dedicated to high volume PCB assembly. These new facilities are located adjacent to the Company's other San Jose operations. Also in July 1997, the Company completed construction of a 101,000 square foot manufacturing facility on a 32-acre campus site in Guadalajara, Mexico. In Asia, the Company has expanded its Doumen facilities by developing an additional 224,000 square feet for miniaturized gold-finished PCB fabrication and for PCB and full system assembly. The Company has commenced production at the new and expanded facilities.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                          FISCAL YEAR ENDED
                                                               MARCH 31,
                                                     --------------------------
                                                      1996      1997      1998
                                                     ------    ------    ------
Net sales ........................................    100.0     100.0     100.0
Cost of sales ....................................     90.5      89.9      90.2
                                                     ------    ------    ------
Gross margin .....................................      9.5      10.1       9.8
Selling, general and administrative ..............      4.9       5.7       4.8
Goodwill and intangible amortization .............      0.2       0.4       0.3
Provision for excess facilities ..................      0.2       0.9       0.8
Acquired in-process research and development .....      5.1        --        --
                                                     ------    ------    ------
Income(loss) from operations .....................     (0.9)      3.1       3.9
Merger-related expenses ..........................       --        --      (0.7)
Other expense, net ...............................     (0.9)     (1.0)     (1.2)
                                                     ------    ------    ------
Income (loss) before income taxes ................     (1.8)      2.1       2.0
Provision for income taxes .......................      0.7       0.3       0.2
                                                     ------    ------    ------
Net income (loss) ................................     (2.5)      1.8       1.8
                                                     ======    ======    ======

     Net Sales

     Substantially all of the Company's net sales have been derived from the manufacture and assembly of products for OEM customers. Net sales for fiscal 1998 increased 73.9% to $1.1 billion from $640.0 million in fiscal 1997. The increase in sales for fiscal 1998 was primarily due to (i) sales to Ericsson following the March 27, 1997 acquisition of the Karlskrona Facilities, (ii) an increase in sales to certain existing customers, including Advanced Fibre Communications, Cisco Systems, Microsoft and Braun/Thermoscan and (iii) sales to certain new customers including Bay Networks and Auspex. This increase was partially offset by reduced sales to certain customers, including Minebea, Visioneer, 3Com/US Robotics and Global Village. See "Item 1 - Business - Risk Factors -- Customer Concentration; Dependence on Electronics Industry" and "Item 1 - Business - Risk Factors -- Risks of Karlskrona Purchase Agreement."

     The Company's largest customers during fiscal 1998 were Ericsson and Philips Electronics, accounting for approximately 26% and 13% of consolidated net sales, respectively. No other customer accounted for more than 10% of consolidated net sales in fiscal 1998. See "Item 1 - Business - Risk Factors -- Customer Concentration; Dependence on Electronics Industry" and "Item 1 -Business - Risk Factors -- Risks of Karlskrona Purchase Agreement".

     Net sales in fiscal 1997 increased 11.9% to $640.0 million from $572.0 million in fiscal 1996. This increase was primarily due to higher sales to existing customers, including US Robotics, Microsoft, Phillips Electronics, Advanced Fibre Communications and Braun/Thermoscan, sales to new customers such as Cisco and Auspex, and the inclusion of Astron's sales following its acquisition in February 1996. This increase was partially offset by reduced sales to certain existing customers, including Visioneer, Apple Computer, Houston Tracker Systems, Logitech, Voice Powered Technology and Fast Multimedia. The Company believes that the reduction in sales to these customers was due in part to reductions in these customers' sales to end-users. See "Item 1 - Business - Risk Factors -- Rapid Technological Change."

     Gross Profit

     Gross profit varies from period to period and is affected by, among other things, product mix, component costs, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin decreased to 9.8% for fiscal 1998 from 10.1% in fiscal 1997. The gross profit margin in fiscal 1998 was adversely affected by changes in customer and product mix and costs associated with the startup of new facilities in Doumen, China and Guadalajara, Mexico. Prices paid to the Company by its significant customers can vary significantly based on the customer's order level, with per unit prices typically declining as volumes increase. These changes in price and volume can materially affect the Company's gross profit margin. See "Item 1 - Business-Risk Factors -- Management of Consolidation and Expansion."

     Gross margin increased to 10.1% in fiscal 1997 compared to 9.5% in fiscal 1996. The increase was mainly attributable to (i) the inclusion of Astron's printed circuit board business, which has historically had a relatively higher gross profit margin than the Company, (ii) the concentration of more sales in the Company's facility in China which has a lower manufacturing cost than the Company's facilities in other locations and (iii) increased sales, resulting in increased labor and overhead absorption. This benefit was partially offset by the underutilization of manufacturing operations at the Company's Richardson, Texas facility and the closure of the Company's nCHIP fabrication facility, and the related inventory write-offs. See "Item 1 - Business - Risk Factors -- Management of Expansion and Consolidation."

     Cost of sales included research and development costs of approximately $1,153,000, $913,000 and $153,000 in fiscal 1998, 1997 and 1996, respectively.
These costs are associated with research and development expenditures in the Company's Astron facility in Doumen, China.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for fiscal 1998 increased to $53.7 million from $36.3 million in fiscal 1997 but decreased as a percentage of net sales to 4.8% in fiscal 1998 from 5.7% in fiscal 1997. The dollar increase in SG&A was mainly due to (i) the addition of new sales personnel in the United States and Europe; (ii) the inclusion of the operations of the Karlskrona Facilities and (iii) investment in infrastructure such as personnel and other related corporate and administrative expenses and information systems to support the expansion of the Company's business. The Company anticipates its SG&A expenses will continue to increase in dollars in the future. However, to the extent that net sales continue to grow faster than SG&A expenses, SG&A expenses would continue to decline as a percentage of net sales.

     SG&A expenses in fiscal 1997 increased to $36.3 million from $28.1 million in fiscal 1996 and increased as percentage of net sales to 5.7% in fiscal 1997 from 4.9% in fiscal 1996. The increase was mainly due to: (i) the inclusion of Astron's selling and general administrative expenses for all of fiscal 1997;
(ii) increased consulting fees; and (iii) increased sales and marketing expenses. The increased consulting fees resulted from financial consulting services provided by two banks for a total of $719,000 in fiscal 1997. The Company also recorded $362,000 in March 1997 for compensation for management services paid to a new executive officer who was formerly a key employee of

Ericsson in Sweden and who joined the Company upon the acquisition of the Karlskrona Facilities.

     Goodwill and Intangible Assets Amortization

     Goodwill and intangible assets are amortized on a straight line basis over the estimated life of the benefits received, which ranges from three to twenty-five years. Goodwill and intangible assets amortization in fiscal 1998 increased to $3.7 million from $2.6 million in fiscal 1997. In the second quarter of fiscal 1998, the Company reduced its estimate of the useful lives of the goodwill and intangible assets (consisting of goodwill, customer lists and trademarks and tradenames) arising from the Astron acquisition from approximately twenty years to ten years. This reduction increased the Company's amortization expense per quarter by approximately $279,000, beginning in the second quarter of fiscal 1998. See Note 2 of Notes to Consolidated Financial Statements.

     Goodwill and intangible assets amortization increased to $2.6 million in fiscal 1997 from $1.3 million in fiscal 1996. The increase from fiscal 1996 to fiscal 1997 was primarily due to the amortization of additional goodwill and intangible assets which arose from the Astron acquisition in 1996.

     Provision for Excess Facilities

     The provision for excess facilities of $8.9 million in fiscal 1998 relates to the costs incurred in closing the Wales facility. This charge consists primarily of the write-off of goodwill and intangible assets of $3.8 million, severance payments, reimbursement of government grants, and costs associated with the disposal of the factory. This closure is a result of the Company's acquisition of Altatron, which resulted in duplicative facilities in the United Kingdom. See Note 9 of Notes to Consolidated Financial Statements.

     The provision for excess facilities of $5.9 million in fiscal 1997 consists of the costs incurred in downsizing the Texas facility, downsizing the Singapore manufacturing operations and writing off obsolete equipment and incurring certain severance obligations at the nCHIP semiconductor fabrication facility. The Texas facility was primarily dedicated to production for Global Village Communications and Apple Computer, to whom the Company is no longer making sales. The nCHIP semiconductor fabrication facility was primarily dedicated to producing PCBs for nCHIP's MCMs, and the Company has transferred these operations to a third party. The Singapore manufacturing facilities was downsized in connection with the shift of manufacturing operations to lower cost manufacturing locations.

     The provision for excess facilities of $1.3 million in fiscal 1996 was associated with the write-off of certain obsolete equipment at one of the Company's facilities in Malaysia and in Shekou, China. The provision for excess facilities were related to the Company ceasing its satellite receiver product line in Malaysia and the closing of its manufacturing operations in Shekou, China. Production from the Shekou facility has been moved to the Company's plant in Xixiang, China.

     Acquired In-Process Research and Development

     Based on an independent valuation of certain of the assets of Astron and other factors, the Company determined that the purchase price of Astron included in-process research and development costs totaling $29.0 million which had not reached technological feasability and had no probable alternative future use. Accordingly, the Company wrote-off $29.0 million of in-process research and development in fiscal 1996.

     Merger Expenses

     In fiscal 1998, the Company incurred $7.4 million of merger expenses associated with the acquisitions of Neutronics, EnergiPilot, DTM, Altatron and Conexao. The Neutronics merger expenses included $3.1 million in cost associated with the cancellation of Neutronics's public offering and $900,000 in other legal and accounting fees. The remaining $4.3 million consists of a $3.1 million brokerage and finders fees incurred in the Altatron acquisition and $1.2 million in legal and accounting fees for all of the fiscal 1998 acquisitions.

     Other expense, net

     Other expense, net increased to $13.1 million in fiscal 1998 from $6.4 million in fiscal 1997. The following table sets forth information concerning the components of other income and expense.

                                                      FISCAL YEAR ENDED
                                                          MARCH 31,
                                             ----------------------------------
                                               1996         1997         1998
                                             --------     --------     --------
Interest expense ........................    $ (4,286)    $ (6,426)    $(17,700)
Interest income .........................         756          706        2,742
Foreign exchange gain(loss) .............        (638)       1,665        1,581
Equity in earnings of associated
  companies .............................          --          133        1,194
Permanent impairment in investment ......          --       (3,200)          --
Bank commitment fees ....................          --         (750)          --
Gain on sale of subsidiary's stock ......          --        1,027           --
Minority interest .......................        (103)        (394)        (363)
Other income(expense), net ..............        (653)         814         (546)
                                             --------     --------     --------
                                             $ (4,924)    $ (6,425)    $(13,092)
                                             ========     ========     ========

     Net interest expense increased to $15.0 million in fiscal 1998 from $5.7 million in fiscal 1997. The increase was primarily due to increased bank borrowings to finance the acquisition of the Karlskrona Facilities, capital expenditures and the issuance of the $150.0 million 8.75% Senior Subordinated Notes in October 1997. The Company anticipates that its interest expense will increase in future periods as a result of borrowings under its credit facility.

     Net interest expense increased to $5.7 million in fiscal 1997 from $3.5 million in fiscal 1996 mainly due to increases in interest expense in connection with additional indebtedness used to finance working capital requirements, to finance acquisitions and to purchase machinery and equipment for capacity expansion. The Company also recorded approximately $363,000 of interest expense in fiscal 1997 related to the cash portion of the Company's obligations to an affiliate of Stephen Rees, a former shareholder and the Chairman of Astron, pursuant to the Services Agreement. See "-- Overview."

     Foreign exchange gain decreased to $1.6 million in fiscal 1998 from $1.7 million gain in fiscal 1997. The foreign exchange gain for fiscal 1998 was mainly due to the strengthening of the U.S. dollar against Asian currencies. Foreign exchange gain increased to $1.7 million in fiscal 1997 from a $638,000 loss in fiscal 1996. The foreign exchange loss in fiscal 1996 was primarily due to the devaluation of the Hungarian Forint. Before the establishment in late 1995 of customs-free zones at the Company's sites in Hungary, the Company was obliged to prepay (and later reclaim) customs duties to the Hungarian authorities on all imported materials. As a result of the devaluation of the Hungarian Forint in 1995, the Company incurred a loss of approximately $1.3 million on these receivables in calendar 1995. Since the Company no longer has to prepay such duties, depreciation of the Hungarian Forint generally benefits the Company's results of operations as it reduces the Company's cost of labor. See "Note 2 --Notes to Consolidated Financial Statements."

     Equity in earnings of associated companies for fiscal 1998 increased to $1.2 million from $133,000 in fiscal 1997. The equity in earnings of associated companies results primarily from the Company's investment in FICO and, to a lesser extent, certain minority investments of Neutronics. The Company acquired a 40% interest in FICO in December 1996. According to the equity method of accounting, the Company did not recognize revenue from sales by FICO, but based on its ownership interest recognized 40% of the net income or loss of the associated company. The Company has recorded its 40% share of FICO's post-acquisition net income.

     The Company recognized a permanent impairment in an investment in fiscal 1997, represented by a write-off of publicly traded common stock received from a customer in fiscal 1997 as payment of $3.2 million in accounts receivable. As a result of a significant decline in the market value of this common stock following its receipt by the Company, this common stock subsequently was deemed to be permanently impaired in fiscal 1997, resulting in a $3.2 million expense. In fiscal 1997, bank commitment fees represented $750,000 of commitment fees written off in March 1997 when the bank's commitment expired unused.

     Gain on sale of subsidiary of $1.0 million in fiscal 1997 was due to a gain from the sale of a Hungarian subsidiary by Neutronics.

     Minority interest expense for fiscal 1996, 1997, and 1998 was comprised primarily of the 8% minority interest in Neutronics not acquired by the Company in October 1997 and the 4.1% minority interest in Ecoplast, a subsidiary of Neutronics held by a third party.

     Other income (expense), net was an expense of $546,000 in fiscal 1998 compared to an income of $814,000 in fiscal 1997. Other expense, net in fiscal 1998 and fiscal 1996 primarily consisted of the write-off of fixed assets. Other expense, net in fiscal 1997 includes $898,000 of income received under the Company's business interruption insurance policy as a result of an April 1996 fire at its facilities in Doumen, China.

     Provision for Income Taxes

     The Company is structured as a holding company, conducting its operations through manufacturing and marketing subsidiaries in Austria, Brazil, China, Hungary, Malaysia, Mauritius, Mexico, The Netherlands, Singapore, Sweden, the United Kingdom, and the United States. These subsidiaries are subject to taxation in the country in which they have been formed. The Company's Asian and Hungarian manufacturing subsidiaries have, at various times, been granted certain tax relief in each of these countries, resulting in lower than would otherwise be the case under ordinary tax rates. See Note 7 of Notes to Consolidated Financial Statements.

     The Company's consolidated effective tax rate for any given period is calculated by dividing the aggregate taxes incurred by each of the operating subsidiaries and the holding company by the Company's consolidated pre-tax income. Losses incurred by any subsidiary or by the holding company are not deductible by the entities incorporated in other countries in the calculation of their respective local taxes. For example, the charge for the closing of manufacturing operations at the Company's facility in Richardson, Texas in fiscal 1997 was incurred by a United States subsidiary that did not have income against which this charge could be offset. The ordinary corporate tax rates for calendar 1997 were 34%, 28%, 26%, 18%, 16.5% and 15% in Austria, Sweden, Singapore, Hungary, Hong Kong and China, respectively, and 30% on manufacturing operations in Malaysia. In addition, the tax rate is de minimis in Labuan, Malaysia and Mauritius where the Company's offshore marketing subsidiaries are located. The Company's Hungarian subsidiaries have been on a tax holiday that expired on December 31, 1997. Effective January 1, 1998, the Company's Hungarian subsidiaries will be subject to corporate income taxes at a flat rate of 18%, which will effectively be reduced to 7.2% in the years 1998 through 2002 because a 60% exemption will apply. As a result of this change in tax status, the Company expects to be subject to current income taxes in Hungary in future years. The Company's U.S. and U.K. subsidiaries are subject to ordinary corporate tax rates of 35% and 33% respectively. However, these tax rates did not have any material impact on the Company's taxes in fiscal 1998 due to the operating loss carry forwards benefited in this period.

     The Company's consolidated effective tax rate was 10.2% for fiscal year 1998 compared to 14.9% for fiscal year 1997. The Company's effective tax rate decreased primarily due to the Company benefiting from net loss carry forwards related to the U.S. operations, due to the United States operations reaching profitability in fiscal 1998. In addition, the Company's effective tax rate was reduced by the shifting of some of its manufacturing operations from Singapore, which has an ordinary corporate tax rate of 26%, to low cost manufacturing operations located in countries with lower corporate tax rates.

     The Company has structured its operations in Asia in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. The Company's investments in its plants in Xixiang and Doumen, China fall under the "Foreign Investment Scheme" which entitles the Company to apply for a five-year tax incentive. The Company obtained the tax incentive for the Doumen plant in December 1995 and the Xixiang plant in October 1996. With the approval, the Company's tax rates on income from these facilities during the incentive period will be 0% in years 1 and 2 and 7.5% in years 3 through 5, commencing in the first profitable year and 15.0% thereafter. In fiscal 1993, the Company transferred its offshore marketing and distribution functions to a newly formed marketing subsidiary located in Labuan, Malaysia, where the tax rate is de minimis. In February 1996, the Company transferred Astron's sales and marketing business to a newly formed subsidiary in Mauritius, where the tax rate is 0%. The Company's Malaysian manufacturing subsidiary has obtained a five year pioneer certificate from the relevant authority that provides a tax exemption on manufacturing income from certain products in Johore, Malaysia. The Company's facility in Shekou, China, which was closed in fiscal 1996, was located in a "Special Economic Zone" and was an approved "Product Export Enterprise" that qualified for a special corporate income tax rate of 10%.

     If tax incentives are not renewed upon expiration, if the tax rates applicable to the Company are rescinded or changed, or if tax authorities were to challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's worldwide effective tax rate would increase and its results of operations and cash flow would be adversely affected. A significant portion of the products manufactured by the Company's Asian subsidiaries are sold to customers based in other jurisdictions in North America and Europe. While the Company believes that profits from its Asian operations are not sufficiently connected to such other jurisdictions to give rise to income taxation in such other jurisdictions, there can be no assurance that tax authorities in such other jurisdictions will not challenge the Company's position or, if such challenge is made, that the Company will prevail in any such disagreement. If the Company's Asian profits became subject to income taxes in such other jurisdictions, the Company's taxes would increase and its results of operations and cash flows would be adversely affected. The expansion by the Company of its operations in the Americas and countries in Western Europe is likely to increase its worldwide effective tax rate. See "Item 1 - Business - Risk Factors -- Risk of Increased Taxes."

Quarterly Results

     The following table contains selected unaudited quarterly financial data for 1997 and 1998 fiscal years. In the opinion of management, this information has been presented on the same basis as the annual audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected from any future period.

                                                                      (UNAUDITED)
                                   FISCAL YEAR ENDED MARCH 31, 1997                  FISCAL YEAR ENDED MARCH 31, 1998
                            ----------------------------------------------    ---------------------------------------------
                              First      Second       Third       Fourth        First      Second       Third      Fourth
                            ---------   ---------   ---------    ---------    ---------   ---------   ---------   ---------
Net sales ...............   $ 149,782   $ 156,757   $ 161,248    $ 172,220    $ 235,545   $ 251,468   $ 295,000   $ 331,058

Cost of sales ...........     134,656     138,661     148,614      153,211      212,517     226,786     266,192     298,675
                            ---------   ---------   ---------    ---------    ---------   ---------   ---------   ---------
Gross margin ............      15,126      18,096      12,634       19,009       23,028      24,682      28,808      32,383
Selling, general and
   administrative .......       8,218       8,550       9,333       10,176       12,564      11,806      13,773      15,552
Goodwill and intangible
   amortization .........         662         741         749          496          744       1,009         951         955
Provision for excess
   facilities ...........          --          --       2,321        3,547           --          --          --       8,869
                            ---------   ---------   ---------    ---------    ---------   ---------   ---------   ---------
Income from operations ..       6,246       8,805         231        4,790        9,720      11,867      14,084       7,007
Merger-related expenses .          --          --          --           --           --          --       4,000       3,415
Other expense, net ......         336       1,925         173        3,991        2,428       4,333       2,946       3,385
                            ---------   ---------   ---------    ---------    ---------   ---------   ---------   ---------
Income before income
    taxes ...............       5,910       6,880          58          799        7,292       7,534       7,138         207
Income tax expense
   (benefit) ............         763         985         281           (2)         746         912       1,197        (597)
                            ---------   ---------   ---------    ---------    ---------   ---------   ---------   ---------
Net income ..............   $   5,147   $   5,895   $    (223)   $     801    $   6,546   $   6,622   $   5,941   $     804
                            =========   =========   =========    =========    =========   =========   =========   =========
Diluted net income
   (loss) per share .....   $    0.30   $    0.34   $   (0.01)   $    0.05    $    0.37   $    0.37   $    0.29   $    0.04
                            =========   =========   =========    =========    =========   =========   =========   =========
Weighted average Ordinary
   Shares and equivalents
   outstanding - diluted       17,318      17,121      17,393       17,481       17,492      18,047      20,379      20,799
                            =========   =========   =========    =========    =========   =========   =========   =========

     The Company has experienced, and expects to continue to experience, significant periodic and quarterly fluctuations in results of operations due to a variety of factors. These factors include, among other things, timing of orders, the short-term nature of most customers' purchase commitments, volume of orders relative to the Company's capacity, customers' announcement, introduction and market acceptance of new products or new generations of products, evolution in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, mix of orders filled, timing of acquisitions and related expenses and changes or anticipated changes in economic conditions. In addition, the Company's net sales may fluctuate throughout the year as a result of local factors and other event that may affect production volumes. The market segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Ordinary Shares. In future periods, the Company's revenues or results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's Ordinary Shares would likely be materially adversely affected. See "Item 1 Business - Risk Factors -- Variability of Customer Requirements and Operating Results."

BACKLOG

     Although the Company obtains firm purchase orders from its customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations from the proceeds of public offerings of equity securities, cash and cash equivalents generated from operations, bank debt and lease financing of capital equipment. In October 1997, the Company issued $150.0 million principal amount of Senior Subordinated Notes due in 2007 for net proceeds of $145.7 million and issued 2,185,000 Ordinary Shares for net proceeds of $96.2 million. At March 31, 1998 the Company had cash and cash equivalents balances totaling $89.4 million, total bank and other debts amounting to $242.5 million and $100.5 million available for borrowing under its credit facilities subject to compliance with certain financial ratios.

     Cash provided by operating activities was $38.3 million, $54.4 million and $2.4 million in fiscal 1998, 1997 and 1996, respectively. Cash provided by operating activities decreased in fiscal 1998 from fiscal 1997 because of the increase in accounts receivable and inventories, partially offset by increases in accounts payables, increases in depreciation and amortization expenses of $30.9 million in fiscal 1998 from $18.1 million in fiscal 1997 and the increase in profitability in fiscal 1998. Cash provided by operating activities increased in fiscal 1997 over fiscal 1996 mainly due to the increase in profitability, decrease in accounts receivable, increase in accounts payable, and increases in depreciation and amortization expenses of $18.1 million in fiscal 1997 from

$13.8 million in fiscal 1996 partially off-set by increases in other current assets.

     Accounts receivable, net of allowance for doubtful accounts has increased to $155.1 million at March 31, 1998 from $87.5 million at March 31, 1997. The increase in accounts receivable was primarily due to a 73.9% increase in sales in fiscal 1998 and to $19.4 million of accounts receivable acquired as a result of the acquisitions of Altatron and Conexao effective March 31, 1998. The Company's allowance for doubtful accounts increased from $6.1 million at March 31, 1997 to $9.5 million at March 31, 1998 to reflect the increased receivable levels.

     Inventories increased to $157.1 million at March 31, 1998 from $124.4 million at March 31, 1997. The increase in inventories was primarily the results of increased purchases of material to support the growing sales and also $8.5 million of inventories as a result of the acquisitions of Altatron and Conexao effective March 31, 1998. Inventories increased to $124.4 million at March 31, 1997 from $65.9 million at March 31, 1996. The increase in inventories was primarily the result of the acquisition of $55.3 million of inventories at the Karlskrona Facilities. The Company's allowance for inventory obsolescence increased from $6.2 million at March 31, 1997 to $9.6 million at March 31, 1998.

     Cash used in investing activities was $104.7 million, $117.6 million and $39.8 million in fiscal 1998, 1997 and 1996, respectively. Cash used in investing activities in fiscal 1998 were primarily related to capital expenditures of $98.6 million. Capital expenditures in fiscal 1998 related to the purchase of equipment and construction of new facilities in Doumen, China, Guadalajara, Mexico, San Jose, California and Karlskrona, Sweden. Cash used in investing activities in fiscal 1997 consisted primarily of $82.4 million paid for the acquisition of the Karlskrona Facilities and $37.5 million in capital expenditures. Cash used in investing activities in fiscal 1996 was primarily comprised of capital expenditures of $23.5 million and $15.2 million cash portion of the purchase price paid for the Assembly & Automation (Electronics) Limited and Astron acquisitions.

     Cash provided by financing activities was $133.1 million, $79.0 million and $34.0 million in fiscal 1998, 1997, and 1996, respectively. Cash provided by financing activities in fiscal 1998 resulted primarily from net proceeds of the issuance of senior subordinated notes of $145.7 million and net proceeds from the equity offering of $96.2 million, partially offset by $108.6 million of net repayments of bank borrowings, capital leases, long-term debts and payment of $5.0 million notes due to Astron's former shareholders. See "--- Overview." Cash provided by financing activities in fiscal 1997 consisted primarily of net bank borrowings and proceeds from long term debt of $97.0. Cash provided by financing activities in fiscal 1996 consisted primarily of $22.3 million from the sale of Ordinary Shares and net bank borrowings of $22.9 million. This was partially offset by repayments of capital lease and loan from related company.

     On March 27, 1997, the Company established the credit facility (the "Credit Facility") with a syndicate of banks. The Facility, provides for revolving credit borrowings by the Company and Flextronics International USA, Inc., a California corporation and a wholly-owned subsidiary of the Company of an aggregate of $105.0 million, is subject to compliance with certain financial covenants and the satisfaction of customary borrowing conditions. BankBoston, N.A. (the "Bank") is the lead agent and a lender under the Credit Facility. In January 1998, the Credit Facility was amended to, among other things, (i) eliminate a term loan facility; (ii) reduce the commitment fees and interest rate payable under the facility; (iii) provide for loans directly to certain of the Company's subsidiaries; and (iv) provide for loans in foreign currencies. The Credit Facility consists of two separate credit agreements, one providing for up to $55.0 million principal amount of revolving credit loans to the Company and designated subsidiaries and one providing for up to $50.0 million principal amount of revolving credit loans to the Company's United States subsidiary. Loans under the Credit Facility will mature in March 2000. The Company anticipates that it will from time to time borrow revolving credit loans to fund its operations and growth.

     The Company anticipates that its working capital requirements will increase in order to support anticipated increases in business capacity. In addition, the Company anticipates incurring significant capital expenditures and operating lease commitments in order to support its anticipated expansions of these facilities in China, Hungary and Mexico. Future liquidity needs will depend on fluctuations in levels of inventory, the timing of expenditures by the Company on new equipment, the extent to which the Company utilizes operating leases for the new facilities and equipment, levels of shipments by the Company and changes in volumes of customer orders. The Company believes that the existing cash balances, together with anticipated cash flow from operations and amounts available under the Credit Facility, will be sufficient to fund its operations through fiscal 1999. However, to the extent that the Company's operations significantly expand, the Company may be required to obtain additional debt or equity financing. See "Item 1 - Business - Risk Factors -- Management of Expansion and Consolidation."

         The Company anticipates expending $15.0 million in fiscal 1999 to implement the new management information system, and anticipates funding these expenditures with cash from operations and borrowings under the Credit Facility. The Company also will be required to expend cash in fiscal 1999 pursuant to the terms of the Astron acquisition. The Company is required to make a $14.0 million payment to an entity affiliated with Stephen Rees in June 1998. Of this amount $5.0 million is payable in cash and $9.0 million is payable in cash or, at the option of the Company, in Ordinary Shares, and the Company intends to pay the $9.0 million portion in Ordinary Shares.

Item 8.           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 To the Board of Directors and Stockholders' of
                         Flextronics International Ltd:

      We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (a Singapore company) as of March 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Neutronics Electronics Industries Holding A.G., a company acquired on October 30, 1997 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of Flextronics International Ltd. and reflect total assets of 20 percent of the consolidated total as of March 31, 1997 and total revenues of 22 percent and 23 percent, respectively, of the consolidated totals for the years ended March 31, 1996 and 1997. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Neutronics Electronics Industries Holding A.G., is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP

San Jose, California
April 23, 1998

                         REPORT OF INDEPENDENT AUDITORS

The Management and Supervisory Boards and Shareholders at
Neutronics Electronic Industries Holding A.G.

     We have audited the accompanying consolidated balance sheets (not presented herein) of Neutronics Electronic Industries Holdings A.G. and its subsidiaries (the `Group') as at December 31, 1996, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the periods then ended (not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements (not presented herein) present fairly, in all material respects the financial position of the Group as at December 31, 1996, 1995 and 1994 and the results of its operations and its cash flows for the periods then ended in conformity with United States Generally Accepted Accounting Principles.


/s/ MOORE STEPHENS
Moore Stephens
Registered Auditors
St. Paul's House
Warwick Lane
London EC4P 4BN.

Friday 12 June 1998

                         FLEXTRONICS INTERNATIONAL LTD.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                MARCH 31
                                                                        ----------------------
                                                                          1997         1998
                                                                        ---------    ---------
                                                                         (IN THOUSANDS, EXCEPT
                                                                          SHARE AND PER SHARE
                                                                               AMOUNTS)
CURRENT ASSETS:
  Cash and cash equivalents .........................................   $  24,159    $  89,390
  Accounts receivable, less allowances of $6,072 and $9,528 .........      87,507      155,125
  Inventories .......................................................     124,362      157,077
  Deferred tax asset ................................................       3,049           28
  Other current assets ..............................................      15,319       37,914
                                                                        ---------    ---------
          Total current assets ......................................     254,396      439,534
Property and equipment, net .........................................     149,015      255,573
Goodwill and other intangibles, net .................................      33,506       26,561
Related party receivables ...........................................       2,554        2,520
Other assets ........................................................       6,821       19,935
                                                                        ---------    ---------
          Total assets ..............................................   $ 446,292    $ 744,123
                                                                        =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank borrowings and current portion of long-term debt .............   $ 128,515    $  43,209
  Capital lease obligations .........................................       8,273        9,587
  Accounts payable ..................................................      97,917      177,084
  Accrued liabilities and other .....................................      47,344       84,736
  Payables to associated company ....................................         546          382
  Deferred revenue ..................................................       2,046            0
                                                                        ---------    ---------
          Total current liabilities .................................     284,641      314,998
                                                                        ---------    ---------
Long-term debt, net of current portion ..............................       9,029      166,497
Capital lease obligations, net of current portion ...................      20,099       23,181
Deferred income taxes ...............................................       3,710        4,812
Other long-term liabilities .........................................      28,326       18,832
Minority interest ...................................................       1,142          994
                                                                        ---------    ---------
          Total long-term liabilities ...............................      62,306      214,316
                                                                        ---------    ---------
Commitments (Note 6)
SHAREHOLDERS' EQUITY:
  Ordinary Shares, S$.01 par value; Authorized -- 100,000,000 shares;
     issued and outstanding -- 16,482,243 and 20,617,429 as of March
     31, 1997 and 1998, respectively ................................         107          134
       Additional paid-in capital ...................................     106,556      214,466
  Retained earnings(deficit) ........................................      (7,020)       6,934
  Cumulative translation adjustment .................................        (298)      (6,725)
                                                                        ---------    ---------
          Total shareholders' equity ................................      99,345      214,809
                                                                        ---------    ---------
          Total liabilities and shareholders' equity ................   $ 446,292    $ 744,123
                                                                        =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED MARCH 31,
                                                        -----------------------------------------
                                                            1996           1997           1998
                                                        -----------    -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net Sales ...........................................   $   572,045    $   640,007    $ 1,113,071
Cost of Sales .......................................       517,732        575,142      1,004,170
                                                        -----------    -----------    -----------
          Gross margin ..............................        54,313         64,865        108,901
                                                        -----------    -----------    -----------
Operating Expenses:
  Selling, general and administrative ...............        28,138         36,277         53,695
  Goodwill and intangibles amortization .............         1,296          2,648          3,659
  Provision for excess facilities ...................         1,254          5,868          8,869
  Acquired in-process research and development ......        29,000           --             --
                                                        -----------    -----------    -----------
          Total operating expenses ..................        59,688         44,793         66,223
                                                        -----------    -----------    -----------
Income(loss) from operations ........................        (5,375)        20,072         42,678
Other Expense:
  Merger-related expenses ...........................          --             --           (7,415)
  Other expense, net ................................        (4,924)        (6,425)       (13,092)
                                                        -----------    -----------    -----------
     Income(loss) before income taxes ...............       (10,299)        13,647         22,171
Provision for Income Taxes ..........................         3,847          2,027          2,258
                                                        -----------    -----------    -----------
Net income(loss) ....................................   $   (14,146)   $    11,620    $    19,913
                                                        ===========    ===========    ===========

     Basic net income (loss) per share ..............   $     (0.92)   $      0.70    $      1.09
                                                        ===========    ===========    ===========
     Diluted net income (loss) per share ............   $     (0.92)   $      0.67    $      1.04
                                                        ===========    ===========    ===========
     Weighted average Ordinary Shares
       outstanding -- basic .........................        15,436         16,704         18,263
                                                        ===========    ===========    ===========
     Weighted average Ordinary Shares and equivalents
       outstanding -- diluted .......................        15,436         17,328         19,097
                                                        ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                          ORDINARY SHARES      ADDITIONAL  RETAINED     CUMULATIVE     TOTAL
                                       ---------------------    PAID-IN    EARNINGS    TRANSLATION  SHAREHOLDERS'
                                        SHARES       AMOUNT     CAPITAL    (DEFICIT)    ADJUSTMENT    EQUITY
                                       ---------   ---------   ---------   ---------    ----------   ---------
BALANCE AT MARCH 31, 1995 ..........      14,410   $      92   $  73,868   $  (5,513)   $     (12)   $  68,435
 Issuance of Ordinary Shares for
     acquisition of A&A ............          67          --         938          --           --          938
Issuance of Ordinary Shares for
     acquisition of Astron .........         238           2       6,505          --           --        6,507
  Exercise of stock options ........         304           2       1,007          --           --        1,009
  Sale of shares in public
     offering, net of $1,190 in
     offering costs ................       1,000           8      22,302          --           --       22,310
  Net loss .........................          --          --          --     (14,146)          --      (14,146)
  Foreign exchange gain ............          --          --          --          --          518          518
                                       ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT MARCH 31, 1996 ..........      16,019         104     104,620     (19,659)         506       85,571
  Issuance of Ordinary Shares for
     acquisition of Fine Line ......         223           1         196       1,019           --        1,216
  Exercise of stock options ........         240           2       1,740          --           --        1,742
  Net income .......................          --          --          --      11,620           --       11,620
  Foreign exchange loss ............          --          --          --          --         (804)        (804)
                                       ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT MARCH 31, 1997 ..........      16,482         107     106,556      (7,020)        (298)      99,345
  Adjustment to conform fiscal
     year of pooled entity .........          --          --          --      (3,136)          --       (3,136)
  Issuance of Ordinary Shares for
     acquisition of DTM ............         252           2       1,032      (1,481)          --         (447)
  Issuance of Ordinary Shares for
     acquisition of Energipilot ....         230           1         257         549           --          807
  Issuance of Ordinary Shares for
     acquisition of Altatron .......         788           5          45       4,132           --        4,182
  Issuance of Ordinary Shares for
     acquisition of Conexao ........         421           3       8,494      (6,023)          --        2,474
  Exercise of stock options ........         259           2       1,946          --           --        1,948
  Sale of shares in public offering,
     net of $6,545 in offering costs       2,185          14      96,136          --           --       96,150
  Net income .......................          --          --          --      19,913           --       19,913
  Foreign exchange loss ............          --          --          --          --       (6,427)      (6,427)
                                       ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT MARCH 31, 1998 ..........      20,617   $     134   $ 214,466   $   6,934    $  (6,725)   $ 214,809
                                       =========   =========   =========   =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED MARCH 31,
                                                                     -----------------------------------
                                                                        1996         1997         1998
                                                                     ---------    ---------    ---------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................   $ (14,146)   $  11,620    $  19,913
  Adjustments to reconcile net income (loss) to net cash
     provided by from operating activities:
     Depreciation and amortization ...............................      13,864       18,140       30,948
     Gain on sale of subsidiary ..................................          --       (1,027)          --
     Provision for receivables and inventories ...................       3,496        7,319        4,467
     Equity in earnings of associated companies ..................          --         (133)      (1,194)
     In-process research and development .........................      29,000           --           --
     Provision for excess facilities .............................       1,254        5,308        8,869
     Minority interest expense and other non-cash expenses .......         346        1,302          413
     Changes in operating assets and liabilities (net of effect of acquisitions):
          Accounts receivable ....................................     (28,957)       4,290      (46,685)
          Inventories ............................................     (19,553)      (8,400)     (32,258)
          Other current assets ...................................       2,126      (10,581)     (22,476)
          Accounts payable, accrued liabilities and
            other ................................................      14,677       25,719       74,973
          Deferred revenue .......................................         171        1,788          317
          Deferred income taxes ..................................         140         (976)         999
                                                                     ---------    ---------    ---------
Net cash provided by operating activities ........................       2,418       54,369       38,286
                                                                     ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............................     (23,520)     (37,503)     (98,617)
  Proceeds from sale of property and equipment ...................         630        4,827        1,622
  Proceeds from sale of subsidiaries .............................          --        1,012           --
  Investment in associated company ...............................      (1,408)      (3,116)      (2,200)
  Other investments ..............................................      (1,192)         (25)      (3,621)
  Payment for Astron earnout .....................................          --           --       (6,250)
  Effect of acquisitions on cash .................................          --           --        4,363
  Net cash paid for acquired businesses ..........................     (15,152)     (82,354)          --
  Repayments from (loans to) related party .......................         815         (469)          35
                                                                     ---------    ---------    ---------
Net cash used in investing activities ............................     (39,827)    (117,628)    (104,668)
                                                                     ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings and proceeds from long-term debt ...............      56,944      160,940      160,438
  Repayment of bank borrowings and long-term debt ................     (34,069)     (63,957)    (258,910)
  Borrowings from (payments to) related company ..................      (6,440)      (4,403)       2,946
  Equipment refinanced under capital leases ......................          --        3,509           --
  Repayment of capital lease obligations .........................      (5,767)      (7,991)     (10,152)
  Proceeds from exercise of stock options ........................       1,009        1,362        1,948
  Payments on notes payable ......................................         (17)     (10,463)      (5,000)
  Gross proceeds from issuance of Senior Subordinated Notes ......          --           --      150,000
  Expenses related to the issuance of Senior Subordinated Notes ..          --           --       (4,313)
  Gross proceeds from sales of Ordinary Shares ...................      23,500           --      102,695
  Expenses related to sales of Ordinary Shares ...................      (1,190)          --       (6,545)
                                                                     ---------    ---------    ---------
Net cash provided by financing activities ........................      33,970       78,997      133,107
                                                                     ---------    ---------    ---------
Effect of exchange rate changes ..................................         (70)        (226)      (1,883)
Effect of Neutronics fiscal year conversion ......................          --           --          389
                                                                     ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents .................      (3,509)      15,512       65,231
Cash and cash equivalents, beginning of period ...................      12,156        8,647       24,159
                                                                     ---------    ---------    ---------
Cash and cash equivalents, end of period .........................   $   8,647    $  24,159    $  89,390
                                                                     =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   ORGANIZATION OF THE COMPANY

     Flextronics International Ltd. ("Flextronics" or the "Company") is incorporated in the Republic of Singapore. Flextronics provides advanced electronics manufacturing services to sophisticated original equipment manufacturers ("OEMs") in the telecommunications, networking, computer, consumer and medical electronics industries. Flextronics offers a full range of services including product design, printed circuit board ("PCB") assembly and fabrication, material procurement, inventory management, plastic injection molding, final system assembly and test, packaging and distribution. The components, subassemblies and finished products manufactured by the Company incorporate advanced interconnect, miniaturization and packaging technologies such as surface mount ("SMT"), multichip modules ("MCM") and chip-on-board ("COB") technologies.

2.   SUMMARY OF ACCOUNTING POLICIES

     Principles of consolidation and basis of presentation

     The accompanying consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

     As is more fully described in Note 11, Flextronics acquired 92% of the outstanding shares of Neutronics Electronics Industries Holding A.G. ("Neutronics") on October 30, 1997. The acquisition was accounted for as a pooling-of-interests and the consolidated financial statements have been restated to reflect the combined operations of Neutronics and Flextronics for all periods presented.

     Neutronics operated under a calendar year end prior to merging with Flextronics, and accordingly, Neutronics' statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995 and 1996 have been combined with the corresponding Flextronics consolidated statements for the fiscal years ended March 31, 1996 and 1997. Neutronics' balance sheet as of December 31, 1996 has been combined with Flextronics' consolidated balance sheet as of March 31, 1997. During fiscal 1998, Neutronics' fiscal year end was changed from December 31, 1997 to March 31, 1998 to conform to the Company's fiscal year-end. Accordingly, Neutronics' operations for the three months ended March 31, 1997, which included net sales of $34.9 million and net loss of $3.1 million have been excluded from the consolidated results and have been reported as an adjustment to retained earnings in the first quarter of fiscal 1998.

     All dollar amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$).

   Translation of Foreign Currencies

     The functional currency of the majority of Flextronics' Asian subsidiaries and certain other subsidiaries is the U.S. dollar. Accordingly, all of the monetary assets and liabilities of these subsidiaries are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


date, and all non-monetary assets and liabilities are remeasured at historical rates. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of these subsidiaries' financial statements are included in the accompanying consolidated statements of operations.

     The financial position and results of operations of the Company's Swedish, UK, Austrian, Brazilian and Hungarian subsidiaries are measured using local currency as the functional currency. Accordingly, for these subsidiaries all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses from the translation of these subsidiaries' financial statements are reported as a separate component of shareholders' equity.

     The Company entered into forward contracts to hedge foreign currency exposures in fiscal 1997 related to a kronor denominated intercompany loan. These transactions were settled in September 1997 and did not subject the Company to risk of accounting losses because gains and losses on these contracts offset losses and gains on the liability. The Company had $6.8 million and $80.7 million of aggregate foreign currency forward exchange contracts outstanding at the end of fiscal year 1997 and fiscal 1998, respectively.

  Property and equipment

     Property and equipment is stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (two to ten years), with the exception of building leasehold improvements, which are amortized over the life of the lease, if shorter. Property and equipment was comprised of the following as of March 31:

                                                       1997        1998
                                                    ---------    ---------
     Machinery and equipment ....................   $ 103,243    $ 186,279
     Land .......................................       6,603       15,976
     Buildings ..................................      53,136       80,352
     Leasehold improvements .....................       7,369       15,506
     Furniture, fixtures and vehicles ...........      27,463       37,802
                                                    ---------    ---------
                                                      197,814      335,915
      Accumulated depreciation and amortization .     (48,799)     (80,342)
                                                    ---------    ---------
      Property and equipment, net ...............   $ 149,015    $ 255,573
                                                    =========    =========

  Concentration of credit risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable and cash equivalents. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for doubtful accounts based on the outcome of its credit evaluations. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located in many different locations throughout the world.

     Sales to customers who accounted for more than 10% of net sales were as follows for the years ended March 31:

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                   1996     1997     1998
                                                  ------   ------   ------
     Ericsson .................................       --%      --%    25.6%
     Philips Electronics Group (see Note 10) ..     17.8     18.8     12.5
     Lifescan .................................     11.1     10.2      5.0
     Visioneer ................................     10.3      5.4      0.4

     Prior to the company's acquisition of Neutronics, Philips Electronics Group ("Philips") held a significant ownership interest in Neutronics (see Note 11). Sales to Philips, which are included in net sales in the accompanying consolidated statements of operations, totaled $102 million, $120 million, and $139 million in fiscal 1996, 1997 and 1998, respectively. Neutronics also purchased raw materials from Philips totaling $9 million, $30 million and $53 million in fiscal 1996, 1997 and 1998, respectively.

     In addition, Neutronics received an interest free loan from Philips in fiscal 1994 of $10.8 million which was fully repaid by fiscal 1997.

     Goodwill and other intangibles

     Any excess of cost over net assets acquired (goodwill) is amortized by the straight-line method over estimated lives ranging from ten to twenty-five years.

     Intangible assets are comprised of technical agreements, patents, trademarks, developed technologies and other acquired intangible assets including assembled work forces, favorable leases and customer lists. Technical agreements are being amortized on a straight-line basis over periods of up to five years. Patents and trademarks are being amortized on a straight-line basis over periods of up to ten years. Purchased developed technologies are being amortized on a straight-line basis over periods of up to seven years. Intangible assets related to assembled work forces, favorable leases and customer lists are amortized on a straight-line basis over three to twenty years.

     Goodwill and other intangibles were as follows as of March 31:

                                                      1997          1998
                                                    --------      --------
     Goodwill .................................     $ 26,483      $ 21,850
     Other intangibles ........................       13,964        16,986
                                                    --------      --------
                                                      40,447        38,836
     Accumulated amortization .................       (6,941)      (12,275)
                                                    --------      --------
     Goodwill and other intangibles, net ......     $ 33,506      $ 26,561
                                                    ========      ========


Long-Lived Assets

     Effective December 1995 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized portion of goodwill allocated to the property and equipment, to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment, including the allocated goodwill, if any, exceeds its fair market value. The Company assesses the recoverability of enterprise level goodwill and intangible assets as well as long-lived assets by determining whether the unamortized balances can be recovered through undiscounted future results of the operation or asset. The amount of enterprise level long lived asset impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds. To date, the Company has made no adjustments to the carrying value of its long-lived assets.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. As of March 31, the components of inventories are as follows:

                                                   1997              1998
                                                 --------          --------
     Raw materials ....................          $ 80,010          $130,868
     Work-in-process ..................            16,665            21,536
     Finished goods ...................            27,687             4,673
                                                 --------          --------
                                                 $124,362          $157,077
                                                 ========          ========

Accrued liabilities and other

     Accrued liabilities was comprised of the following as of March 31:

                                                                1997      1998
                                                               -------   -------
     Income taxes ..........................................   $ 4,171   $ 4,183
     Accrued payroll .......................................    15,443    19,928
      Accrued loan interest ................................        --     6,016
      Provision for excess facilities ......................     5,308     5,445
      Amount payable to FICO for remaining purchase price ..     2,200        --
     Earnout payable to Astron (See Note 11) ...............     6,250        --
      Purchase price payable to former Astron's Shareholders
          (See Note 11) ....................................        --    10,000
     Amount due under the Service Agreement (See Note 11) ..        --    13,909
     Other accrued liabilities .............................    13,972    25,255
                                                               -------   -------
                                                               $47,344   $84,736
                                                               =======   =======

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     Revenue recognition

     The Company's net sales are comprised of product sales and service revenue earned from engineering and design services. Revenue from product sales is recognized upon shipment of the goods. Service revenue is recognized as the services are performed, or under the percentage-of-completion method of accounting, depending on the nature of the arrangement. If total costs to complete a project exceed the anticipated revenue from that project, the loss is recognized immediately.

     Research and development

     Research and development costs arise from the Company's efforts to develop new manufacturing processes and technologies and are expensed as incurred. Cost of sales included research and development costs of approximately $153, $913 and $1,153 in fiscal 1996, 1997 and 1998, respectively.

     Other expense, net

     Other expense, net was comprised of the following for the years ended March 31:

                                                 1996        1997        1998
                                               --------    --------    --------
  Interest expense .........................   $ (4,286)   $ (6,426)   $(17,700)
  Interest income ..........................        756         706       2,742
  Foreign exchange gain (loss) .............       (638)      1,665       1,581
  Equity in earnings of associated companies         --         133       1,194
  Permanent impairment in investment .......         --      (3,200)         --
  Bank commitment fees .....................         --        (750)         --
  Gain on sale of subsidiary ...............         --       1,027          --
  Minority interest ........................       (103)       (394)       (363)
  Other income(expense), net ...............       (653)        814        (546)
                                               --------    --------    --------
            Total other expense, net .......   $ (4,924)   $ (6,425)   ($13,092)
                                               ========    ========    ========

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Net income per share

     Basic net income per share is computed using the weighted average number of Ordinary Shares outstanding during the applicable periods.

     Diluted net income per share is computed using the weighted average number of Ordinary Shares and dilutive Ordinary Share equivalents outstanding during the applicable periods. Ordinary Share equivalents include Ordinary Shares issuable upon the exercise of stock options and are computed using the treasury stock method.

     Reconciliation between basic and diluted earnings per share is as follows for the fiscal years ended March 31 (in thousands, except per share data):

                                                   1996        1997       1998
                                                 --------    --------   --------
Ordinary Shares issued and outstanding(1) ....     15,342      16,219     17,803
Ordinary Shares due to Astron(2) .............         94         485        460
                                                 --------    --------   --------
Weighted average Ordinary Shares -- basic ....     15,436      16,704     18,263
Ordinary Share equivalents -- stock options(3)         --         624        834
                                                 --------    --------   --------
Weighted average Ordinary Shares and
  equivalents -- diluted .....................     15,436      17,328     19,097
                                                 ========    ========   ========
Net income (loss) ............................   $(14,146)   $ 11,620   $ 19,913
                                                 ========    ========   ========
Basic net income (loss) per share ............   $  (0.92)   $   0.70   $   1.09
                                                 ========    ========   ========
Diluted net income (loss) per share ..........   $  (0.92)   $   0.67   $   1.04
                                                 ========    ========   ========



(1) Ordinary Shares issued and outstanding based on the weighted average method.

(2) Ordinary Shares to be issued as purchase price due to Astron's former shareholders in June 1998.

(3) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive.

     New accounting standards

     In 1998, the Company adopted SFAS No. 129, "Disclosure of information about capital structure." SFAS No. 129 requires companies to disclose certain information about their capital structure. SFAS No. 129 did not have a material impact on the Company's consolidated financial statement disclosures.

     In 1998, the FASB issued SFAS No. 130, "Comprehensive Income," which will be adopted by the Company in the first quarter of 1999. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The Company anticipates that SFAS No. 130 will not have a material impact on its consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     In 1998, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be adopted by the Company in its 1999 annual consolidated financial statements. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers.

3.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     For purposes of the statement of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The following information relates to fiscal years ended March 31:

                                                          1996      1997      1998
                                                         -------   -------   -------
Cash paid for:
     Interest ........................................   $ 4,035   $ 4,927   $11,076
     Income taxes ....................................     2,656     1,717     1,271
Non-cash investing and financing activities:
  Equipment acquired under capital lease obligations .    14,381    14,783     9,094
  Acquisition related items:
      Notes payable to Astron's shareholders .........    15,000        --        --
     Ordinary Shares due to Astron's shareholders ....    10,000        --        --
     Ordinary Shares due under the Services Agreement     14,124        --        --
     Earnout of $6.25 million payable to Astron's
       shareholders less reduction in amount due under
         the Services Agreement ......................        --     5,250        --

     Cash and cash equivalents was comprised primarily of cash in bank and short term certificate of deposits as of March 31, 1998 and cash in bank as of March 31, 1997.

4.   BANK BORROWINGS AND LONG-TERM DEBT

     The Company has $150 million in unsecured Senior Subordinated Notes due in 2007 outstanding with an annual interest rate of 8.75% due semi-annually. In addition, during fiscal 1998, the Company repaid the $70.0 million in Credit Facility term loans and amended the Credit Facility to provide up to $105.0 million in line of credit borrowings, subject to certain financial ratios and covenants. As of March 31, 1998, the Company has borrowed $20 million under the Credit Facility line of credit. The Credit Facility is secured by substantially all of the Company's assets and expires in December 2000. The annual interest rate of the Credit Facility is 8.5%. Certain subsidiaries of the Company have various lines of credit available with annual interest rates ranging from 8.0% to 9.0%. These lines of credit expire on various dates through 2014. In total, as of March 31, 1998, the Company has $100.5 million available under its various lines of credit.

     The Company has financed the purchase of certain facilities with mortgages. The mortgages generally have terms of 6 to 7 years and annual interest rates ranging from 4.0% to 18.25%.

     Term loans and other debt include loans with annual interest rates generally ranging from 6.72% to 10% with terms of up to 8 years. In addition, the Company had notes payable for purchase price due to the former shareholders of Astron Group Limited, a company acquired in February 1996. The notes were unsecured for

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


a total of $15 million and bore interest at 8%. Of the $15 million balance, $10 million was paid in February 1997 and the remaining $5 million was paid in February 1998.

     Bank borrowings and long-term debt was comprised of the following at March 31:

                                                     1997           1998
                                                  ---------      ---------
     Senior Subordinated Notes ..............     $      --      $ 150,000
     Outstanding under lines of credit ......     $  50,160         23,010
     Credit Facility term loan ..............        70,000             --
     Mortgages ..............................         7,770         12,848
     Term loans and other debt ..............         9,614         23,848
                                                  ---------      ---------
                                                    137,544        209,707
       Current portion ......................      (128,515)       (43,209)
                                                  ---------      ---------
       Non-current portion ..................     $   9,029      $ 166,497
                                                  =========      =========

     Maturities for the bank borrowings and other long-term debt are as follows for the years ended March 31:

                  1999 ........................       $ 43,209
                  2000 ........................          5,500
                  2001 ........................          1,684
                  2002 ........................          1,032
                  2003 ........................            433
                  Thereafter ..................        157,849
                                                      --------
                                                      $209,707
                                                      ========

5.   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities were comprised of the following as of March 31:

                                                                1997      1998
                                                              -------   -------
     Purchase price payable to former Astron shareholders
         (See Note 11) ....................................   $10,000   $    --
     Amount due under the Services Agreement (See Note 11)     13,547        --
      Provision for severance and employee related payments        --     6,025
     Other long-term liabilities ..........................     4,779    12,807
                                                              -------   -------
                                                              $28,326   $18,832
                                                              =======   =======


6.   COMMITMENTS

     As of March 31, 1997 and 1998, the Company has financed a total of $40,467 and $49,606 in machinery and equipment purchases with capital leases, respectively. Accumulated amortization for property and equipment under capital leases totals $11,974 and $13,764 at March 31, 1997 and 1998, respectively. These capital leases have interest rates ranging from 3.7% to 16.5%. The Company also leases certain of its facilities under non-cancelable operating leases. The capital and operating leases expire in various years

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


through 2012 and require the following minimum lease payments for the years ended March 31:

                                                       CAPITAL     OPERATING
                                                       --------    ---------
     1999 ..........................................   $ 11,467    $ 11,004
     2000 ..........................................      8,535       9,943
     2001 ..........................................      6,017       6,664
     2002 ..........................................      3,795       5,674
     2003 ..........................................      2,433       4,961
     Thereafter ....................................      7,217      10,526
                                                       --------    --------
     Minimum lease payments ........................     39,464    $ 48,772
                                                                   ========
     Amount representing interest ..................     (6,696)
                                                       --------
     Present value of minimum lease payments .......     32,768
     Current portion ...............................     (9,587)
                                                       --------
          Capital lease obligations, net of current
            portion ................................   $ 23,181
                                                       ========

     Total rent expense was $3,405, $3,144 and $8,188 for the years ended March 31, 1996, 1997 and 1998, respectively.

7.   INCOME TAXES

     The domestic and foreign components of income (loss) before income taxes were comprised of the following for the years ended March 31:

                                    1996            1997            1998
                                  --------        --------        --------
     Singapore ............       $(21,977)       $   (392)       $ (9,346)
     Foreign ..............         11,678          14,039          31,517
                                  --------        --------        --------
                                  $(10,299)       $ 13,647        $ 22,171
                                  ========        ========        ========

     The Singapore statutory income tax rate was 26% for the years ended March 31, 1996, 1997 and 1998. The reconciliation of the income tax expense expected based on Singapore statutory income tax rates to the provision for income taxes included in the consolidated statements of operations for the years ended March 31 is as follows:


                                                   1996       1997       1998
                                                 -------    --------    -------
 Income taxes based on Singapore statutory
   rates ......................................   $(2,678)   $ 3,548    $ 5,764
 Losses from non-incentive Singapore operations       282        498      2,707
 In-process research and development ..........     7,540         --         --
 Foreign subsidiaries' earnings taxed at rates
   below the Singapore statutory rate .........    (2,057)    (3,368)    (3,443)
 Amortization of goodwill and intangibles .....       329        436        946
  Merger Costs ................................        --         --        398
  Benefit from realized deferred tax assets ...        --         --     (2,829)
  Joint venture losses ........................        --         --       (310)
Bank commitment fees ..........................        --        382         --
Other .........................................       431        531       (975)
                                                  -------    -------    -------
           Provision for income taxes .........   $ 3,847    $ 2,027    $ 2,258
                                                  =======    =======    =======
  Effective tax rate ..........................     (37.4%)     14.9%      10.2%

     The components of deferred income taxes are as follows as of March 31:

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                1997        1998
                                                              --------    --------
Deferred tax liabilities:
Depreciation ..............................................   $   (939)   $   (855)
Intangible assets .........................................     (2,751)     (2,405)
Others ....................................................       (247)     (1,552)
                                                              --------    --------
        Total deferred tax liability ......................     (3,937)     (4,812)
                                                              --------    --------
Deferred tax assets:
Depreciation ..............................................        591         471
Provision for inventory obsolescence ......................      1,364       3,117
Provision for doubtful accounts ...........................      1,636       1,100
Provision for severance payments and other employee related
   costs ..................................................      1,760          --
Net operating loss carryforwards ..........................     18,793      17,525
Accruals and reserves .....................................         --       1,540
Unabsorbed capital allowance carryforwards ................        606         239
Others ....................................................        665         220
                                                              --------    --------
                                                                25,415      24,212
Valuation allowance .......................................    (22,139)    (21,626)
                                                              --------    --------
     Net deferred tax asset ...............................      3,276       2,586
                                                              --------    --------
     Net deferred tax liability ...........................   $   (661)   $ (2,226)
                                                              ========    ========


     The deferred tax asset arises substantially from tax losses available for carryforward. These tax losses can only be offset against future income of operations in respect of which the tax losses arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize the deferred tax asset benefit. The valuation allowance provides a reserve against deferred tax assets that may expire or go unutilized by the Company. In accordance with the guidelines included in SFAS No. 109 "Accounting for Income Taxes," management has determined that more likely than not the Company will not realize these benefits and, accordingly, has provided a valuation allowance for them. The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts change, including the amount of taxable income or the mix of taxable income between subsidiaries.

     At March 31, 1998, the Company had operating loss carryforwards of approximately $22,159 for U.S. federal income tax purposes which will expire between 2003 and 2012 if not previously utilized. Utilization of these net operating loss carryforwards may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code (the "Code"). This limitation and other restrictions provided by the Code may reduce the net operating loss carryforwards such that they would not be available to offset future taxable income of the U.S. subsidiary.

     At March 31, 1998, the Company had operating loss carryforwards of approximately $14,853, $632 and $9,332 in U.K., Malaysia and

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Austria, respectively and such losses carry forward indefinitely. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose.

     Distributions of earnings by the Austrian subsidiary are exempt from Austrian income taxes under the international participation privilege. No deferred tax liability has been provided for withholding taxes on distributions of dividends by the Austrian subsidiary, or any other foreign subsidiaries, because earnings of foreign subsidiaries are intended to be reinvested indefinitely.

     The Company has been granted the following tax incentives:

          (i) Pioneer status granted to one of its Malaysian subsidiaries for a period of five years under the Promotion of Investment Act. This incentive provides a tax exemption on manufacturing income for this subsidiary.

          (ii) Product Export Enterprise incentive for the Shekou, China facility. The Company's operation in Shekou, China is located in a "Special Economic Zone" and is an approved "Product Export Enterprise' which qualifies for a special corporate income tax rate of 10%. This special tax rate is subject to the Company exporting more than 70% of its total value of products manufactured in China. The Company's status as a Product Export Enterprise is reviewed annually by the Chinese government.

          (iii) Five year negotiated tax holiday with the Hungarian government for its Hungarian subsidiaries. This incentive provides for the reduction of the regular tax rate by 60% to 7.2%. The incentive expires December 31, 2002.

     The Company's investments in its plants in Xixiang, China and Doumen, China, fall under the "Foreign Investment Scheme" that entitles the Company to apply for a five-year tax incentive. The Company obtained the incentive for the Doumen plant in December 1995 and the Xixiang plant in October 1996. With the approval of the Chinese tax authorities, the Company's tax rates on income from these facilities during the incentive period will be 0% in years 1 and 2 and 7.5% in years 3 through 5, commencing in the first profitable year. The Company has another plant in Doumen which commenced operations during the fiscal year. The plant, which falls under the "Foreign Investment Scheme", has applied for and is awaiting approval for the five year tax incentive.

     A portion of the Company's sales are carried out by its subsidiary in Labuan, Malaysia where the Company has opted to pay the Labuan tax authorities a fixed amount of $8 tax each year in accordance with Labuan tax legislation.

     A portion of the Company's sales were also carried out by its Mauritius subsidiary which is not taxed.

8.   SHAREHOLDERS' EQUITY

     Issuance of non-employee stock options

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     In June 1996, the Company issued 20,000 stock options with an exercise price of $31.25 to a customer as a result of that customer reaching a specified sales target in accordance with an option agreement. These options were valued as of the grant date using the Black-Scholes model. The resulting value of $380,000 was recorded as a sales discount in the accompanying consolidated statement of operations for fiscal 1997.

     Secondary offerings

     In August 1995, the Company completed a secondary offering of its Ordinary Shares. A total of 1,000,000 Ordinary Shares were sold at a price of $23.50 per share resulting in net proceeds to the Company of $22.3 million.

     In October 1997, the Company completed another offering of its Ordinary Shares. A total of 2,185,000 shares were sold at a price of $47.00 per share resulting in net proceeds to the Company of $96.2 million.

     Stock-based compensation

     The Company's 1993 Share Option Plan (the "Plan") provides for the grant of up to 2,600,000 incentive stock options and non-statutory stock options to employees and other qualified individuals to purchase Ordinary Shares of the Company. As of March 31, 1998, the Company had 202,306 Ordinary Shares available for future option grants under the Plan at an exercise price of not less than 85% of the fair value of the underlying stock on the date of grant. Options issued under the Plan generally vest over 4 years and expire 5 years from the date of grant.

     The Company's 1997 Interim Option Plan provides for the grant of up to 250,000 non-statutory options to employees and other qualified individuals to purchase Ordinary Shares of the Company. The Company had 39,605 Ordinary Shares available for future option grants under the 1997 Interim Option Plan at an exercise price of not less than 85% of fair market value of the underlying stock on the date of grant. Options can not be granted to executive officers and directors under the 1997 Interim Option Plan. Options issued under this plan generally vest over 4 years and expire 5 years from the date of grant.

     The Company's 1998 Interim Option Plan provides for the grant of up to 200,000 non-statutory options to employees and other qualified individuals to purchase Ordinary Shares of the Company. The Company had 650,000 Ordinary Shares available for future option grants under the 1998 Interim Option Plan at an exercise price of not less than 85% of fair market value of the underlying stock on the date of grant. Options can not be granted to executive officers and directors under the 1998 Interim Option Plan. Options issued under this plan generally vest over 4 years and expire 5 years from the date of grant.

     The Company has assumed certain option plans and the underlying options of companies which the Company has merged with or acquired (the "Assumed Plans"). Options under the Assumed Plans have been converted into the Company's options and adjusted to effect the appropriate conversion ratio as specified by the applicable acquisition or merger agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Options under the Assumed Plans generally vest over 4 years and expire 5 years from the date of grant.

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The following table presents the activity for options outstanding under all of the stock option plans as of March 31 ("Price" reflects the weighted average exercise price):

                                              1996                 1997                 1998
                                       -----------------   ------------------   ------------------
                                        OPTIONS    PRICE    OPTIONS    PRICE     OPTIONS    PRICE
                                       ---------   -----   ---------   ------   ---------   ------
Outstanding, beginning of year.......  1,026,052   $4.76   1,315,970   $12.60   1,675,022   $18.62
Granted..............................    641,783   20.63     723,314    25.10   1,407,504    29.06
Exercised............................   (304,201)   3.30    (239,633)    5.86    (259,708)    7.50
Forfeited............................    (47,664)  11.03    (124,629)   17.81    (375,779)   30.12
                                       ---------           ---------            ---------
Outstanding, end of year.............  1,315,970  $12.60   1,675,022   $18.62   2,447,039   $24.04
                                       =========           =========            =========

The per-share weighted average fair value of options granted during fiscal 1996, 1997 and 1998 was $20.62, $25.10 and $29.24, respectively.


     The following table presents the composition of options outstanding and exercisable as of March 31, 1998 ("Price" and "Life" reflect the weighted average exercise price and weighted average contractual life unless otherwise noted):

                                                                  OPTIONS
                                OPTIONS OUTSTANDING             EXERCISABLE
   RANGE OF EXERCISE       -----------------------------     ------------------
        PRICES               AMOUNT      PRICE      LIFE      AMOUNT      PRICE
-------------------------  ---------     ------     ----     --------     -----
$ 1.19 -- $14.75             498,835     $11.06     1.55      411,499    $10.35
 15.25 --  23.13             549,264      22.19     3.77      204,211     21.21
 23.25 --  23.25             570,785      23.25     5.14      110,000     23.25
 23.75 --  33.50             660,517      32.03     4.88       73,908     30.45
 34.50 -   47.38             167,638      39.86     4.60       15,958     40.31
                           ---------                          -------
 Total, March 31, 1998     2,447,039      24.04     3.99      815,576     17.22
                           =========                          =======

     Options for 414,855 and 576,896 Ordinary shares with per-share weighted average share price of $5.48 and $10.74 was exercisable as of March 31, 1996 and 1997, respectively.

     Options reserved for future issuance under all stock options plans was 241,911 as of March 31, 1998.

     The Company's employee stock purchase plan (the "Purchase Plan") provides for issuance of up to 75,000 Ordinary Shares. The Purchase Plan was approved by the stockholders in October 1997. Under the Purchase Plan, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six month period up to 10% of each participant's base salary. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. No shares have been issued under the Purchase Plan as of March 31, 1998 as the Purchase Plan's first purchase period occurs on May 31, 1998. The Company estimated the per-share weighted average fair value of the purchase rights granted under the Purchase Plan to be $33.58.

     The Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock option plans and employee stock purchase plans and has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation".

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Because the exercise price of the Company's stock options has equaled the fair value of the underlying stock on the date of grant, no compensation expense has been recognized under APB Opinion No. 25. Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair values of these options, the Company's fiscal 1997 and 1998 net income per share would have been adjusted to the pro-forma amounts indicated below:


                                            1996          1997         1998
                                      ----------    ----------   ----------
     Net income:
        As reported ...............   $  (14,146)   $   11,620   $   19,913
        Pro-forma .................      (15,066)        9,449       14,242

     Basic earnings per share:
          As reported .............   $    (0.92)   $     0.70   $     1.09
          Pro-forma ...............        (0.98)         0.57         0.78

     Diluted earnings per share:
         As reported ..............   $    (0.92)   $     0.67   $     1.04
         Pro-forma ................        (0.98)         0.55         0.75


     In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal 1997 and 1998 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

                                                     Years Ended March 31,
                                                   1996      1997        1998
                                                 -------    -------     ------
Volatility ...................................     67%         67%         66%
Risk-free interest rate range ................    5.5%        5.9%        5.9%
Dividend yield ...............................      0%          0%          0%
Expected lives ...............................    4.1 yrs    4.1 yrs     4.0 yrs

     Because SFAS No. 123 is applicable only to awards granted subsequent to December 30, 1994, and due to the subjective nature of the assumptions used in the Black-Scholes model, the pro-forma net income(loss) and net income(loss) per share disclosures may not reflect the associated fair value of the outstanding options.

     Report on Option Repricing

     In light of the substantial decline in the market price of the Company's Ordinary Shares in the first quarter of fiscal 1998, in June 1997 the Company offered to all employees the opportunity to cancel existing options outstanding with exercise price in excess of $23.25 per share, the fair market value of the Company's Ordinary Shares at that time, and to have such options replaced with options that have the lower exercise price of $23.25 per share. Employees electing to have options repriced were required to accept an extension of their vesting schedule. The other terms of the options remained unchanged. On June 5, 1997, the Company amended options to purchase 288,960 shares pursuant to this offer.

9.   PROVISION FOR EXCESS FACILITIES

     The provision for excess facilities of $8.9 million in fiscal 1998 relates to the costs incurred in closing the Wales facility. The provision includes $3.8 million for the write-off of goodwill associated with the acquisition of the Wales facility, $1.6 million for severance payments and payments required under the pension scheme, $2.4 million for fixed asset write-offs and factory closure

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


expenses and $1.0 million for required repayment of previously received government grants.

     The provision for excess facilities of $5.8 million in fiscal 1997 relates to the costs incurred in downsizing the Texas facility, the write-off of equipment at the nChip semiconductor fabrication facility and downsizing the Singapore manufacturing operations. The provision includes $2.0 million for severance payments and $500 for the write-off of fixed assets in the Singapore manufacturing facilities. An additional amount of $2.8 million associated with certain obsolete equipment at the Company's nChip and Texas facilities has been written-off. The provision also includes severance payments amounting to $500 for the employees of the Texas and nChip facility which were paid during fiscal 1997. The Company has not recorded the remaining costs related to existing leases at the Texas facility as the Company is continuing to use the facility for certain administrative and warehousing functions.

     The provision for excess facilities of $1,254 in fiscal 1996 was associated with the write-off of certain obsolete equipment at the Company's facilities in Malaysia and Shekou, China.

     The following table summarizes the Company's components of the provision for excess facilities during the years ended in fiscal 1996, 1997 and 1998:

                          Severance      Fixed     Factory   Goodwill   Other     Total
                          and benefits  Assets    Closure
                          --------------------------------------------------------------
Balance at March 31, 1995   $    --    $    --    $    --   $    --    $    --   $    --
  1996 provision ........        --      1,254         --        --         --     1,254
                          --------------------------------------------------------------
Balance at March 31, 1996        --      1,254         --        --         --     1,254
  1997 provision ........     2,560      3,308         --        --         --     5,868
  Cash charges ..........      (560)        --         --        --         --      (560)
  Non-cash charges ......        --     (1,254)        --        --         --    (1,254)
                         ---------------------------------------------------------------
Balance at March 31, 1997     2,000      3,308         --        --         --     5,308
  1998 provision ........     1,636        807      1,565     3,769      1,092     8,869
  Cash charges ..........    (1,655)        --         --        --         --    (1,655)
  Non-cash charges ......        --     (3,308)        --    (3,769)        --    (7,077)
                          --------------------------------------------------------------
Balance at March 31, 1998   $ 1,981    $   807    $ 1,565   $    --    $ 1,092   $ 5,445
                          ==============================================================

10.  RELATED PARTY TRANSACTIONS AND NOTES PAYABLES TO SHAREHOLDERS

     Prior to becoming the Company's Chief Executive Officer in January 1994, Michael E. Marks was the President and Chief Executive Officer of Metcal, Inc. ("Metcal"). Michael E. Marks remains a director of, and continues to hold a beneficial interest in, Metcal. The Company had net sales of $2,133, $1,548 and $1,586 to Metcal during fiscal 1996, 1997 and 1998, respectively.

     Stephen Rees, a Director and Senior Vice President of the Company, holds a beneficial interest in both Mayfield International Ltd. ("Mayfield") and Croton Ltd. ("Croton"). During fiscal 1998, the Company paid $140 to Croton for management services and $208 to Mayfield for the rental of certain office space. Additionally, as of March 31, 1998, $2,520 was due from Mayfield under a note receivable. The note is unsecured, bears interest at 7.15% per annum and matures on February 4, 1999. The note is included in related party receivables on the accompanying balance sheet.

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     As of March 31, 1997, the Company had notes receivable due from certain executives and officers amounting to approximately $2.5 million. These notes bear interest at rates ranging from 7.0% to 7.21% and have maturities of 6 months to 5 years and are reflected in other current assets on the accompanying balance sheet. Subsequent to March 31, 1998, $425 of the $2.5 million was paid through forfeiture of management bonuses.

     On April 16, 1995, the Company's U.S. subsidiary, Flextronics International USA, Inc. ("Flextronics USA"), loaned $500 to Michael E. Marks. Mr. Marks executed a promissory note in favor of Flextronics USA which matures on April 16, 2000. In fiscal 1997, Flextronics USA forgave a total of $200 of outstanding principal amount and $26 in accrued interest. In fiscal 1998, Flextronics USA forgave a total of $100 of outstanding principal amount and $73 in accrued interest. The remaining outstanding balance of the loan as of April 30, 1998 was $202 (representing $200 in principal and $2 in accrued interest) and bears interest at a rate of 7.21%.

     On November 6, 1997, Flextronics USA loaned $1.5 million to Mr. Marks. Mr. Marks executed a promissory note in favor of Flextronics USA which bears interest at a rate of 7.259% and matures on November 6, 1998. This loan is secured by certain assets owned by Mr. Marks.

     The Company also purchases materials from FICO Investment Holdings ("FICO"), an associated company in which the Company holds a 40% interest (see
Note 11). At March 31, 1998, the amount due to FICO for these purchases was $382.

11.  MERGERS, ACQUISITIONS AND STRATEGIC INVESTMENTS

     On March 31, 1998 the Company acquired Conexao, a Brazil-based electronics manufacturing service provider, in exchange for a total of 421,593 Ordinary Shares, of which 118,305 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies. On March 31, 1998, the Company also acquired Altatron, an electronics manufacturer service provider headquartered in Fremont, California, with facilities in Fremont, California; Richardson, Texas; and Hamilton, Scotland in exchange for 788,650 Ordinary Shares, of which 157,730 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies. These acquisitions were accounted for as a pooling-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because they did not have a material impact on the Company's consolidated results. Accordingly, the results of the acquired companies are included in the Company's consolidated statements of operations from the date of acquisition onward.

     On December 1, 1997, the Company merged with DTM Products, Inc.("DTM") and EnergiPilot AB ("Energipilot"). DTM is based in Colorado and produces injection molded plastics. Energipilot is based in Sweden and produces cable and cable assemblies. All of the outstanding shares of DTM and Energipilot were acquired in exchange for 252,469 and 229,990 Ordinary Shares, respectively. These acquisitions were accounted for as a pooling-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because they did not have a material impact on the Company's consolidated results. Accordingly, the results of the acquired companies are included in the Company's consolidated statements of operations from the date of acquisition onward.

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     Neutronics Holdings A.G.

     On October 30, 1997, the Company acquired Neutronics Holdings A.G. ("Neutronics"), an electronics manufacturing services provider with operations located in Austria and Hungary. The acquisition was accounted for as a pooling-of-interests and the Company has issued 2,806,000 Ordinary Shares in exchange for 92% of the outstanding shares of Neutronics. All financial statements presented have been retroactively restated to include the results of Neutronics.

     Separate results of operations for the periods presented are as follows for the years ended March 31 and December 31:

                                                   1996              1997
                                                 --------          --------
      Net sales:
       Previously reported .............        $ 448,346         $ 490,585
       Neutronics ......................          123,699           149,422
                                                ---------         ---------
       As restated .....................        $ 572,045         $ 640,007
                                                =========         =========
     Net income(loss):
       Previously reported .............        $ (15,132)        $   7,463
       Neutronics ......................              986             4,157
                                                ---------         ---------
       As restated .....................        $ (14,146)        $  11,620
                                                =========         =========
     Shareholders' equity:
       Previously reported .............        $  73,059         $  83,592
       Neutronics ......................           12,512            15,753
                                                ---------         ---------
       As restated .....................        $  85,571         $  99,345
                                                =========         =========


     Ericsson Business Networks AB

     On March 27, 1997, the Company acquired certain manufacturing facilities in Karlskrona, Sweden and related inventory, equipment and assets ("The Karlskrona Facilities") from Ericsson Business Networks AB ("Ericsson") for $82,354 which was financed by the Credit Facility described in Note 4. The transaction has been accounted for as a purchase and accordingly, the purchase price has been allocated to the net assets acquired based on their estimated fair market values at the date of acquisition. There was no material purchase price in excess of the fair value of the net assets acquired. The results of operations of the Karlskrona Facilities have been included in the consolidated results of the Company since the date of acquisition and such results of these facilities were immaterial for March 27, 1997 to March 31, 1997.

     FICO Investment Holding Ltd.

     On December 20, 1996, the Company acquired 40% of FICO, a plastic injection molding company located in Shenzhen, China for $5.2 million of which $3 million was paid in December 1996. The remaining $2.2 million purchase price was paid in June 1997. Goodwill and other intangibles resulting from this purchase totaled $3.2 million and are being amortized over ten years. The Company had the option to purchase the remaining 60% of FICO in fiscal 1998; however, the option expired unexercised on April 17, 1998. The Company accounts for its investment in FICO under the equity method and accordingly has included its 40% share of FICO's operating results in its

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


accompanying consolidated statement of operations since the date of acquisition.

     Fine Line Printed Circuit Design Inc.

     On November 25, 1996, the Company acquired Fine Line Printed Circuit Design, Inc. ("Fine Line"), a circuit board layout and prototype operation company located in San Jose, California. The Company issued 223,321 Ordinary Shares in exchange for all of the outstanding capital stock of Fine Line. The merger was accounted under the pooling-of-interests method of accounting; however, prior period financial statements were not restated because the financial results of Fine Line are not material to the consolidated financial statements.

     Astron Group Ltd.

     On February 2, 1996, the Company acquired all the outstanding stock of Astron Group Ltd. ("Astron") for $13.4 million in cash; 238,684 Ordinary Shares valued at $6.5 million; issuance of $15 million in notes payable, $10 million of Ordinary Shares to be issued on June 30, 1998 and $15 million due in June 1998 under a Services Agreement (the "Service Agreement"). These components aggregated to a purchase price of approximately $59.9 million. This acquisition was accounted for as a purchase and accordingly, the results of Astron have been included in the Company's consolidated statements of operations since the date of acquisition.

     The Services Agreement originally provided for an annual fee, plus a $15 million payment to be made on June 30, 1998 subject to certain terms and conditions. As substantially all of the former shareholders of Astron were affiliates of Mr. Rees, or members of his family, the Company has accounted for the amounts due under the Services Agreement as part of the Astron purchase price.

     In addition, the purchase agreement required certain payments contingent upon resolution of an earn-out provision based on the 1996 operating results of Astron. In March 1997, the Company contemporaneously negotiated a $6.25 million settlement of the earn-out provision and the termination of the Services Agreement, removing the original terms and conditions and reducing the amount due from $15 million to $14 million, $5 million of which is payable in cash and $9 million of which may be settled in cash or Ordinary Shares at the Company's option. Due to the interrelationship of these two settlements, the Company determined that the resulting amounts should each be accounted for as an adjustment to the purchase price of Astron. Accordingly, in March of 1997, the purchase price of Astron was increased by a net amount of $5.25 million which represents the agreed upon $6.25 million payment due under the earn-out provision less the $1 million reduction due to the termination of the Services Agreement. The $6.25 million due under the earn-out provision is included in accrued liabilities in the accompanying consolidated balance sheets and was paid in April 1997. As a result, the aggregate adjusted purchase price of Astron including the earn-out consideration totaled $65 million.

     The aggregate adjusted purchase price of $65 million was allocated based on the relative fair value of the net assets acquired as follows:


     Astron's net assets at fair value ....................         $14,103
     In-process research and development ..................          29,000
     Goodwill and other intangible assets .................          21,918
                                                                    -------
               Total purchase price .......................         $65,021
                                                                    =======

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     Goodwill and other intangible assets consist of goodwill, developed technologies, customer lists, assembled workforce and trademarks which were initially being amortized over 5 to 25 years.

     As of the date of acquisition, the $29 million of purchase price allocated to in-process research and development related to development projects which had not reached technological feasibility and had no probable alternative future uses; accordingly, the Company expensed the entire amount on the date of acquisition as a one-time charge to operations.

     Subsequent to March 31, 1997, the Company revised prospectively its estimate of the useful lives associated with the Astron goodwill and other intangible assets from 5 to 25 years to 5 to 10 years. This revision has increased amortization expense by $279 per quarter beginning in the second quarter of fiscal 1998.

     Assembly & Automation (Electronics) Ltd.

     On April 12, 1995, the Company acquired all of the issued share capital of Assembly & Automation (Electronics) Ltd. ("A&A"), a private limited company incorporated in the United Kingdom that provided electronics manufacturing services for the electronics and telecommunications industries, for total consideration of $4.1 million, which included cash of $3.2 million and the issuance of 66,908 Ordinary Shares valued at $938. The transaction has been accounted for as a purchase, and accordingly, the results of operations for A&A have been included in the accompanying consolidated statements of operations since the date of acquisition. The acquisition resulted in goodwill and other intangible assets of $4.6 million which were being amortized over 3 to 20 years prior to closure of the facility in 1998, at which time the remaining balances were expensed. (See Note 9)

12.  SEGMENT REPORTING

     The Company operates in one primary business segment: providing sophisticated electronics assembly and turnkey electronics manufacturing services to a select group of original equipment manufacturers engaged in the computer, medical, consumer electronics and communications industries.

     Sales for similar classes of products within the Company's business segment is presented below for the years ended March 31:

                                           1996         1997         1998
                                        ----------   ----------   ----------
     Medical ........................   $   78,395   $   94,238   $  106,682
     Computer .......................      238,120      260,687      191,770
     Telecommunication and Networking       67,254      110,093      514,765
     PCB ............................        4,485       28,470       39,632
     Industrial .....................       10,691        8,612        7,032
     Consumer products ..............      105,204      110,397      204,071
     MCMs ...........................       19,817       19,214       24,410
     Others .........................       48,079        8,296       24,709
                                        ----------   ----------   ----------
                                        $  572,045   $  640,007   $1,113,071
                                        ==========   ==========   ==========

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The following tables summarize the Company's operations by geographical area for the years ended March 31:

                                         1996           1997           1998
                                     -----------    -----------    -----------
     NET SALES:
       Asia:
            Domestic .............   $    12,491    $    12,799    $    24,734
            Export ...............       214,127        267,129        229,876
            Intercompany .........        30,615         29,376         49,277
                                     -----------    -----------    -----------
                                         257,233        309,304        303,887
                                     -----------    -----------    -----------

       Americas:
            Domestic .............       191,209        188,097        309,314
            Export ...............        11,178             --         16,643
            Intercompany .........            27              9              5
                                     -----------    -----------    -----------
                                         202,414        188,106        325,962
                                     -----------    -----------    -----------
       Western Europe:
            Domestic .............        16,753         20,128        297,192
            Export ...............         2,589          2,431         25,079
            Intercompany .........            --             --            306
                                     -----------    -----------    -----------
                                          19,342         22,559        322,577
                                     -----------    -----------    -----------
     Central Europe:
            Domestic .............        21,471         58,377         39,253
            Export ...............       102,227    $    91,046        170,980
            Intercompany .........            --             --             --
                                     -----------    -----------    -----------
                                         123,698        149,423        210,233
                                     -----------    -----------    -----------

     Intercompany eliminations ...       (30,642)       (29,385)       (49,588)
                                     -----------    -----------    -----------
                                     $   572,045    $   640,007    $ 1,113,071
                                     ===========    ===========    ===========

                                         1996           1997           1998
                                     -----------    -----------    -----------
     INCOME(LOSS) FROM OPERATIONS:
       Asia ......................   $   (12,491)   $    22,229    $    19,461
       Americas ..................         4,570         (5,531)         4,049
       Western Europe ............        (1,514)        (1,829)        11,046
       Central Europe ............         4,060          5,203          8,122
                                     -----------    -----------    -----------
                                     $    (5,375)   $    20,072    $    42,678
                                     ===========    ===========    ===========
     IDENTIFIABLE ASSETS:
       Asia ......................   $   146,412    $   167,431    $   244,994
       Americas ..................        73,552         74,884        243,366
       Western Europe ............        11,060        116,919        144,338
       Central Europe ............        78,243         87,058        111,425
                                     -----------    -----------    -----------
                                     $   309,267    $   446,292    $   744,123
                                     ===========    ===========    ===========


     For purposes of the preceding tables, "Americas" includes U.S. and Mexico, "Western Europe" includes Sweden and United Kingdom and "Central Europe" includes Austria, Hungary and Italy.

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts. Income (loss) from operations is net sales less operating expenses, goodwill amortization and provision for excess facilities, but prior to interest or other expenses and income taxes.

     The Company's subsidiaries are interdependent and are not managed for stand-alone results. Certain operational functions for the entire Company, such as marketing and administration, may be carried out by a subsidiary in one country. In addition, the Company may from time to time shift responsibilities from a subsidiary in one country to a subsidiary in another country, thereby changing the operating results of the impacted subsidiaries but not the Company as a whole. For these reasons, the Company believes that changes in results of operations in the individual countries in which it operates are not necessarily reflective of material changes in the Company's overall results.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE.

None

                                    PART III

Item 10. DIRECTORS AND OFFICERS


     The names, ages and positions of the Company's Directors and officers as of March 31, 1998 are as follows:


      NAME              AGE                       POSITION
-----------------       ---    ------------------------------------------------
Michael E. Marks         47    Chairman and Chief Executive Officer
Tsui Sung Lam            48    President, Asia Pacific Operations and Director
Robert R. B. Dykes       48    Senior Vice President of Finance and
                               Administration, Chief Financial Officer
Ronny Nilsson            49    Senior Vice President, Western European
                               Operations
Michael McNamara         41    President, Americas Operations
Stephen J. L. Rees       36    Senior Vice President, Worldwide Sales and
                               Marketing and Director
Michael J. Moritz        47    Director
Richard L. Sharp         50    Director
Patrick Foley            66    Director
Chuen Fah Alain Ahkong   50    Director
Hui Shing Leong          39    Director


     Michael E. Marks -- Mr. Marks has been the Company's Chief Executive Officer since January 1994 and is Chairman of the Board since July 1993. He has been a Director of the Company since December 1991. From November 1990 to December 1993, Mr. Marks was President and Chief Executive Officer of Metcal, Inc., a precision heating instrument company ("Metcal"). Mr. Marks received a B.A. and M.A. from Oberlin College and an M.B.A. from the Harvard Business School.

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

     Robert R. B. Dykes -- Mr. Dykes served as a Director of the Company from January 1994 until August 1997 and since February 1997 he has served as its Senior Vice President of Finance and Administration. Mr. Dykes was Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation, an application and system software products company, from 1988 to February 1997. Mr. Dykes received a Bachelor of Commerce and Administration degree from Victoria University in Wellington, New Zealand. Mr. Dykes is on the board of directors of Symantec Corporation.

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

     Michael McNamara -- Mr. McNamara has served as President of Americas Operations since April 1994. From May 1993 to March 1994, he was President and Chief Executive Officer of Relevant Industries, Inc., which was acquired by the Company in March 1994. From May 1992 to May 1993, he was Vice President, Manufacturing Operations at Anthem Electronics, an electronics distributor. From April 1987 to May 1992, he was a Principal of Pittiglo, Rabin, Todd & McGrath, an operations consulting firm. Mr. McNamara received a B.S. from the University of Cincinnati and an M.B.A. from Santa Clara University.

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

     Richard L. Sharp -- Mr. Sharp has served as a Director of the Company since July 1993. He is Chairman of the Board and Chief Executive Officer of Circuit City Stores, Inc., a consumer electronics and appliance retailer. He joined Circuit City as an Executive Vice President in 1982. He was President from June 1984 to March 1997 and became Chief Executive Officer in 1986 and Chairman of the Board in 1994. Mr. Sharp also serves as a director of Fort James Corporation.

     Patrick Foley -- Mr. Foley has been a Director of the Company since October 1997. Mr. Foley is Chairman, President and Chief Executive Officer of DHL Corporation, Inc. and its major subsidiary, DHL Airways, Inc., a global document, package and airfreight delivery company. He joined DHL in September 1988 with more than 30 years experience in hotel and airline industries. Mr. Foley also serves as a director of Continental Airlines, Inc., Del Monte Corporation, DHL International, Foundation Health Systems, Inc. and Glenborough Realty Trust, Inc.

     Chuen Fah Alain Ahkong -- Mr. Ahkong has served as a Director of the Company since October 1997. Mr. Ahkong is a founder of Pioneer Management Services Pte. Ltd. ("Pioneer"), a Singapore-based consultancy firm, and has been the Managing Director of Pioneer since 1990. Pioneer provides advice to the

Company, and other multinational corporations, on matters related to international taxation.

     Hui Shing Leong -- Mr. Hui has served as a Director of the Company since October 1997. Since 1996 he has been Managing Director of CS Hui Holdings in Malaysia. Between 1984 and 1994 he was Managing Director of Samda Plastics Industries Ltd., a plastic injection molding company in Malaysia. Since 1994 Mr. Hui has also been a committee member of the Penang, Malaysia Industrial Council, Vice-Chairman of the SMI Center in Malaysia, and Chairman of the Sub-Committee Plastics Technology Training Center in Malaysia. Since 1990 he has been President of the North Malaysian Small and Medium Enterprises Association.

Item 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of the Registrants definitive Proxy Statement and notice of the Company's Annual Meeting of shareholders to be held on June 17, 1998 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrants definitive Proxy Statement and notice of the Company's Annual Meeting of shareholders to be held on June 17, 1998 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrants definitive Proxy Statement and notice of the Company's Annual Meeting of shareholders to be held on June 17, 1998 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

Date : June 12, 1998


                                          FLEXTRONICS INTERNATIONAL LTD.

                                          By: /s/ MICHAEL E. MARKS
                                            ------------------------------------
                                            Michael E. Marks



                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Michael E. Marks and Robert R.B. Dykes and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report (including any and all amendments), and to file the same, with exhibits thereto and other documents In connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

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

             SIGNATURE                               TITLE                               DATE
             ---------                               -----                               ----
/s/ MICHAEL E. MARKS                      Chairman of the Board, and Chief           June 12, 1998
--------------------------------------    Executive Officer (principal
Michael E. Marks                          executive officer)

/s/ TSUI SUNG LAM                         President, Asia Pacific Operations         June 12, 1998
--------------------------------------    and Director
Tsui Sung Lam

/s/ ROBERT R.B. DYKES                     Senior Vice President of Finance and       June 12, 1998
--------------------------------------    Administration and Chief Financial
Robert R.B. Dykes                         Officer (principal financial and
                                          accounting officer)

/s/ MICHAEL J. MORITZ                     Director                                   June 12, 1998
--------------------------------------
Michael J. Moritz

/s/ STEPHEN J.L. REES                     Senior Vice President,                     June 12, 1998
--------------------------------------    Worldwide Sales and Marketing
Stephen J.L. Rees                         and Director

/s/ RICHARD L. SHARP                      Director                                   June 12, 1998
--------------------------------------
Richard L. Sharp

/s/ PATRICK FOLEY                         Director                                   June 12, 1998
--------------------------------------
Patrick Foley

/s/ ALAIN AHKONG                          Director                                   June 12, 1998
--------------------------------------
Alain Ahkong

/s/ HUI SHING LEONG                       Director                                   June 12, 1998
--------------------------------------
Hui Shing Leong

                                     Part IV

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

   EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------   -------------------------------------------------------------
     2.1      Agreement among the Registrant, Alberton Holdings Limited and Omac
              Sales Limited dated as of January 6, 1996. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K for the event reported on February 2, 1996.)

     2.2 Asset Transfer Agreement between Ericsson Business Networks AB and Flextronics International Sweden AB dated as February 12, 1997. Certain schedules have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request. (Incorporated by reference to Exhibit 2.6 of the Registrant's registration statement on Form S-3, No. 333-21715.)

     2.3 Exchange Agreement dated October 19, 1997 by and among Registrant, Neutronics Electronic Industries Holding A.G. and the named Shareholders of Neutronics Electronic Industries Holding A.G. (Incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K for event reported on October 30, 1997.)

     3.1 Memorandum of Association of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant's registration statement on Form S-1, No. 33-74622.)

     3.2 Articles of Association of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's registration statement on Form S-4, No. 33-85842.)

     4.1 Indenture dated as of October 15, 1997 between Registrant and State Street Bank and Trust Company of California, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K for event reported on October 15, 1997.)

     10.1 Form of Indemnification Agreement between the Registrant and its Directors and certain officers. (Incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form S-1, No. 33-74622.)

     10.2 1993 Share Option Plan. (Incorporated by reference to Exhibit 10.2 of the Company's registration statement on Form S-1, No. 33-74622.)

     10.3 nCHIP, Inc. Amended and Restated 1988 Stock Option Plan. (Incorporated by reference to Exhibit 10.5 of the Company's registration statement on Form S-4, No. 33-85842.)

     10.4* Agreement to Grant Options dated as of June 9, 1995 between the Company and Lifescan. (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

     10.5 Lease Agreement dated as of October 1, 1994 among Shenzhen Xinan Industrial Shareholdings Limited, Flextronics Industrial (Shenzhen) Limited and Flextronics Singapore Pte Ltd. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

     10.6 Lease Agreement dated as of January 2, 1995 between Shenzhen Xinan Industrial Shareholdings Limited and Flextronics Industrial (Shenzhen) Limited. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

     10.7 Services Agreement between the Registrant and Stephen Rees dated as of January 6, 1996. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K for the event reported on February 2, 1996.)

     10.8 Supplemental Services Agreement between Astron and Stephen Rees dated as of January 6, 1996. (Incorporated by reference to Exhibit
              10.2 of the Company's Current Report on Form 8-K for the event reported on February 2, 1996.)

     10.9 Promissory Note dated April 17, 1995 executed by Michael E. Marks in favor of Flextronics Technologies, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

     10.10* Printed Circuit Board Assembly Services Agreement between Lifescan Inc., a Johnson & Johnson Company, and the Registration dated November 1, 1992. (Incorporated by reference to Exhibit 10.41 of the Company's registration statement on Form S-1, No. 33-74622.)

     10.11 Tenancy of Flatted Factory Unit dated February 28, 1996 between Jurong Town Corporation and the Registrant. (Incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1990.)

     10.12 Tenancy of Flatted Factory Unit dated May 14, 1993 between Jurong Town Corporation and the Registrant. (Incorporated by reference to Exhibit 10.45 of the Company's registration statement on Form S-1, No. 33-74622.)

     10.13    Flextronics Asia U.S.A. 401(k) plan. (Incorporated by reference to
              Exhibit 10.52 of the Company's registration statement on Form S-1, No. 33-74622.)

     10.14 Amended and Restated Revolving Credit Agreement dated as of January 14, 1998 among Flextronics International USA, Inc., BankBoston, N.A. and the lending institutions listed on Schedule 1 attached thereto and BankBoston, N.A. as agent with BancBoston Securities Inc. as arranger. The Company agrees to furnish a copy of the omitted schedules to the Commission upon request. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1997.)

     10.15 Amended and Restated Revolving Credit Agreement dated as of January 14, 1998 among Flextronics International Ltd., BankBoston, N.A. and the lending institutions listed on Schedule 1 attached thereto and BankBoston, N.A. as agent with BancBoston Securities Inc. as arranger. The Company agrees to furnish a copy of the omitted schedules to the Commission upon request. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1997.)

     10.16 Employment and Noncompetition Agreement dated as of April 30, 1997 between Flextronics International Sweden AB and Ronny Nilsson. (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1997.)

     10.17 Services Agreement dated as of April 30, 1997 between Flextronics International USA, Inc. and Ronny Nilsson. (Incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1997.)

     10.18 Promissory Note dated April 15, 1997 executed by Ronny Nilsson in favor of Flextronics International USA, Inc. (Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1997.)

     10.19 Letter Agreement dated March 27, 1997 among the Company, Astron Technologies Limited, Croton Technology Ltd. and Stephen Rees regarding the termination of the Services Agreement. (Incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1997.)

     10.20 Letter Agreement dated March 27, 1997 between Astron Group Limited and Stephen Rees regarding the termination of the Supplemental Services Agreement. (Incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1997.)

     10.21 Services Agreement between Astron Technologies Limited and Tsui Sung Lam effective as of April 1, 1997. (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1997.)

     10.22 Services Agreement between Flextronics Singapore Pte Limited and Tsui Sung Lam effective as of April 1, 1997. (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for fiscal year ended March 31, 1997.)

     10.23 Loan Agreement between Flextronics International USA, Inc. as lender, and Michael E. Marks, as borrower dated November 6, 1997. (Incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-4, No. 333-41293.)

     10.24 Secured Full Recourse Promissory Note, dated November 6, 1997, executed by Michael E. Marks in favor of Flextronics International USA, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-4, No. 333-41293.)

     21.1     Subsidiaries of Registrant.

     23.1     Consent of Arthur Andersen LLP.

     23.2     Consent of Moore Stephens.


---------------
*  Confidential treatment requested for portions of agreement.

                        VALUATION AND QUALIFYING ACCOUNTS
                                                                     SCHEDULE II

                    YEAR ENDED MARCH 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                    ---------------------------
                               BALANCE AT      EFFECT       CHARGED TO    CHARGED                  BALANCE AT
                               BEGINNING OF      OF          COSTS AND    TO OTHER  DEDUCTIONS/     END OF
                                 PERIOD     ACQUISITIONS     EXPENSES     ACCOUNTS  WRITE-OFFS      PERIOD
                                 ------     ------------     --------     --------  ----------      ------
Allowance for doubtful accounts
  receivable:
  Period
  Year ended March 31, 1996.      1,903            0           2,170          0         (307)        3,766
  Year ended March 31, 1997.      3,766            0           3,091          0         (785)        6,072
  Year ended March 31, 1998.      6,072        4,188           1,216          0       (1,950)        9,528