Form 10-K/A
period 1998-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 1998-07-17
CIK 866374

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                   FORM 10-K/A

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


     Cash provided by financing activities was $133.1 million, $79.0 million and $34.0 million in fiscal 1998, 1997, and 1996, respectively. Cash provided by financing activities in fiscal 1998 resulted primarily from net proceeds of the issuance of senior subordinated notes of $145.7 million and net proceeds from the equity offering of $96.2 million, partially offset by $108.6 million of net repayments of bank borrowings, capital leases, long-term debts and payment of $5.0 million notes due to Astron's former shareholders. See "--- Overview." Cash provided by financing activities in fiscal 1997 consisted primarily of net bank borrowings and proceeds from long term debt of $97.0 million. Cash provided by financing activities in fiscal 1996 consisted primarily of $22.3 million from the sale of Ordinary Shares and net bank borrowings of $22.9 million. This was partially offset by repayments of capital lease and loan from related company.


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


/s/ MOORE STEPHENS
Moore Stephens
Registered Auditors
St. Paul's House
Warwick Lane
London EC4P 4BN.

Friday 12 June 1998

                         FLEXTRONICS INTERNATIONAL LTD.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                MARCH 31
                                                                        ----------------------
                                                                          1997         1998
                                                                        ---------    ---------
                                                                         (IN THOUSANDS, EXCEPT
                                                                          SHARE AND PER SHARE
                                                                               AMOUNTS)
CURRENT ASSETS:
  Cash and cash equivalents .........................................   $  24,159    $  89,390
  Accounts receivable, less allowances of $6,072 and $9,528 .........      87,507      155,125
  Inventories .......................................................     124,362      157,077
  Deferred tax asset ................................................       3,049           28
  Other current assets ..............................................      15,319       37,914
                                                                        ---------    ---------
          Total current assets ......................................     254,396      439,534
Property and equipment, net .........................................     149,015      255,573
Goodwill and other intangibles, net .................................      33,506       26,561
Related party receivables ...........................................       2,554        2,520
Other assets ........................................................       6,821       19,935
                                                                        ---------    ---------
          Total assets ..............................................   $ 446,292    $ 744,123
                                                                        =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank borrowings and current portion of long-term debt .............   $ 128,515    $  43,209
  Capital lease obligations .........................................       8,273        9,587
  Accounts payable ..................................................      97,917      177,084
  Accrued liabilities and other .....................................      47,344       84,736
  Payables to associated company ....................................         546          382
  Deferred revenue ..................................................       2,046            0
                                                                        ---------    ---------
          Total current liabilities .................................     284,641      314,998
                                                                        ---------    ---------
Long-term debt, net of current portion ..............................       9,029      166,497
Capital lease obligations, net of current portion ...................      20,099       23,181
Deferred income taxes ...............................................       3,710        4,812
Other long-term liabilities .........................................      28,326       18,832
Minority interest ...................................................       1,142          994
                                                                        ---------    ---------
          Total long-term liabilities ...............................      62,306      214,316
                                                                        ---------    ---------
Commitments (Note 6)
SHAREHOLDERS' EQUITY:
  Ordinary Shares, S$.01 par value; Authorized -- 100,000,000 shares;
     issued and outstanding -- 16,482,243 and 20,617,429 as of March
     31, 1997 and 1998, respectively ................................         107          134
  Additional paid-in capital ........................................     106,556      214,466
  Retained earnings(deficit) ........................................      (7,020)       6,934
  Cumulative translation adjustment .................................        (298)      (6,725)
                                                                        ---------    ---------
          Total shareholders' equity ................................      99,345      214,809
                                                                        ---------    ---------
          Total liabilities and shareholders' equity ................   $ 446,292    $ 744,123
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

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED MARCH 31,
                                                                     -----------------------------------
                                                                        1996         1997         1998
                                                                     ---------    ---------    ---------
                                                                                (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................   $ (14,146)   $  11,620    $  19,913
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization ...............................      13,864       18,140       30,948
     Gain on sale of subsidiary ..................................          --       (1,027)          --
     Provision for receivables and inventories ...................       3,496        7,319        4,467
     Equity in earnings of associated companies ..................          --         (133)      (1,194)
     In-process research and development .........................      29,000           --           --
     Provision for excess facilities .............................       1,254        5,308        8,869
     Minority interest expense and other non-cash expenses .......         346        1,302          413
     Changes in operating assets and liabilities (net of effect of acquisitions):
          Accounts receivable ....................................     (28,957)       4,290      (46,685)
          Inventories ............................................     (19,553)      (8,400)     (32,258)
          Other current assets ...................................       2,126      (10,581)     (22,476)
          Accounts payable, accrued liabilities and
            other ................................................      14,677       25,719       74,973
          Deferred revenue .......................................         171        1,788          317
          Deferred income taxes ..................................         140         (976)         999
                                                                     ---------    ---------    ---------
Net cash provided by operating activities ........................       2,418       54,369       38,286
                                                                     ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............................     (23,520)     (37,503)     (98,617)
  Proceeds from sale of property and equipment ...................         630        4,827        1,622
  Proceeds from sale of subsidiaries .............................          --        1,012           --
  Investment in associated company ...............................      (1,408)      (3,116)      (2,200)
  Other investments ..............................................      (1,192)         (25)      (3,621)
  Payment for Astron earnout .....................................          --           --       (6,250)
  Effect of acquisitions on cash .................................          --           --        4,363
  Net cash paid for acquired businesses ..........................     (15,152)     (82,354)          --
  Repayments from (loans to) related party .......................         815         (469)          35
                                                                     ---------    ---------    ---------
Net cash used in investing activities ............................     (39,827)    (117,628)    (104,668)
                                                                     ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings and proceeds from long-term debt ...............      56,944      160,940      160,438
  Repayment of bank borrowings and long-term debt ................     (34,069)     (63,957)    (258,910)
  Borrowings from (payments to) related company ..................      (6,440)      (4,403)       2,946
  Equipment refinanced under capital leases ......................          --        3,509           --
  Repayment of capital lease obligations .........................      (5,767)      (7,991)     (10,152)
  Proceeds from exercise of stock options ........................       1,009        1,362        1,948
  Payments on notes payable ......................................         (17)     (10,463)      (5,000)
  Gross proceeds from issuance of Senior Subordinated Notes ......          --           --      150,000
  Expenses related to the issuance of Senior Subordinated Notes ..          --           --       (4,313)
  Gross proceeds from sales of Ordinary Shares ...................      23,500           --      102,695
  Expenses related to sales of Ordinary Shares ...................      (1,190)          --       (6,545)
                                                                     ---------    ---------    ---------
Net cash provided by financing activities ........................      33,970       78,997      133,107
                                                                     ---------    ---------    ---------
Effect of exchange rate changes ..................................         (70)        (226)      (1,883)
Effect of Neutronics fiscal year conversion ......................          --           --          389
                                                                     ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents .................      (3,509)      15,512       65,231
Cash and cash equivalents, beginning of period ...................      12,156        8,647       24,159
                                                                     ---------    ---------    ---------
Cash and cash equivalents, end of period .........................   $   8,647    $  24,159    $  89,390
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
                                                    ========      ========


Long-Lived Assets


     Effective December 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized portion of goodwill allocated to the property and equipment, to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment, including the allocated goodwill, if any, exceeds its fair market value. The Company assesses the recoverability of enterprise level goodwill and intangible assets as well as long-lived assets by determining whether the unamortized balances can be recovered through undiscounted future results of the operation or asset. The amount of enterprise level long-lived asset impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds. To date, the Company has made no adjustments to the carrying value of its long-lived assets.


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

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. As of March 31, the components of inventories are as follows:

                                                   1997              1998
                                                 --------          --------
     Raw materials ....................          $ 80,010          $130,868
     Work-in-process ..................            16,665            21,536
     Finished goods ...................            27,687             4,673
                                                 --------          --------
                                                 $124,362          $157,077
                                                 ========          ========

     Accrued liabilities and other

     Accrued liabilities was comprised of the following as of March 31:

                                                                1997      1998
                                                               -------   -------
     Income taxes ..........................................   $ 4,171   $ 4,183
     Accrued payroll .......................................    15,443    19,928
     Accrued loan interest .................................        --     6,016
     Provision for excess facilities .......................     5,308     5,445
     Amount payable to FICO for remaining purchase price ...     2,200        --
     Earnout payable to Astron (See Note 11) ...............     6,250        --
     Purchase price payable to former Astron's Shareholders
          (See Note 11) ....................................        --    10,000
     Amount due under the Service Agreement (See Note 11) ..        --    13,909
     Other accrued liabilities .............................    13,972    25,255
                                                               -------   -------
                                                               $47,344   $84,736
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

     Other expense, net

     Other expense, net was comprised of the following for the years ended March 31:

                                                 1996        1997        1998
                                               --------    --------    --------
  Interest expense .........................   $ (4,286)   $ (6,426)   $(17,700)
  Interest income ..........................        756         706       2,742
  Foreign exchange gain (loss) .............       (638)      1,665       1,581
  Equity in earnings of associated companies         --         133       1,194
  Permanent impairment in investment .......         --      (3,200)         --
  Bank commitment fees .....................         --        (750)         --
  Gain on sale of subsidiary ...............         --       1,027          --
  Minority interest ........................       (103)       (394)       (363)
  Other income(expense), net ...............       (653)        814        (546)
                                               --------    --------    --------
            Total other expense, net .......   $ (4,924)   $ (6,425)   $(13,092)
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

3.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     For purposes of the statement of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The following information relates to fiscal years ended March 31:

                                                          1996      1997      1998
                                                         -------   -------   -------
Cash paid for:
     Interest ........................................   $ 4,035   $ 4,927   $11,076
     Income taxes ....................................     2,656     1,717     1,271
Non-cash investing and financing activities:
  Equipment acquired under capital lease obligations .    14,381    14,783     9,094
  Acquisition related items:
     Notes payable to Astron's shareholders ..........    15,000        --        --
     Ordinary Shares due to Astron's shareholders ....    10,000        --        --
     Ordinary Shares due under the Services Agreement     14,124        --        --
     Earnout of $6.25 million payable to Astron's
       shareholders less reduction in amount due under
       the Services Agreement ........................        --     5,250        --

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

     Bank borrowings and long-term debt was comprised of the following at March 31:

                                                     1997           1998
                                                  ---------      ---------
     Senior Subordinated Notes ..............     $      --      $ 150,000
     Outstanding under lines of credit ......     $  50,160         23,010
     Credit Facility term loan ..............        70,000             --
     Mortgages ..............................         7,770         12,848
     Term loans and other debt ..............         9,614         23,848
                                                  ---------      ---------
                                                    137,544        209,707
       Current portion ......................      (128,515)       (43,209)
                                                  ---------      ---------
       Non-current portion ..................     $   9,029      $ 166,497
                                                  =========      =========

     Maturities for the bank borrowings and other long-term debt are as follows for the years ended March 31:

                  1999 ........................       $ 43,209
                  2000 ........................          5,500
                  2001 ........................          1,684
                  2002 ........................          1,032
                  2003 ........................            433
                  Thereafter ..................        157,849
                                                      --------
                                                      $209,707
                                                      ========

5.   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities were comprised of the following as of March 31:


                                                                1997      1998
                                                              -------   -------
     Purchase price payable to former Astron's shareholders
         (See Note 11) ....................................   $10,000   $    --
     Amount due under the Services Agreement (See Note 11).    13,547        --
     Provision for severance and employee related payments.        --     6,025
     Other long-term liabilities ..........................     4,779    12,807
                                                              -------   -------
                                                              $28,326   $18,832
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

                                                       CAPITAL     OPERATING
                                                       --------    ---------
     1999 ..........................................   $ 11,467    $ 11,004
     2000 ..........................................      8,535       9,943
     2001 ..........................................      6,017       6,664
     2002 ..........................................      3,795       5,674
     2003 ..........................................      2,433       4,961
     Thereafter ....................................      7,217      10,526
                                                       --------    --------
     Minimum lease payments ........................     39,464    $ 48,772
                                                                   ========
     Amount representing interest ..................     (6,696)
                                                       --------
     Present value of minimum lease payments .......     32,768
     Current portion ...............................     (9,587)
                                                       --------
     Capital lease obligations, net of current
          portion ..................................   $ 23,181
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
                                  ========        ========        ========

     The Singapore statutory income tax rate was 26% for the years ended March 31, 1996, 1997 and 1998. The reconciliation of the income tax expense expected based on Singapore statutory income tax rates to the provision for income taxes included in the consolidated statements of operations for the years ended March 31 is as follows:


                                                   1996       1997       1998
                                                 -------    --------    -------
 Income taxes based on Singapore statutory
   rates ......................................   $(2,678)   $ 3,548    $ 5,764
 Losses from non-incentive Singapore operations       282        498      2,707
 In-process research and development ..........     7,540         --         --
 Foreign subsidiaries' earnings taxed at rates
   below the Singapore statutory rate .........    (2,057)    (3,368)    (3,443)
 Amortization of goodwill and intangibles .....       329        436        946
 Merger Costs .................................        --         --        398
 Benefit from realized deferred tax assets ....        --         --     (2,829)
 Joint venture losses .........................        --         --       (310)
 Bank commitment fees .........................        --        382         --
 Other ........................................       431        531       (975)
                                                  -------    -------    -------
 Provision for income taxes ...................   $ 3,847    $ 2,027    $ 2,258
                                                  =======    =======    =======
 Effective tax rate ...........................     (37.4%)     14.9%      10.2%

     The components of deferred income taxes are as follows as of March 31:

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                1997        1998
                                                              --------    --------
Deferred tax liabilities:
  Depreciation ............................................   $   (939)   $   (855)
  Intangible assets .......................................     (2,751)     (2,405)
  Others ..................................................       (247)     (1,552)
                                                              --------    --------
        Total deferred tax liability ......................     (3,937)     (4,812)
                                                              --------    --------
Deferred tax assets:
  Depreciation ............................................        591         471
  Provision for inventory obsolescence ....................      1,364       3,117
  Provision for doubtful accounts .........................      1,636       1,100
  Provision for severance payments and other employee
    related costs .........................................      1,760          --
  Net operating loss carryforwards ........................     18,793      17,525
  Accruals and reserves ...................................         --       1,540
  Unabsorbed capital allowance carryforwards ..............        606         239
  Others ..................................................        665         220
                                                              --------    --------
                                                                25,415      24,212
Valuation allowance .......................................    (22,139)    (21,626)
                                                              --------    --------
Net deferred tax asset ....................................      3,276       2,586
                                                              --------    --------
Net deferred tax liability ................................   $   (661)   $ (2,226)
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


     The Company's investments in its plants in Xixiang, China and Doumen, China, fall under the "Foreign Investment Scheme" that entitles the Company to apply for a five-year tax incentive. The Company obtained the incentive for the Doumen plant in December 1995 and the Xixiang plant in October 1996. With the approval of the Chinese tax authorities, the Company's tax rates on income from these facilities during the incentive period will be 0% in years 1 and 2 and 7.5% in years 3 through 5, commencing in the first profitable year. The Company has another plant in Doumen which commenced operations during the fiscal year. The plant, which falls under the "Foreign Investment Scheme", has applied for and is awaiting approval for the five-year tax incentive.


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

8.   SHAREHOLDERS' EQUITY

     Issuance of non-employee stock options

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



     In June 1996, the Company issued 20,000 stock options with an exercise price of $31.25 to a customer as a result of that customer reaching a specified sales target in accordance with an option agreement. These options were valued as of the grant date using the Black-Scholes model. The resulting value of $380 was recorded as a sales discount in the accompanying consolidated statement of operations for fiscal 1997.


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


     The Company's 1998 Interim Option Plan provides for the grant of up to 200,000 non-statutory options to employees and other qualified individuals to purchase Ordinary Shares of the Company. There were no Ordinary Shares available for future option grants under the 1998 Interim Option Plan at an exercise price of not less than 85% of fair market value of the underlying stock on the date of grant. Options can not be granted to executive officers and directors under the 1998 Interim Option Plan. Options issued under this plan generally vest over 4 years and expire 5 years from the date of grant.


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


     The following table presents the composition of options outstanding and exercisable as of March 31, 1998 ("Price" and "Life" reflect the weighted average exercise price and weighted average contractual life unless otherwise noted):

                                                                  OPTIONS
                                OPTIONS OUTSTANDING             EXERCISABLE
   RANGE OF EXERCISE       -----------------------------     ------------------
        PRICES               AMOUNT      PRICE      LIFE      AMOUNT      PRICE
-------------------------  ---------     ------     ----     --------     -----
$ 1.19 -- $14.75             498,835     $11.06     1.55      411,499    $10.35
 15.25 --  23.13             549,264      22.19     3.77      204,211     21.21
 23.25 --  23.25             570,785      23.25     5.14      110,000     23.25
 23.75 --  33.50             660,517      32.03     4.88       73,908     30.45
 34.50 --  47.38             167,638      39.86     4.60       15,958     40.31
                           ---------                          -------
 Total, March 31, 1998     2,447,039      24.04     3.99      815,576     17.22
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

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



Because the exercise price of the Company's stock options has equaled the fair value of the underlying stock on the date of grant, no compensation expense has been recognized under APB Opinion No. 25. Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair values of these options, the Company's fiscal 1996, 1997 and 1998 net income per share would have been adjusted to the pro-forma amounts indicated below:



                                            1996          1997         1998
                                      ----------    ----------   ----------
     Net income:
        As reported ...............   $  (14,146)   $   11,620   $   19,913
        Pro-forma .................      (15,066)        9,449       14,242

     Basic earnings per share:
        As reported ...............   $    (0.92)   $     0.70   $     1.09
        Pro-forma .................        (0.98)         0.57         0.78

     Diluted earnings per share:
        As reported ...............   $    (0.92)   $     0.67   $     1.04
        Pro-forma .................        (0.98)         0.55         0.75



     In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal 1996, 1997 and 1998 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

                                                   1996      1997        1998
                                                 -------    -------     ------
Volatility ...................................     67%         67%         66%
Risk-free interest rate ......................    5.5%        5.9%        5.9%
Dividend yield ...............................      0%          0%          0%
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
                                        ==========   ==========   ==========

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The following tables summarize the Company's operations by geographical area for the years ended March 31:

                                         1996           1997           1998
                                     -----------    -----------    -----------
     NET SALES:
       Asia:
            Domestic .............   $    12,491    $    12,799    $    24,734
            Export ...............       214,127        267,129        229,876
            Intercompany .........        30,615         29,376         49,277
                                     -----------    -----------    -----------
                                         257,233        309,304        303,887
                                     -----------    -----------    -----------

       Americas:
            Domestic .............       191,209        188,097        309,314
            Export ...............        11,178             --         16,643
            Intercompany .........            27              9              5
                                     -----------    -----------    -----------
                                         202,414        188,106        325,962
                                     -----------    -----------    -----------
       Western Europe:
            Domestic .............        16,753         20,128        297,192
            Export ...............         2,589          2,431         25,079
            Intercompany .........            --             --            306
                                     -----------    -----------    -----------
                                          19,342         22,559        322,577
                                     -----------    -----------    -----------
       Central Europe:
            Domestic .............        21,471         58,377         39,253
            Export ...............       102,227         91,046        170,980
            Intercompany .........            --             --             --
                                     -----------    -----------    -----------
                                         123,698        149,423        210,233
                                     -----------    -----------    -----------

       Intercompany eliminations .       (30,642)       (29,385)       (49,588)
                                     -----------    -----------    -----------
                                     $   572,045    $   640,007    $ 1,113,071
                                     ===========    ===========    ===========

                                         1996           1997           1998
                                     -----------    -----------    -----------
     INCOME(LOSS) FROM OPERATIONS:
       Asia ......................   $   (12,491)   $    22,229    $    19,461
       Americas ..................         4,570         (5,531)         4,049
       Western Europe ............        (1,514)        (1,829)        11,046
       Central Europe ............         4,060          5,203          8,122
                                     -----------    -----------    -----------
                                     $    (5,375)   $    20,072    $    42,678
                                     ===========    ===========    ===========
     IDENTIFIABLE ASSETS:
       Asia ......................   $   146,412    $   167,431    $   244,994
       Americas ..................        73,552         74,884        243,366
       Western Europe ............        11,060        116,919        144,338
       Central Europe ............        78,243         87,058        111,425
                                     -----------    -----------    -----------
                                     $   309,267    $   446,292    $   744,123
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

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Report to be signed on its behalf by the undersigned, thereto duly authorized.

Date : July 17, 1998


                                          FLEXTRONICS INTERNATIONAL LTD.

                                          By: /s/ ROBERT R.B. DYKES
                                            ------------------------------------
                                            Robert R.B. Dykes




             SIGNATURE                               TITLE                               DATE
             ---------                               -----                               ----
                *                         Chairman of the Board, and Chief
--------------------------------------    Executive Officer (principal
Michael E. Marks                          executive officer)

                *                         President, Asia Pacific Operations
--------------------------------------    and Director
Tsui Sung Lam

/s/ ROBERT R.B. DYKES                     Senior Vice President of Finance and       July 17, 1998
--------------------------------------    Administration and Chief Financial
Robert R.B. Dykes                         Officer (principal financial and
                                          accounting officer)

                *                         Director
--------------------------------------
Michael J. Moritz

                *                         Senior Vice President,
--------------------------------------    Worldwide Sales and Marketing
Stephen J.L. Rees                         and Director

                *                         Director
--------------------------------------
Richard L. Sharp

                *                         Director
--------------------------------------
Patrick Foley

                *                         Director
--------------------------------------
Alain Ahkong

                *                         Director
--------------------------------------
Hui Shing Leong

* By: /s/ ROBERT R.B. DYKES                                                          July 17, 1998
      --------------------------------
      Robert R.B. Dykes
      Attorney-in-fact


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

     21.1     Subsidiaries of Registrant.**

     23.1     Consent of Arthur Andersen LLP.**

     23.2     Consent of Moore Stephens.**

     27.1     Financial Data Schedule.

     27.2     Restated Financial Data Schedule.


     27.3     Restated Financial Data Schedule.

     27.4     Restated Financial Data Schedule.

---------------
*  Confidential treatment requested for portions of agreement.

** Previously filed.