Form 10-Q
period 1998-06-26
FLEXTRONICS INTERNATIONAL LTD
filed 1998-08-10
CIK 866374

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 26, 1998

                                       OR

[n] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to _________

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

                                   ----------

                                SINGAPORE 469029
                                  (65) 449-5255
               (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                                   ----------

                                MICHAEL E. MARKS
                             CHIEF EXECUTIVE OFFICER
                         FLEXTRONICS INTERNATIONAL LTD.
                            514 CHAI CHEE LANE #04-13
                             BEDOK INDUSTRIAL ESTATE
                                SINGAPORE 469029
                                  (65) 449-5255
            (NAME, ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
                   INCLUDING AREA CODE, OF AGENT FOR SERVICE)
                                   ----------


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 7, 1998, there were 20,496,846 S$0.01 par value, Ordinary Shares outstanding.

                        FLEXTRONICS INTERNATIONAL LIMITED
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                           Page

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets - June 26, 1998
          and March 31, 1998                                                 3
         Condensed Consolidated Statements of Income - Three Months
          Ended June 26, 1998 and June 30, 1997                              4
         Statements of Comprehensive Income - Three Months Ended June 26,
          1998 and June 30, 1997                                             5
         Condensed Consolidated Statements of Cash Flow - Three Months
          Ended June 26, 1998 and June 30, 1997                              6
         Notes to Condensed Consolidated Financial Statements               7-9
Item 2.  Management's Discussion and Analysis of Financial Statements
          Condition and Results of Operations                              10-20

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K                                    21
         Signatures                                                         22

PART 1. FINANCIAL INFORMATION

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                             June 26,     March 31,
                                                               1998         1998
                                                             ---------    ---------
                                                            (Unaudited)
Current Assets:
  Cash and cash equivalents ..............................   $  51,165    $  89,390
  Accounts receivable, net ...............................     173,917      155,125
  Inventories ............................................     191,299      157,077
  Deferred income taxes and other current assets .........      45,427       37,942
                                                             ---------    ---------
          Total current assets ...........................     461,808      439,534

Property and equipment, net ..............................     285,173      255,573
Other non-current assets .................................      47,602       49,016
                                                             ---------    ---------
          Total assets ...................................   $ 794,583    $ 744,123
                                                             =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings and current portion of long-term debt ..   $  53,460    $  43,209
  Capital lease obligations ..............................       8,630        9,587
  Accounts payable and accrued liabilities ...............     238,279      177,084
  Other current liabilities ..............................      61,975       85,118
                                                             ---------    ---------
          Total current liabilities ......................     362,344      314,998
                                                             ---------    ---------
Long-term debt, net of current portion ...................     162,396      166,497
Capital lease obligations, net of current portion ........      22,080       23,181
Deferred income taxes ....................................       4,624        4,812
Other long-term liabilities ..............................      12,860       18,832
Minority interest ........................................       1,198          994
                                                             ---------    ---------
           Total long-term liabilities ...................     203,158      214,316
                                                             ---------    ---------

Shareholders' equity:
  Ordinary shares ........................................         135          134
  Additional paid-in capital .............................     216,229      214,466
  Retained earnings ......................................      18,591        6,934
  Accumulated other comprehensive loss ...................      (5,874)      (6,725)
                                                             ---------    ---------
          Total shareholders' equity .....................     229,081      214,809
                                                             ---------    ---------
          Total liabilities and shareholders' equity .....   $ 794,583    $ 744,123
                                                             =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months ended
                                                          June 26,      June 30,
                                                            1998         1997
                                                          --------      --------

Net sales ..........................................      $376,079      $235,547
Cost of sales ......................................       343,023       212,517
                                                          --------      --------
         Gross margin ..............................        33,056        23,030
                                                          --------      --------
Operating expenses:
  Selling, general and administrative ..............        14,355        12,569
  Goodwill and intangibles amortization ............           880           745
                                                          --------      --------
         Total operating expenses ..................        15,235        13,314
                                                          --------      --------
         Income from operations ....................        17,821         9,716

Interest expense and other expense, net ............         4,577         2,423
                                                          --------      --------
         Income before income taxes ................        13,244         7,293

Provision for income taxes .........................         1,588           747
                                                          --------      --------
         Net income ................................      $ 11,656      $  6,546
                                                          ========      ========
Earnings per share:
  Basic ............................................      $   0.56      $   0.39
  Diluted ..........................................      $   0.54      $   0.37

Shares used in computing per share amounts:
  Basic ............................................        20,669        16,953
  Diluted ..........................................        21,748        17,492


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                             Three Months ended
                                                             June 26,   June 30,
                                                               1998       1997
                                                             -------    -------

Net income ..............................................    $11,656    $ 6,546
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments ..............        743     (1,459)
                                                             -------    -------
Comprehensive income ....................................    $12,399    $ 5,087
                                                             =======    =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  Three months ended
                                                                 June 26,    June 30,
                                                                   1998        1997
                                                                 --------    --------
Net cash provided by (used in) operating activities              $ (1,755)   $ 17,526
                                                                 --------    --------
Investing activities:
  Purchases of property and equipment ........................    (39,894)    (30,122)
  Proceeds from sale of property and equipment ...............      1,357          88
  Other investments ..........................................     (1,613)         --
  Payment for Astron earnout .................................         --      (6,250)

                                                                 --------    --------
Net cash  used in investing activities ......................     (40,150)    (36,284)
                                                                 --------    --------
Financing activities:
  Bank borrowings and proceeds from long-term debt ...........     10,754      31,680
  Repayment of bank borrowings and long-term debt ............     (6,165)       (277)
  Repayment of capital lease obligations .....................     (2,437)     (2,129)
  Proceeds from exercise of stock options ....................      1,765         308
                                                                 --------    --------
Net cash  provided by financing activities ...................      3,917      29,582
                                                                 --------    --------
Effect of exchange rate changes on cash ......................      (237)        (60)
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents .........    (38,225)     10,764
Cash and cash equivalents, beginning of period ...............     89,390      24,159
                                                                 --------    --------
Cash and cash equivalents, end of period .....................   $ 51,165    $ 34,923
                                                                 ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 26, 1998
                                   (unaudited)

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended March 31, 1998 contained in the Company's 1998 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 26, 1998 are not necessary indicative of the results that may be expected for the year ending March 31, 1999.

Note B - Inventories

      Inventories consist of the following:
                                                    June 26,          March 31,
                                                      1998              1998
                                                    --------          ---------
     Raw materials ..........................       $126,999          $130,868
     Work-in-process ........................         35,035            21,536
     Finished goods .........................         29,265             4,673
                                                    --------          --------
                                                    $191,299          $157,077
                                                    ========          ========

Note C - Acquisitions

     On October 30, 1997, the Company acquired 92% of the outstanding Ordinary Shares of Neutronics Holdings A.G. ("Neutronics"), an electronic manufacturing services provider with operations located in Austria and Hungary. The acquisition was accounted for as a pooling-of-interests and, accordingly, all financial statements presented have been retroactively restated to include the results of Neutronics.

     A reconciliation of the financial statements for the three months ended June 30, 1997, to previously reported information is as follows (in thousands).

     Net sales:
     Previously reported                                $196,883
     Neutronics                                           38,664
                                                        --------
     As restated                                        $235,547
                                                        ========
     Net income:
     Previously reported                                $  5,312
     Neutronics                                            1,234
                                                        --------
     As restated                                        $  6,546
                                                        ========

Note D - EARNINGS PER SHARE

     In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Under SFAS No. 128, the Company presents two earnings per share (EPS) amounts. Basic EPS is computed using the weighted average number of Ordinary Shares outstanding during the applicable periods. Diluted EPS is computed using the weighted average number of Ordinary Shares and dilutive Ordinary Share equivalents outstanding during the applicable periods. Ordinary Share equivalents include dilutive Ordinary Shares issuable upon the exercise of stock options and are computed using the treasury method.

Note E - COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Comprehensive Income" in the first quarter of fiscal 1999. SFAS No. 130 requires companies to report an additional measure of income on the income statement referred to as "comprehensive income" or to create a separate financial statement that reflects comprehensive income. The Company's "Comprehensive Income" includes net income, foreign currency translation gains and losses, and other unrealized gains and losses reflected in equity.

     The following table sets forth the components of other comprehensive income
(loss) on a pre-tax and after-tax basis.


                                    Three months ended June 26, 1998    Three months ended June 30, 1997
                                    --------------------------------    ---------------------------------
                                                   Tax                                Tax
                                    Pre-tax     (Expense)  Net-of-Tax   Pre-tax    (Expense)   Net-of-Tax
                                     Amount    or Benefit    Amount      Amount    or Benefit    Amount
                                    -------    ----------    -------    -------    ----------  ----------
Foreign currency translation
 adjustments                        $   843     $  (100)     $   743    $(1,626)    $   167    $(1,459)
                                    -------     -------      -------    -------     -------    -------
Other comprehensive income (loss)   $   843     $  (100)     $   743    $(1,626)    $   167    $(1,459)
                                    =======     =======      =======    =======     =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K and its other Form 10-Q, that attempt to advise interested parties of the risks and factors that may affect the Company's business. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Operating Results," that could cause future results to differ materially from historical results or anticipated results.


OVERVIEW

     In recent years, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, through both acquisitions and internal growth. See "-Certain Factors Affecting Future Operating Results -- Management of Expansion and Consolidation."

     On March 31, 1998, the Company acquired Conexao Informatica Ltda., a Brazil-based electronics manufacturing service provider, in exchange for a total of 421,593 Ordinary Shares, of which 118,305 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies. On March 31, 1998, the Company also acquired Altatron, Inc., an electronics manufacturing service provider headquartered in Fremont, California, with facilities in Fremont, California; Richardson, Texas; and Hamilton, Scotland, in exchange for 788,650 Ordinary Shares, of which 157,730 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies. Altatron has approximately 800 employees. Conexao has approximately 400 employees with manufacturing facilities totaling 110,000 square feet. The acquisitions of Conexao and Altatron have been accounted for as poolings-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because such acquisitions did not have a material impact on its consolidated financial statements. Accordingly, the balance sheets of Conexao and Altatron as of March 31, 1998 were included in the Company's consolidated balance sheet as of March 31, 1998 and the results of operations for Conexao and Altatron have been included in the Company's results of operations from March 31, 1998 onward.

     On December 1, 1997, the Company acquired DTM Products, Inc., a Colorado-based producer of injection molded plastics for North American OEMs, in exchange for 252,469 Ordinary Shares, and acquired Energipilot AB, a Swedish company principally engaged in providing cables and engineering services to Northern European OEMs, in exchange for 229,990 Ordinary Shares. The acquisitions of DTM and Energipilot have been accounted for as poolings-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because they did not have a material impact on its consolidated financial statements. Accordingly, the results of operations for DTM and Energipilot from December 1, 1997 onward are included in the Company's consolidated statements of operations.

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

     The ability of the Company to obtain the benefits of these acquisitions is subject to a number of risks and uncertainties, including the Company's ability to successfully integrate the acquired operations and its ability to maintain, and increase, sales to customers of the acquired companies. There can be no assurance that any acquisitions will not materially affect the Company. See "-Certain Factors Affecting Future Operating Results -- Acquisitions."

     In addition to acquisitions, the Company has also substantially increased overall capacity by expanding operations in North America, Asia and Europe. In June 1997, the Company leased a new 71,000 square foot facility in North America from which the Company offers a wide range of engineering services, and in July 1997 the Company completed construction of a new 73,000 square foot facility in North America dedicated to high volume PCB assembly. These new facilities are located adjacent to the Company's other California operations. Also in July 1997, the Company completed construction of a 101,000 square foot manufacturing facility on a 32-acre campus site in Guadalajara, Mexico. In Asia, the Company has expanded its Doumen, China facilities by developing an additional 224,000 square feet for miniaturized gold-finished PCB fabrication and for PCB and full system assembly. The Company has commenced production at the new and expanded facilities. The Company is also expanding facilities in Brazil, Hungary, and Mexico.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                             Three months ended
                                                           June 26,     June 30,
                                                           --------     --------
                                                             1998         1997
                                                            -----        -----
Net sales ............................................      100.0        100.0
Cost of sales ........................................       91.2         90.2
                                                            -----        -----
  Gross margin .......................................        8.8          9.8
Selling, general and administrative ..................        3.9          5.4
Goodwill and intangible amortization .................        0.2          0.3
                                                            -----        -----
  Income from operations .............................        4.7          4.1
Interest expense and other expense, net ..............        1.2          1.0
                                                            -----        -----
  Income  before income taxes ........................        3.5          3.1
Provision for income taxes ...........................        0.4          0.3
                                                            -----        -----
  Net income .........................................        3.1          2.8
                                                            =====        =====

     Net Sales

     Substantially all of the Company's net sales have been derived from the manufacture and assembly of products for OEM customers. Net sales for the first quarter of fiscal 1999 increased 59.7% to $376.1 million from $235.5 million for the first quarter of fiscal 1998. The increase in net sales was primarily due to an increase in sales to certain existing customers and to a lesser extent sales to certain new customers. The Company's five largest customers in the first quarter of fiscal 1999 accounted for approximately 60% of consolidated net sales, with no single customer exceeding 20% of consolidated net sales. During the first quarter of fiscal 1998, the Company's five largest customers accounted for approximately 57% of consolidated net sales, with one customer exceeding 20% of consolidated net sales. See "-Certain Factors Affecting Operating Results -- Customer Concentration; Dependence on Electronics Industry."


     Gross Profit

     Gross profit varies from period to period and is affected by, among other things, product mix, component costs, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin decreased to 8.8% for the first quarter of fiscal 1999 from 9.8% for the same period of fiscal 1998. The gross profit margin for the first quarter of fiscal 1999 was adversely affected by changes in customer and product mix and costs associated with the startup of expanded facilities in Doumen, China and new facilites in Guadalajara, Mexico. Prices paid to the Company by its significant customers can vary significantly based on the customer's order level, with per unit prices typically declining as volumes increase. These changes in price and volume can materially affect the Company's gross profit margin. See "-Certain Factors Affecting Operating Results -- Management of Consolidation and Expansion."

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for the first quarter of fiscal 1999 increased to $14.4 million from $12.6 million in the first quarter of 1998 but decreased as a percentage of net sales to 3.9% for the first quarter of fiscal 1999 from 5.4% for the first quarter of fiscal 1998. The dollar increase in SG&A was mainly due to the inclusion of the SG&A from Conexao and Altatron after the acquisitions of these companies on March 31, 1998 and increased staffing and related administrative expenses and increased investments in information systems to support the expansion of the Company's business. The Company anticipates its SG&A expenses will continue to increase in absolute terms in the future. However, to the extent that net sales continue to grow faster than SG&A expenses, the Company expects SG&A expenses will continue to decline as a percentage of net sales.

     Goodwill and Intangibles Amortization

     Goodwill and intangible assets are amortized on a straight line basis over the estimated life of the benefits received, which ranges from three to twenty-five years. Goodwill and intangible asset amortization for the first quarter of fiscal 1999 increased to $880,000 from $744,000 for same period of fiscal 1998. The increase in the goodwill and intangible asset amortization was primarily due to the Company's reduction of its estimate of the useful lives of goodwill and intangible assets related to the Astron acquisition effective from the second quarter of fiscal 1998 and onward. The increase was partially offset by the effect of a write-off of goodwill in March 1998 as a result of the closure of the Wales facility after the acquisition of Altatron's Scotland facility.

     Interest Expense and Other Expense, Net

     Net interest expense increased to $4.0 million for the first quarter of fiscal 1999 from $3.4 million for the first quarter of fiscal 1998. The increase was primarily due to the issuance of $150.0 million principal amount of 8.75% senior subordinated notes in October 1997. The Company anticipates that its interest expense will increase in future periods as a result of borrowings under its credit facility.

     Other expense, net increased to a loss of $0.6 million for the first quarter of fiscal 1999 from a $1.0 million gain for the first quarter of fiscal 1998. The change in other expense, net for the first quarter of fiscal 1999 was primarily due to foreign exchanges losses related to the devaluation of the yen against certain European currencies partially offset by income from associated companies. The other expense, net for the first quarter of fiscal 1998, was primarily related to foreign exchange gains and income from associated companies.

     Provision for Income Taxes

     The Company's consolidated effective tax rate was 12.0% for the quarter ended June 26, 1998 compared to 10.2% for the quarter ended June 30, 1997. The Company's effective tax rate increased primarily due to increased expansion of operations in jurisdictions with higher tax rates.

     The Company is structured as a holding company, conducting its operations through manufacturing and marketing subsidiaries in Austria, Brazil, China, Hungary, Malaysia, Mauritius, Mexico, Singapore, Sweden, the United Kingdom, and the United States. These subsidiaries are subject to taxation in the country in which they have been formed. The Company's Asian and Hungarian manufacturing subsidiaries have, at various times, been granted certain tax relief in each of these countries, resulting in lower taxes than would otherwise be the case under ordinary tax rates in those countries. The Company's United States subsidiaries have benefitted from net loss carry forwards. See "- Certain Factors Affecting Operating Results -- Risk of Increased Taxes."


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations from the proceeds of public offerings of equity securities, cash and cash equivalents generated from operations, bank debt and lease financing of capital equipment. At June 26, 1998, the Company had cash and cash equivalents balances totaling $51.2 million, total bank and other debts amounting to $246.6 million and $74.9 million available for borrowing under its credit facilities subject to compliance with certain financial ratios.

     Cash used for operating activities was $1.8 million for the quarter ended June 26, 1998. Cash provided by operating activities was $17.5 million for the quarter ended June 30, 1997. Cash provided by operating activities decreased primarily due to the increase in accounts receivable and inventories of $53.3 million due to increased sales.

     Cash used in investing activities was $40.2 million and $36.3 million for the quarter ended June 26, 1998 and June 30, 1997, respectively. Cash used in investing activities for the quarter ended June 26, 1998 was primarily related to capital expenditures of $39.9 million to purchase equipment in Doumen, China; Guadalajara, Mexico; San Jose, California and Karlskrona, Sweden. Cash used in investing activities for the quarter ended June 30, 1997 consisted primarily of expenditures for newly expanded facilities including plant construction at the Company's industrial parks in Doumen, China and Guadalajara, Mexico.

     Cash provided by financing activities was $3.9 million and $29.6 million for the quarter ended June 26, 1998 and June 30, 1997, respectively. Cash provided by financing activities for the quarter ended June 26, 1998 resulted primarily from net proceeds from short-term borrowings from credit facilities partially off-set by repayments of capital leases. Cash provided by financing activities for the quarter ended June 30, 1997 consisted primarily of bank borrowings.

     The Company anticipates expending an aggregate of $15.0 million of which $9.5 million has already been expended to implement a new management information systems, and anticipates funding these expenditures with cash from operations and borrowings under its credit facility. The Company is also required to expend cash in fiscal 1999 pursuant to the terms of the Astron acquisition. Subsequent to the first quarter of fiscal 1999, the Company made a $14.0 million payment in cash to an entity affiliated with the Chairman of Astron and another $10.0 million in cash for the remaining purchase price to Astron's former shareholders.

     The Company anticipates that its working capital requirements will increase in order to support anticipated increases in its business. In addition, the Company anticipates incurring significant capital expenditures and operating lease commitments in order to support its anticipated expansions of its facilities in Brazil, China, Hungary and Mexico. Future liquidity needs will depend on fluctuations in levels of inventory, the timing of expenditures by the Company on new equipment, the extent to which the Company utilizes leases to finance new facilities and equipment, levels of shipments by the Company and changes in volumes of customer orders. The Company believes that its existing cash balances, together with anticipated cash flow from operations and amounts available under its credit facilities, will be sufficient to fund its operations at its current level of business. However, to the extent that the Company's operations continue to expand or the level of business increases, the Company may be required to obtain additional debt or equity financing. See "- Certain Factors Affecting Operating Results -- Management of Expansion and Consolidation."

Certain Factors Affecting Operating Results

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

Management of Expansion and Consolidation

     The Company is currently experiencing a period of rapid expansion both through internal growth and acquisitions. There can be no assurance that the Company's historical growth will continue or that the Company will successfully manage the integration of acquired operations. Expansion has caused, and is expected to continue to cause, strain on the Company's infrastructure, including its managerial, technical, financial and other resources. To manage further growth, the Company must continue to enhance financial controls and hire additional engineering and sales personnel. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational systems. The Company may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. There can be no assurance that the Company will be able to manage its expansion effectively, and a failure to do so could have a material adverse effect on the Company. In addition, the Company would be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with expansion.

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

     The acquisitions in the last two years represent a significant expansion of the Company's operations and entail a number of risks. The acquired operations are now being integrated into the Company's ongoing manufacturing operations. This requires optimizing production lines, implementing new management information systems, implementing the Company's operating systems, and assimilating and managing existing personnel. The difficulties of this integration may be further complicated by geographic distances. In addition, these acquisitions have increased and will continue to increase the Company's expenses and working capital requirements, and place burdens on the Company's management resources. In the event the Company is unsuccessful in integrating these operations, the Company would be materially adversely affected. In addition, prior to the acquisitions of the Karlskrona Facilities, Neutronics and Conexao, the Company had no experience operating in Sweden, Central Europe or Brazil, and there can be no assurance that the Company will achieve acceptable levels of profitability at the acquired operations, or that the acquisitions will not adversely affect its gross margins.

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

Customer Concentration; Dependence on Electronics Industry

     The composition of the group comprising the Company's largest customers has varied from year to year, and there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of one or more major customers, would have a material adverse effect on the Company. The timely replacement of expired, canceled, delayed, or reduced contracts with new business cannot be assured. See "-- Variability of Customer Requirements and Operating Results."

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

Significant Leverage

     The Company's total indebtedness and capital lease obligations on June 28, 1998 were $246.6 million compared to $242.5 million at March 31, 1998. In addition, on June 28, 1998, the Company and its subsidiaries had approximately $74.9 million available for additional borrowings under its credit facilities. The Company's level of indebtedness presents risks to investors, including the possibility that the Company may be unable to generate cash sufficient to pay the principal of and interest on the indebtedness when due. Additionally, the Company's level of indebtedness could have a material adverse effect on the Company's future operating performance, including, but not limited to, the following: (i) a significant portion of the Company's cash flow from operations will be dedicated to debt service payments, thereby reducing the funds available to the Company for other purposes; (ii) the Company's leverage may place the Company at a competitive disadvantage; (iii) the Company's operating flexibility is limited by covenants that, among other things, limit its ability to incur additional indebtedness, grant liens, make capital expenditures and enter into sale and leaseback transactions; and (iv) the Company's degree of leverage may make it more vulnerable to economic downturns, may limit its ability to pursue other business opportunities and may reduce its flexibility in responding to changing business and economic conditions. See"-- Liquidity and Capital Resources."

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

Risk of Increased Taxes

     The Company has structured its operations in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. If these tax incentives are not renewed upon expiration, if the tax rates applicable to the Company are rescinded or changed, or if tax authorities successfully challenge the manner in which profits are recognized among the Company's subsidiaries, the Company's taxes would increase. Substantially all of the products manufactured by the Company's Asian subsidiaries are sold to customers based in other jurisdictions in North America and Europe. While the Company believes that profits from its Asian operations are not sufficiently connected to such other jurisdictions to give rise to income taxation by such other jurisdictions, there can be no assurance that tax authorities in such other jurisdictions will not challenge the Company's position or, if such challenge is made, that the Company would prevail in any such dispute. If the Company's Asian profits became subject to income taxes in such other jurisdictions, the Company's worldwide effective tax rate would increase and its results of operations and cash flow would be adversely affected. See "- Management's Discussion and Analysis of Financial Condition and Result of Operations -- Provision for Income Taxes."

Competition

     The electronics contract manufacturing industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. Current and prospective customers also evaluate the Company's capabilities against the merits of internal production. In addition, in recent years many participants in the industry, including the Company, have substantially expanded their manufacturing capacity by expanding their existing facilities and adding new facilities. In the event of a decrease in overall demand for contract manufacturing services, this increased capacity could result in substantial pricing pressures, which could adversely affect the Company's operating results. Certain of the Company's competitors, including Solectron Corporation and SCI Systems, have substantially greater manufacturing, financial, research and development and marketing resources than the Company.

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

     The Company does not believe that a material portion of its products are sold by its customers to end users in Asian markets. As a result, the Company's results of operations have been significantly affected by recent adverse economic conditions in East and Southeast Asian markets. However, continued decline in such markets could have a material adverse affect on the Company's results of operations.

Currency Fluctuations

     Historically, the Company transacted its business predominantly in U.S. dollars and most of its revenues were collected in U.S. dollars, a portion of the Company's costs such as payroll, rent and indirect operation costs, were denominated in other currencies such as the Singapore dollar, the Hong Kong dollar and the Malaysian ringgit. As a result, fluctuations in foreign currency exchange rates have not created significant exchange losses to the Company. With the acquisitions of the Karlskrona facilities, Neutronics and Conexao, a significant portion of the Company's business is now also conducted in the Swedish kronor, Austrian schilling, Hungarian forint and Brazilian real. In recent years, the Hungarian forint, Brazilian real and Mexican peso have depreciated, principally by way of devaluation. Changes in the relation of these and other currencies to the U.S. dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

     The Company's European operations have limited involvement in the normal course of business with derivative financial instruments with off-balance sheet risks as a means of hedging fixed Japanese yen, U.S. dollar and other foreign currency commitments in relation to trade accounts payable and fixed purchase obligations. Because the Company hedges only fixed obligations, the Company does not expect that these hedging activities will have a material effect on its results of operations or cash flows. However, there can be no assurance that the Company will engage in any hedging activities in the future or that any of its hedging activities will be successful.

PART II - OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-k

     27.1 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FLEXTRONICS INTERNATIONAL LTD.
                                             (Registrant)


Date : August 10, 1998                       /s/ MICHAEL E.MARKS
                                             ----------------------------------
                                             Michael E. Marks
                                             Chief Executive Officer

Date : August 10, 1998                       /s/ ROBERT R.B. DYKES
                                             ----------------------------------
                                                 Robert R.B. Dykes
                                             Senior Vice president of Finance
                                             and Administration and Chief
                                             Financial Officer (principal
                                             financial and accounting
                                             officer)