Form 10-Q
period 1998-09-25
FLEXTRONICS INTERNATIONAL LTD
filed 1998-11-09
CIK 866374

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
(MARK ONE)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 25, 1998

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

                            ------------------------

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

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     At November 2, 1998, there were 20,691,513 S$0.01 par value, Ordinary Shares outstanding.

                        FLEXTRONICS INTERNATIONAL LIMITED
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1. Financial Statements
          Condensed Consolidated Balance Sheets - September 25, 1998
           and March 31, 1998 .....................................................  3

          Condensed Consolidated Statements of Income - Three Months Ended
            September 25, 1998 and September 30, 1997 .............................  4

          Condensed Consolidated Statements of Income - Six Months Ended
           September 25, 1998 and September 30, 1997 ..............................  5

          Statements of Comprehensive Income - Three Months Ended
           September 25, 1998 and September 30, 1997 ..............................  6

          Statements of Comprehensive Income - Six Months Ended
           September 25, 1998 and September 30, 1997 ..............................  7

          Condensed Consolidated Statements of Cash Flow - Six Months Ended
           September 25, 1998 and September 30, 1997 ..............................  8

          Notes to Condensed Consolidated Financial Statements ....................  9-11

Item 2. Management's Discussion and Analysis of Financial Statements
          Condition and Results of Operations .....................................  12-19

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders .......................  20

         Signatures ...............................................................  21

ITEM 1. FINANCIAL STATEMENTS


                         FLEXTRONICS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          September 25,   March 31,
                                                              1998          1998
                                                            ---------    ---------
                                                           (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ..............................   $  23,920    $  89,390
  Accounts receivable, net ...............................     184,810      155,125
  Inventories ............................................     184,291      157,077
  Deferred income taxes and other current assets .........      53,487       37,942
                                                             ---------    ---------
          Total current assets ...........................     446,508      439,534

Property and equipment, net ..............................     305,798      255,573
Other non-current assets .................................      47,273       49,016
                                                             ---------    ---------
          Total assets ...................................   $ 799,579    $ 744,123
                                                             =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank borrowings and current portion of long-term debt ..   $  68,646    $  43,209
  Capital lease obligations ..............................      12,106        9,587
  Accounts payable and accrued liabilities ...............     213,953      177,084
  Other current liabilities ..............................      55,080       85,118
                                                             ---------    ---------
          Total current liabilities ......................     349,785      314,998
                                                             ---------    ---------
Long-term debt, net of current portion ...................     167,185      166,497
Capital lease obligations, net of current portion ........      21,555       23,181
Deferred income taxes ....................................       4,556        4,812
Other long-term liabilities ..............................       8,124       18,832
Minority interest ........................................       1,484          994
                                                             ---------    ---------
           Total long-term liabilities ...................     202,904      214,316
                                                             ---------    ---------


Shareholders' Equity:
  Ordinary shares ........................................         135          134
  Additional paid-in capital .............................     218,320      214,466
  Retained earnings ......................................      31,454        6,934
  Accumulated other comprehensive loss ...................      (3,019)      (6,725)
                                                             ---------    ---------
          Total shareholders' equity .....................     246,890      214,809
                                                             ---------    ---------
          Total liabilities and shareholders' equity .....   $ 799,579    $ 744,123
                                                             =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                       Three months ended
                                                  September 25,    September 30,
                                                      1998             1997
                                                  -------------    -------------

Net sales .................................         $422,948         $251,468
Cost of sales .............................          386,042          226,786
                                                    --------         --------
         Gross margin .....................           36,906           24,682
                                                    --------         --------
Operating expenses:
  Selling, general and administrative .....           16,555           11,806
  Goodwill and intangibles amortization ...              881            1,009
                                                    --------         --------
         Total operating expenses .........           17,436           12,815
                                                    --------         --------
         Income from operations ...........           19,470           11,867

Interest expense and other expense, net ...            4,853            4,333
                                                    --------         --------
         Income before income taxes .......           14,617            7,534

Provision for income taxes ................            1,754              912
                                                    --------         --------

         Net income .......................         $ 12,863         $  6,622
                                                    ========         ========
Earnings per share:
  Basic ...................................         $   0.62         $   0.39
  Diluted .................................         $   0.60         $   0.37

Shares used in computing per share amounts:
  Basic ...................................           20,827           17,042
  Diluted .................................           21,575           17,971


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Six months ended
                                                  September 25,    September 30,
                                                      1998             1997
                                                  -------------    -------------

Net sales .................................         $799,027         $487,013
Cost of sales .............................          729,065          439,303
                                                    --------         --------
         Gross margin .....................           69,962           47,710
                                                    --------         --------
Operating expenses:
  Selling, general and administrative .....           30,910           24,370
  Goodwill and intangibles amortization ...            1,761            1,753
                                                    --------         --------
         Total operating expenses .........           32,671           26,123
                                                    --------         --------
         Income from operations ...........           37,291           21,587

Interest expense and other expense, net ...            9,429            6,761
                                                    --------         --------
         Income before income taxes .......           27,862           14,826

Provision for income taxes ................            3,342            1,658
                                                    --------         --------

         Net income .......................         $ 24,520         $ 13,168
                                                    ========         ========
Earnings per share:
  Basic ...................................         $   1.18         $   0.77
  Diluted .................................         $   1.13         $   0.75

Shares used in computing per share amounts:
  Basic ...................................           20,765           16,997
  Diluted .................................           21,669           17,663


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                       Three months ended
                                                   September 25,   September 30,
                                                       1998            1997
                                                   -------------   -------------

Net income ...................................       $12,863         $ 6,622
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments ...         2,523            (165)
                                                     -------         -------
Comprehensive income .........................       $15,386         $ 6,457
                                                     =======         =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                        Six months ended
                                                  September 25,    September 30,
                                                      1998             1997
                                                  -------------    -------------

Net income ...................................      $ 24,520         $ 13,168
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments ...         3,261           (1,611)
                                                    --------         --------
Comprehensive income .........................      $ 27,781         $ 11,557
                                                    ========         ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Six months ended
                                                                    September 25,      September 30,
                                                                        1998               1997
                                                                     ---------          ---------
Net cash provided by operating activities ..................         $   2,206          $  23,463
                                                                     ---------          ---------

Cash flows from investing activities:
  Purchases of property and equipment ......................           (64,504)           (49,154)
  Proceeds from sale of property and equipment .............             1,389                522
  Remaining payment for 40% interest in FICO ...............              --               (2,200)
  Other investments ........................................            (2,085)            (2,000)
  Payment of earnout and remaining purchase price related to
   the acquisition of Astron ...............................           (24,000)            (6,250)
                                                                     ---------          ---------

Net cash used in investing activities ......................           (89,200)           (59,082)
                                                                     ---------          ---------
Cash flows from financing activities:
  Bank borrowings and proceeds from long-term debt .........            42,436            148,522
  Repayment of bank borrowings and long-term debt ..........           (17,919)          (112,267)
  Repayment of capital lease obligations ...................            (5,236)            (5,820)
  Proceeds from exercise of stock options ..................             3,856                989
                                                                     ---------          ---------
Net cash provided by financing activities ..................            23,137             31,424
                                                                     ---------          ---------
Effect of exchange rate changes on cash ....................            (1,613)              (722)
                                                                     ---------          ---------

Net decrease in cash and cash equivalents ..................           (65,470)            (4,917)
Cash and cash equivalents at beginning of period ...........            89,390             24,159
                                                                     ---------          ---------

Cash and cash equivalents at end of period .................         $  23,920          $  19,242
                                                                     =========          =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 25, 1998
                                   (unaudited)


Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended March 31, 1998 contained in the Company's 1998 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended September 25, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

Note B - Inventories

     Inventories consist of the following: (in thousands)

                                                       September 25,   March 31,
                                                           1998           1998
                                                         -------       --------
     Raw materials...................................   $133,452       $130,868
     Work-in-process.................................     27,323         21,536
     Finished goods..................................     23,516          4,673
                                                         -------       --------
                                                        $184,291       $157,077
                                                         =======       ========

Note C - Acquisitions

     On October 30, 1997, the Company acquired 92% of the outstanding common stock of Neutronics Holdings A.G. ("Neutronics"), an electronic manufacturing services provider with operations located in Austria and Hungary. The acquisition was accounted for as a pooling-of-interests and, accordingly, all financial statements presented have been retroactively restated to include the results of Neutronics.

     A reconciliation of the financial statements for the three months and six months ended September 30, 1997, to previously reported information is as follows (in thousands):

                                        Three months ended     Six months ended
                                        September 30, 1997    September 30, 1997
                                        ------------------    ------------------
     Net sales:
     Previously reported                     $210,087            $406,970
     Neutronics                                41,381              80,043
                                             --------            --------
     As restated                             $251,468            $487,013
                                             ========            ========
     Net income:
     Previously reported                     $  6,525            $ 11,837
     Neutronics                                    97               1,331
                                             --------            --------
     As restated                             $  6,622            $ 13,168
                                             ========            ========

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

     Reconciliation between basic and diluted earnings per share is as follows for the three and six month period ended September 25, 1998 and September 30, 1997 (in thousands, except per share data):

                                                    Three months ended              Six months ended
                                               September 25,   September 30,   September 25,   September 30,
                                                   1998            1997            1998            1997
                                                 -------         -------         -------         -------
Shares issued and outstanding (1) ......          20,827          16,582          20,765          16,537
Shares due to Astron (2) ...............            --               460            --               460
                                                 -------         -------         -------         -------
Weighted Average Ordinary Shares - basic          20,827          17,042          20,765          16,997
Common stock equivalent
  stock options (3) ....................             748             929             904             666
                                                 -------         -------         -------         -------
Weighted Average Ordinary Shares
  and equivalents - diluted ............          21,575          17,971          21,669          17,663
                                                 =======         =======         =======         =======

Net income .............................         $12,863         $ 6,622         $24,520         $13,168
                                                 =======         =======         =======         =======

Basic earnings per share: ..............         $  0.62         $  0.39         $  1.18         $  0.77
                                                 =======         =======         =======         =======

Diluted Earnings per share: ............         $  0.60         $  0.37         $  1.13         $  0.75
                                                 =======         =======         =======         =======

(1) Ordinary Shares issued and outstanding based on the weighted average method.

(2) Ordinary Shares to be issued as purchase price due to Astron's former shareholders in June 1998.

(3) Stock options of the Company calculated based on the treasury method using average market price for the period, if dilutive.

Note E - COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Comprehensive Income" in the first quarter of fiscal 1999. SFAS No. 130 requires companies to report an additional measure of income on the income statement referred to as "comprehensive income" or to create a separate financial statement that reflects comprehensive income. The Company's comprehensive income includes net income and foreign currency translation adjustments.

The following table sets forth the components of other comprehensive income
(loss) net of income tax as follows (in thousands):

                                             Three months ended              Three months ended
                                             September 25, 1998              September 30, 1997
                                       ------------------------------  -------------------------------
                                                    Tax                             Tax
                                       Pre-tax   (Expense)  Net-of-Tax  Pre-tax  (Expense)   Net-of-Tax
                                        Amount   or Benefit   Amount    Amount   or Benefit   Amount
                                       --------  ---------  ---------  --------  ----------  ---------
Foreign currency translation
 adjustments                           $  2,867  $    (344) $   2,523  $   (188) $       23  $    (165)
                                       --------  ---------  ---------  --------  ----------  ---------
Other comprehensive income (loss)      $  2,867  $    (344) $   2,523  $   (188) $       23  $    (165)
                                       ========  =========  =========  ========  ==========  =========

                                              Six months ended                Six months ended
                                             September 25, 1998              September 30, 1997
                                       ------------------------------  -------------------------------
                                                    Tax                             Tax
                                       Pre-tax   (Expense)  Net-of-Tax  Pre-tax  (Expense)   Net-of-Tax
                                        Amount   or Benefit   Amount    Amount   or Benefit   Amount
                                       --------  ---------  ---------  --------  ----------  ---------
Foreign currency translation
 adjustments                           $  3,706  $    (445) $   3,261  $ (1,814) $      203  $  (1,611)
                                       --------  ---------  ---------  --------  ----------  ---------
Other comprehensive income (loss)      $  3,706  $    (445) $   3,261  $ (1,814) $      203  $  (1,611)
                                       ========  =========  =========  ========  ==========  =========

Note G - NEW ACCOUNTING STANDARDS

     In 1998, the Company adopted SFAS No. 129, "Disclosure of information about capital structure." SFAS No. 129 requires companies to disclose certain information about their capital structure . SFAS No. 129 did not have a material impact on the Company's consolidated financial statement disclosures.

     In 1998, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be adopted by the Company in its 1999 annual consolidated financial statements. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and hold assets, and major customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K and its other Form 10-Qs, that attempt to advise interested parties of the risks and factors that may affect the Company's business. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Operating Results," that could cause future results to differ materially from historical results or those anticipated results.

OVERVIEW

     In recent years, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, through both acquisitions and internal growth. See "-Certain Factors Affecting Future Operating Results -- Management of Expansion and Consolidation."

     On March 31, 1998, the Company acquired Conexao Informatica Ltda., a Brazil-based electronics manufacturing service provider, in exchange for a total of 421,593 Ordinary Shares, of which 118,305 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies. On March 31, 1998, the Company also acquired Altatron, Inc., an electronics manufacturing service provider with facilities in California, Texas, and Scotland (together with a related real estate company) in exchange for 788,650 Ordinary Shares, of which 157,730 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies. The acquisitions of Conexao and Altatron have been accounted for as poolings-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because such acquisitions did not have a material impact on its consolidated financial statements. Accordingly, the balance sheets of Conexao and Altatron as of March 31, 1998 were included in the Company's consolidated balance sheet as of March 31, 1998 and the results of operations for Conexao and Altatron have been included in the Company's results of operations from March 31, 1998 onward.

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

     The ability of the Company to obtain the benefits of these acquisitions is subject to a number of risks and uncertainties, including the Company's ability to successfully integrate the acquired operations and its ability to maintain, and increase, sales to customers of the acquired companies. There can be no assurance that any acquisitions will not adversely affect the Company. See "-Certain Factors Affecting Future Operating Results - Risks of Acquisitions."

     In addition to acquisitions, the Company has also substantially increased overall capacity by expanding operations in North America, Asia and Europe. In June 1997, the Company leased a new 71,000 square foot facility in North America from which the Company offers a wide range of engineering services, and in July 1997 the Company completed construction of a new 73,000 square foot facility in North America dedicated to high volume PCB assembly. These new facilities are located adjacent to the Company's other California operations. Also in July 1997, the Company completed construction of a 101,000 square foot manufacturing facility on a 32-acre campus site in Guadalajara, Mexico. In Asia, the Company has expanded its Doumen, China facilities by developing an additional 224,000 square feet of capacity used for miniaturized gold-finished PCB fabrication and for PCB and full system assembly. In Europe, in fiscal 1999 the Company completed a 90,000 square foot expansion to a facility in Hungary. The Company has commenced production at these new or expanded facilities. The Company is also expanding its facilities in Brazil, China, Hungary, Mexico and the United States.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                  Three months ended                   Six months ended
                                             September 25,  September 30,       September 25,    September 30,
                                             -------------  -------------       ------------     -------------
                                                 1998           1997                1998             1997
                                                -----          -----               -----            -----
Net sales.....................................  100.0          100.0               100.0            100.0
Cost of sales.................................   91.3           90.2                91.2             90.2
                                                -----          -----               -----            -----
  Gross margin................................    8.7            9.8                 8.8              9.8
Selling, general and administrative...........    3.9            4.7                 3.9              5.0
Goodwill and intangibles amortization.........    0.2            0.4                 0.2              0.4
                                                -----          -----               -----            -----
  Income from operations......................    4.6            4.7                 4.7              4.4
Interest expense and other expense, net.......    1.2            1.7                 1.2              1.4
                                                -----          -----               -----            -----
  Income before income taxes..................    3.4            3.0                 3.5              3.0
Provision for income taxes....................    0.4            0.4                 0.4              0.3
                                                -----          -----               -----            -----
  Net income..................................    3.0            2.6                 3.1              2.7
                                                =====          =====               =====            =====

     Net Sales

     Substantially all of the Company's net sales have been derived from the manufacture and assembly of products for OEM customers. Net sales for the second quarter of fiscal 1999 increased 68.2% to $422.9 million from $251.5 million for the second quarter of fiscal 1998. Net sales for the six months ended September 25, 1998 increased 64.1% to $799.0 million from $487.0 million for the same period of fiscal 1998. The increase in net sales was primarily due to increased sales to certain existing customers and, to a lesser extent, from sales to new customers. The Company's five largest customers in the second quarter of fiscal 1999 accounted for approximately 65% of consolidated net sales, with no single customer exceeding 20% of consolidated net sales. During the second quarter of fiscal 1998, the Company's five largest customers accounted for approximately 58% of consolidated net sales, with one customer exceeding 20% of consolidated net sales. See "-Certain Factors Affecting Operating Results -- Customer Concentration; Dependence on Electronics Industry."

     Gross Profit

     Gross profit varies from period to period and is affected by, among other things, product mix, component costs, customer's product life cycles, unit volumes, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin decreased to 8.7% for the second quarter of fiscal 1999 from 9.8% for the same period of fiscal 1998. Gross profit margin decreased to 8.8% for the first six months of the current fiscal year from 9.8% for the first six months of fiscal 1998. The gross profit margin for the three and six month period ended September 25, 1998 was adversely affected by several factors including changes in customer and product mix, costs associated with expanding facilities in Mexico and Hungary, and weakness in the China facility's printed circuit board business. Prices paid to the Company by its significant customers can vary based on the customer's order level, with per unit prices typically declining as volumes increase. These changes in price and volume can materially affect the Company's gross profit margin. See "-Certain Factors Affecting Operating Results --Risks of Expansion of Operations."

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for the second quarter of fiscal 1999 increased to $16.6 million from $11.8 million in the second quarter of fiscal 1998 but decreased as a percentage of net sales to 3.9% for the second quarter of fiscal 1999 from 4.7% for the second quarter of fiscal 1998. SG&A increased from $24.4 million in the first six months of fiscal 1998 to $30.9 million in the first six months of fiscal 1999 but decreased as a percentage of net sales to 3.9% in fiscal 1999 from 5.0% in fiscal 1998. The dollar increase in SG&A was mainly due to the inclusion of the SG&A from Conexao and Altatron after the acquisition of these facilities on March 31, 1998, increased staffing and related administrative expenses, and increased expenses associated with the implementation of the Company's new information system in the areas of maintenance, staffing and training. SG&A expenses decreased as a percentage of net sales due to the increase in the Company's net sales. The Company anticipates its SG&A expenses will continue to increase in absolute terms in the future. However, to the extent that net sales continue to grow faster than SG&A expenses, the Company expects SG&A expenses may continue to decline as a percentage of net sales.

     Goodwill and Intangibles Amortization

     Goodwill and intangible assets are amortized on a straight-line basis over the estimated life of the benefits received, which ranges from three to twenty-five years. Goodwill and intangible asset amortization for the second quarter of fiscal 1999 decreased to $881,000 from $1.0 million for the same period of fiscal 1998. Goodwill and intangible assets amortization was $1.8 million for both the first six months of fiscal 1999 and for the same period of fiscal 1998. The decrease in goodwill and intangible assets amortization in the second quarter of fiscal 1999 was primarily due to the following factors. The second quarter of fiscal 1998 included a year to date reduction of its estimated useful lives of goodwill and intangible assets related to the Astron acquisition resulting in a higher goodwill and intangible assets amortization expenses. The second quarter of fiscal 1998 also included goodwill amortization of the Wales facility which was written off in March 1998 as a result of the closure of the Wales facility.

     Interest Expense and Other Expense, Net

     Net interest expense was $4.8 million for both the second quarter of fiscal 1999 and the second quarter of fiscal 1998. Net interest expenses increased slightly to $8.8 million for the first six months of fiscal 1999 from $8.3 million of the first six months of fiscal 1998. The slight increase in net interest expenses for the six month period was primarily attributable to the Company's issuance of $150.0 million principal amount of 8.75% senior subordinated notes in October 1997 partially offset by interest income.

     Other expense, net increased to a loss of $48,000 for the second quarter of fiscal 1999 compared to $487,000 gain for the second quarter of fiscal 1998. Other expense, net increased to a loss of $636,000 in the first six months of fiscal 1999 compared to $1.5 million gain in the first six months of fiscal 1998. The increase in other expense for the first six months of fiscal 1999 was primarily due to foreign exchange losses. The $1.5 million gain in the first six months of fiscal 1998 was primarily due to foreign exchange gains and income from an associated company.

     Provision for Income Taxes

     The Company's consolidated effective tax rate was 12.0% for the six months ended September 25, 1998 compared to 11.2% for the six months ended September 30, 1997. The increase was primarily due to increased expansion of operations in jurisdictions with higher tax rates.

     The Company is structured as a holding company, conducting its operations through manufacturing and marketing subsidiaries in Austria, Brazil, China, Hungary, Malaysia, Mauritius, Mexico, Singapore, Sweden, the United Kingdom, and the United States. These subsidiaries are subject to taxation in the country in which they have been formed. The Company's Asian and Hungarian manufacturing subsidiaries have, at various times, been granted certain tax relief in each of these countries, resulting in lower than would otherwise be the case under ordinary tax rates. The Company's United States subsidiaries have benefited from net operating loss carry-forwards. See "- Certain Factors Affecting Operating Results -- Risk of Increased Taxes."

Liquidity and Capital Resources

     The Company has funded its operations from the proceeds of public offerings of equity and debt securities, cash and cash equivalents generated from operations, bank debt and lease financing of capital equipment. At September 25, 1998, the Company had cash and cash equivalents balances totaling $23.9 million, total bank and other debts totaling $269.5 million and $80.5 million available for borrowing under its credit facility subject to compliance with certain financial covenants.

     Cash provided by operating activities was $2.2 million and $23.5 million for the first six months of fiscal 1999 and fiscal 1998, respectively. Cash provided by operating activities decreased primarily due to the increase in accounts receivable resulting from increased sales and the increase in inventories in response to growth in customer orders. Depreciation and amortization was $23.0 million in the first six months of fiscal 1999 and $14.0 million in the first six months of fiscal 1998.

     Cash used in investing activities was $89.2 million and $59.1 million for the first six months of fiscal 1999 and fiscal 1998, respectively. Cash used in investing activities for the first six months of fiscal 1999 was primarily related to capital expenditures of $64.5 million to purchase equipment in China, Mexico, Sweden and Hungary and payment of $24.0 million to the former shareholders of Astron for the remaining purchase price payable in connection with the Company's acquisition of Astron. Cash used in investing activities for the first six months of fiscal 1998 consisted primarily of expenditures for new and expanded facilities including plant construction at the Company's industrial parks in Doumen, China and Guadalajara, Mexico.

     Cash provided by financing activities was $23.1 million and $31.4 million for the first six months of fiscal 1999 and fiscal 1998, respectively. Cash provided by financing activities for the first six months of fiscal 1999 resulted primarily from net proceeds from short-term borrowings under the credit facilities partially offset by repayments of capital leases. Cash provided by financing activities for the first six months of fiscal 1998 consisted primarily of bank borrowings.

     The Company anticipates expending an aggregate of $15.0 million, of which $9.5 million has already been expended, to implement a new management information system, and anticipates funding these expenditures with cash from operations and borrowings under its credit facility. See "- Certain Factors Affecting Operating Results - Replacement of Management Information Systems; Year 2000 Compliance."

     The Company anticipates that its working capital requirements will increase in order to support anticipated increases in its business. In addition, the Company anticipates incurring significant capital expenditures in order to support the anticipated expansions of its facilities in Brazil, China, Hungary and Mexico. Future liquidity needs will depend on fluctuations in inventory levels, the timing of expenditures by the Company on new equipment, the extent to which the Company utilizes leases to finance new facilities and equipment, levels of shipments by the Company and changes in volumes of customer orders. The Company believes that its existing cash balances, together with anticipated cash flows from operations and amounts available under its credit facilities, will be sufficient to fund its operations at its current level of business. However, to the extent that the Company's operations continue to expand or the level of business increases, the Company may be required to obtain additional debt or equity financing. To the extent the Company finances its working capital and capital expenditures through increased borrowings, its interest expense may increase. From time to time, the Company may consider alternative financing opportunities, including certain off-balance sheet transactions such as sale leasebacks or receivable financings. See "- Certain Factors Affecting Operating Results -- Risks of Expansion of Operations."

Qualitative and Quantitative Disclosures About Market Risk

     There were no material changes during the three or six months ended September 25, 1998 to the Company's exposure to market risk for changes in interest rates. There were no material changes during the three or six months ended September 25, 1998 to the Company's foreign currency hedging programs.

Year 2000 Compliance

     The Company is aware of the issues associated with programming code in existing computer systems as the Year 2000 approaches. The Year 2000 computer issue refers to a condition in computer software where a two digit field rather than a four digit field is used to distinguish a calendar year. Unless corrected, some computer programs could be unable to function on January 1, 2000 (and thereafter until corrected), as they will be unable to distinguish the correct date. Such an uncorrected condition could significantly interfere with the conduct of the Company's business, could result in disruption of its operations, and could subject it to potentially significant legal liabilities.

     The Company is primarily addressing the Year 2000 issues by replacing its management information system with a new enterprise management information system that is designed to provide enhanced functionality. We have been advised that our new enterprise management information system is Year 2000 compliant. However, there can be no assurance that the new system will be Year 2000 compliant or that it will be implemented by January 1, 2000. The new system will significantly affect many aspects of our business, including our manufacturing, sales and marketing and accounting functions. In addition, the successful implementation of this system will be important to our future growth. The Company currently has implemented this new information system in certain facilities in Europe and North America and anticipates that the installation of the new system will be completed in the second quarter of fiscal 1999.

     The Year 2000 issue also could affect the Company's infrastructure and production lines. The possibility also exists that the Company could inadvertently fail to correct a Year 2000 problem with a mechanical equipment microcontroller. The Company believes the impact of such an occurrence would be minor, as substantial Year 2000 compliant equipment additions and upgrades have occurred in recent years. However, sufficient testing to date has not been completed to fully validate the readiness of its microprocessors. Additional testing is planned during fiscal 1999 to reasonably ensure their Year 2000 readiness.

     The Company has sent a Year 2000 Readiness Questionaire to most of its critical and significant suppliers and the Company is in the process of identifying and devoting resources to ensure Year 2000 compliance of these suppliers. The Company may need to find alternative suppliers based on the results of the questionaires. Their can be no assurance that the Company will be able to find suitable alternative suppliers and contract with them on reasonable prices and terms, and such inability could have a material and adverse impact on the Company's business and results of operations. The Company is currently working with many of its major customers to ensure year 2000 compliance and is currently being audited by many of its customers. The Company intends to review its contracts with customers and suppliers with respect to responsibility for Year 2000 issues and to seek to address such issues in future agreements with customers and suppliers.

     The Company has currently incurred in excess of $10 million in total hardware, software, and system related costs in connection with remediation of Year 2000 issues. These costs are primarily costs associated with the implementation of the Company's new information system. The Company anticipates expending an additional $5 to $7 million before January 1, 2000 to complete the implementation of the new information system and address any Year 2000 compliance issues. There can be no assurances that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's results of operations and financial condition.

     The Company currently anticipates the installation of the new system will be completed in the second quarter of fiscal 2000, but it could be delayed until later. Implementation of the new system could cause significant disruption in operations. In the event the new information system is not implemented by the second quarter of fiscal 2000, the Company has a contingency plan. The existing information system currently in use by a majority of the Company's operations can be upgraded to a new revision which the Company has been advised is Year 2000 compliant. The Company estimates the cost to upgrade the existing information system to be approximately $500,000. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which can have a material adverse effect upon the Company's business, operating results and financial condition.

Certain Factors Affecting Operating Results

     You should carefully consider the following factors as well as the other information contained or incorporated by reference in this filing before deciding to invest in the Ordinary Shares of Flextronics. These factors could cause our future results to differ materially from those expressed or implied in forward-looking statements made by us.

Risks of Expansion of Operations

     We have grown rapidly in recent periods, and this growth may not continue. A significant amount of our past growth was due to our completion of a number of acquisitions. We have reduced our focus on growth through acquisitions, and have not completed any acquisitions in fiscal 1999. As a result, our future growth will depend on internal expansion to a greater extent than has our past growth. Internal growth will require us to:

o    develop new customer relationships and expand existing ones,

o    improve our operational and information systems, and

o    further expand our manufacturing capacity.

     We plan to further expand our manufacturing capacity by expanding our facilities and by adding new equipment. This will require substantial new capital expenditures and operating lease commitments. Funds may not be available for this expansion, and we may not be able to obtain loans or operating leases with attractive terms. The expansion of our manufacturing facilities involves significant risks, including cost overruns, construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems. Delays in the expansion of our facilities could adversely affect our growth and our ability to meet customers' delivery schedules. We may experience inefficiencies as we integrate new operations, expand existing ones and manage geographically dispersed operations. We may not succeed in managing expansion effectively, and a failure to do so could have a material adverse effect on us. In addition, we expect our expansion to result in new fixed operating expenses, including substantial increases in depreciation expense and rental expense, that will increase our cost of sales. If our sales levels do not increase sufficiently to offset these expenses, our operating results would be adversely affected. Our expansion, both through acquisitions and internal growth, has contributed to our incurring significant accounting charges and experiencing volatility in our operating results. We may continue to experience volatility in operating results in connection with future expansion efforts.

Risks of Acquisitions

     Our acquisitions during the last two fiscal years represented a significant expansion of our operations. Acquisitions involve a number of risks and challenges, including: diversion of management's attention, the need to integrate acquired operations, and potential loss of key employees and customers of the acquired companies. In order to integrate acquired operations, we must implement our management information systems and our operating systems, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful, and could result in disruption in other parts of our business. In the event we are unsuccessful in integrating acquired operations, we would be materially adversely affected. We may not have had any experience operating in the geographic market of the acquired business. For example, prior to the acquisitions of the Karlskrona facilities, Neutronics and Conexao, we had no experience operating in Sweden, Central Europe or Brazil. In addition, acquisitions increase our expenses and working capital requirements. As a result of these and other factors, we may not achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition. Furthermore, any future acquisitions may require debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. No assurance can be given that we will consummate any acquisitions in the future.

Variability of Customer Requirements and Operating Results

     Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm long-term purchase commitments from our customers, and over the past few years we have experienced reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers would adversely affect our results of operations. In addition to the variability resulting from the short-term nature of our customers' commitments, other factors may contribute to significant fluctuations in our results of operations. These factors include:

o    the timing of customer orders,

o    the volume of these orders relative to our capacity,

o    customers' introductions and market acceptance of new products,

o    changes in demand for customers' products,

o    the timing of our expenditures in anticipation of future orders,

o    our effectiveness in managing manufacturing processes,

o    changes in cost and availability of labor and components,

o    changes in our product mix,

o    changes in economic conditions,

o local factors and events that may affect our production volume (such as local holidays), and

o    seasonality in customers' product requirements.

     We make significant decisions, including the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. Our ability to estimate future customer requirements is reduced by the short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have increased our manufacturing capacity, and plan further increases, there can be no assurance that we will have sufficient capacity at any given time to meet our customers' demands. In addition, as many of our costs and operating expenses are relatively fixed, a reduction in customer demand can have material adverse effect on our gross margins and operating income.

Customer Concentration; Dependence on Electronics Industry

     Sale to our five largest customers had represented a majority of our net sales in recent periods. The identity of our significant customers has varied from year to year, and our significant customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would have a material adverse effect on us. We cannot assure the timely replacement of expired, canceled, or reduced contracts with new business. See "--Variability of Customer Requirements and Operating Results." Factors affecting the electronics industry in general could have a material adverse effect on our customers, and as a result on us. Our customers' markets are characterized by rapidly changing technology and evolving industry standards. This frequently results in short product life cycles. Our success will depend to a significant extent on the success achieved by our customers in developing and marketing their products, some of which are new and untested. If customers' products become obsolete or fail to gain widespread commercial acceptance, our business may be materially adversely affected. Our customer's markets are also subject to economic cycles and are likely in the future to experience recessionary periods in the future. A recession in the industries we serve could have a material adverse effect on us.

Replacement of Management Information Systems; Year 2000 Compliance

     We are in the process of replacing our management information system with a new enterprise management information system that is designed to provide enhanced functionality. The new system will significantly affect many aspects of our business, including our manufacturing, sales and marketing and accounting functions. In addition, the successful implementation of this system will be important to our future growth. We currently anticipate that the installation of the new system will be completed in the second quarter of fiscal 1999, but it could be delayed until later. Implementation of the new system could cause significant disruption in operations. Difficulties or delays in the implementation of the new system could adversely affect our ability to meet customers' production schedules and our ability to access timely financial and operating information. We have been advised that our new enterprise management information system is Year 2000 compliant. However, there can be no assurance that the new system will be Year 2000 compliant or that it will be implemented by January 1, 2000. If the new system is not Year 2000 compliant or is not implemented by Year 2000 we could be materially adversely effected. In addition, we could be adversely affected if our customers and suppliers do not have information systems that are Year 2000 compliant.

Risk of Increased Taxes

     We have structured our operations in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. Our taxes could increase if these tax incentives are not renewed upon expiration, or tax rates applicable to us are increased. Substantially all of the products manufactured by our Asian subsidiaries are sold to customers based in North America and Europe. We believe that profits from our Asian operations are not sufficiently connected to jurisdictions in North America or Europe to give rise to income taxation there. However, tax authorities in jurisdictions in North America and Europe could challenge the manner in which profits are allocated among our subsidiaries, and we may not prevail in any such challenge. If our Asian profits became subject to income taxes in such other jurisdictions, our worldwide effective tax rate could increase.

Significant Leverage

     Our level of indebtedness presents risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on the indebtedness when due. Additionally, our leverage may make us more vulnerable to economic downturns, may limit our ability to pursue new business opportunities and may reduce our flexibility in responding to changing business and economic conditions.

Risks of Competition

     The electronics contract manufacturing industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of internal production. Certain of our competitors, including Solectron Corporation and SCI Systems, have substantially greater market shares than us, and substantially greater manufacturing, financial, research and development and marketing resources. In recent years many participants in the industry, including us, have substantially expanded their manufacturing capacity. If overall demand for contract manufacturing services should decrease, this increased capacity could result in substantial pricing pressures, which could adversely affect our operating results.

Risks of International Operations

     The geographical distances between Asia, the United States, Mexico and Europe create a number of logistical and communications challenges. Our manufacturing operations are located in a number of countries including Austria, Brazil, China, Hungary, Malaysia, Mexico, Sweden, the United Kingdom and the United States. As a result, we are affected by economic and political conditions in those countries, including:

o    fluctuations in the value of currency,

o    changes in labor conditions,

o    longer payment cycles,

o    greater difficulty in collecting accounts receivable,

o    burdens and costs of compliance with a variety of foreign laws, and

o    in some countries, political instability.

     Increases in duties and taxation, the imposition of restrictions on currency conversion or the transfer of funds, limitations on imports or exports or the expropriation of private enterprises could also have a material adverse effect on us. We could also be adversely affected if the current policies encouraging foreign investment or foreign trade by our host countries were to be reversed. In addition, the attractiveness of our services to our U.S. customers can be affected by changes in U.S. trade policies, such as "most favored nation" status and trade preferences for certain Asian nations. For example, trade preferences extended by the United States to Malaysia in recent years were not renewed in 1997. Finally, we could be adversely affected by inadequate infrastructure or the lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

Currency Fluctuations

     With the acquisitions of the Karlskrona facilities, Neutronics and Conexao, a significant portion of our business is conducted in the Swedish kronor, Austrian schilling and Brazilian real. In addition, some of our costs, such as payroll and rent, are denominated in currencies such as the Singapore dollar, the Hong Kong dollar, the Malaysian ringgit, the Hungarian forint, the Mexican peso, and the British pound, as well as the kronor, the schilling and the real. In recent years, the Hungarian forint, Brazilian real and Mexican peso have experienced significant devaluations. Changes in exchange rate between these and other currencies and the U.S. dollar will affect our cost of sales and operating margins. The impact of future exchange rate fluctuations cannot be predicted. Our European and Latin American operations use financial instruments, primarily forward purchase contracts, to hedge certain fixed Japanese yen, German deutschmark, U.S. dollar, and other foreign currency commitments arising from trade accounts payable and fixed purchase obligations. Because we hedge only fixed obligations, we do not expect that these hedging activities will have a material effect on our results of operations or cash flows. However, our hedging activities may be unsuccessful, and we may change or reduce our hedging activities in the future.

PART II - OTHER INFORMATION

Item 1 through 3. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders


     The company held its Annual General Meeting of shareholders on September 18, 1998, at which the following matters were acted upon :

1a)  Re-election of Mr. Michael J. Moritz to the board of directors.            For :          16,676,659
                                                                                Against :          22,040

1b)  Re-election of Mr. Richard L. Sharp to the board of directors.             For :          16,676,659
                                                                                Against :          22,040

2a)  Re-election of Mr. Patrick Foley to the board of directors.                For :          16,689,844
                                                                                Against :           5,626
                                                                                Abstain :           3,229

2b)  Re-election of Mr. Chuen Fah Alain Ahkong to the board of                  For :          16,689,844
       directors.                                                               Against :           5,626
                                                                                Abstain :           3,229

2c)  Re-election of Mr. Hui Shing Leong to the board of directors.              For :          16,689,844
                                                                                Against :           5,626
                                                                                Abstain :           3,229

3)   Adoption of the Directors' report, auditors' report and                    For :          16,695,943
       audited accounts for the fiscal year ended March 31, 1998.               Against :             434
                                                                                Abstain :           2,322

4)   Appointment of Arthur Andersen LLP as the Company's independent            For :          16,689,562
       auditors for the fiscal year ending March 31, 1999 and at a              Against :           6,218
       remuneration to be determined by the Board of Directors.                 Abstain :           2,919

5)   Approval of an amendment to the Company's 1993 Share Option Plan           For :          10,972,667
       relating to the increase in the maximum number of shares                 Against :       3,532,202
       authorized for issuance to 3,600,000 Ordinary Shares.                    Abstain :           9,507

6)   Approval of an ordinary resolution relating to Ordinary Shares             For :          13,832,736
       issuance.                                                                Against :         683,162
                                                                                Abstain :          14,312

7)   Approval of grant to the Board of  Directors of authority to declare       For :          14,442,668
       bonus issue of one ordinary share for every one existing                 Against :          77,745
       ordinary share held by shareholders of the company.                      Abstain :           9,797

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     Exhibits:


      (27) Financial data schedule as of September 25, 1998 and for the six months ended September 25, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FLEXTRONICS INTERNATIONAL LTD.
                                        (Registrant)


Date : November 9, 1998                 /s/  MICHAEL E.MARKS
                                        ----------------------------
                                             Michael E. Marks
                                             Chief Executive Officer

Date : November 9, 1998                 /s/  ROBERT R.B. DYKES
                                        ----------------------------
                                             Robert R.B. Dykes
                                             Senior Vice president of Finance
                                             and Administration and Chief
                                             Financial Officer (principal
                                             Financial and accounting
                                             officer)