Form 10-Q
period 1998-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 1999-02-16
CIK 866374

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

                For the quarterly period ended December 31, 1998

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

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     At February 9, 1999, there were 47,333,739 Ordinary Shares, S$0.01 par value, outstanding.

                        FLEXTRONICS INTERNATIONAL LIMITED
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                            Page

Item 1. Financial Statements
          Condensed Consolidated Balance Sheets - December 31, 1998
          and March 31, 1998 ...........................................       3
          Condensed Consolidated Statements of Income - Three Months
          Ended December 31, 1998 and 1997 .............................       4
          Condensed Consolidated Statements of Income - Nine Months
          Ended December 31, 1998 and 1997 .............................       5
          Statements of Comprehensive Income - Three Months Ended
          December 31, 1998 and 1997 ...................................       6
          Statements of Comprehensive Income - Nine Months Ended
          December 31, 1998 and 1997 ...................................       7
          Condensed Consolidated Statements of Cash Flow - Nine Months
          Ended December 31, 1998 and 1997 .............................       8
          Notes to Condensed Consolidated Financial Statements .........    9-11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................   12-20

                      PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...............................      21

        Signatures .....................................................      22

                          ITEM 1. FINANCIAL STATEMENTS

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                December 31,        March 31,
                                                                    1998              1998
                                                                -----------       -----------
                                                                (Unaudited)
                                ASSETS

Current Assets:
  Cash and cash equivalents ..............................      $   201,121       $    89,390
  Accounts receivable, net ...............................          179,906           155,125
  Inventories ............................................          197,141           157,077
  Deferred income taxes and other current assets .........           51,791            37,942
                                                                -----------       -----------
          Total current assets ...........................          629,959           439,534

Property and equipment, net ..............................          327,118           255,573
Other non-current assets .................................           50,379            49,016
                                                                -----------       -----------
          Total assets ...................................      $ 1,007,456       $   744,123
                                                                ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank borrowings and current portion of long-term debt ..      $    32,682       $    43,209
  Capital lease obligations ..............................           10,647             9,587
  Accounts payable and accrued liabilities ...............          237,555           177,084
  Other current liabilities ..............................           51,034            85,118
                                                                -----------       -----------
          Total current liabilities ......................          331,918           314,998
                                                                -----------       -----------
Long-term debt, net of current portion ...................          174,200           166,497
Capital lease obligations, net of current portion ........           27,418            23,181
Deferred income taxes ....................................            4,424             4,812
Other long-term liabilities ..............................            9,054            18,832
Minority interest ........................................            1,917               994
                                                                -----------       -----------
           Total long-term liabilities ...................          217,013           214,316
                                                                -----------       -----------

Shareholders' Equity:
  Ordinary Shares ........................................              296               134
  Additional paid-in capital .............................          416,787           214,466
  Retained earnings ......................................           46,803             6,934
  Accumulated other comprehensive loss ...................           (5,361)           (6,725)
                                                                -----------       -----------
          Total shareholders' equity .....................          458,525           214,809
                                                                -----------       -----------
          Total liabilities and shareholders' equity .....      $ 1,007,456       $   744,123
                                                                ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                           Three months ended
                                                              December 31,
                                                         1998            1997
                                                       --------        --------
Net sales ......................................       $499,901        $295,000
Cost of sales ..................................        457,068         266,192
                                                       --------        --------
         Gross margin ..........................         42,833          28,808
                                                       --------        --------
Operating expenses:
  Selling, general and administrative ..........         17,397          13,773
  Goodwill and intangibles amortization ........            879             951
                                                       --------        --------
         Total operating expenses ..............         18,276          14,724
                                                       --------        --------
Income from operations .........................         24,557          14,084

Other income and expenses:
  Interest expense .............................          5,729           4,331
  Interest income ..............................         (1,295)         (1,444)
  Merger-related expenses ......................           --             4,000
  Other expense, net ...........................          2,504              59
                                                       --------        --------
         Income before income taxes ............         17,619           7,138

Provision for income taxes .....................          2,126           1,197
                                                       --------        --------
         Net income ............................       $ 15,493        $  5,941
                                                       ========        ========
Earnings per share:
  Basic ........................................       $   0.36        $   0.15
  Diluted ......................................       $   0.34        $   0.15

Shares used in computing per share amounts:
  Basic ........................................         43,267          38,568
  Diluted ......................................         46,061          40,606


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                         Nine months ended
                                                            December 31,
                                                        1998            1997
                                                     ----------      ----------
Net sales .....................................      $1,298,928      $  782,013
Cost of sales .................................       1,186,133         705,496
                                                     ----------      ----------
         Gross margin .........................         112,795          76,517
                                                     ----------      ----------
Operating expenses:
  Selling, general and administrative .........          48,307          38,143
  Goodwill and intangibles amortization .......           2,640           2,704
                                                     ----------      ----------
         Total operating expenses .............          50,947          40,847
                                                     ----------      ----------
Income from operations ........................          61,848          35,670

Other income and expenses:
  Interest expense ............................          15,992          13,183
  Interest income .............................          (2,765)         (2,040)
  Merger related expenses .....................            --             4,000
  Other expense, net ..........................           3,140          (1,438)
                                                     ----------      ----------
         Income before income taxes ...........          45,481          21,965

Provision for income taxes ....................           5,468           2,856
                                                     ----------      ----------
         Net income ...........................      $   40,013      $   19,109
                                                     ==========      ==========
Earnings per share:
  Basic .......................................         $  0.95         $  0.54
  Diluted .....................................         $  0.90         $  0.51

Shares used in computing per share amounts:
  Basic .......................................          42,127          35,530
  Diluted .....................................          44,249          37,108


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                         Three months ended
                                                             December 31,
                                                         1998            1997
                                                       --------        --------
Net income .....................................       $ 15,493        $  5,941
Other comprehensive loss, net of tax:
  Foreign currency translation adjustments .....         (2,061)         (2,405)
                                                       --------        --------
Comprehensive income ...........................       $ 13,432        $  3,536
                                                       ========        ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                            Nine months ended
                                                              December 31,
                                                           1998          1997
                                                         --------      --------
Net income ........................................      $ 40,013      $ 19,109
Other comprehensive income (loss), net of tax :
  Foreign currency translation adjustments ........         1,200        (4,092)
                                                         --------      --------
Comprehensive income ..............................      $ 41,213      $ 15,017
                                                         ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Nine months ended
                                                                         December 31,
                                                                     1998            1997
                                                                  ---------       ---------
Net cash provided by operating activities ..................      $  38,327       $   4,435
                                                                  ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment ......................        (95,152)        (65,944)
  Proceeds from sale of property and equipment .............          5,905           1,095
  Remaining payment for 40% interest in FICO ...............           --            (2,200)
  Effect of Energipilot and DTM acquisitions ...............           --             1,504
  Other investments ........................................         (2,260)         (2,756)
  Payment of earnout and remaining purchase price related to
   the acquisition of Astron ...............................        (24,000)         (6,250)
                                                                  ---------       ---------
Net cash used in investing activities ......................       (115,507)        (74,551)
                                                                  ---------       ---------
Cash flows from financing activities:
  Bank borrowings and proceeds from long-term debt .........         63,334           3,220
  Repayment of bank borrowings and long-term debt ..........        (68,236)       (120,750)
  Repayment of capital lease obligations ...................         (7,452)         (7,298)
  Repayment of loan from related party .....................           --             2,975
  Repayment of note payable ................................           --              (108)
  Proceeds from exercise of stock options ..................          7,175           1,136
  Proceeds from Employee Stock Purchase Plan ...............          1,166            --
  Net proceeds from issuance of senior subordinated notes ..           --           145,687
  Net proceeds from equity offering ........................        194,000          95,297
                                                                  ---------       ---------
Net cash provided by financing activities ..................        189,987         120,159
                                                                  ---------       ---------
Effect of exchange rate changes on cash ....................         (1,076)           (869)
                                                                  ---------       ---------
Net increase ...............................................        111,731          49,174
Cash and cash equivalents at beginning of period ...........         89,390          24,159
                                                                  ---------       ---------
Cash and cash equivalents at end of period .................      $ 201,121       $  73,333
                                                                  =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (unaudited)

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended March 31, 1998 contained in the Company's 1998 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

Note B - Inventories

     Inventories consist of the following (in thousands):

                                              December 31,         March 31,
                                                 1998                1998
                                               --------            --------
     Raw materials ................            $159,951            $130,868
     Work-in-process ..............              23,605              21,536
     Finished goods ...............              13,585               4,673
                                               --------            --------
                                               $197,141            $157,077
                                               ========            ========

Note C - EARNINGS PER SHARE

     In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS No. 128, the Company presents two earnings per share ("EPS") amounts. Basic EPS is computed using the weighted average number of Ordinary Shares outstanding during the applicable periods. Diluted EPS is computed using the weighted average number of Ordinary Shares and dilutive Ordinary Share equivalents outstanding during the applicable periods. Ordinary Share equivalents include dilutive Ordinary Shares issuable upon the exercise of stock options and are computed using the treasury stock method.

     Reconciliation between basic and diluted earnings per share is as follows for the three and nine month periods ended December 31, 1998 and 1997 (in thousands, except per share data):

                                            Three months ended    Nine months ended
                                               December 31,          December 31,
                                            ------------------    ------------------
                                              1998       1997       1998       1997
                                            -------    -------    -------    -------
Shares issued and outstanding (1)            43,267     37,647     42,127     34,609
Shares due to Astron (2)                       --          921       --          921
                                            -------    -------    -------    -------
Weighted average ordinary shares - basic     43,267     38,568     42,127     35,530
Ordinary Shares equivalents:
  Stock options (3)                           2,794      2,038      2,122      1,578
                                            -------    -------    -------    -------
Weighted average ordinary shares
  and equivalents - diluted                  46,061     40,606     44,249     37,108
                                            =======    =======    =======    =======

Net income                                  $15,493    $ 5,941    $40,013    $19,109
                                            =======    =======    =======    =======

Basic earnings per share:                   $  0.36    $  0.15    $  0.95    $  0.54
                                            =======    =======    =======    =======

Diluted earnings per share:                 $  0.34    $  0.15    $  0.90    $  0.51
                                            =======    =======    =======    =======

(1) Ordinary Shares issued and outstanding based on the weighted average method.

(2) In fiscal 1998, the Company had a provision for the Ordinary Shares to be issued as purchase price due to Astron's former shareholders in June 1998. In fiscal 1999, the Company elected to settle this purchase price obligation in cash, which was its option. As a result, the provision for Ordinary Shares was eliminated.

(3) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive.


Note D - COMPREHENSIVE INCOME

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

     The following table sets forth the components of other comprehensive income
(loss) net of income tax as follows (in thousands):

                                                Three months ended                       Three months ended
                                                 December 31, 1998                        December 31, 1997
                                        ----------------------------------       ----------------------------------
                                                       Tax                                       Tax
                                       Pre-Tax      (Expense)    Net-of-Tax      Pre-Tax      (Expense)    Net-of-Tax
                                        Amount     or Benefit      Amount         Amount     or Benefit      Amount
                                       -------       -------       -------       -------       -------      -------
Foreign currency translation
 adjustments                           $(2,342)      $   281       $(2,061)      $(2,890)      $   485      $(2,405)
                                       -------       -------       -------       -------       -------      -------
Other comprehensive income (loss)      $(2,342)      $   281       $(2,061)      $(2,890)      $   485      $(2,405)
                                       =======       =======       =======       =======       =======      =======

                                                 Nine months ended                        Nine months ended
                                                 December 31, 1998                        December 31, 1997
                                        ----------------------------------       ----------------------------------
                                                       Tax                                       Tax
                                       Pre-Tax      (Expense)    Net-of-Tax      Pre-Tax      (Expense)    Net-of-Tax
                                        Amount     or Benefit      Amount         Amount     or Benefit      Amount
                                       -------       -------       -------       -------       -------      -------
Foreign currency translation
 adjustments                           $ 1,364       $  (164)      $ 1,200       $(4,704)      $   612      $(4,092)
                                       -------       -------       -------       -------       -------      -------
Other comprehensive income (loss)      $ 1,364       $  (164)      $ 1,200       $(4,704)      $   612      $(4,092)
                                       =======       =======       =======       =======       =======      =======

Note E - NEW ACCOUNTING STANDARDS

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company is currently evaluating this statement, but does not expect that it will have a material effect on the Company's financial position or results of operations.

Note F - EQUITY OFFERING

     On December 7, 1998, the Company completed an equity offering of 2.7 million Ordinary Shares at $72.50 per share with net proceeds of $194.0 million. Subsequent to December 7, 1998, the Company completed a two-for-one stock split and the shares from this offering have been restated to 5.4 million Ordinary Shares.

Note G - STOCK SPLIT

     The Company set a record date of December 22, 1998 for a two-for-one stock split to be effected as a bonus issue (the Singapore equivalent of a stock dividend). The distribution of 23,534,229 Ordinary Shares occurred on January 11, 1999. This stock dividend has been reflected in the Company's financial statements as of and for the three and nine months ended December 31, 1998, unless otherwise noted. All share and per share amounts have been retroactively restated to reflect the stock split.

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

OVERVIEW

     Flextronics is a leading provider of advanced electronics manufacturing services to original equipment manufacturers ("OEMs") in the telecommunications, networking, computer, consumer electronics and medical device industries. The Company provides a wide range of integrated services, from initial product design to volume production and fulfillment. In addition, the Company provides advanced engineering services, PCB layout, quickturn prototyping and test development. Throughout the production process, the Company offers logistics services, such as materials procurement, inventory management, and packaging and distribution. In recent years, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, through both acquisitions and internal growth.

     On March 31, 1998, the Company acquired Conexao Informatica Ltda., a Brazil-based electronics manufacturing service provider and Altatron, Inc., an electronics manufacturing service provider with facilities in California, Texas, and Scotland (together with a related real estate company). On December 1, 1997, the Company acquired DTM Products, Inc., a Colorado-based producer of injection molded plastics for North American OEMs, and acquired Energipilot AB, a Swedish company principally engaged in providing cables and engineering services to Northern European OEMs. The acquisitions of Conexao, Altatron, DTM Products and Energipilot have been accounted for as poolings-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because such acquisitions did not have a material impact on its consolidated financial statements. On October 30, 1997, the Company acquired 92% of the outstanding shares of Neutronics, an Austrian electronics manufacturing service provider with operations in Austria and Hungary. The acquisition was accounted for as a pooling-of-interests and accordingly, the Company has restated its prior period financial statements to give effect to this acquisition. The ability of the Company to obtain the benefits of these acquisitions is subject to a number of risks and uncertainties, including the Company's ability to successfully integrate the acquired operations and its ability to maintain, and increase, sales to customers of the acquired companies. There can be no assurance that any acquisitions will not adversely affect the Company. See "-Certain Factors Affecting Future Operating Results Risks of Acquisitions."

     In addition to acquisitions, the Company has substantially increased overall capacity by expanding operations in its industrial parks in China, Hungry and Mexico. As a result of these acquisitions and expansions, the Company's overall capacity has increased from approximately 1.0 million square feet at the end of Fiscal 1997 to over 2.7 million square feet at December 31, 1998, providing an extensive network of manufacturing facilities in the world's major electronics markets - Asia, the Americas, and Europe. The Company is continuing to expand operations and capacity at each of the industrial parks and plans to establish and industrial park in Brazil, See "-Certain Factors Affecting Future Operating Results -- Management of Expansion and Consolidation."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                          Three months ended   Nine months ended
                                              December 31,        December 31,
                                            ---------------     ---------------
                                             1998      1997      1998      1997
                                            -----     -----     -----     -----
Net sales ...........................       100.0     100.0     100.0     100.0
Cost of sales .......................        91.4      90.2      91.3      90.2
                                            -----     -----     -----     -----
  Gross margin ......................         8.6       9.8       8.7       9.8
Selling, general and administrative .         3.5       4.7       3.7       4.9
Goodwill and intangibles amortization         0.2       0.3       0.2       0.4
                                            -----     -----     -----     -----
  Income from operations ............         4.9       4.8       4.8       4.5
Merger-related expenses .............         --        1.4       --        0.5
Other expenses, net .................         1.4       1.0       1.3       1.2
                                            -----     -----     -----     -----
  Income before income taxes ........         3.5       2.4       3.5       2.8
Provision for income taxes ..........         0.4       0.4       0.4       0.4
                                            -----     -----     -----     -----
  Net income ........................         3.1       2.0       3.1       2.4
                                            =====     =====     =====     =====

     Net Sales

     Substantially all of the Company's net sales have been derived from the manufacture and assembly of products for OEM customers. Net sales for the third quarter of fiscal 1999 increased 69% to $499.9 million from $295.0 million for the third quarter of fiscal 1998. Net sales for the nine months ended December 31, 1998 increased 66% to $1.3 billion from $782.0 million for the nine months ended December 31, 1997. The increase in net sales was primarily due to increased sales to certain existing customers and, to a lesser extent, from sales to new customers. Sales for the third quarter also increased due to the growth in the Company's manufacture and assembly of consumer electronics during the holiday season. The Company's five largest customers in the third quarter of fiscal 1999 accounted for approximately 62% of consolidated net sales with one customer exceeding 20% and two customers exceeding 10%. During the third quarter of fiscal 1998, the Company's five largest customers accounted for approximately 60% of consolidated net sales, with one customer exceeding 30% of consolidated net sales and one customer exceeding 10%. During the first nine months ended December 31, 1998, the Company's five largest customers accounted for approximately 63% of consolidated net sales, with four customers exceeding 10% of consolidated net sales. During the first nine months ended December 31, 1997, the Company's five largest customers accounted for approximately 59% of consolidated net sales with one customer exceeding 20% of consolidated net sales and one customer exceeding 10%. See "-Certain Factors Affecting Operating Results -- Customer Concentration; Dependence on Electronics Industry."

     Gross Profit

     Gross profit varies from period to period and is affected by, among other things, product mix, component costs, customer's product life cycles, unit volumes, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin decreased to 8.6% for the third quarter of fiscal 1999 from 9.8% for the same period of fiscal 1998. Gross profit margin decreased to 8.7% for the first nine months of the current fiscal year from 9.8% for the first nine months of fiscal 1998. The gross profit margin for the three and nine month periods ended December 31, 1998 was adversely affected by several factors, including changes in customer and product mix, costs associated with expanding facilities in Mexico and Hungary, and overhead costs associated with the startup of new customers. Prices paid to the Company by its significant customers can vary based on the customer's order level, with per unit prices typically declining as volumes increase. These changes in price and volume can materially affect the Company's gross profit margin. See "-Certain Factors Affecting Operating Results --Risks of Expansion of Operations."

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for the third quarter of fiscal 1999 increased to $17.4 million from $13.8 million in the third quarter of fiscal 1998 but decreased as a percentage of net sales to 3.5% for the third quarter of fiscal 1999 from 4.7% for the third quarter of fiscal 1998. SG&A increased from $38.1 million in the first nine months of fiscal 1998 to $48.3 million in the first nine months of fiscal 1999, but decreased as a percentage of net sales to 3.7% in fiscal 1999 from 4.9% in fiscal 1998. The dollar increase in SG&A was mainly due to the inclusion of the SG&A from Conexao and Altatron after the acquisitions of these facilities on March 31, 1998, increased staffing and related administrative expenses, and increased expenses associated with the implementation of the Company's new information system in the areas of maintenance, staffing and training. SG&A expenses decreased as a percentage of net sales due to the increase in the Company's net sales. The Company anticipates its SG&A expenses will continue to increase in absolute terms in the future. However, to the extent that net sales continue to grow faster than SG&A expenses, the Company expects SG&A expenses may continue to decline as a percentage of net sales.

     Goodwill and Intangibles Amortization

     Goodwill and intangible assets are amortized on a straight-line basis over the estimated life of the benefits received, which ranges from three to twenty-five years. Goodwill and intangible asset amortization for the third quarter of fiscal 1999 decreased to $879,000 from $951,000 for the same period of fiscal 1998. Goodwill and intangible assets amortization was $2.6 million and $2.7 million for the first nine months of fiscal 1999 and fiscal 1998, respectively. The decrease in goodwill and intangible assets amortization in the third quarter of fiscal 1999 was primarily due to a write-off of goodwill in March 1998 as a result of the closure of the Wales facility.

     Interest Expense, net

     Net interest expense was $4.4 million for the third quarter of fiscal 1999 and $2.9 million for the third quarter of fiscal 1998. Net interest expenses increased to $13.2 million for the first nine months of fiscal 1999 from $11.1 million of the first nine months of fiscal 1998. The increase in net interest expenses for the nine month period was primarily attributable to the Company's issuance of $150.0 million principal amount of 8.75% senior subordinated notes in October 1997 partially offset by interest income.

     Merger-related Expenses

     In the third quarter of fiscal 1998, the Company recorded a one-time charge of $4.0 million related to the merger expenses associated with the acquisitions of Neutronics, Energipilot, and DTM Products. Until it was acquired by the Company, Neutronics had planned an initial public offering and approximately $1.9 million of these merger expenses represented the costs paid to the underwriters upon the cancellation of this offering.

     Other Expenses, net

     Other expense, net increased to a loss of $2.5 million for the third quarter of fiscal 1999 compared to $59,000 loss for the third quarter of fiscal 1998. The increase in other expense, net for the third quarter of fiscal 1999 was primarily due to a $2.3 million foreign exchange loss related to foreign currency transactions in Austria, Brazil, and Hungary. Other expense, net increased to a loss of $3.1 in the first nine months of fiscal 1999 compared to $1.4 million gain in the first nine months of fiscal 1998. The increase in other expenses, net in the first nine months of fiscal 1999 was primarily due to foreign exchange losses of $3.6 million. The $1.4 million gain in the first nine months of fiscal 1998 consisted primarily of foreign exchange gain.

     Provision for Income Taxes

     The Company's consolidated effective tax rates were 12.0% and 13.0% for the nine months ended December 31, 1998 and 1997, respectively.

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

     Liquidity and Capital Resources

     The Company has funded its operations from the proceeds of public offerings of equity and debt securities, cash and cash equivalents generated from operations, bank debt and lease financing of capital equipment. At December 31, 1998, the Company had cash and cash equivalents balances totaling $201.1 million, total bank and other debts totaling $206.9 million and $118.5 million available for borrowing under its credit facility subject to compliance with certain financial covenants.

     Cash provided by operating activities was $38.3 million and $4.4 million for the first nine months of fiscal 1999 and fiscal 1998, respectively. Cash provided by operating activities increased primarily due to the increase in net sales and improvement in accounts receivable collection. Depreciation and amortization was $36.7 million in the first nine months of fiscal 1999 and $22.0 million in the first nine months of fiscal 1998.

     Cash used in investing activities was $115.5 million and $74.6 million for the first nine months of fiscal 1999 and fiscal 1998, respectively. Cash used in investing activities for the first nine months of fiscal 1999 was primarily related to capital expenditures of $95.2 million to purchase equipment in Brazil, China, Hungary, Mexico, and Sweden and payment of $24.0 million to the former shareholders of Astron for the remaining purchase price payable in connection with the Company's acquisition of Astron. Cash used in investing activities for the first nine months of fiscal 1998 consisted primarily of expenditures for new and expanded facilities, including plant construction at the Company's industrial parks in Doumen, China and Guadalajara, Mexico, Sao Paulo, Brazil, and San Jose, California.

     Net cash provided by financing activities was $190.0 million and $120.2 million during the nine months ended December 31, 1999 and 1998, respectively. Cash provided by financing activities for the first nine months of fiscal 1999 resulted primarily from our December 1998 equity offering of 2.7 million Ordinary Shares (5.4 million shares after giving effect to our recent two-for-one stock split) with net proceeds of $194.0 million. Net cash provided by financing activities for the first nine months of fiscal 1998 resulted primarily from net proceeds from the issuance of senior subordinated notes of $145.7 million and net proceeds from the equity offering of $95.3 million, partially offset by repayments of bank borrowings, capital leases and long-term debt of $128.0 million.

     The Company anticipates expending an aggregate of approximately $16.0 to $18.0 million, of which approximately $14.0 million has already been expended, to implement a new management information system, and anticipates funding these expenditures with cash from operations and proceeds form the Company's recent equity offering. See "- Certain Factors Affecting Operating Results -- Replacement of management Information Systems; Year 2000 Compliance."

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

Qualitative and Quantitative Disclosures About Market Risk

     There were no material changes during the three or nine months ended December 31, 1998 to the Company's exposure to market risk for changes in interest rates. There were no material changes during the three or nine months ended December 31, 1998 to the Company's foreign currency hedging programs.

Certain Factors Affecting Operating Results

     You should carefully consider the following factors as well as the other information contained or incorporated by reference in this filing before deciding to invest in the Ordinary Shares of Flextronics. These factors could cause our future results to differ materially from those expressed or implied in forward-looking statements made by us.

Risks of Expansion of Operations

     We have grown rapidly in recent periods, and this growth may not continue. Internal growth will require us to develop new customer relationships and expand existing ones, improve our operational and information systems and further expand our manufacturing capacity.

     We plan to further expand our manufacturing capacity by expanding our facilities and by adding new equipment. Such expansion involves significant risks. For example:

o we may not be able to attract and retain the management personnel and skilled employees necessary to support expanded operations;

o we may not efficiently and effectively integrate new operations, expand existing ones and manage geographically dispersed operations;

o    we may incur cost overruns;

o we may encounter construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems that could adversely affect our growth and our ability to meet customers' delivery schedules; and

o we may not be able to obtain funds for this expansion, and we may not be able to obtain loans or operating leases with attractive terms.

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts, including substantial increases in depreciation expense and rental expense, that will increase our cost of sales. If our revenues do not increase sufficiently to offset these expenses, our operating results would be adversely affected. Our expansion, both through acquisitions and internal growth, has contributed to our incurring significant accounting charges and experiencing volatility in our operating results. We may continue to experience volatility in operating results in connection with future expansion efforts.

Risks of Acquisitions

     Acquisitions have represented a significant portion of the Company's growth strategy, and the Company intends to continue to pursue attractive acquisition opportunities. Our acquisitions during the last two fiscal years represented a significant expansion of our operations. Acquisitions involve a number of risks and challenges, including:

o    diversion of management's attention;

o    the need to integrate acquired operations;

o    potential loss of key employees and customers of the acquired companies;

o lack of experience operating in the geographic market of the acquired business; and

o    an increase in our expenses and working capital requirements.

     To integrate acquired operations, we must implement our management information systems and operating systems and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

     Any of these and other factors could adversely affect our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition. Furthermore, any future acquisitions may require debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. No assurance can be given that we will consummate any acquisitions in the future.

Variability of Customer Requirements and Operating Results

     Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers, and over the past few years we have experienced reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers would adversely affect our results of operations. In addition to the variable nature of our operating results due to the short-term nature of our customers' commitments, other factors may contribute to significant fluctuations in our results of operations. These factors include:

o    the timing of customer orders;

o    the volume of these orders relative to our capacity;

o    market acceptance of customers' new products;

o    changes in demand for customers' products and product obsolescence;

o    the timing of our expenditures in anticipation of future orders;

o    our effectiveness in managing manufacturing processes;

o    changes in the cost and availability of labor and components;

o    changes in our product mix;

o    changes in economic conditions;

o local factors and events that may affect our production volume (such as local holidays); and

o    seasonality in customers' product requirements.

     We make significant decisions, including the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer requirements. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have increased our manufacturing capacity and plan further increases, there can be no assurance we will have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can adversely affect our gross margins and operating income.

Customer Concentration; Dependence on Electronics Industry

     Sales to our five largest customers had represented a majority of our net sales in recent periods. The identity of our principal customers has varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would have a material and adverse effect on us. We can not assure the timely replacement of expired, canceled, or reduced contracts with new business. See "--Variability of Customer Requirements and Operating Results."

     Factors affecting the electronics industry in general could have a material adverse effect on our customers and, as a result on us. Our customers' markets are characterized by rapidly changing technology and evolving industry standards. This frequently results in short product life cycles. Our success will depend to a significant extent on the success achieved by our customers in developing and marketing their products, some of which are new and untested. If customers' products become obsolete or fail to gain widespread commercial acceptance, our business may be materially and adversely affected. Our customers' markets are also subject to economic cycles and are likely to experience recessionary periods in the future. A recession in the industries we serve could have a materials adverse effect on us.

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

     The Company is primarily addressing the Year 2000 issues by replacing its management information system with a new enterprise management information system that is designed to provide enhanced functionality. We have been advised that our new enterprise management information system is Year 2000 compliant. However, there can be no assurance that the new system will be Year 2000 compliant or that it will be implemented by January 1, 2000. The new system will significantly affect many aspects of our business, including our manufacturing, sales and marketing and accounting functions. In addition, the successful implementation of this system will be important to our future growth. The Company currently has implemented this new information system in certain facilities in Europe and North America and anticipates that the installation of the new system will be completed in September 1999.

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

     The Company has currently incurred in excess of $14.0 million in total hardware, software, and system related costs in connection with remediation of Year 2000 issues. These costs are primarily costs associated with the implementation of the Company's new information system and have primarily been capitalized as fixed assets. The Company anticipates expending an additional $2.0 to $4.0 million before January 1, 2000 to complete the implementation of the new information system and address any Year 2000 compliance issues. There can be no assurances that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's results of operations and financial condition.

     Although the Company currently anticipates the installation of the new system will be completed in September 1999, it could be delayed until later. Implementation of the new system could cause significant disruption in operations. In the event the new information system is not implemented by September 1999, the Company's contingency plan is to upgrade the existing information system currently in use by a majority of the Company's operations to a new version which the Company has been advised is Year 2000 compliant. The Company estimates the cost to upgrade the existing information system to be approximately $500,000. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which can have a material adverse effect upon the Company's business, operating results and financial condition.

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

Significant Leverage

     Our level of indebtedness presents risks to investors, including:

o the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on the indebtedness when due;

o    making us more vulnerable to economic downturns;

o limiting our ability to pursue new business opportunities; and reducing our flexibility in responding to changing business and economic conditions.

Risks of Competition

     The electronics manufacturing services industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of internal production. Certain of our competitors, including Solectron Corporation and SCI Systems, have substantially greater market shares than us, and substantially greater manufacturing, financial, research and development and marketing resources. In recent years, many participants in the industry, including us, have substantially expanded their manufacturing capacity. If overall demand for electronics manufacturing services should decrease, this increased capacity could result in substantial pricing pressures, which could adversely affect our operating results.

Risks of International Operations

     The geographical distances between Asia, the Americas and Europe create a number of logistical and communications challenges. Our manufacturing operations are located in a number of countries, including Austria, Brazil, China, Hungary, Malaysia, Mexico, Sweden, the United Kingdom and the United States. As a result, we are affected by economic and political conditions in those countries, including:

o    fluctuations in the value of currencies;

o    changes in labor conditions;

o    longer payment cycles;

o    greater difficulty in collecting accounts receivable;

o    burdens and costs of compliance with a variety of foreign laws;

o    political and economic instability;

o    increases in duties and taxation;

o    imposition of restrictions on currency conversion or the transfer of funds;

o    limitations on imports or exports;

o    expropriation of private enterprises; and

o reversal of the current policies (including favorable tax and lending policies) encouraging foreign investment or foreign trade by our host countries.

     The attractiveness of our services to our U.S. customers can be affected by changes in U.S. trade policies, such as "most favored nation" status and trade preferences for certain Asian nations. For example, trade preferences extended by the United States to Malaysia in recent years were not renewed in 1997. In addition, some countries in which we operate, such as Brazil, Mexico and Malaysia, have experienced periods of slow or negative growth, high inflation, significant currency devaluations and limited availability of foreign exchange. Furthermore, in countries such as Mexico and China, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on Flextronics. Finally, we could be adversely affected by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

Currency Fluctuations

     With the acquisitions of the Karlskrona facilities, Neutronics and Conexao, a significant portion of our business is conducted in the Swedish kronor, Austrian schilling and Brazilian real, respectively. In addition, some of our costs, such as payroll and rent, are denominated in currencies such as the Singapore dollar, the Hong Kong dollar, the Malaysian ringgit, the Hungarian forint, the Mexican peso, and the British pound, as well as the kronor, the schilling and the real. In recent years, the Hungarian forint, Brazilian real and Mexican peso have experienced significant devaluations, and in January 1999 the Brazilian real experienced further significant devaluations. Changes in exchange rates between these and other currencies and the U.S. dollar will affect our cost of sales and operating margins. We cannot predict the impact of future exchange rate fluctuations. Our European and Latin American operations use financial instruments, primarily forward purchase contracts, to hedge certain fixed Japanese yen, German deutschmark, U.S. dollar, and other foreign currency commitments arising from trade accounts payable and fixed purchase obligations. Because we hedge only fixed obligations, we do not expect that these hedging activities will have a material effect on our results of operations or cash flows. However, our hedging activities may be unsuccessful, and we may change or reduce our hedging activities in the future.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              (10.1) Second amendment to the amended and restated revolving credit agreement dated as of June 26, 1998 Among Flextronics International USA, Inc., Bankboston, N.A. and the lending institutions listed on Schedule 1 thereto.

              (10.2) Second amendment to the amended and restated revolving credit agreement dated as of June 26, 1998 among Flextronics International Ltd., Bankboston, N.A. and the lending institutions listed on Schedule 1 thereto.

              (10.3) Third amendment to the amended and restated revolving credit agreement dated as of September 29, 1998 among Flextronics International USA, Inc., Bankboston, N.A. and the lending institutions listed on Schedule 1 thereto.

              (10.4) Third amendment to the amended and restated revolving credit agreement dated as of September 29, 1998 among Flextronics International, Ltd., Bankboston, N.A. and the lending institutions listed on Schedule 1 thereto.

              (27) Financial data schedule as of December 31, 1998 and for the nine months ended December 31, 1998.

       (b)    Reports on Form 8-K

               The Company has filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FLEXTRONICS INTERNATIONAL LTD.
                                             (Registrant)


Date:  February 16, 1999                     /s/ MICHAEL E.MARKS
                                             ----------------------------
                                                 Michael E. Marks
                                                 Chief Executive Officer

Date:  February 16, 1999                     /s/ ROBERT R.B. DYKES
                                             ----------------------------
                                                 Robert R.B. Dykes
                                             Senior Vice president of Finance
                                             and Administration and Chief
                                             Financial Officer (principal
                                             Financial and accounting
                                             officer)