Form 10-K
period 1999-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 1999-06-29
CIK 866374

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

                 FOR THE FISCAL YEAR ENDED MARCH 31, 1999.

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                               _______________ TO
                                _______________.

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

The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $2,737 million, based upon the closing price of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 15, 1999, the Registrant had 48,122,058 outstanding shares of Common Stock.

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

===============================================================================

                        FLEXTRONICS INTERNATIONAL LIMITED
                                 1999 FORM 10-K
                                TABLE OF CONTENTS


                                     Part I

Item 1.  Business .............................................................4
Item 2.  Facilities...........................................................17
Item 3.  Legal Proceedings....................................................19
Item 4.  Submission of Matters to a Vote of Security Holders..................19

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters.........................................20
Item 6.  Selected Financial Data..............................................21
Item 7.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations...................................23
Item 8.  Financial Statements and Supplementary Data..........................38
Item 9.  Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosure....................................67

                                    Part III

Item 10. Directors and Executive Officers of the Registrant...................67
Item 11. Executive Compensation...............................................69
Item 12. Security Ownership of Certain Beneficial Owners and Management.......69
Item 13. Certain Relationships and Related Transactions.......................69

                                     Part IV

Item 14. Exhibits and Financial Statement Schedules...........................70

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

Item 1. BUSINESS

     Flextronics International Ltd. is a leading provider of advanced electronics manufacturing services to original equipment manufacturers ("OEM"") in the telecommunications, networking, computer, consumer electronics and medical device industries. We provide a wide range of integrated services, from initial product design to volume production and fulfillment. Our manufacturing services range from printed circuit board fabrication and assembly to complete product assembly and test. We believe that we have developed particular strengths in advanced interconnect, miniaturization and packaging technologies. In addition, we provide advanced engineering services, including product design, PCB layout, quick-turn prototyping and test development. Throughout the production process, we offer logistics services, such as materials procurement, inventory management, packaging and distribution.

     Through a combination of internal growth and acquisitions, we have become the fourth largest provider of electronics manufacturing services with revenues of $1.8 billion in fiscal 1999. We believe that our size, global presence and expertise enable us to win large outsourced manufacturing programs from leading multinational OEMs. We offer a complete and flexible manufacturing solution that provides accelerated time-to-market and time-to-volume production, as well as reduced production costs. By working closely with customers throughout the design, manufacturing and distribution process, and by offering highly responsive services, we believe that we can become an integral part of their operations.

     Our customers include industry leaders such as Alcatel, Bay Networks, Cisco, Compaq, Ericsson, Hewlett-Packard, Microsoft, Nokia, Philips, Sony and 3Com. In addition, we recently entered into relationships with a number of new customers, including Kodak, Intel, Qualcomm, Lucent and Rockwell. Due to our focus on high growth technology sectors, our prospects are influenced by certain major trends, such as the buildout of the communications and Internet infrastructure, the proliferation of wireless devices and other trends in electronics technologies. In addition, our growth is driven by the accelerating pace at which leading OEMs are adopting outsourcing as a core business strategy.

     We have established an extensive network of manufacturing facilities in the world's major electronics markets - Asia, the Americas and Europe - to serve the increased outsourcing needs of both multinational and regional OEMs. We strategically locate facilities near our customers' end markets and have located fully integrated, high volume manufacturing facilities in low cost regions worldwide. We have established industrial parks in China, Hungary and Mexico and are planning an industrial park in Brazil. These self-contained facilities provide a total manufacturing and fulfillment solution from a single site by locating manufacturing and distribution operations and suppliers together. This integrated approach to production and distribution benefits our customers by reducing logistical barriers and costs, improving supply-chain management, increasing flexibility, lowering transportation costs and reducing turnaround times.

     Since March 31, 1997, we have increased overall capacity by approximately
2.1 million square feet through internal growth and acquisitions. As a result, we have grown to approximately 3.5 million square feet of capacity on four continents.

Industry Overview

     Many OEMs in the electronics industry are increasingly utilizing electronics manufacturing service providers in their business and manufacturing strategies, and are seeking to outsource a broad range of manufacturing and related engineering services. Outsourcing allows OEMs to take advantage of the manufacturing expertise and capital investments of electronics manufacturing service providers, thereby enabling OEMs to concentrate on their core competencies, such as product development, marketing and sales. OEMs utilize electronics manufacturing service providers to enhance their competitive position by:

o    reducing production costs;

o    accelerating time-to-market and time-to-volume production;

o    accessing advanced manufacturing and design capabilities;

o    reducing capital investment requirements and fixed overhead costs;

o    improving inventory management and purchasing power; and

o    accessing worldwide manufacturing capabilities.

     As a result of these factors, industry sources estimate that the overall market for electronic manufacturing services has grown at an average annual rate of 25% from 1988 to 1997, reaching an estimated $73 billion in 1997.

Strategy

     Our objective is to enhance our position as a top tier provider of advanced electronics manufacturing services. Our strategy to meet this objective includes the following key elements:

     Serve Major Markets From Strategic, Low Cost Regions. We have established an extensive network of manufacturing facilities in the world's major electronics markets - Asia, the Americas and Europe - to serve the increased outsourcing needs of both multinational and regional OEMs. We strategically locate facilities near our customers' end markets and have located fully integrated, high volume manufacturing facilities in low cost regions worldwide. By operating in low cost areas, we are able to realize savings in lower labor, overhead, tax and transportation costs, which we can pass on to our customers.

     Capitalize on Industrial Park Strategy. We have established large, strategically located industrial parks in China, Hungary and Mexico, designed for high volume production, and are planning a new industrial park in Brazil. These self-contained facilities provide a total manufacturing and fulfillment solution from a single site by locating manufacturing and distribution operations and suppliers together. This integrated approach to production and distribution benefits our customers by reducing logistical barriers and costs, improving supply-chain management, increasing flexibility, lowering transportation costs and reducing turnaround times.

     Establish Close Relationships with Customers. We believe we can become an integral part of our customers' operations by working closely with them throughout the design, manufacturing and distribution process, and by offering flexible, highly responsive services. We believe we develop strong customer relationships through a management approach which fosters rapid decision-making and a customer service orientation that responds quickly to frequently changing customer design specifications and production requirements. In many cases, we closely integrate our information systems with those of our customers. This customer-focused approach allows us to accelerate our customers' time-to-market and time-to-volume production and helps them to respond quickly to change.

     Deliver Complete Manufacturing Solution. We believe OEMs are increasingly requiring a wider range of advanced engineering and manufacturing services in order to reduce their costs and accelerate their time to market. Building on our integrated engineering and manufacturing capabilities, we provide services from initial product design and test to final product assembly and distribution to the OEM's customers. In addition, our global network of industrial parks, manufacturing and technology centers, regional manufacturing facilities and product introduction centers provides customers with a scalable, flexible solution to support their needs as their products move from design and initial introduction to high volume production and distribution.

     Leverage Advanced Technological Capabilities. Our strengths in advanced miniaturization, packaging and interconnect technologies enable us to offer customers advanced design, technology and manufacturing solutions for their leading-edge products. Our product introduction centers are located in North America and Europe and provide a high level of engineering expertise to the customer. Our technological capabilities help our customers to shrink product size, improve product performance and reduce costs.

     There can be no assurance that our strategy, even if successfully implemented, will reduce the risks associated with the Company's business. See "- Risk Factors."

 Customers

     The Company's customers consist of a select group of OEMs in the telecommunications, networking, computer, consumer electronics and medical device industries. Within these industries, the Company's strategy is to seek long-term relationships with leading companies that seek to outsource significant production volumes of complex products. The Company has increasingly focused on sales to larger companies and to customers in the telecommunications, networking and consumer industries. In fiscal 1998 and fiscal 1999, the Company's five largest customers accounted for approximately 57% and 62%, respectively, of net sales. The loss of one or more major customers would have a material adverse effect on the Company, its results of operations, prospects or debt service ability. See "Risk Factors -- Customer Concentration; Dependence on Electronics Industry" and "-- Variability of Customer Requirements and Operating Results."

     The following table lists in alphabetical order the Company's largest customers in fiscal 1999 and the products for which the Company provides manufacturing services.

CUSTOMER                                     END PRODUCTS
-------------------------------------------  -----------------------------------
3Com/US Robotics...........................  Pilot electronic organizers
Advanced Fibre Communications..............  Local line loop carriers
Alcatel ...................................  Business telecommunications systems
Cisco .....................................  Data communications products
Ericsson...................................  Business telecommunications system
Hewlett Packard ...........................  Printers
Lifescan (a Johnson & Johnson company).....  Portable glucose monitoring system
Microsoft..................................  Computer peripheral devices and internet access devices
Nortel Networks............................  Data communications products
Philips....................................  Consumer electronics products

     In addition, the Company recently began manufacturing products for a number of new customers, including Intel (mother boards), Kodak (reusable cameras), Lucent (data communications products), Qualcomm (cellular phones) and Rockwell (modems). None of these customers represent more than 10% of the Company's net sales in fiscal 1999.

     The Company's largest customers during fiscal 1999 were Philips, Ericsson, and Cisco accounting for approximately 18%, 16% and 13%of consolidated net sales, respectively. No other customer accounted for more than 10% of consolidated net sales in fiscal 1999.

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

Services

     Flextronics offers a broad range of integrated services, providing customers with a total solution to take a product from initial design through volume production, test and distribution into post-sales service and support.

     Engineering Services. Our product introduction centers coordinate and integrate our worldwide design, prototype, test development and other engineering capabilities. Through these product introduction centers, we provide a broad range of engineering services and, in certain locations, dedicated production lines for prototypes. These services strengthen our relationships with manufacturing customers and attract new customers requiring advanced engineering services.

     To assist customers with initial design, we provide CAE and CAD-based design, engineering for manufacturability, circuit board layout and test development. We also coordinate industrial design and tooling for product manufacturing. After product design, we provide quick-turn prototyping. During this process, we assist with the transition to high volume production. By participating in product design and prototype development, we can reduce manufacturing costs and accelerate the time to high volume production.

     Materials Procurement and Management. Materials procurement and management consists of the planning, purchasing, expediting and warehousing of components and materials. Our inventory management expertise and volume procurement capabilities contribute to cost reductions and reduce total cycle time. Our industrial parks in China, Hungary and Mexico include providers of many of the custom components that we use, thus reducing material and transportation costs, simplifying logistics and facilitating inventory management.

     Assembly and Manufacturing. Our assembly and manufacturing operations include PCB assembly, assembly of subsystems and systems that incorporate PCBs and complex electromechanical components. A substantial portion of our net sales is derived from the manufacture and assembly of complete products. Flextronics employs just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes and statistical process control. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies (such as chip scale packaging, chip-on-board, ball grid array and thermal vias) enable us to offer a variety of advanced manufacturing solutions. In addition, we manufacture miniature gold-finished PCBs and develop and produce injection-molded plastic components.

     Test. We offer computer-aided testing of assembled PCBs, subsystems and systems, which contributes significantly to our ability to deliver high-quality products on a consistent basis. We work with our customers to develop product-specific test strategies. Our test capabilities include management defect analysis, in-circuit tests and functional tests. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. In addition, we also provide environmental stress tests of board or system assemblies.

     Distribution. We offer our customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. Increasingly, we ship products directly into customers' distribution channels or directly to the end-user. We believe that this service can provide our customers with a more comprehensive solution and enable them to be more responsive to market demands.

Competition

     The electronics manufacturing services industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. The Company competes against numerous domestic and foreign electronics manufacturing services providers, and current and prospective customers also evaluate the Company's capabilities against the merits of internal production. In addition, in recent years the electronics manufacturing industry has attracted a significant number of new entrants, including large

OEMs with excess manufacturing capacity, and many existing participants, including the Company, have significantly increased their manufacturing capacity by expanding their facilities and adding new facilities. In the event of a decrease in overall demand for electronics manufacturing services, this increased capacity could result in substantial pricing pressures which could adversely affect the Company's operating results. Certain of the Company's competitors, including Solectron, SCI Systems and Celestica, have substantially greater manufacturing, financial, research and development and marketing resources than the Company. As competitors increase the scale of their operations, they may increase their ability to realize economies of scale, to reduce their prices and to more effectively meet the needs of large OEMs. The Company believes that the principal competitive factors in the segments of the electronics manufacturing services industry in which it operates are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality and range of services available. Failure to satisfy any of the foregoing requirements could materially adversely affect the Company's competitive position, its results of operations, prospects or debt service ability.

Employees

     As of March 31, 1999, the Company employed approximately 18,147 persons. The Company has never experienced a work stoppage or strike and the Company believes that its employee relations are good.

     The Company's success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could have a material adverse effect on the Company, its results of operations, prospects or debt service ability. See "- Risk Factors -- Dependence of Key Personnel."

Recent Acquisitions

     In June 1999, Flextronics entered into an agreement to acquire Kyrel EMS Oyj, a provider of electronics manufacturing services with two facilities in Finland and one in Luneville, France. Kyrel employs approximately 900 people and its 1998 revenues were $230 million. Flextronics expects to issue approximately
1.9 million shares in the acquisition. Government approval is required in Finland and the transaction is expected to close in the second quarter of fiscal 2000. The acquisition of Kyrel Ems Oyj will be accounted for as a pooling-of-interests.

     In May 1999, Flextronics purchased the manufacturing facilities and related assets of ABB Automation Products in Vasteras, Sweden for approximately $25.9 million. This facility provides printed circuit board assemblies and other electronic equipment. Flextronics has also offered employment to 575 ABB personnel who were previously employed by ABB Automation Products. In connection with the acquisition of certain fixed assets, the Company has also entered into a manufacturing service agreement with ABB Automation Products.

     In April 1999, Flextronics entered into an agreement to purchase the manufacturing facilities and related assets of Ericsson's Visby, Sweden operations. Ericsson's Visby facility manufactures mobile systems infrastructure, primarily radio base stations. Under the terms of the agreement, Flextronics will acquire the facility, including equipment and materials. In connection with the acquisition of assets, the Company has also entered into a manufacturing service agreement with Ericsson. The asset transfer is expected to close during the second quarter of fiscal 2000.

     On March 1, 1999, Astron, a subsidiary of the Company, acquired the manufacturing facilities and related assets of Advanced Component Labs HK Ltd. ("ACL"), a Hong Kong based advanced technology printed circuit board manufacturer for $15.0 million cash. The Company believes the acquisition of ACL will enhance Astron's advanced packaging substrate technology to meet growing market demands for small handheld telecommunication and personal computing devices and plans to consolidate the operations of both Astron and ACL.

     On March 1, 1999, the Company increased its ownership of FICO Investment Holding Ltd. ("FICO") to 90% by acquiring an additional 50% of its equity interests for (i)$7.2 million cash, (ii)127,850 Ordinary Shares issued at closing valued at $4.8 million (iii)$3.0 million in 2% promissory notes due $1.0 million each in year 2000 through year 2002. FICO is a plastics injection molding company located in China.

     The ability of the Company to obtain the benefits of its recent acquisitions are subject to a number of risks and uncertainties, including the Company's ability to successfully integrate the acquired operations and its ability to maintain, and increase, sales to customers of the acquired companies. See "-Risk Factors - Risk of Acquisitions" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview.

RISK FACTORS

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

Risks of Acquisitions

     Acquisitions have represented a significant portion of the Company's growth strategy, and the Company intends to continue to pursue attractive acquisitions opportunities. Our acquisitions during the last two fiscal years represented a significant expansion of our operations. Acquisitions involve a number of risks and challenges, including:

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

     Any of these and other factors could adversely affect our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition. Furthermore, any future acquisitions may require additional debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. No assurance can be given that we will consummate any acquisitions in the future.

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

     One of our significant end-markets is the consumer electronics market. This market exhibits particular strength towards the end of the year in connection with the holiday season. As a result, we have experienced relative strength in our revenues in the third fiscal quarter.

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

Customer Concentration; Dependence on Electronics Industry

     Our five largest customers accounted for approximately 62% of consolidated net sales in fiscal 1999 and 57% in fiscal 1998. Our largest customers during fiscal 1999 were Philips, Ericsson and Cisco accounting for approximately 18%, 16% and 13% of consolidated net sales, respectively. Sales to our five largest customers had represented a majority of our net sales in recent periods. The identity of our principal customers has varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would have a material and adverse effect on us. We can not assure the timely replacement of expired, canceled, or reduced contracts with new business. See "--Variability of Customer Requirements and Operating Results."

     Factors affecting the electronics industry in general could have a material adverse effect on our customers and, as a result on us. Such factors include:

o the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which results in short product life cycles;

o the inability of our customers to develop and market their products, some of which are new and untested. If customers' products become obsolete or fail to gain widespread commercial acceptance, our business may be materially and adversely affected; and;

recessionary periods in our customers' markets.

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

o    limiting our ability to pursue new business opportunities; and

o reducing our flexibility in responding to changing business and economic conditions.

Risks of Competition

     The electronics manufacturing services industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of internal production. Certain of our competitors, including Solectron and SCI Systems, have substantially greater market shares than us, and substantially greater manufacturing, financial, research and development and marketing resources. In recent years, many participants in the industry, including us, have substantially expanded their manufacturing capacity. If overall demand for electronics manufacturing services should decrease, this increased capacity could result in substantial pricing pressures, which could adversely affect our operating results.

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

     Risks Relating to China. Under its current leadership, the Chinese government has been pursuing economic reform policies. There can be no assurance that the Chinese government will continue to pursue such policies, or that such policies will be successful if pursued. In addition, China does not have a comprehensive and highly developed system of laws, and enforcement of laws and contracts is uncertain. The United States annually reconsiders the renewal of most favored nation trading status of China. China's loss of most favored nation status could adversely affect us by increasing the cost to U.S. customers of products manufactured by us in China.

     Risks relating to Mexico. The Mexican government exercises significant influence over many aspects of the Mexican economy and its action could have a significant effect on private sector entities in general and the Company in particular. In addition, during the 1980s, Mexico experienced periods of slow or negative growth, high inflation, significant devaluation of the peso and limited availability of foreign exchange.

     Risks Relating to Hungary. Hungary has undergone significant political and economic change in recent years. Political, economic, social and other developments, and changes in laws could have a material and adverse effect on our business. Annual inflation and interest rates in Hungary have historically been much higher than those in Western Europe. Exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Laws and regulations in Hungary have been, and continue to be, substantially revised during its transition to a market economy. As a result, laws and regulations may be applied inconsistently. Also in some circumstances, it may not be possible to obtain the legal remedies provided for under those laws and regulations in a reasonably timely manner, if at all.

     Risks Relating to Brazil. During the past several years, the Brazilian economy has been affected by significant intervention by the Brazilian government. The Brazilian government has changed monetary, credit, tariff and other policies to influence the course of Brazil's economy. The Brazilian government's actions to control inflation and effect other policies have often involved wage, price and exchange controls as well as other measures such as freezing bank accounts and imposing capital controls.

Risks of Currency Fluctuations and Hedging Operations

     With the recent acquisitions of operations in Sweden, Austria and Brazil, a significant portion of our business is conducted in the Swedish kronor, European Euro and Brazilian real. In addition, some of our costs, such as payroll and rent, are denominated in currencies such as the Singapore dollar, the Hong Kong dollar, the Malaysian ringgit, the Hungarian forint, the Mexican peso, and the British pound, as well as the kronor, the euro and the real. In recent years, the Hungarian forint, Brazilian real and Mexican peso have experienced significant devaluations, and in January 1999 the Brazilian real experienced further significant devaluations. Changes in exchange rates between these and other currencies and the U.S. dollar will affect our cost of sales and operating margins. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts, to hedge certain fixed Japanese yen, European Euro, U.S. dollar, and other foreign currency commitments arising from trade accounts payable and fixed purchase obligations. Because we hedge only fixed obligations, we do not expect that these hedging activities will have a material effect on our results of operations or cash flows. However, our hedging activities may be unsuccessful, and we may change or reduce our hedging activities in the future.

Dependence of Key Personnel

     Our success depends to a larger extent upon the continued services of our key executives and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and there can be no assurance that we will retain our officers and key employees. We could be materially and adversely affected by the loss of such personnel.

Limited Availability of Components

     A substantial majority of our net sales are derived from turnkey manufacturing in which we are responsible for procuring materials, which typically results in our bearing the risk of component price increases. At various times, there have been shortages of certain electronic components. Component shortages could result in manufacturing and shipping delays or higher prices, which could have a material adverse effect on us.

Environmental Compliance Risks

     We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals. Although we believe that our facilities are currently in material compliance with applicable environmental laws, there can be no assurances that violations will not occur. The costs and penalties that could result from a violation of environmental laws could materially and adversely affect us.

Volatility of Market Price of Ordinary Shares

     The stock market in recent years have experienced significant price and volume fluctuations that have affected the market prices of technology companies. Such fluctuations have often been unrelated to or disproportionately impacted by the operating performance of such companies. The market for the Ordinary Shares may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of technological innovations or events affecting other companies in the electronics industry, currency fluctuations and general market conditions may have a significant effect on the market price of the Ordinary Shares.

Item 2. FACILITIES

     Our facilities consist of a global network of industrial parks, manufacturing and technology centers, providing a total of over 3.5 million square feet of capacity. Our industrial parks, each incorporating approximately 300,000 square feet of facilities, are designed for fully integrated, high volume manufacturing. These industrial parks offer manufacturing and distribution operations and suppliers that are located together at one site in low cost areas close to major electronics markets. Manufacturing and technology centers are facilities that have both medium and high volume manufacturing and product introduction centers and, as a result, are where we focus on launching customers' new products and transitioning them to volume production. Each center features advanced technological competency. Regional manufacturing facilities range from approximately 50,000 to 165,000 square feet and provide medium and high volume production in locations close to strategic markets. Product introduction centers provide a broad range of advanced engineering services and prototype and low volume production capabilities. All of our manufacturing facilities are registered to the quality requirements of the International Organization for Standardization (ISO 9002) or are in the process of final certification.

     Certain information about the Company's manufacturing and engineering facilities as of March 31, 1999 is set forth below:

                                YEAR          TYPE OF        APPROXIMATE        OWNED/
            LOCATION         COMMENCED(1)   FACILITY(2)      SQUARE FEET       LEASED(3)                 SERVICES
            --------         ------------   -----------      -----------       ---------                 --------
Althofen, Austria (4).....       1997            M,P            153,000          Owned          Full system manufacturing; PCB
                                                                                                assembly; design, prototype and
                                                                                                engineering services.
Sarvar, Hungary (4).......       1997            I              298,000         Leased(5)       Full system manufacturing; PCB
                                                                                                assembly; plastic injection
                                                                                                molding.
Tab, Hungary (4)..........       1997            R              150,000          Owned          Full system manufacturing; PCB
                                                                                                assembly.
Zalaegerszeg, Hungary (4).       1997            I              205,000          Owned          Full system manufacturing; PCB
                                                                                                assembly.
Sao Paulo, Brazil (6).....       1998            R               18,849         Leased          Complex, high value-added PCB
                                                                                                assembly.
Sao Paulo, Brazil (6).....       1998            R               39,431         Leased          Full system manufacturing; PCB
                                                                                                assembly.
Sao Paulo, Brazil (6).....       1998            R               18,953         Leased          Full system manufacturing; PCB
                                                                                                assembly.
Sao Paulo, Brazil (6).....       1998            R               18,480         Leased          Repair center.
Shenzhen,  China..........       1995            R              254,390         Leased          High volume PCB assembly.
Shenzhen,  China (7)......       1995            R               71,558         Leased          Plastic injection molding.
Shenzhen,  China (7)......       1998            R               92,786          Owned          Plastic injection molding.
Hong Kong, China (8)......       1996            M               37,883         Leased          Fabrication of high density
                                                                                                PCB.
Doumen, China (8).........       1996            I              199,491(9)       Owned(9)       Fabrication of high density,
                                                                                                miniaturized PCBs, high volume
                                                                                                PCB assembly.
Hong Kong, China (10).....       1999            M               73,738         Leased          Fabrication of high density
                                                                                                PCB.
Johore, Malaysia..........       1991            R               90,000          Owned          Full system manufacturing; PCB
                                                                                                assembly.
Guadalajara, Mexico.......       1997            R              219,701          Owned          High volume PCB assembly.
Guadalajara, Mexico.......       1998            I               77,396          Owned          Warehousing.
Guadalajara, Mexico.......       1998            I               87,864          Owned          Plastic injection molding.
Guadalajara, Mexico.......       1999            I               51,732          Owned          High volume PCB assembly.
Karlskrona, Sweden........       1997            M,P            419,640          Owned(11)      Assembly and test of complex
                                                                                                PCBs and systems and design and
                                                                                                prototype services.
Karlskrona, Sweden........       1998            M               25,286         Leased          Tooling and distribution
                                                                                                services.
Stockholm, Sweden.........       1997            M               73,244         Leased          Installation services and
                                                                                                and assembly of cables.
Stockholm, Sweden.........       1998            P               21,950         Leased          Design and prototype services.
Katrineholm, Sweden.......       1998            M               33,248         Leased          Assembly of cables and full
                                                                                                system assembly.

Hamilton, Scotland (12)...       1998            R,P             46,000         Leased          Complex, high value-added PCB
                                                                                                assembly and engineering services.
Fremont, California (12)..       1998            M               48,000         Leased          Complex, high value-added PCB
                                                                                                assembly.
Fremont, California (12)..       1998            M               83,480          Owned          Complex, high value-added PCB
                                                                                                assembly.
Fremont, California (12)..       1998            M               41,968          Owned          Complex, high value-added PCB
                                                                                                assembly.
San Jose, California......       1994            M               65,000         Leased          Full system manufacturing; PCB
                                                                                                assembly.
San Jose, California......       1996            M               33,000         Leased          Complex, high value-added PCB
                                                                                                assembly.
San Jose, California......       1997            M               73,000          Owned          Complex, high value-added PCB
                                                                                                assembly.
San Jose, California......       1999            M               40,000          Owned          Complex, high value-added PCB
                                                                                                assembly.
San Jose, California......       1998            M               22,000         Leased          PCBA and full system assembly.
San Jose, California......       1998            M               24,000         Leased          PCBA and full system assembly.
San Jose, California......       1998            M               64,000         Leased          Warehousing.
San Jose, California......       1996            P               72,000         Leased          Engineering services and
                                                                                                corporate functions.
Niwot, Colorado (13)......       1997            M,P             37,055         Leased          Plastic injection molding and
                                                                                                engineering services.
Richardson, Texas.........       1995            R,P             47,000         Leased          Test, development, procurement,
                                                                                                warehousing and engineering
                                                                                                services.
Westford, Massachusetts...       1987            P               36,200         Leased          Design and prototype services.
Monza, Italy (4)..........       1997            P                --(14)            --          Engineering services.


(1) Refers to year acquired, leased or constructed by Flextronics or its predecessor.

(2)  "I" designates Industrial parks.

     "M" designates Manufacturing and technology centers.

     "R" designates Regional manufacturing facilities.

     "P" designates Product introduction centers.

(3) The leases for our leased facilities expire between the years 1999 and 2051.

(4)  Acquired in fiscal 1998 in connection with the Neutronics acquisition.

(5) Flextronics currently owns the land and certain of the buildings located in the Sarvar Industrial Park and leases other buildings at this location.

(6)  Acquired in fiscal 1998 in connection with the Conexao acquisition.

(7)  Acquired in fiscal 1999 in connection with the FICO acquisition.

(8)  Acquired in fiscal 1996 in connection with the Astron acquisition.

(9) Excludes approximately 446,163 square feet used for dormitories, infrastructure and other functions. The Company has land use rights for this facility through 2042.

(10) Acquired in fiscal 1999 in connection with the ACL acquistion.

(11) Ericsson has retained certain rights with respect to the Company's use and disposition of the Karlskrona Facilities.

(12) Acquired in fiscal 1998 in connection with the Altatron acquisition.

(13) Acquired in fiscal 1998 in connection with the DTM acquisition.

(14) A subsidiary has 55% ownership in this facility in Monza, Italy.

     The campus facilities in China, Hungary, and Mexico are designed to be integrated facilities that can produce certain components used by the Company, manufacture complete products for customers, warehouse the products and distribute them directly to customer's distribution channels. The Company believes that by offering all of those capabilities at the same site, it can reduce material and transportation costs, simplify logistics and communications, and improve inventory management. This enables Flextronics to provide customers with a more complete, cost-effective manufacturing solution.

     Since March 31, 1997, we have increased overall capacity by approximately
2.1 million square feet through internal growth and acquisitions. As a result, we have grown to approximately 3.5 million square feet of capacity on four continents. We plan to further expand our facilities and add new equipment. There can be no assurance that the Company will not encounter unforeseen difficulties, costs or delays in expanding its facilities. See "Item 1 - Business - Risk Factors - Risks of Expansion of Operations."


Item 3. LEGAL PROCEEDINGS

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF ORDINARY SHARES

     The Company's Ordinary Shares are traded on the Nasdaq National Market under the symbol "FLEX". The following table shows the high and low closing sale prices of the Company's Ordinary Shares since the beginning of the Company's 1998 fiscal year (giving effect to our December 1999 two-for-one stock split).

                                                        HIGH       LOW
                                                       ------    -------
  Fiscal 1998
    First Quarter....................................  $13 1/2   $ 8 3/4
    Second Quarter...................................  $23 13/16 $13 3/16
    Third Quarter....................................  $24 1/16  $16 1/4
    Fourth Quarter...................................  $23 15/16 $14 7/8
  Fiscal 1999
    First Quarter....................................  $25 9/16  $18 3/16
    Second Quarter...................................  $23 1/2   $11 5/16
    Third Quarter....................................  $42 13/16 $14 9/16
    Fourth Quarter...................................  $51       $33 1/8

     On June 15, 1999, there was 48,122,058 holders of record and the closing sale price of the Ordinary Shares was $56.875 per share.

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

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the fiscal years ended March 31, 1995, 1996, 1997, 1998 and 1999. These historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

                                                                         FISCAL YEAR ENDED MARCH 31,
                                                                   (IN THOUSANDS, except per share amounts)
                                                --------------------------------------------------------------------------------
                                                   1995           1996              1997              1998              1999
                                                -----------    -----------       -----------       -----------       -----------
Net sales ...................................   $   292,149    $   572,045       $   640,007       $ 1,113,071       $ 1,807,628
Cost of sales ...............................       265,426        517,732           575,142         1,004,170         1,652,891
                                                -----------    -----------       -----------       -----------       -----------
Gross margin ................................        26,723         54,313            64,865           108,901           154,737
Selling, general and administrative .........        15,771         28,138            36,277            53,695            68,121
Goodwill and intangible amortization ........           762          1,296             2,648             3,659             3,622
Provision for excess facilities .............          --            1,254(1)          5,868(2)          8,869(3)          3,361(4)
Acquired in-process research and development             91         29,000(1)           --                --               2,000(4)
                                                -----------    -----------       -----------       -----------       -----------
Income (loss) from operations ...............        10,099         (5,375)           20,072            42,678            77,633
Merger-related expenses .....................          (816)          --                --              (7,415)(3)          --
Other expense, net ..........................        (1,814)        (4,924)           (6,425)          (13,092)          (18,333)
                                                -----------    -----------       -----------       -----------       -----------
Income (loss) before income taxes ...........         7,469        (10,299)           13,647            22,171            59,300
Provision for income taxes ..................         1,588          3,847             2,027             2,258             7,770
                                                -----------    -----------       -----------       -----------       -----------
Net income (loss) ...........................   $     5,881    $   (14,146)      $    11,620       $    19,913       $    51,530
                                                ===========    ===========       ===========       ===========       ===========
Diluted net income (loss) per share .........   $      0.20    $     (0.46)      $      0.34       $      0.52       $      1.12
                                                ===========    ===========       ===========       ===========       ===========
Weighted average Ordinary Shares and
  equivalents outstanding -- diluted ........        29,764         30,872            34,656            38,194            46,163


                                                                          FISCAL YEAR ENDED MARCH 31,
                                                                                (IN THOUSANDS)
                                                --------------------------------------------------------------------------------
                                                    1995           1996              1997              1998              1999
                                                -----------    -----------       -----------       -----------       -----------
Balance Sheet Data:
Total current assets ........................   $   128,681    $   182,296       $   254,396       $   439,534       $   654,032
Property and equipment, net .................   $    47,258    $    91,792       $   149,015       $   255,573       $   367,507
Goodwill and other non-current assets .......   $     9,247    $    35,179       $    42,881       $    49,016       $    72,840
Total assets ................................   $   185,186    $   309,267       $   446,292       $   744,123       $ 1,094,379
Total current liabilities ...................   $    91,945    $   156,769       $   284,641       $   314,998       $   412,887
Long-term debt and capital leases, excluding
  current portion ...........................   $    18,278    $    31,894       $    29,128       $   189,678       $   197,179
Other non-current liabilities ...............   $     6,530    $    35,033       $    33,178       $    24,638       $    18,062
Total liabilities ...........................   $   116,753    $   223,696       $   346,947       $   529,314       $   628,128
Total Shareholders' equity ..................   $    68,433    $    85,571       $    99,345       $   214,809       $   466,251
Total liabilities and shareholders' equity ..   $   185,186    $   309,267       $   446,292       $   744,123       $ 1,094,379
Working capital .............................   $    36,737    $    25,527       $   (30,245)      $   124,536       $   241,145
Long-term debt and capital leases,
  including current portion..................   $    23,055    $    75,566       $   165,916       $   242,474       $   261,072

Cash Flows Data:
Depreciation and amortization ...............   $     7,183    $    13,864       $    18,140       $    30,948       $    50,407
Cash flow from operations ...................   $    (5,243)   $     2,418       $    54,369       $    38,286       $    65,379
Capital expenditures ........................   $    21,848    $    23,520       $    37,503       $    98,617       $   147,865


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

(4) In fiscal 1999, the Company incurred plant closing expenses aggregating to $3.4 million in connection with consolidating its manufacturing facilities in Hong Kong after the acquisition of ACL and restructuring some of its U.S. manufacturing facilities. The Company also wrote off $2.0 million of in-process research and development associated with the acquisition of ACL.

Item 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In recent years, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, through both acquisitions and internal growth. See "Item 1 - Business - Risk Factors -- Risks of Expansion of Operations," "Item 1 - Business - Risk Factors -- Risks of Acquisitions" and Note 11 of Notes to Consolidated Financial Statements.

     In June 1999, Flextronics entered into an agreement to acquire Kyrel EMS Oyj, a provider of electronics manufacturing services with two facilities in Finland and one in Luneville, France. Kyrel employs approximately 900 people and its 1998 revenues were $230 million. Flextronics expects to issue approximately
1.9 million shares in the acquisition. Government approval is required in Finland and the transaction is expected to close in the second quarter of fiscal 2000. The acquisition of Kyrel EMS Oyj will be accounted for as a pooling-of-interests.

     In May 1999, Flextronics purchased the manufacturing facilities and related assets of ABB Automation Products in Vasteras, Sweden for approximately $25.9 million. This facility provides printed circuit board assemblies and other electronic equipment. Flextronics has also offered employment to 575 ABB personnel who were previously employed by ABB Automation Products. In connection with the acquisition of certain fixed assets, the Company has also entered into a manufacturing service agreement with ABB Automation Products.

     In April 1999, Flextronics entered into an agreement to purchase the manufacturing facilities and related assets of Ericsson's Visby, Sweden operations. Ericsson's Visby facility manufactures mobile systems infrastructure, primarily radio base stations. Under the terms of the agreement, Flextronics will acquire the facility, including equipment and materials. In connection with the acquisition of assets, the Company has also entered into a manufacturing service agreement with Ericsson. The asset transfer is expected to close during the second quarter of fiscal 2000.

     On March 1, 1999, the Company acquired the manufacturing facility and related assets of Advanced Component Labs HK Ltd. ("ACL"), a Hong Kong based advanced technology printed circuit board manufacturer for $15.0 million cash. The transaction has been accounted for under the purchase method. As a result, the purchase price was allocated to the assets based on their estimated fair market values at the date of acquisition. As of the date of acquisition, $7.8 million of the purchase price was allocated to goodwill and which is amortized over 10 years and $2.0 million of the purchase price was allocated to in-process research and development related to development projects which had not reached technological feasibility and had no probable alternative future uses; accordingly, the Company expensed the $2.0 million on the date of acquisition as a charge to operations. ACL's in-process research and development projects were initiated to address the rapid technological change associated with the miniaturized printed circuit board market. The incomplete projects include developing technology for a low cost Ball Grid Array package, developing thermal vias, and developing new methods that enable the use of extremely thin 1.5 mil technology. The Company believes the efforts to complete the acquired in-process research and development projects will consist of internally staffed engineering costs over the next fiscal year. These costs are estimated to be approximately $1.1 million to complete the research and development. There can be no assurance that the Company will succeed in making commercially viable products from the ACL research and development projects.

     On March 1, 1999, the Company increased its ownership of FICO to 90% by acquiring an additional 50% of its equity interests for (i)$7.2 million cash,
(ii)127,850 Ordinary Shares issued at closing valued at $4.8 million (iii)$3.0 million in 2% promissory notes due $1.0 million each in year 2000 through year 2002. This transaction has been accounted for under the purchase method and accordingly, the results of operations for FICO have been included in the accompanying consolidated statements of operations since March 1, 1999. The acquisition of this additional 50% interest resulted in additional goodwill and intangible assets of $8.5 million and $420,000 which were being amortized over 8 and 3 years, respectively.

     On March 31, 1998, the Company acquired Conexao, a Brazil-based electronics manufacturing service provider, in exchange for a total of 843,186 Ordinary Shares, of which 236,610 Ordinary Shares were to be issued upon resolution of certain general and specific contingencies. The contingencies were resolved and the 236,610 Ordinary Shares were issued on March 1999. On March 31, 1998, the Company also acquired Altatron, an electronics manufacturer service provider headquartered in Fremont, California, with facilities in Fremont, California; Richardson, Texas; and Hamilton, Scotland in exchange for 1,577,300 Ordinary Shares, of which 315,460 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies. The contingencies were resolved and the 315,460 Ordinary Shares were issued subsequent to fiscal 1999. The acquisitions of Conexao and Altatron have been accounted for as a pooling-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because they did not have a material impact on its consolidated results of operations. Accordingly, the balance sheets of Conexao and Altatron as of March 31, 1998 were included in the Company's consolidated balance sheet as of March 31, 1998 and the results of operations for Conexao and Altatron are included in the Company's results of operations beginning in the first quarter of fiscal 1999.

     On December 1, 1997 the Company acquired DTM Products, Inc., a Colorado-based producer of injection molded plastics for North American OEMs, in exchange for 504,938 Ordinary Shares, and acquired Energipilot AB, a Swedish company principally engaged in providing cables and engineering services for Northern European OEMs, in exchange for 459,980 Ordinary Shares. The acquisitions of DTM and Energipilot have been accounted for as a pooling-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because they did not have a material impact on its consolidated results. Accordingly, the results of operations for DTM and Energipilot beginning in December 1, 1997 are included in the Company's consolidated statement of operations.

     On October 30, 1997, the Company acquired 92% of the outstanding shares of Neutronics, an Austrian electronics manufacturing service provider with operations in Austria and Hungary for 5,612,000 Ordinary Shares of the Company. The acquisition was accounted for as a pooling-of-interests and accordingly, the Company has restated its prior period financial statements to give effect to this acquisition.

     On March 27, 1997, the Company acquired the facilities in Karlskrona, Sweden from Ericsson for approximately $82.4 million. The acquisition was financed by borrowings from banks, which the Company repaid in October 1997 with the net proceeds from the Company's debt and equity offerings. The transaction has been accounted for under the purchase method. As a result, the purchase price was allocated to the assets based on their estimated fair market values at the date of acquisition.

     The ability of the Company to obtain the benefits of these acquisitions is subject to a number of risks and uncertainties, including the Company's ability to successfully integrate the acquired operations and its ability to maintain, and increase, sales to customers of the acquired companies. There can be no assurance that any acquisitions will not materially affect the Company. See "Item 1 - Business - Risk Factors - Risks of Acquisitions."

     In fiscal 1999, the Company wrote off $2.0 million of in-process research and development associated with the acquisition of ACL. The Company also incurred $3.4 million associated with the consolidation of excess facilities in Hong Kong and United States. At the completion of the Hong Kong consolidation process, all the Hong Kong facilities will occupy 60,000 square feet of manufacturing space with approximately 300 employees. The provision for excess facilities of $3.4 million in fiscal 1999 is comprised of $2.2 million relating to the costs for consolidating the Company's four manufacturing and administrative facilities in Hong Kong and $1.2 million relating to the consolidation of certain U.S. facilities.

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

                                                          FISCAL YEAR ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                      1997      1998      1999
                                                     ------    ------    ------
Net sales ........................................    100.0     100.0     100.0
Cost of sales ....................................     89.9      90.2      91.4
                                                     ------    ------    ------
Gross margin .....................................     10.1       9.8       8.6
Selling, general and administrative ..............      5.7       4.8       3.8
Goodwill and intangible amortization .............      0.4       0.3       0.2
Provision for excess facilities ..................      0.9       0.8       0.2
Acquired in-process research and development .....     --        --         0.1
                                                     ------    ------    ------
Income from operations ...........................      3.1       3.9       4.3
Merger-related expenses ..........................     --        (0.7)     --
Interest and other expense, net ..................     (1.0)     (1.2)     (1.0)
                                                     ------    ------    ------
Income before income taxes .......................      2.1       2.0       3.3
Provision for income taxes .......................      0.3       0.2       0.4
                                                     ------    ------    ------
Net income .......................................      1.8       1.8       2.9
                                                     ======    ======    ======

     Net Sales

     Substantially all of the Company's net sales have been derived from the manufacture and assembly of products for OEM customers.

     Net sales for fiscal 1999 increased 62.4% to $1.8 billion from $1.1 billion in fiscal 1998. The increase in sales for fiscal 1999 was primarily due to increase in sales to certain existing customers, including Philips, Ericsson and Cisco.

     The Company's largest customers during fiscal 1999 were Philips, Ericsson and Cisco accounting for approximately 18%, 16% and 13% of consolidated net sales, respectively. No other customer accounted for more than 10% of consolidated net sales in fiscal 1999. See "Item 1 - Business - Risk Factors -- Customer Concentration; Dependence on Electronics Industry".

     Net sales for fiscal 1998 increased 73.9% to $1.1 billion from $640.0 million in fiscal 1997. The increase in sales for fiscal 1998 was primarily due to (i) sales to Ericsson following the March 27, 1997 acquisition of the Karlskrona Facilities, (ii) an increase in sales to certain existing customers, including Advanced Fibre Communications, Cisco, Microsoft and Braun/Thermoscan and (iii) sales to certain new customers including Bay Networks and Auspex Systems. This increase was partially offset by reduced sales to certain customers, including Minebea, Visioneer, 3Com/US Robotics and Global Village. See "Item 1 - Business - Risk Factors --Customer Concentration; Dependence on Electronics Industry".

     Gross Profit

     Gross profit varies from period to period and is affected by, among other things, product mix, component costs, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin decreased to 8.6% for fiscal 1999 from 9.8% in fiscal 1998. The decrease in gross margin was primarily due to the increases in higher volume projects, which typically have a lower gross profit and startup expenses associated with new projects.

     Gross profit margin decreased to 9.8% for fiscal 1998 from 10.1% in fiscal 1997. The gross profit margin in fiscal 1998 was adversely affected by changes in customer and product mix and costs associated with the startup of new facilities in Doumen, China and Guadalajara, Mexico. Prices paid to the Company by its significant customers can vary significantly based on the customer's order level, with per unit prices typically declining as volumes increase. These changes in price and volume can materially affect the Company's gross profit margin. See "Item 1 - Business - Risk Factors - Risks of Expansion of Operations."

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for fiscal 1999 increased to $68.1 million from $53.7 million in fiscal 1998 but decreased as a percentage of net sales to 3.8% in fiscal 1999 from 4.8% in fiscal 1998. The dollar increase in SG&A was mainly due to (i) investment in infrastructure such as personnel and other related corporate and administrative expenses and information systems to support the expansion of the Company's business and (ii) the addition of new sales personnel in the Asia, Europe and the United States. The Company anticipates its SG&A expenses will continue to increase in dollars in the future. However, to the extent that net sales continue to grow faster than SG&A expenses, those expenses would continue to decline as a percentage of net sales.

     SG&A for fiscal 1998 increased to $53.7 million from $36.3 million in fiscal 1997 but decreased as a percentage of net sales to 4.8% in fiscal 1998 from 5.7% in fiscal 1997. The dollar increase was mainly due to (i) the addition of new sales personnel in the United States and Europe; (ii) the inclusion of the operations of the Karlskrona Facilities and (iii) investment in infrastructure such as personnel and other related corporate and administrative expenses and information systems to support the expansion of the Company's business.

     Goodwill and Intangible Assets Amortization

     Goodwill and intangible assets are amortized on a straight-line basis over the estimated life of the benefits received, which ranges from three to twenty-five years. Goodwill and intangible assets amortization in fiscal 1999 decreased slightly to $3.6 million from $3.7 million in fiscal 1998. In March 1999, the Company acquired an additional 50% equity interest in FICO increasing its ownership of FICO to 90% and recorded $8.5 million in goodwill and $420,000 in intangible assets and is amortized over 8 and 3 years, respectively. The Company also recorded another $7.8 million goodwill from the acquisition of ACL which is amortized over 10 years. As a result of these acquisitions, goodwill and intangible asset amortization expense per quarter will increase by approximately $501,000 starting in the first quarter of fiscal 2000. See Note 2 of Notes to Consolidated Financial Statements.

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

     Provision for Excess Facilities

     The provision for excess facilities of $3.4 million in fiscal 1999 is comprised of $2.2 million relating to the costs for consolidating the Company's four manufacturing and administrative facilities in Hong Kong and $1.2 million relating to the consolidation of certain U.S. facilities. The provision for excess facilities are comprised of $1.5 million for the reduction of certain personnel due to consolidation of certain operations, $1.5 million for the write-off of equipment and assets related to the operations the Company has exited, and $400 related to the consolidation of facilities. In connection with the provision for excess facilities, the Company terminated approximately 250 employees in the areas of finance, engineering, operations, production and purchasing. The Company anticipates the consolidation of facilities will be substantially complete by November 1999.

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

     The provision for excess facilities of $5.9 million in fiscal 1997 consists of the costs incurred in downsizing the Texas facility, downsizing the Singapore manufacturing operations and writing off obsolete equipment and incurring certain severance obligations at the nCHIP semiconductor fabrication facility. The Texas facility was primarily dedicated to production for Global Village Communications and Apple Computer, to whom the Company is no longer making sales. The nCHIP semiconductor fabrication facility was primarily dedicated to producing PCBs for nCHIP's MCMs, and the Company has transferred these operations to a third party. The Singapore manufacturing facilities were downsized in connection with the shift of manufacturing operations to lower cost manufacturing locations.

     Acquired In-Process Research and Development

     Based on an independent valuation of certain of the assets of ACL and other factors, the Company determined that the purchase price of ACL included in-process research and development costs totaling $2.0 million which had not reached technological feasibility and had no probable alternative future use. Accordingly, the Company wrote-off $2.0 million of in-process research and development in fiscal 1999.

     Merger Expenses

     In fiscal 1998, the Company incurred $7.4 million of merger expenses associated with the acquisitions of Neutronics, EnergiPilot, DTM, Altatron and Conexao. The Neutronics merger expenses included $2.2 million in cost associated with the cancellation of Neutronics's public offering and $900,000 in other legal and accounting fees. The remaining $4.3 million consists of a $3.1 million brokerage and finders fees incurred in the Altatron acquisition and $1.2 million in legal and accounting fees for all of the fiscal 1998 acquisitions.

     Interest and other expense, net

     Interest and other expense, net increased to $18.3 million in fiscal 1999 from $13.1 million in fiscal 1998. The following table sets forth information concerning the components of other income and expense.

                                                     FISCAL YEAR ENDED
                                                          MARCH 31,
                                                       (IN THOUSANDS)
                                             ----------------------------------
                                               1997         1998         1999
                                             --------     --------     --------
Interest expense ........................    $ (6,426)    $(17,700)    $(21,899)
Interest income .........................         706        2,742        5,161
Foreign exchange gain(loss) .............       1,665        1,581       (3,115)
Equity in earnings of associated
  companies .............................         133        1,194        1,036
Permanent impairment in investment ......      (3,200)        --           --
Bank commitment fees ....................        (750)        --           --
Gain on sale of subsidiary's stock ......       1,027         --           --
Minority interest .......................        (394)        (363)      (1,313)
Other income(expense), net ..............         814         (546)       1,797
                                             --------     --------     --------
                                             $ (6,425)    $(13,092)    $(18,333)
                                             ========     ========     ========

     Net interest expense increased to $16.7 million in fiscal 1999 from $15.0 million in fiscal 1998. The increase was primarily due to increased bank borrowings to finance the capital expenditures and expansion of the Company's facilities in Sweden, Hungary, Mexico and China. The Company anticipates that its interest expense will increase in future periods as a result of borrowings under its credit facility.

     Net interest expense increased to $15.0 million in fiscal 1998 from $5.7 million in fiscal 1997. The increase was primarily increased bank borrowings to finance the acquisition of the Karlskrona Facilities, capital expenditures and the issuance of the $150.0 million 8.75% Senior Subordinated Notes in October 1997.

     In fiscal 1999, there was $3.1 million of foreign exchange loss compared to $1.6 million foreign exchange gain in fiscal 1998. The foreign exchange loss in fiscal 1999 mainly relates to foreign currency monetary liabilities in Austria, Brazil and Hungary. Foreign exchange gain decreased to $1.6 million from $1.7 million gain in fiscal 1997. The foreign exchange gain for fiscal 1998 was mainly due to the strengthening of the U.S. dollar against Asian currencies. See
Note 2 of Notes to Consolidated Financial Statements."

     Equity in earnings of associated companies for fiscal 1999 decreased to $1.0 million from $1.2 million in fiscal 1998. The equity in earnings of associated companies results primarily from the Company's 40% investment in FICO. In March 1999, the Company acquired an additional 50% interest in FICO and accordingly, the Company has consolidated the balance sheets and the results of operations of FICO from March 1999 onward.

     Equity in earnings of associated companies for fiscal 1998 increased to $1.2 million from $133,000 in fiscal 1997. The equity in earnings of associated companies results primarily from the Company's original 40% investment in FICO and, to a lesser extent, certain minority investments of Neutronics. The Company acquired a 40% interest in FICO in December 1996. According to the equity method of accounting, the Company did not recognize revenue from sales by FICO, but based on its ownership interest recognized 40% of the net income or loss of the associated company. The Company has recorded its 40% share of FICO's post-acquisition net income.

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

     Minority interest expense for fiscal 1999 was comprised primarily of the 8% minority interest in Neutronics and 10% minority interest in FICO not acquired by the Company in March 1999.

     Minority interest expense for fiscal 1997 and 1998 was comprised primarily of the 8% minority interest in Neutronics not acquired by the Company in October

1997 and the 4.1% minority interest in Ecoplast, a subsidiary of Neutronics held by a third party.

     Other income (expense), net was an income of $1.8 million in fiscal 1999 compared to an expense of $546,000 in fiscal 1998. The other income in fiscal 1999 comprised mainly of gain from disposal of land in Mexico. Other income (expense), net was an expense of $546,000 in fiscal 1998 compared to an income of $814,000 in fiscal 1997. Other expense, net in fiscal 1998 primarily consisted of the write-off of fixed assets. Other expense, net in fiscal 1997 includes $898,000 of income received under the Company's business interruption insurance policy as a result of an April 1996 fire at its facilities in Doumen, China.

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

     The Company's consolidated effective tax rate for any given period is calculated by dividing the aggregate taxes incurred by each of the operating subsidiaries and the holding company by the Company's consolidated pre-tax income. Losses incurred by any subsidiary or by the holding company are not deductible by the entities incorporated in other countries in the calculation of their respective local taxes. The ordinary corporate tax rates for calendar 1999 were 34%, 28%, 26%, 18%, 16% and 15% in Austria, Sweden, Singapore, Hungary, Hong Kong and China, respectively, and 30% on manufacturing operations in Malaysia. In addition, the tax rate is de minimis in Labuan, Malaysia and Mauritius where the Company's offshore marketing subsidiaries are located. The Company's Hungarian subsidiaries have been on a tax holiday that expired on December 31, 1998. Effective January 1, 1999, the Company's Hungarian subsidiaries will be subject to corporate income taxes at a flat rate of 18%, which will effectively be reduced to 7.2% in the years 1999 through 2003 because a 60% exemption will apply. As a result of this change in tax status, the Company expects to be subject to current income taxes in Hungary in future years. The Company's U.S. and U.K. subsidiaries are subject to ordinary corporate tax rates of 35% and 30% respectively. However, these tax rates did not have any material impact on the Company's taxes in fiscal 1999 due to the operating loss carry forwards benefited in this period.

     The Company's consolidated effective tax rate was 13.1% for fiscal year 1999 compared to 10.2% for fiscal year 1998. The increase in the effective tax rate was due to the expansion of operations and increase in profitability in countries with higher tax rates.

     At March 31, 1999, the Company had operating loss carryforwards of approximately $15,208 for U.S. federal income tax purposes which will expire between 2003 and 2012 if not previously utilized. Utilization of these net operating loss carryforwards may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code (the "Code"). This limitation and other restrictions provided by the Code may reduce the net operating loss carryforwards such that they would not be available to offset future taxable income of the U.S. subsidiary.

     At March 31, 1999, the Company had operating loss carryforwards of approximately $9,867, $6,765 and $6,547 in U.K., Austria and Hong Kong, respectively with various loss carryforward lives pursuant to local county tax laws. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose.

     The Company has structured its operations in Asia in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. The Company's investments in its plants in Xixiang and Doumen, China fall under the "Foreign Investment Scheme" which entitles the Company to apply for a five-year tax incentive. The Company obtained the tax incentive for the Doumen plant in December 1995 and the Xixiang plant in October 1996. With the approval, the Company's tax rates on income from these facilities during the incentive period will be 0% in years 1 and 2 and 7.5% in years 3 through 5, commencing in the first profitable year and 15.0% thereafter. The Company has transferred its offshore marketing and distribution functions to marketing subsidiaries located in Labuan, Malaysia, where the tax rate is de minimis and Mauritius, where the tax rate is 0%. The Company's facility in Shekou, China, which was closed in fiscal 1996, was located in a "Special Economic Zone" and was an approved "Product Export Enterprise" that qualified for a special corporate income tax rate of 10%.

     If tax incentives are not renewed upon expiration, if the tax rates applicable to the Company are rescinded or changed, or if tax authorities were to challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's worldwide effective tax rate would increase and its results of operations and cash flow would be adversely affected. A significant portion of the products manufactured by the Company's Asian subsidiaries are sold to customers based in other jurisdictions in North America and Europe. While the Company believes that profits from its Asian operations are not sufficiently connected to such other jurisdictions to give rise to income taxation in such other jurisdictions, there can be no assurance that tax authorities will not challenge the Company's position or, if such challenge is made, that the Company will prevail in any such disagreement. If the Company's Asian profits became subject to income taxes in such other jurisdictions, the Company's taxes would increase and its results of operations and cash flows would be adversely affected. The expansion by the Company of its operations in the Americas and countries in Western Europe that have higher tax rates is expected to increase its worldwide effective tax rate. See "Item 1 - Business - Risk Factors -- Risk of Increased Taxes."

Quarterly Results

     The following table contains selected unaudited quarterly financial data for 1998 and 1999 fiscal years. In the opinion of management, this information has been presented on the same basis as the annual audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected from any future period.

                                                                         (UNAUDITED)
                                     FISCAL YEAR ENDED MARCH 31, 1998                      FISCAL YEAR ENDED MARCH 31, 1999
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               ------------------------------------------------    ------------------------------------------------
                                 First       Second        Third       Fourth        First       Second        Third       Fourth
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net sales ..................   $ 235,545    $ 251,468    $ 295,000    $ 331,058    $ 376,079    $ 422,948    $ 499,901    $ 508,700
Cost of sales ..............     212,517      226,786      266,192      298,675      343,023      386,042      457,068      466,758
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Gross margin ...............      23,028       24,682       28,808       32,383       33,056       36,906       42,833       41,942
Selling, general and
  administrative ...........      12,564       11,806       13,773       15,552       14,355       16,555       17,397       19,814
Goodwill and intangible
  amortization .............         744        1,009          951          955          880          881          879          982
Provision for excess
  facilities ...............        --           --           --          8,869         --           --           --          3,361
Acquired in-process
  research and
  development ..............        --           --           --           --           --           --           --          2,000
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income from operations .....       9,720       11,867       14,084        7,007       17,821       19,470       24,557       15,785
Merger-related expenses ....        --           --         (4,000)      (3,415)        --           --           --           --
Interest and other
  expense, net .............      (2,428)      (4,333)      (2,946)      (3,385)      (4,577)      (4,853)      (6,938)      (1,966)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income before income
  taxes ....................       7,292        7,534        7,138          207       13,245       14,617       17,619       13,819
Income tax expense
  (benefit) ................         746          912        1,197         (597)       1,588        1,754        2,126        2,302
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income .................   $   6,546    $   6,622    $   5,941    $     804    $  11,656    $  12,863    $  15,493    $  11,517
                               =========    =========    =========    =========    =========    =========    =========    =========

Diluted earnings
  per share ................   $    0.19    $    0.18    $    0.15    $    0.02    $    0.27    $    0.30    $    0.34    $    0.22
                               =========    =========    =========    =========    =========    =========    =========    =========
Weighted average Ordinary
   Shares and equivalents
   outstanding - diluted ...      34,984       35,942       40,606       41,598       43,496       43,150       46,061       51,680
                               =========    =========    =========    =========    =========    =========    =========    =========

     The Company has experienced, and expects to continue to experience, significant periodic and quarterly fluctuations in results of operations due to a variety of factors. These factors include, among other things, timing of orders, the short-term nature of most customers' purchase commitments, volume of orders relative to the Company's capacity, customers' announcement, introduction and market acceptance of new products or new generations of products, evolution in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, mix of orders filled, timing of acquisitions and related expenses and changes or anticipated changes in economic conditions. In addition, the Company's net sales may fluctuate throughout the year as a result of local factors and other events that may affect production volumes. The market segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting the industry segments served by the Company could have a material adverse effect on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Ordinary Shares. In future periods, the Company's revenues or results of operations may be below the expectations of public market analysts and investors. In such event, the price of the Company's Ordinary Shares would likely be materially adversely affected. See "Item 1 -

Business - Risk Factors -- Variability of Customer Requirements and Operating Results."

BACKLOG

     Although the Company obtains firm purchase orders from its customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations from the proceeds of public offerings of equity securities and debt offerings, cash and cash equivalents generated from operations, bank debt and lease financing of capital equipment. In December 1998, the Company issued 5.4 million Ordinary Shares for net proceeds of $194.0 million. In October 1997, the Company issued $150.0 million principal amount of Senior Subordinated Notes due in 2007 for net proceeds of $145.7 million and issued 4,370,000 Ordinary Shares for net proceeds of $96.2 million. At March 31, 1999 the Company had cash and cash equivalents balances totaling $173.0 million, total bank and other debts amounting to $261.1 million and $99.1 million available for borrowing under its credit facilities subject to compliance with certain financial ratios.

     Cash provided by operating activities was $65.4 million, $38.3 million and $54.4 million in fiscal 1999, 1998 and 1997, respectively. Cash provided by operating activities increased in fiscal 1999 from fiscal 1998 because of the increase in net income, depreciation and amortization and accounts payable, partially offset by increases in accounts receivables and inventories. Cash provided by operating activities decreased in fiscal 1998 from fiscal 1997 because of the increase in accounts receivable and inventories, partially offset by increases in accounts payables, increases in depreciation and amortization expenses of $30.9 million in fiscal 1998 from $18.1 million in fiscal 1997 and the increase in profitability in fiscal 1998.

     Accounts receivable, net of allowance for doubtful accounts increased to $225.8 million at March 31, 1999 from $155.1 million at March 31, 1998. The increase in accounts receivable was primarily due to a 62.4% increase in sales in fiscal 1999.

     Inventories increased to $192.8 million at March 31, 1999 from $157.1 million at March 31, 1998. The increase in inventories was primarily the results of increased purchases of material to support the growing sales.

     Cash used in investing activities was $204.6 million, $104.7 million and $117.6 million in fiscal 1999, 1998 and 1997, respectively. Cash used in investing activities in fiscal 1999 were primarily related to (i)$147.9 million of capital expenditures to purchase equipment and expand manufacturing facilities in Brazil, China, Hungary, Mexico, United States and Sweden.
(ii)$15.0 million for acquisition of ACL, (iii) $7.2 million for acquisition of FICO, (iv) $24.0 million for the former shareholders of Astron for the remaining purchase price relating to the acquisition of Astron, (v) $17.5 million for minority investment in the stocks of various technology companies in software and related industries. Cash used in investing activities in fiscal 1998 were primarily related to capital expenditures of $98.6 million. Capital expenditures in fiscal 1998 related to the purchase of equipment and construction of new facilities in Doumen, China, Guadalajara, Mexico, San Jose, California and Karlskrona, Sweden. Cash used in investing activities in fiscal 1997 consisted primarily of $82.4 million paid for the acquisition of the Karlskrona Facilities and $37.5 million in capital expenditures.

     Cash provided by financing activities was $224.8 million, $133.1 million and $79.0 million in fiscal 1999, 1998, and 1997, respectively. Cash provided by financing activities in fiscal 1999 resulted primarily from the Company's equity offering of 5.4 million Ordinary Shares in December 1998 with net proceeds of $194.0 million. Cash provided by financing activities in fiscal 1998 resulted primarily from net proceeds of the issuance of senior subordinated notes of $145.7 million and net proceeds from the equity offering of $96.2 million, partially offset by $108.6 million of net repayments of bank borrowings, capital leases, long-term debts and payment of $5.0 million notes due to Astron's former shareholders. Cash provided by financing activities in fiscal 1997 consisted primarily of net bank borrowings and proceeds from long term debt of $97.0 million.

     The Company maintains a credit facility with a syndicate of banks. This facility provides for revolving credit borrowings by Flextronics and a number of its subsidiaries of up to $120.0 million, subject to compliance with certain financial covenants and the satisfaction of customary borrowing conditions. The credit facility consists of two separate credit agreements, one providing for up to $62.9 million principal amount of revolving credit loans to the Company and designated subsidiaries and one providing for up to $57.1 million principal amount of revolving credit loans to the Company's United States subsidiary. Loans under the credit facility will terminate in January 2001. See Note 4 of Notes to Consolidated Financial Statements. The Company anticipates that it will from time to time borrow revolving credit loans to fund its operations and growth.

     The Company anticipates that its working capital requirements will increase in order to support anticipated increases in business capacity. In addition, the Company anticipates incurring significant capital expenditures and operating lease commitments in order to support its anticipated expansions of these facilities in China, Hungary, Mexico and Brazil. Future liquidity needs will depend on fluctuations in levels of inventory, the timing of expenditures by the Company on new equipment, the extent to which the Company utilizes operating leases for the new facilities and equipment, levels of shipments by the Company and changes in volumes of customer orders. The Company believes that the existing cash balances, together with anticipated cash flow from operations and amounts available under the credit facility, will be sufficient to fund its operations through fiscal 1999. However, to the extent that the Company's operations significantly expand, the Company may be required to obtain additional debt or equity financing. See "Item 1 - Business - Risk Factors -- Risks of Expansion of Operations."

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     A portion of the Company's exposure to market risk for changes in interest rates relates to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company invests in high-credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 1999, the outstanding amount in the investment portfolio was $130.5 million, with an average maturity of 71 days and an average return of 5.05%.

     The Company also has exposure to interest rate risk with certain variable rate lines of credit. These credit lines are located throughout the world and are based on a spread over that country's inter-bank offering rate. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs. As of March 31, 1999, the outstanding short-term debt, including capitalized leases was $63.9 million. The following table presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. The variable interest rate for future years assumes the same rate as March 31, 1999.

Expected Fiscal Year of Maturity
(in thousands)

                                                                                                               There-
Debt                                          2000          2001         2002         2003         2004         after        Total
---------------------------------------    ----------    ----------   ----------   ----------   ----------   ----------     -------
Sr. Subordinated Notes ................          --            --           --           --           --        150,000     150,000
    Average interest rate .............          8.75%         8.75%        8.75%        8.75%        8.75%        8.75%       8.75%

Fixed Rate ............................        11,711         9,344        6,388        4,143        2,788       11,341      45,715
   Average interest rate ..............           7.2%          7.2%         6.6%         7.4%         6.6%         7.7%        7.6%

Variable Rate .........................        52,182         4,027        2,634        2,635        1,788        2,091      65,357
   Average interest rate ..............           5.1%          5.1%         5.1%         5.1%         5.1%         5.1%        5.1%


Foreign Currency Exchange Risk

     The Company transacts business in various foreign countries. The Company manages its foreign currency exposure by borrowing in various foreign currencies and by entering into foreign exchange forward contracts only with respect to transaction exposure. The Company's policy is to maintain a fully hedged position for all certain, known transactions exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the functional unit of the operating entity. The Company will first evaluate and, to the extent possible, use non-financial techniques, such as currency of invoice, leading and lagging payments, receivable management or local borrowing to reduce transaction exposure before taking steps to minimize remaining exposure with financial instruments. As of March 31, 1999, the total cumulative outstanding amounts of forward contracts in French Franc, Japanese Yen, Swedish Kronor and United States dollar was approximately $16.5 million.

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

     The Company has been addressing the Year 2000 issues with a project plan divided into major initiatives: Enterprise wide applications, networks and telecommunications, systems hardware and software, personal computer hardware and software, manufacturing and related equipment and facilities and infrastructure. The Company has established geographic regional teams to follow established policies and guidelines on the remediation of the Year 2000 issue. The Company created an internal intra-net database to record the status and remediation activity on all internal equipment.

     The Company is primarily addressing the Year 2000 issues concerning enterprise wide applications by replacing its management information system with a new enterprise management information system that is designed to provide enhanced functionality. We have been advised that our new enterprise management information system is Year 2000 compliant. However, there can be no assurance that the new system will be Year 2000 compliant or that it will be implemented by January 1, 2000. The new system will significantly affect many aspects of our business, including our manufacturing, sales and marketing and accounting functions. In addition, the successful implementation of this system will be important to our future growth. The Company currently has implemented this new information system in a majority of its facilities in Asia, Central Europe, Western Europe, and the Americas and anticipates that the installation of the new system will be completed in August 1999. The Company is currently evaluating the implementation of this new management information for its recent acquisitions in Sweden.

     The Year 2000 issue also could affect the Company's infrastructure and production lines. The possibility also exists that the Company could inadvertently fail to correct a Year 2000 problem with a mechanical equipment micro-controller. The Company believes the impact of such an occurrence would be minor, as substantial Year 2000 compliant equipment additions and upgrades have occurred in recent years. The Company has been in contact with the manufacturers of mechanical equipment to fully validate the readiness of its microprocessors. Additional testing is planned during fiscal 2000 to reasonably ensure their Year 2000 readiness.

     The Company has sent a Year 2000 Readiness Questionnaire to most of its critical and significant suppliers. These critical suppliers have been classified into risk categories and the Company is in the process of identifying and devoting resources to verify Year 2000 compliance of these suppliers. The Company may need to find alternative suppliers based on the results of the questionnaires. Their can be no assurance that the Company will be able to find suitable alternative suppliers and contract with them on reasonable prices and terms, and such inability could have a material and adverse impact on the Company's business and results of operations.

     The Company is currently working with many of its major customers to ensure year 2000 compliance and has been audited by many of its customers. The Company currently works with many of its major customers to formula contingency plans. These contingency plans include the movement of manufacturing production, identification of alternative suppliers and logistics companies. The Company intends to review its contracts with customers and suppliers with respect to responsibility for Year 2000 issues and to seek to address such issues in future agreements with customers and suppliers.

     The Company has currently incurred in excess of $16.0 million in total hardware, software, and system related costs in connection with remediation of Year 2000 issues. These costs are primarily costs associated with the implementation of the Company's new information system and have primarily been capitalized as fixed assets. The Company anticipates expending an additional $2.0 to $4.0 million before January 1, 2000 to complete the implementation of the new information system and address any Year 2000 compliance issues. There can be no assurances that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's results of operations and financial condition.

     Although the Company currently anticipates the installation of the new system will be completed by August 1999, it could be delayed until later. Implementation of the new system could cause significant disruption in operations. In the event the new information system is not implemented by September 1999, the Company's contingency plan is to upgrade the existing information system currently in use by a majority of the Company's operations to a new version which the Company has been advised is Year 2000 compliant. The Company estimates the cost to upgrade the existing information system to be approximately $500,000. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which can have a material adverse effect upon the Company's business, operating results and financial condition.

Item 8.           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders' of Flextronics International Ltd :

     We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (a Singapore company) as of March 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Neutronics Electronics Industries Holding A.G., a company acquired on October 30, 1997 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of Flextronics International Ltd. and reflect total revenues of 23 percent of the consolidated totals for the year ended March 31, 1997. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Neutronics Electronics Industries Holding A.G., is based solely upon the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

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

San Jose, California
April 21, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Management and Supervisory Boards and Shareholders at
Neutronics Electronic Industries Holding A.G.

     We have audited the accompanying consolidated balance sheets (not presented herein) of Neutronics Electronic Industries Holdings A.G. and its subsidiaries (the `Group') as at December 31, 1996 ,1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the periods then ended (not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


/s/ MOORE STEPHENS
Moore Stephens
Registered Auditors
St. Paul's House
Warwick Lane
London EC4P 4BN.

25 June 1999

                         FLEXTRONICS INTERNATIONAL LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                             MARCH 31
                                                                                                  ---------------------------------
                                                                                                     1998                   1999
                                                                                                  -----------           -----------
                                                                                                        (IN THOUSANDS, EXCEPT
                                                                                                         SHARE AND PER SHARE
                                                                                                                AMOUNTS)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ............................................................          $    89,390           $   172,984
  Accounts receivable, less allowances
     for doubtful accounts of $9,528 and $5,050 ........................................              155,125               225,790
  Inventories ..........................................................................              157,077               192,766
  Other current assets .................................................................               37,942                62,492
                                                                                                  -----------           -----------
          Total current assets .........................................................              439,534               654,032
                                                                                                  -----------           -----------
Property and equipment, net ............................................................              255,573               367,507
Goodwill and other intangibles, net ....................................................               26,561                38,666
Other assets ...........................................................................               22,455                34,174
                                                                                                  -----------           -----------
          Total assets .................................................................          $   744,123           $ 1,094,379
                                                                                                  ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank borrowings and current portion of long-term debt ................................          $    43,209           $    54,086
  Capital lease obligations ............................................................                9,587                 9,807
  Accounts payable .....................................................................              177,084               251,796
  Accrued liabilities ..................................................................               85,118                91,222
  Deferred revenue .....................................................................                 --                   5,976
                                                                                                  -----------           -----------
          Total current liabilities ....................................................              314,998               412,887
                                                                                                  -----------           -----------
Long-term debt, net of current portion .................................................              166,497               173,753
Capital lease obligations, net of current portion ......................................               23,181                23,426
Deferred income taxes ..................................................................                4,812                 4,831
Other long-term liabilities ............................................................               18,832                 9,213
Minority interest ......................................................................                  994                 4,018
                                                                                                  -----------           -----------
          Total long-term liabilities ..................................................              214,316               215,241
                                                                                                  -----------           -----------
Commitments (Note 6)
SHAREHOLDERS' EQUITY:
  Ordinary Shares, S$.01 par value; Authorized -- 100,000,000 shares;
     issued and outstanding - 41,234,858 and 48,205,493 as of March
     31, 1998 and 1999, respectively ...................................................                  260                   299
  Additional paid-in capital ...........................................................              214,340               425,652
  Retained earnings ....................................................................                6,934                58,464
  Cumulative translation adjustment ....................................................               (6,725)              (18,164)
                                                                                                  -----------           -----------
          Total shareholders' equity ...................................................              214,809               466,251
                                                                                                  -----------           -----------
          Total liabilities and shareholders' equity ...................................          $   744,123           $ 1,094,379
                                                                                                  ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             YEARS ENDED MARCH 31,
                                                                            -------------------------------------------------------
                                                                               1997                  1998                  1999
                                                                            -----------           -----------           -----------
                                                                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                                                                    AMOUNTS)
Net Sales ........................................................          $   640,007           $ 1,113,071           $ 1,807,628
Cost of Sales ....................................................              575,142             1,004,170             1,652,891
                                                                            -----------           -----------           -----------
          Gross margin ...........................................               64,865               108,901               154,737
                                                                            -----------           -----------           -----------
Operating Expenses:
  Selling, general and administrative ............................               36,277                53,695                68,121
  Goodwill and intangibles amortization ..........................                2,648                 3,659                 3,622
  Provision for excess facilities ................................                5,868                 8,869                 3,361
  Acquired in-process research and development ...................                 --                    --                   2,000
                                                                            -----------           -----------           -----------
          Total operating expenses ...............................               44,793                66,223                77,104
                                                                            -----------           -----------           -----------
           Income from operations ................................               20,072                42,678                77,633
Other Expense:
  Merger-related expenses ........................................                 --                  (7,415)                 --
  Interest and other expense, net ................................               (6,425)              (13,092)              (18,333)
                                                                            -----------           -----------           -----------
         Income before income taxes ..............................               13,647                22,171                59,300
Provision for Income Taxes .......................................                2,027                 2,258                 7,770
                                                                            -----------           -----------           -----------
         Net income ..............................................          $    11,620           $    19,913           $    51,530
                                                                            ===========           ===========           ===========

Earnings Per Share
     Basic .......................................................          $      0.35           $      0.55           $      1.18
                                                                            ===========           ===========           ===========
     Diluted .....................................................          $      0.34           $      0.52           $      1.12
                                                                            ===========           ===========           ===========
Shares used for earnings per share
     Basic .......................................................               33,408                36,526                43,569
                                                                            ===========           ===========           ===========
     Diluted .....................................................               34,656                38,194                46,163
                                                                            ===========           ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                YEARS ENDED MARCH 31,
                                                                                 --------------------------------------------------
                                                                                   1997                 1998                 1999
                                                                                 --------             --------             --------
                                                                                                   (IN THOUSANDS)
Net income ..........................................................            $ 11,620             $ 19,913             $ 51,530
Other comprehensive loss, net of tax :
  Foreign currency translation adjustment ...........................                (685)              (5,773)              (9,940)
                                                                                 --------             --------             --------
Comprehensive income ................................................            $ 10,935             $ 14,140             $ 41,590
                                                                                 ========             ========             ========


The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                      ORDINARY SHARES         ADDITIONAL    RETAINED     CUMULATIVE        TOTAL
                                                  -----------------------      PAID-IN      EARNINGS     TRANSLATION   SHAREHOLDERS'
                                                   SHARES        AMOUNT        CAPITAL      (DEFICIT)     ADJUSTMENT       EQUITY
                                                  ---------     ---------     ---------     ---------     ----------      ---------
BALANCE AT MARCH 31, 1996 ...................        32,038     $     207     $ 104,517     $ (19,659)     $     506      $  85,571
  Issuance of Ordinary Shares for
     acquisition of Fine line ...............           446             2           195         1,019           --            1,216
  Exercise of stock options .................           480             3         1,739          --             --            1,742
  Net Income ................................          --            --            --          11,620           --           11,620
  Foreign currency translation ..............          --            --            --            --             (804)          (804)
                                                  ---------     ---------     ---------     ---------      ---------      ---------
BALANCE AT MARCH 31, 1997 ...................        32,964           212       106,451        (7,020)          (298)        99,345
   Adjustment to conform fiscal year
     of pooled entity .......................          --            --            --          (3,136)          --           (3,136)
   Issuance of Ordinary Shares for
     acquisition of DTM .....................           505             3         1,031        (1,481)          --             (447)
  Issuance of Ordinary Shares for
     acquisition of Energipilot .............           460             2           256           549           --              807
  Issuance of Ordinary Shares for
     acquisition of Altatron ................         1,576             9            41         4,132           --            4,182
  Issuance of Ordinary Shares for
     acquisition of Conexao .................           842             5         8,492        (6,023)          --            2,474
  Exercise of stock options .................           518             4         1,944          --             --            1,948
  Sale of shares in public offering,
     net of $6,545 in offering costs ........         4,370            25        96,125          --             --           96,150
  Net income ................................          --            --            --          19,913           --           19,913
  Foreign currency translation ..............          --            --            --            --           (6,427)        (6,427)
                                                  ---------     ---------     ---------     ---------      ---------      ---------
BALANCE AT MARCH 31, 1998 ...................        41,235           260       214,340         6,934         (6,725)       214,809
  Sale of shares in public offering,
     net of $1,750 in offering cost .........         5,400            29       193,971          --             --          194,000
  Issuance of Ordinary Shares for
     acquisition of FICO ....................           128             1         4,799          --             --            4,800
  Exercise of stock options .................         1,370             8        11,377          --             --           11,385
  Ordinary Shares issued under
     Employee Stock Purchase Plan ...........            72             1         1,165          --             --            1,166
  Net income ................................          --            --            --          51,530           --           51,530
  Foreign currency translation ..............          --            --            --            --          (11,439)       (11,439)
                                                  ---------     ---------     ---------     ---------      ---------      ---------
BALANCE AT MARCH 31, 1999 ...................        48,205     $     299     $ 425,652     $  58,464      $ (18,164)     $ 466,251
                                                  =========     =========     =========     =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEARS ENDED MARCH 31,
                                                                                        -------------------------------------------
                                                                                          1997             1998             1999
                                                                                        ---------        ---------        ---------
                                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................................       $  11,620        $  19,913        $  51,530
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ..............................................          18,140           30,948           50,407
     Gain on sale of subsidiary .................................................          (1,027)            --               --
     Provision for doubtful accounts ............................................           3,091            1,218           (2,584)
     Provision for inventories ..................................................           4,228            3,249            4,105
     Equity in earnings of associated companies .................................            (133)          (1,194)          (1,036)
     In-process research and development ........................................            --               --              2,000
     Provision for excess facilities ............................................           5,308            8,869            3,361
     Minority interest expense and other non-cash expenses ......................           1,302              413              569
     Changes in operating assets and liabilities (net of effect of acquisitions):
          Accounts receivable ...................................................           4,290          (46,685)         (67,615)
          Inventories ...........................................................          (8,400)         (32,258)         (44,346)
          Other current assets ..................................................         (10,581)         (22,476)         (21,818)
          Accounts payable and accrued liabilities ..............................          25,719           74,973           91,068
          Deferred revenue ......................................................           1,788              317              314
          Deferred income taxes .................................................            (976)             999             (576)
                                                                                        ---------        ---------        ---------
Net cash provided by operating activities .......................................          54,369           38,286           65,379
                                                                                        ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...........................................         (37,503)         (98,617)        (147,865)
  Proceeds from sale of property and equipment ..................................           4,827            1,622            6,099
  Proceeds from sale of subsidiaries ............................................           1,012             --               --
  Investment in associated company ..............................................          (3,116)          (2,200)            --
  Proceeds from disposal of investment in associated company ....................            --               --                572
  Other investments .............................................................             (25)          (3,621)         (17,546)
  Payment for Astron earnout and remaining purchase price
    related to the acquisition of Astron ........................................            --             (6,250)         (24,000)
  Effect of acquisitions on cash ................................................            --              4,363              379
  Net cash paid for acquired businesses .........................................         (82,354)            --            (22,200)
  Repayments from (loans to) related party ......................................            (469)              35             --
                                                                                        ---------        ---------        ---------
Net cash used in investing activities ...........................................        (117,628)        (104,668)        (204,561)
                                                                                        ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings and proceeds from long-term debt ..............................         160,940          160,438          148,122
  Repayment of bank borrowings and long-term debt ...............................         (63,957)        (258,910)        (118,711)
  Borrowings from (payments to) related company .................................          (4,403)           2,946             --
  Equipment refinanced under capital leases .....................................           3,509             --               --
  Repayment of capital lease obligations ........................................          (7,991)         (10,152)         (11,133)
  Proceeds from exercise of stock options and Employee
    Stock Purchase Plan .........................................................           1,362            1,948           12,551
  Payments on notes payable .....................................................         (10,463)          (5,000)            --
  Gross proceeds from issuance of Senior Subordinated Notes .....................            --            150,000             --
  Expenses related to the issuance of Senior Subordinated
    notes .......................................................................            --             (4,313)            --
  Gross proceeds from sales of Ordinary Shares ..................................            --            102,695          195,750
  Expenses related to sales of Ordinary Shares ..................................            --             (6,545)          (1,750)
                                                                                        ---------        ---------        ---------
Net cash provided by financing activities .......................................          78,997          133,107          224,829
                                                                                        ---------        ---------        ---------
Effect of exchange rate changes .................................................            (226)          (1,883)          (2,053)
Effect of Neutronics fiscal year conversion .....................................            --                389             --
                                                                                        ---------        ---------        ---------
Increase (decrease) in cash and cash equivalents ................................          15,512           65,231           83,594
Cash and cash equivalents, beginning of period ..................................           8,647           24,159           89,390
                                                                                        ---------        ---------        ---------
Cash and cash equivalents, end of period ........................................       $  24,159        $  89,390        $ 172,984
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

     Neutronics operated under a calendar year end prior to merging with Flextronics, and accordingly, Neutronics' statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 has been combined with the corresponding Flextronics consolidated statements for the fiscal years ended March 31, 1997. During fiscal 1998, Neutronics' fiscal year end was changed from December 31 to March 31 to conform to the Company's fiscal year-end. Accordingly, Neutronics' operations for the three months ended March 31, 1997, which included net sales of $34.9 million and net loss of $3.1 million have been excluded from the consolidated results and have been reported as an adjustment to retained earnings in the first quarter of fiscal 1998.

     All dollar amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$).

     Reclassifications

     Certain prior years' balances have been reclassified to conform with the current year's presentation.

     Translation of Foreign Currencies

     The functional currency of the majority of Flextronics' Asian subsidiaries and certain other subsidiaries is the U.S. dollar. Accordingly, all of the monetary assets and liabilities of these subsidiaries are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are remeasured at historical rates. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of these subsidiaries' financial statements are included in the accompanying consolidated statements of operations.

     The financial position and results of operations of the Company's Swedish, UK, Austrian, Brazilian and Hungarian subsidiaries are measured using local currency as the functional currency. Accordingly, for these subsidiaries all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses from the translation of these subsidiaries' financial statements are reported as a separate component of shareholders' equity. On January 1, 1999, the Company's Austrian and Hungarian subsidiaries adopted the Euro as its functional currency.

     Cash and cash equivalents

     Cash and cash equivalents consisted of the following as of March 31:

                                                      1998           1999
                                                    --------       --------
     Cash ...................................       $ 63,390       $ 42,521
     Certificates of deposit ................         26,000         40,000
     Money market funds .....................           --           40,960
     Corporate debt securities ..............           --           49,503
                                                    --------       --------
         Cash and cash equivalents ..........       $ 89,390       $172,984
                                                    ========       ========

     For the purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in certificates of deposit, money market funds, and corporate debt securities with original maturity of three months or less. The Company classifies its investments in corporate debt securities as available-for-sale and are reported at fair market value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As of March 31, 1999, the fair value of the investments in corporate debt securities approximated amortized cost and, as such, unrealized holding gains and losses were insignificant. The fair value of the Company's investments was determined based on quoted market prices at the reporting date for those instruments.

  Property and equipment

     Property and equipment is stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (two to ten years), with the exception of building leasehold improvements, which are amortized over the life of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following as of March 31:

                                                       1998         1999
                                                    ---------    ---------
     Machinery and equipment ....................   $ 185,113    $ 248,430
     Land .......................................      15,976       20,949
     Buildings ..................................      80,352      104,698
     Leasehold improvements .....................      15,506       23,570
     Computer equipment and software ............      19,857       35,464
     Furniture, fixtures and vehicles ...........      19,111       43,539
                                                    ---------    ---------
                                                      335,915      476,650
     Accumulated depreciation and amortization ..     (80,342)    (109,143)
                                                    ---------    ---------
     Property and equipment, net ................   $ 255,573    $ 367,507
                                                    =========    =========

     Concentration of credit risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable and cash equivalents. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for doubtful accounts based on the outcome of its credit evaluations. The Company maintains cash and cash equivalents with various financial institutions that management believes to be high credit quality. These financial institutions are located in many different locations throughout the world.

     Sales to customers who accounted for more than 10% of net sales were as follows for the years ended March 31:

                                       1997           1998            1999
                                     ------         ------          ------
     Ericsson ..............            --%           25.6%           16.4%
     Philips ...............           18.8           12.5            18.0
     Cisco .................            1.1            3.2            12.8
     Lifescan ..............           10.2            5.0            --

     Prior to the company's acquisition of Neutronics, Philips Electronics Group ("Philips") held a significant ownership interest in Neutronics (see Note 11). Sales to Philips, which are included in net sales in the accompanying consolidated statements of operations, totaled $120 million, $139 million, and $325 million in fiscal 1997, 1998 and 1999, respectively. Neutronics also purchased raw materials from Philips totaling $30 million, $53 million and $153 million in fiscal 1997, 1998 and 1999, respectively.

     In addition, Neutronics received an interest free loan from Philips in fiscal 1994 of $10.8 million which was fully repaid in fiscal 1997.

     Goodwill and other intangibles

     Any excess of cost over net assets acquired (goodwill) is amortized by the straight-line method over estimated lives ranging from eight to twenty-five years.

     Intangible assets are comprised of technical agreements, patents, trademarks, developed technologies and other acquired intangible assets including assembled work forces, favorable leases and customer lists. Technical agreements are being amortized on a straight-line basis over periods of up to five years. Patents and trademarks are being amortized on a straight-line basis over periods of up to ten years. Purchased developed technologies are being amortized on a straight-line basis over periods of up to seven years. Intangible assets related to assembled work forces, favorable leases and customer lists are amortized on a straight-line basis over three to ten years.

     Goodwill and other intangibles were as follows as of March 31:

                                                      1998          1999
                                                    --------      --------
     Goodwill .................................     $ 21,850      $ 37,315
     Other intangibles ........................       16,986        13,840
                                                    --------      --------
                                                      38,836        51,155
     Accumulated amortization .................      (12,275)      (12,489)
                                                    --------      --------
     Goodwill and other intangibles, net ......     $ 26,561      $ 38,666
                                                    ========      ========

     Long-Lived Assets

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

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. As of March 31, the components of inventories are as follows:

                                                   1998              1999
                                                 --------          --------
     Raw materials ....................          $130,868          $153,193
     Work-in-process ..................            21,536            24,964
     Finished goods ...................             4,673            14,609
                                                 --------          --------
                                                 $157,077          $192,766
                                                 ========          ========


     Accrued liabilities

     Accrued liabilities was comprised of the following as of March 31:

                                                              1998      1999
                                                             -------   -------
  Income taxes payable ...................................   $ 4,183   $ 9,737
  Accrued payroll ........................................    19,928    31,593
  Accrued loan interest ..................................     6,016     6,056
  Provision for excess facilities (see note 9) ...........     5,445     2,523
  Purchase price payable to former Astron's Shareholders .    10,000      --
  Amount due under the Service Agreement .................    13,909      --
  Customer deposits ......................................     4,121    18,299
  Sales tax payable ......................................     4,347     5,779
  Other accrued liabilities ..............................    17,169    17,235
                                                             -------   -------
                                                             $85,118   $91,222
                                                             =======   =======

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

     Interest and other expense, net

     Interest and other expense, net was comprised of the following for the years ended March 31:

                                                   1997        1998        1999
                                               --------    --------    --------
  Interest expense .........................   $ (6,426)   $(17,700)   $(21,899)
  Interest income ..........................        706       2,742       5,161
  Foreign exchange gain (loss) .............      1,665       1,581      (3,115)
  Equity in earnings of associated companies        133       1,194       1,036
  Permanent impairment in investment .......     (3,200)       --          --
  Bank commitment fees .....................       (750)       --          --
  Gain on sale of subsidiary ...............      1,027        --          --
  Minority interest ........................       (394)       (363)     (1,313)
  Other income(expense), net ...............        814        (546)      1,797
                                               --------    --------    --------
            Total other expense, net .......   $ (6,425)   $(13,092)   $(18,333)
                                               ========    ========    ========

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

     The Company set a record date of December 22, 1998 for a two-for-one stock split to be effected as a bonus issue (the Singapore equivalent of a stock dividend). The distribution of Ordinary Shares occurred on January 11, 1999. All share and per share amounts have been retroactively restated to reflect the stock split.

     Reconciliation between basic and diluted earnings per share is as follows for the fiscal years ended March 31 (in thousands, except per share data):

                                                     1997      1998      1999
                                                    -------   -------   -------
   Ordinary Shares issued and outstanding(1) ....    32,438    35,606    43,569
   Ordinary Shares due to Astron(2) .............       970       920      --
                                                    -------   -------   -------
   Weighted average Ordinary Shares -- basic ....    33,408    36,526    43,569
   Ordinary Share equivalents -- stock options(3)     1,248     1,668     2,594
                                                    -------   -------   -------
   Weighted average Ordinary Shares and
     equivalents -- diluted .....................    34,656    38,194    46,163
                                                    =======   =======   =======
   Net income ...................................   $11,620   $19,913   $51,530
                                                    =======   =======   =======
   Basic earnings per share .....................   $  0.35   $  0.55   $  1.18
                                                    =======   =======   =======
   Diluted earnings per share ...................   $  0.34   $  0.52   $  1.12
                                                    =======   =======   =======

(1) Ordinary Shares issued and outstanding based on the weighted average method.

(2) Ordinary Shares to be issued as purchase price due to Astron's former shareholders in June 1998.

(3) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 495,610, 173,792 and 56,329 weighted shares outstanding during fiscal 1997, 1998, and 1999, respectively, were excluded from the computation of diluted earnings per share because the options exercise price was greater than the average market price of the Company's Ordinary Shares during those years.

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

     The following table sets forth the components of other comprehensive loss net of income tax for the years ended March 31:

                                                 1997                           1998                            1999
                                   -------------------------------  -------------------------------  ------------------------------
                                                 Tax                             Tax                              Tax
                                   Pre-Tax   (Expense)  Net-of-Tax  Pre-Tax   (Expense)  Net-of-Tax  Pre-Tax   (Expense)  Net-of-Tax
                                   Amount    or Benefit   Amount     Amount   or Benefit   Amount     Amount   or Benefit   Amount
                                   -------    --------   -------    -------    -------    --------   --------   -------    --------
Other comprehensive
 loss :
  Foreign currency
    translation
    adjustment .................   $  (804)   $   119    $  (685)   $(6,427)   $   654    $ (5,773)  $(11,439)   $ 1,499   $(9,940)

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The Company expects to adopt SFAS No. 133 the first quarter of fiscal 2001 and anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

3.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     For purposes of the statement of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The following information relates to fiscal years ended March 31:

                                                              1997      1998      1999
                                                             -------   -------   -------
Cash paid for:
  Interest ...............................................   $ 4,927   $11,076   $15,304
  Income taxes ...........................................     1,717     1,271     2,311
Non-cash investing and financing activities:
  Equipment acquired under capital lease obligations .....    14,783     9,094    11,851
  Earnout of $6.25 million payable to Astron's
       shareholders less reduction in amount due under
       the Services Agreement ............................     5,250      --        --
  Issuance of 127,850 Ordinary Shares valued at $37.54 for
       acquisition of FICO ...............................      --        --       4,800


4.   BANK BORROWINGS AND LONG-TERM DEBT

     The Company has $150 million in unsecured Senior Subordinated Notes due in 2007 outstanding with an annual interest rate of 8.75% due semi-annually. The fair value of the unsecured Senior Subordinated Notes based on broker trading prices was 103% of the face value on March 31, 1999. In addition, during fiscal 1999, the Company increased its credit facility to $120.0 million and amended certain covenants and financial ratios. As of March 31, 1999, the Company has borrowed $20.9 million under the credit facility line of credit. The Credit Facility is secured by substantially all of the Company's assets and expires in January 2001. Borrowings under the credit facility bear interest, at the Company's option, of the United States prime rate or the London interbank offering rate (LIBOR) plus 0.5% (5.0% as of March 31, 1999). As of March 31, 1999, the Company has $99.1 million available under its Credit Facility line of credit.

     Certain subsidiaries of the Company have various lines of credit available with annual interest rates ranging from 4.0% to 6.4%. These lines of credit expire on various dates through 2001. The Company has term loans with annual interest rates generally ranging from 4% to 7% with terms of up to 20 years. These lines of credit and term loans are primarily secured by assignment of account receivables and assets.

     The Company has financed the purchase of certain facilities with mortgages. The mortgages generally have terms of 5 to 20 years and annual interest rates ranging from 6.0% to 18.25% and are secured by the underlying properties with a net book value of approximately $23 million.

     In addition, the Company had notes payable for purchase price due to the former shareholders of FICO for the additional 50% interest acquired in March 1999. The notes were unsecured for a total of $3 million and bear interest at 2%.

     Bank borrowings and long-term debt was comprised of the following at March 31:

                                                     1998           1999
                                                  ---------      ---------
     Senior Subordinated Notes ..............     $ 150,000      $ 150,000
     Outstanding under lines of credit ......        23,010         13,193
     Credit Facility ........................          --           20,914
     Mortgages ..............................        12,848         15,630
     Term loans and other debt ..............        23,848         28,102
                                                  ---------      ---------
                                                    209,706        227,839
       Current portion ......................       (43,209)       (54,086)
                                                  ---------      ---------
       Non-current portion ..................     $ 166,497      $ 173,753
                                                  =========      =========

     Maturities for the bank borrowings and other long-term debt are as follows for the years ended March 31:

         2000..............................................    $  54,086
         2001..............................................        5,539
         2002..............................................        4,119
         2003..............................................        3,026
         2004..............................................        2,049
         Thereafter........................................      159,020
                                                               ---------
                                                               $ 227,839
                                                               =========

5.   FINANCIAL INSTRUMENTS

     The value of the Company's cash and cash equivalents, accounts receivable and accounts payable carrying amount approximates fair value. The fair value of the Company's long-term debt (see Note 4) is determined based on current broker trading prices. The Company's cash equivalents are comprised of investment grade certificates of deposits, money market accounts, and corporate debt securities (see Note 2). The Company's investment policy limits the amount of credit exposure to 10% of the total investment portfolio in any single issuer. All of the Company's investments have an original maturity of 90 days or less.

     The Company enters into forward exchange contracts to hedge underlying transactional currency exposures and does not engage in foreign currency speculation. The credit risk of these forward contracts is minimal since the contracts are with large financial institutions. The Company hedges committed exposures and these forward contracts generally do not subject the Company to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the asset, liabilities and transactions hedged. The Company's off-balance sheet financial instruments consist of $80.7 million and $16.5 million of aggregate foreign currency forward contracts outstanding at the end of fiscal year 1998 and 1999, respectively. These foreign exchange contracts expire in less than three months and will settle in French Franc, Japanese Yen, Swedish Kronor and United States dollar.

6.   COMMITMENTS

     As of March 31, 1998 and 1999, the Company has financed a total of $49,606 and $52,295, respectively in machinery and equipment purchases with capital leases. Accumulated amortization for property and equipment under capital leases totals $13,764 and $13,997 at March 31, 1998 and 1999, respectively. These capital leases have interest rates ranging from 1.7% to 16.6%. The Company also leases certain of its facilities under non-cancelable operating leases. The capital and operating leases expire in various years through 2008 and require the following minimum lease payments for the years ended March 31:

                                                          CAPITAL     OPERATING
                                                          -------     ---------
  2000..................................................  $11,921      $18,278
  2001..................................................    8,592       17,563
  2002..................................................    5,715       13,049
  2003..................................................    4,402        4,942
  2004..................................................    2,971        1,929
  Thereafter............................................    5,145        6,770
                                                          -------      -------
  Minimum lease payments................................   38,746      $62,531
                                                                       =======
  Amount representing interest..........................   (5,513)
                                                          -------
  Present value of minimum lease payments...............   33,233
  Current portion.......................................   (9,807)
                                                          -------
  Capital lease obligations, net of current
    portion.............................................  $23,426
                                                          =======

     Total rent expense was $3,144, $8,188 and $17,033 for the years ended March 31, 1997, 1998 and 1999, respectively.

7.   INCOME TAXES

     The domestic and foreign components of income before income taxes were comprised of the following for the years ended March 31:


                                    1997            1998            1999
                                  --------        --------        --------
     Singapore ............       $   (392)       $ (9,346)       $ (8,159)
     Foreign ..............         14,039          31,517          67,459
                                  --------        --------        --------
                                  $ 13,647        $ 22,171        $ 59,300
                                  ========        ========        ========

     The provision for income taxes consisted of the following for the years ended March 31:

                                      1997           1998           1999
                                     -------        -------        -------
     Current :
       Singapore .............       $ 1,608        $   226        $  --
       Foreign ...............         1,395          4,364          8,346
                                     -------        -------        -------
                                     $ 3,003        $ 4,590        $ 8,346
                                     =======        =======        =======

     Deferred :
       Singapore .............       $  (559)       $  (451)       $  --
       Foreign ...............          (417)        (1,881)          (576)
                                     -------        -------        -------
                                        (976)        (2,332)          (576)
                                     -------        -------        -------
                                     $ 2,027        $ 2,258        $ 7,770
                                     =======        =======        =======

     The Singapore statutory income tax rate was 26% for the years ended March 31, 1997, 1998 and 1999. The reconciliation of the income tax expense expected based on Singapore statutory income tax rates to the provision for income taxes included in the consolidated statements of operations for the years ended March 31 is as follows:

                                                        1997         1998         1999
                                                      --------     --------     --------
     Income taxes based on Singapore statutory
       rates ......................................   $  3,548     $  5,764     $ 15,418
     Losses from non-incentive Singapore operations        498        2,707        3,098
     Tax exempt income ............................       --           --           (549)
     Effect of foreign operations taxed at various
       rates ......................................     (3,368)      (3,443)      (6,003)
     Amortization of goodwill and intangibles .....        436          946          942
     Merger costs .................................       --            398         --
     Benefit from realized deferred tax assets ....       --         (2,829)      (5,229)
     Joint venture losses .........................       --           (310)        (269)
     Bank commitment fees .........................        382         --           --
     Other ........................................        531         (975)         362
                                                      --------     --------     --------
               Provision for income taxes .........   $  2,027     $  2,258     $  7,770
                                                      ========     ========     ========
      Effective tax rate ..........................       14.9%        10.2%        13.1%

The components of deferred income taxes are as follows as of March 31:

                                                             1998        1999
                                                           --------    --------
Deferred tax liabilities:
 Depreciation ...........................................  $   (855)   $ (4,314)
 Intangible assets ......................................    (2,405)     (2,059)
 Fixed assets ...........................................      --          (515)
 Exchange losses ........................................      --          (857)
 Others .................................................    (1,552)     (1,097)
                                                           --------    --------
         Total deferred tax liability ...................  $ (4,812)   $ (8,842)
                                                           --------    --------
Deferred tax assets:
 Depreciation ...........................................  $    471    $    598
 Provision for inventory obsolescence ...................     3,117       2,869
 Provision for doubtful accounts ........................     1,100       1,600

 Net operating loss carryforwards .......................    17,525      15,107
 General accruals and reserves ..........................     1,540       3,555
 Unabsorbed capital allowance carryforwards .............       239        --
 Leasing - interest and exchange ........................      --           771
 Others .................................................       220       1,330
                                                           --------    --------
                                                             24,212      25,829
 Valuation allowance ....................................   (21,626)    (18,637)
                                                           --------    --------
      Net deferred tax asset ............................  $  2,586    $  7,192
                                                           --------    --------
 Net deferred tax liability .............................  $ (2,226)   $ (1,650)
                                                           ========    ========

 The net deferred tax liability is classified as follows:
       Long-term liability ..............................  $ (4,812)   $ (4,831)
       Current and non-current assets ...................     2,586       3,181
                                                           --------    --------
                                                           $ (2,226)   $ (1,650)
                                                           ========    ========

     The deferred tax asset arises substantially from available tax loss carryforwards. These tax losses can only be offset against future income of operations in respect of which the tax losses arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize the deferred tax asset benefit. The valuation allowance provides a reserve against deferred tax assets that may expire or go unutilized by the Company. In accordance with the guidelines included in SFAS No. 109 "Accounting for Income Taxes," management has determined that more likely than not the Company will not realize these benefits and, accordingly, has provided a valuation allowance for them. The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts change, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management's estimates.

     At March 31, 1999, the Company had operating loss carryforwards of approximately $15,208 for U.S. federal income tax purposes which will expire between 2003 and 2012 if not previously utilized. Utilization of these net operating loss carryforwards may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code (the "Code"). This limitation and other restrictions provided by the Code may reduce the net operating loss carryforwards such that they would not be available to offset future taxable income of the U.S. subsidiary.

     At March 31, 1999, the Company had operating loss carryforwards of approximately $9,867, $6,765 and $6,547 in U.K., Austria and Hong Kong, respectively with various loss carryforward lives pursuant to local county tax laws. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose.

     Distributions of earnings by the Austrian subsidiary are exempt from Austrian income taxes under the international participation privilege. No deferred tax liability has been provided for withholding taxes on distributions of dividends by the Austrian subsidiary, or any other foreign subsidiaries, because earnings of foreign subsidiaries are to be reinvested indefinitely.

     Due to a change in the tax assessment system of Malaysia, the income for the year ended March 31, 1999 was not subject to Malaysian tax.

     The Company has been granted the following tax incentives:

     (i) Pioneer status for various products were granted to one of its Malaysian subsidiaries under the Promotion of Investment Act. The pioneer status for the various products expire on various dates ranging from January 4, 1998 to January 12, 2000. This incentive provides for full/partial tax exemption on manufacturing income from the various Pioneer products for this subsidiary.

     (ii) Product Export Enterprise incentive for the Shekou and Shenzhen, China facilities. The Company's operation in Shekou and Shenzhen, China are located in "Special Economic Zone" and are approved "Product Export Enterprise' which qualifies for a special corporate income tax rate of 10%. This special tax rate is subject to the Company exporting more than 70% of its total value of products manufactured in China. The Company's status as a Product Export Enterprise is reviewed annually by the Chinese government.

     (iii) The Company's investment in its plants in Xixiang, China and Doumen, China fall under the "Foreign Investment Scheme" that entitles the Company to apply for a five-year tax incentive. The Company obtained the incentive for the Doumen plant in December 1995 and the Xixiang plant in October. With the approval of the Chinese tax authorities, the Company's tax rates on income from these facilities during the incentive period will be 0% in years 1 and 2 and 7.5% in years 3 through 5, commencing in the first profitable year. The Company has another plant in Doumen which commenced operations in the fiscal year 1998. The plant which falls under the "Foreign Investment Scheme" is confident that the five year incentive will be granted upon formal application in its first profitable year. However, there can be no assurance that the five year incentive will be granted.

     (iv) Five year negotiated tax holiday with the Hungarian government for its Hungarian subsidiaries. This incentive provides for the reduction of the regular tax rate by 60% to 7.2%. The incentive expires December 31, 2003.

     A portion of the Company's sales were carried out by its two subsidiaries in Labuan, Malaysia where the Company has opted to pay the Labuan tax authorities a fixed amount of $6 tax each year in accordance with Labuan tax legislation.

     A portion of the Company's sales was carried out by its Mauritius subsidiary which is taxed at 0%.

8.   SHAREHOLDERS' EQUITY

     Issuance of non-employee stock options

     In June 1996, the Company issued 40,000 stock options with an exercise price of $15.62 to a customer as a result of that customer reaching a specified sales target in accordance with an option agreement. These options were valued as of the grant date using the Black-Scholes model. The resulting value of $380 was recorded as a sales discount in the accompanying consolidated statement of operations for fiscal 1997.

     Secondary offerings

     In October 1997, the Company completed an offering of its Ordinary Shares. A total of 4,370,000 shares were sold at a price of $23.50 per share resulting in net proceeds to the Company of $96.2 million.

     In December 1998, the Company completed another offering of its Ordinary Shares. A total of 5,400,000 shares were sold at a price of $36.25 per share resulting in net proceeds to the Company of $194.0 million.

     Stock split

     The Company set a record date of December 22, 1998 for a 2:1 stock split to be effected as a bonus issue (the Singapore equivalent of a stock dividend). The distribution of 23,534,229 Ordinary Shares occurred on January 11, 1999. The Company has accounted for this transaction as a stock split and all share and per share amounts have been retroactively restated to reflect the 2:1 stock split.

     Stock-based compensation

     The Company's 1993 Share Option Plan (the "Plan") provides for the grant of up to 7,200,000 incentive stock options and non-statutory stock options to employees and other qualified individuals to purchase Ordinary Shares of the Company. As of March 31, 1999, the Company had 113,967 Ordinary Shares available for future option grants under the Plan at an exercise price of not less than 85% of the fair value of the underlying stock on the date of grant. Options issued under the Plan generally vest over 4 years and expire 5 years from the date of grant.

     The Company's 1997, 1998 and 1999 Interim Option Plans provide for grants of up to 500,000, 786,000, and 1,300,000 respectively. These plans provide grants of non-statutory options to employees and other qualified individuals to purchase Ordinary Shares of the Company. Options under these plans can not be granted to executive officers and directors. The Company's 1997, 1998 and 1999 Interim Option Plans had 85,993, 27,633, and 986,197 Ordinary Shares available for future option grants respectively. All Interim Option Plans have an exercise price of not less than 85% of fair market value of the underlying stock on the date of grant. Options issued under these plans generally vest over 4 years and expire 5 years from the date of grant.

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

     The following table presents the activity for options outstanding under all of the stock option plans as of March 31 ("Price" reflects the weighted average exercise price):

                                              1997                1998                 1999
                                       -----------------   ------------------   ------------------
                                        OPTIONS    PRICE    OPTIONS    PRICE     OPTIONS    PRICE
                                       ---------   -----   ---------   ------   ---------   ------
Outstanding, beginning of year.......  2,631,940   $6.30   3,350,044    $9.31   4,894,078   $12.02
Granted..............................  1,446,628   12.55   2,815,008    14.53   3,428,539    22.96
Exercised............................   (479,266)   2.93    (519,416)    3.75  (1,369,370)    8.37
Forfeited............................   (249,258)   8.91    (751,558)   15.06    (457,381)   13.98
                                       ---------           ---------            ---------
Outstanding, end of year.............  3,350,044   $9.31   4,894,078   $12.02   6,495,866   $18.37
                                       =========           =========            =========
Exercisable, end of year.............  1,199,531           1,631,152            1,625,520
                                       =========           =========            =========
Weighted average fair value per
    option granted...................      $6.09               $6.96               $13.22
                                       =========           =========            =========

     The following table presents the composition of options outstanding and exercisable as of March 31, 1999 ("Price" and "Life" reflect the weighted average exercise price and weighted average contractual life unless otherwise noted):

                                                                   OPTIONS
                                OPTIONS OUTSTANDING              EXERCISABLE
   RANGE OF EXERCISE        -----------------------------     ------------------
        PRICES               AMOUNT       PRICE     LIFE       AMOUNT      PRICE
----------------------     ---------     ------     ----     ---------    ------
$ 0.60 -- $11.63           1,807,865     $11.04     3.26     1,083,413    $10.74
 11.88 --  16.75           1,505,426      16.07     3.93       350,867     15.82
 16.81 --  23.69           1,139,172      19.27     4.10       131,240     20.64
 24.00 --  24.00           1,663,000      24.00     4.58        60,000     24.00
 24.91 --  49.94             380,403      35.04     4.85            --        --
                           ---------                         ---------
 Total, March 31, 1999     6,495,866     $18.37     3.99     1,625,520    $13.13
                           =========                         =========

     Options reserved for future issuance under all stock options plans was 1,213,790 as of March 31, 1999.

     The Company's employee stock purchase plan (the "Purchase Plan") provides for issuance of up to 150,000 Ordinary Shares. The Purchase Plan was approved by the stockholders in October 1997. Under the Purchase Plan, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six month period up to 10% of each participant's compensation. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. A total of 72,430 Ordinary Shares have been issued under the Purchase Plan as of March 31, 1999. The Company estimated the per-share weighted average fair value of stock issued to employees in the Purchase Plan was $8.51 using the Black-Scholes option pricing model with the same assumptions as those listed for stock options granted during fiscal 1999.

     The Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock option plans and employee stock purchase plans and has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation". Because the exercise price of the Company's stock options has equaled the fair value of the underlying stock on the date of grant, no compensation expense has been recognized under APB Opinion No. 25. Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair values of these options, the Company's fiscal 1997, 1998, and 1999 net income and earnings per share would have been adjusted to the pro-forma amounts indicated below:

                                          1997         1998         1999
                                       ----------   ----------   ----------
     Net income:
          As reported ..............   $   11,620   $   19,913   $   51,530
          Pro-forma ................        9,449       14,242       38,941

     Basic earnings per share:
          As reported ..............   $     0.35   $     0.55   $     1.18
          Pro-forma ................         0.28         0.39         0.89

     Diluted earnings per share:
          As reported ..............   $     0.34   $     0.52   $     1.12
          Pro-forma ................         0.27         0.37         0.84

     In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal 1997, 1998 and 1999 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

                                                     Years Ended March 31,
                                                    1997     1998     1999
                                                    ----     ----     ----
     Volatility ................................      67%      66%      64%
     Risk-free interest rate range .............      5.9%     5.9%     5.0%
     Dividend yield ............................       0%       0%       0%
     Expected lives ............................   4.1 yrs  4.0 yrs  4.0 yrs

     Because SFAS No. 123 is applicable only to awards granted subsequent to December 30, 1994, and due to the subjective nature of the assumptions used in the Black-Scholes model, the pro-forma net income and net income per share disclosures may not reflect the associated fair value of the outstanding options.

     Option Repricing

     In light of the substantial decline in the market price of the Company's Ordinary Shares in the first quarter of fiscal 1998, in June 1997 the Company offered to all employees the opportunity to cancel existing options outstanding with exercise price in excess of $11.63 per share, the fair market value of the Company's Ordinary Shares at that time, and to have such options replaced with options that have the lower exercise price of $11.63 per share. Employees electing to have options repriced were required to accept an extension of their vesting schedule. The other terms of the options remained unchanged. On June 5, 1997, the Company repriced options to purchase 577,920 shares pursuant to this offer.

9.   PROVISION FOR EXCESS FACILITIES

     The provision for excess facilities of $3.4 million in fiscal 1999 is comprised of $2.2 million relating to the costs for consolidating the Company's four manufacturing and administrative facilities in Hong Kong and $1.2 million relating to the consolidation of certain U.S. facilities. The provision for excess facilities consists of $1.5 million for the reduction of certain personnel due to consolidation of certain operations, $1.5 million for the write-off of equipment and assets related to the operations the Company has exited, and $400 related to the consolidation of facilities. In connection with the provision for excess facilities, the Company terminated approximately 250 employees in the areas of finance, engineering, operations, production and purchasing. The Company anticipates the consolidation of facilities will be substantially complete by November 1999.

     The provision for excess facilities of $8.9 million in fiscal 1998 relates to the costs incurred in closing the Wales facility. The provision includes $3.8 million for the write-off of goodwill associated with the acquisition of the Wales facility, $1.6 million for severance payments and payments required under the pension scheme, $2.4 million for fixed asset write-offs and factory closure expenses and $1.1 million for required repayment of previously received government grants.

     The provision for excess facilities of $5.9 million in fiscal 1997 relates to the costs incurred in downsizing the Texas facility, the write-off of equipment at the nChip semiconductor fabrication facility and downsizing the

Singapore manufacturing operations. The provision includes $2.0 million for severance payments and $0.5 million for the write-off of fixed assets in the Singapore manufacturing facilities. An additional amount of $2.9 million associated with certain obsolete equipment at the Company's nChip and Texas facilities has been written-off. The provision also includes severance payments amounting to $0.5 million for the employees of the Texas and nChip facility which were paid during fiscal 1997. The Company has not recorded the remaining costs related to existing leases at the Texas facility as the Company is continuing to use the facility for certain administrative and warehousing functions.

     The following table summarizes the Company's components of the provision for excess facilities during the years ended in fiscal 1997, 1998 and 1999:

                                   Severance        Fixed       Factory
                                  and benefits      Assets      Closure     Goodwill       Other        Total
                                  -----------------------------------------------------------------------------
     Balance at March 31, 1996       $  --          $ 1,254      $  --        $  --        $  --        $ 1,254
       1997 provision ........         2,560          3,308         --           --           --          5,868
       Cash charges ..........          (560)          --           --           --           --           (560)
       Non-cash charges ......          --           (1,254)        --           --           --         (1,254)
                                  -----------------------------------------------------------------------------
     Balance at March 31, 1997         2,000          3,308         --           --           --          5,308
       1998 provision ........         1,636            807        1,565        3,769        1,092        8,869
       Cash charges ..........        (1,655)          --           --           --           --         (1,655)
       Non-cash charges ......          --           (3,308)        --         (3,769)        --         (7,077)
                                  -----------------------------------------------------------------------------
     Balance at March 31, 1998         1,981            807        1,565         --          1,092        5,445
       1999 provision ........         1,471          1,455          385         --             50        3,361
       Cash charges ..........          (923)          --           --           --           (937)      (1,860)
       Non-cash charges ......          (673)        (2,149)      (1,446)        --           (155)      (4,423)
                                  -----------------------------------------------------------------------------
     Balance at March 31, 1999       $ 1,856        $   113      $   504      $  --        $    50      $ 2,523
                                  =============================================================================

10.  RELATED PARTY TRANSACTIONS AND NOTES PAYABLES TO SHAREHOLDERS

     Stephen Rees, a former Director and Senior Vice President of the Company, holds a beneficial interest in both Mayfield International Ltd. ("Mayfield") and Croton Ltd. ("Croton"). During fiscal 1998, the Company paid $140 to Croton for management services and $208 to Mayfield for the rental of certain office space. Additionally, as of March 31, 1999, $2,520 was due from Mayfield under a note receivable. The note is included in other current assets on the accompanying balance sheet.

     On April 16, 1995, the Company's U.S. subsidiary, Flextronics International USA, Inc. ("Flextronics USA"), loaned $500 to Michael E. Marks. Mr. Marks executed a promissory note in favor of Flextronics USA which matures on April 16, 2000. In fiscal 1997, Flextronics USA forgave a total of $200 of outstanding principal amount and $26 in accrued interest. In fiscal 1998, Flextronics USA forgave a total of $100 of outstanding principal amount and $73 in accrued interest. The remaining outstanding balance of the loan as of March 31, 1999 was $217 (representing $200 in principal and $17 in accrued interest) and bears interest at a rate of 7.21%.

     On November 6, 1997, Flextronics USA loaned $1,500 to Mr. Marks. Mr. Marks executed a promissory note in favor of Flextronics USA which bears interest at a rate of 7.259% and matures on November 6, 2002. This loan is secured by certain assets owned by Mr. Marks. The remaining outstanding balance of the loan as of

March 31, 1999 was $1,500 and all interest accrued has been paid up to March 31, 1999.

     On October 22, 1996, Flextronics USA loaned $136 to Mr. Michael McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA which bears interest at a rate of 7.0% and matures on October 22, 2001. The remaining outstanding balance of the loan as of March 31, 1999 was $150 (representing $136 in principal and $14 in accrued interest).

     On November 25, 1998, Flextronics USA loaned $130 to Mr. Michael McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA which bears interest at a rate of 7.25% and matures on November 25, 2003. The remaining outstanding balance of the loan as of March 31, 1999 was $133 (representing $130 in principal and $3 in accrued interest).

     On January 15, 1999, Flextronics USA loaned $200 to Mr. Robert Dykes. Mr. Dykes executed a promissory note in favor of Flextronics USA which bears interest at a rate of 7.25% and matures on January 15, 2004. The remaining outstanding balance of the loan as of March 31, 1999 was $203 (representing $200 in principal and $3 in accrued interest).

     On February 4, 1999, the Company loaned $410 to Mr. Ronny Nilsson. Mr. Nilsson executed a promissory note in favor of the Company and the note matures on March 31, 2000.

     The Company also purchases materials from FICO Investment Holdings ("FICO"), an associated company in which the Company held a 40% interest through March 1999.(see Note 11). At March 31, 1998, the amount due to FICO for these purchases was $382. On March 1, 1999, the Company acquired an additional 50% of FICO and the results of FICO have been consolidated in the accompanying financial statements since this date (see Note 11 below).

11.  MERGERS, ACQUISITIONS AND STRATEGIC INVESTMENTS

     Advanced Component Labs HK Ltd.

     On March 1, 1999, the Company acquired the manufacturing facilities and related assets of Advanced Component Labs HK Ltd. ("ACL"), a Hong Kong based advanced technology printed circuit board manufacturer for $15 million cash. The transaction has been accounted for under the purchase method and accordingly, the results of ACL was included in the Company's consolidated statements of operations from March 1, 1999. Comparative pro-forma information has not been presented as the results of operations for ACL are not material to the Company's financial statements. The goodwill associated with this acquisition is amortized over ten years.

     The purchase price of $15 million was allocated to the net assets acquired based on their estimated fair values at the date of acquisition as follows:

     ACL's net assets at fair value .......................         $ 5,250
     In-process research and development ..................           2,000
     Goodwill .............................................           7,750
                                                                     ------
                                                                    $15,000
                                                                     ======

     As of the date of acquisition, the $2 million of purchase price allocated to in-process research and development related to development projects which had not reached technological feasibility and had no probable alternative future uses; accordingly, the Company expensed the entire amount on the date of acquisition as a one-time charge to operations. ACL's in-process research and development projects were initiated to address the rapid technological change associated with the miniaturized printed circuit board market. The incomplete projects include developing technology for a low cost Ball Grid Array ("BGA") package, developing thermal vias, and developing new methods that enable the use of extremely thin 1.5 mil technology.

     The Company believes the efforts to complete the in-process research and development projects will consist of internally staffed engineers and will be completed during fiscal year 2000. The estimated cost to complete the research and development is approximately $1,100. There is substantial risk associated with the completion of each project and there is no assurance that any of the projects will meet with technological or commercial success.

     FICO Investment Holding Ltd.

     On December 20, 1996, the Company acquired an initial 40% of FICO, a plastic injection molding company located in Shenzhen, China for $5.2 million of which $3.0 million was paid in December 1996. The remaining $2.2 million purchase price was paid in June 1997. Goodwill and other intangibles resulting from this initial purchase totaled $3.2 million and are being amortized over ten years. The Company accounted for its investment in FICO under the equity method and accordingly has included its 40% share of FICO's operating results in its accompanying consolidated statement of operations since December 20, 1996 through February 28, 1999. On March 1, 1999, the Company acquired an additional 50% of FICO for (i)$7.2 million cash, (ii)127,850 Ordinary Shares issued at closing valued at $4.8 million (iii)$3.0 million in 2% promissory notes due $1.0 million each in year 2000 through year 2002. This transaction has been accounted for under the purchase method and accordingly, the results of operations for FICO have been included in the accompanying consolidated statements of operations since March 1, 1999. The acquisition of the additional 50% interest resulted in additional goodwill and intangible assets of $8.5 million and $420,000 which were being amortized over 8 and 3 years, respectively.

     Conexao Informatical Ltd. and Altatron, Inc.

     On March 31, 1998 the Company acquired Conexao, a Brazil-based electronics manufacturing service provider, in exchange for a total of 843,186 Ordinary Shares, of which 236,610 Ordinary Shares to be issued upon resolution of certain general and specific contingencies. The contingencies were resolved and the 236,610 Ordinary Shares were issued in March 1999. On March 31, 1998, the Company also acquired Altatron, an electronics manufacturer service provider headquartered in Fremont, California, with facilities in Fremont, California; Richardson, Texas; and Hamilton, Scotland in exchange for 1,577,300 Ordinary Shares, of which 315,460 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies. The contingencies were resolved and the 315,460 Ordinary Shares were issued in March 1999. These acquisitions were accounted for as a pooling-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because they did not have a material impact on the Company's consolidated results. Accordingly, the results of the acquired companies are included in the Company's consolidated statements of operations from the date of acquisition.

     DTM Products, Inc. and Energipilot AB

     On December 1, 1997, the Company merged with DTM Products, Inc.("DTM") and EnergiPilot AB ("Energipilot"). DTM is based in Colorado and produces injection molded plastics. Energipilot is based in Sweden and produces cable and cable assemblies. All of the outstanding shares of DTM and Energipilot were acquired in exchange for 504,938 and 459,980 Ordinary Shares, respectively. These acquisitions were accounted for as a pooling-of-interests. The Company did not restate its prior period financial statements with respect to these acquisitions because they did not have a material impact on the Company's consolidated results. Accordingly, the results of the acquired companies are included in the Company's consolidated statements of operations from the date of acquisition onward.

     Neutronics Holdings A.G.

     On October 30, 1997, the Company acquired Neutronics Holdings A.G. ("Neutronics"), an electronics manufacturing services provider with operations located in Austria and Hungary. The acquisition was accounted for as a pooling-of-interests and the Company has issued 5,612,000 Ordinary Shares in exchange for 92% of the outstanding shares of Neutronics. All financial statements presented have been retroactively restated to include the results of Neutronics. Neutronics operated under a calendar year end prior to merging with Flextronics, and accordingly, Neutronics' statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 has been combined with the corresponding Flextronics consolidated statements for the fiscal years ended March 31, 1997. During fiscal 1998, Neutronics' fiscal year end was changed from December 31 to March 31 to conform to the Company's fiscal year-end. Accordingly, Neutronics' operations for the three months ended March 31, 1997, which included net sales of $34.9 million and net loss of $3.1 million have been excluded from the consolidated results and have been reported as an adjustment to retained earnings in the first quarter of fiscal 1998.

     Separate results of operations for the periods presented are as follows for the years ended March 31, 1997:

         Net sales:
          Previously reported......................      $ 490,585
          Neutronics...............................        149,422
                                                         ---------
          As restated..............................      $ 640,007
                                                         =========
        Net income(loss):
          Previously reported......................      $   7,463
          Neutronics...............................          4,157
                                                         ---------
          As restated..............................      $  11,620
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

     Fine Line Printed Circuit Design Inc.

     On November 25, 1996, the Company acquired Fine Line Printed Circuit Design, Inc. ("Fine Line"), a circuit board layout and prototype operation company located in San Jose, California. The Company issued 446,642 Ordinary Shares in exchange for all of the outstanding capital stock of Fine Line. The merger was accounted under the pooling-of-interests method of accounting; however, prior period financial statements were not restated because the financial results of Fine Line are not material to the consolidated financial statements.

12.  SEGMENT REPORTING

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" during the fourth quarter of fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Mr. Michael Marks, the Chairman and chief executive officer, is the Company's chief decision maker. The Company operates and is managed internally by four geographic business segments. The operating segments include Asia, Americas, Western Europe and Central Europe. Each operating segment has a regional president that reports to Mr. Michael Marks.

     Information about segments for the years ended March 31:

                                             1997           1998           1999
                                          -----------    -----------    -----------
     Net Sales:
              Asia ....................   $   307,545    $   303,993    $   401,126
              Americas ................       160,860        277,783        683,564
              Western Europe ..........        22,560        332,837        368,046
              Central Europe ..........       149,042        210,233        406,107
              Intercompany eliminations          --          (11,775)       (51,215)
                                          -----------    -----------    -----------
                                          $   640,007    $ 1,113,071    $ 1,807,628
                                          ===========    ===========    ===========

     Income(Loss) before Income Tax:
              Asia ....................   $    25,974    $    15,970    $    25,416
              Americas ................        (3,973)        (4,413)        19,296
              Western Europe ..........        (2,487)         8,871         12,137
              Central Europe ..........         4,598          7,723         12,833
              Intercompany eliminations,
                 corporate allocations
                 and non-recurring
                 charges                      (10,465)        (5,980)       (10,382)
                                          -----------    -----------    -----------
                                          $    13,647    $    22,171    $    59,300
                                          ===========    ===========    ===========

     Long Lived Assets:
              Asia ....................   $    52,702    $    76,011    $   109,513
              Americas ................        20,601         86,390        117,526
              Western Europe ..........        37,662         45,698         45,775
              Central Europe ..........        38,050         47,474         94,693
                                          -----------    -----------    -----------
                                          $   149,015    $   255,573    $   367,507
                                          ===========    ===========    ===========

                                               1997       1998       1999
                                             --------   --------   --------
     Depreciation and Amortization:
              Asia .......................   $  8,004   $ 12,690   $ 15,321
              Americas ...................      2,873      5,703     14,815
              Western Europe .............        929      7,298     10,110
              Central Europe .............      6,334      5,257     10,161
                                             --------   --------   --------
                                             $ 18,140   $ 30,948   $ 50,407
                                             ========   ========   ========

     Capital Expenditure:
              Asia .......................   $ 15,729   $ 34,549   $ 37,418
              Americas ...................     11,562     38,799     46,427
              Western Europe .............        586     12,102     10,850
              Central Europe .............      9,626     13,167     53,170
                                             --------   --------   --------
                                             $ 37,503   $ 98,617   $147,865
                                             ========   ========   ========

     For purposes of the preceding tables, "Asia" includes China, Malaysia, and Singapore, "Americas" includes U.S, Mexico, and Brazil, "Western Europe" includes Sweden, Scotland and United Kingdom and "Central Europe" includes Austria and Hungary.

     Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

                                              1997        1998        1999
                                              ----        ----        ----
     Net Sales:
            China .....................         22%         19%         17%
            United States .............         25%         24%         27%
            Sweden ....................         --          27%         18%
            Hungary ...................         13%         13%         17%
            All others ................         40%         17%         21%


     Long Lived Assets:
            China .....................         25%         26%         27%
            United States .............         11%         23%         19%
            Sweden ....................         22%         16%         11%
            Hungary ...................         19%         14%         18%
            All others ................         23%         21%         25%


13.  SUBSEQUENT EVENTS (UNAUDITED)

     In April 1999, Flextronics entered into an agreement to purchase the manufacturing facility and related assets of Ericsson's Visby, Sweden operations. Ericsson's Visby facility manufactures mobile systems infrastructure, primarily radio base stations. Under the terms of the agreement, Flextronics will acquire the facility, including equipment and materials. In connection with the acquisition of assets, the Company has also entered into a manufacturing service agreement with Ericsson. The asset transfer is expected to close during the second quarter of fiscal 2000.

     In May 1999, Flextronics purchased the manufacturing facility and realted assets of ABB Automation Products in Vasteras, Sweden for approximately $25.9 million. This facility provides printed circuit board assemblies and other electronic equipment. Flextronics has also offered employment to 575 ABB personnel who were previously employed by ABB Automation Products. In connection with the acquisition of certain fixed assets, the Company has also entered into a manufacturing service agreement with ABB Automation Products.

     In June 1999, Flextronics entered into an agreement to acquire Kyrel EMS Oyj, a provider of electronics manufacturing services with two facilities in Finland and one in Luneville, France. Kyrel employs approximately 900 people and its 1998 revenues were $230 million. Flextronics expects to issue approximately
1.9 million shares in the acquisition. Government approval is required in Finland and the transaction is expected to close in the second quarter of fiscal 2000. The acquisition of Kyrel EMS Oyj will be accounted for as a pooling-of-interests.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

Item 10. DIRECTORS AND OFFICERS


     The names, ages and positions of the Company's Directors and officers as of March 31, 1999 are as follows:

      NAME                       AGE                       POSITION
-----------------                ---     ------------------------------------------------
Michael E. Marks                  48   Chairman and Chief Executive Officer
Robert R. B. Dykes                49   President, Systems Group and
                                       Chief Financial Officer
Ash Bhardwaj                      35   President, Asia Pacific Operations
Michael McNamara                  42   President, Americas Operations
Ronny Nilsson                     50   President, Western European Operations
Humphrey Porter                   51   President, Central/Eastern European Operations
Chuen Fah Alain Ahkong            51   Director
Patrick Foley                     67   Director
Hui Shing Leong                   40   Director
Michael J. Moritz                 48   Director
Richard L. Sharp                  51   Director


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

     Ash Bhardwaj -- Mr. Bhardwaj joined Flextronics in 1988 and has served as President, Asia pacific Operations since April 1999. Previously, he served as Vice President for the China region for Flextronics from April 1997 to March 1999, with responsibility for all Flextronics operations in China. Prior to that, Mr. Bhardwaj oversaw the implementation of Flextronics' manufacturing operation in Xixiang, People's Republic of China and was general manager for the Flextronics plant in Shekou, China. Mr. Bhardwaj has a degree in electrical engineering from Thapar Institute of Engineering and Technology in India and earned an MBA from the Southeastern Louisiana University, Hammond, LA. Mr. Bhardwaj succeeds Mr. S.L.Tsui, who is leaving the company in June 1999.

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

     Ronny Nilsson -- Mr. Nilsson has served as the Company's President, Western European Operations since April 1997. From May 1995 to April 1997, he was Vice President and General Manager, Supply & Distribution and Vice President, Procurement, of Ericsson Business Networks where he was responsible for facilities in Sweden, Austria, China, the Netherlands, Mexico and Australia. From January 1991 to May 1995, he was Director of Production at the EVOX+RIFA Group, a manufacturer of components, and Vice President of RIFA AB where he was responsible for factories in Sweden, Finland, Singapore and Indonesia. Mr. Nilsson received a certificate in Mechanical Engineering from the Lars Kagg School in Kalmar, Sweden and certificates from the Swedish Management Institute and the Ericsson Management Program.

     Humphrey Porter -- Mr. Porter has served as President of Central and Eastern European Operations since October 1997. From July 1994 to October 1997, he was President and Chief Executive Officer of Neutronics Electronics Industries Holding, AG, which was acquired by the Company in October 1997. Prior to joining Neutronics, Mr. Porter worked for over 27 years for the Philips organization. Between 1989 and 1994, he was Industrial Director for Philips Audio Austria and between 1984 and 1989, he was Managing Director of the Philips Audio factory in Penang, Malaysia. Prior to this, Mr. Porter held various management and technical staff positions in Hong Kong, Holland, the United States and the U.K. Mr. Porter has a B.Sc. degree in production engineering from Trent University in Nottingham, England.

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


Item 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of the Registrants definitive Proxy Statement and notice of the Company's Annual Meeting of shareholders to be held on August 12, 1999 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrants definitive Proxy Statement and notice of the Company's Annual Meeting of shareholders to be held on August 12, 1999 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrants definitive Proxy Statement and notice of the Company's Annual Meeting of shareholders to be held on August 12, 1999 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

                                     Part IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

   EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------   -------------------------------------------------------------

     2.1 Asset Transfer Agreement between Ericsson Business Networks AB and Flextronics International Sweden AB dated as February 12, 1997. Certain schedules have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request. (Incorporated by reference to Exhibit
               2.6 of the Registrant's registration statement on Form S-3, No. 333-21715.)

     2.2 Exchange Agreement dated October 19, 1997 by and among Registrant, Neutronics Electronic Industries Holding A.G. and the named Shareholders of Neutronics Electronic Industries Holding A.G. (Incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K for event reported on October 30, 1997.)

     2.3 Exchange Agreement dated as of June 11, 1999 among the Registrant, Flextronics Holding Finland Oyj and Seppo Parhankangas.

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

     10.25 Second amendment to the amended and restated revolving credit agreement dated as of June 26, 1998 among Flextronics International USA, Inc. Bankboston, N.A. and the lending institutions listed on Schedule 1 thereto. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1998.)

     10.26 Second amendment to the amended and restated revolving credit agreement dated as of June 26, 1998 among Flextronics International Ltd., Bankboston, N.A. and the lending institutions listed on Schedule 1 thereto. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1998.)

     10.27 Third amendment to the amended and restated revolving credit agreement dated as of September 29, 1998 among Flextronics International USA, Inc. Bankboston, N.A. and the lending institutions listed on Schedule 1 thereto. (Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1998.)

     10.28 Third amendment to the amended and restated revolving credit agreement dated as of September 29, 1998 among Flextronics International Ltd., Bankboston, N.A. and the lending institutions listed on Schedule 1 thereto. (Incorporated by reference to Exhibit 10.4 of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1998.)

     10.29 Fourth amendment to the amended and restated revolving credit agreement dated as of February 5, 1999 among Flextronics International Ltd., Bankboston, N.A. and the lending institutions listed on Schedule 1 thereto.

     10.30 Promissory Note dated February 4, 1999 executed by Ronny Nilsson in favor of Flextronics International Ltd.

     21.1      Subsidiaries of Registrant.

     23.1      Consent of Arthur Andersen LLP.

     23.2      Consent of Moore Stephens.


----------------
*  Confidential treatment requested for portions of agreement.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II

                    YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                                  ADDITIONS
                                                                            ----------------------
                                             BALANCE AT       EFFECT        CHARGED TO    CHARGED                      BALANCE AT
                                            BEGINNING OF        OF          COSTS AND     TO OTHER    DEDUCTIONS/        END OF
                                               PERIOD      ACQUISITIONS      EXPENSES     ACCOUNTS    WRITE-OFFS         PERIOD
                                            ------------   ------------     ----------   ---------    ----------       ----------
Allowance for doubtful accounts
  receivable:
  Period
  Year ended March 31, 1997                      3,766           --            3,091          --          (785)          6,072
  Year ended March 31, 1998                      6,072          4,188          1,218          --        (1,950)          9,528
  Year ended March 31, 1999                      9,528            223         (2,584)         --        (2,117)          5,050

Provision for excess facilities:
  Period
  Year ended March 31, 1997                      1,254           --            5,868          --        (1,814)          5,308
  Year ended March 31, 1998                      5,308           --            8,869          --        (8,732)          5,445
  Year ended March 31, 1999                      5,445           --            3,361          --        (6,283)          2,523

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

Date : June 25, 1999
                                          FLEXTRONICS INTERNATIONAL LTD.

                                          By: /s/ MICHAEL E. MARKS
                                              ----------------------------------
                                              Michael E. Marks

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

        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----

/s/ MICHAEL E. MARKS       Chairman of the Board, and Chief        June 25, 1999
-----------------------    Executive Officer (principal
Michael E. Marks           executive officer)

/s/ ROBERT R.B. DYKES      President, Systems Group and            June 25, 1999
-----------------------    Chief Financial Officer (principal
Robert R.B. Dykes          financial and accounting officer)

                           Director                                June 25, 1999
-----------------------
Tsui Sung Lam

                           Director                                June 25, 1999
-----------------------
Michael J. Moritz

/s/ RICHARD L. SHARP       Director                                June 25, 1999
-----------------------
Richard L. Sharp

/s/ PATRICK FOLEY          Director                                June 25, 1999
-----------------------
Patrick Foley

/s/ Alain Ahkong           Director                                June 25, 1999
-----------------------
Alain Ahkong

                           Director                                June 25, 1999
-----------------------
Hui Shing Leong