Form 10-Q
period 1999-06-25
FLEXTRONICS INTERNATIONAL LTD
filed 1999-08-06
CIK 866374

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

                  For the quarterly period ended June 25, 1999

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }


     At August 2, 1999, there were 49,784,043 Ordinary Shares, S$0.01 par value, outstanding.

                        FLEXTRONICS INTERNATIONAL LIMITED
                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                        Page
                                                                                                        ----

Item 1. Financial Statements
               Condensed Consolidated Balance Sheets - June 25, 1999 and March 31, 1999................  3
               Condensed Consolidated Statements of Income - Three Months Ended June 25,
                 1999 and June 26, 1998 ...............................................................  4
               Condensed Consolidated Statements of Cash Flow - Three Months Ended June 25,
                 1999 and June 26, 1998 ...............................................................  5
               Notes to Condensed Consolidated Financial Statements ................................... 6-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations .................................................................................. 9-17

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K  .............................................................   18

        Signatures ....................................................................................   19

ITEM 1. FINANCIAL STATEMENTS

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                         June 25,    March 31,
                                                                           1999        1999
                                                                         --------    ---------
                                                                       (Unaudited)
                                     ASSETS

Current Assets:
  Cash and cash equivalents..........................................  $  134,573   $  172,984
  Accounts receivable, net...........................................     261,087      225,790
  Inventories........................................................     269,034      192,766
  Deferred income taxes and other current assets.....................      69,922       62,492
                                                                       ----------   ----------
          Total current assets.......................................     734,616      654,032

Property and equipment, net..........................................     393,835      367,507
Other non-current assets.............................................      73,653       72,840
                                                                       ----------   ----------
          Total assets...............................................  $1,202,104   $1,094,379
                                                                       ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings and current portion of long-term debt..............  $   70,926   $   54,086
  Capital lease obligations..........................................      15,623        9,807
  Accounts payable and accrued liabilities...........................     309,988      251,796
  Other current liabilities..........................................      98,837       97,198
                                                                       ----------   ----------
          Total current liabilities..................................     495,374      412,887
                                                                       ----------   ----------

Long-term debt, net of current portion...............................     173,229      173,753
Capital lease obligations, net of current portion ...................      33,975       23,426
Deferred income taxes................................................       4,538        4,831
Other long-term liabilities..........................................       7,860        9,213
Minority interest....................................................       4,290        4,018
                                                                       ----------   ----------
           Total long-term liabilities                                    223,892      215,241
                                                                       ----------   ----------

Shareholders' Equity:
  Ordinary Shares....................................................         300          299
  Additional paid-in capital.........................................     427,044      425,652
  Retained earnings..................................................      76,055       58,464
  Accumulated other comprehensive loss...............................     (20,561)     (18,164)
                                                                       ----------   ----------
          Total shareholders' equity.................................     482,838      466,251
                                                                       ----------   ----------
          Total liabilities and shareholders' equity.................  $1,202,104   $1,094,379
                                                                       ==========   ==========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                            Three months ended
                                                          June 25,     June 26,
                                                            1999         1998
                                                         ---------     --------

Net sales..............................................  $ 529,827    $ 376,079
Cost of sales..........................................    483,884      343,023
                                                         ---------    ---------
         Gross margin..................................     45,943       33,056
                                                         ---------    ---------
Operating expenses:
  Selling, general and administrative..................     21,073       14,355
  Goodwill and intangibles amortization................      1,414          880
                                                         ---------    ---------

         Total operating expenses......................     22,487       15,235
                                                         ---------    ---------
         Income from operations........................     23,456       17,821


Other income and expenses:
  Interest expense ....................................      5,358        4,871
  Interest income .....................................     (1,918)      (  882)
  Other expense, net ..................................         14          588
                                                         ---------    ---------

         Income before income taxes....................     20,002       13,244

Provision for income taxes.............................      2,410        1,588
                                                         ---------    ---------

         Net income....................................  $  17,592    $  11,656
                                                         =========    =========
Earnings per share:
  Basic................................................  $    0.36    $    0.28
  Diluted..............................................  $    0.34    $    0.27


Shares used in computing per share amounts:
  Basic.................................................    48,291       41,338
  Diluted...............................................    52,413       43,496



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Three months ended
                                                                       June 25,       June 26,
                                                                         1999           1998
                                                                       ---------    ----------

Net cash used in operating activities............................     $ (10,229)     $  (1,755)
                                                                      ----------     ---------
Cash flows from investing activities:
  Purchases of property and equipment............................       (37,545)       (39,894)
  Proceeds from sale of property and equipment...................            91          1,357
  Net cash paid for acquisition of net assets from ABB...........       (24,524)            --
  Other investments..............................................        (2,150)        (1,613)
                                                                      ---------      ---------
Net cash used in investing activities............................       (64,128)       (40,150)
                                                                      ---------      ---------
Cash flows from financing activities:
  Bank borrowings and proceeds from long-term debt...............        18,925         10,754
  Repayment of bank borrowings and long-term debt................        (2,044)        (6,165)
  Repayment of capital lease obligations.........................        (2,495)        (2,437)
  Proceeds from mortgage of equipment............................        18,663             --
  Proceeds from exercise of stock options and Employee Stock
    Purchase Plan................................................         1,393          1,765
                                                                      ---------      ---------
Net cash provided by financing activities........................        34,442          3,917
                                                                      ---------      ---------
Effect of exchange rate changes on cash .........................         1,504           (237)
                                                                      ---------      ---------
Net decrease ....................................................       (38,411)       (38,225)
Cash and cash equivalents at beginning of period ................       172,984         89,390
                                                                      ---------      ---------
Cash and cash equivalents at end of period ......................     $ 134,573      $  51,165
                                                                      =========      =========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 25, 1999
                                   (unaudited)

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended March 31, 1999 contained in the Company's 1999 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 25, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.


Note B - Inventories

     Inventories consist of the following (in thousands):

                                                       June 25,    March 31,
                                                         1999        1999
                                                      --------     --------
     Raw materials................................... $204,748     $153,193
     Work-in-process.................................   40,562       24,964
     Finished goods..................................   23,724       14,609
                                                      --------     --------
                                                      $269,034     $192,766
                                                      ========     ========

Note C - EARNINGS PER SHARE

     Reconciliation between basic and diluted earnings per share is as follows for the three month periods ended June 25, 1999 and June 26, 1998 (in thousands, except per share data):


                                                                       Three months ended
                                                                     June 25,      June 26,
                                                                       1999          1998
                                                                     --------      --------

Shares issued and outstanding (1)...................................   48,291        41,338
                                                                     --------      --------
Weighted average ordinary shares - basic............................   48,291        41,338
Ordinary shares equivalents:
  Stock options (2).................................................    4,122         2,158
                                                                     --------      --------
Weighted average ordinary shares and equivalents - diluted..........   52,413        43,496
                                                                     ========      ========
Net income.......................................................... $ 17,592      $ 11,656
                                                                     ========      ========
Basic earnings per share............................................ $   0.36      $   0.28
                                                                     ========      ========
Diluted earnings per share.......................................... $   0.34      $   0.27
                                                                     ========      ========


(1) Ordinary Shares issued and outstanding based on the weighted average method.

(2) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 28,086 shares and 104,400 shares outstanding during the three months ended June 25, 1999 and June 26, 1998, respectively, were excluded from the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the Company's Ordinary Shares during those periods.

Note D - COMPREHENSIVE INCOME (in thousands)

                                                           Three months ended
                                                         June 25,     June 26,
                                                           1999         1998
                                                         --------     --------

Net income............................................   $ 17,592     $ 11,656
Other comprehensive loss, net of tax:
  Foreign currency translation adjustments............     (2,110)         743
                                                         --------     --------
Comprehensive income..................................   $ 15,482     $ 12,399
                                                         ========     ========

Note E - NEW ACCOUNTING STANDARDS

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

Note F - SEGMENT REPORTING

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") during the fourth quarter of fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Mr. Michael Marks, the Chairman and chief executive officer, is the Company's chief decision maker. The Company operates and is managed internally by four geographic business segments. The operating segments include Asia, Americas, Western Europe and Central Europe. Each operating segment has a regional president who reports to Mr. Michael Marks.


         Information about segments were as follows (in thousands):

                                                          Three months ended
                                                         June 25,      June 26,
                                                          1999           1998
                                                       ---------       -------
       Net Sales :
        Asia.......................................... $ 112,410     $  79,168
        Americas......................................   208,075       168,286
        Western Europe................................    89,350        66,580
        Central Europe................................   128,707        72,134
        Intercompany eliminations.....................    (8,715)      (10,089)
                                                       ---------     ---------
                                                       $ 529,827     $ 376,079
                                                       =========     =========

       Income (Loss) before Income Tax :
        Asia.......................................... $   6,699     $   5,699
        Americas......................................     5,515         6,908
        Western Europe................................     1,643           248
        Central Europe................................     3,068         2,224
        Intercompany eliminations.....................     3,077        (1,835)
                                                       ---------     ---------
                                                       $  20,002     $  13,244
                                                       =========     =========

                                                   As of            As of
                                                  June 25,        March 31,
                                                   1999             1999
                                                  --------        ---------
     Long-lived assets :
     Asia ......................................  $109,866         $109,513
     Americas ..................................   132,492          117,526
     Western Europe ............................    45,436           45,775
     Central Europe ............................   106,041           94,693
                                                  --------         --------
                                                  $393,835         $367,507
                                                  ========         ========

     For purposes of the preceding tables, "Asia" includes China, Malaysia, and Singapore, "Americas" includes the U.S, Mexico, and Brazil, "Western Europe" includes Sweden, Scotland and United Kingdom and "Central Europe" includes Austria and Hungary.

     Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

Note G - SUBSEQUENT EVENTS

     On June 30, 1999, Flextronics signed the final agreement to purchase the manufacturing facilities and related assets of Ericsson's Visby, Sweden operations for approximately $27.6 million. Ericsson's Visby facility manufactures mobile systems infrastructure, primarily radio base stations. Under the terms of the agreement, Flextronics will acquire the facility, including equipment and materials. In connection with the acquisition of assets, the Company has also entered into a manufacturing service agreement with Ericsson. The asset transfer is effective on June 30, 1999.

     On July 15, 1999, Flextronics acquired 100% of Kyrel EMS Oyj ("Kyrel"), a provider of electronics manufacturing services with two facilities in Finland and one in Luneville, France in exchange for 1,821,825 Ordinary shares, of which 182,183 Ordinary Shares to be issued upon resolution of certain general and specific contingencies. The acquisition will be accounted for as a pooling-of-interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K and its other Forms 10-Q, that attempt to advise interested parties of the risks and factors that may affect the Company's business. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Operating Results," that could cause future results to differ materially from historical results or anticipated results.

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

     On July 15, 1999, Flextronics acquired 100% of Kyrel EMS Oyj ("Kyrel"), a provider of electronics manufacturing services with two facilities in Finland and one in Luneville, France in exchange for 1,821,825 Ordinary shares, of which 182,183 Ordinary Shares to be issued upon resolution of certain general and specific contingencies. The acquisition will be accounted for as a pooling-of-interests.

     On June 30, 1999, Flextronics signed the final agreement to purchase the manufacturing facilities and related assets of Ericsson's Visby, Sweden operations for $23.7 million. Ericsson's Visby facility manufactures mobile systems infrastructure, primarily radio base stations. Under the terms of the agreement, Flextronics will acquire the facility, including equipment and materials. In connection with the acquisition of assets, the Company has also entered into a manufacturing service agreement with Ericsson. The asset transfer is effective on June 30, 1999.

     On May 31, 1999, Flextronics purchased the manufacturing facilities and related assets of ABB Automation Products in Vasteras, Sweden for $24.5 million. This facility provides printed circuit board assemblies and other electronic equipment. Flextronics has also offered employment to 575 ABB personnel who were previously employed by ABB Automation Products. In connection with the acquisition of the manufacturing facilities, the Company has also entered into a manufacturing service agreement with ABB Automation Products.

     In addition to acquisitions, the Company has substantially increased overall capacity by expanding operations in its industrial parks in China, Hungary, and Mexico. As a result of these acquisitions and expansions, the Company's overall capacity has increased from approximately 1.0 million square feet to over 2.7 million square feet at December 31, 1998, providing an extensive network of manufacturing facilities in the world's major electronics markets - Asia, the Americas and Europe. The Company is continuing to expand operations and capacity at each of the industrial parks and also plans to establish an industrial park in Brazil. See "-Certain Factors Affecting Operating Results -- Risks of Expansion of Operations."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.


                                                          Three months ended
                                                          June 25,    June 26,
                                                           1999        1998
                                                          --------    --------
     Net sales ......................................      100.0      100.0
     Cost of sales ..................................       91.3       91.2
                                                           -----      -----
       Gross margin .................................        8.7        8.8
     Selling, general and administrative ............        4.0        3.9
     Goodwill and intangibles amortization ..........        0.3        0.2
                                                           -----      -----
       Income from operations .......................        4.4        4.7
     Other expenses, net ............................        0.6        1.2
                                                           -----      -----
       Income before income taxes ...................        3.8        3.5
     Provision for income taxes .....................        0.5        0.4
                                                           -----      -----
       Net income ...................................        3.3        3.1
                                                           =====      =====


     Net Sales

     Substantially all of the Company's net sales have been derived from the manufacture and assembly of products for OEM customers. Net sales for the first quarter of fiscal 2000 increased 41% to $529.8 million from $376.1 million for the first quarter of fiscal 1999. The increase in net sales was primarily due to increased sales to certain existing customers and, to a lesser extent, from sales to new customers. The Central Europe region net sales grew by approximately 78% and was the region with the most significant net sales growth. The Company's five largest customers in the first quarter of fiscal 2000 accounted for approximately 51% of consolidated net sales with no single customer exceeding 20% of consolidated net sales. During the first quarter of fiscal 1999, the Company's five largest customers accounted for approximately 60% of consolidated net sales, with no single customer exceeding 20% of consolidated net sales. See "-Certain Factors Affecting Operating Results - Customer Concentration; Dependence on Electronics Industry."

     Gross Profit

     Gross profit varies from period to period and is affected by, among other things, product mix, component costs, customer's product life cycles, unit volumes, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin for the first quarter of fiscal 2000 was 8.7%, approximately the same as the 8.8% for the first quarter of fiscal 1999. See "-Certain Factors Affecting Operating Results --Risks of Expansion of Operations."

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for the first quarter of fiscal 2000 increased to $21.1 million from $14.4 million in the first quarter of fiscal 1999 and increased slightly as a percentage of net sales to 4.0% for the first quarter of fiscal 2000 from 3.9% for the first quarter of fiscal 1999. The dollar increase in SG&A was mainly due to SG&A expenses from FICO Investment Holding Ltd. ("FICO"), which the Company acquired on March 1, 1999, increased expansion of operations in Brazil and Hungary, increased staffing and related administrative expenses, and increased sales and marketing expenses. The Company anticipates its SG&A expenses will continue to increase in absolute terms in the future. However, to the extent that net sales continue to grow faster than SG&A expenses, the Company believes SG&A expenses may decline as a percentage of net sales.

     Goodwill and Intangibles Amortization

     Goodwill and intangible assets are amortized on a straight-line basis over the estimated life of the benefits received, which ranges from three to twenty-five years. Goodwill and intangible asset amortization for the first quarter of fiscal 2000 increased to $1.4 million from $880,000 for the same period of fiscal 1999. The increase in goodwill and intangible assets amortization in the first quarter of fiscal 2000 was primarily due to the goodwill and intangible assets amortization associated with acquisition of FICO and Advanced Component Labs HK Ltd. ("ACL") in Asia.

     Interest Expense, Net

     Interest expense, net was $3.4 million for the first quarter of fiscal 2000 compared to $4.0 million for the first quarter of fiscal 1999. The decrease in interest expense, net for the quarter ended June 25, 1999 was primarily attributable to the increase of interest income from the Company's investment in the money market funds and corporate debt securities.

     Provision for Income Taxes

     The Company's consolidated effective tax rates were 12% for the first quarter of fiscal 2000 and fiscal 1999.

     The Company is structured as a holding company, conducting its operations through manufacturing and marketing subsidiaries in Austria, Brazil, China, Hungary, Malaysia, Mauritius, Mexico, Singapore, Sweden, the United Kingdom, and the United States. These subsidiaries are subject to taxation in the country in which they have been formed. The Company's Asian and Hungarian manufacturing subsidiaries have, at various times, been granted certain tax relief in each of these countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. See "- Certain Factors Affecting Operating Results -- Risk of Increased Taxes."

     Liquidity and Capital Resources

     The Company has funded its operations from the proceeds of public offerings of equity and debt securities, cash and cash equivalents generated from operations, bank debt and lease financing of capital equipment. As of June 25, 1999, the Company had cash and cash equivalents balances totaling $134.6 million, total bank and other debts totaling $293.8 million and $92.0 million available for future borrowing under its credit facility subject to compliance with certain financial covenants.

     Cash used for operating activities was $10.2 million and $1.8 million for the quarter ended June 25, 1999 and June 26, 1998, respectively. Cash used for operating activities increased primarily due to the increase in accounts receivable.

     Cash used in investing activities was $64.1 million and $40.2 million for the quarter ended June 25, 1999 and June 26, 1998, respectively. Cash used in investing activities for the quarter ended June 25, 1999 was primarily related to (i)capital expenditures of $36.9 million to purchase equipment and expanded facilities in Brazil, United States, Sweden, Hungary and Mexico and (ii)$24.5 million related to the acquisition of assets from ABB in Sweden. Cash used in investing activities for the quarter ended June 26, 1998 consisted primarily of capital expenditures of $39.9 million to purchase equipment in China, Mexico, Sweden and United States.

     Net cash provided by financing activities was $34.4 million and $3.9 million for the quarter ended June 25, 1999 and June 26, 1998, respectively. Cash provided by financing activities for the quarters ended June 25, 1999 and June 26, 1998 were both primarily resulting from net proceeds from short-term bank borrowing partially offset by repayments of capital leases and for the quarter ended June 25, 1999 proceeds from the mortgage of equipment in Austria amounted to $18.7 million.

     The Company has currently incurred in excess of $16.0 million in total hardware, software, and system related costs in connection with remediation of Year 2000 issues. These costs are primarily costs associated with the implementation of the Company's new information system and have primarily been capitalized as fixed assets. The Company anticipates expending an additional $2.0 to $4.0 million before January 1, 2000 to complete the implementation of the new information system and address any Year 2000 compliance issues. See "--Year 2000 Compliance."

     The Company anticipates that its working capital requirements will increase in order to support anticipated increases in its business. In addition, the Company anticipates incurring significant capital expenditures in order to support the anticipated expansions of its facilities in Brazil, China, Hungary and Mexico. Future liquidity needs will depend on fluctuations in inventory levels, the timing of expenditures by the Company on new equipment, the extent to which the Company utilizes leases to finance new facilities and equipment, levels of shipments by the Company and changes in volumes of customer orders. The Company believes that its existing cash balances, together with anticipated cash flows from operations and amounts available under its credit facilities, will be sufficient to fund its operations at its current level of business. To the extent the Company finances its working capital and capital expenditures through increased borrowings, its interest expense may increase. From time to time, the Company may consider alternative financing opportunities, including certain off-balance sheet transactions such as sale leasebacks transactions or receivable financings. See "- Certain Factors Affecting Operating Results -- Risks of Expansion of Operations."

Qualitative and Quantitative Disclosures About Market Risk

     There were no material changes during the three months ended June 25, 1999 to the Company's exposure to market risk for changes in interest rates and foreign currency exchange rates.

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

     The Company has been addressing the Year 2000 issue with a project plan divided into major initiatives: enterprise wide applications, manufacturing and related equipment and facilities and infrastructure. The Company has established geographic regional teams to follow established policies and guidelines on the remediation of the Year 2000 issue. The Company created an internal intranet database to record the status and remediation activity on all internal equipment.

     The Company is primarily addressing the Year 2000 issue concerning enterprise wide applications by replacing its management information system with a new enterprise management information system that is designed to provide enhanced functionality. We have been advised that our new enterprise management information system is Year 2000 compliant. The Company currently has implemented this new information system in a majority of its facilities in Asia, Central Europe, Western Europe, and the Americas and anticipates that the installation of the new system will be completed in August 1999. The Company is currently evaluating the implementation of this new management information system for its recent acquisitions in Sweden. However, there can be no assurance that the new system will be Year 2000 compliant. The new system will significantly affect many aspects of our business, including our manufacturing, sales and marketing and accounting functions. In addition, the successful implementation of this system will be important to our future growth.

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

     The Company has sent a Year 2000 Readiness Questionnaire to most of its critical and significant suppliers. These critical suppliers have been classified into risk categories and the Company is in the process of identifying and devoting resources to verify Year 2000 compliance of these suppliers. The Company may need to find alternative suppliers based on the results of the questionnaires. There can be no assurance that the Company will be able to find suitable alternative suppliers and contract with them on reasonable prices and terms, and such inability could have a material and adverse impact on the Company's business and results of operations.

     The Company is currently working with many of its major customers to ensure year 2000 compliance and has been audited by many of its customers. The Company currently works with many of its major customers to formulate contingency plans. These contingency plans include the movement of manufacturing production, identification of alternative suppliers and logistics companies. The Company intends to review its contracts with customers and suppliers with respect to responsibility for Year 2000 issues and to seek to address such issues in future agreements with customers and suppliers.

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

CERTAIN FACTORS AFFECTING OPERATING RESULTS

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

Customer Concentration; Dependence on Electronics Industry

     Our five largest customers accounted for approximately 62% of consolidated net sales in fiscal 1999 and 57% in fiscal 1998. Our largest customers during fiscal 1999 were Philips, Ericsson and Cisco accounting for approximately 18%, 16% and 13% of consolidated net sales, respectively. Sales to our five largest customers have represented a majority of our net sales in recent periods. The identity of our principal customers has varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would have a material and adverse effect on us. We can not assure the timely replacement of expired, canceled, or reduced contracts with new business. See "--Variability of Customer Requirements and Operating Results."

     Factors affecting the electronics industry in general could have a material adverse effect on our customers and, as a result on us. Such factors include:

o the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which results in short product life cycles;

o the inability of our customers to develop and market their products, some of which are new and untested. If customers' products become obsolete or fail to gain widespread commercial acceptance, our business may be materially and adversely affected; and

o    recessionary periods in our customers' markets.

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

     The attractiveness of our services to our U.S. customers can be affected by changes in U.S. trade policies, such as "most favored nation" status and trade preferences for certain Asian nations. For example, trade preferences extended by the United States to Malaysia in recent years were not renewed in 1997. In addition, some countries in which we operate, such as Brazil, Mexico and Malaysia, have experienced periods of slow or negative growth, high inflation, significant currency devaluations and limited availability of foreign exchange. Furthermore, in countries such as Mexico and China, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. Finally, we could be adversely affected by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

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

Risks of Currency Fluctuations and Hedging Operations

     With the recent acquisitions of operations in Sweden, Austria and Brazil, a significant portion of our business is conducted in the Swedish kronor, European Euro and Brazilian real. In addition, some of our costs, such as payroll and rent, are denominated in currencies such as the Singapore dollar, the Hong Kong dollar, the Malaysian ringgit, the Hungarian forint, the Mexican peso, and the British pound, as well as the kronor, the euro and the real. In recent years, the Hungarian forint, Brazilian real and Mexican peso have experienced significant devaluations, and in January 1999 the Brazilian real experienced further significant devaluations. Changes in exchange rates between these and other currencies and the U.S. dollar will affect our cost of sales and operating margins. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts, to hedge Japanese yen, European euro, U.S. dollar, and other foreign currency commitments arising from trade accounts payable and fixed purchase obligations. Because we hedge only fixed obligations, we do not expect that these hedging activities will have a material effect on our results of operations or cash flows. However, our hedging activities may be unsuccessful, and we may change or reduce our hedging activities in the future.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          27.01    Financial Data Schedule

     (b)  Reports on Form 8-K
          There were no reports on Form 8-K filed during the quarter ended June 25, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FLEXTRONICS INTERNATIONAL LTD.
                                             (Registrant)



Date : August 6, 1999                        /s/ MICHAEL E.MARKS
                                             ----------------------------
                                                 Michael E. Marks
                                                 Chief Executive Officer


Date : August 6, 1999                        /s/ ROBERT R.B. DYKES
                                             ----------------------------
                                                 Robert R.B. Dykes
                                                 President, Systems Group
                                                 and Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)