Form 10-Q
period 1999-09-24
FLEXTRONICS INTERNATIONAL LTD
filed 1999-10-22
CIK 866374

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q
(MARK ONE)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 24, 1999

                                       OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                            ------------------------
                            514 Chai Chee Lane #04-13
                             Bedok Industrial Estate
                                SINGAPORE 469029
                                  (65) 449-5255
               (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No {_}

     At October 15, 1999, there were 50,316,600 Ordinary Shares, S$0.01 par value per share, outstanding.

                        FLEXTRONICS INTERNATIONAL LIMITED
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----

Item 1. Financial Statements
          Condensed Consolidated Balance Sheets - September 24, 1999 and
                  March 31, 1999 .................................................    3
          Condensed Consolidated Statements of Income - Three Months Ended
                 September 24, 1999 and September 25, 1998 .......................    4
          Condensed Consolidated Statements of Income - Six Months Ended
                   September 24,1999 and September 25, 1998 ......................    5
          Condensed Consolidated Statements of Cash Flow - Six Months Ended
                   September 24, 1999 and September 25, 1998 .....................    6
        Notes to Condensed Consolidated Financial Statements .....................   7-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations ............................................................   11-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............   22


                                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .....................   23

Item 6. Exhibits and Reports on Form 8-K .........................................   24

          Signatures .............................................................   25

ITEM 1. FINANCIAL STATEMENTS

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              Sept. 24,      March 31,
                                                                1999           1999
                                                             -----------    -----------
                                                             (Unaudited)
                                            ASSETS

Current Assets:
  Cash and cash equivalents ..............................   $    96,582    $   184,860
  Accounts receivable, net ...............................       417,101        273,203
  Inventories ............................................       415,632        221,352
  Deferred income taxes and other current assets .........        89,682         66,109
                                                             -----------    -----------
          Total current assets ...........................     1,018,997        745,524

Property and equipment, net ..............................       486,608        397,167
Other non-current assets .................................        91,125         75,178
                                                             -----------    -----------
          Total assets ...................................   $ 1,596,730    $ 1,217,869
                                                             ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings and current portion of long-term debt ..   $   168,405    $    83,976
  Capital lease obligations ..............................        14,800         11,475
  Accounts payable and accrued liabilities ...............       508,874        292,757
  Other current liabilities ..............................       123,819        105,718
                                                             -----------    -----------
          Total current liabilities ......................       815,898        493,926
                                                             -----------    -----------
Long-term debt, net of current portion ...................       183,475        188,808
Capital lease obligations, net of current portion ........        47,095         31,187
Deferred income taxes ....................................         4,496          4,831
Other long-term liabilities ..............................         7,046         10,157
Minority interest ........................................         4,359          4,022
                                                             -----------    -----------
           Total long-term liabilities ...................       246,471        239,005
                                                             -----------    -----------

Shareholders' Equity:
  Ordinary shares ........................................           312            310
  Additional paid-in capital .............................       432,491        426,230
  Retained earnings ......................................       119,643         82,245
  Accumulated other comprehensive loss ...................       (18,085)       (23,847)
                                                             -----------    -----------
          Total shareholders' equity .....................       534,361        484,938
                                                             -----------    -----------
          Total liabilities and shareholders' equity .....   $ 1,596,730    $ 1,217,869
                                                             ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           Three months ended
                                                        Sept. 24,     Sept. 25,
                                                          1999           1998
                                                       ---------      ---------
Net sales ........................................     $ 870,820      $ 470,889
Cost of sales ....................................       809,146        431,893
                                                       ---------      ---------
         Gross margin ............................        61,674         38,996
                                                       ---------      ---------
Operating expenses:
  Selling, general and administrative ............        27,504         17,976
  Goodwill and intangibles amortization ..........         1,460            890
                                                       ---------      ---------
         Total operating expenses ................        28,964         18,866
                                                       ---------      ---------
         Income from operations ..................        32,710         20,130

Other income and expenses:
  Interest expense ...............................         8,146          5,581
  Interest income ................................        (1,349)          (596)
  Merger expenses ................................         2,455             --
  Other expense, net .............................           519            376
                                                       ---------      ---------
         Income before income taxes ..............        22,939         14,769

Provision for income taxes .......................         3,170          1,726
                                                       ---------      ---------
         Net income ..............................     $  19,769      $  13,043
                                                       =========      =========
Earnings per share:
  Basic ..........................................     $    0.39      $    0.30
  Diluted ........................................     $    0.36      $    0.29

Shares used in computing per share amounts:
  Basic ..........................................        50,312         43,476
  Diluted ........................................        54,483         44,972


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Six months ended
                                                     Sept. 24,        Sept. 25,
                                                       1999            1998
                                                    -----------     -----------

Net sales ......................................    $ 1,482,090     $   868,163
Cost of sales ..................................      1,370,892         795,188
                                                    -----------     -----------
         Gross margin ..........................        111,198          72,975
                                                    -----------     -----------
Operating expenses:
  Selling, general and administrative ..........         50,953          32,959
  Goodwill and intangibles amortization ........          2,874           1,774
                                                    -----------     -----------
         Total operating expenses ..............         53,827          34,733
                                                    -----------     -----------
         Income from operations ................         57,371          38,242

Other income and expenses:
  Interest expense .............................         14,017          10,533
  Interest income ..............................         (3,286)         (1,481)
  Merger expenses ..............................          2,455              --
  Other expense, net ...........................            175           1,110
                                                    -----------     -----------
         Income before income taxes ............         44,010          28,080

Provision for income taxes .....................          5,793           3,302
                                                    -----------     -----------
         Net income ............................    $    38,217     $    24,778
                                                    ===========     ===========
Earnings per share:
  Basic ........................................    $      0.76     $      0.57
  Diluted ......................................    $      0.70     $      0.55

Shares used in computing per share amounts:
  Basic ........................................         50,215          43,352
  Diluted ......................................         54,353          45,160


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Six months ended
                                                                Sept. 24,     Sept. 25,
                                                                   1999         1998
                                                                ---------    ---------
Net cash used in operating activities .......................   $  (4,948)   $  (2,376)
                                                                ---------    ---------
Cash flows from investing activities:
  Purchases of property and equipment .......................    (107,617)     (71,736)
  Proceeds from sale of property and equipment ..............         779        1,389
  Net cash paid for acquisition of net assets ...............     (72,343)          --
  Other investments .........................................      (7,515)      (2,123)
   Payment of earnout and remaining purchase price related to
   the acquisition of Astron ................................          --      (24,000)
                                                                ---------    ---------
Net cash used in investing activities .......................    (186,696)     (96,470)
                                                                ---------    ---------
Cash flows from financing activities:
  Bank borrowings and proceeds from long-term debt ..........     107,454       57,223
  Repayment of bank borrowings and long-term debt ...........     (20,091)     (17,919)
  Repayment of capital lease obligations ....................     (10,684)      (5,236)
  Proceeds from mortgage of equipment .......................      18,663           --
  Proceeds from exercise of stock options and Employee Stock
    Purchase Plan ...........................................       6,263        3,856
                                                                ---------    ---------
Net cash provided by financing activities ...................     101,605       37,924
                                                                ---------    ---------
Effect of exchange rate changes on cash .....................       1,761       (1,782)
                                                                ---------    ---------
Net decrease in cash and cash equivalents ...................     (88,278)     (62,704)
Cash and cash equivalents at beginning of period ............     184,860       91,827
                                                                ---------    ---------
Cash and cash equivalents at end of period ..................   $  96,582    $  29,123
                                                                =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 24, 1999
                                   (unaudited)

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended March 31, 1999 contained in the Company's 1999 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended September 24, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

     On July 15, 1999, Flextronics acquired 100% of Kyrel EMS Oyj ("Kyrel"), a provider of electronics manufacturing services with two facilities in Finland and one in Luneville, France in exchange for 1,821,825 Ordinary Shares, of which 182,183 Ordinary Shares are to be issued upon resolution of certain contingencies. The acquisition was accounted for as a pooling-of-interests and, accordingly, the Company's condensed consolidated financial statements have been restated to reflect the merger as if it occurred at the beginning of the first period presented. Kyrel's fiscal year ends December 31. The condensed consolidated income statements combined Kyrel's results for the three and six months ended September 24, 1999 with Flextronics results for the three and six months ended September 24, 1999. The condensed consolidated income statements also combined Kyrel's results for the three and six months ended June 30, 1998 with Flextronics results for the three and six months ended September 25, 1998. The condensed consolidated balance sheets as of March 31, 1999 include Kyrel's balance sheets as of December 31, 1998. Kyrel's net loss of $818,000 for the three months ended March 31, 1999 has been recorded as an adjustment to retained earnings. A reconciliation of the previously reported results for the three and six months ended September 25, 1998 to the results in this form 10-Q is as follows (in thousands):

                                               Three months ended    Six months ended
                                                Sept. 25, 1998        Sept. 25, 1998
                                                    --------            --------
Net sales :
         As previously reported ..............      $422,948            $799,027
         Kyrel ...............................        47,941              69,136
                                                    --------            --------
         As restated .........................      $470,889            $868,163
                                                    ========            ========

Net income :
         As previously reported ..............      $ 12,863            $ 24,520
         Kyrel ...............................           180                 258
                                                    --------            --------
         As restated .........................      $ 13,043            $ 24,778
                                                    ========            ========

Note B - Inventories

     Inventories consist of the following (in thousands):

                                                   Sept. 24,          March 31,
                                                      1999              1999
                                                    --------          --------
         Raw materials ..................           $328,163          $173,739
         Work-in-process ................             53,040            25,740
         Finished goods .................             34,429            21,873
                                                    --------          --------
                                                    $415,632          $221,352
                                                    ========          ========

Note C - EARNINGS PER SHARE

         Reconciliation between basic and diluted earnings per share is as follows for the three and six month periods ended September 24, 1999 and September 25, 1998 (in thousands, except per share data):


                                                                   Three months ended                      Six months ended
                                                               Sept. 24,          Sept. 25,          Sept. 24,          Sept. 25
                                                                -------            -------            -------            -------
                                                                  1999               1998               1999               1998
                                                                -------            -------            -------            -------
Shares issued and outstanding(1) .......................         50,312             43,476             50,215             43,352
                                                                -------            -------            -------            -------
Weighted average ordinary
shares - basic .........................................         50,312             43,476             50,215             43,352
Ordinary share equivalents:
  Stock options(2) .....................................          4,171              1,496              4,138              1,808
                                                                -------            -------            -------            -------
Weighted average ordinary shares
  and equivalents - diluted ............................         54,483             44,972             54,353             45,160
                                                                =======            =======            =======            =======

Net income .............................................        $19,769            $13,043            $38,217            $24,778
                                                                =======            =======            =======            =======
Basic earnings per share ...............................        $  0.39            $  0.30            $  0.76            $  0.57
                                                                =======            =======            =======            =======
Diluted earnings per share .............................        $  0.36            $  0.29            $  0.70            $  0.55
                                                                =======            =======            =======            =======

(1) Ordinary Shares issued and outstanding based on the weighted average method.

(2) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 23,748 shares and 884,193 shares outstanding during the three months ended September 24, 1999 and September 25, 1998, respectively, and options to purchase 22,902 shares and 171,822 shares outstanding during the six months ended September 24, 1999 and September 25, 1998, respectively, were excluded from the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the Company's Ordinary Shares during those periods.


Note D - COMPREHENSIVE INCOME (in thousands)

                                                                       Three months ended                 Six months ended
                                                                   Sept. 24,        Sept. 25,        Sept. 24,         Sept. 25
                                                                   --------         --------         --------          --------
                                                                     1999             1998             1999              1998
                                                                   --------         --------         --------          --------
Net income ....................................................    $ 19,769         $ 13,043         $ 38,217          $ 24,778
Other comprehensive gain(loss), net of tax:
  Foreign currency translation adjustments ....................       1,449            2,415           (3,339)            3,118
  Unrealized gain on available-for-sale
     securities ...............................................       8,281               --            8,344                --
                                                                   --------         --------         --------          --------
Comprehensive income ..........................................    $ 29,499         $ 15,458         $ 43,222          $ 27,896
                                                                   ========         ========         ========          ========

Note E - NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt SFAS No. 133 the first quarter of fiscal 2001 and anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

Note F - SEGMENT REPORTING

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") during the fourth quarter of fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Mr. Michael Marks, the Chairman and Chief Executive Officer, is the Company's chief decision maker. The Company operates and is managed internally by four geographic business segments. The operating segments include Asia, the Americas, Western Europe and Central Europe. Each operating segment has a regional president who reports to Mr. Michael Marks.


         Information about segments were as follows (in thousands):

                                                               Three months ended                          Six months ended
                                                           Sept. 24,           Sept. 25,            Sept. 24,            Sept. 25,
                                                             1999                 1998                 1999                 1998
                                                         -----------          -----------          -----------          -----------
Net Sales
Asia ...........................................         $   143,001          $    99,387          $   255,411          $   178,555
Americas .......................................             322,634              153,272              530,709              321,558
Western Europe .................................             247,938              138,877              418,731              225,277
Central Europe .................................             170,774               92,842              299,481              166,350
Intercompany eliminations ......................             (13,527)             (13,489)             (22,242)             (23,577)
                                                         -----------          -----------          -----------          -----------
                                                         $   870,820          $   470,889          $ 1,482,090          $   868,163
                                                         ===========          ===========          ===========          ===========


 Income (Loss) Before Income Tax
Asia ...........................................         $     7,810          $     4,577          $    14,585          $    10,276
Americas .......................................               4,600                5,547               10,258               12,455
Western Europe .................................               6,446                4,627                8,852                4,942
Central Europe .................................               4,403                3,098                7,563                5,322
Intercompany eliminations ......................                (320)              (3,080)               2,752               (4,915)
                                                         -----------          -----------          -----------          -----------
                                                         $    22,939          $    14,769          $    44,010          $    28,080
                                                         ===========          ===========          ===========          ===========

                                                    As of               As of
                                                  Sept. 24,           March 31,
                                                    1999               1999
                                                  --------           --------
Long-Lived Assets
Asia .....................................        $119,287           $109,513
Americas .................................         143,183            117,526
Western Europe ...........................          91,361             75,435
Central Europe ...........................         132,777             94,693
                                                  --------           --------
                                                  $486,608           $397,167
                                                  ========           ========

     For purposes of the preceding tables, "Asia" includes China, Malaysia, and Singapore; "Americas" includes the U.S., Mexico, and Brazil; "Western Europe" includes Sweden, Finland, France, and the United Kingdom; and "Central Europe" includes Austria, Hungary and Scotland.

     Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

Note G - SUBSEQUENT EVENTS

     On October 13, 1999, the Company announced that it is commencing a public offering of 5,000,000 Ordinary Shares pursuant to a currently effective shelf registration statement. The Company intends to use the net proceeds from the offering to fund the further expansion of its business, including additional working capital and capital expenditures, and for other general corporate purposes. The Company may use a portion of the net proceeds for strategic acquisitions or investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements, which speak only as of the date hereof. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Operating Results." Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

OVERVIEW

     Flextronics is a leading provider of advanced electronics manufacturing services to original equipment manufacturers ("OEMs") primarily in the telecommunications and networking, consumer electronics and computer industries. The Company provides a wide range of integrated services, from initial product design to volume production and fulfillment. In addition, the Company provides advanced engineering services, including product design, PCB layout, quick-turn prototyping and test development. Throughout the production process, the Company offers logistics services, such as materials procurement, inventory management, and packaging and distribution. In recent years, the Company has substantially expanded its manufacturing capacity, technological capabilities and service offerings, through both acquisitions and internal growth.

     On July 15, 1999, Flextronics acquired 100% of Kyrel EMS Oyj ("Kyrel"), a provider of electronics manufacturing services with two facilities in Finland and one in Luneville, France in exchange for 1,821,825 Ordinary Shares, of which 182,182 Ordinary Shares are to be issued upon the resolution of contingencies. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the Company's condensed consolidated financial statements have been restated to reflect the combined results as if it occurred at the beginning of the first period presented.

     On June 30, 1999, Flextronics purchased the manufacturing facilities and related assets of Ericsson's Visby, Sweden operations for approximately $39.4 million. Ericsson's Visby facility manufactures mobile systems infrastructure, primarily radio base stations. Flextronics also offered employment to approximately 900 persons who had been employed by Ericsson at this facility. In connection with the acquisition of assets, the Company has also entered into a manufacturing service agreement with Ericsson.

     On May 31, 1999, Flextronics purchased the manufacturing facilities and related assets of ABB Automation Products in Vasteras, Sweden for approximately $24.5 million. This facility provides printed circuit board assemblies and other electronic equipment. Flextronics has also offered employment to 575 ABB personnel who had been previously employed by ABB Automation Products. In connection with the acquisition of the manufacturing facilities, the Company has also entered into a manufacturing service agreement with ABB Automation Products.

     In addition to acquisitions, the Company has substantially increased overall capacity by expanding operations in its industrial parks in China, Hungary, and Mexico. As a result of these acquisitions and expansions, the Company's overall capacity has increased from approximately 3.2 million square feet since the beginning of fiscal 1998 to over 4.7 million square feet of capacity, providing an extensive network of manufacturing facilities in the world's major electronics markets - Asia, the Americas and Europe. The Company is continuing to expand operations and capacity at each of the industrial parks and is developing an industrial park in Brazil. See "-Certain Factors Affecting Operating Results -- If we do not manage effectively the expansion of our operations, our business may be harmed."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. This table reflects the combined results of Flextronics and Kyrel.

                                                                            Three months ended                 Six months ended
                                                                        Sept. 24,        Sept. 25,       Sept. 24,         Sept. 25
                                                                        ---------        --------        ---------         ---------
                                                                          1999             1998             1999             1998
                                                                         ------           ------           ------           ------
Net sales ....................................................            100.0            100.0            100.0            100.0
Cost of sales ................................................             92.9             91.7             92.5             91.6
                                                                         ------           ------           ------           ------
  Gross margin ...............................................              7.1              8.3              7.5              8.4
Selling, general and administrative ..........................              3.2              3.8              3.4              3.8
Goodwill and intangibles amortization ........................              0.2              0.2              0.2              0.2
                                                                         ------           ------           ------           ------
Income from operations .......................................              3.7              4.3              3.9              4.4
Other expenses, net ..........................................              1.1              1.1              0.9              1.2
                                                                         ------           ------           ------           ------
  Income before income taxes .................................              2.6              3.2              3.0              3.2
Provision for income taxes ...................................              0.3              0.4              0.4              0.4
                                                                         ------           ------           ------           ------
  Net income .................................................              2.3              2.8              2.6              2.8
                                                                         ======           ======           ======           ======

Net Sales

     Substantially all of the Company's net sales have been derived from the manufacture and assembly of products for OEM customers. Net sales for the second quarter of fiscal 2000 increased 85% to $870.8 million from $470.9 million for the second quarter of fiscal 1999. Net sales for the six months ended September 24, 1999 increased 71% to $1.5 billion from $868.2 million for the same period of fiscal 1999. The increase in net sales was primarily due to increased sales to certain existing customers and, to a lesser extent, sales to new customers. The Company's five largest customers in the first six months of fiscal 2000 accounted for approximately 54% of consolidated net sales with no single customer exceeding 20% of consolidated net sales. During the second quarter of fiscal 2000, the Company's five largest customers accounted for approximately 57% of consolidated net sales, with no single customer exceeding 20% of consolidated net sales. See "-Certain Factors Affecting Operating Results - A majority of our sales comes from a small number of customers; if we lose any of these customers, our sales could decline significantly" and "We are dependent upon the electronics industry which continually produces technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis would harm our business."

     Gross Profit

     Gross profit varies from period to period and is affected by, among other things, product mix, component costs, customer's product life cycles, unit volumes, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin for the second quarter of fiscal 2000 decreased to 7.1% from 8.3% for the second quarter of fiscal 1999. Gross profit margin decreased to 7.5% for the first six months of fiscal 2000 from 8.4% for the first six months of fiscal 1999. Gross profit was adversely affected by several factors, including costs associated with expanding facilities, manufacturing overhead costs associated with the startup of new customers and projects, changes in product mix, as well as other factors. We believe our gross margin will continue to be affected by start-up costs associated with new programs, expansion of our facilities and other factors. See "-Certain Factors Affecting Operating Results - If we do not manage effectively the expansion of our operations, our business may be harmed."

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for the second quarter of fiscal 2000 increased to $27.5 million from $18.0 million in the second quarter of fiscal 1999 but decreased as a percentage of net sales to 3.2% for the second quarter of fiscal 2000 from 3.8% for the second quarter of fiscal 1999. SG&A increased to $51.0 million in the first six months of fiscal 2000 from $33.0 million in the first six months of fiscal 1999. The dollar increase in SG&A was mainly due to SG&A expenses from increased expansion of operations in Brazil and Hungary, increased staffing and related administrative expenses, and increased sales and marketing expenses. The Company anticipates its SG&A expenses will continue to increase in absolute terms in the future. However, to the extent that net sales continue to grow faster than SG&A expenses, SG&A expenses will decline as a percentage of net sales.

     Goodwill and Intangibles Amortization

     Goodwill and intangible assets are amortized on a straight-line basis over the estimated life of the benefits received, which ranges from three to twenty-five years. Goodwill and intangible asset amortization for the second quarter of fiscal 2000 increased to $1.5 million from $890,000 for the same period of fiscal 1999. Goodwill and intangible assets amortization was $2.9 million and $1.8 million for the first six months of fiscal 2000 and fiscal 1999, respectively. The increase in goodwill and intangible assets amortization in the second quarter and first six months of fiscal 2000 was primarily due to the goodwill and intangible assets amortization associated with acquisitions of Advanced Component Labs HK Ltd. ("ACL") in Asia and the increase in the Company's ownership interest in FICO Investment Holding Ltd ("FICO").

     Interest Expense, Net

     Interest expense, net was $6.8 million for the second quarter of fiscal 2000 compared to $5.0 million for the second quarter of fiscal 1999. Interest expense, net increased to $10.7 million for the first six months of fiscal 2000 from $9.1 million for the first six months of fiscal 1999. The increase in interest expense, net for the three and first six months of fiscal 2000 was primarily attributable to a $1.0 million interest expense charge relating to the write off of the remaining bank arrangement fees associated with the termination of the Bank of Boston credit facilities during the quarter, increase in our factoring costs of accounts receivable in Sweden after assuming Ericsson's and ABB's facilities, offset by the increase in interest income from the Company's investment in money market funds and corporate debt securities.

     As discussed above, included in net interest expense of $6.8 million was the accelerated amortization of approximately $1.0 million in bank arrangement fees associated with the termination of the Bank of Boston credit facilities. The Bank of Boston credit facilities were secured facilities that contained a number of convenants that restrict the operations of the Company. During the second quarter of fiscal 2000, the Company decided to replace the Bank of Boston credit facilities with an unsecured credit facility from another bank that is expected to contain fewer restrictions on the Company's operations.

     Merger expenses

     In the three months ended September 24,1999, the Company incurred $2.5 million of merger expenses associated with the pooling-of-interest merger with Kyrel. The merger expenses included a transfer tax of $1.7 million and legal and accounting fees of approximately $0.8 million.

     Other expenses, net

     Other expenses, net was a net expense of $519,000 for the second quarter of fiscal 2000 compared to a net expense of $376,000 for the second quarter fiscal 1999. The net expense of $519,000 primarily consists of loss on disposal of fixed assets and minority interests from FICO and the Company's Austrian subsidiary, partially offset by compensation received in settlement of a claim. Other expenses, net was a net expense of $175,000 for the first six months of fiscal 2000 compared to a net expense of $1.1 million for the first six months of fiscal 1999. The net expense of $1.1 million for the first six months of fiscal 1999 was primarily due to a foreign exchange loss, partially offset by income from the previous associated company, FICO. In March 1999, the Company acquired an additional 50% interest in FICO and, accordingly, the Company has consolidated the balance sheets and the results of operations of FICO from March 1999 onward.

     Provision for Income Taxes

     The Company's consolidated effective tax rates were 13.8% and 13.2% for second quarter and first six months of fiscal 2000, respectively.

The Company is structured as a holding company, conducting its operations through manufacturing and marketing subsidiaries in Austria, Brazil, China, Finland, France, Hungary, Italy, Malaysia, Mauritius, Mexico, Singapore, Sweden, the United Kingdom, and the United States. These subsidiaries are subject to taxation in the country in which they have been formed. The Company's Asian and Hungarian manufacturing subsidiaries have, at various times, been granted certain tax relief in each of these countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. See "- Certain Factors Affecting Operating Results - We are subject to Risk of Increased Taxes."

Liquidity and Capital Resources

     The Company has funded its operations from the proceeds of public offerings of equity and debt securities, cash and cash equivalents generated from operations, bank debt and lease financing of capital equipment. As of September 24, 1999, the Company had cash and cash equivalents balances totaling $96.6 million, total bank and other debts totaling $413.8 million and $65.0 million available for future borrowing under its credit facilities subject to compliance with certain financial covenants.

     Cash used by operating activities was $4.9 million for the first six months of fiscal 2000. Cash used in operating activities was $2.4 million for the first six months of fiscal 1999. Cash provided by operating activities increased primarily due to the increase in accounts receivable and inventories due to increased revenues.

     Cash used in investing activities was $186.6 million and $96.5 million for the first six months of fiscal 2000 and fiscal 1999, respectively. Cash used in investing activities for the first six months of fiscal 2000 was primarily related to (i)capital expenditures of $107.6 million to purchase equipment and expanded facilities and (ii)$72.3 million related to the acquisition of manufacturing facilities and related assets from Ericsson and ABB in Sweden. Cash used in investing activities for the first six months of fiscal 1999 consisted primarily of capital expenditures of $71.7 million to purchase equipment.

     Net cash provided by financing activities was $101.6 million and $37.9 million for the first six months of fiscal 2000 and fiscal 1999, respectively. Cash provided by financing activities for the first six months of fiscal 2000 and fiscal 1999 both primarily resulted from net proceeds from bank borrowings, partially offset by repayments of capital leases and repayment of bank borrowings. In addition, the first six months of fiscal 2000, proceeds from the mortgage of equipment in Austria amounted to $18.7 million.

     The Company has currently incurred in excess of $18.0 million in total hardware, software, and system related costs in connection with remediation of Year 2000 issues. These costs are primarily costs associated with the implementation of the Company's new information system and have primarily been capitalized as fixed assets. The Company anticipates expending an additional $1.0 million before January 1, 2000 to complete the implementation of the new information system and address any Year 2000 compliance issues. See "- Year 2000 Compliance."

     The Company anticipates that its working capital requirements will increase in order to support anticipated increases in its business. In addition, the Company anticipates incurring significant capital expenditures in order to support the anticipated expansions of its facilities. Future liquidity needs will depend on fluctuations in inventory levels, the timing of expenditures by the Company on new equipment, the extent to which the Company utilizes leases to finance new facilities and equipment, levels of shipments by the Company and changes in volumes of customer orders. The Company believes that its existing cash balances, together with anticipated cash flows from operations and amounts available under its credit facilities, will be sufficient to fund its operations at its current level of business. In addition, the Company is currently engaged in a public offering of 5,000,000 Ordinary Shares. To the extent the Company finances its working capital and capital expenditures through increased borrowings, its interest expense may increase. From time to time, the Company may consider alternative financing opportunities, including certain off-balance sheet transactions such as sale leasebacks transactions or receivable financings. See "- Certain Factors Affecting Operating Results -- If we do not manage effectively the expansion of our operations, our business may be harmed."

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

     The Company is primarily addressing the Year 2000 issue concerning enterprise wide applications by replacing its management information system with a new enterprise management information system that is designed to provide enhanced functionality. We have been advised that our new enterprise management information system is Year 2000 compliant. The Company currently has implemented this new information system in a majority of its facilities in Asia, Central Europe, Western Europe, and the Americas. The Company is currently evaluating the implementation of this new management information system for its recent acquisitions in Finland, France and Sweden. However, there can be no assurance that the new system will be Year 2000 compliant. The new system will significantly affect many aspects of our business, including our manufacturing, sales and marketing and accounting functions. In addition, the successful implementation of this system will be important to our future growth.

     The Year 2000 issue also could affect the Company's infrastructure and production lines. The possibility also exists that the Company could inadvertently fail to correct a Year 2000 problem with a mechanical equipment micro-controller. The Company believes the impact of such an occurrence would be minor, as substantial Year 2000 compliant equipment additions and upgrades have occurred in recent years. The Company has been in contact with the manufacturers of mechanical equipment to fully validate the readiness of its microprocessors. Additional testing is planned during the remainder of fiscal 2000 to reasonably ensure their Year 2000 readiness.

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

     The Company has currently incurred in excess of approximately $18.0 million in total hardware, software, and system related costs in connection with remediation of Year 2000 issues. These costs are primarily costs associated with the implementation of the Company's new information system and have primarily been capitalized as fixed assets. The Company anticipates expending an additional $1.0 before January 1, 2000 to complete the implementation of the new information system and address any Year 2000 compliance issues. There can be no assurances that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's results of operations and financial condition.

     The Company's operations utilize electronic commerce systems and electronic data interchanges with suppliers and customers to implement a variety of supply chain management programs. While the Company is actively seeking assurances of Year 2000 compliance from suppliers and customers, the failure by any one of these third parties to address Year 2000 issues could result in our temporary inability to process these supply chain management programs with such third parties, and this inability could have a material and adverse impact on our business and results of operations. In addition, the Company would be harmed if Year 2000 compliance issues resulted in serious disruptions in the operations of our customers and suppliers.

     The Company has facilities located in numerous countries throughout the world, and these facilities depend on the local infrastructure for power, telecommunications, transportation and other services. If Year 2000 issues cause disruptions in these fundamental services, the Company's ability to conduct operations could be seriously impaired. The Year 2000 issue also could affect the Company's infrastructure and production lines.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

If we do not manage effectively the expansion of our operations, our business may be harmed.

     We have grown rapidly in recent periods, and this growth may not continue. Internal growth will require us to develop new customer relationships and expand existing ones, improve our operational and information systems and further expand our manufacturing capacity.

     We plan to increase our manufacturing capacity by expanding our facilities and by adding new equipment. Such expansion involves significant risks. For example:


     we may not be able to attract and retain the management personnel and skilled employees necessary to support expanded operations;


     we may not efficiently and effectively integrate new operations, expand existing ones and manage geographically dispersed operations;


     we may incur cost overruns;


     we may encounter construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems that could adversely affect our growth and our ability to meet customers' delivery schedules; and


     we may not be able to obtain funds for this expansion, and we may not be able to obtain loans or operating leases with attractive terms.

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts, including substantial increases in depreciation expense and rental expense, that will increase our cost of sales. If our revenues do not increase sufficiently to offset these expenses, our operating results would be adversely affected. Our expansion, both through acquisitions and internal growth, has contributed to our incurring significant accounting charges and experiencing volatility in our operating results and may continue to do so in the future.

We may encounter difficulties with acquisitions, which could harm our business.

     We have completed a number of acquisitions of businesses and facilities and expect to continue to pursue growth through acquisitions in the future. Acquisitions involve a number of risks and challenges, including:

     diversion of management's attention;

     the need to integrate acquired operations;

     potential loss of key employees and customers of the acquired companies;

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

We have new customer relationships from which we are not yet receiving significant revenues, and orders from these customers may not reach anticipated levels.

     We have recently announced major new customer relationships from which we anticipate significant future sales. However, similar to our other customer relationships, there are no volume purchase commitments under these new programs, and the revenues we actually achieve may not meet our expectations. In anticipation of future activities under these programs, we are incurring substantial expenses as we add personnel and manufacturing capacity and procure materials. Our operating results will be adversely affected if sales do not develop to the extent and within the time frame we anticipate.

Our customer requirements and operating results vary significantly.

     Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers would adversely affect our results of operations.

     In addition to the variable nature of our operating results due to the short-term nature of our customers' commitments, other factors may contribute to significant fluctuations in our results of operations. These factors include:

     the timing of customer orders;

     the volume of these orders relative to our capacity;

     market acceptance of customers' new products;

     changes in demand for customers' products and product obsolescence;

     the timing of our expenditures in anticipation of future orders;

     our effectiveness in managing manufacturing processes;

     changes in the cost and availability of labor and components;

     changes in our product mix;

     changes in economic conditions;

     local factors and events that may affect our production volume, such as local holidays; and

     seasonality in customers' product requirements.

     One of our significant end-markets is the consumer electronics market. This market exhibits particular strength towards the end of the year in connection with the holiday season. As a result, we have experienced relative strength in revenues in our third fiscal quarter.

     We make significant decisions, including the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer requirements. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have increased our manufacturing capacity and plan further increases, we may not have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can adversely affect our gross margins and operating income.

A majority of our sales comes from a small number of customers; if we lose any of these customers, our sales could decline significantly.

     Sales to our five largest customers have represented a majority of our net sales in recent periods. Our five largest customers accounted for approximately 54% and 59% of consolidated net sales in the six months ended September 24, 1999 and September 25, 1998, respectively. Our largest customers during fiscal 1999 were Philips, Ericsson and Cisco accounting for approximately 16%, 15% and 11% of consolidated net sales, respectively. The identity of our principal customers has varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would have a material and adverse effect on us. We may not be able to timely replace expired, canceled, or reduced contracts with new business. See "--Our customer requirements and operating results vary significantly."

We are dependent upon the electronics industry which continually produces technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis would harm our business.

     Factors affecting the electronics industry in general could have a material adverse effect on our customers and, as a result on us. These factors include:

     the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which results in short product life cycles;

     the inability of our customers to develop and market their products, some of which are new and untested. If customers' products become obsolete or fail to gain widespread commercial acceptance, our business may be materially and adversely affected; and

     recessionary periods in our customers' markets.

There may be shortages of required electronic components.

     A substantial majority of our net sales are derived from turnkey manufacturing in which we are responsible for procuring materials, which typically results in our bearing the risk of component price changes. Accordingly, certain component price changes could adversely affect our operating results. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for such components. In recent months, component shortages have become more prevalent in our industry. In some cases, supply shortages could curtail production of assemblies using a particular component and could result in manufacturing and shipping delays.

Our industry is extremely competitive.

     The electronics manufacturing services industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of internal production. Some of our competitors, including Solectron and SCI Systems, have substantially greater market shares than us, and substantially greater manufacturing, financial, research and development and marketing resources. In recent years, many participants in the industry, including us, have substantially expanded their manufacturing capacity. If overall demand for electronics manufacturing services should decrease, this increased capacity could result in substantial pricing pressures, which could adversely affect our operating results.

We are subject to the risk of increased taxes.

     We have structured our operations in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. Our taxes could increase if these tax incentives are not renewed upon expiration, or tax rates applicable to us are increased. Substantially all of the products manufactured by our Asian subsidiaries are sold to customers based in North America and Europe. We believe that profits from our Asian operations are not sufficiently connected to jurisdictions in North America or Europe to give rise to income taxation there. However, tax authorities in jurisdictions in North America and Europe could challenge the manner in which profits are allocated among our subsidiaries, and we may not prevail in any such challenge. If the profits recognized by our subsidiaries in jurisdictions where income taxes are lower became subject to income taxes in such other jurisdictions, our worldwide effective tax rate could increase.

We conduct operations in a number of countries and are subject to risks of international operations.

     The geographical distances between Asia, the Americas and Europe create a number of logistical and communications challenges. Our manufacturing operations are located in a number of countries, including Austria, Brazil, China, Finland, France, Hungary, Malaysia, Mexico, Sweden, the United Kingdom and the United States. As a result, we are affected by economic and political conditions in those countries, including:

     fluctuations in the value of currencies;

     changes in labor conditions;

     longer payment cycles;

     greater difficulty in collecting accounts receivable;

     burdens and costs of compliance with a variety of foreign laws;

     political and economic instability;

     increases in duties and taxation;

     imposition of restrictions on currency conversion or the transfer of funds;

     limitations on imports or exports;

     expropriation of private enterprises; and

     reversal of the current policies including favorable tax and lending policies encouraging foreign investment or foreign trade by our host countries.

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

     Risks Relating to China. Under its current leadership, the Chinese government has been pursuing economic reform policies. However, the Chinese government may not continue to pursue such policies and these policies may not be successful even if pursued. In addition, China does not have a comprehensive and highly developed system of laws, and enforcement of laws and contracts is uncertain. The United States annually reconsiders the renewal of most favored nation trading status of China. China's loss of most favored nation status could adversely affect us by increasing the cost to U.S. customers of products manufactured by us in China.

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

We are subject to risks of currency fluctuations.

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

We depend on our key personnel.

     Our success depends to a larger extent upon the continued services of our key executives and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and there can be no assurance that we will retain our officers and key employees. We could be materially and adversely affected by the loss of key personnel.

We are subject to risks from the Year 2000 issue.

     The Year 2000 computer issue refers to a condition in computer software where a two digit field rather than a four digit field is used to distinguish a calendar year. Unless corrected, some computer programs could be unable to function on January 1, 2000, and thereafter until corrected, as they will be unable to distinguish the correct date. Such an uncorrected condition could significantly interfere with the conduct of our business, could result in disruption of our operations, and could subject it to potentially significantly legal liabilities.

     We are primarily addressing the Year 2000 issue concerning enterprise wide applications by replacing our management information system with a new enterprise management information system that is designed to provide enhanced functionality. We have been advised that our new enterprise management information system is Year 2000 compliant. However, we cannot provide assurances that the new system will be Year 2000. We currently have implemented this new information in a majority of our facilities in Asia, Central Europe, Western Europe and the Americas. We are currently evaluating the implementation of this new management information system at the facilities that we have recently acquired in Finland, France and Sweden. The new system will significantly affect many aspects of our business, including our manufacturing, sales and marketing and accounting functions. The successful implementation of this system is important to our future growth.

     Our business operations utilize electronic commerce systems and electronic data interchanges with suppliers and customers to implement a variety of supply chain management programs. While we are actively seeking assurances of Year 2000 compliance from our suppliers and customers, the failure by any one of these third parties to address Year 2000 issues could result in our temporary inability to process these supply chain management programs with such third parties, and this inability could have a material and adverse impact on our business and results of operations. In addition, we would be harmed if Year 2000 compliance issues resulted in serious disruptions in the operations of our customers and suppliers.

     We have facilities located in numerous countries throughout the world, and these facilities depend on the local infrastructure for power, telecommunications, transportation and other services. If Year 2000 issues cause disruptions in these fundamental services, our ability to conduct our operations could be seriously impaired. The Year 2000 issue also could affect our infrastructure and production lines.

We are subject to environmental compliance risks.

     We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals. Although we believe that our facilities are currently in material compliance with applicable environmental laws, violations could occur. The costs and penalties that could result from a violation of environmental laws could materially and adversely affect us.

The market price of the ordinary shares is volatile.

     The stock market in recent years have experienced significant price and volume fluctuations that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of such companies. The market for our Ordinary Shares may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of technological innovations or events affecting other companies in the electronics industry, currency fluctuations and general market conditions may have a significant effect on the market price of our Ordinary Shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes during the three and six months ended September 24, 1999 to the Company's exposure to market risk for changes in interest rates and foreign currency exchange rates.

PART II - OTHER INFORMATION

Item 1 through 3.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual General Meeting of shareholders on August 27, 1999, at which the following matters were acted upon :

1a) Re-election of Mr. Michael E. Marks to the board of directors.              For :                 45,827,975
                                                                                Against :                191,690

1b) Re-election of Mr. Tsui Sung Lam to the board of directors.                 For :                 45,827,742
                                                                                Against :                191,923

1c) Re-election of Mr. Chuen Fah Alain Ahkong to the board of directors.        For :                 45,261,233
                                                                                Against :                758,432

2)  Adoption of the Directors' report, auditors' report and                     For :                 46,005,005
      audited accounts for the fiscal year ended March 31, 1999.                Against :                    705
                                                                                Abstain :                 13,955

3)  Appointment of Arthur Andersen as the Company's independent                 For :                 45,989,508
       auditors for the fiscal year ending March 31, 2000 and at a              Against :                 16,548
       remuneration to be determined by the Board of Directors.                 Abstain :                 13,609

4)     Approval of the increase in the Company's authorized share capital       For :                 40,749,072
       from 100,000,000 ordinary shares to 250,000,000 ordinary shares.         Against :              1,178,713
                                                                                Abstain :                 36,549

5)  Approval of an amendment to the Company's 1993 Share Option Plan            For :                 22,298,445
       relating to the increase in the maximum number of shares                 Against :             19,123,199
       authorized for issuance to 8,200,000 ordinary shares and                 Abstain :                674,015
       approval of certain amendments to the 1993 Share Option Plan.

6)  Approval of an amendment to the Company's 1997 Employee's Share             For :                 41,820,361
        Purchase Plan relating to the increase in the maximum                   Against :                236,401
        number of shares authorized for issuance to 400,000 ordinary            Abstain :                 38,897
        shares.

7)       Approval of grant to the Board of Directors of authority to allot      For :                 33,252,492
      and issue or grant options in respect of ordinary shares.                 Against :             12,596,912
                                                                                Abstain :                 38,936

8)  Approval of grant to the Board of Directors of authority to allot           For :                 45,578,416
      and issue bonus shares.                                                   Against :                272,528
                                                                                Abstain :                 37,396

9) Approval of amendments to the Company's Articles of Association.             For :                 45,819,449
                                                                                Against :                 21,146
                                                                                Abstain :                 47,745

10) Approval of the share purchase mandate.                                     For :                 45,826,970
                                                                                Against :                 16,261
                                                                                Abstain :                 45,109

Item 5. Not applicable.

Item 6. Exhibits and reports on Form 8-K

     (a)  Exhibits

          3.01 Articles of Association*

          27.01 Financial Data Schedule

               * To be filed by amendment

     (a)  Reports on Form 8-K
          There were no reports on Form 8-K filed during the quarter ended September 24, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FLEXTRONICS INTERNATIONAL LTD.
                                                (Registrant)


Date : October 22, 1999                        /s/ MICHAEL E.MARKS
                                               ----------------------------
                                                   Michael E. Marks
                                                   Chief Executive Officer

Date : October 22, 1999                        /s/ ROBERT R.B. DYKES
                                               ----------------------------
                                                   Robert R.B. Dykes
                                                   President, Systems Group
                                                   and Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)