Form 10-Q
period 1999-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 2000-02-14
CIK 866374

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

                For the quarterly period ended December 31, 1999

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

                                MICHAEL E. MARKS
                             CHIEF EXECUTIVE OFFICER
                         FLEXTRONICS INTERNATIONAL LTD.
                             11 UBI ROAD 1 #07-01/02
                           MEIBAN INDUSTRIAL BUILDING
                                SINGAPORE 408723
                                  (65) 449-5255
            (NAME, ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
                   INCLUDING AREA CODE, OF AGENT FOR SERVICE)
                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     At February 8, 2000, there were 115,466,882 Ordinary Shares, S$0.01 par value, outstanding.

                        FLEXTRONICS INTERNATIONAL LIMITED
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets - December 31, 1999 and
          March 31, 1999 ..............................................    3
        Condensed Consolidated Statements of Income - Three Months
          Ended December 31, 1999 and December 31, 1998 ...............    4
        Condensed Consolidated Statements of Income - Nine Months Ended
          December 31, 1999 and December 31, 1998 .....................    5
        Condensed Consolidated Statements of Cash Flow - Nine
          Months Ended December 31, 1999 and December 31, 1998 ........    6
        Notes to Condensed Consolidated Financial Statements ..........   7-10
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................   11-20

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..............................   21

          Signatures ..................................................   22

ITEM 1. FINANCIAL STATEMENTS

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      December 31,   March 31,
                                                         1999           1999
                                                      -----------   -----------
                                                      (Unaudited)
                        ASSETS

Current Assets:
  Cash and cash equivalents .......................   $   472,380   $   184,860
  Accounts receivable, net ........................       462,572       273,203
  Inventories .....................................       469,791       221,352
  Short-term investments and other current assets .       174,916        66,109
                                                      -----------   -----------
          Total current assets ....................     1,579,659       745,524

Property and equipment, net .......................       550,671       397,167
Other non-current assets ..........................       122,661        75,178
                                                      -----------   -----------
          Total assets ............................   $ 2,252,991   $ 1,217,869
                                                      ===========   ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings and current portion of
    long-term debt ................................   $   159,153   $    83,976
  Capital lease obligations .......................        18,278        11,475
  Accounts payable and accrued liabilities ........       610,050       292,757
  Other current liabilities .......................       125,610       105,718
                                                      -----------   -----------
          Total current liabilities ...............       913,091       493,926
                                                      -----------   -----------
Long-term debt, net of current portion ............       183,261       188,808
Capital lease obligations, net of current portion .        49,969        31,187
Deferred income taxes .............................         4,504         4,831
Other long-term liabilities .......................         6,794        10,157
Minority interest .................................         4,998         4,022
                                                      -----------   -----------
          Total long-term liabilities .............       249,526       239,005
                                                      -----------   -----------

Shareholders' Equity:
  Ordinary Shares .................................           711           620
  Additional paid-in capital ......................       887,846       425,397
  Retained earnings ...............................       153,126        82,768
  Accumulated other comprehensive income (loss) ...        48,691       (23,847)
                                                      -----------   -----------
          Total shareholders' equity ..............     1,090,374       484,938
                                                      -----------   -----------
          Total liabilities and shareholders' equity  $ 2,252,991   $ 1,217,869
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

                         FLEXTRONICS INTERNATIONAL LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three months ended
                                                    ---------------------------
                                                    December 31,    December 31,
                                                        1999            1998
                                                    -----------     -----------

Net sales ......................................    $ 1,179,488     $   580,395
Cost of sales ..................................      1,098,587         534,053
                                                    -----------     -----------
          Gross margin .........................         80,901          46,342
                                                    -----------     -----------
Operating expenses:
  Selling, general and administrative ..........         34,700          19,783
  Goodwill and intangibles amortization ........          1,470             893
                                                    -----------     -----------
          Total operating expenses .............         36,170          20,676
                                                    -----------     -----------
          Income from operations ...............         44,731          25,666

Other income and expenses:
  Interest expense .............................          8,803           6,044
  Interest income ..............................         (5,324)         (1,308)
  Other expense, net ...........................          2,247           3,055
                                                    -----------     -----------
          Income before income taxes ...........         39,005          17,875

Provision for income taxes .....................          4,680           2,079
                                                    -----------     -----------
          Net income ...........................    $    34,325     $    15,796
                                                    ===========     ===========
Earnings per share:
  Basic ........................................    $      0.31     $      0.18
  Diluted ......................................    $      0.29     $      0.16

Shares used in computing per share amounts:
  Basic ........................................        110,286          90,178
  Diluted ......................................        119,983          95,766


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Nine months ended
                                                    ---------------------------
                                                    December 31,    December 31,
                                                        1999            1998
                                                    -----------     -----------

Net sales ......................................    $ 2,661,578     $ 1,448,557
Cost of sales ..................................      2,469,479       1,329,240
                                                    -----------     -----------
          Gross margin .........................        192,099         119,317
                                                    -----------     -----------
Operating expenses:
  Selling, general and administrative ..........         85,653          52,742
  Goodwill and intangibles amortization ........          4,344           2,667
                                                    -----------     -----------
          Total operating expenses .............         89,997          55,409
                                                    -----------     -----------
Income from operations .........................        102,102          63,908

Other income and expenses:
  Interest expense .............................         22,820          16,577
  Interest income ..............................         (8,609)         (2,789)
  Merger related expenses ......................          2,455            --
  Other expense, net ...........................          2,421           4,165
                                                    -----------     -----------
          Income before income taxes ...........         83,015          45,955

Provision for income taxes .....................         10,473           5,381
                                                    -----------     -----------
          Net income ...........................    $    72,542     $    40,574
                                                    ===========     ===========
Earnings per share:
  Basic ........................................    $      0.70     $      0.46
  Diluted ......................................    $      0.64     $      0.44

Shares used in computing per share amounts:
  Basic ........................................        103,927          87,898
  Diluted ......................................        112,654          92,142


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                           Nine months ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------

Net cash provided by operating activities ............  $  13,962    $  27,058
                                                        ---------    ---------
Cash flows from investing activities:
  Purchases of property and equipment ................   (178,715)    (109,433)
  Proceeds from sale of property and equipment .......      6,533        5,905
  Net cash paid for acquisition of net assets ........    (76,544)        --
  Other investments ..................................     (8,721)      (2,265)
  Effect of acquisition on cash ......................       (253)        --
   Payment of earnout and remaining purchase
     price related to the acquisition of FICO ........     (1,500)        --
   Payment of earnout and remaining purchase
     price related to the acquisition of Astron ......       --        (24,000)
                                                        ---------    ---------
Net cash used in investing activities ................   (259,200)    (129,793)
                                                        ---------    ---------
Cash flows from financing activities:
  Bank borrowings and proceeds from long-term debt ...    165,144       95,381
  Repayment of bank borrowings and long-term debt ....    (94,563)     (68,236)
  Repayment of capital lease obligations .............    (16,096)      (7,452)
  Proceeds from mortgage of equipment ................     18,663         --
  Proceeds from exercise of stock options and
    Employee Stock Purchase Plan .....................     12,005        8,341
  Net Proceeds from equity offering ..................    448,924      194,000
                                                        ---------    ---------
Net cash provided by financing activities ............    534,077      222,034
                                                        ---------    ---------
Effect of exchange rate changes on cash ..............       (501)      (1,574)
Effect of Kyrel fiscal year conversion ...............       (818)        --
                                                        ---------    ---------
Net increase in cash and cash equivalents ............    287,520      117,725
Cash and cash equivalents at beginning of period .....    184,860       91,827
                                                        ---------    ---------
Cash and cash equivalents at end of period ...........  $ 472,380    $ 209,552
                                                        =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (unaudited)

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended March 31, 1999 contained in the Company's 1999 annual report on Form 10-K and Form 8-K dated December 23, 1999 which reflects restated financial statements including the results of Kyrel EMS. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

     On July 15, 1999, Flextronics acquired 100% of the outstanding shares of Kyrel EMS Oyj ("Kyrel"), a provider of electronics manufacturing services with two facilities in Finland and one in Luneville, France, in exchange for 3,643,610 Ordinary Shares, of which 364,361 Ordinary Shares are to be issued upon resolution of certain contingencies. The acquisition was accounted for as a pooling-of-interests and, accordingly, the Company's condensed consolidated financial statements have been restated to reflect the merger as if it occurred at the beginning of the first period presented. Kyrel's fiscal year ends December 31. The condensed consolidated income statement combined Kyrel's results for the three and nine months ended December 31, 1999 with Flextronics results for the three and nine ended December 31, 1999. The condensed consolidated income statements also combined Kyrel's results for the three and nine months ended September 30, 1998 with Flextronics results for the three and nine months ended December 31, 1998. The condensed consolidated balance sheets as of March 31, 1999 include Kyrel's balance sheet as of December 31, 1998. Kyrel's net loss of $818,000 for the three months ended March 31, 1999 has been recorded as an adjustment to retained earnings. A reconciliation of the previously reported results for the three and nine months ended December 31, 1998 to the results in this form 10-Q is as followings (in thousands):


                                                  Three months      Nine months
                                                     ended             ended
                                                   December 31,     December 31,
                                                      1998              1998
                                                   ----------        ----------
Net Sales :
     As previously reported ..............         $  499,901        $1,298,928
     Kyrel ...............................             80,494           149,629
                                                   ----------        ----------
     As restated .........................         $  580,395        $1,448,557
                                                   ==========        ==========
Net Income :
     As previously reported ..............         $   15,493        $   40,013
     Kyrel ...............................                303               561
                                                   ----------        ----------
     As restated .........................         $   15,796        $   40,574
                                                   ==========        ==========

Note B - Inventories

     Inventories consist of the following (in thousands):
                                                  December 31,        March 31,
                                                      1999              1999
                                                   ----------        ----------
Raw materials ............................         $  377,418        $  173,739
Work-in-process ..........................             61,330            25,740
Finished goods ...........................             31,043            21,873
                                                   ----------        ----------
                                                   $  469,791        $  221,352
                                                   ==========        ==========

Note C - EARNINGS PER SHARE

     Reconciliation between basic and diluted earnings per share is as follows for the three and nine month periods ended December 31, 1999 and December 31, 1998 (in thousands, except per share data):

                                       Three months ended     Nine months ended
                                           December 31           December 31
                                       -------------------   -------------------
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------

Shares issued and outstanding (1) ..    110,286     90,178    103,927     87,898
                                       --------   --------   --------   --------
Weighted average ordinary
shares - basic .....................    110,286     90,178    103,927     87,898
Ordinary shares equivalents:
Stock options (2) ..................      9,697      5,588      8,727      4,244
                                       --------   --------   --------   --------
Weighted average ordinary shares
and equivalents - diluted ..........    119,983     95,766    112,654     92,142
                                       ========   ========   ========   ========
Net income .........................   $ 34,325   $ 15,796   $ 72,542   $ 40,574
                                       ========   ========   ========   ========
Basic earnings per share ...........   $   0.31   $   0.18   $   0.70   $   0.46
                                       ========   ========   ========   ========
Diluted earnings per share .........   $   0.29   $   0.16   $   0.64   $   0.44
                                       ========   ========   ========   ========

(1) Ordinary Shares issued and outstanding based on the weighted average method.

(2) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 39,414 shares and 31,947 shares outstanding during the three months ended December 31, 1999 and 1998, respectively, and options to purchase 44,844 shares and 824,394 shares outstanding during the nine months ended December 31, 1999 and 1998, respectively, were excluded from the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the Company's Ordinary Shares during those periods.


Note D - COMPREHENSIVE INCOME (in thousands)

                                                                            Three months ended               Nine months ended
                                                                                December 31                      December 31
                                                                        --------------------------        --------------------------
                                                                           1999            1998             1999              1998
                                                                        ---------        ---------        ---------        ---------

Net income ......................................................       $  34,325        $  15,796        $  72,542        $  40,574
Other comprehensive income/(loss), net of tax:
  Foreign currency translation adjustments ......................          (7,293)          (2,244)         (10,602)             878
  Unrealized holding gain on available-for-sale securities ......          66,032             --             73,967             --
                                                                        ---------        ---------        ---------        ---------
Comprehensive income ............................................       $  93,064        $  13,552        $ 135,907        $  41,452
                                                                        =========        =========        =========        =========

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

Note F - SEGMENT REPORTING

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") during the fourth quarter of fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Mr. Michael Marks, Chairman and chief executive officer, is the Company's chief decision maker. The Company operates and is managed internally by four geographic business segments. The operating segments include Asia, Americas, Western Europe and Central Europe. Each operating segment has a regional president who reports to Mr. Michael Marks.


     Information about segments were as follows (in thousands):

                                                                  Three months ended                        Nine months ended
                                                                      December 31                               December 31
                                                            -------------------------------         -------------------------------
                                                                1999                1998                1999                1998
                                                            -----------         -----------         -----------         -----------
Net Sales :
  Asia .............................................        $   211,126         $   113,411         $   466,537         $   291,966
  Americas .........................................            416,535             161,423             947,244             482,981
  Western Europe ...................................            316,497             187,356             735,228             422,072
  Central Europe ...................................            256,434             134,978             555,915             291,888
  Intercompany eliminations ........................            (21,104)            (16,773)            (43,346)            (40,350)
                                                            -----------         -----------         -----------         -----------
                                                            $ 1,179,488         $   580,395         $ 2,661,578         $ 1,448,557
                                                            ===========         ===========         ===========         ===========


Income (Loss) before Income Tax :
  Asia .............................................        $    15,712         $     6,552         $    30,297         $    16,828
  Americas .........................................              8,259               1,110              18,517              13,565
  Western Europe ...................................              6,597               4,996              15,449               9,937
  Central Europe ...................................              6,545               5,067              14,108              10,389
  Intercompany eliminations ........................              1,892                 150               4,644              (4,764)
                                                            -----------         -----------         -----------         -----------
                                                            $    39,005         $    17,875         $    83,015              45,955
                                                            ===========         ===========         ===========         ===========


                                                    As of              As of
                                                  December 31,        March 31,
                                                     1999               1999
                                                   --------           --------
Long-lived assets :
  Asia ...................................         $127,040           $109,513
  Americas ...............................          198,239            117,526
  Western Europe .........................           92,458             75,435
  Central Europe .........................          132,934             94,693
                                                   --------           --------
                                                   $550,671           $397,167
                                                   ========           ========

     For purposes of the preceding tables, "Asia" includes China, Malaysia, and Singapore, "Americas" includes the U.S, Mexico, and Brazil, "Western Europe" includes Sweden, Finland, France Scotland and United Kingdom and "Central Europe" includes Austria and Hungary.

     Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

Note G - EQUITY OFFERING

     In October 1999, the Company completed an equity offering of 13.8 million Ordinary Shares at $33.85 per share with net proceeds of $448.9 million. The Company intends to use the net proceeds from the offering to fund the further expansion of its business including additional working and capital expenditures, and for other general corporate purposes. The Company may also use a portion of the net proceeds for strategic acquisitions or investments.

Note H - STOCK SPLIT

     The Company set a record date of December 8, 1999 for a two-for-one stock split to be effected as a bonus issue (the Singapore equivalent of a stock dividend). The distribution of 57,497,204 Ordinary Shares occurred on December 22, 1999. This stock dividend has been reflected in the Company's financial statements for all periods presented. All share and per share amounts have been retroactively restated to reflect the stock split.

Note I - DII GROUP MERGER AGREEMENT AND FUJITSU SIEMENS MANUFACTURING AGREEMENT

     On November 22, 1999, the Company announced the signing of a definitive merger agreement with the Dii Group. Under the agreement, Dii shareholders will receive 1.61 Flextronics ordinary shares for each share of the Dii Group. This merger is intended to be accounted for as a pooling-of-interest and is subject to approval by shareholders of both companies. This merger is expected to be completed by April 2000.

     On November 30, 1999, the Company announced a joint agreement in which Fujitsu Siemens Computer will outsource advanced network server production to the Company. The terms of the manufacturing agreement provide the Company will acquire Fujitsu Siemens manufacturing facilities in Paderborn, Germany for approximately $70 million and employ the existing 650 employees of this facility. This transaction closed in January 2000.

Note J - SUBSEQUENT EVENTS

     On January 19, 2000 the Company announced the signing of an agreement to acquire certain manufacturing facilities of Cabletron Systems Inc. These facilities are located in Rochester, New Hampshire and Limerick, Ireland. Under the terms of the agreement, the Company will acquire the manufacturing related assets and inventories at these locations for approximately $100 million and will employee approximately 1,000 employees currently employed by Cabletron. This transaction is expected to close in the fourth quarter of fiscal 2000.

     On February 1, 2000 the Company announced the signing of a definitive merger agreement to acquire Palo Alto Products International Pte. Ltd., an enclosure design and plastic injection molding company with operations in Taiwan, Thailand and the United States. This merger is intended to be accounted for as a pooling-of-interest and is expected to be completed by April 2000.

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

     In October, 1999, the Company completed an equity offering of 13.8 million Ordinary Shares at $33.85 per share with net proceeds of $448.9 million. The Company intends to use the net proceeds from the offering to fund the further expansion of its business including additional working and capital expenditures, and for other general corporate purposes. The Company may also use a portion of the net proceeds for strategic acquisitions or investments.

     On November 22, 1999, the Company announced the signing of a definitive merger agreement with Dii Group. Under the agreement, Dii shareholders will receive 1.61 Flextronics ordinary shares for each share of the Dii Group. This merger is intended to be accounted for as a pooling-of-interest and is subject to approval by shareholders of both companies. This merger is expected to be completed by April 2000.

     On November 30, 1999, the Company announced a joint agreement in which Fujitsu Siemens Computer will outsource advanced network server production to the Company. The terms of the manufacturing agreement allow the Company to acquire the existing manufacturing facilities in Paderborn, Germany for approximately $70 million and employ the existing 650 employees of this facility. This transaction closed in January 2000. The acquired facilities provides approximately 400,000 square feet of capacity.

     On December 22, 1999, the Company completed a two-for-one stock split to be effected as a bonus issue (the Singapore equivalent of a stock dividend). This stock dividend has been reflected in the Company's financial statements as of and for the three and nine months ended December 31, 1999, unless otherwise noted. All share and per share amounts have been retroactively restated to reflect the stock split.

     On January 19, 2000 the Company announced the signing of an agreement to acquire certain manufacturing facilities of Cabletron Systems Inc. These facilities are located in Rochester, New Hampshire with approximately 200,000 square feet and Limerick, Ireland with approximately 100,000 square feet. Under the terms of the agreement, the Company will acquire the manufacturing related assets and inventories at these locations for approximately $100 million and will employ approximately 1,000 employees currently employed by Cabletron. This transaction is expected to close in the fourth quarter of fiscal 2000.

     On February 1, 2000 the Company announced the signing of a definitive merger agreement to acquire Palo Alto Products international Pte. Ltd., an enclosure design and plastic injection molding company with operations in Taiwan, Thailand and in the United States. The Company would issue up to approximately 3.6 million Ordinary Shares in exchange for substantially all of the outstanding Ordinary Shares of Palo Alto Products (including assumed options). This merger is intended to be accounted for as a pooling-of-interest and is expected to be completed by April 2000.

     On July 15, 1999, Flextronics acquired 100% of Kyrel EMS Oyj ("Kyrel"), a provider of electronics manufacturing services with two facilities in Finland and one in Luneville, France in exchange for 3,643,610 Ordinary shares, of which 364,361 Ordinary Shares are to be issued upon resolution of certain contingencies. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the company's condensed consolidated financial statements have been restated to reflect the combined results as if it occurred at the beginning of the first period presented.

     On June 30, 1999, Flextronics purchased the manufacturing facilities and related assets of Ericsson's Visby, Sweden operations for $39.4 million. Ericsson's Visby facility manufactures mobile systems infrastructure, primarily radio base stations. Flextronics also offered employment to approximately 900 persons who had been employed by Ericsson at this facility. In connection with the acquisition of assets, the Company has also entered into a manufacturing service agreement with Ericsson.

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

                                                 Three months       Nine months
                                                     ended             ended
                                                  December 31       December 31
                                                --------------    --------------
                                                 1999     1998     1999     1998
                                                -----    -----    -----    -----

Net sales ..................................    100.0    100.0    100.0    100.0
Cost of sales ..............................     93.1     92.0     92.8     91.8
                                                -----    -----    -----    -----
  Gross margin .............................      6.9      8.0      7.2      8.2
Selling, general and administrative ........      2.9      3.4      3.2      3.6
Goodwill and intangibles amortization ......      0.2      0.2      0.2      0.2
                                                -----    -----    -----    -----
Income from operations .....................      3.8      4.4      3.8      4.4
Other expenses, net ........................      0.5      1.3      0.7      1.2
                                                -----    -----    -----    -----
Income before income taxes .................      3.3      3.1      3.1      3.2
Provision for income taxes .................      0.4      0.4      0.4      0.4
                                                -----    -----    -----    -----
  Net income ...............................      2.9      2.7      2.7      2.8
                                                =====    =====    =====    =====

Net Sales

     Substantially all of the Company's net sales have been derived from the manufacture and assembly of products for OEM customers. Net sales for the third quarter of fiscal 2000 increased 103% to $1.2 billion from $580.4 million for the third quarter of fiscal 1999. Net Sales for the nine months ended December 31, 1999 increased 84% to $2.7 billion from $1.4 billion for the same period of fiscal 1999. The increase in net sales was primarily due to increased sales to certain existing customers and, to a lesser extent, sales to new customers. The Company's five largest customers in the first nine months of fiscal 2000 accounted for approximately 55.2% of net sales. During the third quarter of fiscal 2000, the Company's five largest customers accounted for approximately 58.5% of net sales, with no single customer exceeding 20% of net sales. See "-Certain Factors Affecting Operating Results - A majority of our sales comes from small number of customers: if we loss any of these customers, our sales could decline significantly" and "We are dependent upon the electronics industry which continually produces technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis would harm our business."

     Gross Profit

     Gross profit varies from period to period and is affected by, among other things, product mix, component costs, customer's product life cycles, unit volumes, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. Gross profit margin for the third quarter of fiscal 2000 decreased to 6.9% from 8.0% for the third quarter of fiscal 1999. Gross profit margin decreased to 7.2% for the first nine months of fiscal 2000 from 8.2% for the first nine months of fiscal 1999. Gross profit was adversely affected by several factors, including costs associated with expanding facilities, manufacturing overhead cost associated with the startup of new customer and projects, changes in product mix, as well as other factors. Prices paid to the Company by its significant customers can vary based on the customer's order level, with per unit prices typically declining as volumes increase. These changes in price and volumes can materially affect the Company's gross profit. We believe our gross margin will continue to be affected by start-up costs associated with new programs. See "-Certain Factors Affecting Operating Results - If we do not manage effectively the expansion of our operations, our business may be harmed."

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for the third quarter of fiscal 2000 increased to $34.7 million from $19.8 million for the third quarter of fiscal 1999 but decreased as a percentage of net sales to 2.9% for the third quarter of fiscal 2000 from 3.4% for the third quarter of fiscal 1999. SG&A increased to $85.7 million in the first nine months of fiscal 2000 from $52.7 million in the first nine months of fiscal 1999. The dollar increase in SG&A was mainly due to SG&A expenses from increased expansion of operations in Brazil and Hungary, increased staffing and related administrative expenses, and increased sales and marketing expenses. The Company anticipates its SG&A expenses will continue to increase in absolute terms in the future. However, to the extent that net sales continue to grow faster than SG&A expenses, SG&A expenses may decline as a percentage of net sales.

     Goodwill and Intangibles Amortization

     Goodwill and intangible assets are amortized on a straight-line basis over the estimated life of the benefits received, which ranges from three to twenty-five years. Goodwill and intangible asset amortization for the third quarter of fiscal 2000 increased to $1.5 million from $0.9 million for the same period of fiscal 1999. Goodwill and intangible assets amortization was $4.3 million and $2.7 million for the first nine months of fiscal 2000 and fiscal 1999, respectively. The increase in goodwill and intangible assets amortization in the third quarter and first nine months of fiscal 2000 was primarily due to the goodwill and intangible assets amortization associated with acquisition of Advanced Component Labs HK Ltd ("ACL") in Asia and the increase in the Company's ownership interest in FICO Investment Holding Ltd ("FICO").

     Interest Expense, Net

     Interest expense, net was $3.5 million for the third quarter of fiscal 2000 compared to $4.7 million for the third quarter of fiscal 1999. Interest expenses, net increased to $14.2 million for the first nine months of fiscal 2000 from $13.8 million for the first nine months of fiscal 1999. Interest expense, net decreased for the quarter compared to fiscal 1999 primarily due to the increase in interest income from the Company's equity offering proceeds invested in money market funds and corporate debt securities. The increase in interest expense, net for the first nine months of fiscal 2000 was primarily attributable to a $1.0 million interest expense charge related to the write off of the remaining bank arrangement fees associated with the termination of the Bank of Boston credit facilities during the second quarter of fiscal 2000, increase in costs of factoring accounts receivable in Sweden after assuming Ericsson's and ABB's facilities, offset by the increase in interest income from the Company's equity offering proceeds invested in money market funds and corporate debt securities.

     As discussed above, included in net interest expense of $14.2 million was the accelerated amortization of approximately $1.0 million in bank arrangement fees associated with termination of the Company's credit facilities with the Bank of Boston. The Bank of Boston credit facilities were secured facilities that contained a number of convenants that restrict the operations of the Company. During the third quarter of fiscal 2000, the Company replaced the Bank of Boston credit facilities with an unsecured credit facility from another bank that contains fewer restrictions on the Company's operations.

     Merger Expenses

     In the nine months ended December 31, 1999, the Company incurred $2.5 million of merger expenses associated with the pooling-of-interest acquisition of Kyrel. The merger expenses included a transfer tax of $1.7 million and legal and accounting fees of approximately $0.8 million.

     Other expenses, net

     Other expenses, net was a net expenses of $2.2 million for the third quarter of fiscal 2000 compared to a net expenses of $3.1 million for the third quarter of fiscal 1999. The net expenses of $2.2 million primarily consists of foreign exchange loss, loss on disposal of fixed assets and minority interests from FICO and the Company's Austrian subsidiary, partially offset by compensation received in settlement of a claim. Other expenses, net was a net expenses of $2.4 million for the first nine months of fiscal 2000 compared to a net expenses of $4.2 million for the first nine months of fiscal 1999. The net expenses of $4.2 million for the first nine months of fiscal 1999 was primarily due to a foreign exchange loss, partially offset by income from the previous associated company, FICO.

     Provision for Income Taxes

     The Company's consolidated effective tax rates were 12.0% and 12.6% for the third quarter and the first nine months of fiscal 2000, respectively.

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

     Liquidity and Capital Resources

     The Company has funded its operations from the proceeds of public offerings of equity and debt securities, cash and cash equivalents generated from operations, bank debt and lease financing of capital equipment. As of December 31, 1999, the Company had cash and cash equivalents totaling $472.4 million, total bank and other debts totaling $410.7 million and $40.0 million available for future borrowing under its credit facility subject to compliance with certain financial covenants.

     Cash provided by operating activities was $14.0 million and $27.1 million for the first nine months of fiscal 2000 and fiscal 1999, respectively.

     Cash used in investing activities was $259.2 million and $129.8 million for the first nine months of fiscal 2000 and fiscal 1999, respectively. Cash used in investing activities for the first nine months of fiscal 2000 was primarily related to (i) capital expenditures of $178.7 million to purchase equipment and expand existing facilities, (ii) $72.3 million related to the acquisition of manufacturing facilities and related assets from Ericsson and ABB in Sweden,
(iii) $4.2 million related to the acquisition of assets from Newport Technology in North Carolina and (iv) payment of $1.5 million to the former shareholders of FICO for the remaining purchase price payable in connection with the Company's acquisition of FICO. Cash used in investing activities for the first nine months of fiscal 1999 consisted primarily of capital expenditures of $109.5 million to purchase equipment and payment of $24.0 million to the former shareholders of Astron for the remaining purchase price payable in connection with the Company's acquisition of Astron.

     Net cash provided by financing activities was $534.1 million and $222.0 million for the first nine months of fiscal 2000 and fiscal 1999, respectively. Cash provided by financing activities for the first nine months of fiscal 2000 and fiscal 1999 were both primarily resulting from net proceeds from equity offerings of $448.9 million and $194.0 million, respectively, and short-term bank borrowing partially offset by repayments of capital leases. In the first nine months of fiscal 2000, proceeds from the mortgage of equipment in Austria amounted to $18.7 million.

     The Company has currently incurred in excess of $20 million in total hardware, software, and system related costs in connection with remediation of Year 2000 issues. These costs are primarily costs associated with the implementation of the Company's new information system and have primarily been capitalized as fixed assets.

     The Company anticipates that its working capital requirements will increase in order to support anticipated increases in its business. In addition, the Company anticipates incurring significant capital expenditures in order to support the anticipated expansions of its facilities in Brazil, China, Hungary and Mexico. Future liquidity needs will depend on fluctuations in inventory levels, the timing of expenditures by the Company on new equipment, the extent to which the Company utilizes leases to finance new facilities and equipment, levels of shipments by the Company and changes in volumes of customer orders. The Company believes that its existing cash balances, together with anticipated cash flows from operations and amounts available under its credit facilities, will be sufficient to fund its operations at its current level of business. To the extent the Company finances its working capital and capital expenditures through increased borrowings, its interest expense may increase. From time to time, the Company may consider alternative financing opportunities, including certain off-balance sheet transactions such as sale leasebacks transactions or receivable financings. See "- Certain Factors Affecting Operating Results - If we do not manage effectively the expansion of our operations, our business may be harmed."


YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with programming code in existing computer systems. The Year 2000 computer issue refers to a condition in computer software where a two digit field rather than a four digit field is used to distinguish a calendar year. While the Company has not experienced material year 2000 problems, some computer programs could be unable to function and the Company may experience errors or interruptions due to the Year 2000 problem. Such an uncorrected condition could significantly interfere with the conduct of the Company's business, could result in disruption of its operations, and could subject it to potentially significant legal liabilities.

Qualitative and Quantitative Disclosures About Market Risk

     There were no material changes during the three months ended December 31, 1999 to the Company's exposure to market risk for changes in interest rates and foreign currency exchange rates.



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

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts, including substantial increases in depreciation expense and rental expense, that will increase our cost of sales. If our revenues do not increase sufficiently to offset these expenses, our operating results would be adversely affected. Our expansion, both through acquisitions and internal growth, has contributed to our incurring significant merger related expenses and experiencing volatility in our operating results and may continue to do so in the future.

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

     We have recently announced major new customer relationships from which we anticipated significant future sales. However, similar to our other customer relationships, there are no volume purchase commitments under these new programs, and the revenues we actually achieve may not meet our expectations. In anticipation of future activities under these programs, we are incurring substantial expenses as we add personnel, manufacturing capacity, and new manufacturing programs for existing customers and procure materials. Our operating results will be adversely affected if sales do not develop to the extent and within the time frame we anticipate. Finally, if we are unable to achieve the increases in our manufacturing capacity necessary to support these new and expanded relationships in a timely manner, or are unable to implement these infrastructures to support these expanded operations, we will not achieve the sales that we expect from these new and expanded relationships.

Our customer requirements and operating results vary significantly.

     Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers. We continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers would adversely affect our results of operations.

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

     o    changes in our product mix;

     o    changes in economic conditions;

     o local factors and events that may affect our production volume such as local holidays; and

     o    seasonality in customers' product requirements.

     One of our significant end-markets is the consumer electronics market. This market exhibits particular strength towards the end of the calendar year in connection with the holiday season. As a result, we have experienced relative strength in our revenues in the third fiscal quarter ended December 31, 1999.

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

Risks of Currency Fluctuations and Hedging Operations

     A significant portion of our business is conducted in the Swedish kronor, European Euro and Brazilian real. In addition, some of our costs, such as payroll and rent, are denominated in currencies such as the Singapore dollar, the Hong Kong dollar, the Malaysian ringgit, the Hungarian forint, the Mexican peso, and the British pound, as well as the kronor, the euro and the real. In recent years, the Hungarian forint, Brazilian real and Mexican peso have experienced significant devaluations, and in January 1999 the Brazilian real experienced further significant devaluations. Changes in exchange rates between these and other currencies and the U.S. dollar will affect our cost of sales and operating margins. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts, to hedge Japanese yen, European euro, U.S. dollar, and other foreign currency commitments arising from trade accounts payable and fixed purchase obligations. Because we hedge only fixed obligations, we do not expect that these hedging activities will have a material effect on our results of operations or cash flows. However, our hedging activities may be unsuccessful, and we may change or reduce our hedging activities in the future. We may experience significant unexpected expense from fluctuations in exchange rates.

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

PART II - OTHER INFORMATION

(a)  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          27.01    Financial Data Schedule

     (b)  Reports on Form 8-K

          On October 29, 1999 the Company filed Form 8-K including an Underwriting Agreement (the "Underwriting Agreement") with Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc., SG Cowen Securities Corporation and Thomas Weisel Partners LLC providing for the public offering of 6,000,000 pre-split Ordinary Shares of Flextronics, all of which were sold by Flextronics, at a public offering price of $67.68 pre-split per share. In addition, Flextronics granted the underwriters an option to purchase an additional 900,000 pre-split Ordinary Shares to cover over-allotments.

          On December 6, 1999, the Company filed Form 8-K relating to its execution of the Agreement and Plan of Merger with the Dii Group.

          On December 23, 1999, the Company filed Form 8-K including audited restated consolidated financial statements in connection with the July 15, 1999 merger with Kyrel EMS Oyj.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FLEXTRONICS INTERNATIONAL LTD.
                                      (Registrant)


Date : February 14, 2000              /s/ MICHAEL E.MARKS
                                      ----------------------------
                                          Michael E. Marks
                                          Chief Executive Officer

Date : February 14, 2000              /s/ ROBERT R.B. DYKES
                                      ----------------------------
                                          Robert R.B. Dykes
                                          President, Systems Group
                                          and Chief Financial Officer
                                          (principal financial and
                                          accounting officer)