Form 10-Q/A
period 1999-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 2000-02-29
CIK 866374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q/A

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

        (a)     Exhibits

                10.01 Credit Agreement dated October 27, 1999 by and among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V., as agent, BankBoston, N.A., as documentation agent, and Bank of America, N.A., Banque Nationale de Paris, The Bank of Nova Scotia and Citicorp USA, Inc., as co-agents

                10.02 Credit Agreement dated October 27, 1999 by and among Flextronics International USA, Inc., the lenders named therein, ABN AMRO Bank N.V., as agent, BankBoston, N.A., as documentation agent, and Bank of America, N.A., Banque Nationale de Paris, The Bank of Nova Scotia and Citicorp USA, Inc., as co-agents

                27.01 Financial Data Schedule (previously filed)

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

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FLEXTRONICS INTERNATIONAL LTD.
                                      (Registrant)


Date: February 28, 2000              /s/ MICHAEL E.MARKS
                                      ----------------------------
                                          Michael E. Marks
                                          Chief Executive Officer

Date: February 28, 2000              /s/ ROBERT R.B. DYKES
                                      ----------------------------
                                          Robert R.B. Dykes
                                          President, Systems Group
                                          and Chief Financial Officer
                                          (principal financial and
                                          accounting officer)

                                Index to Exhibits

                10.01 Credit Agreement dated October 27, 1999 by and among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V., as agent, BankBoston, N.A., as documentation agent, and Bank of America, N.A., Banque Nationale de Paris, The Bank of Nova Scotia and Citicorp USA, Inc., as co-agents

                10.02 Credit Agreement dated October 27, 1999 by and among Flextronics International USA, Inc., the lenders named therein, ABN AMRO Bank N.V., as agent, BankBoston, N.A., as documentation agent, and Bank of America, N.A., Banque Nationale de Paris, The Bank of Nova Scotia and Citicorp USA, Inc., as co-agents

                27.01 Financial Data Schedule (previously filed)