Form 10-K405
period 2000-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 2000-06-13
CIK 866374

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

   (MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-21272

                         FLEXTRONICS INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                SINGAPORE                           NOT APPLICABLE
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                            11 UBI ROAD 1, #07-01/02
                           MEIBAN INDUSTRIAL BUILDING
                                SINGAPORE 408723
                                 (65) 844-3366
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

 SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of June 1, 2000, 192,572,807 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 1, 2000 was approximately $11,347,860,828.50.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's definitive proxy statement, to be delivered to shareholders in connection with the Registrant's general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                        FLEXTRONICS INTERNATIONAL LIMITED
                                 2000 FORM 10-K
                                TABLE OF CONTENTS


                                                 PART I

Item 1.  Business .....................................................................................  3
Item 2.  Facilities.................................................................................... 18
Item 3.  Legal Proceedings............................................................................. 19
Item 4.  Submission of Matters to a Vote of Security Holders........................................... 19

                                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..................... 20
Item 6.  Selected Financial Data....................................................................... 22
Item 7.  Management's Discussion and Analysis of Financial Condition And Results of Operations......... 22
Item 8.  Financial Statements and Supplementary Data................................................... 32
Item 9.  Changes in and Disagreements with Accountants on Accounting And Financial
         Disclosure.................................................................................... 61

                                                 PART III

Item 10. Directors and Officers ....................................................................... 62
Item 11. Executive Compensation........................................................................ 65
Item 12. Security Ownership of Certain Beneficial Owners and Management................................ 65
Item 13. Certain Relationships and Related Transactions................................................ 65

                                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................. 66

PART I

ITEM 1.  BUSINESS

        Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements, which speak only as of the date hereof. These forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those discussed in "Item 1-Business," "Item 1-Business-Risk Factors," and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" that could cause future results to differ materially from historical results or those anticipated. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in "- Risk Factors," as well as:

        -  our ability to carry out our strategies;

        -  the planned expansion of our facilities and operations;

        -  potential acquisitions;

        -  adoption of outsourcing by original equipment manufacturers;

        -  our ability to become an integral part of our customers' operations;

        -  our ability to win  new customer contracts;

        -  tax matters;

        -  currency fluctuations; and

        - our planned opening of industrial parks in Brazil, Hungary and Poland.

     We are a leading provider of advanced electronics manufacturing services to OEMs primarily in the telecommunications and networking, consumer electronics and computer industries. Our strategy is to provide customers with the ability to outsource, on a global basis, a complete product where we take responsibility for engineering, supply chain management, assembly, integration, test and logistics management. We provide complete product design services, including electrical and mechanical, circuit and layout, radio frequency and test development engineering services. Our manufacturing services include the fabrication and assembly of plastic and metal enclosures, PCBs and backplanes. We believe that we have developed particular strengths in advanced interconnect, miniaturization and packaging technologies, and in the engineering and manufacturing of wireless communications products employing radio frequency technology. Throughout the production process, we offer logistics services, such as materials procurement, inventory management, packaging and distribution.

     Through a combination of internal growth and acquisitions, including our mergers with The DII Group, Inc. and Palo Alto Products International Pte. Ltd., or PAPI, in April 2000, we have become the world's third largest provider of electronics manufacturing services, with revenues of $5.7 billion and EBITDA of $391.4 million in fiscal 2000. In addition, we have increased our manufacturing square footage from 1.5 million square feet on April 1, 1998 to 11.2 million square feet to date. We offer a complete and flexible manufacturing solution that provides accelerated time-to-market and time-to-volume production, reduced production costs and advanced engineering and design capabilities. By working closely with and being highly responsive to customers throughout the design, manufacturing and distribution process, we believe that we can be an integral part of their operations. We believe that our size, global presence, broad service offerings and expertise enable us to win large programs from leading multinational OEMs for the manufacture of advanced electronics products.

     Our customers include industry leaders such as Cisco, Ericsson, Hewlett-Packard, Lucent, Microsoft, Motorola, Nokia, Palm Computing and Philips. Due to our focus on high growth technology sectors, our prospects are influenced by such major trends as the upgrade of the communications and Internet infrastructure, the proliferation of wireless devices, increasing product miniaturization and other trends in electronics technologies. In addition, our growth is affected by the pace at which leading OEMs are continuing to adopt outsourcing as a core business strategy.

     We have established an extensive network of manufacturing facilities in the world's major electronics markets -- Asia, the Americas and Europe -- to serve the increased outsourcing needs of both multinational and regional OEMs. We strategically locate facilities near our customers and their end markets. In fiscal 2000, production in the Americas represented 43% of our net sales, production in Europe represented 39% of our net sales and production in Asia represented 18% of our net sales. We have also established fully integrated, high volume industrial parks in low cost regions near our customers' end markets. These industrial parks provide a total supply chain management by co-locating our manufacturing and distribution operations with our suppliers at a single location. This approach to production and distribution is designed to benefit our customers by reducing logistical barriers and costs, increasing flexibility, lowering transportation costs and reducing turnaround times. Our industrial parks are located in China, Hungary and Mexico and we are building new industrial parks in Brazil, Hungary and Poland. In addition to our industrial parks, we have established product introduction centers which provide engineering expertise in developing new products and preparing them for high volume manufacturing.

INDUSTRY OVERVIEW

     With electronics products growing in technical complexity and experiencing shorter product lifecycles in response to customer requirements, the demand for advanced manufacturing capabilities and related services has grown rapidly. Many OEMs in the electronics industry are increasingly utilizing electronics manufacturing service providers in their business and manufacturing strategies. Outsourcing allows OEMs to take advantage of the manufacturing expertise and capital investments of electronics manufacturing service providers, thereby enabling OEMs to concentrate on their core competencies, such as product development, marketing and sales. We believe that by developing strategic relationships with electronics manufacturing service providers, OEMs can enhance their competitive position by:

     - reducing production costs;

     - accelerating time-to-market and time-to-volume production;

     - accessing advanced manufacturing, design and engineering capabilities;

     - reducing capital investment requirements and fixed overhead costs;

     - improving inventory management and purchasing power; and

     - accessing worldwide manufacturing capabilities.

     As a result of these factors, industry sources estimate that the overall market for electronics manufacturing services will grow at an average annual rate of 20% from 1998 to 2003, reaching an estimated $149.4 billion in 2003. Over the last few years the larger electronics manufacturing services providers have grown faster than smaller providers. We believe that the market for electronic manufacturing services will continue to grow, driven largely by OEMs' need for increasing flexibility to respond to rapidly changing markets and technologies and accelerating product life cycles, and their need for advanced manufacturing and engineering capabilities as a result of increased complexity and reduced size of electronics products.

STRATEGY

     Our objective is to provide customers with the ability to outsource, on a global basis, a complete product, with Flextronics taking responsibility for the engineering, supply chain management, assembly, integration, test and logistics management to accelerate their time-to-market and time-to-volume. To achieve this objective, we will continue to implement the following strategies:

     Develop and Enhance Our Customers' Product Development and Manufacturing Strategy. We believe we can become an integral part of our customers' operations by working closely with them throughout the design, manufacturing and distribution process, and by offering flexible, highly responsive services. We believe our customer relationships are strengthened through a management approach which fosters rapid decision-making and a customer service orientation that responds quickly to frequently changing customer design specifications and production requirements. Our approach allows our customers to focus on their core competencies enabling them to accelerate their time-to-market and time-to-volume production.

     Leverage Our Global Presence. We have established an extensive network of design and manufacturing facilities in the world's major electronics markets -- Asia, the Americas and Europe -- to serve the increased outsourcing needs of both multinational and regional OEMs. Our global network of manufacturing facilities in 23 countries gives us the flexibility to transition customer projects to any of our locations. This flexibility allows design, prototyping and initial production to be located near the customer's own research and development centers, so that manufacturing can then be moved to locations closer to their end markets, or transitioned to low-cost regional manufacturing facilities or industrial parks as volumes increase over the product life-cycle.

     Expand Our Industrial Parks Strategy. Our industrial parks are self-contained facilities that co-locate our manufacturing and distribution operations with our suppliers in low-cost regions near our customers' end markets. Our industrial parks provide a total supply chain management. This approach to production and distribution benefits our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established large industrial parks in Doumen, China, Sarvar and Zalaegerszeg, Hungary and Guadalajara, Mexico, and are currently building new industrial parks in Gdansk, Poland, Sao Paulo, Brazil and Nyiregyhaza, Hungary.

     Offer Comprehensive and Integrated Design and Manufacturing Solutions. We offer a comprehensive range of engineering, supply chain management, assembly, integration, test and logistics management services to our customers that simplifies the global product development process and provides them meaningful cost savings for them. Our capabilities help our customers improve product quality and performance, reduce costs and accelerate time-to-market.

     Streamline Business Processes Through Information Technologies. We utilize new information technologies to streamline business processes for our customers. For example, we use innovative Internet supply chain solutions to improve order placement, tracking and fulfillment. We are also able to provide our customers with online access to product design and manufacturing process information. Integrating our information systems with those of our customers allows us to assist our customers in improving their communications and relationships across their supply chain.

     Pursue Strategic Opportunities. We have actively pursued acquisitions and purchases of manufacturing facilities to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships and enhance our management depth. We will continue to review opportunities and are currently in preliminary discussions to acquire manufacturing operations and enter into business combinations. We cannot assure the terms of, or that we will complete, such transactions. We will continue to selectively pursue strategic transactions that we believe will further our business objectives.

     We cannot assure that our strategies can be successfully implemented, or will reduce the risks associated with our business. See "Risk Factors."

CUSTOMERS

     Our customers consist of a select group of OEMs primarily in the telecommunications and networking, consumer electronics and computer industries. Within these industries, our strategy is to establish relationships with leading companies that seek to outsource significant production volumes of complex products. We have focused on building long-term relationships with these customers and expanding our relationship to include additional product lines and services. We have increasingly focused on sales to larger companies and to customers in the telecommunications and networking, consumer electronics and computer industries. In fiscal 2000 our five largest customers accounted for approximately 54% of our net sales (excluding the customers of DII and PAPI). Our largest customers during fiscal 2000 were Ericsson, Philips and Cisco accounting for approximately 15%, 12% and 10% of consolidated net sales, respectively. See "Risk Factors -- The majority of our sales comes from a small number of customers; if we lose any of these customers, our sales could decline significantly."

     The following table lists in alphabetical order some of our largest customers in fiscal 2000 and the products of those customers for which we provide manufacturing services:

                  CUSTOMER                                     END PRODUCTS
                  --------                                     ------------
Cabletron....................................  Data communications products
Compaq.......................................  Computer products
Cisco Systems................................  Data communications products
Ericsson.....................................  Business telecommunications systems, GSM infrastructure
Hewlett-Packard..............................  Inkjet printers, storage devices
Lucent.......................................  Data communication products
Motorola.....................................  Cellular phones, set-top boxes
Nokia........................................  Cellular phone accessories, office phones
Palm Computing...............................  Pilot electronic organizers
Philips Electronics..........................  Consumer electronics products

     In addition, we recently significantly expanded the scope of our relationships with a number of existing customers and entered into relationships with new customers, including ABB Automation Products (PCB assemblies), Cabletron Systems (data communication products) and General Instruments (set-top boxes).

     On May 30, 2000, we entered into a strategic alliance for product manufacturing with Motorola. This alliance provides incentives for Motorola to purchase over $30.0 billion of products and services from us until December 31, 2005. We anticipate that this relationship will encompass a wide range of products, including cellular phones, pagers, set-top boxes and infrastructure equipment, and will involve a broad range of services, including design, PCB fabrication and assembly, plastics, enclosures and supply chain services. The relationship is not exclusive and does not require that Motorola purchase any specific volumes of products or services from us. Our ability to achieve any of the anticipated benefits of this relationship is subject to a number of risks, including our ability to provide our services on a competitive basis and to expand our manufacturing resources, as well as demand for Motorola's products. In connection with this strategic alliance, Motorola will pay $100.0 million for an equity instrument that entitles them to acquire 11,000,000 Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making specified payments to us. The issuance of this equity instrument will result in a one-time non-cash charge of approximately $290.0 million in the first fiscal quarter of fiscal 2001, offset by a corresponding credit to shareholders' equity.

SALES AND MARKETING

     We achieve worldwide sales coverage through a direct sales force, which focuses on generating new accounts, and through program managers, who are responsible for managing relationships with existing customers and making follow-on sales. Our Asian sales offices are located in Singapore and Hong Kong. In North America, we maintain sales offices in California, Florida, Massachusetts and Texas. In Europe, we maintain sales offices in England, France, Germany, the Netherlands and Sweden. In addition to our sales force, our executive staff plays an integral role in our marketing efforts.

SERVICES

     We offer a broad range of integrated services, providing customers with a total design and manufacturing solution to take a product from initial design through volume production, test and distribution into post-sales service and support. These integrated services include the following:

     Flextronics Systems Assembly. Our assembly and manufacturing operations, which reflects the majority of our revenues, include PCB assembly, assembly of systems and subsystems that incorporate PCBs and complex electromechanical components. A substantial portion of our net sales is derived from the manufacture and assembly of complete products. We employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes and statistical process control. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, such as chip scale packaging, chip-on-board and ball grid array, enable us to offer a variety of advanced manufacturing solutions. In addition, we have recently developed significant expertise in the manufacture of wireless communications products employing radio frequency technology.

     We offer computer-aided testing of assembled PCBs, systems and subsystems, which contributes significantly to our ability to deliver high-quality products on a consistent basis. Our test capabilities include management defect analysis, in-circuit tests and functional tests. In addition, we also provide environmental stress tests of board or system assemblies.

     Multek. Multek provides PCB and backpanel fabrication services. PCBs and backpanels are platforms which provide interconnection for integrated circuits and other electronic components.

Backpanels also provide interconnection for other printed circuit boards. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, densely spaced wiring. We manufacture high density, complex multilayer printed circuit boards and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis. Our quick-turn prototype service allows us to provide small test quantities to customers' product development groups in as short as 24 hours. We are one of only a few independent manufacturers who can respond to our customers' demands for an accelerated transition from prototype to volume production.

     The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers (called "vias") and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds. Our production of microvias, by laser ablation and our surface laminar circuit technology, a photo generated microvia capability, provides our customers with proven high volume production capacity in both of the major high density interconnect process solutions.

     Flextronics Enclosures. We offer a comprehensive set of custom electronic enclosures and related products and services. Our services include design, manufacturing, and integration of electronics packaging systems from custom enclosure systems, power and thermal subsystems, interconnect subsystems to cabling and cases. In addition to the typical sheet metal fabrication, we assist in the design of electronic packaging systems that protect sensitive electronics and enhance functionality. Our enclosure design services focus on functionality, manufacturability and testing. These services are integrated with our other services to provide our customers with greater responsiveness, improved logistics and overall improved supply chain management. In addition to our inhouse design and manufacturing capabilities, we have established a strategic alliance with a top tier enclosure manufacturer to broaden our design, engineering, supply chain management, manufacturing and assembly expertise for our customers worldwide.

     Flextronics Semiconductor. We coordinate industrial design and tooling for product manufacturing. By integrating the combined capabilities of design, engineering and semiconductor services, we can compress the time from product concept to market introduction and minimize product development costs. Flextronics semiconductor provides ASIC design services to our OEM customers, including:

     - Conversion services from field programmable gate arrays to ASICs. These services focus on designs that utilize primarily digital signals, with only a small amount of analog signals.

     - Design services for mixed-signal ASICs. These services focus on designs that utilize primarily analog signals, with only a small amount of digital signals.

     - Silicon integration design services. These services utilize silicon design modules that are used to accelerate complex ASIC designs, including system-on-a-chip.

     Flextronics Semiconductor utilizes external foundry suppliers for its customers' silicon manufacturing requirements, thereby using a "fabless" manufacturing approach. This enables us to take advantage of the suppliers' high volume economies of scale and access to advanced process technology.

     We believe that our semiconductor design expertise provides us with a competitive advantage by enabling us to offer our customers reduced costs through the consolidation of components onto silicon chips.

     Flextronics Design Services. We offer a comprehensive spectrum of value-added design services for products we manufacture for our customers. Products designed by this group range from commercial and military applications, including radio frequency analog, high-speed digital, multi-chip module, and flex circuits, to high volume consumer products, to small quantity prototypes. We work with our customers to develop product-specific test strategies and can custom design test equipment and software ourselves or use test equipment and software provided by our customers.

     Approximately 40% of our revenues are from products that incorporate Flextronics design aspects. To assist customers with initial design, we provide computer-aided engineering and computer-aided design, engineering for manufacturability, printed circuit board layout and test development. At our product introduction centers, we employ hundreds of advanced engineers to provide the engineering expertise in developing new products and preparing them for high volume manufacturing. These centers coordinate and integrate our worldwide design, prototype, test development practices and, in some locations, provide dedicated production lines for prototypes.

     Flextronics Plastics. We offer tool fabrication, quickturn prototyping and full production of plastic parts. We are able to quickly transition our customers' products into volume production. By maintaining these services at our industrial parks along with manufacturers and suppliers of sheet metal, cable harnesses, components and packaging, we increase our customers' production flexibility and speed.

     Flextronics Network Services. We offer network installation services to OEMs in the data and telecommunications industries. Our services include project planning, documentation, engineering, production, installation and commissioning of equipment. We have expertise in the installation of public and mobile telecommunications systems, exchanges, corporate networks and peripheral equipment.

     Supply Chain Services. We provide materials procurement, information technology solutions and logistics. Materials procurement and management consist of the planning, purchasing, expediting and warehousing of components and materials used in the manufacturing process. Our inventory management expertise and volume procurement capabilities contribute to cost reductions and reduce total cycle time. Our industrial parks in China, Hungary and Mexico include providers of many of the custom components that we use to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use sophisticated automated manufacturing resources planning systems and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility on material availability and real-time tracking of work in process. We also utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts and deliver purchase orders while also assisting suppliers with just-in-time delivery and supplier-managed inventory.

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

COMPETITION

     The electronics manufacturing services industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. We compete with different companies, depending on the type of service or geographic area. We compete against numerous domestic and foreign electronics manufacturing services providers, and current and prospective customers also evaluate our capabilities against the merits of internal production. In addition, in recent years the electronics manufacturing industry has attracted a significant number of new entrants, including large OEMs with excess manufacturing capacity, and many existing participants, including us, have significantly increased their manufacturing capacity by expanding their facilities and adding new facilities. In the event of a decrease in overall demand for electronics manufacturing services, this increased capacity could result in substantial pricing pressures which could harm our operating results. Some of our competitors, including Solectron Corporation and SCI Systems, may have greater manufacturing, financial and other resources than us. As competitors increase the scale of their operations, they may increase their ability to realize economies of scale, to reduce their prices and to more effectively meet the needs of large OEMs. We believe that the principal competitive factors in the segments of the electronics manufacturing services industry in which we operate are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality and range of services available. Failure to satisfy any of the foregoing requirements could seriously harm our business. See "Risk
Factors -- Our industry is extremely competitive."

ACQUISITIONS

     Business Combinations. We have actively pursued business combinations and other business acquisitions to expand our global reach, manufacturing capacity and service offerings and strengthen our customer relationships. Since fiscal 1997, we have completed the following business combinations:

     DATE           ACQUIRED COMPANY         NATURE OF BUSINESS          CONSIDERATION              LOCATION(S)
     ----           ----------------         ------------------          -------------              -----------
May 2000        Sample Rate Systems Oyj   Provides electronics      88,657 ordinary shares    Finland
                                          manufacturing services
May 2000        San Marco Engineering     Provides electronics      275,000 ordinary shares   Italy
                Srl                       manufacturing services
April 2000      Palo Alto Products        Provides industrial and   3,618,374 ordinary        Tun Cheng, Taiwan
                International Pte. Ltd.   electronics               shares                    Samuprakaru, Thailand
                                          manufacturing design                                Palo Alto, California
                                          services                                            New Braunfels, Texas
April 2000      The DII Group, Inc.       Provides electronics      62,768,139 ordinary       Anaheim, California
                                          manufacturing services    shares                    Irvine, California
                                                                                              Sunnyvale, California
                                                                                              Palm Harbor, Florida
                                                                                              Austin, Texas
                                                                                              Roseville, Minnesota
                                                                                              Binghamton, New York
                                                                                              Boulder, Colorado
                                                                                              Longmont, Colorado
                                                                                              Zhuhai, China
                                                                                              Melaka, Malaysia
                                                                                              Singapore
                                                                                              Kindberg, Austria
                                                                                              Brno, Czech Republic
                                                                                              Boeblingen, Germany
                                                                                              Cork, Ireland
                                                                                              Guadalajara, Mexico
                                                                                              Puebla, Mexico
                                                                                              Sao Paolo, Brazil
March 2000      PCB Assembly, Inc.        Provides electronics      1,084,566 ordinary        Sunnyvale, California
                                          design, assembly and      shares
                                          test services
March 2000      Purchased remaining 10%   Manufactures injection    $3.0 million cash         Shenzhen, China
                interest in FICO          molded plastics
                Investment Holdings Ltd.
February 2000   Vastbright PCB Co. Ltd.   Manufactures advanced     $18.0 million cash        Zhuhai, China
                                          technology PCBs
November 1999   Circuit Board             Provides electronics      559,098 ordinary shares   Research Triangle Park,
                Assemblers, Inc., EMC     design, assembly and                                North Carolina
                International, Inc.,      test services
                Newport Technology and
                Summit Manufacturing
July 1999       Kyrel EMS Oyj             Provides electronics      3,643,610 ordinary        Kyroskoski, Finland
                                          design, assembly and      shares                    Luneville, France
                                          test services
March 1999      Advanced Component Labs   Manufactures advanced     $15.0 million cash        Zhuhai, China
                HK Ltd.                   technology PCBs

     DATE           ACQUIRED COMPANY         NATURE OF BUSINESS          CONSIDERATION              LOCATION(S)
     ----           ----------------         ------------------          -------------              -----------
March 1999      Increased ownership of    Manufactures injection    $7.2 million cash, $3.0   Shenzhen, China
                FICO Investment Holdings  molded plastics           million in promissory
                Ltd. from 40% to 90%                                notes, and 255,700
                                                                    ordinary shares
March 1998      Conexao Informatica       Provides electronics      1,686,372 ordinary        Sao Paulo, Brazil
                Ltda.                     design, assembly and      shares
                                          test services
March 1998      Altatron, Inc.            Provides electronics      3,154,600 ordinary        Fremont, California
                                          design, assembly and      shares
                                          test services
December 1997   DTM Products, Inc.        Manufactures injection    1,009,876 ordinary        Boulder, Colorado
                                          molded plastics           shares
December 1997   Energipilot AB            Provides cable assembly   919,960 ordinary shares   Stockholm, Sweden
                                          and engineering services
October 1997    Neutronics Electronics    Provides electronics      11,224,000 ordinary       Althofen, Austria
                Industries Holding AG     design, assembly and      shares                    Tab, Hungary
                                          test services                                       Sarvar, Hungary
                                                                                              Zalaegerszeg, Hungary

     Acquisitions of Manufacturing Facilities. We have purchased a number of manufacturing facilities and related assets from customers and simultaneously entered into manufacturing agreements to provide electronics design, assembly and test services to these customers. The transactions were accounted for as purchases of assets. Since fiscal 1997, we have completed the following facilities purchases:

     DATE              CUSTOMER          CONSIDERATION     FACILITY LOCATION(S)
     ----              --------          -------------     --------------------
May 2000        Bosch Telecom GmbH       $98.3 million   Pandrup, Denmark
March 2000      Cabletron Systems Inc.   $83.4 million   Rochester, New Hampshire
                                                         Limerick, Ireland
January 2000    Fujitsu Siemens          $69.7 million   Paderborn, Germany
June 1999       Ericsson                 $39.4 million   Visby, Sweden
May 1999        ABB Automation Products  $24.5 million   Vasteras, Sweden

     We will continue to review opportunities to acquire OEM manufacturing operations and enter into business combinations and selectively pursue strategic transactions that we believe will further our business objectives. We are currently in preliminary discussions to acquire additional businesses and facilities. We cannot assure the terms of, or that we will complete, such acquisitions, and our ability to obtain the benefits of such combinations and transactions is subject to a number of risks and uncertainties, including our ability to successfully integrate the acquired operations and our ability to maintain and increase sales to customers of the acquired companies. See "Risk Factors -- We may encounter difficulties with acquisitions, which could harm our business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions, Purchases of Facilities and Other Strategic Transactions."

EMPLOYEES

     As of March 31, 2000, we employed approximately 37,200 persons, which increased to approximately 49,000 persons following the completion of our acquisitions of DII and Palo Alto Products International. We have never experienced a work stoppage or strike and we believe that our employee relations are good.

     Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations, prospects and debt service ability. To date, we have not experienced significant difficulties in attracting or retaining such personnel. Although we are not aware that any of our key personnel currently intend to terminate their employment, we cannot assure you of their future services. See "Risk Factors -- We depend on our key personnel."

                                  RISK FACTORS

IF WE DO NOT MANAGE EFFECTIVELY THE EXPANSION OF OUR OPERATIONS, OUR BUSINESS MAY BE HARMED.

     We have grown rapidly in recent periods. Our workforce has tripled in size over the last year as a result of internal growth and acquisitions. This growth is likely to considerably strain our management control system and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

     We plan to increase our manufacturing capacity by expanding our facilities and by adding new equipment. Such expansion involves significant risks, including, but not limited to the following:

     - we may not be able to attract and retain the management personnel and skilled employees necessary to support expanded operations;

     - we may not efficiently and effectively integrate new operations and information systems, expand our existing operations and manage geographically dispersed operations;

     - we may incur cost overruns;

     - we may encounter construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems that could harm our growth and our ability to meet customers' delivery schedules; and

     - we may not be able to obtain funds for this expansion, and we may not be able to obtain loans or operating leases with attractive terms.

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts, including substantial increases in depreciation expense and rental expense, that will increase our cost of sales. If our revenues do not increase sufficiently to offset these expenses, our operating results would be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant accounting charges. For example, in connection with our acquisitions of DII and Palo Alto Products International, we expect to record a one-time charge of approximately $180.0 million and in connection with the issuance of an equity instrument to Motorola relating to our alliance with Motorola, we expect to record a one-time non-cash charge of approximately $290.0 million, both in the first fiscal quarter of fiscal 2001.

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS, WHICH COULD HARM OUR BUSINESS.

     We have completed a number of acquisitions of businesses and facilities and expect to continue to acquire additional businesses and facilities in the future. We are currently in preliminary discussions to acquire additional businesses and facilities. Any future acquisitions may require additional debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. We cannot assure the terms of, or that we will complete, any acquisitions in the future.

     To integrate acquired businesses, we must implement our management information systems and operating systems and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

     In addition, acquisitions involve a number of other risks and challenges, including, but not limited to,

     - diversion of management's attention;

     - potential loss of key employees and customers of the acquired companies;

     - lack of experience operating in the geographic market of the acquired business; and

     - an increase in our expenses and working capital requirements.

     Any of these and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition.

WE HAVE NEW CUSTOMER RELATIONSHIPS FROM WHICH WE ARE NOT YET RECEIVING SIGNIFICANT REVENUES, AND ORDERS FROM THESE CUSTOMERS MAY NOT REACH ANTICIPATED LEVELS.

     We have recently announced major new customer relationships, including our alliance with Motorola, from which we anticipate significant future sales. However, similar to our other customer relationships, there are no volume purchase commitments under these new programs, and the revenues we actually achieve may not meet our expectations. In anticipation of future activities under these programs, we are incurring substantial expenses as we add personnel and manufacturing capacity and procure materials. Our operating results will be seriously harmed if sales do not develop to the extent and within the time frame we anticipate.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

     Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations.

     In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer requirements. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have increased our manufacturing capacity and plan further increases, we may not have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating income.

OUR OPERATING RESULTS VARY SIGNIFICANTLY.

     We experience significant fluctuations in our results of operations. The factors which contribute to fluctuations include:

     - the timing of customer orders;

     - the volume of these orders relative to our capacity;

     - market acceptance of customers' new products;

     - changes in demand for customers' products and product obsolescence;

     - the timing of our expenditures in anticipation of future orders;

     - our effectiveness in managing manufacturing processes;

     - changes in the cost and availability of labor and components;

     - changes in our product mix;

     - changes in economic conditions;

     - local factors and events that may affect our production volume, such as local holidays; and

     - seasonality in customers' product requirements.

     One of our significant end-markets is the consumer electronics market. This market exhibits particular strength towards the end of the year in connection with the holiday season. As a result, we have experienced relative strength in revenues in our third fiscal quarter.

THE MAJORITY OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES COULD DECLINE SIGNIFICANTLY.

     Sales to our five largest customers have represented a majority of our net sales in recent periods. Our five largest customers accounted for approximately 54% of consolidated net sales in fiscal 2000 (excluding the customers of DII and PAPI). Our largest customers during fiscal 2000 were Ericsson, Philips and Cisco accounting for approximately 15%, 13% and 12% of consolidated net sales, respectively. In fiscal 1999, our five largest customers accounted for 54% of net sales, with Philips, Ericsson and Cisco accounting for approximately 15%, 13% and 10%, respectively. The identity of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would seriously harm our business. If we are not be able to timely replace expired, canceled or reduced contracts with new business, our revenues would be harmed.

WE DEPEND ON THE ELECTRONICS INDUSTRY WHICH CONTINUALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS ON A COST-EFFECTIVE BASIS WOULD HARM OUR BUSINESS.

     Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us. These factors include:

     - the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which results in short product life cycles;

     - the inability of our customers to develop and market their products, some of which are new and untested, the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance; and

     - recessionary periods in our customers' markets.

     If any of these factors materialize, our business would suffer.

THERE MAY BE SHORTAGES OF REQUIRED ELECTRONIC COMPONENTS.

     A substantial majority of our net sales are derived from turnkey manufacturing in which we are responsible for purchasing components used in manufacturing our customers products. We generally do not have long-term agreements with suppliers of components. This typically results in our bearing the risk of component price increases because we may be unable to procure the required materials at a price level necessary to generate anticipated margins from our agreements with our customers. Accordingly, component price changes could seriously harm our operating results.

     At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. In recent months, component shortages have become more prevalent in our industry. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which has contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with current or prospective customers and reduce our sales.

OUR INDUSTRY IS EXTREMELY COMPETITIVE.

     The electronics manufacturing services industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of internal production. Some of our competitors, including Solectron, Celestica and SCI Systems, have substantially greater market share than us, and substantially greater manufacturing, financial, research and development and marketing resources.

     In recent years, many participants in the industry, including us, have substantially expanded their manufacturing capacity. If overall demand for electronics manufacturing services should decrease, this increased capacity could result in substantial pricing pressures, which could seriously harm our operating results.

WE ARE SUBJECT TO THE RISK OF INCREASED TAXES.

     We have structured our operations in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law which may have retroactive effect. We cannot determine in advance the extent to which some jurisdictions may require us to pay tax or make payments in lieu of tax.

     Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase.

WE CONDUCT OPERATIONS IN A NUMBER OF COUNTRIES AND ARE SUBJECT TO RISKS OF INTERNATIONAL OPERATIONS.

     The geographical distances between Asia, the Americas and Europe create a number of logistical and communications challenges. Our manufacturing operations are located in a number of countries, including Austria, Brazil, China, the Czech Republic, Finland, France, Germany, Hungary, Ireland, Italy, Malaysia, Mexico, Sweden, the United Kingdom and the United States. As a result, we are affected by economic and political conditions in those countries, including:

     - fluctuations in the value of currencies;

     - changes in labor conditions;

     - longer payment cycles;

     - greater difficulty in collecting accounts receivable;

     - burdens and costs of compliance with a variety of foreign laws;

     - political and economic instability;

     - increases in duties and taxation;

     - imposition of restrictions on currency conversion or the transfer of funds;

     - limitations on imports or exports;

     - expropriation of private enterprises; and

     - reversal of the current policies including favorable tax and lending policies encouraging foreign investment or foreign trade by our host countries.

     The attractiveness of our services to our U.S. customers can be affected by changes in U.S. trade policies, such as "most favored nation" status and trade preferences for some Asian nations. In addition, some countries in which we operate, such as Brazil, Mexico and Malaysia, have experienced periods of slow or negative growth, high inflation, significant currency devaluations and limited availability of foreign exchange. Furthermore, in countries such as Mexico and China, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. Finally, we could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

WE ARE SUBJECT TO RISKS OF CURRENCY FLUCTUATIONS AND HEDGING OPERATIONS.

     A significant portion of our business is conducted in the European euro, the Swedish krona and the Brazilian real. In addition, some of our costs, such as payroll and rent, are denominated in currencies such as the Austrian schilling, the British pound, the Chinese renminbi, the German deutsche mark, the Hong Kong dollar, the Hungarian forint, the Irish pound, the Malaysian ringgit, the Mexican peso and the Singapore dollar, as well as the krona, the euro and the real. In recent years, the Hungarian forint, Brazilian real and Mexican peso have experienced significant devaluations. Changes in exchange rates between these and other currencies and the U.S. dollar will affect our cost of sales, operating margins and revenues. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts, to hedge Japanese yen, European euro, U.S. dollar and other foreign currency commitments arising from trade accounts payable and fixed purchase obligations. Because we hedge only fixed obligations, we do not expect that these hedging activities will harm our results of operations or cash flows. However, our hedging activities may be unsuccessful, and we may change or reduce our hedging activities in the future. As a result, we may experience significant unexpected expenses from fluctuations in exchange rates.

WE DEPEND ON OUR KEY PERSONNEL.

     Our success depends to a larger extent upon the continued services of our key executives, managers and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure that we will retain our key officers and employees. We could be seriously harmed by the loss of key personnel.

WE ARE SUBJECT TO ENVIRONMENTAL COMPLIANCE RISKS.

     We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third party sites. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, or the results of future testing and analyses at our current or former operating facilities indicate that we are responsible for the release of hazardous substances, we may be subject to additional remediation liability. Further, additional environmental matters may arise in the future at sites where no problem is currently known or at sites that we may acquire in the future. Currently unexpected costs that we may incur with respect to environmental matters may result in additional loss contingencies, the quantification of which cannot be determined at this time.

ITEM 2. FACILITIES

     Our facilities consist of a global network of industrial parks, manufacturing and technology centers, regional manufacturing facilities and product introduction centers, providing approximately 11.2 million square feet of capacity, which includes the capacity of DII and PAPI. We own facilities with approximately 2.7 million square feet of capacity in Asia, 2.3 million square feet in the Americas and 4.2 million square feet in Europe. We lease facilities with approximately 1.1 million square feet of capacity in Asia, 200,000 square feet in the Americas and 600,000 square feet in Europe.

     Our industrial parks, each incorporating from approximately 205,000 to 435,000 square feet of facilities, are designed for fully integrated, high volume manufacturing. These industrial parks offer manufacturing and distribution operations and suppliers that are located together at a single site in low cost areas close to major electronics markets. We believe that by offering all of those capabilities at a single site, we can reduce material and transportation costs, simplify logistics and communications and improve inventory management. This enables us to provide customers with a more complete, cost-effective manufacturing solution. Manufacturing and technology centers are facilities that have both medium and high volume manufacturing and product introduction centers and, as a result, are where we focus on launching customers' new products and transitioning them to volume production. Each center features advanced technological competency. Regional manufacturing facilities range from approximately 70,000 to 375,000 square feet and provide medium and high volume production in locations close to strategic markets. Product information centers provide a broad range of advanced engineering services and prototype and low volume production capabilities. All of our manufacturing facilities are registered to the quality requirements of the International Organization for Standardization (ISO 9002) or are in the process of final certification.

     The locations of our facilities are as follows:

                                  AMERICAS                        ASIA                         EUROPE
                                  --------                        ----                         ------
INDUSTRIAL PARKS        Guadalajara, Mexico           Doumen, China                 Sarvar, Hungary
                                                                                    Zalaegerzeg, Hungary
MANUFACTURING           San Jose, California          Hong Kong, China              Althofen, Austria
AND TECHNOLOGY          Fremont, California           Tun Cheng, Taiwan             Karlskrona, Sweden
CENTERS                 New Braunfels, Texas                                        Katrineholm, Sweden
                        Binghamton, New York                                        Stockholm, Sweden
                        Puebla, Mexico                                              Vasteras, Sweden
                                                                                    Visby, Sweden
REGIONAL                Anaheim, California           Doumen, China                 Boeblingen, Germany
MANUFACTURING           Austin, Texas                 Johore, Malaysia              Brno, Czech Republic
FACILITIES              Greeley, Colorado             Melaka, Malaysia              Cork, Ireland
                        Irvine, California            Samuprakaru, Thailand         Limerick, Ireland
                        Longmont, Colorado            Shenzhen, China               Hamilton, Scotland
                        Raleigh, North Carolina                                     Kindberg, Austria
                        Palm Harbor, Florida                                        Kyroskoski, Finland
                        Richardson, Texas                                           Luneville, France
                        Rochester, New Hampshire                                    Paderborn, Germany
                        Roseville, Minnesota                                        Solothurn, Switzerland
                        Sao Paulo, Brazil                                           Tab, Hungary
PRODUCT                 Dallas, Texas                 Doumen, China                 Althofen, Austria
INTRODUCTION            Boulder, Colorado                                           Hamilton, Scotland
CENTERS                 Raleigh, North Carolina                                     Kyroskoski, Finland
                        Richardson, Texas                                           Karlskrona, Sweden
                        San Jose, California                                        Malmo, Sweden
                        San Diego, California                                       Stockholm, Sweden
                        Sunnyvale, California                                       Monza, Italy
                        Westford, Massachusetts                                     Paderborn, Germany

     The facilities are generally well maintained and suitable for the operations conducted and, in substantially all cases where owned, free and clear of any encumbrances. The productive capacity of our plants is generally adequate for current needs.

     Over the past several years, we have actively increased our overall capacity through internal growth, acquisitions and purchases of manufacturing facilities. As a result, we have grown to approximately 11.2 million square feet of capacity on four continents. We plan to further expand these facilities, add new equipment and are currently developing new industrial parks in Brazil, Hungary and Poland. We cannot assure that we will not encounter unforeseen difficulties, costs or delays in expanding our facilities. See "Risk
Factors -- If we do not manage effectively the expansion of our operations, our business may be harmed."

ITEM 3. LEGAL PROCEEDINGS

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our Extraordinary General Meeting of Shareholders held on March 30, 2000, our shareholders approved the issuance of 1.61 Flextronics ordinary shares for each outstanding share of common stock of The DII Group, Inc. in connection with the merger of Flextronics with The DII Group pursuant to the Agreement and Plan of Merger dated as of November 22, 1999 among Flextronics, Slalom Acquisition Corp., a wholly-owned subsidiary of Flextronics, and The DII Group, Inc. Voting in favor of the merger were 89,559,418, opposed were 21,387, abstaining were 1,832,284, and broker non-votes amounted to 13,872,575.

        At that meeting, our shareholders also approved the proposal to amend our 1993 Share Option Plan to increase the number of ordinary shares authorized and reserved for issuance there under from 16,400,000 ordinary shares to 20,400,000 ordinary shares. Voting in favor of the amendment were 58,442,193, opposed were 46,804,911, and abstaining were 38,560.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        PRICE RANGE OF ORDINARY SHARES

        Our ordinary shares are traded on the Nasdaq National Market under the symbol "FLEX". The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of our 1999 fiscal year.

                                           HIGH          LOW
                                          ------        ------
             FISCAL 1999

             First Quarter                $13.13        $ 9.03
             Second Quarter                11.88          5.50
             Third Quarter                 21.84          7.00
             Fourth Quarter                26.09         16.38

             FISCAL 2000

             First Quarter                $29.19        $18.69
             Second Quarter                34.06         21.25
             Third Quarter                 49.38         28.56
             Fourth Quarter                79.75         38.31

        All Flextronics share prices have been adjusted to give effect to two-for-one stock splits by means of bonus issues, the Singapore equivalent of a stock dividend, paid on January 11, 1999 and December 22, 1999.

        On June 1, 2000, there were 2,094 holders of record of our ordinary shares and the closing sale price of the ordinary shares on the Nasdaq National Market was $62.875 per share.

DIVIDENDS

        Since inception, we have not declared or paid any cash dividends on our ordinary shares, and our bank credit facility prohibits the payment of cash dividends without the lenders' prior consent. The terms of our outstanding senior subordinated notes also restrict our ability to pay cash dividends. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." We anticipate that all earnings in the foreseeable future will be retained to finance the continuing development of our business.

TAXATION

        This summary of Singapore and U.S. tax considerations is based on current law and is provided for general information. The discussion does not purport to deal with all aspects of taxation that may be relevant to particular shareholders in light of their investment or tax circumstances, or to certain types of shareholders (including insurance companies, tax-exempt organizations, regulated investment companies, financial institutions or broker-dealers, and shareholders that are not U.S. shareholders subject to special treatment under the U.S. federal income tax laws. Such shareholders should consult their own tax advisors regarding the particular tax consequences to such shareholders of any investment in our ordinary shares.

     INCOME TAXATION UNDER SINGAPORE LAW

        Under current provisions of the Income Tax Act, Chapter 134 of Singapore, corporate profits are taxed at a rate equal to 25.5%. Under Singapore's taxation system, the tax paid by a company is deemed paid by its shareholders. Thus, the shareholders receive dividends net of the tax paid by Flextronics. Dividends received by either a resident or a nonresident of Singapore are not subject to withholding tax. Shareholders are taxed on the gross amount of dividends

(meaning the cash amount of the dividend plus the amount of corporate tax paid by Flextronics). The tax paid by Flextronics will be available to shareholders as a tax credit to offset the Singapore income tax liability on their overall income (including the gross amount of dividends). No tax treaty currently exists between the Republic of Singapore and the U.S.

        Under current Singapore tax law there is no tax on capital gains, and, thus, any profits from the disposal of shares are not taxable in Singapore unless the vendor is regarded as carrying on a trade in shares in Singapore (in which case, the disposal profits would be taxable as trade profits rather than capital gains).

        There is no stamp duty payable in respect of the holding and disposition of shares. No duty is payable on the acquisition of new shares. Where existing shares are acquired in Singapore, stamp duty is payable on the instrument of transfer of the shares at the rate of S$2 for every S$1,000 of the market value of the shares. The stamp duty is borne by the purchaser unless there is an agreement to the contrary. Where the instrument of transfer is executed outside of Singapore, stamp duty must be paid if the instrument of transfer is received in Singapore. Under Article 22 (iii) of our Articles of Association, our directors are authorized to refuse to register a transfer unless the instrument of transfer has been duly stamped.

INCOME TAXATION UNDER UNITED STATES LAW

        Individual shareholders that are U.S. citizens or resident aliens (as defined in Section 7701(b) of the Internal Revenue Code of 1986), corporations or partnerships or other entities created or organized under the laws of the United States, or any political subdivision thereof, an estate the income of which is subject is subject to U.S. federal income taxation regardless of its source or a trust which is subject to the supervision of a court within the United States and the control of section 7701(b)(30) of the Internal Revenue Code will, upon the sale or exchange of a share, recognize gain or loss for U.S. income tax purposes in an amount equal to the difference between the amount realized and the U.S. shareholder's tax basis in such a share. If paid in currency other than U.S. dollars, certain currency translation rules will apply to determine the U.S. dollar amount realized. Such gain or loss will be capital gain or loss if the share was a capital asset in the hands of the U.S. shareholder and will be short-term capital gain or loss if the share has been held for not more than one year, mid-term capital gain or loss if the share has been held for more than one year but not more than eighteen months and, long-term capital gain or loss if the share has been held for more than eighteen months. If a U.S. shareholder receives any currency other than U.S. dollars on the sale of a share, such U.S. shareholder may recognize ordinary income or loss as a result of currency fluctuations between the date of such sale and the date such sale proceeds are converted into U.S. dollars.

        U.S. shareholders will be required to report as income for U.S. income tax purposes the amount of any dividend received from us to the extent paid out of our current or accumulated earnings and profits, as determined under current U.S. income tax principles. If over 50% of our stock (by vote or value) were owned by U.S. shareholders who individually held 10% or more of our voting stock, such U.S. shareholders potentially would be required to include in income a portion or all of their pro rata share of our and our non-U.S. subsidiaries' earnings and profits. Certain attribution rules apply in this regard. If 50% or more of our assets during a taxable year produced or were held for the production of passive income, as defined in section 1297(b) of the Code (e.g., certain forms of dividends, interest and royalties), or 75% or more of our gross income for a taxable year was passive income, adverse U.S. tax consequences could result to U.S. shareholders. As of March 31, 2000, we were not aware of any U.S. shareholder who individually held 10% or more of our voting stock.

        Shareholders that are not U.S. shareholders will not be required to report for U.S. federal income tax purposes the amount of any dividend received from us. Non-U.S. shareholders, upon the sale or exchange of a share, would not be required to recognize gain or loss for U.S. federal income tax purposes.

ESTATE TAXATION

        In the case of an individual who is not domiciled in Singapore, a Singapore estate tax is imposed on the value of all movable and immovable properties situated in Singapore. Our shares are considered to be situated in Singapore. Thus, an individual shareholder who is not domiciled in Singapore at the time of his or her death will be subject to Singapore estate tax on the value of any such shares held by the individual upon the individual's death. Such a shareholder will be required to pay Singapore estate tax to the extent that the value of the shares (or in aggregate with any other assets subject to Singapore estate tax) exceeds S$600,000. Any such excess will be taxed at a rate equal to 5% on the first S$12,000,000 of the individual's Singapore chargeable assets and thereafter at a rate equal to 10%. An individual shareholder who is a U.S. citizen or resident (for U.S. estate tax purposes) also will have the value of the shares included in the individual's gross estate for U.S. estate tax purposes. An individual shareholder generally will be entitled to a tax credit against the shareholder's U.S. estate tax to the extent the individual shareholder actually pays Singapore estate tax on the value of the shares; however, such tax credit is generally limited to the percentage of the U.S. estate tax attributable to the inclusion of the value of the shares included in the shareholder's gross estate for U.S. estate tax purposes, adjusted further by a pro rata apportionment of available exemptions. Individuals who are domiciled in Singapore should consult their own tax advisors regarding the Singapore estate tax consequences of their investment.

ITEM 6. SELECTED FINANCIAL DATA

       The following selected financial data includes for all periods presented the results of operations and balance sheet of PCB Assembly, Inc. and Kyrel EMS Oyj, which we acquired in March 2000 and July 1999, respectively, in transactions accounted for as a pooling-of-interests. These historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.


                                                                    FISCAL YEAR ENDED MARCH 31,
                                      ---------------------------------------------------------------------------------------
                                         1996                1997               1998                1999             2000
                                      ----------          ----------         ----------         ----------         ----------
                                                               (In thousands, except per share amounts)
Net sales ........................    $  840,450          $  902,104         $1,335,762         $2,233,208         $4,307,193
Cost of sales ....................       758,438             820,497          1,216,588          2,053,471          4,004,626
Unusual charges ..................         1,254(1)            5,868(2)           8,869(3)           3,361(4)              --
                                      ----------          ----------         ----------         ----------         ----------
Gross profit .....................        80,758              75,739            110,305            176,376            302,567
Selling, general and
  administrative .................        37,255              41,785             62,260             81,597            135,540
Goodwill and intangible
  amortization ...................         1,296               2,651              3,663              3,664              6,782
Acquired in-process research and
  development ....................        29,000(1)               --                 --              2,000(4)              --
Merger-related expenses ..........            --                  --              7,415(3)              --              3,523(5)
Interest and other expense, net ..         4,956               7,749             12,213             20,600             20,300
                                      ----------          ----------         ----------         ----------         ----------
Income before provision for
 income taxes ....................         8,251              23,554             24,754             68,515            136,422
Provision for income taxes .......         8,693               3,175              2,318              7,632             15,507
                                      ----------          ----------         ----------         ----------         ----------
Net income (loss) ................    $     (442)         $   20,379         $   22,436         $   60,883         $  120,915
                                      ==========          ==========         ==========         ==========         ==========
Diluted net income (loss)
  per share(6) ...................    $    (0.01)         $     0.28         $     0.28         $     0.63         $     1.02
                                      ==========          ==========         ==========         ==========         ==========
Weighted average ordinary
  shares and equivalents
  outstanding - diluted(6) .......        66,473              74,041             81,117             97,055            118,274


                                                                          AS OF MARCH 31,
                                      ---------------------------------------------------------------------------------------
                                         1996                1997               1998               1999               2000
                                      ----------          ----------         ----------         ----------         ----------
                                                                            (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working Capital (deficit) ........    $   39,354          $   (8,319)        $  140,751         $  256,857         $1,043,091
Total assets .....................       400,130             518,899            821,898          1,296,640          3,087,082
Long-term debt and capital
  leases, excluding current
  portion ........................        38,407              32,623            192,418            219,995            214,727
Shareholders' equity .............       112,843             133,912            246,217            500,046          1,593,242



(1) In fiscal 1996, we wrote off $29.0 million of in-process research and development associated with the acquisition of Astron and also recorded charges totaling $1.3 million for costs associated with the closing of one of our Malaysian plants and our Shekou, China operations.

(2) In fiscal 1997, we incurred plant closing expenses aggregating $5.9 million in connection with closing our manufacturing facility in Texas, downsizing manufacturing operations in Singapore, the write-off of excess equipment and severance obligations at our semiconductor fabrication operations.

(3) In fiscal 1998, we incurred plant closing expenses aggregating $8.9 million in connection with closing our manufacturing facility in Wales, UK. The Company also incurred $7.4 million of merger-related costs as a result of the acquisitions of Neutronics, DTM, Energipilot, Altatron and Conexao in fiscal 1998.

(4) In fiscal 1999, we incurred plant closing expenses aggregating $3.4 million in connection with consolidating our manufacturing facilities in Hong Kong after the acquisition of ACL and restructuring some of our U.S. manufacturing facilities. The Company also wrote off $2.0 million of in-process research and development associated with the acquisition of ACL.

(5) In fiscal 2000, we incurred $3.5 million merger-related costs as a result of the acquisitions of Kyrel and PCB.

(6) We set a record date of December 8, 1999 for a two-for-one stock split to be effected as a bonus issue (the Singapore equivalent of a stock dividend). The distribution of ordinary shares occurred on December 22, 1999. This stock dividend has been reflected in our financial statements for all periods presented unless otherwise noted. All share and per share amounts have been retroactively restated to reflect the stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the supplemental consolidated financial statements and the related notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

BUSINESS ACQUISITIONS AND PURCHASE OF ASSETS

        We have actively pursued acquisitions to expand our geographic presence, enhance our product and service offerings and diversify our customer base. An increasing number of original equipment manufacturers (OEMs) are outsourcing and divesting their manufacturing operations as an integral part of their manufacturing strategy. We intend to selectively pursue OEM divestitures and other strategic acquisition opportunities, which we believe could favorably impact our profitability. See "Item 1 - Business - Risk Factors - We may encounter difficulties with acquisitions, which could harm our business".

        We have completed a number of business combinations. The accompanying consolidated financial statements have been restated for all periods presented to reflect the pooling-of-interests mergers with Kyrel EMS Oyj and PCB Assembly, Inc. Additionally, we have completed a number of other immaterial pooling-of-interests transactions. Prior period statements have not been restated for these immaterial pooling-of-interests transactions. We have also made a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis. These business combinations are summarized as follows:

                                                                       APPROXIMATE
 DATE             ACQUIRED COMPANY          ACCOUNTING METHOD          CONSIDERATION             LOCATION(s)
 ----             ----------------          -----------------          -------------             -----------
Mar-00      PCB Assembly, Inc.(1)         Pooling-of-interests    1,084,566 ordinary       Sunnyvale, California
                                                                  shares

Mar-00      Purchased remaining 10%       Purchase                $3.0 million cash        Shenzhen, China
            interest in FICO Investment
            Holdings Ltd(3)

Feb-00      Vastbright PCB Co. Ltd.       Purchase                $18.0 million cash       Zhuhai, China
            ("Vastbright") (2)

Nov-99      Circuit Board Assemblers,     Pooling-of-interests    559,098 ordinary shares  Research Triangle
            Inc. ("CBA") (1) EMC                                                           Park, North Carolina
            International, Inc.
            ("EMC)(1), Newport
            Technology(1), and
            Summit Manufacturing (1)

Jul-99      Kyrel EMS Oyj(1)              Pooling-of-interests    3,643,610 ordinary       Two facilities in
                                                                  shares                   Finland and one in
                                                                                           Lunerville, France

Mar-99      Advanced Component Labs HK    Purchase                $15.0 million cash       Zhuhai, China
            Ltd. ("ACL") (2)

Mar-99      Increased ownership of FICO   Purchase                $7.2 million cash,$3.0   Shenzhen, China
            Investment Holdings Ltd to                            million in 2%
            90%(3)                                                promissory notes, and
                                                                  255,700 ordinary shares

Mar-98      Conexao Informatica Ltda.     Pooling-of-interests    1,686,372 ordinary       Sao Paulo, Brazil
            (1)                                                   shares

Mar-98      Altatron, Inc. (1)            Pooling-of-interests    3,154,600 ordinary       Freemont, California
                                                                  shares

Dec-97      DTM Products, Inc. (3)        Pooling-of-interests    1,009,876 ordinary       Boulder, Colorado
                                                                  shares

Dec-97      Energipilot AB(4)             Pooling-of-interests    919,960 ordinary shares  Stockholm, Sweden

Oct-97      Neutronics(1)                 Pooling-of-interests    11,224,000 ordinary      Althofen, Austria;
                                                                  shares                   Tab, Sarvar and
                                                                                           Zalaegerszeg, Hungary

---------------

(1) Provides electronics design, assembly and test services.

(2) Manufactures advanced technology printed circuit boards.

(3) Manufactures injection molded plastics.

(4) Provides cable assembly and engineering services.

        Additionally, we have purchased manufacturing facilities and related assets from customers and simultaneously entered into manufacturing agreements to provide electronics design, assembly and test services to these customers. The transactions were accounted for as a purchase of assets and the purchase price has been allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition.

                                              APPROXIMATE
 DATE             CUSTOMER                    CONSIDERATION      FACILITY LOCATION(s)
 ----             --------                    -------------      --------------------
Mar-00     Cabletron Systems Inc.             $89.4 million      Rochester, New Hampshire and
                                                                 Limerick, Ireland

Jan-00     Fujitsu Siemens                    $69.7 million      Paderborn, Germany

Jun-99     Ericsson                           $39.4 million      Visby, Sweden

May-99     ABB Automation Products            $24.5 million      Vasteras, Sweden

        Subsequent to March 31, 2000, we completed two pooling-of-interests mergers. On April 3, 2000, we merged with The DII Group, Inc. through a tax-free, stock-for-stock exchange. The DII Group is a leading provider of electronics manufacturing and design services, operating through a global operations network in the Americas, Asia/Pacific and Europe. As a result of the merger, we issued 62,768,139 ordinary shares for all of the outstanding shares of common stock of the DII Group, based upon the exchange ratio of 1.61 Flextronics ordinary shares for each share of DII common stock, resulting in current DII shareholders owning approximately 33% of the combined company.

        On April 7, 2000, we merged with Palo Alto Products
International Pte. Ltd., an enclosure design and plastic molding company with operations in Taiwan, Thailand and the United States, by exchanging 3,618,374 ordinary shares of Flextronics for the outstanding shares of Palo Alto Products International Pte. Ltd.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

                                                       FISCAL YEAR ENDED
                                                           MARCH 31
                                                   --------------------------
                                                    1998      1999      2000
                                                   ------    ------    ------
  Net sales ...................................     100.0     100.0     100.0
  Cost of sales ...............................      91.1      92.0      93.0
  Unusual charges .............................       0.6       0.1        --
                                                   ------    ------    ------
     Gross margin .............................       8.3       7.9       7.0
  Selling, general and administrative .........       4.7       3.7       3.1
  Goodwill and intangible amortization ........       0.3       0.2       0.2
  Acquired in-process research and
  development .................................        --       0.1        --
  Merger-related expenses .....................       0.5        --       0.1
  Interest and other expense, net .............       0.9       0.9       0.4
                                                   ------    ------    ------
     Income before income taxes ...............       1.9       3.0       3.2
  Provision for income taxes ..................       0.2       0.3       0.4
                                                   ------    ------    ------
  Net income ..................................       1.7       2.7       2.8
                                                   ======    ======    ======

        NET SALES

        We derive our net sales from our wide range of service offerings including product design, printed circuit board assembly and fabrication, material procurement, inventory management, plastic injection molding, final system assembly and test, packaging and distribution.

        Net sales for fiscal 2000 increased 92.9% to $4.3 billion from $2.2 billion in fiscal 1999. The increase in sales for fiscal 2000 was primarily the result of our ability to continue to expand sales to new customers worldwide as well as expanding sales to our existing customer base and, to a lesser extent, the incremental revenue associated with the purchases of several manufacturing facilities and related assets during fiscal 2000. During fiscal 2000, our five largest customers accounted for approximately 54% of net sales, with Ericsson, Philips and Cisco accounting for approximately 15%, 13% and 12%, respectively.

        Net sales for fiscal 1999 increased 67.2% to $2.2 billion from $1.3 billion in fiscal 1998. The increase in sales for fiscal 1999 was primarily due to expanding sales to existing customers and, to a lesser extent, sales to new customers. In fiscal 1999, our five largest customers accounted for approximately 54% of net sales, with Philips, Ericsson and Cisco accounting for approximately 15%, 13% and 10%, respectively.


        GROSS PROFIT

        Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. See "Item 1-Business - Risk Factors".

        Gross margin decreased to 7.0% for fiscal 2000 from 7.9% in fiscal 1999. Excluding unusual pre-tax charges of $3.4 million in fiscal 1999, gross margin decreased from 8.0% in fiscal 1999 to 7.0% in fiscal 2000. Gross margin decreased to 7.9% for fiscal 1999 from 8.3% in fiscal 1998. Excluding unusual pretax charges of $3.4 million and $8.9 million in fiscal 1999 and 1998, respectively, gross margin decreased from 8.9% in fiscal 1998 to 8% in fiscal 1999. Gross profit in each fiscal year was adversely affected by several factors, including costs associated with expanding are facilities, costs associated with the startup of new customers and projects which typically carry higher levels of under absorbed manufacturing overhead costs until the projects reach higher volume production, and changes in product mix to higher volume projects, which typically have a lower gross margin.

        Increased mix of products that have relatively high material costs as a percentage of total unit costs can adversely affect our gross margins. We believe that this and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

        UNUSUAL CHARGES

        We recognized unusual pre-tax charges of $3.4 million in fiscal 1999, comprised of $2.2 million relating to the costs of consolidating our four manufacturing and administrative facilities in Hong Kong and $1.2 million relating to the consolidation of certain U.S. facilities. This charge was comprised of $1.5 million for the reduction of certain personnel due to consolidation of certain operations, $1.5 million for the write-off of equipment and assets related to the operations we have exited, and $0.4 million related to the consolidation of facilities. In connection with the provision for excess facilities, we have terminated approximately 250 employees. The consolidation of facilities was substantially completed in November 1999.

        We recognized unusual pre-tax charges of $8.9 million in fiscal 1998 relating to the costs incurred in closing the Wales, United Kingdom facility. This charge consists primarily of the write-off of goodwill and intangible assets of $3.8 million, $2.4 million of severance payments, $1.6 million for reimbursement of government grants, and $1.1 million for costs associated with the disposal of the factory. This closure is a result of our acquisition of Altatron, which resulted in duplicative facilities in the United Kingdom. See
Note 9 of Notes to Consolidated Financial Statements.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses, or SG&A, for fiscal 2000 increased to $135.5 million from $81.6 million in fiscal 1999 but decreased as a percentage of net sales to 3.1% in fiscal 2000 from 3.7% in fiscal 1999. SG&A expenses for fiscal 1999 increased to $81.6 million from $62.3 million in fiscal 1998 but decreased as a percentage of net sales to 3.7% in fiscal 1999 from 4.7% in fiscal 1998. The dollar increase in SG&A expenses for each fiscal year was primarily due to continued investment in infrastructure such as sales, marketing, supply-chain management and other related corporate and administrative expenses as well as information systems necessary to support the expansion of our business. The decline in SG&A expenses as a percentage of each fiscal year's net sales reflects our continued focus on controlling operating expenses relative to sales growth and gross margin levels.

        GOODWILL AND INTANGIBLE ASSETS AMORTIZATION

        Goodwill and intangible assets are amortized on a straight-line basis over the estimated life of the benefits received, which ranges from three to twenty-five years.

        Goodwill and intangible assets amortization in fiscal 2000 increased to $6.8 million from $3.7 million in fiscal 1999. This increase is primarily the result of the Vastbright and Fujitsu Siemens acquisitions in fiscal 2000 and acquisitions of ACL and an additional 50% equity interest in FICO in March 1999.

        Goodwill and intangible assets amortization in fiscal 1999 was unchanged at $3.7 million from fiscal 1998 as there were no increases to goodwill or intangible assets during fiscal 1999, except for the FICO and ACL acquisitions which were completed in late March 1999.

        ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

        Based on an independent valuation of certain of the assets of ACL and other factors, we determined that the purchase price of ACL included in-process research and development costs totaling $2.0 million which had not reached technological feasibility and had no probable alternative future use. Accordingly, we wrote-off $2.0 million of in-process research and development in fiscal 1999.

        MERGER EXPENSES

        In fiscal 2000, we incurred merger-related expenses of $3.5 million associated with the pooling-of-interests acquisitions of Kyrel and PCB. The merger expenses consisted of a transfer tax of $1.7 million, approximately $0.4 million of investment banking fees and approximately $1.4 million of legal and accounting fees.

        In fiscal 1998, we incurred $7.4 million of merger expenses associated with the acquisitions of Neutronics, EnergiPilot, DTM, Altatron and Conexao. The Neutronics merger expenses included $2.2 million in cost associated with the cancellation of Neutronics's public offering and $0.9 million in other legal and accounting fees. The remaining $4.3 million consists of a $3.1 million brokerage and finder's fees incurred in the Altatron acquisition and $1.2 million in legal and accounting fees for all of the fiscal 1998 acquisitions.

        INTEREST AND OTHER EXPENSE, NET

        Interest and other expense, net decreased to $20.3 million in fiscal 2000 from $20.6 million in fiscal 1999. The following table sets forth information concerning the components of interest and other expense.

                                                                  FISCAL YEAR ENDED
                                                                      MARCH 31
                                                    ----------------------------------------------
                                                       1998             1999             2000
                                                    ---------        ------------     ---------
                                                                    (IN THOUSANDS)
Interest expense ...............................    $ (17,964)       $ (22,891)       $ (33,351)
Interest income ................................        2,919            5,494           16,770
Foreign exchange gain (loss) ...................        1,221           (5,068)          (1,056)
Equity in earnings of associated
  companies ....................................        1,194            1,036                --
Minority interest ..............................         (356)          (1,319)          (2,154)
Other income (expense) net .....................          773            2,148             (509)
                                                    ---------        ---------        ---------
Total interest and other expense, net ..........    $ (12,213)       $ (20,600)       $ (20,300)
                                                    =========        =========        =========

        Net interest expense decreased to $16.6 million in fiscal 2000 from $17.4 million in fiscal 1999. The decrease was attributable to the increase in interest income from our equity offering proceeds invested in money market funds and corporate debt securities offset by increased bank borrowings to finance our capital expenditures, expansion of various facilities and purchases of manufacturing assets. Fiscal 2000 net interest expense includes accelerated amortization of approximately $1.0 million in bank arrangement fees associated with termination of a credit facility.

        Net interest expense increased to $17.4 million in fiscal 1999 from $15.0 million in fiscal 1998. The increase was primarily due to increased bank borrowings to finance capital expenditures and expansion of our facilities in Sweden, Hungary, Mexico and China.

        In fiscal 2000, there was $1.1 million of foreign exchange loss compared to $5.1 million foreign exchange loss in fiscal 1999. The foreign exchange loss in fiscal 2000 mainly relates to net non-functional currency monetary liabilities in Austria, Finland and Hungary. Foreign exchange loss increased to $5.1 million from a foreign exchange gain of $1.2 million in fiscal 1998. The foreign exchange loss in fiscal 1999 mainly relates to net non-functional currency monetary liabilities in Austria, Finland, Brazil and Hungary. The foreign exchange gain in fiscal 1998 was mainly due to the strengthening of the U.S. dollar against Asian currencies. See Note 2 of Notes to Consolidated Financial Statements.

        Equity in earnings of associated companies for fiscal 2000 was nil as compared to $1.0 million in fiscal 1999. This decrease is the result of our having increased our ownership of FICO to 100% by acquiring an additional 50% of its equity interests in March 1999 and the remaining 10% in March 2000. Prior to the increased ownership, we accounted for this investment according to the equity method of accounting, and as a result did not recognize revenue from sales by FICO but, based on our ownership interest, recognized 40% of the net income or loss of the associated company.

        Equity in earnings of associated companies for fiscal 1999 remained relatively unchanged at $1.0 million versus $1.2 million in fiscal 1998. The equity in earnings of associated companies resulted primarily from our previous 40% investment in FICO and, to a lesser extent, certain minority investments of Neutronics.

        Minority interest expense for fiscal 2000 and fiscal 1999 was comprised primarily of the 8% minority interest in Neutronics and 10% minority interest in FICO not acquired by us in March 1999.

        Minority interest expense for fiscal 1998 was comprised primarily of the 8% minority interest in Neutronics not acquired by us in October 1997 and the 4.1% minority interest in Ecoplast, a subsidiary of Neutronics held by a third party.

        Other income (expense), net decreased from $2.1 million of net other income in fiscal 1999 to $0.5 million of net other expense in fiscal 2000. The other expense in fiscal 2000 was comprised mainly of a loss on disposal of fixed assets in Hungary offset by compensation received in a settlement of a claim. The other income in fiscal 1999 comprised mainly of gain from disposal of land in Mexico.

        PROVISION FOR INCOME TAXES

        Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. See Note 7 of Notes to Consolidated Financial Statements.

        The consolidated effective tax rate for a particular year will vary depending on the mix of earnings, operating loss carryforwards, income tax credits, and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. The Company's consolidated effective tax rate was 11.4% for fiscal year 2000 compared to 11.1% for fiscal year 1999. The slight increase in the effective tax rate was due primarily to the expansion of operations and increase in profitability in countries with higher tax rates.

BACKLOG

        Although we obtain firm purchase orders from our customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2000 we had cash and cash equivalents balances totaling $618.6 million, total bank and other debts amounting to $485.6 million and $63.0 million available for borrowing under our credit facilities subject to compliance with certain financial ratios.

        Cash used by operating activities was $67.4 million in fiscal 2000 compared to cash provided by operating activities of $58.1 million and $55.7 million in fiscal 1999 and 1998, respectively. Cash provided by operating activities decreased in fiscal 2000 from fiscal 1999 because of increases in accounts receivable, inventories and other current assets, offset by increases in net income, depreciation and amortization and accounts payable. Cash provided by operating activities increased in fiscal 1999 from fiscal 1998 due to an increase in net income, depreciation and amortization and accounts payable, partially offset by increases in accounts receivables and inventories.

        Accounts receivable, net of allowance for doubtful accounts, increased to $635.0 million at March 31, 2000 from $302.4 million at March 31, 1999. The increase in accounts receivable was primarily due to an increase of 92.9% in sales in fiscal 2000.

        Inventories increased to $840.6 million at March 31, 2000 from $250.4 million at March 31, 1999. The increase in inventories was primarily the result of increased purchases of materials to support the growing sales, combined with the inventory acquired in connection with the manufacturing facility purchases in the fourth quarter of fiscal 2000.

        Cash used in investing activities was $572.2 million, $222.4 million and $110.1 million in fiscal 2000, 1999 and 1998, respectively. Cash used in investing activities in fiscal 2000 were primarily related to:

           - $250.4 million of capital expenditures to purchase equipment and continued expansion of our manufacturing facilities in Brazil, China, Hungary, Mexico, United States and Sweden;

           - $230.0 million for purchases of manufacturing facilities and related asset purchases during fiscal 2000;

           - $26.8 million for the acquisition of Vastbright, FICO and other immaterial acquisitions;

           - $20.2 million for minority investment in the stocks of various technology companies in software and related industries, and;

           -   $75.0 million of funding for a loan to another company.

        Cash used in investing activities in fiscal 1999 were primarily related to:

           - $165.9 million of capital expenditures to purchase equipment and continued expansion of our manufacturing facilities in Brazil, China, Hungary, Mexico, United States and Sweden;

           -   $22.2 million for acquisition of ACL and FICO

           - $24.0 million of contingent purchase price adjustments (earn-out payments) relating to the acquisition of Astron, which occurred in fiscal 1996; and

           - $17.8 million for minority investment in the stocks of various technology companies in software and related industries.

        Cash provided by financing activities was $1,070.4 million, $259.0 million and $130.0 million in fiscal 2000, 1999, and 1998, respectively. Cash provided by financing activities in fiscal 2000 were primarily related to the completion of our two public stock offerings. In February 2000, we sold a total of 8.6 million ordinary shares at a price of $59.00 per share resulting in net proceeds to us of approximately $494.1 million. In October 1999, we sold a total of 13.8 million ordinary shares at a price of $33.84 per share resulting in net proceeds to us of approximately $448.9 million. Additionally, cash provided by financing activities in fiscal 2000 resulted from

           - $131.1 million of net proceeds from bank borrowings, capital leases, and long-term debts;

           - $19.8 million in proceeds from stock issued under our stock plans; offset by

           -   $23.5 million of dividends paid to former PCB shareholders.

        Cash provided by financing activities in fiscal 1999 resulted primarily from our equity offering of 10.8 million ordinary shares in December 1998 with net proceeds of $194.0 million. Additionally, cash provided by financing activities in fiscal 1999 resulted from:

           - $58.8 million of net proceeds from bank borrowings, capital leases and long-term debts;

           - $12.6 million in proceeds from stock issued under our stock plans; offset by

           -   $6.4 million of dividends paid to former PCB shareholders.

        In October 1999, we entered into a credit facility with a syndicate of banks, providing for revolving credit borrowings by us and a number of our subsidiaries of up to $200.0 million. As of March 31, 2000, there were $137.0 million in borrowings outstanding under this facility and the weighted-average interest rate for these borrowings was 6.87%. We were in compliance with all loan covenants at March 31, 2000.

        On April 3, 2000, we replaced our $200.0 million credit facility and a DII credit facility of $210.0 million (other than purchase money debt and capitalized leases) with a $500.0 million credit facility with a syndicate of domestic and foreign banks. This new credit facility consists of two separate credit agreements, one providing for up to $150.0 million principal amount of revolving credit loans to ourselves and designated subsidiaries and one providing for up to $350.0 million principal amount of revolving credit loans to our United States subsidiary. Both agreements are split equally between a 364-day facility and a three-year facility. At the maturity of the 364-day facility, outstanding borrowings under that facility may be converted into one-year term loans. Borrowings under the credit facility bear interest, at our option, at either the agent's base rate or the LIBOR Rate (as defined in the credit facility) plus a margin for LIBOR loans ranging between 0.625% and 1.75%, based on our ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). The credit facility is secured by a pledge of stock of certain of our subsidiaries.

        The credit facility contains covenants that restrict our ability to (1) incur secured debt (other than purchase money debt and capitalized leases), (2) incur liens on our property, (3) make dispositions of assets, and (4) make investments in companies that are not our subsidiaries. The credit facility also prohibits us from paying dividends. The credit facility also requires that we maintain a maximum ratio of total indebtedness in EBITDA, and maintain a minimum ratio of EBITDA to the sum of our net interest expense plus the current portion of our long-term debt and a specified portion of certain other debt.

        We plan to increase the size of our credit facility, or enter into additional credit facilities, to fund anticipated growth in our operations. We cannot provide any assurances that we will be able to complete any such transaction, or as to its potential terms. In addition, we maintain smaller credit facilities for a number of our non-U.S. subsidiaries, typically on an uncommitted basis. We have also entered into relationships with financial institutions for the sale of accounts receivable, and for leasing transactions.

        On June 6, 2000, we entered into a $50.0 million senior note agreement with Bank of America, N.A., as lender. We plan to replace the senior note agreement with a new senior note agreement to increase availability to up to $200.0 million. We intend to use borrowings under these agreements for general corporate purposes. We cannot provide any assurances that we will be able to complete this transaction, or as to its potential terms.

        In the first fiscal quarter of 2001, we announced our intentions to purchase the manufacturing facilities and related assets from Ascom Business Systems AG located in Solothurn, Switzerland and Bosch Telecom GmbH in Pandrup, Denmark, as well as acquire Uniskor, Ltd., located in Israel. The expected aggregate cost for the purchases of the manufacturing and business combinations are expected to aggregate to $178.0 million.

        We anticipate that our working capital requirements and capital expenditures will continue to increase in order to support the anticipated continued growth in our operations. In addition to our anticipated manufacturing facility purchases, we anticipate incurring significant capital expenditures and operating lease commitments in order to support our anticipated expansions of our industrial parks in China, Hungary, Mexico, Brazil, and Poland. We intend to continue our acquisition strategy and it is possible that future acquisitions may be significant. Future liquidity needs will also depend on fluctuations in levels of inventory, the timing of expenditures by us on new equipment, the extent to which we utilize operating leases for the new facilities and equipment, levels of our shipments and changes in volumes of customer orders.

     Historically, we have funded our operations from the proceeds of public offerings of equity securities and debt offerings, cash and cash equivalents generated from operations, bank debt, sales of accounts receivable and lease financings of capital equipment. We recently announced plans to effect an underwritten public offering of 5,500,000 ordinary shares. We are also planning a private offering of senior subordinated notes to qualified institutional buyers for an aggregate principal amount of approximately $450 million, a portion of which is expected to be denominated in Euros. We cannot assure you that such offerings will be successful or that such offerings will be completed on terms favorable to us. We believe that our existing cash balances, together with anticipated cash flows from operations, borrowings available under our credit facility and our net proceeds from our planned public equity offering and private offering of senior subordinated notes will be sufficient to fund our operations for at least the next twelve months. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. Such financings and other transactions may not be available on terms acceptable to us or at all.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2000, the outstanding amount in the investment portfolio was $398.7 million, with an average maturity of 34 days and an average return of 5.84%.

        We also have exposure to interest rate risk with certain variable rate lines of credit. These credit lines are located throughout the world and are based on a spread over that country's inter-bank offering rate. We primarily enter into debt obligations to support general corporate purposes including capital expenditures, acquisitions and working capital needs. As of March 31, 2000, the outstanding short-term debt, including capitalized leases was $270.9 million. The following table presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. The variable interest rate for future years assumes the same rate as March 31, 2000.

                                                  EXPECTED FISCAL YEAR OF MATURITY
                             ---------------------------------------------------------------------------
DEBT                           2001         2002      2003        2004      2005    THEREAFTER    TOTAL
----                         --------     -------    -------    -------    -------  ----------   -------
                                                          (DOLLARS IN THOUSANDS)
Sr. Subordinated Notes             --          --         --         --         --    150,000    150,000
   Average Interest Rate        8.75%       8.75%      8.75%      8.75%      8.75%      8.75%      8.75%

Fixed Rate                     27,292      17,160     12,554      7,018      1,112      6,657     71,793
   Average Interest Rate         7.5%        8.4%       7.5%       7.8%       8.6%       9.0%       7.9%

Variable Rate                 243,559       4,409      4,037      9,688        720      1,372    263,785
   Average Interest Rate         5.7%        3.5%       3.9%       5.7%       2.9%       6.6%       5.6%

FOREIGN CURRENCY EXCHANGE RISK

        We transact business in various foreign countries. We manage our foreign currency exposure by borrowing in various foreign currencies and by entering into foreign exchange forward contracts only with respect to transaction exposure. Our policy is to maintain a fully hedged position for all certain, known transactions exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the functional unit of the operating entity. We will first evaluate and, to the extent possible, use non-financial techniques, such as currency of invoice, leading and lagging payments, receivable management or local borrowing to reduce transaction exposure before taking steps to minimize remaining exposure with financial instruments. As of March 31, 2000, the total cumulative outstanding amounts of our forward contracts in French Franc, German Deutsche Mark, Japanese Yen, Swedish Kronor and United States Dollar was approximately $43.5 million.

YEAR 2000 COMPLIANCE

     The Year 2000 computer issue refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. We developed a comprehensive Year 2000 project plan to address the issues associated with programming code in existing computer systems as the year 2000 approached. While we have not experience material Year 2000 problems to date, some computer programs may be unable to function and we may experience errors or interruptions due to the Year 2000 problem. Such an uncorrected condition could significantly interfere with the conduct of our business, could result in disruption of our operations, and could subject us to potentially significant legal liabilities. the issues associated with programming code in existing computer systems as the year 2000 approached. While we have not experience material Year 2000 problems to date, some computer programs may be unable to function and we may experience errors or interruptions due to the Year 2000 problem. Such an uncorrected condition could significantly interfere with the conduct of our business, could result in disruption of our operations, and could subject us to potentially significant legal liabilities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Flextronics International Ltd:

        We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (a Singapore company) as of March 31, 1999 and 2000 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                          ARTHUR ANDERSEN LLP

San Jose, California
April 18, 2000

                         FLEXTRONICS INTERNATIONAL LTD.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                   MARCH 31
                                                                                        -------------------------------
                                                                                            1999                2000
                                                                                        -----------         -----------
                                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................        $   194,509         $   618,581
  Accounts receivable, less allowances
    for doubtful accounts of $8,010 and $13,663 as of March 31, 1999
    and 2000, respectively .....................................................            302,364             634,997
  Inventories ..................................................................            250,443             840,590
  Other current assets .........................................................             66,793             204,527
                                                                                        -----------         -----------
          Total current assets .................................................            814,109           2,298,695
                                                                                        -----------         -----------
Property and equipment, net ....................................................            407,353             599,338
Goodwill and other intangibles, net ............................................             38,839              70,714
Other assets ...................................................................             36,339             118,335
                                                                                        -----------         -----------
          Total assets .........................................................        $ 1,296,640         $ 3,087,082
                                                                                        ===========         ===========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank borrowings and current portion of long-term debt ........................        $    83,976         $   254,798
  Capital lease obligations ....................................................             11,475              16,053
  Accounts payable .............................................................            349,530             812,194
  Accrued liabilities ..........................................................            106,295             168,662
  Deferred revenue .............................................................              5,976               3,897
                                                                                        -----------         -----------
          Total current liabilities ............................................            557,252           1,255,604
                                                                                        -----------         -----------
Long-term debt, net of current portion .........................................            188,808             179,297
Capital lease obligations, net of current portion ..............................             31,187              35,430
Deferred income taxes ..........................................................              4,457               4,780
Other long-term liabilities ....................................................             10,868              15,275
Minority interest ..............................................................              4,022               3,454
                                                                                        -----------         -----------
          Total long-term liabilities ..........................................            239,342             238,236
                                                                                        -----------         -----------
Commitments (Note 6)
SHAREHOLDERS' EQUITY:
  Ordinary Shares, S$.01 par value; Authorized -- 250,000,000 shares; issued and outstanding - 100,197,275 and 125,697,596 as of March
     31, 1999 and 2000, respectively ...........................................                626                 773
  Additional paid-in capital ...................................................            425,424           1,391,432
  Retained earnings ............................................................             97,843             192,264
  Accumulated other comprehensive income (loss) ................................            (23,847)              8,773
                                                                                        -----------         -----------
          Total shareholders' equity ...........................................            500,046           1,593,242
                                                                                        -----------         -----------
          Total liabilities and shareholders' equity ...........................        $ 1,296,640         $ 3,087,082
                                                                                        ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED MARCH 31,
                                                      ------------------------------------------
                                                         1998            1999            2000
                                                      ----------      ----------      ----------
Net Sales ......................................      $1,335,762      $2,233,208      $4,307,193
Cost of Sales ..................................       1,216,588       2,053,471       4,004,626
Unusual charges ................................           8,869           3,361              --
                                                      ----------      ----------      ----------
          Gross profit .........................         110,305         176,376         302,567
Selling, general and administrative ............          62,260          81,597         135,540
Goodwill and intangibles amortization ..........           3,663           3,664           6,782
Acquired in-process research and development ...              --           2,000              --
Other expense:
   Merger-related expenses .....................           7,415              --           3,523
   Interest and other expense, net .............          12,213          20,600          20,300
                                                      ----------      ----------      ----------
         Income before income taxes ............          24,754          68,515         136,422
Provision for Income Taxes .....................           2,318           7,632          15,507
                                                      ----------      ----------      ----------
         Net income ............................      $   22,436      $   60,883      $  120,915
                                                      ==========      ==========      ==========

Earnings Per Share:
     Basic .....................................      $     0.29      $     0.66      $     1.11
                                                      ==========      ==========      ==========
     Diluted ...................................      $     0.28      $     0.63      $     1.02
                                                      ==========      ==========      ==========
Shares used for earnings per share:
     Basic .....................................          77,781          91,867         108,827
                                                      ==========      ==========      ==========
     Diluted ...................................          81,117          97,055         118,274
                                                      ==========      ==========      ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                      YEARS ENDED MARCH 31,
                                                            -----------------------------------------
                                                               1998            1999            2000
                                                            ---------       ---------       ---------
Net income ...........................................      $  22,436       $  60,883       $ 120,915
Other comprehensive income (loss):
  Foreign currency translation adjustment ............        (11,307)        (12,024)        (18,301)
  Unrealized gain on available-for-sale securities,
         net of tax ..................................             --              --          50,921
                                                            ---------       ---------       ---------
Comprehensive income .................................      $  11,129       $  48,859       $ 153,535
                                                            =========       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                                             ACCUMULATED OTHER
                                              ORDINARY SHARES      ADDITIONAL                  COMPREHENSIVE        TOTAL
                                             -----------------      PAID-IN       RETAINED         INCOME        SHAREHOLDERS'
                                             SHARES     AMOUNT      CAPITAL       EARNINGS         (LOSS)           EQUITY
                                             ------     ------    -----------    ----------- -----------------   ------------
BALANCE AT MARCH 31, 1997 ..........         70,184    $   452    $   106,310    $    27,666     $      (516)    $   133,912
  Adjustment to conform fiscal year
     of pooled entity ..............             --         --             --         (3,136)             --          (3,136)
  Impact of immaterial pooling-
     of-interests acquisitions .....          6,298         38          9,801         (2,823)             --           7,016
  Exercise of stock options ........          1,039          8          1,940             --              --           1,948
  Sale of shares in public offering,
     net of offering costs .........          8,740         50         96,100             --              --          96,150
  Net income .......................             --         --             --         22,436              --          22,436
  Dividend paid to former Kyrel
     shareholder ...................             --         --             --           (802)             --            (802)
  Foreign currency translation .....             --         --             --             --         (11,307)        (11,307)
                                        -----------    -------    -----------    -----------     -----------     -----------
BALANCE AT MARCH 31, 1998 ..........         86,261        548        214,151         43,341         (11,823)        246,217
  Issuance of ordinary shares for
    acquisition of FICO ............            256          2          4,798             --              --           4,800
  Exercise of stock options ........          2,739         16         11,369             --              --          11,385
  Sale of shares in public offering,
    net of offering costs ..........         10,800         58        193,942             --              --         194,000
  Ordinary shares issued under
     Employee Stock Purchase Plan ..            141          2          1,164             --              --           1,166
  Net income .......................             --         --             --         60,883              --          60,883

  Dividend paid to former PCB
     shareholder ...................             --         --             --         (6,381)             --          (6,381)
  Foreign currency translation .....             --         --             --             --         (12,024)        (12,024)
                                        -----------    -------    -----------    -----------     -----------     -----------
BALANCE AT MARCH 31, 1999 ..........        100,197        626        425,424         97,843         (23,847)        500,046
  Adjustment to conform fiscal year
   of pooled entity ................             --         --             --           (818)             --            (818)
  Impact of immaterial pooling-
   of-interests acquisitions .......            503          4          1,609         (2,162)             --            (549)
  Exercise of stock options ........          2,458         13         17,381             --              --          17,394
  Sale of shares in public offering,
    net of offering costs ..........         22,400        129        942,895             --              --         943,024
  Ordinary shares issued under
     Employee Stock Purchase Plan ..            140          1          2,440             --              --           2,441
  Net income .......................             --         --             --        120,915              --         120,915
  Dividend paid to former PCB
     shareholder ...................             --         --             --        (23,514)             --         (23,514)
  Tax benefit on employee stock
      plans ........................             --         --          1,683             --              --           1,683
  Change in unrealized gain on
     available-for-sale securities .             --         --             --             --          50,921          50,921
  Foreign currency translation .....             --         --             --             --         (18,301)        (18,301)
                                        -----------    -------    -----------    -----------     -----------     -----------
BALANCE AT MARCH 31, 2000 ..........        125,698    $   773    $ 1,391,432    $   192,264     $     8,773     $ 1,593,242
                                        ===========    =======    ===========    ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEARS ENDED MARCH 31,
                                                                    -------------------------------------------
                                                                        1998            1999            2000
                                                                    -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................    $    22,436     $    60,883     $   120,915
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization .............................         35,567          56,438          82,687
     Loss (gain) on sales of equipment .........................             37            (664)          2,751
     Provision for doubtful accounts ...........................          1,850            (423)          7,095
     Provision for inventories .................................          4,096           6,479          32,307
     Equity in earnings of associated companies ................         (1,194)         (1,036)             --
     In-process research and development .......................             --           2,000              --
     Unusual charges ...........................................          8,869           3,361              --
     Minority interest expense and other non-cash expenses .....            871           1,238           5,416
     Changes in operating assets and liabilities (net of
       effect of acquisitions):
          Accounts receivable ..................................        (46,914)       (119,511)       (315,982)
          Inventories ..........................................        (36,559)        (86,630)       (454,556)
          Other current assets .................................        (20,137)        (25,939)        (71,133)
          Accounts payable and accrued liabilities .............         86,481         162,276         530,961
          Deferred revenue .....................................            317             314          (2,292)
          Deferred income taxes ................................             --            (729)         (5,561)
                                                                    -----------     -----------     -----------
Net cash provided by (used in) operating activities ............         55,720          58,057         (67,392)
                                                                    -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..........................       (104,072)       (165,933)       (250,458)
  Proceeds from sale of property and equipment .................          1,622           6,544          28,874
  Investment in associated company .............................         (2,200)             --              --
  Other investments and notes receivable .......................         (3,611)        (17,754)        (95,228)
  Payment for acquired businesses, earnout obligations and
    remaining purchase price related to acquired businesses ....         (6,250)        (24,000)        (26,799)
  Effect of acquisitions on cash ...............................          4,363             379           1,278
  Cash paid for acquired manufacturing operations ..............             --         (22,200)       (229,861)
  Other ........................................................             35             572              --
                                                                    -----------     -----------     -----------
Net cash used in investing activities ..........................       (110,113)       (222,392)       (572,194)
                                                                    -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings and proceeds from long-term debt .............        160,615         190,603         216,561
  Repayment of bank borrowings and long-term debt ..............       (261,420)       (119,817)        (57,096)
  Borrowings from related company ..............................          2,946              --              --
  Repayment of capital lease obligations .......................        (10,152)        (11,957)        (28,411)
  Dividend paid to former shareholders of companies acquired ...           (802)         (6,381)        (23,514)
  Proceeds from exercise of stock options and Employee
    Stock Purchase Plan ........................................          1,948          12,551          19,835
  Payments on notes payable ....................................         (5,000)             --              --
  Net proceeds from issuance of Senior Subordinated Notes ......        145,687              --              --
  Net proceeds from sales of Ordinary Shares ...................         96,150         194,000         943,024
                                                                    -----------     -----------     -----------
Net cash provided by financing activities ......................        129,972         258,999       1,070,399
                                                                    -----------     -----------     -----------
Effect of exchange rate changes ................................         (4,305)         (2,138)         (5,923)
Effect of adjustment to conform fiscal year of pooled
  entities .....................................................            389              --            (818)
                                                                    -----------     -----------     -----------
Increase in cash and cash equivalents ..........................         71,663          92,526         424,072
Cash and cash equivalents, beginning of year ...................         30,320         101,983         194,509
                                                                    -----------     -----------     -----------
Cash and cash equivalents, end of year .........................    $   101,983     $   194,509     $   618,581
                                                                    ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1. ORGANIZATION OF THE COMPANY

        Flextronics International Ltd. ("Flextronics" or the "Company") is incorporated in the Republic of Singapore. Flextronics provides advanced electronics manufacturing services to original equipment manufacturers, or OEMs, primarily in the telecommunications, networking, consumer electronics and computer industries. The Company provides customers with the opportunity to outsource on a global basis, a complete product where the Company takes responsibility for engineering, supply chain management, assembly, integration, test and logistics management. The Company provides complete product design services, including electrical and mechanical, circuit and layout, radio frequency and test development engineering services.

2. SUMMARY OF ACCOUNTING POLICIES

  Principles of consolidation and basis of presentation

        The accompanying consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

        As is more fully described in Note 11, Flextronics acquired 100% of the outstanding shares of PCB Assembly, Inc. ("PCB") and Kyrel EMS Oyj ("Kyrel") in March 2000 and July 1999, respectively. Both acquisitions were accounted for as pooling-of-interests and the consolidated financial statements have been restated to reflect the combined operations of PCB, Kyrel and Flextronics for all periods presented.

        Kyrel operated under a calendar year end prior to merging with Flextronics, and accordingly, Kyrel's statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 have been combined with the corresponding Flextronics consolidated statements for the fiscal years ended March 31, 1999. During fiscal 2000, Kyrel's year-end was changed from December 31 to March 31 to conform to the Company's fiscal year end. Accordingly, Kyrel's operations for the three months ended March 31, 1999, which included net sales of $101.8 million and net loss of $0.8 million have been excluded from the consolidated results of fiscal 2000 and was reported as an adjustment to retained earnings in the first quarter of fiscal 2000.

        PCB operated under the same fiscal year end as Flextronics, and accordingly, PCB's statements of operations, shareholders' equity and cash flows have been combined with the corresponding Flextronics consolidated statements for the fiscal years ended March 31, 2000.

        All dollar amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$).

  Reclassifications

        Certain prior years' balances have been reclassified to conform to the current year's presentation.

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

        The financial position and results of operations of the Company's Swedish, UK, Austrian, Finnish, French, Brazilian and Hungarian subsidiaries are measured using local currency as the functional currency. Accordingly, for these subsidiaries all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses from the translation of these subsidiaries' financial statements are reported as a separate component of shareholders' equity. On January 1, 1999, the Company's Austrian, Finnish, French and Hungarian subsidiaries adopted the Euro as their functional currency.

  Cash, Cash Equivalents and Investments

        All highly liquid investments with a maturity of three months or less at date of purchase are carried at fair market value and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking and money market accounts, commercial paper and certificates of deposit.

        The Company's investments comprise corporate debt securities and public corporate equity securities. Investments with maturities of less than one year are considered short term and are included within Other Current Assets in the Company's balance sheet and carried at fair value. Nearly all investments are held in the Company's name and custodied with major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. At March 31, 2000, substantially all of the Company's investments were classified as available-for-sale. Unrealized holding gains and losses on these investments are included as a separate component of shareholders' equity, net of any related tax effect.

        Cash equivalents and short-term investments are all due within one year and consist of the following (in thousands):

                                                  March 31, 2000
                                ---------------------------------------------------
                                                Gross        Gross        Estimated
                                Amortized    Unrealized    Unrealized        Fair
                                   Cost         Gains        Losses         Value
                                ---------    ----------    ----------     ---------
Money market funds ........      $115,900      $     --      $     --      $115,900
Certificates of deposits ..        32,026            --            --        32,026
Corporate debt securities .       282,781            --            --       282,781
Corporate equity securities        19,563        50,921            --        70,484
                                 --------      --------      --------      --------
                                 $450,270      $ 50,921      $     --      $501,191
                                 ========      ========      ========      ========
Included in cash and cash

 equivalents ..............      $430,707      $     --      $     --      $430,707
Included in other assets ..        19,563        50,921            --        70,484
                                 --------      --------      --------      --------
                                 $450,270      $ 50,921      $     --      $501,191
                                 ========      ========      ========      ========


                                                  March 31, 1999
                                ---------------------------------------------------
                                                 Gross        Gross        Estimated
                                Amortized     Unrealized    Unrealized        Fair
                                   Cost          Gains        Losses         Value
                                ---------     ----------    ----------     ---------
Money market funds ........      $ 42,660      $      --      $     --      $ 42,660
Certificates of deposits ..        41,795             --            --        41,795
Corporate debt securities .        49,504             --            --        49,504
                                 --------      ---------      --------      --------
Included in cash and cash
 equivalents ..............      $133,959      $      --      $     --      $133,959
                                 ========      =========      ========      ========

        There were no sales activities for the fiscal years ended March 31, 2000 and 1999. The Company also has certain investments in non-publicly traded companies. These investments are included within Other Assets in the Company's balance sheet and are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

  Property and equipment

        Property and equipment is stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (two to ten years), with the exception of building leasehold improvements, which are amortized over the life of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following as of March 31 (in thousands):

                                                                 1999            2000
                                                              ---------       ---------
        Machinery and equipment ........................      $ 291,013       $ 396,827
        Land ...........................................         21,229          34,538
        Buildings ......................................        116,458         183,026
        Leasehold improvements .........................         31,389          50,331
        Computer equipment and software ................         36,775          65,456
        Furniture, fixtures and vehicles ...............         45,405          63,658
                                                              ---------       ---------
                                                                542,269         793,836
        Accumulated depreciation and amortization ......       (134,916)       (194,498)
                                                              ---------       ---------
        Property and equipment, net ....................      $ 407,353       $ 599,338
                                                              =========       =========

  Concentration of credit risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily accounts receivable, cash equivalents and investments. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for doubtful accounts based on the outcome of its credit evaluations. The Company maintains cash and cash equivalents with various financial institutions that management believes to be high credit quality. These financial institutions are located in many different locations throughout the world.

        Sales to customers who accounted for more than 10% of net sales were as follows for the years ended March 31:

                                               1998     1999     2000
                                               ----     ----     ----
        Ericsson .........................      21%      13%      15%
        Philips ..........................      10       15       13
        Cisco ............................      --       10       12
        Lucent ...........................      10       --       --

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

        Goodwill and other intangibles were as follows as of March 31 (in thousands):

                                                          1999           2000
                                                        --------       --------
        Goodwill .................................      $ 37,533       $ 75,163
        Other intangibles ........................        13,840         14,971
                                                        --------       --------
                                                          51,373         90,134
        Accumulated amortization .................       (12,534)       (19,420)
                                                        --------       --------
        Goodwill and other intangibles, net ......      $ 38,839       $ 70,714
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

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. As of March 31, the components of inventories are as follows (in thousands):

                                                  1999          2000
                                                --------      --------
        Raw materials ....................      $193,036      $669,187
        Work-in-process ..................        33,204       109,649
        Finished goods ...................        24,203        61,754
                                                --------      --------
                                                $250,443      $840,590
                                                ========      ========

  Accrued liabilities

        Accrued liabilities was comprised of the following as of March 31 (in thousands):

                                                                         1999          2000
                                                                       --------      --------
        Income taxes payable ....................................      $ 11,163      $ 24,557
        Accrued payroll .........................................        40,057        75,151
        Accrued loan interest ...................................         6,200         7,696
        Accrued expenses for excess facilities (see note 9) .....         2,523           931
        Customer deposits .......................................        18,299         3,542
        Sales tax and other tax payable .........................         6,118        15,593
        Other accrued liabilities ...............................        21,935        41,192
                                                                       --------      --------
                                                                       $106,295      $168,662
                                                                       ========      ========

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

  Interest and other expense, net

        Interest and other expense, net was comprised of the following for the years ended March 31 (in thousands):

                                                          1998           1999           2000
                                                        --------       --------       --------
        Interest expense .............................. $(17,964)      $(22,891)      $(33,351)
        Interest income ...............................    2,919          5,494         16,770
        Foreign exchange gain (loss) ..................    1,221         (5,068)        (1,056)
        Equity in earnings of associated companies ....    1,194          1,036             --
        Minority interest .............................     (356)        (1,319)        (2,154)
        Other income(expense), net ....................      773          2,148           (509)
                                                        --------       --------       --------
                  Total interest and other
                     expense, net...................... $(12,213)      $(20,600)      $(20,300)
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

        Reconciliation between basic and diluted earnings per share is as follows for the fiscal years ended March 31 (in thousands, except per share data):

                                                                 1998          1999          2000
                                                               --------      --------      --------
        Ordinary Shares issued and outstanding(1) .......        77,781        91,867       108,827
        Ordinary Share equivalents -- stock options(2) ..         3,336         5,188         9,447
                                                               --------      --------      --------
        Weighted average Ordinary Shares and
          equivalents -- diluted ........................        81,117        97,055       118,274
                                                               ========      ========      ========
        Net income ......................................      $ 22,436      $ 60,883      $120,915
                                                               ========      ========      ========
        Basic earnings per share ........................      $   0.29      $   0.66      $   1.11
                                                               ========      ========      ========
        Diluted earnings per share ......................      $   0.28      $   0.63      $   1.02
                                                               ========      ========      ========

 (1) Ordinary Shares issued and outstanding based on the weighted average method.

 (2) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 347,584, 112,658 and 246,536 weighted shares outstanding during fiscal 1998, 1999, and 2000, respectively, were excluded from the computation of diluted earnings per share because the options exercise price was greater than the average market price of the Company's Ordinary Shares during those years.

  New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt SFAS No. 133 in the first quarter of fiscal 2002 and anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

3. SUPPLEMENTAL CASH FLOW DISCLOSURES

        For purposes of the statement of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The following information relates to fiscal years ended March 31 (in thousands):

                                                                               1998         1999         2000
                                                                            -------      -------      -------
        Cash paid for:
          Interest ...................................................      $11,340      $16,297      $31,553
          Income taxes ...............................................        1,331        3,015        5,189
        Non-cash investing and financing activities:
          Equipment acquired under capital lease obligations .........        9,094       22,104       32,528
          Issuance of 255,700 Ordinary Shares valued at $18.77 for
               acquisition of FICO ...................................           --        4,800           --


4. BANK BORROWINGS AND LONG-TERM DEBT

        The Company has $150 million in unsecured Senior Subordinated Notes due in 2007 outstanding with an annual interest rate of 8.75% due semi-annually. The fair value of the unsecured Senior Subordinated Notes based on broker trading prices was 94.5% of the face value on March 31, 2000.

        The Company maintained a credit facility with a syndicate of banks. This facility provided for revolving credit borrowings by Flextronics and a number of its subsidiaries of up to $200.0 million, subject to compliance with certain financial covenants and the satisfaction of customary borrowing conditions. The credit facility consisted of two separate credit agreements, one providing for up to $40.0 million principal amount of revolving credit loans to the Company and designated subsidiaries and one providing for up to $160.0 million principal amount of revolving credit loans to the Company's United States subsidiary. As of March 31, 2000, there were $137.0 million in borrowings outstanding under the revolving credit loans and the weighted-average interest rate for the Company's borrowings under the revolving credit loans was 6.87%.

        On April 3, 2000, the Company replaced its $200.0 million credit facility with a $500.0 million Revolving Credit Facility ("Credit Facility") with a syndicate of domestic and foreign banks. The Credit Facility consisted of two separate credit agreements, one providing for up to $150.0 million principal amount of revolving credit loans to the Company and designated subsidiaries ("Tranche A") and one providing for up to $350.0 million principal amount of revolving credit loans to the Company's United States subsidiary ("Tranche B"). Both Tranche A and Tranche B are split equally between a 364 day and a three year facility. Borrowings under the Credit Facility bear interest, at the Company's option, at either: (i) the Base Rate (as defined in the Credit Facility); or (ii) the LIBOR Rate (as defined in the Credit Facility) plus the Applicable Margin for LIBOR loans ranging between 0.625% and 1.75%, based on certain financial ratios of the Company. The Company is required to pay a quarterly commitment fee ranging from 0.15% to 0.375% per annum, based on certain financial ratios of the Company, of the unutilized portion of the Credit Facility.

        The Credit Facility is unsecured, and contains certain restrictions on the Company's ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The Credit Facility also requires that the Company maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation, and amortization) and a minimum ratio of fixed charge coverage, as defined, during the term of the Agreement.

        Certain subsidiaries of the Company have various lines of credit available with annual interest rates ranging from 3.3% to 8.5%. These lines of credit expire on various dates through 2001. The Company also has term loans with annual interest rates generally ranging from 1.5% to 9.0% with terms of up to 20 years. These lines of credit and term loans are primarily secured by assignment of account receivables and assets.

        The Company has financed the purchase of certain facilities with mortgages. The mortgages generally have terms of 5 to 10 years and annual interest rates ranging from 7.4% to 10.0% and are secured by the underlying properties with a net book value of approximately $23.0 million.

        In addition, the Company had notes payable for purchase price due to the former shareholders of FICO for the additional 50% interest acquired in March 1999. The notes were unsecured and bear interest at 2%. The amount outstanding as of March 31, 2000 was $2.0 million.

        Bank borrowings and long-term debt was comprised of the following at March 31 (in thousands):

                                                           1999            2000
                                                        ---------       ---------
        Senior Subordinated Notes ................      $ 150,000       $ 150,000
        Outstanding under lines of credit ........         13,193          97,946
        Credit Facility ..........................         40,073         137,000
        Mortgages ................................         15,630           8,549
        Term loans and other debt ................         53,888          40,600
                                                        ---------       ---------
                                                          272,784         434,095
          Current portion ........................        (83,976)       (254,798)
                                                        ---------       ---------
          Non-current portion ....................      $ 188,808       $ 179,297
                                                        =========       =========

        Maturities for the bank borrowings and other long-term debt are as follows for the years ended March 31 (in thousands):

                2001.............................................. $ 254,798
                2002..............................................     5,878
                2003..............................................     4,430
                2004..............................................     9,972
                2005..............................................       989
                Thereafter........................................   158,028
                                                                    --------
                                                                   $ 434,095
                                                                    ========

5. FINANCIAL INSTRUMENTS

        The value of the Company's cash and cash equivalents, investments, accounts receivable and accounts payable carrying amount approximates fair value. The fair value of the Company's long-term debt (see Note 4) is determined based on current broker trading prices. The Company's cash equivalents are comprised of cash deposited in money market accounts, commercial paper and certificates of deposit (see Note 2). The Company's investment policy limits the amount of credit exposure to 10% of the total investment portfolio in any single issuer.

        The Company enters into forward exchange contracts to hedge underlying transactional currency exposures and does not engage in foreign currency speculation. The credit risk of these forward contracts is minimal since the contracts are with large financial institutions. The Company hedges committed exposures and these forward contracts generally do not subject the Company to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the asset, liabilities and transactions hedged. The Company's off-balance sheet financial instruments consist of $16.5 million and $61.1 million of aggregate foreign currency forward contracts outstanding at the end of fiscal year 1999 and 2000, respectively. These foreign exchange contracts expire in less than three months and will settle in French Franc, German Deutsche Mark, Japanese Yen, Swedish Kronor and United States dollar.

6. COMMITMENTS

        As of March 31, 1999 and 2000, the Company has financed a total of $61.5 million and $41.2 million, respectively in machinery and equipment purchases with capital leases. Accumulated amortization for property and equipment under capital leases totaled $14.8 million and $13.7 million at March 31, 1999 and 2000, respectively. These capital leases have interest rates ranging from 1.7% to 13.0%. The Company also leases certain of its facilities under non-cancelable operating leases. The capital and operating leases expire in various years through 2007 and require the following minimum lease payments for the years ended March 31 (in thousands):

                                                                  CAPITAL     OPERATING
                                                                  -------     ---------
        2001....................................................  $16,749      $51,560
        2002....................................................   16,251       48,613
        2003....................................................   12,621       38,969
        2004....................................................    7,051       21,026
        2005....................................................      947       10,988
        Thereafter..............................................       --       14,602
                                                                  -------     --------
        Minimum lease payments..................................   53,619     $185,758
                                                                              ========
        Amount representing interest............................   (2,136)
                                                                  -------
        Present value of minimum lease payments.................   51,483
        Current portion.........................................  (16,053)
                                                                  -------
        Capital lease obligations, net of current
          portion...............................................  $35,430
                                                                  =======

        Total rent expense was $8.3 million, $17.3 million and $33.0 million for the years ended March 31, 1998, 1999 and 2000, respectively.

7. INCOME TAXES

        The domestic and foreign components of income before income taxes were comprised of the following for the years ended March 31 (in thousands):


                                                          1998        1999        2000
                                                       --------    --------    --------
        Singapore....................................  $ (9,346)   $ (8,159)   $ 16,286
        Foreign......................................    34,100      76,674     120,136
                                                       --------    --------    --------
                                                       $ 24,754    $ 68,515    $136,422
                                                       ========    ========    ========

       The provision for income taxes consisted of the following for the years ended March 31 (in thousands):

                                                         1998        1999        2000
                                                       --------     -------    --------
        Current :
            Singapore................................  $    226     $    --    $    477
            Foreign..................................     5,423       8,135      20,034
                                                       --------     -------    --------
                                                          5,649       8,135      20,511
                                                       --------     -------    --------
         Deferred :
            Singapore................................      (451)         --          --
            Foreign..................................    (2,880)       (503)     (5,004)
                                                       --------     -------    --------
                                                         (3,331)       (503)     (5,004)
                                                       --------     -------    --------
                                                       $  2,318     $ 7,632    $ 15,507
                                                       ========     =======    ========

        The Singapore statutory income tax rate was 26% for each of the years in the three year period ended March 31, 2000. The reconciliation of the income tax expense expected based on Singapore statutory income tax rates to the provision for income taxes included in the consolidated statements of operations for the years ended March 31 is as follows (in thousands):

                                                                   1998            1999            2000
                                                                 --------        --------        --------
        Income taxes based on Singapore statutory
          rates ...........................................      $  6,436        $ 17,814        $ 35,470
        Losses from non-incentive Singapore operations ....         2,707           3,098              --
        Tax exempt income .................................            --            (549)           (866)
        Effect of foreign operations taxed at various
          rates ...........................................        (4,055)         (8,536)        (22,846)
        Amortization of goodwill and intangibles ..........           946             942           1,346
        Merger costs ......................................           398              --             257
        Change in valuation allowance .....................        (2,829)         (5,229)          1,363
        Joint venture losses ..............................          (310)           (269)             --
        Other .............................................          (975)            361             783
                                                                 --------        --------        --------
                  Provision for income taxes ..............      $  2,318        $  7,632        $ 15,507
                                                                 ========        ========        ========
        Effective tax rate ................................           9.4%           11.1%           11.4%

        The components of deferred income taxes are as follows as of March 31 (in thousands):

                                                                               1999           2000
                                                                             --------       --------
        Deferred tax assets:
         Provision for inventory obsolescence .........................      $  3,260       $ 10,298
         Provision for doubtful accounts ..............................         1,717          3,478
         Net operating loss carryforwards .............................        15,107         20,979
         General accruals .............................................         3,777          4,815
         Leasing - interest and exchange ..............................           771             --
         Uniform capitalization of inventory ..........................            --          2,380
         Others .......................................................         1,870          1,654
                                                                             --------       --------
              Total gross deferred tax assets .........................        26,502         43,604
              Valuation allowance .....................................       (18,637)       (27,494)
                                                                             --------       --------
                                                                                7,865         16,110
                                                                             --------       --------
        Deferred tax liabilities:
         Depreciation .................................................      $ (3,716)      $ (8,348)
         Intangible assets ............................................        (2,059)            --
         Fixed assets .................................................          (515)        (2,259)
         Exchange losses ..............................................          (934)           (57)
         Others .......................................................        (2,010)        (1,811)
                                                                             --------       --------
               Total gross deferred tax liabilities ...................      $ (9,234)      $(12,475)
                                                                             --------       --------
               Net deferred tax asset (liability) .....................      $ (1,369)      $  3,635
                                                                             ========       ========

         The net deferred tax liability is classified as follows :
              Current asset (classified as Other Current Assets) ......      $  3,088       $  8,415
              Long-term liability .....................................        (4,457)        (4,780)
                                                                             --------       --------
                                                                             $ (1,369)      $  3,635
                                                                             ========       ========

        The deferred tax asset arises from available tax loss carryforwards and non-deductible accruals. The Company has total tax loss carryforwards of approximately $80.0 million, a portion of which begin expiring in tax year 2010. The utilization of these tax loss deductions is limited to the future operations of the Company in the tax jurisdictions in which such loss deductions arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize the deferred tax asset benefit. The valuation allowance provides a reserve against deferred tax assets that may expire or go unutilized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management's estimates.

        No deferred tax liability has been provided for withholding taxes on distributions of dividends by various subsidiaries in the group as earnings of foreign subsidiaries are intended to be reinvested indefinitely.

        The Company has been granted the following tax incentives:

        i) Product Export Enterprise incentive for the Shekou and Shenzhen, China facilities. The Company's operations in Shekou and Shenzhen, China are located in "Special Economic Zone" and are approved "Product Export Enterprise" which qualifies for a special corporate income tax rate of 10%. This special tax is subject to the subsidiaries exporting more than 70% of its total value of products manufactured by the respective plants in China. The subsidiaries' status as a Product Export Enterprise is reviewed annually by the Chinese government.

        ii) The Company's investments in its plants in Xixiang, China and Doumen, China fall under the "Foreign Investment Scheme" that entitles the subsidiaries to apply for a five-year tax incentive. The Company obtained the incentive for the Doumen plant in December 1995 and the Xixiang plant in October 1996. With the approval of the Chinese tax authorities, the subsidiaries' tax rates on income from these facilities during the incentive period will be 0% in years 1 and 2 and 7.5% in years 3 through 5, commencing in the first profitable year. The Company has another plant in Doumen, which commenced operations in the fiscal year 1998. The plant which, falls under the "Foreign Investment Scheme," is confident that the five-year tax incentive will be granted upon formal application in its first profitable year. However, there can be no assurance that the five-year tax incentive will be granted.

        iii) Ten year negotiated tax holiday with the Hungarian government for its Hungarian subsidiaries. This incentive provides for the reduction of the regular tax rate to zero percent, beginning January 1, 2000.


8. SHAREHOLDERS' EQUITY

  Secondary offerings

        In October 1997, the Company completed an offering of its Ordinary Shares. A total of 8,740,000 ordinary shares were sold at a price of $11.75 per share resulting in net proceeds to the Company of $96.2 million.

        In December 1998, the Company completed another offering of its Ordinary Shares. A total of 10,800,000 ordinary shares were sold at a price of $18.125 per share resulting in net proceeds to the Company of $194.0 million.

        During fiscal 2000, Flextronics completed two secondary offerings of its Ordinary Shares. In February 2000, a total of 8,600,000 Ordinary Shares were sold at a price of $59.00 per share resulting in net proceeds to the Company of approximately $494.1 million. In October 1999, a total of 13,800,000 Ordinary Shares were sold at a price of $33.84 per share resulting in net proceeds to the Company of approximately $448.9 million.

  Stock split

        The Company had two stock splits. The first stock split was in 1998 and the record date was set on December 22, 1998 for a 2:1 stock split to be effected as a bonus issue (the Singapore equivalent of a stock dividend). The distribution of 47,068,458 Ordinary Shares occurred on January 11, 1999. The second stock split was in 1999 and the record date was December 8, 1999 for a 2:1 stock split. The distribution of 57,497,204 Ordinary Shares occurred on December 22, 1999. Both stock splits were to be effected as bonus issues (the Singapore equivalent of a stock dividend). The Company has accounted for these transactions as a stock split and all share and per share amounts have been retroactively restated to reflect both stock splits.

  Stock-based compensation

        The Company's 1993 Share Option Plan (the "Plan") provides for the grant of up to 20,400,000 incentive stock options and non-statutory stock options to employees and other qualified individuals to purchase Ordinary Shares of the Company. As of March 31, 2000, the Company had 882,350 Ordinary Shares available for future option grants under the Plan at an exercise price of not less than 85% of the fair value of the underlying stock on the date of grant. Options issued under the Plan generally vest over 4 years and expire 5 years from the date of grant.

        The Company's 1997, 1998 and 1999 Interim Option Plans provide for grants of up to 1,000,000, 1,572,000, and 2,600,000 respectively. These plans provide grants of non-statutory options to employees and other qualified individuals to purchase Ordinary Shares of the Company. Options under these plans can not be granted to executive officers and directors. The Company's 1997, 1998 and 1999 Interim Option Plans had 240,098, 80,317, and 958,244
Ordinary Shares available for future option grants respectively. All Interim Option Plans have an exercise price of not less than 85% of fair market value of the underlying stock on the date of grant. Options issued under these plans generally vest over 4 years and expire 5 years from the date of grant.

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

        The following table presents the activity for options outstanding under all of the stock option plans as of March 31 ("Price" reflects the weighted average exercise price):

                                              1998                 1999                 2000
                                       -----------------   ------------------  --------------------
                                        OPTIONS    PRICE    OPTIONS    PRICE     OPTIONS     PRICE
                                       ---------   -----   ---------   ------  ----------    ------
Outstanding, beginning of year.......  6,700,088   $4.66   9,788,156   $ 6.01  12,991,732    $9.19
Granted..............................  5,630,016    7.27   6,857,078    11.48   4,675,603    33.14
Exercised............................ (1,038,832)   1.88  (2,738,740)    4.19  (2,457,729)    7.26
Forfeited............................ (1,503,116)   7.53    (914,762)    6.99    (408,160)   11.44
                                       ---------           ---------           ----------
Outstanding, end of year.............  9,788,156   $6.01  12,991,732    $9.19  14,801,446   $17.01
                                       =========           =========           ==========
Exercisable, end of year.............  3,262,304           3,251,040            4,675,210
                                       =========           =========            =========
Weighted average fair value per
    option granted...................      $3.48             $6.61               $15.28
                                           =====             =====                =====


        The following table presents the composition of options outstanding and exercisable as of March 31, 2000 ("Price" and "Life" reflect the weighted average exercise price and weighted average contractual life unless otherwise noted):

                                                                   OPTIONS
                                OPTIONS OUTSTANDING              EXERCISABLE
   RANGE OF EXERCISE       -----------------------------     -------------------
        PRICES               AMOUNT       PRICE     LIFE       AMOUNT      PRICE
----------------------     ---------     ------     ----     ---------    ------
$ 3.69 -- $ 5.82           2,358,364     $ 5.71     2.39     1,688,526    $ 5.69
  5.94 --   8.38           2,194,198       8.05     2.97       878,713      7.99

  8.41 --   9.75           1,505,244       9.42     3.17       550,584      9.43
 10.03 --  12.00           3,435,606      11.89     3.52     1,264,127     11.82
 12.45 --  26.19           1,714,537      20.52     4.10       198,760     18.26
 26.25 --  29.00           2,178,920      28.91     4.49        94,500     28.81
 29.13 --  68.50           1,309,377      45.47     4.77            --        --
 75.00 --  75.00             104,200      75.00     5.00            --        --
 77.06 --  77.06                 325      77.06     4.99            --        --
 78.125--  78.125                675      78.125    4.99            --        --
                          ----------                         ---------
 Total, March 31, 2000    14,801,446     $17.01     3.55     4,675,210    $ 9.22
                          ==========                         =========

        Options reserved for future issuance under all stock options plans was 7,161,009 as of March 31, 2000.

        The Company's employee stock purchase plan (the "Purchase Plan") provides for issuance of up to 800,000 Ordinary Shares. The Purchase Plan was approved by the stockholders in October 1997. Under the Purchase Plan, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six month period up to 10% of each participant's compensation. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. As of March 31, 2000, there are 519,552 Ordinary Shares available for sale under this plan. The Ordinary Shares sold under this plan in fiscal 2000 and 1999 amounted to 139,404 and 141,044, respectively. There were no Ordinary Shares sold under this plan in 1998. The weighted-average fair value of Ordinary Shares sold under this plan in fiscal 2000 and 1999 was $17.37 and $8.05, respectively.

        The Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock option plans and employee stock purchase plans and has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation". Because the exercise price of the Company's stock options has equaled the fair value of the underlying stock on the date of grant, no compensation expense has been recognized under APB Opinion No. 25. Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair values of these options, the Company's fiscal 1998, 1999, and 2000 net income and earnings per share would have been adjusted to the pro-forma amounts indicated below:

                                                     1998             1999             2000
                                                  ---------        ---------        ---------
        Net income:
             As reported .................        $  22,436        $  60,883        $ 120,915
             Pro-forma ...................           16,765           48,294           99,184

        Basic earnings per share:
             As reported .................        $    0.29        $    0.66        $    1.11
             Pro-forma ...................             0.22             0.53             0.91

        Diluted earnings per share:
             As reported .................        $    0.28        $    0.63        $    1.02
             Pro-forma ...................             0.21             0.50             0.84


        In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal 1998, 1999 and 2000 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

                                                 Years Ended March 31,
                                               1998      1999     2000
                                               ----      ----     ----
        Volatility .......................       66%      64%      62%
        Risk-free interest rate range ....      5.9%     5.0%     6.2%
        Dividend yield ...................        0%       0%       0%
        Expected lives ...................      4.0 yrs  4.0 yrs  3.9 yrs

        Because SFAS No. 123 is applicable only to awards granted subsequent to December 30, 1994, and due to the subjective nature of the assumptions used in the Black-Scholes model, the pro-forma net income and net income per share disclosures may not reflect the associated fair value of the outstanding options.

  Option Repricing

        In light of the substantial decline in the market price of the Company's Ordinary Shares in the first quarter of fiscal 1998, in June 1997 the Company offered to all employees the opportunity to cancel existing options outstanding with exercise price in excess of $5.82 per share, the fair market value of the Company's Ordinary Shares at that time, and to have such options replaced with options that have the lower exercise price of $5.82 per share. Employees electing to have options repriced were required to accept an extension of their vesting schedule. The other terms of the options remained unchanged. On June 5, 1997, the Company repriced options to purchase 1,155,840 shares pursuant to this offer.

9. UNUSUAL CHARGES

        The provision for excess facilities of $3.4 million in fiscal 1999 was comprised of $2.2 million relating to the costs for consolidating the Company's four manufacturing and administrative facilities in Hong Kong and $1.2 million relating to the consolidation of certain U.S. facilities. The provision for excess facilities consisted of $1.5 million for the reduction of certain personnel due to consolidation of certain operations, $1.5 million for the write-off of equipment and assets related to the operations the Company has exited, and $0.4 million related to the consolidation of facilities. In connection with the provision for excess facilities, the Company terminated approximately 250 employees in the areas of finance, engineering, operations, production and purchasing. The consolidation of these facilities was substantially completed by November 1999.

        The provision for excess facilities of $8.9 million in fiscal 1998 related to the costs incurred in closing the Wales (United Kingdom) facility. The provision included $3.8 million for the write-off of goodwill associated with the acquisition of the facility, $1.6 million for severance payments and payments required under the pension scheme, $2.4 million for fixed asset write-offs and factory closure expenses and $1.1 million for required repayment of previously received government grants.

10. RELATED PARTY TRANSACTIONS AND NOTES PAYABLES TO SHAREHOLDERS

        Stephen Rees, a former Director and Senior Vice President of the Company, holds a beneficial interest in both Mayfield International Ltd. ("Mayfield") and Croton Ltd. ("Croton"). During fiscal 1998, the Company paid $140,000 to Croton for management services and $208,000 to Mayfield for the rental of certain office space. Additionally, as of March 31, 2000, $2.5 million was due from Mayfield under a note receivable. The note is included in other current assets on the accompanying balance sheet.

        The Company has loaned $6.8 million to various executive officers of the Company. Each loan is evidenced by a promissory note in favor of the Company. Certain notes are non-interest bearing and others have interest rates ranging from 7.0% to 7.25%. The remaining outstanding balance of the loans, including accrued interest, as of March 31, 2000 was $6.9 million.

11. BUSINESS COMBINATIONS AND ASSET PURCHASES

        In fiscal 2000, the Company purchased the manufacturing facilities of
(i) Cabletron Systems Inc. in Rochester, New Hampshire and Limerick, Ireland,
(ii) Fujitsu Siemens Computer in Paderbron, Germany, (iii) Ericsson Business Network in Visby, Sweden and (iv) ABB Automation Products in Vasteras, Sweden. These transactions have been accounted for as an acquisition of assets.

        Additionally, in fiscal 2000, the Company acquired Vastbright PCB Ltd. located in Zhuhai, China as well as the remaining 10% interest in FICO located in Shenzhen, China. These transactions have been accounted for under the purchase method of accounting and accordingly, the results of the acquired businesses were included in the Company's consolidated statements of operations from the acquisition dates forward. Comparative pro-forma information has not been presented, as the results of the acquired operations were not material to the Company's consolidated financial statements.

        The aggregate purchase price for the asset acquisitions and business combinations was allocated to the net assets acquired based on their estimated fair values at the dates of acquisition as follows (in thousands):

        Net assets at fair value ....      $216,806
        Goodwill and intangibles ....        35,354
                                           --------
                                           $252,160
                                           ========

        The goodwill associated with these transactions is being amortized over ten years.

        In fiscal 2000, the Company merged with Kyrel, an electronics manufacturing services provider with operations in Finland and France. The merger was accounted for as a pooling-of-interests and the Company issued 3,643,610 Ordinary Shares in exchange for all the outstanding shares of Kyrel. All financial statements presented have been retroactively restated to include the financial results of Kyrel. Kyrel operated under a calendar year end prior to merging with Flextronics, and accordingly, Kyrel's statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 have been combined with the corresponding Flextronics consolidated statements for the fiscal year ended March 31, 1999. In fiscal 2000, Kyrel's fiscal year end was changed to conform to Flextronics' fiscal year end. Accordingly, Kyrel's operations for the three months ended March 31, 1999, which include net sales of $101.8 million and net loss of $0.8 million have been excluded from the consolidated results and have been reported as an adjustment to retained earnings in the first quarter of fiscal 2000.

        In fiscal 2000 the Company also merged with PCB, an electronics manufacturing service provider based in the USA, in exchange for a total of 1,084,566 Ordinary Shares, of which 108,457 Ordinary Shares are to be issued upon resolution of certain general and specific contingencies. The merger was accounted for as a pooling-of-interests. All financial statements presented have been retroactively restated to include the financial results of PCB. PCB has the same fiscal year as the Company.

        Separate results of operations for the periods presented are as follows for the years ended March 31 (in thousands):

                                             1998              1999
                                         -----------       -----------
        Net sales:
        Previously reported .......      $ 1,113,071       $ 1,807,628
        Kyrel .....................           78,123           235,746
        PCB .......................          144,568           189,834
                                         -----------       -----------
        As restated ...............      $ 1,335,762       $ 2,233,208
                                         ===========       ===========
        Net income(loss):
        Previously reported .......      $    19,913       $    51,530
        Kyrel .....................           (1,662)              886
        PCB .......................            4,185             8,467
                                         -----------       -----------
        As restated ...............      $    22,436       $    60,883
                                         ===========       ===========

        The Company also completed several other immaterial pooling-of-interests transactions. In connection with these mergers, the Company issued 559,098 Ordinary Shares, of which 55,910 Ordinary Shares are to be issued upon resolution of certain contingencies. The historical operations of these entities were not material to the Company's consolidated operations on either an individual or an aggregate basis; therefore, prior period statements have not been restated for these acquisitions.

        In fiscal 1999, the Company acquired the manufacturing facilities and related assets of Advanced Component Labs HK Ltd. ("ACL"), a Hong Kong based advanced technology printed circuit board manufacturer for $15.0 million cash. The transaction has been accounted for under the purchase method and accordingly, the results of ACL was included in the Company's consolidated statements of operations from March 1, 1999. Comparative pro-forma information has not been presented as the results of operations for ACL were not material to the Company's financial statements. The goodwill associated with this acquisition is amortized over ten years.

        The purchase price was allocated to the net assets acquired based on their estimated fair values at the date of acquisition as follows (in thousands):

        ACL's net assets at fair value..................    $ 5,250
        In-process research and development.............      2,000
        Goodwill........................................      7,750
                                                            -------
                                                            $15,000
                                                            =======

        The purchase price allocated to in-process research and development related to development projects which had not reached technological feasibility and had no probable alternative future uses; accordingly, the Company expensed the entire amount on the date of acquisition as a one-time charge to operations. ACL's in-process research and development projects were initiated to address the rapid technological change associated with the miniaturized printed circuit board market. The incomplete projects include developing technology for a low cost Ball Grid Array ("BGA") package, developing thermal vias, and developing new methods that enable the use of extremely thin 1.5 mil technology.

        In fiscal 1997, the Company acquired an initial 40% of FICO, a plastic injection molding company located in Shenzhen, China for $5.2 million of which $3.0 million was paid in fiscal 1997. The remaining $2.2 million purchase price was paid in fiscal 1998. Goodwill and other intangibles resulting from this initial purchase totaled $3.2 million and are being amortized over ten years. The Company accounted for its investment in FICO under the equity method and accordingly has included its 40% share of FICO's operating results in its accompanying consolidated statement of operations from December 20, 1996 through February 28, 1999. In fiscal 1999, the Company acquired an additional 50% of FICO for (i)$7.2 million cash, (ii)255,700 Ordinary Shares issued at closing valued at $4.8 million, and (iii)$3.0 million in 2% promissory notes due $1.0 million each in year 2000 through year 2002. In fiscal 2000, the Company acquired the remaining 10% of FICO for $3.0 million cash. This transaction has been accounted for under the purchase method and accordingly, the results of operations for FICO have been included in the accompanying consolidated statements of operations since March 1999. The acquisition of the additional 60% interest resulted in additional goodwill and intangible assets of $10.2 million and $420,000 which were being amortized over 8 and 3 years, respectively.

        In fiscal 1998, the company merged with (i) Conexao Informatica Ltd. located in Sao Paulo, Brazil, (ii) Altatron, Inc. headquartered in Fremont, California with additional facilities in Richardson, Texas and Hamilton, Scotland, (iii) DTM Products located in Niwot, Colorado, (iv) Energipilot AB located in Sweden and (v) Neutronics located in Austria and Hungary.

        The Company issued the following ordinary shares in connection with these mergers:

        - 1,686,372 shares for Conexao,

        - 3,154,600 shares for Altatron,

        - 1,009,876 shares for DTM,

        - 919,960 shares for Energipilot, and

        - 11,224,000 for 92% of Neutronics.

        The Conexao, Altatron, DTM and Energipilot mergers were accounted for under the pooling-of-interests method of accounting. The Company did not restate its prior period financials statements with respect to these mergers, because they did not have a material impact on the Company's consolidated results. Accordingly, the results of these acquired companies are included in the Company's consolidated statements of operations from the dates of these acquisitions.

        The Neutronics merger was also accounted for under the pooling-of-interests method of accounting. All financial statements presented have been retroactively restated to include the results of Neutronics. Neutronics operated under a calendar year end prior to merging with Flextronics, and during fiscal 1998, Neutronics' fiscal year end was changed from December 31 to March 31 to conform to the Company's fiscal year-end. Accordingly, Neutronics' operations for the three months ended March 31, 1997, which included net sales of $34.9 million and net loss of $3.1 million have been excluded from the consolidated results and have been reported as an adjustment to retained earnings in the first quarter of fiscal 1998.

12. SEGMENT REPORTING

        The Company operates and is managed internally by four geographic business segments. The operating segments include Asia, Americas, Western Europe and Central Europe. Each operating segment has a regional president that reports to the Company's Chairman and Chief Executive Officer, who is the chief decision maker.

        Information about segments for the years ended March 31 (in thousands):

                                                             1998              1999              2000
                                                         -----------       -----------       -----------
Net Sales :
        Asia ......................................      $   303,993       $   401,126       $   677,449
        Americas ..................................          422,351           873,398         1,755,821
        Western Europe ............................          410,960           603,792         1,112,386
        Central Europe ............................          210,233           406,107           827,531
        Intercompany eliminations .................          (11,775)          (51,215)          (65,994)
                                                         -----------       -----------       -----------
                                                         $ 1,335,762       $ 2,233,208       $ 4,307,193
                                                         ===========       ===========       ===========

Income(Loss) before Income Taxes :
        Asia ......................................      $    15,970       $    25,416       $    44,500
        Americas ..................................             (228)           27,763            43,595
        Western Europe ............................            7,269            12,885            19,061
        Central Europe ............................            7,723            12,833            18,938
        Intercompany eliminations, corporate
         allocations and non-recurring charges ....           (5,980)          (10,382)           10,328
                                                         -----------       -----------       -----------
                                                         $    24,754       $    68,515       $   136,422
                                                         ===========       ===========       ===========

Long Lived Assets:
        Asia ......................................      $    76,011       $   109,513       $   134,543
        Americas ..................................           91,872           127,712           252,952
        Western Europe ............................           58,689            75,435            92,253
        Central Europe ............................           47,474            94,693           119,590
                                                         -----------       -----------       -----------
                                                         $   274,046       $   407,353       $   599,338
                                                         ===========       ===========       ===========

Depreciation and Amortization :
        Asia ......................................      $    12,690       $    15,320       $    23,351
        Americas ..................................            7,122            16,465            21,861
        Western Europe ............................           10,498            14,492            22,611
        Central Europe ............................            5,257            10,161            14,864
                                                         -----------       -----------       -----------
                                                         $    35,567       $    56,438       $    82,687
                                                         ===========       ===========       ===========
Capital Expenditures :
        Asia ......................................      $    34,549       $    37,417       $    41,788
        Americas ..................................           41,025            52,782           140,603
        Western Europe ............................           15,330            22,564            31,218
        Central Europe ............................           13,168            53,170            36,849
                                                         -----------       -----------       -----------
                                                         $   104,072       $   165,933       $   250,458
                                                         ===========       ===========       ===========

        For purposes of the preceding tables, "Asia" includes China, Malaysia, and Singapore, "Americas" includes USA, Mexico, and Brazil, "Western Europe" includes Sweden, Finland, France, Scotland, Germany and United Kingdom and "Central Europe" includes Austria, Hungary and Ireland.

        Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

        The following table represents net sales and long lived assets attributable to foreign countries exceeding 10% for fiscal years ended March 31:

                                           1998     1999     2000
                                           ----     ----     ----
Net Sales :
       China .........................      16%      14%      13%
       United States .................      31%      31%      29%
       Sweden ........................      22%      15%      17%
       Finland .......................      --       11%       8%
       Hungary .......................      16%      18%      17%
       All others ....................      15%      11%      16%

Long Lived Assets:
       China .........................      24%      25%      25%
       United States .................      23%      19%      18%
       Sweden ........................      15%      10%      17%
       Hungary .......................      17%      23%      16%
       All others ....................      21%      23%      24%


13. SUBSEQUENT EVENTS (UNAUDITED)

        Subsequent to March 31, 2000, the Company completed two pooling-of-interests mergers. On April 3, 2000, Flextronics merged with The Dii Group, Inc. ("Dii") through a tax-free, stock-for-stock exchange. Dii is a leading provider of electronics manufacturing and design services, operating through a global operations network in the Americas, Asia/Pacific and Europe. As a result of the merger, the Company issued 62,768,139 Ordinary Shares for all of the outstanding shares of Dii common stock, based upon the exchange ratio of
1.61 Flextronics Ordinary Shares for each share of Dii common stock, resulting in current Dii shareholders owning approximately 33% of the combined company.

        On April 6, 2000, Flextronics merged with Palo Alto Products International Pte. Ltd.("PAPI"), an industrial design services Company with plastic molding and enclosure assembly operations in Taiwan, Thailand and the United States, by exchanging 3,618,374 Ordinary Shares of Flextronics.

        The following unaudited pro forma combined results of operations for the Company assumes that the two mergers were completed April 1, 1997 (in thousands, except per share data):

                                         1998            1999            2000
                                      ----------      ----------      ----------
Net Sales ......................      $2,202,451      $3,253,025      $5,739,735
Net Income .....................      $   68,579      $   48,800      $  181,445
Diluted Earnings Per Share .....      $     0.54      $     0.35      $     1.04

        These pro forma amounts represent the historical operating results of Dii and PAPI combined with those of the Company. These pro forma amounts are not necessarily indicative of operating results that would have occurred if Dii and PAPI had been operated by current management during the periods presented.

        Dii operated under a calendar year end prior to merging with Flextronics, and accordingly, Dii's statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 will be combined with the corresponding Flextronics' consolidated statements for the fiscal year ended March 31, 2000. In fiscal 2001, Dii's fiscal year end will be changed to conform to Flextronics' fiscal year end.

        Additionally, in connection with the recently completed pooling-of-interests mergers with Dii and PAPI, the Company expects to record a one-time charge of approximately $180.0 million in the first fiscal quarter of 2001 relating to expenses incurred in connection with this transaction. The Company estimates that the one-time charge consists of approximately $120.0 million in cash charges primarily relating to items such as investment banking and financial advisory fees, severance, and professional services fees.

        In the first fiscal quarter of 2001, the Company announced its intentions to purchase the manufacturing facilities and related assets from Ascom Business Systems AG located in Solothurn, Switzerland and Bosch Telecom GmbH in Pandrup, Denmark, as well as acquire Uniskor, Ltd, located in Israel.

        While the Ascom transaction has already closed, the Bosch and Uniskor transactions are expected to close in the first quarter of 2001 and are subject to applicable governmental approvals and customary conditions of closing.

        These transactions will be accounted for under the purchase method of accounting and the purchase price, which is expected to aggregates $178.0 million, will be allocated to the net assets acquired based on their estimated values at the dates of acquisition.


14. Quarterly Financial Data (UNAUDITED)

        The following table contains selected unaudited quarterly financial data for 1999 and 2000 fiscal years.

                                       FISCAL YEAR ENDED                             FISCAL YEAR ENDED
                                         MARCH 31, 1999                               MARCH 31, 2000
                          --------------------------------------------   ---------------------------------------------
                            First      Second       Third      Fourth      First       Second      Third       Fourth
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales .............  $  427,501  $  515,394  $  631,932  $  658,381  $  685,641  $  941,760  $1,251,681  $1,428,111
Cost of sales .........     391,095     472,804     582,306     607,266     633,360     869,276   1,164,498   1,337,492
Unusual charges .......          --          --          --       3,361          --          --          --          --
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Gross margin ..........      36,406      42,590      49,626      47,754      52,281      72,484      87,183      90,619
Selling, general and
  administrative ......      15,994      19,420      21,527      24,656      25,859      29,802      37,076      42,803
Goodwill and intangible
  amortization ........         884         890         893         997       1,414       1,460       1,471       2,437
Acquired in-process
  research and
  development .........          --          --          --       2,000          --          --          --          --
Merger-related expenses          --          --          --          --          --       2,455          --       1,068
Interest and other
  expense, net ........       4,721       5,289       7,742       2,848       3,531       7,445       5,890       3,434
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income before
  Income taxes ........      14,807      16,991      19,464      17,253      21,477      31,322      42,746      40,877
Income tax expense ....       1,576       1,726       2,079       2,251       2,623       3,170       4,680       5,034
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net income ............  $   13,231  $   15,265  $   17,385  $   15,002  $   18,854  $   28,152  $   38,066  $   35,843
                         ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Diluted earnings
  per share ...........  $     0.14  $     0.17  $     0.18  $     0.14  $     0.17  $     0.25  $     0.31  $     0.27
                         ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Weighted average
 ordinary shares and
 Equivalents
 outstanding - diluted       91,721      91,029      96,851     108,089     109,555     113,695     121,068     131,455
                         ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND OFFICERS


     The names, ages and positions of our directors and officers as of June 1, 2000 are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Michael E. Marks.....................  49     Chairman of the Board and Chief Executive Officer
Robert R. B. Dykes...................  50     President, Systems Group and Chief Financial Officer
Ronny Nilsson........................  51     President, Western European Operations
Michael McNamara.....................  43     President, Americas Operations
Ash Bhardwaj.........................  36     President, Asia Pacific Operations
Humphrey Porter......................  52     President, Central/Eastern European Operations
Steven C. Schlepp....................  44     President, Multek
Ronald R. Snyder.....................  43     President, Flextronics Semiconductor
Thomas J. Smach......................  40     Vice President of Finance
Tsui Sung Lam........................  50     Director
Michael J. Moritz....................  45     Director
Richard L. Sharp.....................  53     Director
Patrick Foley........................  68     Director
Chuen Fah Alain Ahkong...............  52     Director
Hui Shing Leong......................  40     Director

     MICHAEL E. MARKS -- Mr. Marks has been our Chief Executive Officer since January 1994 and the Chairman of our board of directors since July 1993. He has been a member of our board of directors since December 1991. From November 1990 to December 1993, Mr. Marks was President and Chief Executive Officer of Metcal, Inc., a precision heating instrument company. Mr. Marks received a B.A. and an M.A. from Oberlin College and an M.B.A. from the Harvard Business School.

     ROBERT R. B. DYKES -- Mr. Dykes has served as our Chief Financial Officer since February 1997, and as our President, Systems Group since April 1999. From February 1997 to April 1999, Mr. Dykes served as our Senior Vice President of Finance and Administration. Mr. Dykes served as a member of our board of directors from January 1994 until August 1997. From 1988 to February 1997, Mr. Dykes served as Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation, an application and system software products company. Mr. Dykes received a Bachelor of Commerce and Administration degree from Victoria University in Wellington, New Zealand. Mr. Dykes serves on the board of directors of Symantec Corporation.

     RONNY NILSSON -- Mr. Nilsson has served as our President, Western European Operations since April 1997. From May 1995 to April 1997, Mr. Nilsson served as Vice President and General Manager, Supply and Distribution and Vice President, Procurement of Ericsson Business Networks. From January 1991 to May 1995, Mr. Nilsson served as Director of Production of the EVOX+RIFA Group, a manufacturer of components, and Vice President of RIFA AB. Mr. Nilsson received a certificate in Mechanical Engineering from the Lars Kagg School in Kalmar, Sweden and certificates from the Swedish Management Institute and the Ericsson Management Program.

     MICHAEL MCNAMARA -- Mr. McNamara has served as our President of Americas Operations since April 1994. From May 1993 to March 1994, Mr. McNamara served as President and Chief Executive Officer of Relevant Industries, Inc., which we acquired in March 1994. From May 1992 to May 1993, Mr. McNamara served as Vice President, Manufacturing Operations at Anthem Electronics, an electronics distributor. From April 1987 to May 1992, Mr. McNamara was a Principal of Pittiglo, Rabin, Todd & McGrath, an operations consulting firm. Mr. McNamara received a B.S. from the University of Cincinnati and an M.B.A. from Santa Clara University.

     ASH BHARDWAJ -- Mr. Bhardwaj joined Flextronics in 1988. Most recently, Mr. Bhardwaj served as our Vice President for the China region. Mr. Bhardwaj received a degree in electrical engineering from Thapar Institute of Engineering and Technology and an M.B.A. from Southeastern Louisiana University.

     HUMPHREY PORTER -- Mr. Porter has served as our President of Central and Eastern European Operations since October 1997. From July 1994 to October 1997, Mr. Porter served as President and Chief Executive Officer of Neutronics Electronics Industries Holding AG, which we acquired in October 1997. Prior to joining Neutronics, Mr. Porter served in various positions at Philips. Between 1989 and 1994, Mr. Porter served as Industrial Director for Philips Audio Austria, and between 1984 and 1989, Mr. Porter served as Managing Director of the Philips Audio factory in Penang, Malaysia. Mr. Porter has a B.Sc. in production engineering from Trent University.

     STEVEN C. SCHLEPP -- Mr. Schlepp has served as our President, Multek since April 2000 following our acquisition of DII. From June 1996 to April 2000, Mr. Schlepp served as Senior Vice President of DII and President of Multilayer Technology, Inc. From January 1991 until June 1996, Mr. Schlepp served as President of Toppan West Incorporated, a wholly owned subsidiary of Toppan Printing Ltd.

     RONALD R. SNYDER -- Mr. Snyder has served as our President, Flextronics Semiconductor since April 2000 following our acquisition of DII. From May 1998 to April 2000, Mr. Snyder served as Senior Vice President of DII and President of DII Semiconductor. From March 1994 until May 1998, Mr. Snyder served as Senior Vice President of Sales and Marketing of DII. From March 1993 to March 1994, Mr. Snyder served as President of Dovatron Manufacturing Colorado, a division of Dovatron International, Inc.

     THOMAS J. SMACH -- Mr. Smach has served as our Vice President, Finance since April 2000 following our acquisition of DII. From August 1997 to April 2000, Mr. Smach served as Senior Vice President, Chief Financial Officer, and Treasurer of DII. From March 1994 to August 1997, Mr. Smach served as Corporate Controller and Vice President of DII. From 1982 to March 1994, Mr. Smach served as a certified public accountant with KPMG LLP.

     TSUI SUNG LAM -- Mr. Tsui has served as a member of our board of directors since 1991. From January 1994 to April 1997, Mr. Tsui served as our President and Chief Operating Officer. From June 1990 to December 1993, Mr. Tsui served as our Managing Director and Chief Executive Officer. From 1982 to June 1990, Mr. Tsui served in various positions for Flextronics, Inc., our predecessor, including Vice President of Asian Operations. Mr. Tsui received Diplomas in Production Engineering and Management Studies from Hong Kong Polytechnic, and a Certificate in Industrial Engineering from Hong Kong University.

     MICHAEL J. MORITZ -- Mr. Moritz has served as a member of our board of directors since July 1993. Since 1988, Mr. Moritz has been a General Partner of Sequoia Capital, a venture capital firm. Mr. Moritz also serves as director of Yahoo, Inc., Neomagic, Etoys, Webvan, Saba Software, Agile Software, PlanetRx.com and several privately-held companies.

     RICHARD L. SHARP -- Mr. Sharp has served as a member of our board of directors since July 1993. Mr. Sharp is Chairman of the Board and Chief Executive Officer of Circuit City Stores, Inc., a consumer electronics and appliance retailer. Mr. Sharp joined Circuit City as an Executive Vice President in 1982. He was President from June 1984 to March 1997 and became Chief Executive Officer in 1986 and Chairman of the Board in 1994. Mr. Sharp also serves as a director of Fort James Corporation.

     PATRICK FOLEY -- Mr. Foley has served as a member of our board of directors since October 1997. Mr. Foley is Chairman, President and Chief Executive Officer of DHL Corporation, Inc. and its major subsidiary, DHL Airways, Inc., a global document, package and airfreight delivery company. Mr. Foley joined DHL in September 1988 with more than thirty years experience in hotel and airline industries. Mr. Foley also serves as a director of Continental Airlines, Inc., Del Monte Corporation, DHL International, Foundation Health Systems, Inc. and Glenborough Realty Trust, Inc.

     CHUEN FAH ALAIN AHKONG -- Mr. Ahkong has served as a member of our board of directors since October 1997. Mr. Ahkong is a founder of Pioneer Management Services Pte. Ltd., a Singapore-based consultancy firm, and has been the Managing Director of Pioneer since 1990. Pioneer provides advice to us and other multinational corporations on matters related to international taxation.

     HUI SHING LEONG -- Mr. Hui has served as a member of our board of directors since October 1997. Since 1996, Mr. Hui has served as Managing Director of CS Hui Holdings in Malaysia. Between 1984 and 1994, Mr. Hui served as Managing Director of Samda Plastics Industries Ltd., a plastic injection molding company in Malaysia. Since 1994, Mr. Hui has also served as a committee member of the Penang, Malaysia Industrial Council, Vice-Chairman of the SMI Center in Malaysia and Chairman of the Sub-Committee Plastics Technology Training Center in Malaysia. Since 1990, Mr. Hui has served as President of the North Malaysian Small and Medium Enterprises Association.

ITEM 11. EXECUTIVE COMPENSATION

        Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in our definitive proxy statement to be delivered to shareholders in connection with our 2000 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in our definitive proxy statement to be delivered to shareholders in connection with our 2000 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to this item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in our definitive proxy statement to be delivered to shareholders in connection with our 2000 Annual General Meeting of Shareholders. Such information is incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents to be filed as part of this Annual Report on Form 10-K

     1. Financial Statements. See Item 8

     2. Financial Statement Schedules. The following financial statement is filed as part of this report and should be read together with our financial statements:

        Schedule II - Valuation and qualifying accounts

     3. Exhibits. The following exhibits are filed herewith:

  EXHIBIT
   NUMBER       EXHIBIT TITLE
  -------       -------------
    2.01        Agreement among the Registrant, Alberton Holdings Limited and
                Omac Sales Limited dated as of January 6, 1996. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on
                Form 8-K for the event reported on February 2, 1996.)

    2.02 Asset Transfer Agreement between Ericsson Business Networks AB and Flextronics International Sweden AB dated as February 12,
                1997. Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request. (Incorporated by reference to Exhibit
                2.6 of the Registrant's registration statement on Form S-3, No.
                333-21715.)

    2.03        Exchange Agreement dated October 19, 1997 by and among
                Registrant, Neutronics Electronic Industries Holding A.G. and the named Shareholders of Neutronics Electronic Industries
                Holding A.G. (Incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K for the event reported on October 30, 1997.)

    2.04 Agreement and Plan of Merger dated as of November 22, 1999 among the Registrant, Slalom Acquisition Corp. and The DII Group, Inc.
                Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request (Incorporated by reference to Exhibit
                2.1 of the Registrant's Current Report on Form 8-K for event reported on November 22, 1999).

    3.01 Memorandum of Association of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant's registration statement on Form S-1, No. 33-74622.)

    3.02 Articles of Association of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's registration statement on Form S-4, No. 33-85842.)

    4.01        Indenture dated as of October 15, 1997 between Registrant and
                State Street Bank and Trust Company of California, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K for event reported on October 15, 1997.)

   10.01 Form of Indemnification Agreement between the Registrant and its Directors and certain officers. (Incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form
                S-1, No. 33-74622.)

   10.02        1993 Share Option Plan. (Incorporated by reference to Exhibit
                4.2 of the Registrant's registration statement on Form S-8, No.
                33-95189).

   10.03        1997 Employee Stock Purchase Plan (Incorporated by reference to
                Exhibit 4.3 of the Registrant's registration statement on Form
                S-8, No. 33-95189).

   10.04        nCHIP, Inc. Amended and Restated 1988 Stock Option Plan.
                (Incorporated by reference to Exhibit 10.5 of the Registrant's registration statement on Form S-4, No. 33-85842.)

   10.05*       Agreement to Grant Options dated as of June 9, 1995 between the
                Company and Lifescan. (Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

   10.06        Lease Agreement dated as of October 1, 1994 among Shenzhen Xinan
                Industrial Shareholdings Limited, Flextronics Industrial
                (Shenzhen) Limited and Flextronics Singapore Pte Ltd.
                (Incorporated by reference to Exhibit 10.25 of the Registrant's
                Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

   10.07        Lease Agreement dated as of January 2, 1995 between Shenzhen
                Xinan Industrial Shareholdings Limited and Flextronics
                Industrial (Shenzhen) Limited. (Incorporated by reference to
                Exhibit 10.25 of the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

  EXHIBIT
   NUMBER       EXHIBIT TITLE
  -------       -------------
   10.08        Intentionally omitted

   10.09        Intentionally omitted

   10.10        Promissory Note dated April 17, 1995 executed by Michael E.
                Marks in favor of Flextronics Technologies, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

   10.11*       Printed Circuit Board Assembly Services Agreement between
                Lifescan Inc., a Johnson & Johnson Company, and the Registration dated November 1, 1992. (Incorporated by reference to Exhibit
                10.41 of the Registrant's registration statement on Form S-1, No. 33-74622.)

   10.12        Tenancy of Flatted Factory Unit dated February 28, 1996 between
                Jurong Town Corporation and the Registrant. (Incorporated by reference to Exhibit 10.44 of the Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1990.)

   10.13        Tenancy of Flatted Factory Unit dated May 14, 1993 between
                Jurong Town Corporation and the Registrant. (Incorporated by reference to Exhibit 10.45 of the Registrant's registration statement on Form S-1, No. 33-74622.)

   10.14 Flextronics Asia U.S.A. 401(k) plan. (Incorporated by reference to Exhibit 10.52 of the Registrant's registration statement on Form S-1, No. 33-74622.)

   10.15 Credit Agreement dated as of October 27, 1999 by and among Flextronics International Ltd, the lenders named therein, ABN
                AMRO, as agent, BankBoston, N.A. as documentation agent and Bank of America, N.A., Banque Nationale de Paris, The Bank of Nova
                Scotia and Citicorp USA, Inc., as co-agents (Incorporated by reference to Exhibit 10.01 of the Company's Report on Form
                10-Q/A for the quarterly period ended December 31, 1999.)

   10.16        Credit Agreement dated October 27, 1999 by and among Flextronics
                International USA, Inc., the lenders named therein, ABN AMRO
                Bank N.V., as agent, BankBoston, N.A., as documentation agent, and Bank of America, N.A., Banque Nationale de Paris, The
                Bank of Nova Scotia and Citicorp USA, Inc., as co-agents.
                (Incorporated by reference to Exhibit 10.02 of the Registrant's
                Report on Form 10-Q/A for the quarterly period ended December
                31, 1999.)

   10.17        Employment and Noncompetition Agreement dated as of April 30,
                1997 between Flextronics International Sweden AB and Ronny
                Nilsson. (Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for fiscal year ended
                March 31, 1997.)

   10.18        Services Agreement dated as of April 30, 1997 between
                Flextronics International USA, Inc. and Ronny Nilsson.
                (Incorporated by reference to Exhibit 10.30 of the Registrant's
                Annual Report on Form 10-K for fiscal year ended March 31,
                1997.)

   10.19 Promissory Note dated April 15, 1997 executed by Ronny Nilsson in favor of Flextronics International USA, Inc. (Incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1997.)

   10.20        Intentionally omitted

   10.21        Intentionally omitted

   10.22        Intentionally omitted

   10.23        Intentionally omitted

   10.24 Loan Agreement between Flextronics International USA, Inc. as lender, and Michael E. Marks, as borrower dated November 6, 1997. (Incorporated by reference to Exhibit 10.35 of the Registrant's Registration Statement on Form S-4, No. 333-41293.)

   10.25 Secured Full Recourse Promissory Note, dated November 6, 1997, executed by Michael E. Marks in favor of Flextronics
                International USA, Inc. (Incorporated by reference to Exhibit
                10.36 to the Registrant's Registration Statement on Form S-4,
                No. 333-41293.)

   10.26 Credit Agreement dated as of April 3, 2000 among the Registrant, and its subsidiaries designated under the agreement as borrowers from time to time, the lenders named in Schedule I to the Credit
                Agreement, ABN AMRO Bank N.V. as agent for the lenders, Fleet
                National Bank as documentation

  EXHIBIT
   NUMBER       EXHIBIT TITLE
  -------       -------------
                agent, Bank of America, National Association and Citicorp USA,
                Inc. as managing agents, and The Bank of Nova Scotia as
                co-agent (certain disclosure schedules have been omitted and will be provided to the Securities and Exchange Commission upon request).

   10.27        Credit Agreement dated as of April 3, 2000 among Flextronics
                International USA, Inc., The DII Group, Inc., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, Fleet National Bank, as documentation agent, Bank of America, National Association and Citicorp USA,
                Inc. as managing agents, and The Bank of Nova Scotia as co-agent (certain disclosure schedules have been omitted and will be provided to the Securities and Exchange Commission upon request).

   21.01        Subsidiaries of Registrant.

   23.01        Consent of Arthur Andersen LLP.

   27.01        Financial Data Schedule (EDGAR only).


----------

* Confidential treatment requested for portions of agreement.

(b)  Reports on Form 8-K

     We filed a current report on Form 8-K, in connection with our entering into an underwriting agreement on February 24, 2000 with Banc of America Securities LLC, providing for the public offering of 8,600,000 ordinary shares at a public offering price of $59.00 per share. The only exhibits filed with this report were such underwriting agreement and the press release relating to such public offering.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

Date : June 12, 2000

                                          FLEXTRONICS INTERNATIONAL LTD.

                                          By:  /s/ MICHAEL E. MARKS
                                               ---------------------------------
                                               Michael E. Marks

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

           SIGNATURE                                TITLE                           DATE
           ---------                                -----                           ----

/s/ MICHAEL E. MARKS                    Chairman of the Board, and             June 12, 2000
-----------------------------------     Chief Executive Officer
Michael E. Marks                        (principal executive officer)

/s/ ROBERT R.B. DYKES                   President, Systems Group and           June 12, 2000
-----------------------------------     Chief Financial Officer
Robert R.B. Dykes

/s/ THOMAS J. SMACH                     Vice President of Finance              June 12, 2000
-----------------------------------     (principal financial and
Thomas J. Smach                         accounting officer)

/s/ TSUI SUNG LAM                       Director                               June 12, 2000
-----------------------------------
Tsui Sung Lam

/s/ MICHAEL J. MORITZ                   Director                               June 12, 2000
-----------------------------------
Michael J. Moritz

/s/ RICHARD L. SHARP                    Director                               June 12, 2000
-----------------------------------
Richard L. Sharp

                                        Director                               June 12, 2000
-----------------------------------
Patrick Foley

/s/ ALAIN AHKONG                        Director                               June 12, 2000
-----------------------------------
Alain Ahkong

/s/ HUI SHING LEONG                     Director                               June 12, 2000
-----------------------------------
Hui Shing Leong

                                 EXHIBIT INDEX

Exhibit
Number                                  Exhibit Title
-------                                 -------------
10.26        Credit Agreement dated as of April 3, 2000 among the Registrant, and its subsidiaries designated under the agreement as borrowers from time to time, the lenders named in Schedule I to the Credit
             Agreement, ABN AMRO Bank N.V. as agent for the lenders, Fleet
             National Bank as documentation agent, Bank of America, National
             Association and Citicorp USA, Inc. as managing agents, and The Bank of Nova Scotia as co-agent (certain disclosure schedules have been omitted and will be provided to the Securities and Exchange
             Commission upon request).

10.27        Credit Agreement dated as of April 3, 2000 among Flextronics
             International USA, Inc., The DII Group, Inc., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, Fleet National Bank, as documentation agent, Bank of America, National Association and Citicorp USA,
             Inc. as managing agents, and The Bank of Nova Scotia as co-agent (certain disclosure schedules have been omitted and will be provided to the Securities and Exchange Commission upon request).

21.01        Subsidiaries of Registrant.

23.01        Consent of Arthur Andersen LLP.

27.01        Financial Data Schedule (EDGAR only).