Form 10-K/A
period 2000-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 2000-07-31
CIK 866374

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-K/A

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of June 1, 2000, 192,572,807 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 1, 2000 was approximately $11,347,860,828.50.

================================================================================

PART III of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2000 is amended as follows:

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

     PATRICK FOLEY -- Mr. Foley has served as a member of our board of directors since October 1997. Until January 2000, Mr. Foley served in various positions with DHL Corporation, Inc. and its major subsidiary, DHL Airways, Inc., a global document, package and airfreight delivery company, most recently as Chairman, President and Chief Executive Officer. Mr. Foley joined DHL in September 1988 with more than thirty years experience in hotel and airline industries. Mr. Foley also serves as a director of Continental Airlines, Inc., Del Monte Corporation, DHL International, Foundation Health Systems, Inc. and Glenborough Realty Trust, Inc.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

        Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements for the fiscal year ended March 31, 2000 were met, except that the following individuals had late filings in fiscal 2000: Michael Marks filed late reports on Form 4 for August 1999, October 1999 and February 2000; Robert R.B. Dykes filed a late report on Form 4 for July 1999; Ash Bhardwaj filed a late report on Form 3; Humphrey Porter filed a late report on Form 4 for February 1999; and Hui Shing Leong filed a late report on Form 4 for October 1999.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation paid or accrued by the us for services rendered during fiscal 2000, 1999 and 1998 by the Chief Executive Officer and each of the four most highly compensated executive officers whose total salary and bonus for fiscal 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                ANNUAL COMPENSATION                          COMPENSATION
                                                                                                 AWARDS
                                                                                               SECURITIES
                                       FISCAL                                OTHER ANNUAL      UNDERLYING         ALL OTHER
   NAME AND PRINCIPAL POSITION          YEAR      SALARY         BONUS       COMPENSATION       OPTIONS          COMPENSATION
-----------------------------------    ------    ---------     ---------     ------------        -------         ------------
Michael E. Marks ..................     2000     $ 450,000     $ 363,750     $ 231,525(1)        300,000         $   8,350(12)
    Chairman and Chief ............     1999       400,000       339,315         9,617(2)      1,600,000             7,701(13)
    Executive Officer .............     1998       375,000       168,750       205,167(3)        400,000             8,351(14)
Michael McNamara ..................     2000       375,000       201,250         3,867(4)        300,000             4,750(15)
    President, ....................     1999       325,000       177,416        22,611(2)        892,000             5,000(15)
    Americas Operations ...........     1998       250,000        75,000        14,576(5)        175,864             3,940(15)
Ronny Nilsson .....................     2000       317,684       129,563        17,436(6)         80,000            34,884(16)
    President, Western European ...     1999       315,000       148,859        18,096(7)        160,000            43,497(16)
    Operations ....................     1998       268,681        88,251       564,564(8)        440,000(11)        44,501(16)
Robert R.B. Dykes .................     2000       337,500       156,000         4,599(4)        120,000             3,500(15)
    President, Systems Group ......     1999       300,000       166,008        25,337(2)        220,000             5,000(15)
    and Chief Financial Officer ...     1998       250,000        75,000        10,675(2)        550,000             3,750(15)
Humphrey Porter ...................     2000       300,000       195,000        20,000(9)         80,000            36,000(17)
    President, Central/Eastern ....     1999       250,000       149,000        21,000(10)       440,000            30,000(16)
    European Operations ...........     1998       152,000       104,000        21,000(10)       160,000            18,000(16)


(1) Includes a vehicle allowance of $3,868 and forgiveness of a promissory note due to one of our subsidiaries of $200,000 and forgiveness of interest payment of $26,517 on the promissory note.

(2)  Represents payment for a company vehicle.

(3) Includes a vehicle allowance of $7,533, forgiveness of a promissory note due to one of our subsidiaries of $100,000 and forgiveness of interest payment of $97,634 on the promissory note.

(4)  Represents a vehicle allowance.

(5) Includes a vehicle allowance of $7,200 and forgiveness of interest payment of $7,376 due on a promissory note payable to one of our subsidiaries.

(6) Represents a vehicle allowance of $10,166 and a housing allowance of $7,270.

(7) Includes a vehicle allowance of $10,404 and an apartment allowance of $7,692.

(8) Includes payment of $413,505 pursuant to a Services Agreement dated April 30, 1997 between us and Mr. Nilsson and a payment of $132,322 to pay taxes due on the payments to Mr. Nilsson under the Services Agreement. Also includes a vehicle allowance of $10,853 and a housing allowance of $7,884.

(9)  Includes a vehicle allowance of $6,000 and a housing allowance of $8,000.

(10) Includes a vehicle allowance of $7,000 and a housing allowance of $14,000.

(11) Includes 220,000 shares subject to previously-granted options that were repriced in June 1997.

(12) Includes our contributions to our 401(k) plan of $4,750, and life and disability insurance premium payments of $3,600.

(13) Includes our contributions to our 401(k) plan of $5,000, and life and disability insurance premium payments of $2,701.

(14) Includes our contributions to our 401(k) plan of $4,750, and life and disability insurance premium payments of $3,601.

(15) Represents our contributions to our 401(k) plan.

(16) Represents our contributions to a pension retirement fund.

(17) Includes our contributions to a pension retirement fund of $24,000 and life insurance premium payments of $12,000.


OPTION GRANTS IN FISCAL 2000

        The following table sets forth information regarding option grants during fiscal 2000 to each of our Chief Executive Officer and four other most highly compensated executive officers. All options were granted pursuant to our 1993 Share Option Plan.

        The options shown in the table were granted at fair market value, are incentive stock options and will expire five years from the date of grant, subject to earlier termination upon termination of the optionee's employment. The options become exercisable over a four-year period, with 25% of the shares vesting on the first anniversary of the date of grant and 1/36th of the shares vesting for each full calendar month that an optionee renders services to us thereafter. Each option fully accelerates in the event that, in the 18-month period following certain mergers or acquisitions of us, the optionee's employment with us is terminated or his duties are substantially reduced or changed. Each option includes a limited stock appreciation right pursuant to which the option will automatically be canceled upon the occurrence of certain hostile tender offers, in return for a cash distribution from us based on the tender offer price per share. The exercise price of each option may be paid in cash or through a cashless exercise procedure involving a same-day sale of the purchase shares.

        In accordance with the rules of the Securities and Exchange Commission, the table presents the potential realizable values that would exist for the options at the end of their respective five-year terms. These values are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term. Potential realizable values are computed by:

        - multiplying the number of Ordinary Shares subject to a given option by $70.44 per share, which was the closing price per Ordinary Share as reported on the Nasdaq National Market on March 31, 2000, the last day of trading for fiscal 2000;

        - assuming that the aggregate option exercise price derived from the calculation compounds at the annual 5% or 10% rates should in the table for the entire five year term of the option; and

        -   subtracting from that result the aggregate option exercise price.

        The assumed 5% and 10% rates of share price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of future Ordinary Share prices.

                                                      INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE
                                NUMBER OF       PERCENT OF                                      VALUE AT ASSUMED ANNUAL
                                SECURITIES     TOTAL OPTIONS                                      RATES OF STOCK PRICE
                                UNDERLYING      GRANTED TO       EXERCISE                           APPRECIATION FOR
                                 OPTIONS         EMPLOYEES        PRICE       Expiration              OPTION TERM
            NAME                 GRANTED        IN FISCAL 2000  PER SHARE        Date              5%             10%
          -------              -----------      --------------  ---------     -----------      -----------    ------------
Michael E. Marks ......          300,000              6%         $29.00       09/30/2004       $18,270,382    $25,333,297
Michael McNamara ......          300,000              6           29.00       09/30/2004        18,270,382     25,333,297
Ronny Nilsson .........           80,000              2           29.00       09/30/2004         4,872,102      6,755,546
Robert R.B. Dykes .....          120,000              3           29.00       09/30/2004         7,308,153     10,133,319
Humphrey Porter .......           80,000              2           29.00       09/30/2004         4,872,102      6,755,546

AGGREGATED OPTION EXERCISED IN FISCAL 2000 AND OPTION VALUES AT MARCH 31, 2000

        The following table presents information concerning the exercise of options during fiscal 2000 by each of our Chief Executive Officer and four other most highly compensated executive officers, including the aggregate amount of gains on the date of exercise. The amounts set forth in the column entitled "Value Realized" represent the fair market value of the Ordinary Shares underlying the option on the date of exercise less the aggregate exercise price of the option.

        In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of March 31, 2000. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and $70.44 per share, which was the closing price per Ordinary Share as reported on the Nasdaq National Market on March 31, 2000, the last day of trading for fiscal 2000. These values, unlike the amounts set forth in the column entitled "Value Realized," have not been, and may never be, realized.



                                NUMBER OF                               NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                  SHARES                               UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                                ACQUIRED ON       VALUE              OPTIONS AT MARCH 31, 2000              MARCH 31, 2000
NAME                              EXERCISE       REALIZED            VESTED           UNVESTED          VESTED           UNVESTED
-----                           -----------    ------------         ---------         ---------      ------------      ------------
Michael E. Marks ......           575,488      $ 23,376,199         2,625,000         1,675,000      $184,898,438      $117,982,813
Michael McNamara ......            40,000         1,420,000           711,408           920,456        50,109,801        64,834,620
Ronny Nilsson .........           250,000        14,046,875           680,000                --        47,897,500                --
Robert R. B. Dykes ....            12,000           280,876           641,709           432,291        45,200,378        30,449,497
Humphrey Porter .......           233,000         9,322,750           262,500           417,500        18,489,844        29,407,656


EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

        Mr. Nilsson. In connection with the acquisition of two manufacturing facilities from Ericsson Business Networks AB located in Karlskrona, Sweden, we entered into an Employment and Noncompetition Agreement and a Services Agreement with Mr. Ronny Nilsson, each dated as of April 30, 1997.

        Pursuant to the Employment Agreement, Mr. Nilsson:

        - was appointed as our Senior Vice President, Europe for a four-year period;

        -   receives an annual salary of $250,000; and

        - is entitled to a bonus of up to 45% of his annual salary upon the successful completion of certain performance criteria.

        Pursuant to the Services Agreement, Mr. Nilsson is to perform management consultation and guidance services to us in consideration for

        - an aggregate of $775,000 which was paid between March 31, 1997 and April 15, 1998; and

        - the issuance by us to Mr. Nilsson of an interest-free loan in the amount of 400,000 kronor ($415,000 as of April 15, 1997, the date of the issuance of the loan) which was repaid by Mr. Nilsson in two installments of $210,000 on September 15, 1997 and $205,000 on April 15, 1998.

        In connection with Mr. Nilsson's repayment of the interest-free loan, on April 15, 1998 we paid to Mr. Nilsson as compensation an amount equal to the two installments paid by Mr. Nilsson.


DIRECTOR COMPENSATION

        Each individual who first becomes a non-employee Board member is granted a stock option to purchase 60,000 Ordinary Shares. After this initial grant, on the date of each Annual General Meeting, each individual who is at that time serving as a non-employee director receives a stock option to purchase 12,000 Ordinary Shares, all pursuant to the automatic option grant provisions of our 1993 Share Option Plan. Pursuant to this program, Messrs. Ahkong, Moritz, Sharp, Foley and Hui each received option grants for 12,000 Ordinary Shares in fiscal 2000. In addition, all directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No non-employee Director receives any cash compensation for services rendered as a director. No director who is our employee receives compensation for services rendered as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The members of the compensation committee of our Board of Directors during fiscal 2000 were Mr. Sharp and Mr. Moritz. None of our officers serve on our compensation committee. No interlocking relationships exist between our Board of Directors or compensation committee and the board of directors or compensation committee of any other company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by us under those statutes, the following Compensation Committee Report on Executive Compensation will not be incorporated by reference into any of those prior filings; nor will such report be incorporated by reference into any future filings made by us under those statutes.

     The Compensation Committee of the Board of Directors sets the base salary of our executive officers and approves individual bonus programs for executive officers. The Committee took no action with respect to executive compensation in fiscal 2000, other than approving certain year-end bonuses earned in accordance with a bonus plan previously adopted by the Board of Directors and authorizing salary increases and option grants to five executive officers. Option grants to executive officers are made by the Committee, and the Committee has complete discretion in establishing the terms of each such grant. The following is a summary of our policies that affect the compensation paid to executive officers, as reflected in the tables and text set forth elsewhere in this Proxy Statement.

     General Compensation Policy. Our overall policy is to offer our executive officers cash-based and equity-based compensation opportunities based upon their personal performance, our financial performance and their contribution to that performance. One of our primary objectives is to have a significant portion of each officer's compensation contingent upon our performance as well as upon his or her own level of performance. The principal factors taken into account in establishing each executive officer's compensation package are summarized below. Additional factors may be taken into account to a lesser degree, and the relative weight given to each factor varies with each individual in the discretion of the Committee. The Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years.

     Cash-Based Compensation. We set base salary for executive officers on the basis of personal performance and internal and industry comparability considerations. Bonuses are paid at the discretion of the Committee. In determining the amount of the bonus to be paid to each executive officer, including the Chief Executive Officer, we first establish a percentage of the officer's base salary as a target bonus. The amount of the actual bonus paid to the officer can be greater or less than this percentage, and depends on our net income, the performance of our operations that are under the officer's supervision and other performance factors, each as compared to budgeted performance for the period. We also have a 401(k) retirement savings plan for U.S. employees to which it can contribute a portion of profits and such contribution is allocated to eligible participants in proportion to their total compensation for the year relative to the total aggregate compensation for all eligible participants. We believe that all employees share the responsibility of achieving profits.

     Long-Term Equity-Based Compensation. The Committee intends to make stock option grants from time to time. Each grant is designed to align the interests of the executive officer with those of the shareholders and provide each individual with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business. Each grant generally allows the officer to acquire our Ordinary Shares at a fixed price per share (the market price on the grant date) over a specified period of time (up to five (5) years), thus providing a return to the officer only if he or she remains in the our employ and the market price of the shares appreciates over the option term. The size of the option grant to each executive officer generally is set at a level that is intended to create a meaningful opportunity for share ownership based upon the individual's current position with us, but there is also taken into account the individual's potential for future responsibility and promotion over the option term, the individual's personal performance in recent periods and the number of options held by the individual at the time of grant. The relative weight given to these factors varies with each individual in the sole discretion of the Committee.

     CEO Compensation. Mr. Marks' base salary is based on our expectation of his personal performance and comparisons to the base salaries of other our executive officers and in the industry.

     With respect to Mr. Marks' base salary, it is our intent to provide him with a level of stability and certainty each year and not have this particular component of compensation affected to any significant degree by short-term company performance factors. However, in recognition of our rapid growth and corresponding expansion of Mr. Marks' responsibilities, Mr. Marks' base salary was increased from $400,000 in fiscal 1999 to $450,000 in fiscal 2000. In fiscal 2000, the Committee granted Mr. Marks an option to purchase 300,000 Ordinary Shares at an exercise price of $29.00 per share. The Committee based its decision regarding the size of the option grant to Mr. Marks on an analysis of option grants to CEOs in the industry with similar responsibilities. We also provided for the acceleration of all Mr. Marks' unvested options in the event that, following certain mergers or acquisitions by us, Mr. Marks' employment with us is terminated or his duties are substantially reduced or changed. In addition, on April 16, 1995, our U.S. subsidiary, Flextronics International USA, loaned $500,000 to Mr. Marks. During fiscal 2000, Flextronics International USA forgave the remaining outstanding principal amount on this loan of $200,000, plus $26,517 in accrued interest on this loan. This forgiveness of the 1995 loan was based on the Board's subjective judgment that it was appropriate in view of Mr. Marks' performance in fiscal 2000, including his significant role in the substantial growth in our net sales and the development and strengthening of customer relationships with leading OEMs such as Ericsson, Cisco Systems and Microsoft Corporation, as well as his role in recruiting several new executive officers and directors.

     Deduction Limit for Executive Compensation. Section 162(m) of the Internal Revenue Code limits federal income tax deductions for compensation paid to the chief executive officer and the four other most highly compensated officers of a public company to $1.0 million per year, but contains an exception for performance-based compensation that satisfies certain conditions.

     We believe that stock options granted to our executives qualify for the performance-based exception to the deduction limit and because it is unlikely that other compensation payable to any of our executives would exceed the deduction limit in the near future the Committee has not yet qualified compensation other than options for the performance-based exception. In approving the amount and form of compensation for our executives, the Committee will continue to consider all elements of cost to us of providing that compensation.

                            Submitted by the Compensation Committee
                            of our Board of Directors:

                            Richard L. Sharp
                            Michael J. Moritz

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth information as of June 30, 2000 regarding the beneficial ownership of the our Ordinary Shares, by

        - each shareholder known to us to be the beneficial owner of more than 5% of our common stock;

        -   each director;

        -   each executive officer named in the Summary Compensation Table under
            Item 11; and

        -   all directors and executive officers named in Item 10, as a group.

        This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Where information regarding shareholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Ordinary Shares subject to options that are currently exercisable or exercisable within 60 days of June 30, 2000 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

        In the table below, percentage ownership is based upon 198,465,868 Ordinary Shares outstanding as of June 30, 2000.



                                                            SHARES BENEFICIALLY OWNED
                   NAME OF BENEFICIAL OWNER                NUMBER OF SHARES     PERCENT
                   ------------------------                ----------------     -------
5% SHAREHOLDERS
Pilgrim Baxter & Associates, Ltd.(1).....................     9,896,000           5.0%
     825 Duportail Road
     Wayne, Pennsylvania 19087
Marsh & McLennan Companies, Inc.(2)......................     9,843,482           5.0
     1166 Avenue of the Americas
     New York, New York 10036
FMR Corporation(3).......................................     9,132,300           4.6
     82 Devonshire Street
     Boston, Massachusetts 02109
Ronald Baron(4)..........................................     7,190,588           3.6
     c/o Baron Capital Management, Inc.
     767 Fifth Avenue, 24th Floor
     New York, New York 10153
AXA Financial, Inc.(5)...................................     6,735,830           3.4
     1290 Avenue of the Americas
     New York, New York 10104

EXECUTIVE OFFICERS AND DIRECTORS
Hui Shing Leong(6).......................................     3,966,900           2.0
Michael E. Marks(7)......................................     2,492,865           1.2
Richard L. Sharp(8)......................................     1,594,976            *
Michael McNamara(9)......................................       671,393            *
Robert R. B. Dykes(10)...................................       591,823            *
Michael J. Moritz(11)....................................       377,768            *
Ronny Nilsson(12)........................................       350,000            *

                                                            SHARES BENEFICIALLY OWNED
                   NAME OF BENEFICIAL OWNER                NUMBER OF SHARES     PERCENT
                   ------------------------                ----------------     -------
Tsui Sung Lam(13)........................................        175,158           *
Humphrey Porter(14)......................................         92,000           *
Patrick Foley(15)........................................         77,500           *
Chuen Fah Alain Ahkong(16)...............................         37,500           *
All 15 directors and executive officers as a group 17)...     11,526,608          5.7%
                                                              -----------      ---------

*    Less than 1%.

(1)  Based on information supplied by Pilgrim Baxter & Associates, Ltd. in a
     Schedule 13G filed with the Securities and Exchange Commission on February 8, 1999.

(2) Based on information supplied by Marsh & McLennan Companies, Inc. ("Marsh") in a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2000, includes 28,074 shares with respect to which The Putnam Advisory Company, Inc. ("PAC") and Putnam Investments, Inc. ("PI") have sole investment power. In addition, PAC beneficially owns 435,914 shares, PI beneficially owns 9,843,482 shares, and Putnam Investment Management, Inc. ("PIM") beneficially owns 9,407,568 shares. PI, a wholly owned subsidiary of Marsh, wholly owns PAC and PI. PAC and PI have depository power over these shares as investment managers.

(3) Based on information supplied by FMR Corp. in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2000. FMR Corp. has sole voting power with respect to 322,600 shares and sole investment power with respect to 9,132,300 shares. Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp., beneficially owns 8,588,600 shares. Fidelity Management Trust Company, a wholly owned subsidiary of FMR Corp., is the beneficial owner of 522,100 shares. The Schedule 13G was filed jointly by FMR Corp., Edward C. Johnson 3d, Chairman of FMR Corp., and Abigail P. Johnson, Director of FMR Corp.

(4) Based on information supplied by Mr. Baron in a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2000, includes 91,400 shares held by the investment advisory clients of Baron Capital Management, Inc. ("BCM"), a wholly-owned subsidiary of Baron Capital, Inc. ("BCI"), and 6,020,000 shares held by the investment advisory clients of BAMCO, Inc. ("BAMCO") and Baron Asset Fund ("BAF"). BAF is an advisory client of BAMCO. Pursuant to discretionary agreements, BCM and BAMCO hold the power to vote and dispose of the shares in the advisory accounts. BCI and BAMCO are wholly-owned subsidiaries of Baron Capital Group, Inc. ("BCG"). Mr. Baron owns a controlling interest in BCG, and may be deemed to share power to vote and dispose of these shares.

(5) Based on information supplied by AXA Financial, Inc. in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2000, includes 6,389,240 shares beneficially owned by Alliance Capital Management L.P. ("Alliance"), 104,740 shares beneficially owned by Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), 230,600 shares beneficially owned by The Equitable Life Assurance Society of the United States ("TELAS") and 11,250 shares beneficially owned by Wood, Struthers & Winthrop Management Corporation ("WSW"). AXA Financial, Inc. is the parent holding company of Alliance, DLJ, TELAS and WSW. AXA beneficially owns a majority of AXA Financial, Inc. The following entities as a group control AXA: AXA Conseil Vie Assurance Mutuelle, AXA Assurances I.A.R.D. Mutuelle and AXA Courtage Assurance Mutuelle.

(6) Includes 2,257,600 shares beneficially owned by Great Empire Limited Trust. Mr. Hui, the trustee of Great Empire Limited Trust, has voting and investment power over such shares and may be deemed to beneficially own such shares. Mr. Hui disclaims beneficial ownership of all such shares except to the extent of his proportionate interest therein. Includes 6,000 shares subject to options exercisable within 60 days after June 30, 2000 held by Mr. Hui.

(7) Includes 12,000 shares held by the Justin Caine Marks Trust and 12,000 shares held by the Amy G. Marks Trust. Also includes 1,435,683 shares subject to options exercisable within 60 days after June 30, 2000 held by Mr. Marks.

(8) Includes 240,000 shares beneficially owned by Bethany Limited Partnership. Mr. Sharp, the general partner of Bethany Limited Partnership, has voting and investment power over such shares and may be deemed to beneficially own such shares. Mr. Sharp disclaims beneficial ownership of all such shares except to the extent of his proportionate interest therein. Also includes 77,500 shares held by RLS Charitable Remainder Unitrust of which Mr. Sharp is a co-trustee and 41,500 shares subject to options exercisable within 60 days after June 30, 2000 held by Mr. Sharp.

(9) Represents 671,393 shares subject to options exercisable within 60 days after June 30, 2000 held by Mr. McNamara.

(10) Includes 577,917 shares subject to options exercisable within 60 days after June 30, 2000 held by Mr. Dykes.

(11) Includes 320,668 shares held by Sequoia Capital VII, a limited partnership and 15,600 shares held by Sequoia Technology Partners VII, a limited partnership. The general partner of Sequoia Capital VII and Sequoia Technology Partners VII is Sequoia Capital VII-A Management, LLC. Mr. Moritz is a general partner of Sequoia Capital VII-A Management, LLC. Also includes 41,500 shares subject to options exercisable within 60 days after June 30, 2000 held by Mr. Moritz.

(12) Represents 350,000 shares subject to options exercisable within 60 days after June 30, 2000 held by Mr. Nilsson.

(13) Represents 175,158 shares subject to options exercisable within 60 days after June 30, 2000 held by Mr. Tsui.

(14) Represents 92,000 shares subject to options exercisable within 60 days after June 30, 2000 held by Mr. Porter.

(15) Represents 77,500 shares subject to options exercisable within 60 days after June 30, 2000 held by Mr. Foley.

(16) Represents 37,500 shares subject to options exercisable within 60 days after June 30, 2000 held by Mr. Ahkong.

(17) Includes 4,148,007 shares subject to options exercisable within 60 days after June 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Other than compensation agreements and other arrangements, which are described in "Item 11. Executive Compensation" and the transactions described below, during fiscal 2000, there was not, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

        -   in which the amount involved exceeded or will exceed $60,000, and

        - in which any director, executive officer, holder of more than 5% of our Ordinary Shares or any member of their immediate family had or will have a direct or indirect material interest.

LOANS TO EXECUTIVE OFFICERS

        Mr. Marks. On April 16, 1995, our U.S. subsidiary, Flextronics International USA, Inc., which we refer to in this section as Flextronics USA, loaned $500,000 to Mr. Michael Marks, our Chairman of the Board and Chief Executive Officer. Mr. Marks executed a promissory note in favor of Flextronics USA that matured on April 16, 2000. During fiscal 1997, Flextronics USA forgave a total of $200,000 of outstanding principal amount and $26,340 in accrued interest. During fiscal 1999, Flextronics USA forgave a total of $100,000 of outstanding principal amount and $97,634 in accrued interest. During fiscal 2000, Flextronics USA forgave the remaining balance of $200,000 of outstanding principal and $26,516.80 in accrued interest.

        On November 6, 1997, Flextronics USA loaned $1.5 million to Mr. Marks. Mr. Marks executed a promissory note in favor of Flextronics USA that bears interest at a rate of 7.259% and matures on November 6, 2002. This loan is secured by certain assets owned by Mr. Marks. During fiscal 2000, Mr. Marks paid $1,500,000 in principal and $64,999.98 in accrued interest.

        Mr. McNamara. On October 22, 1996, Flextronics USA loaned $136,000 to Mr. Michael McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest at a rate of 7% and matures on October 22, 2001. The remaining outstanding balance of the loan as of March 31, 2000 was $169,818.41 (representing $135,900 in principal and $33,918.41 in accrued interest).

        On November 25, 1998, Flextronics USA loaned $130,000 to Mr. McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest at a rate of 7.25% and matures on November 25, 2003. The remaining outstanding balance of the loan as of March 31, 2000 was $142,529.67 (representing $130,000 in principal and $12,529.67 in accrued interest).

        Mr. Nilsson. On February 4, 1999, we loaned $410,000 to Mr. Ronny Nilsson. Mr. Nilsson executed a promissory note in favor of us and the note matured on March 31, 2000.

        Mr. Dykes. On January 15, 1999, Flextronics USA loaned $200,000 to Mr. Robert Dykes. Mr. Dykes executed a promissory note in favor of Flextronics USA that bears interest at a rate of 7.25% and matures on January 15, 2004. The remaining outstanding balance of the loan as of March 31, 2000 was $217,243.30 (representing $200,100 in principal and $17,143.30 in accrued interest).

        Mr. Smach. In April, 2000, Flextronics USA loaned $1,000,000 to Mr. Thomas J. Smach. Mr. Smach executed a Loan and Security Agreement and a promissory note in favor of Flextronics USA that matures on termination of employment.

        Mr. Snyder. In April, 2000, Flextronics USA loaned $1,000,000 to Mr. Ronald R. Snyder. Mr. Snyder executed a Loan and Security Agreement and a promissory note in favor of Flextronics USA that matures on termination of employment.

TRANSACTION WITH DIRECTOR

        We paid approximately $114,980 to Pioneer Management Services Pte. Ltd., a tax consulting and planning firm, in fiscal 2000 in connection with tax and corporate services provided to us related to our Asian operations. Chuen Fah Alain Ahkong, one of our directors, is a director of Pioneer.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereto duly authorized.

Date : July 31, 2000

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

           SIGNATURE                                TITLE                           DATE
           ---------                                -----                           ----

/s/ MICHAEL E. MARKS                    Chairman of the Board, and             July 31, 2000
-----------------------------------     Chief Executive Officer
Michael E. Marks                        (principal executive officer)

/s/ ROBERT R.B. DYKES*                  President, Systems Group and           July 31, 2000
-----------------------------------     Chief Financial Officer
Robert R.B. Dykes

/s/ THOMAS J. SMACH*                    Vice President of Finance              July 31, 2000
-----------------------------------     (principal financial and
Thomas J. Smach                         accounting officer)

/s/ TSUI SUNG LAM*                      Director                               July 31, 2000
-----------------------------------
Tsui Sung Lam

/s/ MICHAEL J. MORITZ*                  Director                               July 31, 2000
-----------------------------------
Michael J. Moritz

/s/ RICHARD L. SHARP*                   Director                               July 31, 2000
-----------------------------------
Richard L. Sharp

                                        Director                               July 31, 2000
-----------------------------------
Patrick Foley

/s/ ALAIN AHKONG*                       Director                               July 31, 2000
-----------------------------------
Alain Ahkong

/s/ HUI SHING LEONG*                    Director                               July 31, 2000
-----------------------------------
Hui Shing Leong

*By: /s/ MICHAEL E. MARKS
    -------------------------------
    Michael E. Parks
    Attorney-in-fact