Form 10-Q
period 2000-06-30
FLEXTRONICS INTERNATIONAL LTD
filed 2000-08-14
CIK 866374

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

                  For the quarterly period ended June 30, 2000

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

                            ------------------------

                                MICHAEL E. MARKS
                             CHIEF EXECUTIVE OFFICER
                         FLEXTRONICS INTERNATIONAL LTD.
                             11 UBI ROAD 1 #07-01/02
                           MEIBAN INDUSTRIAL BUILDING
                                SINGAPORE 408723
                                  (65) 844-3366
            (NAME, ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
                   INCLUDING AREA CODE, OF AGENT FOR SERVICE)

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        At August 5, 2000, there were 200,135,541 Ordinary Shares, S$0.01 par value, outstanding.

                        FLEXTRONICS INTERNATIONAL LIMITED
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                       Page
                                                                                                       -----
Item 1. Financial Statements
               Condensed Consolidated Balance Sheets - June 30, 2000 and March 31, 2000 ..........       3
               Condensed Consolidated Statements of Operations - Three Months Ended June 30,
                2000 and June 25, 1999 ...........................................................       4
               Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30,
                2000 and June 25, 1999 ...........................................................       5
               Notes to Condensed Consolidated Financial Statements ..............................      6-12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations ............................................................................     13-23

                                     PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .........................................................      24

         Signatures ..............................................................................      25

ITEM 1. FINANCIAL STATEMENTS

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                      June 30,         March 31,
                                                                        2000             2000
                                                                    -----------       ----------
                                                                    (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ..................................      $   769,483       $  725,647
  Accounts receivable, net ...................................        1,057,828          861,764
  Inventories ................................................        1,415,268          992,711
  Deferred income taxes and other current assets .............          289,680          255,379
                                                                    -----------       ----------
          Total current assets ...............................        3,532,259        2,835,501

  Property and equipment, net ................................        1,239,396        1,095,485
  Other non-current assets ...................................          438,893          394,999
                                                                    -----------       ----------
           Total assets ......................................      $ 5,210,548       $4,325,985
                                                                    ===========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank borrowings and current portion of long-term debt ......      $   184,951       $  380,003
  Current portion of capital lease obligations ...............           17,039           16,528
  Accounts payable and accrued liabilities ...................        1,268,785        1,033,100
  Other current liabilities ..................................          348,022          256,376
                                                                    -----------       ----------
          Total current liabilities ..........................        1,818,797        1,686,007
                                                                    -----------       ----------

Long-term debt, net of current portion .......................          835,633          343,509
Capital lease obligations, net of current portion ............           32,047           36,095
Other long-term liabilities ..................................           44,193           36,554
Minority interest ............................................           11,686            9,747
                                                                    -----------       ----------
          Total long-term liabilities ........................          923,559          425,905
                                                                    -----------       ----------

Shareholders' Equity:
  Ordinary Shares ............................................            1,512            1,473
  Additional paid-in capital .................................        2,516,700        1,827,651
  Retained (deficit) earnings ................................          (23,787)         375,722
  Accumulated other comprehensive income (loss) ..............          (26,233)           9,227
                                                                    -----------       ----------
          Total shareholders' equity .........................        2,468,192        2,214,073
                                                                    -----------       ----------
          Total liabilities and shareholders' equity .........      $ 5,210,548       $4,325,985
                                                                    ===========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Three months ended
                                                        --------------------------
                                                          June 30,        June 25,
                                                           2000             1999
                                                        -----------       --------

Net ..............................................      $ 2,285,732       $956,367
sales
Cost of sales ....................................        2,116,467        861,023
Unusual charges ..................................           83,721             --
                                                        -----------       --------
       Gross margin ..............................           85,544         95,344
                                                        -----------       --------
Selling, general and administrative ..............           72,145         50,549
Goodwill and intangibles amortization ............            4,930          2,919
Unusual charges ..................................          409,383             --
Interest and other (income) expense, net .........          (12,288)         9,516
                                                        -----------       --------
       Income (loss) before income taxes .........         (388,626)        32,360

Provision for (benefit from) income taxes ........          (19,563)         4,358
                                                        -----------       --------
       Net income (loss) .........................      $  (369,063)      $ 28,002
                                                        ===========       ========
Earnings (loss) per share:
  Basic ..........................................      $     (1.92)      $    .19
  Diluted ........................................      $     (1.92)      $    .18

Shares used in computing per share amounts:
  Basic ..........................................          191,938        148,966
  Diluted ........................................          191,938        162,366


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                             Three months ended
                                                                          -------------------------
                                                                           June 30,        June 25,
                                                                             2000            1999
                                                                          ---------       ---------

Net cash (used in)provided by operating activities .................      $(325,578)      $   6,420
                                                                          ---------       ---------
Cash flows from investing activities:
  Additions to property, plant and equipment .......................       (193,498)        (67,988)
  Proceeds from sales of property, plant and equipment .............         10,839           9,195
  Proceeds from sale of investments and certain subsidiaries .......         32,900          12,000
  Payments for business acquisitions, net of cash acquired .........        (28,838)        (24,524)
  Investments in minority owned entities ...........................             --         (20,510)
  Other ............................................................             --          (4,796)
                                                                          ---------       ---------
Net cash used in investing activities ..............................       (178,597)        (96,623)
                                                                          ---------       ---------
Cash flows from financing activities:
  Short-term credit facility repayments ............................       (134,717)             --
  Repayments of capital lease obligations ..........................         (5,158)         (7,023)
  Repayments of long-term debt .....................................       (281,649)        (18,527)
  Bank borrowings and proceeds from long-term debt .................        639,416          61,691
  Proceeds from stock issued under stock plans .....................         13,473           2,961
  Net proceeds from sale of ordinary shares ........................        375,920              --
  Other ............................................................             --             383
                                                                          ---------       ---------
Net cash provided by financing activities ..........................        607,285          39,485
                                                                          ---------       ---------
Effect on cash from:
  Exchange rate changes on cash ....................................         (3,301)        (12,388)
  Adjustment to conform fiscal year of pooled entities .............        (55,973)             --
                                                                          ---------       ---------
Net increase (decrease) in cash and cash equivalents ...............         43,836         (63,106)
Cash and cash equivalents at beginning of period ...................        725,647         275,926
                                                                          ---------       ---------
Cash and cash equivalents at end of period .........................      $ 769,483       $ 212,820
                                                                          =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

Note A - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's annual audited consolidated financial statements as of and for the fiscal year ended March 31, 2000 contained in the Company's fiscal 2000 annual report on Form 10-K and the Company's current report on Form 8-K dated June 12, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

        In April 2000, Flextronics acquired 100% of the outstanding shares of The DII Group, Inc. ("DII") and Palo Alto Products International Pte. Ltd. ("Palo Alto Products International"). Both acquisitions were accounted for as pooling-of-interests and the consolidated financial statements have been prepared to give retroactive effect to the mergers.

        DII is a leading provider of electronics manufacturing and design services, operating through a global operations network in the Americas, Asia/Pacific and Europe. As a result of the merger, the Company issued 62,768,139 ordinary shares for all of the outstanding shares of DII common stock, based upon the exchange ratio of 1.61 Flextronics ordinary shares for each share of DII common stock. DII operated under a calendar year end prior to merging with Flextronics and, accordingly, DII's balance sheets, statements of operations, shareholders' equity and cash flows as of December 31, 1998 and 1999 and for each of the three years ended December 31, 1999 have been combined with the Company's consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000. Starting in fiscal 2001, DII changed its year end from December 31 to March 31 to conform to the Company's fiscal year end. Accordingly, DII's operations for the three months ended March 31, 2000 have been excluded from the consolidated results of operations for fiscal 2001 and reported as an adjustment to retained earnings in the first quarter of fiscal 2001.

        Palo Alto Products International is an enclosure design and plastic molding company with operations in Taiwan, Thailand and the United States. The Company merged with Palo Alto Products International by exchanging 3,618,374 ordinary shares of Flextronics for all of the outstanding shares of Palo Alto Products International common stock. Palo Alto Products International operated under the same fiscal year end as Flextronics, and accordingly, Palo Alto Products International's balance sheets, statements of operations, shareholders' equity and cash flows have been combined with the Company's consolidated financial statements as of March 31, 1999 and 2000 and for each of the fiscal years ended March 31, 2000.

        A reconciliation of results of operations previously reported by the separate companies for the three months ended June 25, 1999 to the results in this Form 10-Q is as follows (in thousands):

Net revenues:
  As previously reported                     $ 685,641
  DII                                          247,468
  Palo Alto Products International              23,588
  Intercompany elimination                       (330)
                                             ---------
  As restated                                $ 956,367
                                             =========
Net income :
  As previously reported                       $18,854
  DII                                            8,883
  Palo Alto Products International                 265
                                             ---------
  As restated                                  $28,002
                                             =========

Note B - INVENTORIES

        Inventories consist of the following (in thousands):

                                     June 30,       March 31,
                                       2000           2000
                                    ----------      --------
Raw materials ................      $1,065,065      $747,822
Work-in-process ..............         217,058       160,171
Finished goods ...............         133,145        84,718
                                    ----------      --------
                                    $1,415,268      $992,711
                                    ==========      ========

Note C - UNUSUAL CHARGES

        During the first quarter of fiscal 2001, the Company recognized unusual pre-tax charges of $493.1 million. These unusual charges were comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola combined with approximately $206.6 million of expenses resulting from the DII and Palo Alto Products International business combinations.

        On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. See Note I for further information concerning the strategic alliance. In connection with this strategic alliance, Motorola will pay $100.0 million for an equity instrument that entitles it to acquire 11,000,000 Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds to be received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001.

        In connection with the DII and Palo Alto Products International mergers, the Company recorded aggregate merger-related charges of $206.6 million, which included approximately $133.3 million of integration expenses and approximately $73.3 million of direct transaction costs. As discussed below, $83.7 million of the unusual charges relating to integration expenses have been classified as a component of Cost of Sales. The components of the merger-related unusual charges recorded are as follows (in thousands):


                                                                  NATURE OF
                                                    AMOUNT          CHARGE
                                                   --------      ------------
Integration Costs:
  Severance                                        $ 62,487      cash
  Long-lived asset impairment                        46,646      non-cash
  Inventory write-downs                              11,863      non-cash
  Other exit costs                                   12,338      cash/non-cash
                                                   --------
      Total Integration Costs                       133,334

Direct Transaction Costs:
  Professional fees                                  50,851      cash
  Other costs                                        22,382      cash/non-cash
                                                   --------
      Total Direct Transaction Costs                 73,233
                                                   --------
  Total merger-related unusual pre-tax charges     $206,567
                                                   ========


        As a result of the consummation of the DII and Palo Alto Products International business combinations, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure and the identification of manufacturing and administrative facilities for consolidation into other facilities. Management currently anticipates that the integration costs and activities to which all of these charges relate will be substantially completed within fiscal 2001, except for certain long-term contractual obligations. The following table summarizes the components of the integration costs and activity related to the first quarter of fiscal 2001:

                                                      Long-Lived                     Other
                                                        Asset                         Exit
                                        Severance     Impairment     Inventory        Costs           Total
                                        ---------     ----------     ---------       --------       ---------
Balance at March 31, 2000 ........      $     --       $     --       $     --       $     --       $      --
Activities during the year:
  2001 provision .................        62,487         46,646         11,863         12,338         133,334
  Cash charges ...................       (35,800)            --             --         (4,753)       (40,553)
  Non-cash charges ...............            --        (46,646)        (4,315)            --         (50,961)
                                        --------       --------       --------       --------       ---------
Balance at June 30, 2000 .........      $ 26,687       $     --       $  7,548       $  7,585       $  41,820
                                        ========       ========       ========       ========       =========


        Of the total pre-tax integration charges, $62.5 million relates to employee termination costs, of which, $12.9 million have been classified as a component of Cost of Sales. As of June 30, 2000, approximately 1,052 people have been terminated, and approximately another 940 people have been notified that they are to be terminated upon completion of the various facility closures and consolidations. The Company paid approximately $35.8 million of employee termination costs during the first quarter of fiscal 2001. The remaining $26.7 million of employee termination costs is classified as accrued liabilities as of June 30, 2000 and is expected to be paid out by the end of fiscal 2001.

        The unusual pre-tax charges include $46.6 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales. Included in the long-lived asset impairment are charges of $43.7 million, which relate to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their net realizable value based on their estimated sales price. Certain facilities will remain in service until their anticipated disposal date in the latter part of the second quarter of fiscal 2001. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the remaining net book value of the assets will be depreciated over this period. The impaired long-lived assets consisted primarily of machinery and equipment and building and improvements of $41.0 million and $2.7 million, respectively. The long-lived asset impairment also includes the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $2.9 million.

        The unusual pre-tax charges also include approximately $24.2 million for losses on inventory write-downs and other exit costs which resulted from the integration plans, which have been classified as a component of Cost of Sales. The Company has written off and disposed of approximately $4.3 million of inventory. The remaining $7.5 million of inventory write-downs was accrued for and classified as inventory reserve as of June 30, 2000 and is expected to be utilized by the end of fiscal 2001. The $12.3 million of other exit costs relates primarily to items such as lease termination costs, incremental amounts of uncollectible accounts receivable, legal and other exit costs, incurred directly as a result of the exit plan. The Company paid approximately $4.8 million of the other exit costs during the first quarter of fiscal 2001. The remaining $7.6 million is classified in accrued liabilities as of June 30, 2000 and is expected to be paid out by the end of the second quarter of fiscal 2001, except for certain long-term contractual obligations.

        The direct transaction costs include approximately $50.9 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the transactions. Other direct transaction costs which totaled approximately $22.4 million was mainly comprised of $8.9 million of accelerated debt prepayment expense, $6.3 million of accelerated executive stock compensation and $7.2 million of other merger-related costs. The Company paid approximately $70.2 million of the direct transaction costs during the first quarter of fiscal 2001. The remaining $3.1 million is classified in accrued liabilities as of June 30, 2000 and is expected to be substantially paid out by the end of the second quarter of fiscal 2001.


Note D - EARNINGS PER SHARE

        Diluted net income per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options and are computed using the treasury stock method. Earnings per share data were computed as follows for the three month periods ended June 30, 2000 and June 25, 1999:

                                                                   Three Months Ended
                                                                ------------------------
                                                                 June 30,       June 25,
                                                                   2000           1999
                                                                ---------       --------
                                                                 (in thousands, except
                                                                   per share amounts)
BASIC EPS:
Net income (loss) ........................................      $(369,063)      $ 28,002
Shares used in computation: ..............................             --             --
Weighted-average ordinary shares outstanding(1) ..........        191,938        148,966
                                                                =========       ========
Basic EPS ................................................      $   (1.92)      $   0.19
                                                                =========       ========
DILUTED EPS:
Net income (loss) ........................................      $(369,063)      $ 28,002
Plus income impact of assumed conversions:
  Interest expense (net of tax) on convertible
   subordinated notes ....................................             --            400
  Amortization (net of tax) of debt issuance cost on
   Convertible subordinated notes ........................             --             33
                                                                ---------       --------
  Net income available to shareholders ...................      $(369,063)      $ 28,435

SHARES USED IN COMPUTATION:
Weighted-average ordinary shares outstanding .............        191,938        148,966
Shares applicable to exercise of dilutive options(2) .....             --         10,190
Shares applicable to deferred stock compensation .........             --            293
Shares applicable to convertible subordinated notes ......             --          2,917
                                                                ---------       --------
  Shares applicable to diluted earnings ..................        191,938        162,366
                                                                =========       ========
Diluted EPS ..............................................      $   (1.92)      $   0.18
                                                                =========       ========

(1) Ordinary shares issued and outstanding based on the weighted average method.

(2) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. The ordinary share equivalents from stock options were antidilutive for the three months ended June 30, 2000, and therefore not assumed to be converted for diluted earnings per share computations. Options to purchase 271,194 weighted shares outstanding during the three month period ended June 25, 1999 were excluded from the computation of diluted earnings per share because the options exercise price was greater than the average market price of the Company's ordinary shares during those years.


Note E - COMPREHENSIVE INCOME (in thousands)

                                                             Three months ended
                                                          ------------------------
                                                           June 30,       June 25,
                                                             2000           1999
                                                          ----------      ---------
Net income (loss) ..................................      $(369,063)      $ 28,002
Other comprehensive income/(loss), net of tax:
  Foreign currency translation adjustments .........         (4,559)        (4,961)
  Unrealized holding gain on available-for-sale
    securities .....................................            959             --
                                                          ---------       --------
Comprehensive income (loss) ........................      $(372,663)      $ 23,041
                                                          =========       ========


Note F - SEGMENT REPORTING

        The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") during the fourth quarter of fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Mr. Michael Marks, Chairman of the Board and Chief Executive Officer, is the Company's chief decision maker. The Company operates and is managed internally by four geographic business segments. The operating segments include Asia, Americas, Western Europe, and Central Europe. Each operating segment has a regional president who reports to Mr. Marks.


        Information about segments was as follows (in thousands):

                                               Three months ended
                                          ----------------------------
                                            June 30,          June 25,
                                              2000             1999
                                          -----------       ---------
Net Sales :
 Asia ..............................      $   381,892       $ 165,572
 Americas ..........................        1,046,681         442,007
 Western Europe ....................          452,714         192,115
 Central Europe ....................          448,805         165,718
 Intercompany eliminations .........          (44,360)         (9,045)
                                          -----------       ---------
                                          $ 2,285,732       $ 956,367
                                          ===========       =========
Income (Loss) before Income Tax :
 Asia ..............................      $    22,715       $  13,954
 Americas ..........................           30,247           3,548
 Western Europe ....................            2,808           5,655
 Central Europe ....................            9,250           6,565
 Intercompany eliminations,
 corporate allocations and
 unusual charges ...................         (453,646)          2,638
                                          -----------       ---------
                                          $  (388,626)      $  32,360
                                          ===========       =========


                               As of           As of
                             June 30,        March 31,
                               2000            2000
                            ----------      ----------
Long-lived assets :
Asia .................      $  288,845      $  343,843
Americas .............         509,429         539,288
Western Europe .......         229,783         182,165
Central Europe .......         211,339         166,656
                            ----------      ----------
                            $1,239,396      $1,231,952
                            ==========      ==========


        For purposes of the preceding tables, "Asia" includes China, Malaysia, Singapore, Thailand and Taiwan, "Americas" includes the U.S., Mexico, and Brazil, "Western Europe" includes Denmark, Germany, Sweden, Switzerland, Norway, Finland, France, Scotland and United Kingdom, and "Central Europe" includes Austria, Czech Republic, Hungary, Ireland, and Italy.

        Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts. Income before income tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.


Note G - EQUITY OFFERING

        In June 2000, the Company completed an equity offering of 5.5 million Ordinary Shares at $71.25 per share with net proceeds of $375.9 million. The Company used the net proceeds from the offering to fund the further expansion of its business including additional working capital and capital expenditures, and for other general corporate purposes. The Company may also use a portion of the net proceeds for strategic acquisitions or investments.


Note H - SENIOR SUBORDINATED NOTES

        In June 2000, the Company issued approximately $645.0 million of senior subordinated notes, consisting of $500.0 million of 9.875% notes and euros 150.0 million of 9.75%. Interest is payable on July 1 and January 1 of each year, commencing January 1, 2001. The notes mature on July 1, 2010. The Company may redeem the notes on or after July 1, 2005. The indenture contains certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in asset sales, (iv) incur layered debt, (v) create liens on its properties and assets, and (vi) make distributions or pay dividends. The covenants are subject to a number of significant exceptions and limitations.


Note I - STRATEGIC ALLIANCE

        On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. This alliance provides incentives for Motorola to purchase approximately $32.0 billion of products and services from us through December 31, 2005. The relationship is not exclusive and does not require that Motorola purchase any specific volumes of products or services from the Company. The Company's ability to achieve any of the anticipated benefits of this relationship is subject to a number of risks, including its ability to provide services on a competitive basis and to expand manufacturing resources, as well as demand for Motorola's products. In connection with this strategic alliance, Motorola will pay $100.0 million for an equity instrument that entitles it to acquire 11,000,000 Flextronics ordinary shares at any time through December 31, 2005 upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds to be received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. During the term of the strategic alliance, if Motorola meets targeted purchase levels, no additional payments may be required by Motorola to acquire 11,000,000 Flextronics ordinary shares. However, there may be additional non-cash charges of up to $300.0 million over the term of the strategic alliance.


Note J - NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt SFAS No. 133 in the fourth quarter of fiscal 2001 and anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal 2001 and anticipates that SAB 101 will not have a material impact on its consolidated financial statements.

Note K -  SUBSEQUENT EVENTS

        On July 17, 2000, the Company completed an equity offering of 825,000 Ordinary Shares at $71.25 per share with net proceeds of $56.3 million, which represents the overallotment option on the equity offering completed in June 2000. The Company intends to use the net proceeds from the offering to fund working capital requirements and capital expenditures, and for other general corporate purposes. The Company may also use a portion of the net proceeds for strategic acquisitions or investments.

        On July 26, 2000, the Company announced a two-for-one stock split of its Ordinary Shares, to be effected in the form of a bonus issue (equivalent to a stock dividend), payable to the Company's shareholders of record as of September 22, 2000. The Company's shareholders of record at the close of business on September 22, 2000 will receive certificates representing one additional share for every one share held at that time. Distribution of the additional shares is expected to occur on or about October 16, 2000.

        On July 31, 2000, the Company announced the signing of definitive merger agreement to acquire Chatham Technologies, an enclosure company primarily for the telecommunications industry. Chatham Technologies is a leading global provider of integrated electronics packaging systems, with operations in Brazil, China, France, Mexico, Spain, Sweden and the United States. The merger agreement provides that the Company will issue a total of approximately 8.33 million ordinary shares in exchange for all of Chatham's outstanding stock, warrants and options. This merger is expected to be completed by the end of August 2000. Completion of the transaction is subject to applicable government approvals and various conditions of closing. The transaction is intended to be accounted for as a pooling-of-interests.

        On August 10, 2000 the Company announced the signing of a definitive merger agreement to acquire JIT Holdings Ltd., a global provider of electronics manufacturing and design services with operations in Singapore, China, Malaysia, Hungary and Indonesia. Under the terms of the merger, Flextronics will issue ordinary shares having a total value of approximately $640 million in exchange for all of the outstanding ordinary shares and options of JIT. The number of Flextronics shares to be issued is subject to a collar, so that the Flextronics shares to be issued cannot exceed approximately 9.85 million shares or be less than approximately 7.27 million shares. Based on Flextronics closing price of $77.375 on August 9, 2000, Flextronics would issue approximately 8.27 million shares of its stock. This merger is intended to be accounted for as a pooling-of-interests and is subject to certain closing conditions, including approval by JIT shareholders. The Company anticipates that the transaction will be completed at the end of November.

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

Acquisition, Purchases of Facilities and Other Strategic Transactions

        We have actively pursued mergers and other business acquisitions to expand our global reach, manufacturing capacity and service offerings and to diversify and strengthen customer relationships. We have completed several significant business combinations since the end of fiscal 2000. In April 2000, we acquired all of the outstanding shares of DII and Palo Alto Products International. Each of these acquisitions was accounted for as pooling of interests and our consolidated financial statements have been restated to reflect the combined operations of the merged companies for all periods presented.

        Additionally, we have completed a number of other smaller pooling-of-interests transactions. Prior period statements have not been restated for these transactions. We have also made a number of purchase acquisitions of other companies and manufacturing facilities. Our consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

        We have completed the following business combinations in the first quarter of fiscal 2001:


Date                Acquired Company              Nature of Business              Consideration          Location(s)
---------           -------------------           ---------------------           --------------         -----------
June 2000           Electronics, S.A. de C.V.     Manufactures PCB's              $8.9 million cash      Mexico

June 2000           Uniskor, Ltd                  Provides electronics            $20.0 million cash     Israel
                                                  manufacturing services

May 2000            Sample Rate Systems Oyj       Provides electronics            88,657 ordinary        Finland
                                                  manufacturing services          shares

May 2000            San Marco Engineering Srl     Provides electronics            275,000 ordinary       Italy
                                                  manufacturing services          shares

April 2000          Palo Alto Products            Provides industrial and         3,618,374 ordinary     Taiwan
                    International Pte. Ltd.       electronics manufacturing       shares                 Thailand
                                                  design services                                        California
                                                                                                         Texas

Date           Acquired Company          Nature of Business      Consideration       Location(s)
---------      -------------------       ------------------      --------------      -----------
April 2000     The DII Group, Inc.       Provides                62,768,139          California
                                         electronics             ordinary            Florida
                                         manufacturing           shares              Texas
                                         services                                    Minnesota
                                                                                     New York
                                                                                     Colorado
                                                                                     China
                                                                                     Malaysia
                                                                                     Singapore
                                                                                     Austria
                                                                                     Czech Republic
                                                                                     Germany
                                                                                     Ireland
                                                                                     Mexico
                                                                                     Brazil

Acquisitions of Manufacturing Facilities

        We have purchased a number of manufacturing facilities and related assets from customers and simultaneously entered into manufacturing agreements to provide electronics design, assembly and test services to these customers. The transactions were accounted for as purchases of assets. We have completed the following facilities purchases in the first quarter of fiscal 2001:

Date             Customer              Consideration   Facility Location(s)
------------     ------------------    -------------   --------------------
May 2000         Ascom                 $59.7 million   Switzerland
May 2000         Bosch Telecom GmbH    $98.3 million   Denmark

        We will continue to review opportunities to acquire OEM manufacturing operations and enter into business combinations and selectively pursue strategic transactions that we believe will further our business objectives. We are currently in preliminary discussions to acquire additional businesses and facilities. We cannot assure the terms of, or that we will complete, such acquisitions, and our ability to obtain the benefits of such combinations and transactions is subject to a number of risks and uncertainties, including our ability to successfully integrate the acquired operations and our ability to maintain and increase sales to customers of the acquired companies. See "Risk Factors -- We may encounter difficulties with acquisitions, which could harm our business".


Other Strategic Transactions

        On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. This alliance provides incentives for Motorola to purchase approximately $32.0 billion of products and services from us through December 31, 2005. The Company anticipates that this relationship will encompass a wide range of products, including cellular phones, pagers, set-top boxes and infrastructure equipment, and will involve a broad range of services, including design, PCB fabrication and assembly, plastics, enclosures and supply chain services. The relationship is not exclusive and does not require that Motorola purchase any specific volumes of products or services from the Company. The Company's ability to achieve any of the anticipated benefits of this relationship is subject to a number of risks, including its ability to provide services on a competitive basis and to expand manufacturing resources, as well as demand for Motorola's products. In connection with this strategic alliance, Motorola will pay $100.0 million for an equity instrument that entitles it to acquire 11,000,000 Flextronics ordinary shares at any time through December 31, 2005 upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds to be received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. During the term of the strategic alliance, if Motorola meets targeted purchase levels, no additional payments may be required by Motorola to acquire 11,000,000 Flextronics ordinary shares. However, there may be additional non-cash charges of up to $300.0 million over the term of the strategic alliance.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                      Three months ended
                                                     --------------------
                                                     June 30,    June 25,
                                                       2000        1999
                                                     --------    --------
Net sales ......................................      100.0%      100.0%
Cost of sales ..................................       92.6        90.0
Unusual charges ................................        3.7          --
                                                      -----       -----
     Gross margin ..............................        3.7        10.0
Selling, general and administrative ............        3.2         5.3
Goodwill and intangibles amortization ..........        0.2         0.3
Unusual charges ................................       17.9          --
Interest and other (income) expenses, net ......       (0.6)        1.0
                                                      -----       -----
     Income (loss) before income taxes .........      (17.0)        3.4
Provision for (benefit from) income taxes ......       (0.9)        0.5
                                                      -----       -----
     Net income (loss) .........................      (16.1)%       2.9%
                                                      =====       =====

     Net Sales

        We derive our net sales from our wide range of service offerings, including product design, semiconductor design, printed circuit board assembly and fabrication, material procurement, inventory management, plastic injection molding, final system assembly and test, packaging and distribution.

        Net sales for the first quarter of fiscal 2001 increased 139% to $2.3 billion from $956.4 million for the first quarter of fiscal 2000. The increase in net sales was primarily the result of expanding sales to our existing customer base (primarily our ten largest customers) and, to a lesser extent, sales to new customers. During the first quarter of fiscal 2001, the Company's five largest customers accounted for approximately 42% of net sales, with Ericsson accounting for approximately 10.7% of consolidated net sales. During the first quarter of fiscal 2000, the Company's five largest customers accounted for approximately 37% of net sales, with no customer accounting for more than 10% of consolidated net sales. See "-Certain Factors Affecting Operating Results
- The majority of our sales comes from a small number of customers; if we loss any of these customers, our sales could decline significantly" and "-We depend on the electronics industry which continually produces technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis would harm our business."

     Gross Margin

        Gross margin varies from period to period and is affected by a number of factors, including product mix, component costs, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions.

        Gross margin for the first quarter of fiscal 2001 decreased to 3.7% from 10.0% for the first quarter of fiscal 2000. The decrease in gross margin is primarily attributable to unusual pre-tax charges amounting to $83.7 million, which were associated with the integration costs as more fully described below in "unusual charges". Excluding these unusual charges, our gross margin decreased from 10.0% to 7.4%. Gross margin decreased due to several factors, including i) costs associated with expanding our facilities; ii) costs associated with the startup of new customers and new projects, which typically carry higher levels of underabsorbed manufacturing overhead costs until the projects reach higher volume production; and iii) changes in product mix to higher volume projects and final systems assembly projects, which typically have a lower gross margin.

        Increased mix of products that have relatively high materials costs as a percentage of total unit costs can adversely affect our gross margins. We believe that this and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations. See "-Certain Factors Affecting Operating Results - If we do not manage effectively the expansion of our operations, our business may be harmed."

     Unusual Charges

        During the first quarter of fiscal 2001, the Company recognized unusual pre-tax charges of $493.1 million. These unusual charges were comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola combined with approximately $206.6 million of expenses resulting from the DII and Palo Alto Products International business combinations.

        On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. See Note I for further information concerning the strategic alliance. In connection with this strategic alliance, Motorola will pay $100.0 million for an equity instrument that entitles it to acquire 11,000,000 Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds to be received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001.

        In connection with the DII and Palo Alto Products International mergers, the Company recorded aggregate merger-related charges of $206.6 million, which included approximately $133.3 million of integration expenses and approximately $73.3 million of direct transaction costs. As discussed below, $83.7 million of the unusual charges relating to integration expenses have been classified as a component of Cost of Sales. The components of the merger-related unusual charges recorded are as follows (in thousands):


                                                                 NATURE OF
                                                   AMOUNT          CHARGE
                                                   --------    --------------
Integration Costs:
  Severance                                        $ 62,487      cash
  Long-lived asset impairment                        46,646      non-cash
  Inventory write-downs                              11,863      non-cash
  Other exit costs                                   12,338      cash/non-cash
                                                   --------
      Total Integration Costs                       133,334

Direct Transaction Costs:
  Professional fees                                  50,851      cash
  Other costs                                        22,382      cash/non-cash
                                                   --------
      Total Direct Transaction Costs                 73,233
                                                   --------
  Total merger-related unusual pre-tax charges     $206,567
                                                   ========


        As a result of the consummation of the DII and Palo Alto Products International business combinations, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure and the identification of manufacturing and administrative facilities for consolidation into other facilities. Management currently anticipates that the integration costs and activities to which all of these charges relate will be substantially completed within fiscal 2001, except for certain long-term contractual obligations. The following table summarizes the components of the integration costs and activity related to the first quarter of fiscal 2001:

                                                   Long-Lived                       Other
                                                     Asset                          Exit
                                     Severance     Impairment      Inventory        Costs           Total
                                     ---------     ----------      ---------       --------       ---------
Balance at March 31, 2000 ......      $     --       $     --       $     --       $     --       $      --
Activities during the year:
  2001 provision ...............        62,487         46,646         11,863         12,338         133,334
  Cash charges .................       (35,800)            --         (4,753)       (40,553)
                                                                                                  ---------
  Non-cash charges .............            --        (46,646)        (4,315)            --         (50,961)
                                      --------       --------       --------       --------       ---------
Balance at June 30, 2000 .......      $ 26,687       $     --       $  7,548       $  7,585       $  41,820
                                      ========       ========       ========       ========       =========


        Of the total pre-tax integration charges, $62.5 million relates to employee termination costs, of which, $12.9 million have been classified as a component of Cost of Sales. As of June 30, 2000, approximately 1,052 people have been terminated, and approximately another 940 people have been notified that they are to be terminated upon completion of the various facility closures and consolidations. The Company paid approximately $35.8 million of employee termination costs during the first quarter of fiscal 2001. The remaining $26.7 million of employee termination costs is classified as accrued liabilities as of June 30, 2000 and is expected to be paid out by the end of fiscal 2001.

        The unusual pre-tax charges include $46.6 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales. Included in the long-lived asset impairment are charges of $43.7 million, which relate to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their net realizable value based on their estimated sales price. Certain facilities will remain in service until their anticipated disposal date in the later part of the second quarter of fiscal 2001. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the remaining net book value of the assets will be depreciated over this period. The impaired long-lived assets consisted primarily of machinery and equipment and building and improvements of $41.0 million and $2.7 million, respectively. The long-lived asset impairment also includes the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $2.9 million.

        The unusual pre-tax charges also include approximately $24.2 million for losses on inventory write-downs and other exit costs which resulted from the integration plans, which have been classified as a component of Cost of Sales. The Company has written off and disposed of approximately $4.3 million of inventory. The remaining $7.5 million of inventory write-downs was accrued for and classified as inventory reserve as of June 30, 2000 and is expected to be utilized by the end of fiscal 2001. The $12.3 million of other exit costs relates primarily to items such as lease termination costs, incremental amounts of uncollectible accounts receivable, legal and other exit costs, incurred directly as a result of the exit plan. The Company paid approximately $4.8 million of the other exit costs during the first quarter of fiscal 2001. The remaining $7.6 million is classified in accrued liabilities as of June 30, 2000 and is expected to be paid out by the end of the second quarter of fiscal 2001, except for certain long-term contractual obligations.

        The direct transaction costs include approximately $50.9 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the transactions. Other direct transaction costs which totaled approximately $22.4 million was mainly comprised of $8.9 million of accelerated debt prepayment expense, $6.3 million of accelerated executive stock compensation and $7.2 million of other merger-related costs. The Company paid approximately $70.2 million of the direct transaction costs during the first quarter of fiscal 2001. The remaining $3.1 million is classified in accrued liabilities as of June 30, 2000 and is expected to be substantially paid out by the end of the second quarter of fiscal 2001.

     Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the first quarter of fiscal 2001 increased to $72.1 million from $50.5 million for the first quarter of fiscal 2000 but decreased as a percentage of net sales to 3.2% for the first quarter of fiscal 2001 from 5.3% for the first quarter of fiscal 2000. The dollar increase in SG&A was primarily due to the continued investment in infrastructure such as sales, marketing, supply-chain management, information systems and other related corporate and administrative expenses. The decline in SG&A as a percentage of net sales reflects the increases in the Company's net sales, as well as its continued focus on controlling its operating expenses.

     Goodwill and Intangibles Amortization

        Goodwill and intangible asset amortization for the first quarter of fiscal 2001 increased to $4.9 million from $2.9 million for the same period of fiscal 2000. The increase in goodwill and intangible assets amortization in the first quarter was primarily due to the goodwill and intangible assets amortization associated with the additional 50% interest in FICO and the increased amount of contingent consideration issued to the former owners of Greatsino and Advanced Component Labs HK Ltd in Asia.

     Interest and Other (Income) Expense, Net

        Interest and other (income) expense, net was ($12.3) million for the first quarter of fiscal 2001 compared to $9.5 million for the first quarter of fiscal 2000. The decrease in interest and other (income) expense, net for the quarter ended June 30, 2000 was primarily attributable to the $22.4 million gain on sale of marketable equity securities, which was offset by increased interest expense associated with our increased borrowing.

     Provision for Income Taxes

        The consolidated effective tax rate for a particular period varies depending on the mix of earnings, operating loss carryforwards, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. The Company's consolidated effective tax rate was (5.0%) for the first quarter of fiscal 2001 compared to 13.5% for the comparable period of fiscal 2000. Excluding the unusual charges, the effective income tax rate in the first quarter of fiscal 2001 was 12.0%. The decrease in the effective tax rate was due primarily to the expansion of operations and increase in profitability in countries with lower tax rates or a tax holiday, the recognition of income tax loss and tax credit carryforwards and management's current assessment of the required valuation allowance. See "- Certain Factors Affecting Operating Results - We are subject to Risk of Increased Taxes."

     Liquidity and Capital Resources

        As of June 30, 2000, the Company had cash and cash equivalents totaling $769.5 million, total bank and other debts totaling $1.1 billion and $500.0 million available for future borrowing under its credit facility subject to compliance with certain financial covenants.

        Cash used by operating activities was $325.6 million for the first quarter of fiscal 2001 compared to cash provided by operating activities of $6.4 million for first quarter of fiscal 2000. Cash provided by operating activities decreased in the first quarter of fiscal 2001 from first quarter of fiscal 2000 because of significant increases in accounts receivable and inventory, offset by increases in depreciation and amortization and accounts payable.

        Accounts receivable, net of allowance for doubtful accounts increased to $1.1 billion at June 30, 2000 from $861.8 million at March 31, 2000. The increase in accounts receivable was primarily due to an increase of 139% in sales for the first quarter of fiscal 2001 over the comparable period in the prior year.

        Inventories increased to $1.4 billion at June 30, 2000 from $992.7 million at March 31, 2000. The increase in inventories was primarily the result of increased purchases of material to support the growing sales combined with the inventory acquired in connection with the manufacturing facility purchases in the first quarter of fiscal 2001.

        Cash used in investing activities was $178.6 million and $96.6 million for the first three months of fiscal 2001 and fiscal 2000, respectively. Cash used in investing activities for the first three months of fiscal 2001 was primarily related to (i) capital expenditures of $193.5 million to purchase equipment and continued expansion of manufacturing facilities in Brazil, China, Hungary, Mexico, United States and Sweden, (ii)$28.8 million related to the acquisition of Uniskor, Ltd. and Cumex, offset by (iii) $10.8 million related to proceeds from the sale of equipment and (iv) $32.9 million in proceeds from the sale of marketable equity securities. Cash used in investing activities for the first three months of fiscal 2000 consisted primarily of i) capital expenditures of $68.0 million to purchase equipment, ii) payment of $24.5 million related to the acquisition of assets from ABB in Sweden, and iii) payment of $20.5 million for minority investments in the stocks of various technology companies offset by proceeds of $9.2 million and $12.0 million related to the sale of equipment and the sale of certain subsidiaries, respectively.

        Net cash provided by financing activities was $607.3 million and $39.5 million for the first three months of fiscal 2001 and fiscal 2000, respectively. Cash provided by financing activities for the first three months of fiscal 2001 was primarily resulting from $639.4 million of net proceeds from long-term debt and bank borrowings, $375.9 million of net proceeds from equity offerings combined with $13.5 million in proceeds from proceeds from stock issued under stock plans, offset by $281.6 million and $134.7 million of long-term debt and short term credit facility repayments, respectively.

        The Company anticipates that its working capital requirements and capital expenditures will continue to increase in order to support the anticipated continued growth in its operations. The Company anticipates incurring significant capital expenditures and operating lease commitments in order to support our anticipated expansions of our industrial parks in China, Hungary, Mexico, Brazil and Poland. The Company intends to continue its acquisition strategy and it is possible that future acquisitions may be significant. Future liquidity needs will also depend on fluctuations in levels of inventory, the timing of expenditures by us on new equipment, the extent to which the Company utilizes operating leases for the new facilities and equipment, levels of shipments and changes in volumes of customer orders.

        Historically, the Company have funded its operations from the proceeds of public offerings of equity securities and debt offerings, cash and cash equivalents generated from operations, bank debt, sales of accounts receivable and capital equipment lease financings. The Company believes that its existing cash balances, together with anticipated cash flows from operations, borrowings available under our credit facility and the net proceeds from its recent equity offering and private offering of senior subordinated notes will be sufficient to fund its operations through for at least the next twelve months. The Company anticipates that it will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund its acquisitions and anticipated growth. Such financings and other transactions may not be available on terms acceptable or at all. See "- Certain Factors Affecting Operating Results - If we do not manage effectively the expansion of our operations, our business may be harmed."

     Qualitative and Quantitative Disclosures About Market Risk

There were no material changes during the three months ended June 30, 2000 to the Company's exposure to market risk for changes in interest rates and foreign currency exchange rates.

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

        In addition, we expect to incur new fixed operating expenses associated with our expansion efforts, including substantial increases in depreciation expense and rental expense, that will increase our cost of sales. If our revenues do not increase sufficiently to offset these expenses, our operating results would be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant accounting charges. For example, in connection with our acquisitions of DII and Palo Alto Products International, we recorded a one-time charge of approximately $206.6 million and in connection with the issuance of an equity instrument to Motorola relating to our alliance with Motorola, we recorded a one-time non-cash charge of approximately $286.5 million, both in the first fiscal quarter of fiscal 2001.

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS, WHICH COULD HARM OUR BUSINESS.

        We have completed a number of acquisitions of businesses and facilities and expect to continue to acquire additional businesses and facilities in the future including our recent agreements to acquire Chatham Technologies and JIT Holdings Ltd. We are currently in preliminary discussions to acquire additional businesses and facilities. Any future acquisitions may require additional debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. We cannot assure the terms of, or that we will complete, any acquisitions in the future.

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

THE MAJORITY OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES COULD DECLINE SIGNIFICANTLY.

        Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 44% of consolidated net sales in fiscal 2000. Our largest customers during fiscal 2000 were Ericsson and Philips accounting for approximately 12% and 10% of consolidated net sales. Our largest customer during fiscal 1999 was Philips accounting for approximately 10% of consolidated net sales. The identity of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would seriously harm our business. If we are not be able to timely replace expired, canceled or reduced contracts with new business, our revenues would be harmed.

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

        Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions of businesses may cause our effective tax rate to increase.

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

WE DEPEND ON OUR KEY PERSONNEL.

        Our success depends to a large extent upon the continued services of our key executives, managers and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure that we will retain our key officers and employees. We could be seriously harmed by the loss of key personnel.

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

THE MARKET PRICE OF OUR ORDINARY SHARES IS VOLATILE.

        The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our ordinary shares may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of technological innovations or events affecting other companies in the electronics industry, currency fluctuations and general market conditions may have a significant effect on the market price of our ordinary shares.



PART II - OTHER INFORMATION

        (a)     Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                4.1 U.S. Dollar indenture dated as of June 29, 2000 between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

                4.2 Euro indenture dated as of June 29, 2000 between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee.

                27.01 Financial Data Schedule

        (b)     Reports on Form 8-K

        On April 18, 2000 we filed Form 8-K, including the Agreement and Plan of Merger, audited and pro forma financial statements and a press release, each relating to the completion of our acquisition of The DII Group, Inc.

        On June 19, 2000, we filed an amendment to our current report on Form 8-K to include the audited financial statements of The DII Group, Inc.

        On June 22, 2000, we filed a current report on Form 8-K including an Underwriting Agreement with Banc of America Securities LLC, Salomon Smith Barney Inc., Thomas Weisel Partners LLC and Lehman Brothers Inc. providing for the public offering of 5,500,000 Ordinary Shares of Flextronics, all of which were sold by Flextronics, at a public offering price of $71.25 per share. In addition, we granted the underwriters an option to purchase an additional 825,000 Ordinary Shares to cover over-allotments, which option was exercised in full on July 19, 2000.

        On June 27, 2000 the Company filed a current report on Form 8-K including press releases dated June 7 and June 27, 2000, relating to our private offering of $500 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2010 and E 150 million of 9.75% Senior Subordinated Notes due 2010, in each case to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FLEXTRONICS INTERNATIONAL LTD.
                                            (Registrant)


Date : August 14, 2000                      /s/ MICHAEL E.MARKS
                                            ------------------------------------
                                                Michael E. Marks
                                                Chief Executive Officer

Date : August 14, 2000                      /s/ ROBERT R.B. DYKES
                                            ------------------------------------
                                                Robert R.B. Dykes
                                                President, Systems Group
                                                and Chief Financial Officer
                                                (principal financial and
                                                accounting officer)

                               INDEX TO EXHIBITS

Number          Description
------          -----------
 4.1           U.S. Dollar indenture dated as of June 29, 2000 between the
               Company and Chase Manhattan Bank and Trust Company, National
               Association, as Trustee.

 4.2 Euro indenture dated as of June 29, 2000 between the Company and Chase Manhattan Bank and Trust Company, National
               Association, as Trustee.

27.1            Financial Data Schedule