Form 10-Q
period 2000-09-30
FLEXTRONICS INTERNATIONAL LTD
filed 2000-11-14
CIK 866374

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

                 For the quarterly period ended SEPTEMBER 30, 2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At November 13, 2000, there were 420,908,220 Ordinary Shares, S$0.01 par value, outstanding.

                         FLEXTRONICS INTERNATIONAL LTD.
                                      INDEX



                                                                                            Page
                                                                                            ----
                                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
               Condensed Consolidated Balance Sheets - September 30, 2000 and March 31,
                2000 ....................................................................     3
               Condensed Consolidated Statements of Operations - Three and Six Months
                Ended September 30, 2000 and September 24, 1999 .........................     4
               Condensed Consolidated Statements of Cash Flows - Six Months Ended
                September 30, 2000 and September 24, 1999 ...............................     5
               Notes to Condensed Consolidated Financial Statements .....................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations ...................................................................    13
Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................    21

                                     PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders ...............................    26
Item 6. Exhibits and Reports on Form 8-K  ...............................................    27

         Signatures ......................................................................   28

ITEM 1. FINANCIAL STATEMENTS

                                FLEXTRONICS INTERNATIONAL LTD.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands)


                                                                             September 30,         March 31,
                                                                                 2000                2000
                                                                             -------------       -------------
                                                                              (Unaudited)
                                                  ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents .......................................      $     540,831       $     739,023
      Accounts receivable, net ........................................          1,575,681             969,832
      Inventories, net ................................................          1,564,477           1,071,491
      Other current assets ............................................            323,178             273,496
                                                                             -------------       -------------
              Total current assets ....................................          4,004,167           3,053,842
                                                                             -------------       -------------
    Property and equipment, net .......................................          1,542,100           1,216,863
    Goodwill and other intangibles, net................................            564,884             390,351
    Non-current assets ................................................            105,860             198,072
                                                                             -------------       -------------
              Total assets ............................................      $   6,217,011       $   4,859,128
                                                                             =============       =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Bank borrowings and current portion of long-term debt ...........      $     485,330       $     441,900
      Current portion of capital lease obligations ....................             20,517              20,010
      Accounts payable ................................................          1,478,679           1,128,680
      Accrued expenses ................................................            518,415             300,990
                                                                             -------------       -------------
              Total current liabilities ...............................          2,502,941           1,891,580
                                                                             -------------       -------------
    Long-term debt, net of current portion ............................            854,886             579,234
    Capital lease obligations, net of current portion .................             46,327              48,833
    Other long-term liabilities .......................................             63,724              53,389
                                                                             -------------       -------------
              Total long-term liabilities .............................            964,937             681,456
                                                                             -------------       -------------

    SHAREHOLDERS' EQUITY:
      Ordinary shares .................................................              2,528               2,419
      Additional paid-in capital ......................................          2,841,968           1,933,880
      Retained earnings (deficit) .....................................            (36,430)            341,955
      Accumulated other comprehensive income (loss) ...................            (58,933)             12,922
      Deferred compensation ...........................................                 --              (5,084)
                                                                             -------------       -------------
              Total shareholders' equity ..............................          2,749,133           2,286,092
                                                                             -------------       -------------
              Total liabilities and shareholders' equity ..............      $   6,217,011       $   4,859,128
                                                                             =============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Three months ended                  Six months ended
                                                      September 30,     September 24,      September 30,       September 24,
                                                          2000               1999               2000                1999
                                                     -------------      -------------      -------------       -------------
Net sales .....................................      $   2,947,125      $   1,391,472      $   5,471,771       $   2,494,898
Cost of sales .................................          2,698,687          1,255,550          5,017,658           2,239,810
Unusual charges ...............................             24,268                 --            107,989                  --
                                                     -------------      -------------      -------------       -------------
     Gross profit .............................            224,170            135,922            346,124             255,088

Selling, general and administrative ...........            104,305             72,223            196,550             138,709
Goodwill and intangibles amortization .........             12,505              8,787             21,875              18,541
Unusual charges ...............................             24,127              3,523            433,510               3,523
Interest and other expense, net ...............             23,827             19,314             19,831              33,812
                                                     -------------      -------------      -------------       -------------
     Income (loss) before income taxes ........             59,406             32,075           (325,642)             60,503
Provision for (benefit from) income taxes .....              8,436              4,210             (7,675)              8,941
                                                     -------------      -------------      -------------       -------------
     Net income (loss) ........................      $      50,970      $      27,865      $    (317,967)      $      51,562
                                                     =============      =============      =============       =============
Earnings (loss) per share:
  Basic .......................................      $        0.12      $        0.09      $       (0.77)      $        0.16
                                                     =============      =============      =============       =============
  Diluted .....................................      $        0.11      $        0.08      $       (0.77)      $        0.15
                                                     =============      =============      =============       =============
Shares used in computing per share amounts:
  Basic .......................................            419,200            320,158            412,300             316,752
                                                     =============      =============      =============       =============
  Diluted .....................................            463,614            343,265            412,300             342,372
                                                     =============      =============      =============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Six months ended
                                                                      September 30,       September 24,
                                                                          2000                1999
                                                                      -------------       -------------
Net cash provided by (used in) operating activities ............      $    (355,978)      $      50,613
                                                                      -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...................           (483,156)           (175,463)
  Proceeds from sale of property, plant and equipment ..........             13,166              12,560
  Proceeds from sale of investments and certain subsidiaries ...             37,602              26,051
  Payments for business acquisitions, net of cash acquired .....            (65,450)            (89,360)
  Investments in minority owned entities .......................            (15,268)            (20,507)
  Other investments ............................................                 --              (7,515)
                                                                      -------------       -------------
Net cash used in investing activities ..........................           (513,106)           (254,234)
                                                                      -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term credit facility repayments ........................           (306,196)             (7,417)
  Repayments of capital lease obligations ......................            (12,623)            (16,169)
  Repayments of long-term debt .................................           (570,318)            (41,701)
  Bank borrowings and proceeds from long-term debt .............          1,093,071             168,413
  Proceeds from stock issued under stock plans .................             22,609               9,689
  Net proceeds from sale of ordinary shares ....................            442,914                  --
  Proceeds from issuance of equity instrument ..................            100,000                  --
  Other ........................................................                 --                (101)
                                                                      -------------       -------------
Net cash provided by financing activities ......................            769,457             112,714
                                                                      -------------       -------------

Effect on cash from:
   Exchange rate changes .......................................            (65,859)              1,412
   Adjustment to conform fiscal year of pooled entities ........            (32,706)                 --
                                                                      -------------       -------------
Net decrease in cash and cash equivalents ......................           (198,192)            (89,495)
Cash and cash equivalents at beginning of period ...............            739,023             285,107
                                                                      -------------       -------------
Cash and cash equivalents at end of period .....................      $     540,831       $     195,612
                                                                      =============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2000 contained in the Company's annual report on Form 10-K and the Company's current report on Form 8-K filed on September 20, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

    On July 26, 2000, the Company announced a two-for-one stock split of its ordinary shares, to be effected in the form of a bonus issue (equivalent to a stock dividend), payable to the Company's shareholders of record as of September 22, 2000. The Company's shareholders of record at the close of business on September 22, 2000 received certificates representing one additional share for every one share held at that time. Distribution of the additional shares occurred on October 16, 2000. The stock dividend has been reflected in the Company's financial statements for all periods presented. All share and per share amounts have been retroactively restated to reflect the stock split.

    In the current fiscal year, Flextronics acquired 100% of the outstanding shares of the DII Group, Inc. ("DII"), Palo Alto Products International Pte. Ltd. ("Palo Alto Products International"), Chatham Technologies, Inc. ("Chatham") and Lightning Metal Specialties and related entities ("Lightning"). These acquisitions were accounted for as pooling of interests and the condensed consolidated financial statements have been prepared to give retroactive effect to the mergers.

    DII is a leading provider of electronics manufacturing and design services, operating through a global operations network in the Americas, Asia/Pacific and Europe. As a result of the merger, in April 2000, the Company issued approximately 125.5 million ordinary shares for all of the outstanding shares of DII common stock, based upon the exchange ratio of 3.22 Flextronics ordinary shares for each share of DII common stock. DII operated under a calendar year end prior to merging with Flextronics and, accordingly, DII's balance sheets, statements of operations, shareholders' equity and cash flows as of December 31, 1998 and 1999 and for each of the three years ended December 31, 1999 have been combined with the Company's consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000. Starting in fiscal 2001, DII changed its year end from December 31 to March 31 to conform to the Company's fiscal year end. Accordingly, DII's operations for the three months ended March 31, 2000 have been excluded from the consolidated results of operations for fiscal 2001 and reported as an adjustment to retained earnings in the first quarter of fiscal 2001.

    Palo Alto Products International is an enclosure design and plastic molding company with operations in Taiwan, Thailand and the United States. The Company merged with Palo Alto Products International in April 2000, by exchanging approximately 7.2 million ordinary shares of Flextronics for all of the outstanding shares of Palo Alto Products International common stock. Palo Alto Products International operated under the same fiscal year end as Flextronics, and accordingly, Palo Alto Products International's balance sheets, statements of operations, shareholders' equity and cash flows have been combined with the Company's consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000.

    Chatham is a leading provider of integrated electronic packaging systems to the communications industry. As a result of the merger in, August 2000, the Company issued approximately 15.2 million ordinary shares for all of the outstanding Chatham capital stock, warrants and options. Chatham operated under a fiscal year which ended on the Saturday closest to September 30 prior to merging with Flextronics and, accordingly, Chatham's balance sheets, statements of operations, shareholders' equity and cash flows as of September 30, 1998 and 1999 and for each of the three years ended September 24, 1999 have been combined with the Company's consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000. Starting in fiscal 2001, Chatham changed its year end from the Saturday closest to September 30 to March 31 to conform to the Company's fiscal year end. Accordingly, Chatham's operations for the six months ended March 31, 2000 have been excluded from the consolidated results of operations for fiscal 2001 and reported as an adjustment to retained earnings in the first quarter of fiscal 2001.

    Lightning is a provider of fully integrated electronic packaging systems with operations in Ireland and the United States. As a result of the merger, in August 2000, the Company issued approximately 2.6 million ordinary shares for all of the outstanding shares of Lightning common stock and interests. Lightning operated under a calendar year end prior to merging with Flextronics and, accordingly, Lightning's balance sheets, statements of operations, shareholders' equity and cash flows as of December 31, 1998 and 1999 and for each of the three years ended December 31, 1999 have been combined with the Company's consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000. Starting in fiscal 2001, Lightning changed its year end from December 31 to March 31 to conform to the Company's fiscal year end. Accordingly, Lightning's operations for the three months ended March 31, 2000 have been excluded from the consolidated results of operations for fiscal year 2001 and reported as an adjustment to retained earnings in the first quarter of fiscal 2001.

    A reconciliation of results of operations previously reported by the separate companies for the three and six month periods ended September 24, 1999 to the results in this Form 10Q is as follows (in thousands):


                                          Three months         Six months
                                              ended               ended
                                          September 24,       September 24,
                                               1999                1999
                                          -------------       -------------
 Net sales:
   As previously reported ..........      $     941,760       $   1,627,401
   DII .............................            280,093             527,561
   Palo Alto Products ..............             26,731              50,319
   Chatham .........................             73,604             164,689
   Lightning .......................             70,103             126,077
   Intercompany elimination ........               (819)             (1,149)
                                          -------------       -------------
   As restated .....................      $   1,391,472       $   2,494,898
                                          =============       =============
 Net income:
   As previously reported ..........      $      28,088       $      46,942
   DII .............................             12,340              21,223
   Palo Alto Products ..............                317                 582
   Chatham .........................            (11,554)            (19,377)
   Lightning .......................             (1,326)              2,192
                                          -------------       -------------
   As restated .....................      $      27,865       $      51,562
                                          =============       =============

Note B - INVENTORIES

   Inventories consist of the following (in thousands):


                               September 30,        March 31,
                                   2000               2000
                               -------------      -------------
Raw materials ...........      $   1,130,046      $     785,693
Work-in-process .........            297,324            179,010
Finished goods ..........            137,107            106,788
                               -------------      -------------
                               $   1,564,477      $   1,071,491
                               =============      =============

Note C - UNUSUAL CHARGES

    The Company recognized unusual pre-tax charges of $541.5 million in the first six months of fiscal 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola combined with approximately $206.6 million of expenses resulting from the DII and Palo Alto Products International business combinations. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the Chatham and Lightning business combinations.

    On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. See Note I for further information concerning the strategic alliance. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitles it to acquire 22,000,000 Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001.

    In connection with the aforementioned business acquisitions, the Company recorded aggregate merger-related charges of $255.0 million, which included approximately $159.0 million of integration expenses and approximately $96.0 million of direct transaction costs. As discussed below, $108.0 million of the unusual charges relating to integration expenses have been classified as a component of Cost of Sales during the first six months of fiscal 2001. The components of the merger-related unusual charges recorded in the first and second quarters of fiscal 2001 are as follows (in thousands):


                                                                    FIRST       SECOND
                                                                   QUARTER      QUARTER         TOTAL        NATURE OF
                                                                   CHARGES      CHARGES        CHARGES        CHARGES
                                                                  --------      --------      --------      -------------
  Integration Costs:
    Severance ..............................................      $ 62,487      $  5,677      $ 68,164      cash
    Long-lived asset impairment ............................        46,646        14,373        61,019      non-cash
    Inventory write-downs ..................................        11,863            --        11,863      non-cash
    Other exit costs .......................................        12,338         5,650        17,988      cash/non-cash
                                                                  --------      --------      --------
        Total Integration Costs ............................       133,334        25,700       159,034
  Direct Transaction Costs:
    Professional fees ......................................        50,851         7,247        58,098      cash
    Other costs ............................................        22,382        15,448        37,830      cash/non-cash
                                                                  --------      --------      --------
        Total Direct Transaction Costs .....................        73,233        22,695        95,928
                                                                  --------      --------      --------
    Total Merger-Related Unusual Pre-Tax Charges ...........      $206,567      $ 48,395      $254,962
                                                                  ========      ========      ========

    As a result of the consummation of the DII and Palo Alto Products International business combinations in the first quarter, and the Chatham and Lightning business combinations in the second quarter, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure and the identification of manufacturing and administrative facilities for consolidation into other facilities. Management currently anticipates that the integration costs and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The following table summarizes the components of the integration costs and related activity in fiscal 2001:


                                                          Long-Lived                    Other
                                                            Asset                       Exit
                                          Severance       Impairment     Inventory      Costs          Total
                                         ----------       ----------     ----------   ----------     ----------
Balance at March 31, 2000 .........      $       --       $       --     $       --   $       --     $       --
Activities during the year:
  First quarter provision .........          62,487           46,646         11,863       12,338        133,334
  Cash charges ....................         (35,800)              --             --       (4,753)       (40,553)
  Non-cash charges ................              --          (46,646)        (4,315)          --        (50,961)
                                         ----------       ----------     ----------   ----------     ----------
Balance at June 30, 2000 ..........          26,687               --          7,548        7,585         41,820
Activities during the year:
  Second quarter provision ........           5,677           14,373             --        5,650         25,700
  Cash charges ....................          (4,002)              --             --       (3,014)        (7,016)
  Non-cash charges ................              --          (14,373)        (7,548)      (1,743)       (23,664)
                                         ----------       ----------     ----------   ----------     ----------
Balance at September 30, 2000 .....      $   28,362       $       --     $       --   $    8,478     $   36,840
                                         ==========       ==========     ==========   ==========     ==========

    Of the total pre-tax integration charges, $68.1 million relates to employee termination costs, of which $17.1 million has been classified as a component of Cost of Sales. As a result of the exit plans, the Company identified 1,993 employees to be involuntarily terminated related to the DII and Palo Alto Products International business combinations, and 851 employees related to the Chatham and Lightning business combinations. As of September 30, 2000, approximately 1,387 employees have been terminated, and approximately another 606 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations related to the first quarter business combinations. Additionally, as of September 30, 2000, approximately 48 employees have been terminated, and approximately another 803 employees have been notified of their ensuing termination upon completion of the various facility closures and consolidations related to the second quarter business combinations. During the first and second quarters of fiscal 2001, the Company paid employee termination costs of approximately $35.8 million and $4.0 million, respectively. The remaining $28.4 million of employee termination costs is classified as accrued liabilities as of September 30, 2000 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

    The unusual pre-tax charges include $61.0 million for the write-down of long-lived assets to fair value. Of these charges, approximately $46.6 million and $14.4 million were written down in the first and second quarters of fiscal 2001, respectively. These amounts have been classified as a component of Cost of Sales. Included in the long-lived asset impairment are charges of $58.1 million, which relate to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their net realizable value based on their estimated sales price. Certain facilities will remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets will be depreciated over this period. The impaired long-lived assets consisted primarily of machinery and equipment of $48.8 million and building and improvements of $9.3 million. The long-lived asset impairment also includes the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $2.9 million.

    The unusual pre-tax charges also include approximately $29.9 million for losses on inventory write-downs and other exit costs, which resulted from the integration plans. This amount has been classified as a component of Cost of Sales. The Company has written off and disposed of approximately $11.9 million of inventory related to the first quarter business combinations. The $18.0 million of other exit costs relates primarily to items such as lease termination costs, incremental amounts of uncollectible accounts receivable, warranty-related accruals, legal and other exit costs, incurred directly as a result of the various exit plans. Of this amount, $12.3 million related to the DII and Palo Alto Products International business combinations and $5.7 million related to the Chatham and Lightning transactions. The Company paid approximately $4.8 million and $3.0 million of other exit costs during the first and second quarters of fiscal 2001. Additionally, approximately $1.7 million of other exit costs were written off during the second quarter. The remaining $8.5 million is classified in accrued liabilities as of September 30, 2000 and is expected to be paid out by the end of fiscal 2001, except for certain long-term contractual obligations.

    The direct transaction costs include approximately $58.1 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the transactions. Of these charges, approximately $50.9 million was associated with the first quarter business combinations and $7.2 million related to the second quarter transactions. Other direct transaction costs which totaled approximately $37.8 million was mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation, benefit-related expenses and other merger-related costs. The Company paid approximately $70.2 million and $20.7 million of the direct transaction costs during the first and second quarters of fiscal 2001, respectively. The remaining $5.0 million is classified in accrued liabilities as of September 30, 2000 and is expected to be substantially paid out by the end of fiscal 2001.

Note D - EARNINGS PER SHARE

    Diluted net income per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options and are computed using the treasury stock method. Earnings per share data were computed as follows (in thousands, except per share amounts):


                                                                    Three months ended                    Six months ended
                                                            September 30,      September 24,      September 30,       September 24,
                                                                 2000               1999               2000                1999
                                                            -------------      -------------      -------------       -------------
Basic earnings (loss) per share:
Net income (loss) ......................................    $      50,970      $      27,865      $    (317,967)      $      51,562
                                                            -------------      -------------      -------------       -------------
Shares used in computation:
Weighted-average ordinary shares outstanding(1) ........          419,200            320,158            412,300             316,752
                                                            =============      =============      =============       =============
Basic earnings (loss) per share ........................    $        0.12      $        0.09      $       (0.77)      $        0.16
                                                            =============      =============      =============       =============
Diluted earnings (loss) per share:
Net income (loss) ......................................    $      50,970      $      27,865      $    (317,967)      $      51,562
Plus income impact of assumed conversions:
  Interest expense (net of tax) on convertible
   Subordinated notes ..................................               --                 --                 --                 400
  Amortization (net of tax) of debt issuance cost on
   Convertible subordinated notes ......................               --                 --                 --                  33
                                                            -------------      -------------      -------------       -------------
  Net income (loss) available to shareholders ..........    $      50,970      $      27,865      $    (317,967)      $      51,995
Shares used in computation:
Weighted-average ordinary shares outstanding ...........          419,200            320,158            412,300             316,752
Shares applicable to exercise of dilutive options(2) ...           32,516             22,328                 --              21,962
Shares applicable to deferred stock compensation .......               --                779                 --                 741
Shares applicable to other equity instruments ..........           11,898                 --                 --                  --
Shares applicable to convertible subordinated notes ....               --                 --                 --               2,917
                                                            -------------      -------------      -------------       -------------
  Shares applicable to diluted earnings ................          463,614            343,265            412,300             342,372
                                                            =============      =============      =============       =============
Diluted earnings (loss) per share ......................    $        0.11      $        0.08      $       (0.77)      $        0.15
                                                            =============      =============      =============       =============


(1) Ordinary shares issued and outstanding based on the weighted average method.

(2) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 1,419,562 shares and 94,992 shares outstanding during the three months ended September 30, 2000 and September 24, 1999, respectively, and options to purchase 94,937 shares outstanding during the six months ended September 24, 1999 were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's ordinary shares during those periods. The ordinary share equivalents from stock options and other equity instruments were antidilutive for the six months ended September 30, 2000, and therefore not assumed to be converted for diluted earnings per share computations.

Note E - COMPREHENSIVE INCOME (in thousands)


                                                                      Three months ended             Six months ended
                                                               September 30,   September 24,   September 30,   September 24,
                                                                    2000            1999            2000            1999
                                                               -------------   -------------   -------------   -------------
   Net income (loss) .......................................   $      50,970   $      27,865   $    (317,967)  $      51,562
    Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments ..............         (38,625)          2,020         (43,784)         (3,594)
     Unrealized holding gain (loss) on available-for-sale
       Securities...........................................          13,262           9,608         (22,101)          9,608
                                                               -------------   -------------   -------------   -------------
   Comprehensive income (loss) .............................   $      25,607   $      39,493   $    (383,852)  $      57,576
                                                               =============   =============   =============   =============

Note F - SEGMENT REPORTING

    Information about segments was as follows (in thousands):


                                                             Three months ended                      Six months ended
                                                     September 30,       September 24,       September 30,       September 24,
                                                          2000                1999                2000                1999
                                                     -------------       -------------       -------------       -------------
     Net Sales:
      Asia ....................................      $     487,609       $     217,515       $     880,526       $     383,087
      Americas ................................          1,487,411             667,585           2,686,475           1,203,838
      Western Europe ..........................            556,551             323,037           1,072,526             561,704
      Central Europe ..........................            505,960             203,252             967,010             375,231
      Intercompany eliminations ...............            (90,406)            (19,917)           (134,766)            (28,962)
                                                     -------------       -------------       -------------       -------------
                                                     $   2,947,125       $   1,391,472       $   5,471,771       $   2,494,898
                                                     =============       =============       =============       =============
     Income (Loss) before Income Tax:
      Asia ....................................      $      30,599       $      18,232       $      53,314       $      32,186
      Americas ................................             46,251               4,100              70,918               3,926
      Western Europe ..........................              9,515               7,920              20,561              13,295
      Central Europe ..........................             10,253               4,072              20,423              10,707
      Intercompany eliminations,
        corporate allocations and
        unusual charges .......................            (37,212)             (2,249)           (490,858)                389
                                                     -------------       -------------       -------------       -------------
                                                     $      59,406       $      32,075       $    (325,642)      $      60,503
                                                     =============       =============       =============       =============


                                      As of              As of
                                  September 30,        March 31,
                                      2000               2000
                                  -------------      -------------
Long-lived Assets:
  Asia .....................      $     272,251      $     343,843
  Americas .................            726,528            607,173
  Western Europe ...........            287,589            201,593
  Central Europe ...........            255,732            182,827
                                  -------------      -------------
                                  $   1,542,100      $   1,335,436
                                  =============      =============


    For purposes of the preceding tables, "Asia" includes China, Malaysia, Singapore, Thailand and Taiwan, "Americas" includes the U.S., Mexico, and Brazil, "Western Europe" includes Denmark, Germany, Holland, Sweden, Switzerland, Norway, Finland, and France, and "Central Europe" includes Austria, the Czech Republic, Hungary, Ireland, Italy, Scotland and the United Kingdom.

    Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts. Income before income tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

Note G - EQUITY OFFERING

    In June 2000, the Company completed an equity offering of 11,000,000 ordinary shares at $35.625 per share with net proceeds of $375.9 million. In July 2000, the Company issued an additional 1,650,000 ordinary shares at $35.625 per share with net proceeds of $56.3 million, which represents the overallotment option on the equity offering completed in June 2000. The Company used the net proceeds from the offering to fund the further expansion of its business including additional working capital and capital expenditures, and for other general corporate purposes. The Company may also use a portion of the net proceeds for strategic acquisitions or investments.

Note H - SENIOR SUBORDINATED NOTES

    In June 2000, the Company issued approximately $645.0 million of senior subordinated notes, consisting of $500.0 million of 9.875% notes and euros 150.0 million of 9.75% notes. Interest is payable on July 1 and January 1 of each year, commencing January 1, 2001. The notes mature on July 1, 2010.

    The Company may redeem the notes on or after July 1, 2005. The indentures relating to the notes contain certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in asset sales, and (iv) make distributions or pay dividends. The covenants are subject to a number of significant exceptions and limitations.

Note I - STRATEGIC ALLIANCE

    On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. This alliance provides incentives for Motorola to purchase up to $32.0 billion of products and services from us through December 31, 2005. The relationship is not exclusive and does not require that Motorola purchase any specific volumes of products or services from the Company. The Company's ability to achieve any of the anticipated benefits of this relationship is subject to a number of risks, including its ability to provide services on a competitive basis and to expand manufacturing resources, as well as demand for Motorola's products. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitles it to acquire 22,000,000 Flextronics ordinary shares at any time through December 31, 2005 upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. During the term of the strategic alliance, if Motorola meets targeted purchase levels, no additional payments may be required by Motorola to acquire 22,000,000 Flextronics ordinary shares. However, there may be additional non-cash charges of up to $300.0 million over the term of the strategic alliance.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal 2001 and anticipates that SAB 101 will not have a material impact on its consolidated financial statements.

Note K - OTHER MATTERS

    On August 10, 2000 the Company announced the signing of a definitive merger agreement to acquire JIT Holdings Ltd. (JIT), a global provider of electronics manufacturing and design services with operations in Singapore, China, Malaysia, Hungary and Indonesia. Under the terms of the merger agreement, Flextronics will issue approximately 17.4 million ordinary shares in exchange for all of the outstanding ordinary shares and options of JIT. This merger is intended to be accounted for as a pooling of interests and is subject to certain closing conditions, including approval by JIT shareholders. The Company anticipates that the transaction will be completed at the end of November 2000.

    In September 2000, the Company announced the signing of a definitive agreement to acquire Li Xin Industries Ltd. (Li Xin), a plastics company in Asia with operations in Singapore, Malaysia and Northern China. Li Xin's primary activities include the manufacturing and sales of high precision plastic injection molds and plastic injection molded parts, design support and sub-assembly services of electrical components. Under the terms of the agreement, Flextronics will issue ordinary shares having a total value of approximately $69.0 million. The acquisition is intended to be accounted for as a purchase and is subject to the approval of the Li Xin shareholders and other customary conditions. The transaction is expected to close in January 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Operating Results." Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

Acquisition, Purchases of Facilities and Other Strategic Transactions

    We have actively pursued mergers and other business acquisitions to expand our global reach, manufacturing capacity and service offerings and to diversify and strengthen customer relationships. We have completed several significant business combinations since the end of fiscal 2000. In the current fiscal year, we acquired all of the outstanding shares of the DII Group, Inc., Palo Alto Products International Pte. Ltd., Chatham Technologies, Inc. and Lightning Metal Specialties and related entities. Each of these acquisitions was accounted for as a pooling of interests and our consolidated financial statements have been restated to reflect the combined operations of the merged companies for all periods presented.

    Additionally, we have completed other immaterial pooling of interests transactions in the first half of fiscal 2001. Prior period statements have not been restated for these transactions. We have also made a number of business acquisitions of other companies. These transactions were accounted for using the purchase method and, accordingly our consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis. The business combinations that we have completed to date in fiscal 2001, include the following:


Date                Acquired Company              Nature of Business              Consideration          Location(s)
---------           -------------------------     ---------------------           --------------         --------------------
August 2000         Chatham Technologies, Inc.    Provides industrial and         15,234,244 ordinary    Brazil
                                                  electronics manufacturing       shares                 China
                                                  design services                                        France
                                                                                                         Mexico
                                                                                                         Spain
                                                                                                         Sweden
                                                                                                         United States
August 2000         Lightning Metal               Provides injection molding,     2,573,072 ordinary     Ireland
                    Specialties and related       metal stamping and              shares                 United States
                    entities                      integration services

Date                Acquired Company              Nature of Business              Consideration          Location(s)
---------           -------------------------     ---------------------           --------------         --------------------
April 2000          Palo Alto Products            Provides industrial and         7,236,748 ordinary     Taiwan
                    International Pte. Ltd.       electronics manufacturing       shares                 Thailand
                                                  design services                                        United States
April 2000          The DII Group, Inc.           Provides electronics            125,536,278 ordinary   Austria
                                                  manufacturing services          shares                 Brazil
                                                                                                         China
                                                                                                         Czech Republic
                                                                                                         Germany
                                                                                                         Ireland
                                                                                                         Malaysia
                                                                                                         Mexico
                                                                                                         United States

Acquisitions of Manufacturing Facilities

    In the first half of fiscal 2001 we have purchased a number of manufacturing facilities and related assets from customers and simultaneously entered into manufacturing agreements to provide electronics design, assembly and test services to these customers. The transactions were accounted for as purchases of assets. We have completed the following facilities purchases in fiscal 2001:


 Date             Customer                 Consideration   Facility Location(s)
 ------------     -----------------------  -------------   ------------------------
 May 2000         Ascom                    $59.7 million   Switzerland
                                           cash
 May 2000         Bosch Telecom GmbH       $98.3 million   Denmark
                                           cash

    We will continue to review opportunities to acquire OEM manufacturing operations and enter into business combinations and selectively pursue strategic transactions that we believe will further our business objectives. We are currently in preliminary discussions to acquire additional businesses and facilities. We cannot assure the terms of, or that we will complete, such acquisitions, and our ability to obtain the benefits of such combinations and transactions is subject to a number of risks and uncertainties, including our ability to successfully integrate the acquired operations and our ability to maintain and increase sales to customers of the acquired companies. See "Risk Factors - We May Encounter Difficulties with Acquisitions, Which Could Harm our Business".

Other Strategic Transactions

    On May 30, 2000, we entered into a strategic alliance for product manufacturing with Motorola. This alliance provides incentives for Motorola to purchase up to $32.0 billion of products and services from us through December 31, 2005. We anticipate that this relationship will encompass a wide range of products, including cellular phones, pagers, set-top boxes and infrastructure equipment, and will involve a broad range of services, including design, PCB fabrication and assembly, plastics, enclosures and supply chain services. The relationship is not exclusive and does not require that Motorola purchase any specific volumes of products or services from the Company. Our ability to achieve any of the anticipated benefits of this relationship is subject to a number of risks, including our ability to provide services on a competitive basis and to expand manufacturing resources, as well as demand for Motorola's products. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitles it to acquire 22,000,000 of our ordinary shares at any time through December 31, 2005 upon meeting targeted purchase levels or making additional payments to us. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. During the term of the strategic alliance, if Motorola meets targeted purchase levels, no additional payments may be required by Motorola to acquire 22,000,000 of our ordinary shares. However, there may be additional non-cash charges of up to $300.0 million over the term of the strategic alliance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.


                                                            Three months ended                    Six months ended
                                                     September 30,      September 24,      September 30,       September 24,
                                                          2000               1999               2000                1999
                                                     -------------      -------------      -------------       -------------
Net sales .........................................          100.0              100.0              100.0               100.0
Cost of sales .....................................           91.6               90.2               91.7                89.8
Unusual charges ...................................            0.8                 --                2.0                  --
                                                     -------------      -------------      -------------       -------------
     Gross margin .................................            7.6                9.8                6.3                10.2
Selling, general and administrative ...............            3.5                5.2                3.6                 5.6
Goodwill and intangibles amortization .............            0.4                0.6                0.4                 0.7
Unusual charges ...................................            0.8                0.3                7.9                 0.1
Interest and other expense, net ...................            0.8                1.4                0.4                 1.4
                                                     -------------      -------------      -------------       -------------
     Income (loss) before income taxes ............            2.1                2.3               (6.0)                2.4
Provision for (benefit from) income taxes .........            0.3                0.3               (0.1)                0.4
                                                     -------------      -------------      -------------       -------------
     Net income (loss) ............................            1.8                2.0               (5.9)                2.0
                                                     -------------      -------------      -------------       -------------


Net Sales

    We derive our net sales from our wide range of service offerings, including product design, semiconductor design, printed circuit board assembly and fabrication, enclosures, material procurement, inventory and supply chain management, plastic injection molding, final system assembly and test, packaging and distribution.

    Net sales for the second quarter of fiscal 2001 increased 112% to $2.9 billion from $1.4 billion for the second quarter of fiscal 2000. Net sales for the first six months of fiscal 2001 increased 119% to $5.5 billion from $2.5 billion for the same period in fiscal 2000. The increase in net sales was primarily the result of expanding sales to our existing customer base and, to a lesser extent, sales to new customers. Our five largest customers in the first six months of fiscal 2001 and 2000 accounted for approximately 41% and 38% of net sales, respectively. Our largest customer during the first six months of fiscal 2001 was Ericsson, accounting for approximately 10% of net sales. No other customers accounted for more than 10% of net sales in the six months ended September 30, 2000. See "Certain Factors Affecting Operating Results - The Majority of our Sales Comes from a Small Number of Customers; If We Lose any of these Customers, our Sales Could Decline Significantly" and "Certain Factors Affecting Operating Results - We Depend on the Electronics Industry which Continually Produces Technologically Advanced Products with Short Life Cycles; Our Inability to Continually Manufacture such Products on a Cost-Effective Basis would Harm our Business".

Gross Profit

    Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions.

    Gross margin for the second quarter of fiscal 2001 decreased to 7.6% from 9.8% for the second quarter of fiscal 2000. Gross margin decreased to 6.3% for the first six months of fiscal 2001 from 10.2% for the same period in fiscal 2000. The decrease in gross margin in the current fiscal year is primarily attributable to unusual pre-tax charges amounting to $24.3 million in the second quarter and $108.0 million for the fiscal year to date, which were associated with the integration costs related to the various business combinations, as more fully described to follow in "Unusual Charges". Excluding these unusual charges, gross margins for the second quarter and first six months of fiscal 2001 were 8.4% and 8.3%, respectively. Gross margin decreased due to several factors, including (i) costs associated with expanding our facilities; (ii) costs associated with the startup of new customers and new projects, which typically carry higher levels of underabsorbed manufacturing overhead costs until the projects reach higher volume production; and

(iii) changes in product mix to higher volume projects and final systems assembly projects, which typically have a lower gross margin.

    Increased mix of products that have relatively high materials costs as a percentage of total unit costs can adversely affect our gross margins. We believe that this and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations. See "Certain Factors Affecting Operating Results - If We Do Not Manage Effectively the Expansion of our Operations, Our Business may be Harmed," and "- We may be Adversely Affected by Shortages of Required Electronic Components".

Unusual Charges

    We recognized unusual pre-tax charges of $541.5 million in the first six months of fiscal 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola combined with approximately $206.6 million of expenses resulting from the DII and Palo Alto Products International business combinations. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the Chatham and Lightning business combinations.

    On May 30, 2000, we entered into a strategic alliance for product manufacturing with Motorola. See Note I for further information concerning the strategic alliance. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitles it to acquire 22,000,000 Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to us. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001.

    In connection with the aforementioned business acquisitions, we recorded aggregate merger-related charges of $255.0 million, which included approximately $159.0 million of integration expenses and approximately $96.0 million of direct transaction costs. As discussed below, $108.0 million of the unusual charges relating to integration expenses have been classified as a component of Cost of Sales during the first six months of fiscal 2001. The components of the merger-related unusual charges recorded in the first and second quarters of fiscal 2001 are as follows (in thousands):



                                                        FIRST         SECOND
                                                        QUARTER       QUARTER        TOTAL         NATURE OF
                                                        CHARGES       CHARGES       CHARGES          CHARGES
                                                        --------      --------      --------      -------------
  Integration Costs:
    Severance ....................................      $ 62,487      $  5,677      $ 68,164      cash
    Long-lived asset impairment ..................        46,646        14,373        61,019      non-cash
    Inventory write-downs ........................        11,863            --        11,863      non-cash
    Other exit costs .............................        12,338         5,650        17,988      cash/non-cash
                                                        --------      --------      --------
        Total Integration Costs ..................       133,334        25,700       159,034
  Direct Transaction Costs:
    Professional fees ............................        50,851         7,247        58,098      cash
    Other costs ..................................        22,382        15,448        37,830      cash/non-cash
                                                        --------      --------      --------
        Total Direct Transaction Costs ...........        73,233        22,695        95,928
                                                        --------      --------      --------
    Total Merger-Related Unusual Pre-Tax Charges..      $206,567      $ 48,395      $254,962
                                                        ========      ========      ========

    As a result of the consummation of the DII and Palo Alto Products International business combinations in the first quarter, and the Chatham and Lightning business combinations in the second quarter, we developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure and the identification of manufacturing and administrative facilities for consolidation into other facilities. Management currently anticipates that the integration costs and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The following table summarizes the components of the integration costs and related activity in fiscal 2001:


                                                            Long-Lived                         Other
                                                               Asset                            Exit
                                              Severance      Impairment       Inventory         Costs           Total
                                             -----------     -----------     -----------     -----------     -----------
Balance at March 31, 2000 .............      $        --     $        --     $        --     $        --     $        --
Activities during the year:
  First quarter provision .............           62,487          46,646          11,863          12,338         133,334
  Cash charges ........................          (35,800)             --              --          (4,753)        (40,553)
  Non-cash charges ....................               --         (46,646)         (4,315)             --         (50,961)
                                             -----------     -----------     -----------     -----------     -----------
Balance at June 30, 2000 ..............           26,687              --           7,548           7,585          41,820
Activities during the year:
  Second quarter provision ............            5,677          14,373              --           5,650          25,700
  Cash charges ........................           (4,002)             --              --          (3,014)         (7,016)
  Non-cash charges ....................               --         (14,373)         (7,548)         (1,743)        (23,664)
                                             -----------     -----------     -----------     -----------     -----------
Balance at September 30, 2000 .........      $    28,362     $        --     $        --     $     8,478     $    36,840
                                             ===========     ===========     ===========     ===========     ===========


    Of the total pre-tax integration charges, $68.1 million relates to employee termination costs of which, $17.1 million has been classified as a component of Cost of Sales. As a result of the exit plans, we identified 1,993 employees to be involuntarily terminated related to the DII and Palo Alto Products International business combinations, and 851 employees related to the Chatham and Lightning business combinations. As of September 30, 2000, approximately 1,387 employees have been terminated, and approximately another 606 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations related to the first quarter business combinations. Additionally, as of September 30, 2000, approximately 48 employees have been terminated, and approximately another 803 employees have been notified of their ensuing termination upon completion of the various facility closures and consolidations related to the second quarter business combinations. During the first and second quarters of fiscal 2001, we paid employee termination costs of approximately $35.8 million and $4.0 million, respectively. The remaining $28.4 million of employee termination costs is classified as accrued liabilities as of September 30, 2000 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

    The unusual pre-tax charges include $61.0 million for the write-down of long-lived assets to fair value. Of these charges, approximately $46.6 million and $14.4 million were written down in the first and second quarters of fiscal 2001, respectively. These amounts have been classified as a component of Cost of Sales. Included in the long-lived asset impairment are charges of $58.1 million, which relate to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their net realizable value based on their estimated sales price. Certain facilities will remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets will be depreciated over this period. The impaired long-lived assets consisted primarily of machinery and equipment of $48.8 million and building and improvements of $9.3 million. The long-lived asset impairment also includes the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $2.9 million.

    The unusual pre-tax charges also include approximately $29.9 million for losses on inventory write-downs and other exit costs, which resulted from the integration plans. This amount has been classified as a component of Cost of Sales. We have written off and disposed of approximately $11.9 million of inventory related to the first quarter business combinations. The $18.0 million of other exit costs relates primarily to items such as lease termination costs, incremental amounts of uncollectible accounts receivable, warranty-related accruals, legal and other exit costs, incurred directly as a result of the various exit plans. Of this amount, $12.3 million related to the DII and Palo Alto Products International business combinations and $5.7 million related to the Chatham and Lightning transactions.

We paid approximately $4.8 million and $3.0 million of other exit costs during the first and second quarters of fiscal 2001, respectively. Additionally, approximately $1.7 million of other exit costs were written off during the second quarter. The remaining $8.5 million is classified in accrued liabilities as of September 30, 2000 and is expected to be paid out by the end of fiscal 2001, except for certain long-term contractual obligations.

    The direct transaction costs include approximately $58.1 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the transactions. Of these charges, approximately $50.9 million was associated with the first quarter business combinations and $7.2 million related to the second quarter transactions. Other direct transaction costs which totaled approximately $37.8 million was mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation, benefit-related expenses and other merger-related costs. We paid approximately $70.2 million and $20.7 million of the direct transaction costs during the first and second quarters of fiscal 2001. The remaining $5.0 million is classified in accrued liabilities as of September 30, 2000 and is expected to be substantially paid out by the end of fiscal 2001.

    We incurred unusual pre-tax charges of $3.5 million in the second quarter of fiscal 2000, related to the Kyrel EMS Oyj business combination. The merger-related expenses consisted of a transfer tax of $1.7 million, approximately $0.4 million of investment banking fees and approximately $1.4 million of legal and accounting fees.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses ("SG&A") for the second quarter of fiscal 2001 increased to $104.3 million from $72.2 million in the same quarter of fiscal 2000, but decreased as a percentage of net sales to 3.5% for the second quarter of fiscal 2001 compared to 5.2% for the same quarter of fiscal 2000. SG&A increased to $196.6 million in the first six months of fiscal 2001 from $138.7 million in the same period of fiscal 2000. The dollar increase in SG&A was primarily due to the continued investment in infrastructure such as sales, marketing, supply-chain management, information systems and other related corporate and administrative expenses. The decline in SG&A as a percentage of net sales reflects the increases in our net sales, as well as our continued focus on controlling our operating expenses.

Goodwill and Intangibles Amortization

    Goodwill and intangibles asset amortization for the second quarter of fiscal 2001 increased to $12.5 million from $8.8 million for the same period of fiscal 2000. Goodwill and intangibles asset amortization was $21.9 million and $18.5 million for the first six months of fiscal 2001 and fiscal 2000, respectively. The increase in goodwill and intangible assets amortization in the second quarter and first six months of fiscal 2001 was primarily a result of goodwill acquired in connection with the various purchase acquisitions during fiscal 2001 and increased amortization of debt issuance costs associated with the senior notes offering in June 2000. See Note H - Senior Subordinated Notes.

Interest and Other Expense, Net

    Interest and other expense, net was $23.8 million for the second quarter of fiscal 2001 compared to $19.3 million for the corresponding quarter of fiscal 2000. The increase in interest and other expense, net in the second quarter of fiscal 2001 is attributable to increased interest expense associated with increased borrowings, primarily due to the issuance of approximately $645.0 million of senior subordinated notes in June 2000. Interest and other expense, net was $19.8 million for the first six months of fiscal 2001 compared to $33.8 million for the same period in fiscal 2000. The decrease in interest and other expense, net for the first six months of fiscal 2001 was primarily attributable to gains recorded on sale of marketable equity securities, which was offset by increased interest expense associated with our increased borrowings.

Provision for Income Taxes

    Our consolidated effective tax rate was 14.2% and (2.4%) for the second quarter and first six months of fiscal 2001, compared to 13.1% and 14.8% for the comparable periods of fiscal 2000. Excluding the unusual charges, the effective income tax rate in the second quarter and first six months of fiscal 2001 was 13.4% and 13.1%, respectively. The consolidated effective tax rate for a particular period varies depending on the mix of earnings, operating loss carryforwards, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. See "Certain Factors Affecting Operating Results - We are Subject to the Risk of Increased Taxes".

Liquidity and Capital Resources

    As of September 30, 2000, we had cash and cash equivalents totaling $540.8 million, total bank and other debts totaling $1.4 billion and $228.9 million available for future borrowing under our credit facility subject to compliance with certain financial covenants.

    Cash used in operating activities was $356.0 million for the first six months of fiscal 2001 compared to cash provided by operating activities of $50.6 million for first six months of fiscal 2000. Cash provided by operating activities decreased in the first six months of fiscal 2001 from first six months of fiscal 2000 because of significant increases in accounts receivable and inventory, partially offset by an increase in accounts payable.

    Accounts receivable, net of allowance for doubtful accounts increased to $1.6 billion at September 30, 2000 from $969.8 million at March 31, 2000. The increase in accounts receivable was primarily due to an increase of 119% in net sales for the first six months of fiscal 2001 over the comparable period in the prior year.

    Inventories increased to $1.6 billion at September 30, 2000 from $1.1 billion at March 31, 2000. The increase in inventories was primarily the result of increased purchases of material to support the growing sales combined with the inventory acquired in connection with the manufacturing facility purchases in the first six months of fiscal 2001.

    Cash used in investing activities was $513.1 million and $254.2 million for the first six months of fiscal 2001 and fiscal 2000, respectively. Cash used in investing activities for the first six months of fiscal 2001 was primarily related to (i) capital expenditures of $483.2 million to purchase equipment and for continued expansion of manufacturing facilities, (ii) payment of $65.4 million for acquisitions of businesses and manufacturing facilities and, (iii) payment of $15.3 million for minority investments in the stock of various technology companies, offset by (iv) $13.2 million in proceeds from the sale of equipment and (v) $37.6 million in proceeds from the sale of marketable equity securities. Cash used in investing activities for the first six months of fiscal 2000 consisted primarily of (i) capital expenditures of $175.5 million to purchase equipment, (ii) payment of $89.4 million related for acquisitions of businesses and manufacturing facilities, and (iii) payment of $20.5 million for minority investments in the stocks of various technology companies, offset by proceeds of $12.6 million and $26.1 million related to the sale of equipment and the sale of certain subsidiaries, respectively.

    Net cash provided by financing activities was $769.5 million and $112.7 million for the first six months of fiscal 2001 and fiscal 2000, respectively. Cash provided by financing activities for the first six months of fiscal 2001 primarily resulted from $1.1 billion of net proceeds from long-term debt and bank borrowings, $22.6 million in proceeds from stock issued under stock plans, $442.9 million of net proceeds from equity offerings and $100.0 million of proceeds from an equity instrument issued to Motorola, offset by $306.2 million and $570.3 million of short-term credit facility and long-term debt repayments, respectively.

    We anticipate that our working capital requirements and capital expenditures will continue to increase in order to support the anticipated continued growth in our operations. We also anticipate incurring significant capital expenditures and operating lease commitments in order to support our anticipated expansions of our industrial parks in China, Hungary, Mexico, Brazil and Poland. We intend to continue our acquisition strategy and it is possible that future acquisitions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory, the timing of expenditures by us on new equipment, the extent to which we utilize operating leases for the new facilities and equipment, levels of shipments and changes in volumes of customer orders.

    Historically, we have funded our operations from the proceeds of public offerings of equity securities and debt offerings, cash and cash equivalents generated from operations, bank debt, sales of accounts receivable and capital equipment lease financings. We believe that our existing cash balances, together with anticipated cash flows from operations, borrowings available under our credit facility and the net proceeds from our recent equity offering and private offering of senior subordinated notes will be sufficient to fund our operations through for at least the next twelve months. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund its acquisitions and anticipated growth. Such financings and other transactions may not be available on terms acceptable or at all. See "Certain Factors Affecting Operating Results - If We Do not Manage Effectively the Expansion of our Operations, our Business may be Harmed".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There were no material changes during the three and six months ended September 30, 2000 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

CERTAIN FACTORS EFFECTING OPERATING RESULTS

IF WE DO NOT MANAGE EFFECTIVELY THE EXPANSION OF OUR OPERATIONS, OUR BUSINESS MAY BE HARMED.

    We have grown rapidly in recent periods. Our workforce has more than tripled in size over the last year as a result of internal growth and acquisitions. This growth is likely to strain considerably our management control system and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

    We plan to increase our manufacturing capacity by expanding our facilities and adding new equipment. Such expansion involves significant risks, including, but not limited to the following:

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

    In addition, we expect to incur new fixed operating expenses associated with our expansion efforts, including substantial increases in depreciation expense and rental expense, that will increase our cost of sales. If our revenues do not increase sufficiently to offset these expenses, our operating results would be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant accounting charges. For example, in connection with our acquisitions of DII, Palo Alto Products International, Chatham and Lightning, we recorded one-time charges of approximately $255.0 million, and in connection with the issuance of an equity instrument to Motorola relating to our alliance with Motorola, we recorded a one-time non-cash charge of approximately $286.5 million.

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS, WHICH COULD HARM OUR BUSINESS.

    In the last quarter, we completed a significant number of acquisitions of businesses and facilities, including our acquisitions of Chatham and Lightning. We expect to continue to acquire additional businesses and facilities in the future. We are currently in preliminary discussions to acquire additional businesses and facilities. Any future acquisitions may require additional debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. We cannot assure the terms of, or that we will complete, any acquisitions in the future.

    To integrate acquired businesses, we must implement our management information systems and operating systems and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

    In addition, acquisitions involve a number of other risks and challenges, including, but not limited to:

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

WE MAY BE ADVERSELY AFFECTED BY SHORTAGES OF REQUIRED ELECTRONIC COMPONENTS.

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

    At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. Component shortages have recently become more prevalent in our industry. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which has contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with current or prospective customers and reduce our sales.

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

    In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer requirements. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have increased our manufacturing capacity, and plan further increases, we may not have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand could harm our gross margins and operating income.

WE ARE DEPENDENT ON THE CONTINUING TREND OF OUTSOURCING BY OEM'S.

    A substantial factor in our revenue growth is attributable to the transfer of manufacturing and supply base management activities from our OEM customers. Future growth is partially dependent on new outsourcing opportunities. To the extent that these opportunities are not available, our future growth would be unfavorably impacted. These outsourcing opportunities may include the transfer or assets such as facilities, equipment and inventory.

OUR OPERATING RESULTS VARY SIGNIFICANTLY.

    We experience significant fluctuations in our results of operations. The factors which contribute to fluctuations include:

-   the timing of customer orders;

-   the volume of these orders relative to our capacity;

-   market acceptance of customers' new products;

-   changes in demand for customers' products and product obsolescence;

- our ability to manage the timing and amount of our procurement of components to avoid delays in production and excess inventory levels;

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

     One of our significant end-markets is the consumer electronics market. This market exhibits particular strength towards the end of the calendar year in connection with the holiday season. As a result, we have historically experienced relative strength in revenues in our third fiscal quarter.

THE MAJORITY OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES COULD DECLINE SIGNIFICANTLY.

    Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers in the first six months of fiscal 2001 and 2000 accounted for approximately 41% and 38% of net sales, respectively. Our largest customer during the first six months of fiscal 2001 was Ericsson accounting for approximately 10% of net sales. No other customers accounted for more than 10% of net sales in the six months ended September 30, 2000. The identity of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would seriously harm our business. If we are not be able to timely replace expired, canceled or reduced contracts with new business, our revenues would be harmed.

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

OUR INDUSTRY IS EXTREMELY COMPETITIVE.

     The electronics manufacturing services industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of internal production. Some of our competitors, have substantially greater market share, and manufacturing, financial, and marketing resources than us.

    In recent years, many participants in the industry, including us, have substantially expanded their manufacturing capacity. If overall demand for electronics manufacturing services should decrease, this increased capacity could result in substantial pricing pressures, which could seriously harm our operating results.


OUR CUSTOMERS MAY BE ADVERSELY AFFECTED BY RAPID TECHNOLOGICAL CHANGE.

Our customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvement in products and services. These conditions frequently result in short product life cycles. Our success will depend largely on the success achieved by our customers in developing and marketing their products. If technologies or standards supported by our customers' products become obsolete or fail to gain widespread commercial acceptance, our business could be adversely affected.

WE ARE SUBJECT TO THE RISK OF INCREASED TAXES.

    We have structured our operations in a manner designed to maximize income in countries where (1) tax incentives have been extended to encourage foreign investment or (2) income tax rates are low. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law which may have retroactive effect. We cannot determine in advance the extent to which some jurisdictions may require us to pay tax or make payments in lieu of tax.

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

WE CONDUCT OPERATIONS IN A NUMBER OF COUNTRIES AND ARE SUBJECT TO RISKS OF INTERNATIONAL OPERATIONS.

    The geographical distances between Asia, the Americas and Europe create a number of logistical and communications challenges. Our manufacturing operations are located in a number of countries, including Austria, Brazil, China, the Czech Republic, Denmark, Finland, France, Germany, Holland, Hungary, Ireland, Italy, Malaysia, Mexico, Norway, Scotland, Sweden, Switzerland, Taiwan, Thailand, the United Kingdom and the United States. As a result, we are affected by economic and political conditions in those countries, including:

-   fluctuations in the value of currencies;

-   changes in labor conditions;

-   longer payment cycles;

-   greater difficulty in collecting accounts receivable;

-   the burdens and costs of compliance with a variety of foreign laws;

-   political and economic instability;

-   increases in duties and taxation;

-   imposition of restrictions on currency conversion or the transfer of funds;

-   limitations on imports or exports;

-   expropriation of private enterprises; and

- a potential reversal of current tax or other policies encouraging foreign investment or foreign trade by our host countries.

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

WE ARE SUBJECT TO RISKS OF CURRENCY FLUCTUATIONS AND HEDGING OPERATIONS.

    A significant portion of our business is conducted in the European euro, the Swedish krona and the Brazilian real. In addition, some of our costs, such as payroll and rent, are denominated in currencies such as the Austrian schilling, the British pound, the Chinese renminbi, the German deutsche mark, the Hong Kong dollar, the Hungarian forint, the Irish pound, the Malaysian ringgit, the Mexican peso and the Singapore dollar, as well as the euro, the krona and the real. In recent years, the Hungarian forint, Brazilian real and Mexican peso have experienced significant devaluations. Changes in exchange rates between these and other currencies and the U.S. dollar will affect our cost of sales, operating margins and revenues. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts, to hedge Japanese yen, European euro, U.S. dollar and other foreign currency commitments arising from trade accounts payable and fixed purchase obligations. Because we hedge only fixed obligations, we do not expect that these hedging activities will harm our results of operations or cash flows. However, our hedging activities may be unsuccessful, and we may change or reduce our hedging activities in the future. As a result, we may experience significant unexpected expenses from fluctuations in exchange rates.

WE DEPEND ON OUR KEY PERSONNEL.

    Our success depends to a large extent upon the continued services of our key executives, managers and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure that we will retain our key officers and employees. We could be seriously harmed by the loss of key personnel. In addition, in order to manage our growth, we will need to recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed.

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

PART II - OTHER INFORMATION

ITEMS 1-3. Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     We held our Annual General Meeting of shareholders on September 21, 2000, at which the following matters were acted upon:


1a)  Re-election of Mr. Michael J. Moritz to the Board of Directors.                                      For:      136,271,082
                                                                                                          Against:      289,535
1b)  Re-election of Mr. Patrick Foley to the Board of Directors.                                          For:      136,277,244
                                                                                                          Against:      283,373
 2)  Adoption of the directors' report, auditors' report and audited accounts for the fiscal year ended   For:      136,280,357
          March 31, 2000.                                                                                 Against:       25,659
                                                                                                          Abstain:      254,601
 3)  Appointment of Arthur Andersen as our independent auditors for the fiscal year ended March 31,       For:      136,303,883
          2001.                                                                                           Against:       62,135
                                                                                                          Abstain:      194,599
 4)  Approval of the increase in our authorized share capital to 1,500,000,000 ordinary shares.           For:      127,469,945
                                                                                                          Against:    8,803,066
                                                                                                          Abstain:      287,606
 5)  Approval of an amendment to our 1993 Share Option Plan relating to the increase in the maximum       For:      108,954,208
          number of shares authorized for issuance to 25,400,000 ordinary shares and approval of          Against:   27,105,041
          certain modifications to the 1993 Share Option Plan.                                            Abstain:      501,368
 6)  Approval of an amendment to our 1997 Employee Share Purchase Plan relating to the increase in        For:      135,167,639
          the maximum number of shares authorized for issuance to 1,200,000 ordinary shares.              Against:      917,781
                                                                                                          Abstain:      475,197
 7)  Approval of grant to the Board of Directors of authority to allot and issue or grant options in      For:      134,784,300
          respect of ordinary shares.                                                                     Against:    1,136,150
                                                                                                          Abstain:      640,167
 8)  Approval of grant to the Board of Directors of authority to allot and issue bonus share issuances.   For:      135,298,974
                                                                                                          Against:      881,811
                                                                                                          Abstain:      379,832

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

         2.01 Agreement and Plan of Reorganization dated July 31, 2000 among the Registrant, Chatham Acquisition Corporation, and Chatham Technologies, Inc. Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K for the event reported on September 15, 2000.)

         2.02 Merger Agreement dated August 10, 2000 among the Registrant, JIT Holdings Limited, Goh Thiam Poh Tommie and Goh Mui Teck William, as amended. (Incorporated by reference to Exhibit 2.4 of the Registrant's Registration Statement on Form S-3, number 333-46770, filed September 27, 2000.)

        10.01 Credit Agreement dated as of June 15, 2000 among Flextronics International USA, Inc., The DII Group, Inc., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, Fleet National Bank, as documentation agent, Bank of America, National Association and Citicorp USA, Inc. as managing agents, and The Bank of Nova Scotia as co-agent (certain disclosure schedules have been omitted and will be provided to the Securities and Exchange Commission upon request).

        27.01  Financial Data Schedule

(b)     Reports on Form 8-K

    On September 15, 2000 we filed a current report on Form 8-K, including the Agreement and Plan of Merger, relating to the completion of our acquisition of Chatham Technologies, Inc.

    On September 20, 2000, we filed a current report on Form 8-K, including the supplemental consolidated financial statements prepared to give retroactive effect to the mergers with Chatham Technologies, Inc. and Lightning Metal Specialities, Inc., both completed on August 31, 2000.

    On September 20, 2000, we filed a current report on Form 8-K including our consolidated financial statements as of March 31, 1999 and 2000 and for each of the three years in the period ended March 31, 2000, giving retroactive effect to the mergers with The DII Group, Inc. and with Palo Alto Products International, Pte. Ltd.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FLEXTRONICS INTERNATIONAL LTD.
                                           (Registrant)


Date:  November 13, 2000                       /s/ ROBERT R.B. DYKES
                                           ------------------------------------
                                           Robert R.B. Dykes
                                           President, Systems Group
                                           and Chief Financial Officer
                                          (principal financial and
                                           accounting officer)


                                 EXHIBIT INDEX

     EXHIBIT
       NO.     DESCRIPTION
     -------   -----------
         2.01  Agreement and Plan of Reorganization dated July 31, 2000 among the Registrant, Chatham Acquisition Corporation, and Chatham
               Technologies, Inc. Certain schedules have been omitted. The
               Registrant agrees to furnish supplementally a copy of any
               omitted schedule to the Commission upon request. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K for the event reported on September 15, 2000.)

         2.02  Merger Agreement dated August 10, 2000 among the Registrant, JIT
               Holdings Limited, Goh Thiam Poh Tommie and Goh Mui Teck William, as amended. (Incorporated by reference to Exhibit 2.4 of the Registrant's Registration Statement on Form S-3, number
               333-46770, filed September 27, 2000.)

        10.01  Credit Agreement dated as of June 15, 2000 among Flextronics
               International USA, Inc., The DII Group, Inc., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, Fleet National Bank, as documentation agent, Bank of America, National Association and Citicorp USA,
               Inc. as managing agents, and The Bank of Nova Scotia as co-agent
               (certain disclosure schedules have been omitted and will be provided to the Securities and Exchange Commission upon request).

        27.01  Financial Data Schedule