Form 10-Q
period 2000-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 2001-02-09
CIK 866374

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended DECEMBER 31, 2000

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

                                ----------------

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

                                ----------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        At February 2, 2001, there were 444,494,302 Ordinary Shares, S$0.01 par value, outstanding.

================================================================================

                         FLEXTRONICS INTERNATIONAL LTD.

                                      INDEX


                                                                                               PAGE
                                                                                               ----

                                  PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

           Condensed Consolidated Balance Sheets - December 31, 2000 and March 31, 2000......    3

           Condensed Consolidated Statements of Operations - Three and Nine Months
             Ended December 31, 2000 and December 31, 1999...................................    4

           Condensed Consolidated Statements of Cash Flows - Nine Months Ended
             December 31, 2000 and December 31, 1999.........................................    5

           Notes to Condensed Consolidated Financial Statements..............................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................................   13
 .
Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................   19

                                    PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................................   25

           Signatures........................................................................   27

ITEM 1. FINANCIAL STATEMENTS

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)


                                                                      DECEMBER 31,        MARCH 31,
                                                                          2000              2000
                                                                      -----------       -----------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................................   $   398,374       $   747,049
  Accounts receivable, net ........................................     1,634,053         1,057,949
  Inventories, net ................................................     1,727,826         1,142,594
  Other current assets ............................................       339,079           275,152
                                                                      -----------       -----------
          Total current assets ....................................     4,099,332         3,222,744
                                                                      -----------       -----------

Property and equipment, net .......................................     1,856,168         1,323,732
Goodwill and other intangibles, net ...............................       604,211           390,351
Other assets ......................................................       139,300           198,116
                                                                      -----------       -----------
          Total assets ............................................   $ 6,699,011       $ 5,134,943
                                                                      ===========       ===========


                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank borrowings and current portion of long-term debt ...........   $   691,414       $   487,773
  Current portion of capital lease obligations ....................        26,551            24,037
  Accounts payable ................................................     1,507,582         1,227,142
  Accrued expenses ................................................       556,550           322,257
                                                                      -----------       -----------
          Total current liabilities ...............................     2,782,097         2,061,209
                                                                      -----------       -----------

Long-term debt, net of current portion ............................       884,839           593,830
Capital lease obligations, net of current portion .................        45,496            51,437
Other liabilities .................................................        84,339            58,133

SHAREHOLDERS' EQUITY:
  Ordinary shares, S$0.01 par value; authorized - 1,500,000,000;
     issued and outstanding - 439,386,316 and 410,538,799 as of
     December 31, 2000 and March 31, 2000, respectively ...........         2,695             2,516
  Additional paid-in capital ......................................     2,928,032         1,990,673
  Retained earnings ...............................................        60,464           373,735
  Accumulated other comprehensive income (loss) ...................       (88,951)            8,494
  Deferred compensation ...........................................            --            (5,084)
                                                                      -----------       -----------
          Total shareholders' equity ..............................     2,902,240         2,370,334
                                                                      -----------       -----------

          Total liabilities and shareholders' equity ..............   $ 6,699,011       $ 5,134,943
                                                                      ===========       ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                              --------------------------  ----------------------------
                                              DECEMBER 31,  DECEMBER 31,  DECEMBER 31,    DECEMBER 31,
                                                  2000          1999          2000            1999
                                              ------------  ------------  ------------    ------------
Net sales .................................... $3,239,293    $1,967,740    $ 8,995,265     $4,730,426
Cost of sales ................................  2,964,034     1,797,643      8,263,848      4,293,919
Unusual charges ..............................     38,550            --        146,539             --
                                               ----------    ----------    -----------     ----------
     Gross profit ............................    236,709       170,097        584,878        436,507
Selling, general and administrative ..........    113,736        86,534        316,585        228,263
Goodwill and intangibles amortization ........     15,141        10,735         37,016         29,276
Unusual charges ..............................      7,726            --        441,236          3,523
Interest and other expense, net ..............     22,092        23,367         40,252         57,023
                                               ----------    ----------    -----------     ----------
     Income (loss) before income taxes .......     78,014        49,461       (250,211)       118,422
Provision for income taxes ...................     10,232         1,662          2,642         12,881
                                               ----------    ----------    -----------     ----------
     Net income (loss) ....................... $   67,782    $   47,799    $  (252,853)    $  105,541
                                               ==========    ==========    ===========     ==========

Earnings (loss) per share:
  Basic ...................................... $     0.15    $     0.13    $     (0.58)    $     0.31
                                               ==========    ==========    ===========     ==========
  Diluted .................................... $     0.14    $     0.12    $     (0.58)    $     0.29
                                               ==========    ==========    ===========     ==========

Shares used in computing per share amounts:
  Basic ......................................    441,016       357,116        433,448        342,676
                                               ==========    ==========    ===========     ==========
  Diluted ....................................    478,657       384,017        433,448        368,605
                                               ==========    ==========    ===========     ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                         NINE MONTHS ENDED
                                                                   DECEMBER 31,      DECEMBER 31,
                                                                       2000              1999
                                                                   -----------       ---------
Net cash used in operating activities ..........................   $  (461,817)      $ (14,136)
                                                                   -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...................      (711,252)       (374,679)
  Proceeds from sale of property, plant and equipment ..........        51,444          17,003
  Proceeds from sale of investments and certain subsidiaries ...        42,766          35,871
  Payments for business acquisitions, net of cash acquired .....      (112,852)        (32,049)
  Other investments ............................................       (39,508)        (25,450)
                                                                   -----------       ---------

Net cash used in investing activities ..........................      (769,402)       (379,304)
                                                                   -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of bank borrowings and long-term debt .............    (1,002,157)       (131,508)
  Repayments of capital lease obligations ......................       (23,282)        (25,480)
  Bank borrowings and proceeds from long-term debt .............     1,386,948         311,387
  Proceeds from stock issued under stock plans .................        59,041          17,238
  Net proceeds from sale of ordinary shares ....................       431,588         448,924
  Proceeds from issuance of equity instrument ..................       100,000              --
  Dividends paid to former shareholders of companies acquired ..          (190)         (1,641)
                                                                   -----------       ---------

Net cash provided by financing activities ......................       951,948         618,920
                                                                   -----------       ---------

Effect on cash from:
   Exchange rate changes .......................................       (36,698)         (2,995)
   Adjustment to conform fiscal year of pooled entities ........       (32,706)           (818)
                                                                   -----------       ---------

Net increase (decrease) in cash and cash equivalents ...........      (348,675)        221,667
Cash and cash equivalents at beginning of period ...............       747,049         318,165
                                                                   -----------       ---------

Cash and cash equivalents at end of period .....................   $   398,374       $ 539,832
                                                                   ===========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


Note A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2000 contained in the Company's annual report on Form 10-K and the Company's current report on Form 8-K filed on January 29, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

   In the current fiscal year, Flextronics acquired 100% of the outstanding shares of the DII Group, Inc. ("DII"), Lightning Metal Specialties and related entities ("Lightning"), Palo Alto Products International Pte. Ltd. ("Palo Alto Products International"), JIT Holdings Ltd. ("JIT") and Chatham Technologies, Inc. ("Chatham"). These acquisitions were accounted for as pooling of interests and the condensed consolidated financial statements have been prepared to give retroactive effect to the mergers.

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

   DII and Lightning operated under a calendar year end prior to merging with Flextronics and, accordingly, their respective balance sheets, statements of operations, shareholders' equity and cash flows as of December 31, 1998 and 1999 and for each of the three years ended December 31, 1999 have been combined with the Company's consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000. Starting in fiscal 2001, DII and Lightning changed their year ends from December 31 to March 31 to conform to the Company's fiscal year end. Accordingly, their operations for the three months ended March 31, 2000 have been excluded from the consolidated results of operations for fiscal 2001 and reported as an adjustment to retained earnings in the first quarter of fiscal 2001.

   Palo Alto Products International is an enclosure design and plastic molding company with operations in Taiwan, Thailand and the United States. The Company merged with Palo Alto Products International in April 2000 by exchanging approximately 7.2 million ordinary shares of Flextronics for all of the outstanding shares of Palo Alto Products International common stock.

   JIT is a global provider of electronics manufacturing and design services with operations in China, Malaysia, Hungary, Indonesia and Singapore. The Company merged with JIT in November 2000, by exchanging approximately 17.3 million ordinary shares of Flextronics for all of the outstanding shares of JIT common stock.

   Palo Alto Products International and JIT operated under the same fiscal year end as Flextronics and, accordingly, their respective balance sheets, statements of operations, shareholders' equity and cash flows have been combined with the Company's consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000.

   Chatham is a leading provider of integrated electronic packaging systems to the communications industry. As a result of the merger, in August 2000, the Company issued approximately 15.2 million ordinary shares for all of the outstanding Chatham capital stock, warrants and options. Chatham operated under a fiscal year which ended on the Saturday closest to September 30 prior to merging with Flextronics and, accordingly, Chatham's balance sheets, statements of operations, shareholders' equity and cash flows as of September 30, 1998 and September 24, 1999 and for each of the three fiscal years ended September 24, 1999 have been combined with the Company's consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000. Starting in fiscal 2001, Chatham changed its year end from the Saturday closest to September 30 to March 31 to conform to the Company's fiscal year end. Accordingly, Chatham's operations for the six months ended March 31, 2000 have been excluded from the consolidated results of operations for fiscal 2001 and reported as an adjustment to retained earnings in the first quarter of fiscal 2001.

   A reconciliation of results of operations previously reported by the separate companies for the three and nine month periods ended December 31, 1999 to the condensed consolidated results of the Company is as follows (in thousands):

                                             THREE MONTHS      NINE MONTHS
                                                ENDED             ENDED
                                             DECEMBER 31,      DECEMBER 31,
                                                 1999              1999
                                             -----------       -----------
     Net sales:
       As previously reported ............   $ 1,251,681       $ 2,879,082
       DII ...............................       365,089           892,650
       Lightning .........................        77,467           203,544
       Palo Alto Products International ..        23,003            73,322
       JIT ...............................       152,672           420,460
       Chatham ...........................        98,743           263,432
       Intercompany elimination ..........          (915)           (2,064)
                                             -----------       -----------
       As restated .......................   $ 1,967,740       $ 4,730,426
                                             ===========       ===========

     Net income:
       As previously reported ............   $    38,066       $    85,008
       DII ...............................        16,251            37,474
       Lightning .........................        (4,402)           (2,210)
       Palo Alto Products International ..         1,060             1,642
       JIT ...............................         4,944            11,124
       Chatham ...........................        (8,120)          (27,497)
                                             -----------       -----------
       As restated .......................   $    47,799       $   105,541
                                             ===========       ===========


Note B - INVENTORIES

   Inventories consist of the following (in thousands):

                                              DECEMBER 31,     MARCH 31,
                                                  2000           2000
                                              ----------      ----------
     Raw materials .........................  $1,225,758      $  820,070
     Work-in-process .......................     356,703         207,474
     Finished goods ........................     145,365         115,050
                                              ----------      ----------
                                              $1,727,826      $1,142,594
                                              ==========      ==========


Note C - UNUSUAL CHARGES

   The Company recognized unusual pre-tax charges of $587.8 million during the nine months ended fiscal 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola combined with approximately $206.6 million of expenses resulting from the DII and Palo Alto Products

International mergers. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the Chatham and Lightning mergers. Unusual pre-tax charges of $46.3 million were recorded in the third quarter, primarily related to the JIT merger.

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

   In connection with the aforementioned mergers, the Company recorded aggregate merger-related charges of $301.3 million, which included approximately $198.8 million of integration expenses and approximately $102.5 million of direct transaction costs. As discussed below, $146.5 million of the unusual charges relating to integration expenses have been classified as a component of Cost of Sales during the nine months ended fiscal 2001. The components of the merger-related unusual charges recorded are as follows (in thousands):

                                                 FIRST     SECOND      THIRD
                                                QUARTER    QUARTER    QUARTER    TOTAL    NATURE OF
                                                CHARGES    CHARGES    CHARGES   CHARGES    CHARGES
                                                --------   --------   -------  ---------  ---------
Integration Costs:
  Severance.................................    $ 62,487   $  5,677   $ 3,606  $  71,770  cash
  Long-lived asset impairment...............      46,646     14,373    16,469     77,488  non-cash
  Inventory write-downs.....................      11,863         --    10,608     22,471  non-cash
  Other exit costs..........................      12,338      5,650     9,095     27,083  cash/non-cash
                                                --------   --------   -------  ---------
      Total Integration Costs...............     133,334     25,700    39,778    198,812
Direct Transaction Costs:
  Professional fees.........................      50,851      7,247     6,250     64,348  cash
  Other costs...............................      22,382     15,448       248     38,078  cash/non-cash
                                                --------  ---------  --------  ---------
      Total Direct Transaction Costs........      73,233     22,695     6,498    102,426
                                                --------  ---------  --------  ---------
  Total Merger-Related Unusual Charges......     206,567     48,395    46,276    301,238
                                                --------  ---------  --------  ---------
Benefit from income taxes...................     (30,000)    (6,000)   (6,500)   (42,500)
                                                --------- ---------- --------- ----------

  Total Merger-Related Unusual Charges,
     Net of Tax.............................    $176,567  $  42,395  $ 39,776  $ 258,738
                                                ========  =========  ========  =========

   As a result of the consummation of the various mergers, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure and the identification of manufacturing and administrative facilities for consolidation into other facilities. Management currently anticipates that the integration costs and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The following table summarizes the components of the integration costs and related activities in fiscal 2001:

                                                  LONG-LIVED                   OTHER         TOTAL
                                                     ASSET       INVENTORY     EXIT       INTEGRATION
                                      SEVERANCE   IMPAIRMENT    WRITE-DOWNS    COSTS         COSTS
                                      ---------   ----------    -----------  --------     ------------
     Balance at March 31, 2000 ...... $     --     $     --     $     --     $     --     $       --
     Activities during the year:
       First quarter provision ......   62,487       46,646       11,863       12,338        133,334
       Cash charges .................  (35,800)          --           --       (1,627)       (37,427)
       Non-cash charges .............       --      (46,646)      (4,315)      (3,126)       (54,087)
                                      --------     --------     --------     --------      ---------
     Balance at June 30, 2000 .......   26,687           --        7,548        7,585         41,820
     Activities during the year:
       Second quarter provision .....    5,677       14,373           --        5,650         25,700
       Cash charges .................   (4,002)          --           --       (4,231)        (8,233)
       Non-cash charges .............       --      (14,373)      (7,548)        (526)       (22,447)
                                      --------     --------     --------     --------      ---------
     Balance at September 30, 2000 .. $ 28,362     $     --     $     --     $  8,478      $  36,840
                                      --------     --------     --------     --------      ---------
     Activities during the year:


       Third quarter provision ......    3,606       16,469       10,608        9,095        39,778
       Cash charges .................   (7,332)          --           --       (2,572)       (9,904)
       Non-cash charges .............       --      (16,469)     (10,608)      (3,462)      (30,539)
                                      --------     --------     --------     --------     ---------
     Balance at December 31, 2000 ... $ 24,636     $     --     $     --     $ 11,539     $  36,175
                                      ========     ========     ========     ========     =========

   Of the total pre-tax integration charges, $71.8 million relates to employee termination costs, of which $19.4 million has been classified as a component of Cost of Sales. As a result of the various exit plans, the Company identified 5,807 employees to be involuntarily terminated related to the various mergers. As of December 31, 2000, approximately 2,092 employees have been terminated, and approximately another 3,715 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations related to the mergers. During the nine months ended fiscal 2001, the Company paid employee termination costs of approximately $47.1 million. The remaining $24.7 million of employee termination costs is classified as accrued liabilities as of December 31, 2000 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

   The unusual pre-tax charges include $77.5 million for the write-down of long-lived assets to fair value. Of these charges, approximately $46.6 million, $14.4 million, and $16.5 million were written down in the first, second, and third quarters of fiscal 2001, respectively. These amounts have been classified as a component of Cost of Sales. Included in the long-lived asset impairment are charges of $74.6 million, which relate to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their net realizable value based on their estimated sales price. Certain facilities will remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets will be depreciated over this expected period. The impaired long-lived assets consisted primarily of machinery and equipment of $53.5 million and building and improvements of $21.1 million. The long-lived asset impairment also includes the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $2.9 million.

   The unusual pre-tax charges also include approximately $49.6 million for losses on inventory write-downs and other exit costs, which resulted from the integration plans. This amount has been classified as a component of Cost of Sales. The Company has written off and disposed of approximately $11.9 million of inventory related to the first quarter integration activities and approximately $10.6 million was written off and disposed of related to the third quarter integration activities. The $27.1 million of other exit costs relate primarily to items such as lease termination costs, incremental amounts of uncollectible accounts receivable, warranty-related accruals, legal and other exit costs, incurred directly as a result of the various exit plans. The Company paid approximately $1.6 million, $4.2 million, and $2.6 million of other exit costs during the first, second and third quarters of fiscal 2001. Additionally, approximately $3.1 million, $0.5 million and $3.5 million of other exit costs were written off during the first, second and third quarters, respectively. The remaining $11.6 million is classified in accrued liabilities as of December 31, 2000 and is expected to be substantially paid out by the end of fiscal 2001, except for certain long-term contractual obligations.

   The direct transaction costs include approximately $64.4 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the transactions. Of these charges, approximately $50.9 million was associated with the first quarter mergers, $7.2 million related to the second quarter mergers, and $6.3 million related to the third quarter merger. Other direct transaction costs which totaled approximately $38.1 million was mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation, benefit-related expenses and other merger-related costs. The Company paid approximately $55.5 million, $5.6 million and $5.3 million of the direct transaction costs during the first, second and third quarters of fiscal 2001, respectively. Additionally, approximately $14.7 million, $13.4 million and $0.1 million of the direct transaction costs were written off during the first, second and third quarters, respectively. The remaining $7.9 million is classified in accrued liabilities as of December 31, 2000 and is expected to be substantially paid out by the end of fiscal 2001.

Note D - EARNINGS PER SHARE

   Basic net income per share is computed using the weighted average number of ordinary shares outstanding during the applicable periods.

   Diluted net income per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Earnings per share data were computed as follows (in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               DECEMBER 31,  DECEMBER 31,  DECEMBER 31,    DECEMBER 31,
                                                                   2000          1999          2000            1999
                                                               ------------  ------------  ------------    ------------
Basic earnings (loss) per share:
Net income (loss) .........................................      $ 67,782      $ 47,799      $(252,853)      $105,541
                                                                 --------      --------      ---------       --------
Shares used in computation:
Weighted-average ordinary shares outstanding(1) ...........       441,016       357,116        433,448        342,676
                                                                 ========      ========      =========       ========
Basic earnings (loss) per share ...........................      $   0.15      $   0.13      $   (0.58)      $   0.31
                                                                 ========      ========      =========       ========
Diluted earnings (loss) per share:
Net income (loss) .........................................      $ 67,782      $ 47,799      $(252,853)      $105,541
Plus income impact of assumed conversions:
  Interest expense (net of tax) on convertible
   subordinated notes .....................................            --            --             --            400
  Amortization (net of tax) of debt issuance costs on
   convertible subordinated notes .........................            --            --             --             33
                                                                 --------      --------      ---------       --------
  Net income (loss) available to shareholders .............      $ 67,782      $ 47,799      $(252,853)      $105,974
Shares used in computation:
Weighted-average ordinary shares outstanding ..............       441,016       357,116        433,448        342,676
Shares applicable to exercise of dilutive options(2),(3) ..        28,071        26,009             --         23,124
Shares applicable to deferred stock compensation ..........            --           892             --            860
Shares applicable to other equity instruments(3) ..........         9,570            --             --             --
Shares applicable to convertible subordinated notes .......            --            --             --          1,945
                                                                 --------      --------      ---------       --------
  Shares applicable to diluted earnings ...................       478,657       384,017        433,448        368,605
                                                                 ========      ========      =========       ========
Diluted earnings (loss) per share .........................      $   0.14      $   0.12      $   (0.58)      $   0.29
                                                                 ========      ========      =========       ========

(1) Ordinary shares issued and outstanding based on the weighted average method.

(2) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 3,543,796 shares and 78,828 shares outstanding during the three months ended December 31, 2000 and December 31, 1999, respectively, and options to purchase 113,786 shares outstanding during the nine months ended December 31, 1999 were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's ordinary shares during those periods.
(3) The ordinary share equivalents from stock options and other equity instruments were antidilutive for the nine months ended December 31, 2000, and therefore not assumed to be converted for diluted earnings per share computation.

Note E - COMPREHENSIVE INCOME

     The following table summarizes the components of comprehensive income (in thousands):

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          DECEMBER 31,    DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                                              2000            1999           2000             1999
                                                          ------------    ------------   ------------     ------------
Net income (loss) .......................................   $ 67,782       $  47,799       $(252,853)      $ 105,541
 Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments ..............      7,532         (12,061)        (38,961)        (16,479)
  Unrealized holding gain (loss) on available-for-sale
    securities ..........................................    (31,069)         75,037         (53,170)         84,645
                                                            --------       ---------       ---------       ---------
Comprehensive income (loss) .............................   $ 44,245       $ 110,775       $(344,984)      $ 173,707
                                                            ========       =========       =========       =========

Note F - SEGMENT REPORTING

   Information about segments was as follows (in thousands):

                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                          2000              1999              2000              1999
                                      ------------      ------------      ------------      ------------
Net Sales:
 Asia .............................   $   710,635       $   468,023       $ 1,875,362       $ 1,118,898
 Americas .........................     1,526,112           794,448         4,212,587         1,998,286
 Western Europe ...................       611,071           408,177         1,683,597           969,881
 Central Europe ...................       495,852           322,880         1,562,862           698,111
 Intercompany eliminations ........      (104,377)          (25,788)         (339,143)          (54,750)
                                      -----------       -----------       -----------       -----------
                                      $ 3,239,293       $ 1,967,740       $ 8,995,265       $ 4,730,426
                                      ===========       ===========       ===========       ===========
Income (Loss) before Income Tax:
 Asia .............................   $    39,584       $    31,766       $    91,099       $    72,504
 Americas .........................        69,505            (7,256)          140,531            (3,326)
 Western Europe ...................         6,038            13,753            26,599            27,048
 Central Europe ...................         8,865            13,644            28,396            24,253
 Intercompany eliminations,
   corporate allocations and
   unusual charges ................       (45,978)           (2,446)         (536,836)           (2,057)
                                      -----------       -----------       -----------       -----------
                                      $    78,014       $    49,461       $  (250,211)      $   118,422
                                      ===========       ===========       ===========       ===========


                                                                 AS OF        AS OF
                                                              DECEMBER 31,   MARCH 31,
                                                                  2000         2000
                                                              ------------  ----------
Long-lived Assets:
  Asia.....................................................    $  499,395  $  449,824
  Americas.................................................       730,205     712,215
  Western Europe...........................................       311,788     275,935
  Central Europe...........................................       314,780     171,165
                                                               ----------   ----------
                                                               $1,856,168   $1,609,139
                                                               ==========   ==========

   For purposes of the preceding tables, "Asia" includes China, Malaysia, Singapore, Thailand and Taiwan, "Americas" includes the U.S., Mexico, and Brazil, "Western Europe" includes Denmark, Finland, France, Germany, Norway, Poland, Sweden, Switzerland and the United Kingdom, and "Central Europe" includes Austria, the Czech Republic, Hungary, Ireland, Israel, Italy and Scotland.

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


Note I - STRATEGIC ALLIANCE

   On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. This alliance provides incentives for Motorola to purchase up to $32.0 billion of products and services from the Company through December 31, 2005. The relationship is not exclusive and does not require that Motorola purchase any specific volumes of products or services from the Company. The Company's ability to achieve any of the anticipated benefits of this relationship is subject to a number of risks, including its ability to provide services on a competitive basis and to expand manufacturing resources, as well as demand for Motorola's products. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitles it to acquire 22,000,000 Flextronics ordinary shares at any time through December 31, 2005 upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. During the term of the strategic alliance, if Motorola meets targeted purchase levels, no additional payments may be required by Motorola to acquire 22,000,000 Flextronics ordinary shares. However, there may be additional non-cash charges of up to $300.0 million over the term of the strategic alliance.


Note J - NEW ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 in the first quarter of fiscal 2002 and anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

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


Note K - SUBSEQUENT EVENTS

   In January 2001, the Company completed its acquisition of Li Xin Industries Ltd. (Li Xin), a plastics company in Asia with operations in Singapore, Malaysia and Northern China. Li Xin's primary activities include the manufacturing and sales of high precision plastic injection molds and plastic injection molded parts, design support and sub-assembly services of electrical components. The Company issued ordinary shares having a total value of approximately $89.6 million for the acquired net assets of Li Xin. The acquisition was accounted for as a purchase.

     On February 6, 2001, the Company completed an equity offering of 27,000,000 of its ordinary shares at $37.9375 with net proceeds of approximately $990.8 million. In addition, the Company has granted the underwriters of the equity offering an overallotment option, which is exercisable for thirty days after the offering, to purchase up to an additional 4,050,000 ordinary shares. The Company intends to use the net proceeds from the offering to fund anticipated expenses related to its strategic relationship with Ericsson (as further discussed below), to fund the further expansion of its business, and for other general corporate purposes.

     In January 2001, the Company entered into a non-binding memorandum of understanding with Ericsson in which the Company is to provide a substantial portion of Ericsson's mobile phone requirements and will be assuming responsibility for product assembly, new product prototyping, supply chain management and logistics management. In this new relationship, the Company will use facilities currently owned by Ericsson for its mobile phone operations in Brazil, Great Britain, Malaysia and Sweden, and will also manufacture at the Company's southern China and Malaysia facilities. The Company will also provide PCBs and plastics, primarily from its Asian operations. In connection with this relationship, the Company will purchase from Ericsson certain inventory, equipment and other assets, and may assume certain accounts payable and accrued expenses at their net book value. The net asset purchase price has not been fixed, but is expected to be between $200.0 million and $800.0 million. The Company anticipates that operations under this arrangement will begin on April 1, 2001.

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

Acquisitions, Purchases of Facilities and Other Strategic Transactions

   We have actively pursued mergers and other business acquisitions to expand our global reach, manufacturing capacity and service offerings and to diversify and strengthen customer relationships. We have completed several significant business combinations since the end of fiscal 2000. In the current fiscal year, we acquired all of the outstanding shares of the DII Group, Inc. (DII), Palo Alto Products International Pte. Ltd. (Palo Alto Products International), Chatham Technologies, Inc. (Chatham), Lightning Metal Specialties and related entities (Lightning), and JIT Holdings Ltd. (JIT). Each of these acquisitions was accounted for as a pooling of interests and our consolidated financial statements have been restated to reflect the combined operations of the merged companies for all periods presented. The significant business combinations that we have completed to date in fiscal 2001, include the following:


    DATE             ACQUIRED COMPANY          NATURE OF BUSINESS       CONSIDERATION    LOCATION(s)
------------     ------------------------   ------------------------ ------------------ ------------
November 2000    JIT Holdings Ltd.          Provides electronics        17,323,531        China
                                            manufacturing and design    ordinary shares   Hungary
                                            services                                      Indonesia
                                                                                          Malaysia
                                                                                          Singapore

August 2000      Chatham Technologies, Inc. Provides industrial and    15,234,244         Brazil
                                            electronics manufacturing  ordinary shares    China
                                            design services                               France
                                                                                          Mexico
                                                                                          Spain
                                                                                          Sweden
                                                                                          United States

August 2000      Lightning Metal            Provides injection          2,573,072         Ireland
                 Specialties and related    metal stamping and          ordinary shares   United States
                 entities                   integration services

April 2000       Palo Alto Products         Provides industrial and     7,236,748         Taiwan
                 International Pte. Ltd.    electronics                 ordinary shares   Thailand
                                            manufacturing                                 United States
                                            design services

April 2000       The DII Group, Inc.       Provides electronics         125,536,310       Austria
                                           manufacturing services       ordinary shares   Brazil
                                                                                          China
                                                                                          Czech
                                                                                          Republic
                                                                                          Germany
                                                                                          Ireland
                                                                                          Malaysia
                                                                                          Mexico
                                                                                          United States

   Additionally, we have completed other immaterial pooling of interests transactions in the first nine months of fiscal 2001. Prior period statements have not been restated for these transactions. We have also made a number of business acquisitions of other companies. These transactions were accounted for using the purchase method and, accordingly our consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

   In the nine months December 31, 2001, we purchased a number of manufacturing facilities and related assets from customers and simultaneously entered into manufacturing agreements to provide electronics design, assembly and test services to these customers. The transactions were accounted for as purchases of assets. We completed the following facilities purchases in fiscal 2001:

    DATE              CUSTOMER         CASH CONSIDERATION   FACILITY LOCATION(S)
-------------      ------------------  ------------------   --------------------
November 2000      Siemens Mobile         $29.9 million     Italy

May 2000           Ascom                  $37.4 million     Switzerland

May 2000           Bosch Telecom GmbH     $126.1 million    Denmark

   We will continue to review opportunities to acquire OEM manufacturing operations and enter into business combinations and selectively pursue strategic transactions that we believe will further our business objectives. We have recently begun to structure our business combinations as purchases rather than pooling of interests. We are currently in preliminary discussions to acquire additional businesses and facilities. We cannot assure the terms of, or that we will complete, such acquisitions, and our ability to obtain the benefits of such combinations and transactions is subject to a number of risks and uncertainties, including our ability to successfully integrate the acquired operations and our ability to maintain and increase sales to customers of the acquired companies. See "Risk Factors - We May Encounter Difficulties with Acquisitions, Which Could Harm our Business".

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

   In January 2001, we entered into a non-binding memorandum of understanding with Ericsson in which we were selected to manage the operations of Ericsson's mobile phone business. We anticipate that operations under this arrangement will begin on April 1, 2001. Under this memorandum of understanding, we are to provide a substantial portion of Ericsson's mobile phone requirements. We will assume responsibility for product assembly, new product prototyping, supply chain management and logistics management, in which we will process customer orders from Ericsson and configure and ship products to Ericsson's customers. We will also provide PCBs and plastics, primarily from our Asian operations. In this new relationship, we will use facilities currently owned by Ericsson for its mobile phone operations in Brazil, Great Britain, Malaysia and Sweden, and will also manufacture at our southern China and Malaysia facilities. In connection with this relationship, we will employ the existing workforce for these operations, and will purchase from Ericsson certain inventory, equipment and other assets, and may assume certain accounts payable and accrued expenses at their net book value. The net asset purchase price has not been fixed, but is expected to be between $200.0 million and $800.0 million. We expect to receive substantial revenue from this relationship beginning in the first quarter of fiscal 2002. See "Certain Factors Affecting Operating Results - Our Strategic Relationship with Ericsson Creates Risks".

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2000           1999           2000           1999
                                           ------------   ------------   ------------   ------------
Net sales............................         100.0%         100.0%         100.0%         100.0%
Cost of sales........................          91.5           91.4           91.9           90.8
Unusual charges......................           1.2             --            1.6             --
                                              -----          -----          -----          -----
     Gross margin....................           7.3            8.6            6.5            9.2
Selling, general and administrative..           3.5            4.4            3.5            4.8
Goodwill and intangibles amortization           0.5            0.5            0.4            0.6
Unusual charges......................           0.2             --            5.0            0.1
Interest and other expense, net......           0.7            1.2            0.4            1.2
                                              -----          -----          -----          -----
     Income (loss) before income taxes          2.4            2.5           (2.8)           2.5
Provision for income taxes...........           0.3            0.1             --            0.3
                                              -----          -----          -----          -----
     Net income (loss)...............           2.1%           2.4%          (2.8)%          2.2%
                                              =====          =====          =====          =====

Net Sales

   We derive our net sales from our wide range of service offerings, including product design, semiconductor design, printed circuit board assembly and fabrication, enclosures, material procurement, inventory and supply chain management, plastic injection molding, final system assembly and test, packaging, logistics and distribution.

   Net sales for the third quarter of fiscal 2001 increased 65% to $3.2 billion from $2.0 billion for the third quarter of fiscal 2000. Net sales for the first nine months of fiscal 2001 increased 90% to $9.0 billion from $4.7 billion for the same period in fiscal 2000. The increase in net sales was primarily the result of expanding sales to our existing customer base and, to a lesser extent, sales to new customers. Our ten largest customers in the first nine months of fiscal 2001 and 2000 accounted for approximately 56% and 59% of net sales, respectively. Our largest customers during the first nine months of fiscal 2001 were Cisco and Ericsson, accounting for approximately 11% and 10% of net sales, respectively. No other customers accounted for more than 10% of net sales in the nine months ended December 31, 2000. See "Certain Factors Affecting Operating Results - The Majority of our Sales Comes from a Small Number of Customers; If We Lose any of these Customers, our Sales Could Decline Significantly" and "Certain Factors Affecting Operating Results - We Depend on the Telecommunications, Networking and Electronics Industries which Continually Produce Technologically Advanced Products with Short Life Cycles; Our Inability to Continually Manufacture such Products on a Cost-Effective Basis would Harm our Business".

Gross Profit

   Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions.

   Gross margin for the third quarter of fiscal 2001 decreased to 7.3% from 8.6% for the third quarter of fiscal 2000. Gross margin decreased to 6.5% for the first nine months of fiscal 2001 from 9.2% for the same period in fiscal 2000. The decrease in gross margin in the current fiscal year is primarily attributable to unusual pre-tax charges amounting to $38.5 million in the third quarter and $146.5 million for the fiscal year to date, which were associated with the integration costs primarily related to the various business combinations, as more fully described below in "Unusual Charges". Excluding these unusual charges, gross margins for the third quarter and first nine months of fiscal 2001 were 8.5% and 8.1%, respectively. Gross margin decreased due to several factors, including (i) costs associated with expanding our facilities;
(ii) costs associated with the startup of new customers and new projects, which typically carry higher levels of underabsorbed manufacturing overhead costs until the projects reach higher volume production; and (iii) changes in product mix to higher volume projects and final systems assembly projects, which typically have a lower gross margin. See "Certain Factors Affecting Operating Results - If We Do Not Manage Effectively the Expansion of Our Operations, Our Business May be Harmed," and "- We may be Adversely Affected by Shortages of Required Electronic Components".

Unusual Charges

   We recognized unusual pre-tax charges of $587.8 million during the nine months ended fiscal 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola combined with approximately $206.6 million of expenses resulting from the DII and Palo Alto Products International mergers. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the Chatham and Lightning mergers. Unusual pre-tax charges of $46.3 million were recorded in the third quarter, primarily related to the JIT merger.

   On May 30, 2000, we entered into a strategic alliance for product manufacturing with Motorola. See Note I for further information concerning the strategic alliance. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitles it to acquire 22,000,000 of our ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to us. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001.

   In connection with the aforementioned mergers, we recorded aggregate merger-related charges of $301.3 million, which included approximately $198.8 million of integration expenses and approximately $102.5 million of direct transaction costs. As discussed below, $146.5 million of the unusual charges relating to integration expenses have been classified as a component of Cost of Sales during the nine months ended fiscal 2001. The components of the merger-related unusual charges recorded are as follows (in thousands):

                                                 FIRST     SECOND      THIRD
                                                QUARTER    QUARTER    QUARTER    TOTAL    NATURE OF
                                                CHARGES    CHARGES    CHARGES   CHARGES    CHARGES
                                                --------   --------   -------  ---------  ---------
Integration Costs:
  Severance.................................    $ 62,487   $  5,677   $ 3,606  $  71,770  cash
  Long-lived asset impairment...............      46,646     14,373    16,469     77,488  non-cash
  Inventory write-downs.....................      11,863         --    10,608     22,471  non-cash
  Other exit costs..........................      12,338      5,650     9,095     27,083  cash/non-cash
                                                --------   --------   -------  ---------
      Total Integration Costs...............     133,334     25,700    39,778    198,812
Direct Transaction Costs:
  Professional fees.........................      50,851      7,247     6,250     64,348  cash
  Other costs...............................      22,382     15,448       248     38,078  cash/non-cash
                                                --------   --------   -------  ---------
      Total Direct Transaction Costs........      73,233     22,695     6,498    102,426
                                                --------   --------   -------  ---------
  Total Merger-Related Unusual Charges......     206,567     48,395    46,276    301,238
                                                --------   --------   -------  ---------
Benefit from income taxes...................     (30,000)    (6,000)   (6,500)   (42,500)
                                                --------   --------   -------  ---------

  Total Merger-Related Unusual Charges,
      Net of Tax............................    $176,567  $  42,395  $ 39,776  $ 258,738
                                                ========   ========   =======  =========

   As a result of the consummation of the various mergers, we developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure and the identification of manufacturing and administrative facilities for consolidation into other facilities. Management currently anticipates that the integration costs and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The following table summarizes the components of the integration costs and related activities in fiscal 2001:

                                                 LONG-LIVED                      OTHER            TOTAL
                                                    ASSET         INVENTORY      EXIT          INTEGRATION
                                   SEVERANCE     IMPAIRMENT      WRITE-DOWNS     COSTS            COSTS
                                   ---------     ----------      -----------    --------       ------------
Balance at March 31, 2000 ......   $     --       $     --       $     --       $     --        $      --
Activities during the year:
  First quarter provision ......     62,487         46,646         11,863         12,338          133,334
  Cash charges .................    (35,800)            --             --         (1,627)         (37,427)
  Non-cash charges .............         --        (46,646)        (4,315)        (3,126)         (54,087)
                                   --------       --------       --------       --------        ---------
Balance at June 30, 2000 .......     26,687             --          7,548          7,585           41,820
Activities during the year:

  Second quarter provision .....      5,677         14,373             --          5,650          25,700
  Cash charges .................     (4,002)            --             --         (4,231)         (8,233)
  Non-cash charges .............         --        (14,373)        (7,548)          (526)        (22,447)
                                   --------       --------       --------       --------       ---------
Balance at September 30, 2000 ..   $ 28,362       $     --       $     --       $  8,478       $  36,840
                                   --------       --------       --------       --------       ---------
Activities during the year:
  Third quarter provision ......      3,606         16,469         10,608          9,095          39,778
  Cash charges .................     (7,332)            --             --         (2,572)         (9,904)
  Non-cash charges .............         --        (16,469)       (10,608)        (3,462)        (30,539)
                                   --------       --------       --------       --------       ---------
Balance at December 31, 2000 ...   $ 24,636       $     --       $     --       $ 11,539       $  36,175
                                   ========       ========       ========       ========       =========

   Of the total pre-tax integration charges, $71.8 million relates to employee termination costs, of which $19.4 million has been classified as a component of Cost of Sales. As a result of the various exit plans, we identified 5,807 employees to be involuntarily terminated related to the various mergers. As of December 31, 2000, approximately 2,092 employees have been terminated, and approximately another 3,715 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations related to the mergers. During the nine months ended fiscal 2001, we paid employee termination costs of approximately $47.1 million, respectively. The remaining $24.7 million of employee termination costs is classified as accrued liabilities as of December 31, 2000 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

   The unusual pre-tax charges include $77.5 million for the write-down of long-lived assets to fair value. Of these charges, approximately $46.6 million, $14.4 million, and $16.5 million were written down in the first, second, and third quarters of fiscal 2001, respectively. These amounts have been classified as a component of Cost of Sales. Included in the long-lived asset impairment are charges of $74.6 million, which relate to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their net realizable value based on their estimated sales price. Certain facilities will remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets will be depreciated over this expected period. The impaired long-lived assets consisted primarily of machinery and equipment of $53.5 million and building and improvements of $21.1 million. The long-lived asset impairment also includes the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $2.9 million.

   The unusual pre-tax charges also include approximately $49.6 million for losses on inventory write-downs and other exit costs, which resulted from the integration plans. This amount has been classified as a component of Cost of Sales. We have written off and disposed of approximately $11.9 million of inventory related to the first quarter integration activities and approximately $10.6 million was written off and disposed of related to the third quarter integration activities. The $27.1 million of other exit costs relate primarily to items such as lease termination costs, incremental amounts of uncollectible accounts receivable, warranty-related accruals, legal and other exit costs, incurred directly as a result of the various exit plans. We paid approximately $1.6 million, $4.2 million, and $2.6 million of other exit costs during the first, second and third quarters of fiscal 2001. Additionally, approximately $3.1 million, $0.5 million and $3.5 million of other exit costs were written off during the first, second and third quarters, respectively. The remaining $11.6 million is classified in accrued liabilities as of December 31, 2000 and is expected to be substantially paid out by the end of fiscal 2001, except for certain long-term contractual obligations.

   The direct transaction costs include approximately $64.4 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the transactions. Of these charges, approximately $50.9 million was associated with the first quarter mergers, $7.2 million related to the second quarter mergers, and $6.3 million related to the third quarter merger. Other direct transaction costs which totaled approximately $38.1 million was mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation, benefit-related expenses and other merger-related costs. We paid approximately $55.5 million, $5.6 million and $5.3 million of the direct transaction costs during the first second, and third quarters of fiscal 2001, respectively. Additionally, approximately $14.7 million, $13.4 million and $0.1 million of the direct transaction costs were written off during the first, second and third quarters, respectively. The remaining $7.9 million is classified in accrued liabilities as of December 31, 2000 and is expected to be substantially paid out by the end of fiscal 2001.

   We incurred unusual pre-tax charges of $3.5 million in the second quarter of fiscal 2000, related to the Kyrel EMS Oyj merger. The unusual charges consisted of a transfer tax of $1.7 million, approximately $0.4 million of investment banking fees and approximately $1.4 million of legal and accounting fees.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses ("SG&A") for the third quarter of fiscal 2001 increased to $113.7 million from $86.5 million in the same quarter of fiscal 2000, but decreased as a percentage of net sales to 3.5% for the third quarter of fiscal 2001 compared to 4.4% for the same quarter of fiscal 2000. SG&A increased to $316.6 million in the first nine months of fiscal 2001 from $228.3 million in the same period of fiscal 2000, but decreased as a percentage of net sales to 3.5% from 4.8%. The dollar increases in SG&A were primarily due to the continued investment in infrastructure such as sales, marketing, supply-chain management, information systems and other related corporate and administrative expenses. The declines in SG&A as a percentage of net sales reflect the increases in our net sales, as well as our continued focus on controlling our operating expenses.

Goodwill and Intangibles Amortization

   Goodwill and intangibles asset amortization for the third quarter of fiscal 2001 increased to $15.1 million from $10.7 million for the same period of fiscal 2000. Goodwill and intangibles asset amortization was $37.0 million and $29.3 million for the first nine months of fiscal 2001 and fiscal 2000, respectively. The increase in goodwill and intangible assets amortization in the third quarter and first nine months of fiscal 2001 was primarily a result of goodwill acquired in connection with the various purchase acquisitions during fiscal 2001 and increased amortization of debt issuance costs associated with the senior notes offering in June 2000.

Interest and Other Expense, Net

   Interest and other expense, net was $22.1 million for the third quarter of fiscal 2001 compared to $23.4 million for the corresponding quarter of fiscal 2000. Interest and other expense, net was $40.3 million for the first nine months of fiscal 2001 compared to $57.0 million for the same period in fiscal 2000. The decreases in interest and other expense, net in the third quarter and the first nine months of fiscal 2001 were attributable to gains recorded on the sale of marketable equity securities, offset by increased interest expense associated with increased borrowings.

Provision for Income Taxes

   Our consolidated effective tax rate was 13.1% and (1.1%) for the third quarter and first nine months of fiscal 2001, compared to 3.4% and 10.9% for the comparable periods of fiscal 2000. Excluding the unusual charges, the effective income tax rate in the third quarter and first nine months of fiscal 2001 was 13.5% and 13.4%, respectively. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions operating loss carryforwards, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. See "Certain Factors Affecting Operating Results - We are Subject to the Risk of Increased Taxes".

Liquidity and Capital Resources

   As of December 31, 2000, we had cash and cash equivalents totaling $398.4 million, total bank and other debts totaling $1.6 billion and $60 million available for future borrowing under our credit facility subject to compliance with certain financial covenants. Subsequent to December 31, 2000, we have generated additional cash from a public offering of our ordinary shares.

   Cash used in operating activities was $461.8 million and $14.1 million for the first nine months of fiscal 2001 and fiscal 2000, respectively. Cash used in operating activities increased in the first nine months of fiscal 2001 from the first nine months of fiscal 2000 as a result of significant increases in accounts receivable and inventory, partially offset by an increase in accounts payable.

   Accounts receivable, net of allowance for doubtful accounts increased 54% to $1.6 billion at December 31, 2000 from $1.1 billion at March 31, 2000. The increase in accounts receivable was primarily due to an increase of 90% in net sales for the first nine months of fiscal 2001 over the comparable period in the prior year.

   Inventories increased 51% to $1.7 billion at December 31, 2000 from $1.1 billion at March 31, 2000. The increase in inventories was primarily the result of increased purchases of material to support the growing sales combined with the inventory acquired in connection with the manufacturing facility purchases from original equipment manufacturers (OEMs) in the first nine months of fiscal 2001.

   Cash used in investing activities was $769.4 million and $379.3 million for the first nine months of fiscal 2001 and fiscal 2000, respectively. Cash used in investing activities for the first nine months of fiscal 2001 was primarily related to (i) capital expenditures of $711.3 million to purchase equipment and for continued expansion of manufacturing facilities, including our manufacturing facility purchases from OEMs, (ii) payment of $112.9 million for acquisitions of businesses and (iii) payment of $39.5 million for minority investments in the stock of various technology companies, offset by (iv) $51.4 million in proceeds from the sale of equipment and (v)

$42.8 million in proceeds from the sale of marketable equity securities. Cash used in investing activities for the first nine months of fiscal 2000 consisted primarily of (i) capital expenditures of $374.7 million to purchase equipment and for continued expansion of manufacturing facilities, including our manufacturing facility purchases from OEMs (ii) payment of $32.0 million for acquisitions of businesses and (iii) payment of $25.4 million for minority investments in the stocks of various technology companies, offset by (iv) proceeds of $17.0 million and (v) $35.9 million related to the sale of equipment and the sale of certain subsidiaries, respectively.

   Net cash provided by financing activities was $951.9 million and $618.9 million for the first nine months of fiscal 2001 and fiscal 2000, respectively. Cash provided by financing activities for the first nine months of fiscal 2001 primarily resulted from $1.4 billion of proceeds from long-term debt and bank borrowings, $59.0 million in proceeds from stock issued under stock plans, $431.6 million of net proceeds from equity offerings and $100.0 million of proceeds from an equity instrument issued to Motorola, offset by $1.0 billion of short-term credit facility and long-term debt repayments.

   Subsequent to December 31, 2000, we substantially increased our cash balances through an equity offering of 27,000,000 of our ordinary shares at $37.9375 with net proceeds of approximately $990.8 million. In addition, we have granted the underwriters of the equity offering an overallotment option, which is exercisable for thirty days after the offering, to purchase up to an additional 4,050,000 ordinary shares.

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

   Historically, we have funded our operations from the proceeds of public offerings of equity securities and debt offerings, cash and cash equivalents generated from operations, bank debt, sales of accounts receivable and capital equipment lease financings. We believe that our existing cash balances, together with anticipated cash flows from operations, borrowings available under our credit facility and the net proceeds from our recent equity offerings will be sufficient to fund our operations through at least the next twelve months. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. Such financings and other transactions may not be available on terms acceptable to us or at all. See "Certain Factors Affecting Operating Results - If We Do Not Manage Effectively the Expansion of Our Operations, Our Business May be Harmed".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There were no material changes during the three and nine months ended December 31, 2000 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

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

   We plan to increase our manufacturing capacity by expanding our facilities and adding new equipment. Such expansion involves significant risks, including, but not limited to, the following:

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

   In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including substantial increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results would be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant accounting charges. For example, in connection with our acquisitions of DII, Palo Alto Products International, Chatham and Lightning, we recorded one-time charges of approximately $255.0 million, and in connection with the issuance of an equity instrument to Motorola relating to our alliance with Motorola, we recorded a one-time non-cash charge of approximately $286.5 million.

OUR STRATEGIC RELATIONSHIP WITH ERICSSON CREATES RISKS.

   While we have entered into a non-binding memorandum of understanding with Ericsson with respect to our management of its mobile telephone operations, we have not negotiated or entered into any definitive agreements. The memorandum of understanding is only an expression of the parties' current intentions, and the relationship as described in the memorandum of understanding is subject to change in the definitive agreements. In addition, the memorandum of understanding does not address a number of terms that will be set forth in the definitive agreements, and these terms may affect our ability to obtain the anticipated benefits of this relationship. We anticipate commencing this relationship on April 1, 2001, but we cannot be sure when, or whether, we will enter into definitive agreements for this relationship or commence operations. Further, we cannot provide any assurances as to the final terms of any definitive agreement or as to the duration of our anticipated relationship with Ericsson. Finally, we cannot be sure when or whether we will obtain the regulatory approvals that are required for the relationship.

   Once we commence operations, our ability to achieve any of the anticipated benefits of this new relationship with Ericsson is subject to a number of risks, including our ability to meet Ericsson's volume, product quality, timeliness and price requirements, and to achieve anticipated cost reductions. If demand for Ericsson's mobile phone products declines, Ericsson may purchase a lower quantity of products from us than we anticipate, and the memorandum of understanding does not require that Ericsson purchase any specified volume of products from us. If Ericsson's requirements exceed the volume anticipated by us, we may not be able to meet these requirements on a timely basis. Our inability to meet Ericsson's volume, quality, timeliness and cost requirements, and to quickly resolve any issues with Ericsson, could seriously harm our results of operations. As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under this arrangement, and it may not result in any material revenues or contribute positively to our net income per share. Finally, other OEMs may not wish to obtain logistics or operations management services from us.

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS, WHICH COULD HARM OUR BUSINESS.

   In the past six months, we completed a significant number of acquisitions of businesses and facilities, including our acquisitions of Chatham, Lightning and JIT. We expect to continue to acquire additional businesses and facilities in the future. We are currently in preliminary discussions to acquire additional businesses and facilities. Any future acquisitions may require additional debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. We cannot assure the terms of, or that we will complete, any acquisitions in the future.

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

   -  our effectiveness in managing manufacturing processes and costs;

   -  changes in the cost and availability of labor and components;

   -  changes in our product mix;

   -  changes in economic conditions;

   - local factors and events that may affect our production volume, such as local holidays; and

   -  seasonality in customers' product requirements.

   One of our significant end-markets is the consumer electronics market. This market exhibits particular strength toward the end of the calendar year in connection with the holiday season. As a result, we have historically experienced relative strength in revenues in our third fiscal quarter.

   We are reconfiguring certain of our operations to further increase our concentration in low-cost locations. We expect that this shift of operations will result in the recognition of unusual charges in the fourth quarter of fiscal 2001 related to the integration activities. In addition, some of our customers are currently experiencing increased volatility in demand, and in some cases reduced demand, for their products. This increases the difficulty of anticipating the levels and timing of future revenues from these customers, and could lead them to defer delivery schedules for products, which could lead to a reduction or delay in such revenues. Any of these factors or a combination of these factors could seriously harm our business and result in fluctuations in our results of operations.

WE HAVE NEW STRATEGIC RELATIONSHIPS FROM WHICH WE ARE NOT YET RECEIVING SIGNIFICANT REVENUES, AND MAY NOT REACH ANTICIPATED LEVELS.

     We have recently announced major new strategic relationships, including our alliances with Ericsson and Motorola, from which we anticipate significant future revenues. However, similar to our other customer relationships, there are no volume purchase commitments under these new programs, and the revenues we actually achieve may not meet our expectations. In anticipation of future activities under these programs, we are incurring substantial expenses as we add personnel and manufacturing capacity and procure materials. Our operating results will be seriously harmed if sales do not develop to the extent and within the time frame we anticipate.

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

   In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We often increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our customers' products. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have increased our manufacturing capacity, and plan further increases, we may not have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand could harm our gross margins and operating income.

WE DEPEND ON THE CONTINUING TREND OF OUTSOURCING BY OEMS.

   A substantial factor in our revenue growth is the transfer of manufacturing and supply base management activities from our OEM customers. Future growth partially depends on new outsourcing opportunities. To the extent that these opportunities are not available, our future growth would be unfavorably impacted. These outsourcing opportunities may include the transfer of assets such as facilities, equipment and inventory.

THE MAJORITY OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES COULD DECLINE SIGNIFICANTLY.

   Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers in the first nine months of fiscal 2001 and 2000 accounted for approximately 56% and 59% of net sales. Our two largest customers during the first nine months of fiscal 2001 were Cisco and Ericsson, accounting for approximately 11% and 10% of net sales. We expect that our strategic relationship with Ericsson will substantially increase the percentage of our sales attributable to Ericsson. No other customers accounted for more than 10% of net sales in the first nine months of fiscal 2001. The identity of our principal customers has varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues would be harmed.

WE DEPEND ON THE TELECOMMUNICATIONS, NETWORKING AND ELECTRONICS INDUSTRIES WHICH CONTINUALLY PRODUCE TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS ON A COST-EFFECTIVE BASIS WOULD HARM OUR BUSINESS.

   We depend on sales to customers in the telecommunications, networking and electronics industries. Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us. These factors include:

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

   If any of these factors materialize, our business would suffer. Recently, many sectors of the telecommunications, networking and electronics industries have experienced pricing and margin pressures and reduced demand for many products, and the impact of these pressures has caused, and is expected to continue to cause, some customers to defer delivery schedules for certain products that we manufacture for them.

OUR INDUSTRY IS EXTREMELY COMPETITIVE.

   The electronics manufacturing services industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of internal production. Some of our competitors have substantially greater market share and manufacturing, financial and marketing resources than us.

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

WE MAY BE ADVERSELY AFFECTED BY SHORTAGES OF REQUIRED ELECTRONIC COMPONENTS.

   A substantial majority of our net sales are derived from turnkey manufacturing in which we are responsible for purchasing components used in manufacturing our customers' products. We generally do not have long-term agreements with suppliers of components. This typically results in our bearing the risk of component price increases because we may be unable to procure the required materials at a price level necessary to generate anticipated margins from our agreements with our customers. Accordingly, component price changes could seriously harm our operating results.

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

WE ARE SUBJECT TO THE RISK OF INCREASED TAXES.

   We have structured our operations in a manner designed to maximize income in countries where (1) tax incentives have been extended to encourage foreign investment or (2) income tax rates are low. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law which may have retroactive effect. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes.

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

WE CONDUCT OPERATIONS IN A NUMBER OF COUNTRIES AND ARE SUBJECT TO RISKS OF INTERNATIONAL OPERATIONS.

   The geographical distances between Asia, the Americas and Europe create a number of logistical and communications challenges. Our manufacturing operations are located in a number of countries throughout East Asia, the Americas and Europe. As a result, we are affected by economic and political conditions in those countries, including:

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

   The attractiveness of our services to our U.S. customers can be affected by changes in U.S. trade policies, such as "most favored nation" status and trade preferences for some Asian nations. In addition, some countries in which we operate, such as Brazil, the Czech Republic, Hungary, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as Mexico and China, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. Finally, we could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

WE ARE SUBJECT TO RISKS OF CURRENCY FLUCTUATIONS AND HEDGING OPERATIONS.

   A significant portion of our business is conducted in the European euro, the Swedish krona and the Brazilian real. In addition, some of our costs, such as payroll and rent, are denominated in local currencies in the countries in which we operate. In recent years, some of these currencies, including the Hungarian forint, Brazilian real and Mexican peso, have experienced significant devaluations. Changes in exchange rates between these and other currencies and the U.S. dollar will affect our cost of sales, operating margins and revenues. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts, to hedge Japanese yen, European euro, U.S. dollar and other foreign currency commitments arising from trade accounts payable and fixed purchase obligations. Because we hedge only fixed obligations, we do not expect that these hedging activities will harm our results of operations or cash flows. However, our hedging activities may be unsuccessful, and we may change or reduce our hedging activities in the future. As a result, we may experience significant unexpected expenses from fluctuations in exchange rates.

WE DEPEND ON OUR KEY PERSONNEL.

   Our success depends to a large extent upon the continued services of our key executives, managers and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure that we will retain our key officers and employees. We could be seriously harmed by the loss of key personnel. In addition, in order to manage our growth, we will need to recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow would be harmed.

WE ARE SUBJECT TO ENVIRONMENTAL COMPLIANCE RISKS.

   We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third party sites. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, or if the results of future testing and analysis at our current or former operating facilities indicate that we are responsible for the release of hazardous substances, we may be subject to additional remediation liability. Further, additional environmental matters may arise in the future at sites where no problem is currently known or at sites that we may acquire in the future. Currently unexpected costs that we may incur with respect to environmental matters may result in additional loss contingencies, the quantification of which cannot be determined at this time.

PART II - OTHER INFORMATION

ITEMS 1-5. Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        3.01       Memorandum and New Articles of Association of the Registrant.

(b)     Reports on Form 8-K

   On January 29, 2001 we filed a current report on Form 8-K including our consolidated financial statements as of March 31, 1999 and 2000 and for each of the three years in the period ended March 31, 2000, giving retroactive effect to the mergers with Chatham Technologies, Inc. and Lightning Metal Specialties and related entities.

   On February 1, 2001 we filed a current report on Form 8-K relating to: i) our underwritten public offering of 27,000,000 of our ordinary shares, all of which were sold by us, at a public offering price of $37.9375 per share and ii) our announcement that we have entered into a non-binding memorandum of understanding with Ericsson in which we were selected to manage the operations of Ericsson's mobile phone business.

                                  EXHIBIT INDEX



EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
 3.01         Memorandum and New Articles of Association of the Registrant.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FLEXTRONICS INTERNATIONAL LTD.
                                     (Registrant)


Date:  February 9, 2001                      /s/ ROBERT R.B. DYKES
                                     ----------------------------------------
                                     Robert R.B. Dykes
                                     President, Systems Group and Chief
                                     Financial Officer (principal financial
                                     and accounting officer)