Form 10-Q/A
period 2000-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 2001-02-12
CIK 866374

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

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

Provision for Income Taxes

   Our consolidated effective tax rate was 13.1% and (1.1%) for the third quarter and first nine months of fiscal 2001, compared to 3.4% and 10.9% for the comparable periods of fiscal 2000. Excluding the unusual charges, the effective income tax rate in the third quarter and first nine months of fiscal 2001 was 13.5% and 13.4%, respectively. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. See "Certain Factors Affecting Operating Results - We are Subject to the Risk of Increased Taxes".

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

PART II - OTHER INFORMATION

ITEMS 1-5. Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        2.01       Report of Independent Accountants -- Arthur Andersen LLP.
        3.01       Memorandum and New Articles of Association of the Registrant.

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



                                     FLEXTRONICS INTERNATIONAL LTD.
                                     (Registrant)


Date:  February 12, 2001                     /s/ ROBERT R.B. DYKES
                                     ----------------------------------------
                                     Robert R.B. Dykes
                                     President, Systems Group and Chief
                                     Financial Officer (principal financial
                                     and accounting officer)

                                  EXHIBIT INDEX



EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
 2.01         Report of Independent Accountants -- Arthur Andersen LLP.
 3.01         Memorandum and New Articles of Association of the Registrant.