Form 10-K
period 2001-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 2001-06-29
CIK 866374

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-23354

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 21, 2001, 482,431,643 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by shareholders other than our executive officers, directors and 10% or greater shareholders of the Registrant as of June 21, 2001 was approximately $10.8 billion.

================================================================================

                                   TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                                    PART I
Item 1.   Business...................................................................................     3
Item 2.   Properties.................................................................................    15
Item 3.   Legal Proceedings..........................................................................    16
Item 4.   Submission of Matters to a Vote of Security Holders........................................    16

                                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters..................    16
Item 6.   Selected Financial Data....................................................................    19
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......    20
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.................................    28
Item 8.   Financial Statements and Supplementary Data................................................    30
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......    56

                                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.........................................    56
Item 11.  Executive Compensation.....................................................................    58
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................    61
Item 13.  Certain Relationships and Related Transactions.............................................    63

                                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................    65

                                     PART I

ITEM 1. BUSINESS

     Except for historical information contained herein, the matters discussed in this annual report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because these forward-looking statements are subject to certain risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in this section under "Risk Factors," including,

         - our ability to integrate acquired companies and manage change in our operations;

         - fluctuations in our customers' requirements and demand for their products;

         -    increased competition;

         -    tax matters; and

         -    currency fluctuations.

We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

     Flextronics International Ltd. ("Flextronics") was incorporated in the Republic of Singapore in May 1990. We are a leading provider of electronics manufacturing services to original equipment manufacturers ("OEMs"), primarily in the telecommunications, networking, consumer electronics and computer industries. We provide a network of design, engineering and manufacturing operations in 27 countries across four continents. Our strategy is to provide customers with end-to-end solutions where we take responsibility for engineering, new product introduction and implementation, manufacturing, supply chain management and logistics management, with the goal of delivering a complete packaged product.

     Our manufacturing services include the fabrication and assembly of plastic and metal enclosures, printed circuit boards or PCBs, backplanes and the assembly of complete systems and products. In addition, through our photonics division, we manufacture and assemble photonics components and integrate them into PCB assemblies and other systems. Throughout the production process, we offer design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key components of the supply chain through advanced information technologies. In addition, we have added other after-market services such as network installation.

     Through a combination of internal growth and acquisitions, we have become one of the world's largest electronics manufacturing services ("EMS") providers, with revenues of $12.1 billion and EBITDA (earnings before interest, tax, depreciation and amortization, excluding unusual charges) of $838.0 million in fiscal 2001. In addition, we have increased our manufacturing square footage from 1.5 million square feet on April 1, 1998 to over 16.0 million square feet on March 31, 2001. We offer a complete and flexible manufacturing solution that provides accelerated time-to-market and time-to-volume production, reduced production costs and advanced engineering and design capabilities. By working closely with and being highly responsive to customers throughout the design, manufacturing and distribution process, we believe that we can be an integral part of their operations. We believe that our size, global presence, broad service offerings and expertise enable us to win large programs from leading multinational OEMs for the manufacture of electronic products.

     Our customers include industry leaders such as Alcatel, Cabletron Systems, Cisco Systems, Inc., Ericsson Telecom AB ("Ericsson"), Hewlett-Packard Company, Microsoft Corporation, Motorola, Inc. ("Motorola"), Nokia Corporation, Palm, Inc., Philips Electronics and Siemens AG. Due to our focus on high growth technology sectors, our prospects are influenced by such major trends as the upgrade of the communications and Internet infrastructure, the proliferation of wireless and optical devices, increasing product miniaturization and other trends in electronics technologies. In addition, our growth is affected by the pace at which leading OEMs are continuing to adopt outsourcing as a core business strategy.

     We have established an extensive network of manufacturing facilities in the world's major electronics markets, the Americas, Asia and Europe, in order to serve the increased outsourcing needs of both multinational and regional OEMs. Moreover, we strategically locate facilities near our customers and their end markets. In fiscal 2001, production in the Americas, Asia and Europe, represented 42%, 21% and 37% of our net sales, respectively. We have also established fully integrated, high volume industrial parks in low-cost regions near our customers' end markets. These industrial parks provide total supply chain management by co-locating our manufacturing and distribution operations with our suppliers at a single location. This approach to production and distribution is designed to benefit our customers by reducing logistical barriers and costs, increasing flexibility, lowering transportation costs and reducing turnaround times. Our industrial parks are located in Brazil, China, Hungary, Mexico and Poland. In addition to our industrial parks, we have established product introduction centers which provide engineering expertise in developing new products and preparing them for high volume manufacturing.

INDUSTRY OVERVIEW

     With electronic products growing in technical complexity and experiencing shorter product lifecycles in response to customer requirements, the demand for advanced manufacturing capabilities and related services has grown rapidly. Many OEMs in the electronics industry are increasingly utilizing EMS providers in their business and manufacturing strategies. Outsourcing allows OEMs to take advantage of the manufacturing expertise and capital investments of EMS providers, thereby enabling OEMs to concentrate on their core competencies, such as product development, marketing and sales. We believe that by developing strategic relationships with EMS providers, OEMs can enhance their competitive position by:

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

     We believe that the market for electronics manufacturing services will continue to grow, driven largely by OEMs' need for increasing flexibility to respond to rapidly changing markets, technologies and accelerating product life cycles, in addition to advanced manufacturing and engineering capabilities as a result of increased complexity and reduced size of electronic products.

STRATEGY

     Our objective is to provide customers with the ability to outsource, on a global basis, a complete product. We intend to achieve this objective by taking responsibility for the engineering, assembly, integration, test, supply chain management and logistics management to accelerate their time-to-market and time-to-volume. To achieve this objective, we will continue to implement the following strategies:

Enhance Our Customers' Product Development and Manufacturing Strategy. We believe we can become an integral part of our customers' operations by working closely with them throughout the design, manufacturing and distribution process, and by offering flexible, highly responsive services. We believe our customer relationships are strengthened through a management approach which fosters rapid decision-making and a customer service orientation that responds quickly to frequently changing customer design specifications and production requirements. Our approach allows our customers to focus on their core competencies and thus enables them to accelerate their time-to-market and time-to-volume production.

     Leverage Our Global Presence. We have established an extensive network of design and manufacturing facilities in the world's major electronics markets, the Americas, Asia and Europe, to serve the increased outsourcing needs of both multinational and regional OEMs. Our global network of manufacturing facilities in 27 countries gives us the flexibility to transition customer projects to any of our locations. This flexibility allows design, prototyping and initial production to be located near the customer's own research and development centers, so that manufacturing can then be moved to locations closer to their end markets, or transitioned to low-cost regional manufacturing facilities or industrial parks as volumes increase over the product life-cycle.

     Expand Our Industrial Parks Strategy. Our industrial parks are self-contained facilities that co-locate our manufacturing and distribution operations with our suppliers in low-cost regions near our customers' end markets. Our industrial parks provide a total supply chain management. This approach to production and distribution benefits our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established large industrial parks in Brazil, China, Hungary, Mexico and Poland.

     Offer Comprehensive Solutions. We offer a comprehensive range of engineering, assembly, integration, test, supply chain management and logistics management services to our customers that simplify the global product development process and provide them meaningful cost savings. Our capabilities help our customers improve product quality and performance, reduce costs and accelerate time-to-market.

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

     Pursue Strategic Opportunities. We have actively pursued acquisitions and purchases of manufacturing facilities to expand our worldwide operations, broaden our service offering, diversify and strengthen our customer relationships and enhance our management depth. We will continue to review opportunities and are currently in preliminary discussions to acquire manufacturing operations and enter into business combinations. We cannot assure the terms of, or that we will complete, such transactions. We will continue to selectively pursue strategic transactions that we believe will further our business objectives.

     We cannot assure that our strategies can be successfully implemented, or will reduce the risks associated with our business.

EXPANSION

     We have actively pursued mergers and other business acquisitions to expand our global reach, manufacturing capacity and service offerings, in addition to diversifying and strengthening customer relationships. These acquisitions have enabled us to provide more integrated outsourcing technology solutions with time-to-market and lower cost advantages. Acquisitions have also played an important part in expanding our presence in the global electronics marketplace. We have completed several significant business combinations since the end of fiscal 2000. In fiscal 2001, we acquired all the outstanding shares of The DII Group, Inc. ("DII"), Palo Alto Products International Pte. Ltd. ("Palo Alto Products International"), Chatham Technologies, Inc. ("Chatham"), Lightning Metal Specialties and related entities ("Lightning") and JIT Holdings Ltd. ("JIT"). Each of these acquisitions were accounted for as pooling of interests. Additionally, we have completed other immaterial pooling of interests transactions in fiscal 2001. We have also made a number of business acquisitions which were accounted for using the purchase method. In addition, we have purchased a number of manufacturing facilities and related assets from customers and simultaneously entered into manufacturing agreements to provide electronics design, assembly and test services to these customers. In fiscal 2001, we purchased a facility in Italy from Siemens Mobile, a facility in

Switzerland from Ascom, a facility in Denmark from Bosch Telecom GmbH and a facility in Sweden from Ericsson Radio AB. In the first quarter of fiscal 2002, we commenced management of the operations of Ericsson's mobile telephone operations using facilities owned by Ericsson in Brazil, Great Britain, Malaysia and Sweden, as well as our own facilities. In connection with this relationship, we purchased certain equipment, inventory and other assets, and assumed certain accrued expenses, from Ericsson at their net book value of approximately $450.0 million. Additionally, in the first quarter of fiscal 2002, we announced our intentions to purchase a manufacturing facility and related assets from Alcatel located in Laval, France.

     By enhancing our capability to provide a wide range of related electronics design and manufacturing services to a global market that is increasingly dependent on outsourcing providers, these acquisitions have enabled us to enhance our competitive position as a leading provider of comprehensive outsourcing technology solutions. For more information on our acquisitions, please see Item 7, " Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions."

CUSTOMERS

     Our customers consist of a select group of OEMs primarily in the telecommunications, networking, consumer electronics and computer industries. Within these industries, our strategy is to establish relationships with leading companies that seek to outsource significant production volumes of complex products. We have focused on building long-term relationships with these customers and expanding our relationship to include additional product lines and services. We have increasingly focused on sales to larger companies and to customers in the telecommunications, networking, consumer electronics and computer industries. In fiscal 2001, our ten largest customers accounted for approximately 59% of our net sales. No customer accounted for more than 10% of net sales in fiscal 2001.

     The following table lists in alphabetical order some of our largest customers in fiscal 2001 and the products of those customers for which we provide manufacturing services:

CUSTOMER                                                     END PRODUCTS
--------                                                     ------------
Alcatel                    Cellular phones, accessories and telecommunications infrastructure
Cabletron Systems          Data communications products
Cisco Systems, Inc.        Data communications products
Ericsson Telecom AB        Cellular phones, business telecommunications systems and GSM infrastructure
Hewlett-Packard Company    Inkjet printers and storage devices
Motorola, Inc.             Cellular phones, set-top boxes and telecommunications infrastructure
Nokia Corporation          Cellular phone accessories, cellular phones, office phones and telecommunications infrastructure
Palm, Inc.                 Pilot electronic organizers
Philips Electronics        Consumer electronics products
Siemens AG                 Cellular phones and telecommunications infrastructure

     On May 30, 2000, we entered into a strategic alliance for product manufacturing with Motorola. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that provided it with incentives to purchase products and services from us by entitling it to acquire 22,000,000 of our ordinary shares at any time through December 31, 2005 upon meeting targeted purchase levels of up to $32.0 billion or making additional payments to us. In June 2001, we entered into an agreement with Motorola under which we repurchased this equity instrument for $112.0 million. No current or planned manufacturing programs are affected by this repurchase and we anticipate that Motorola will continue to be a customer following the repurchase, although our future revenue from Motorola may be less than it would have been had this instrument remained in effect.

     In April 2001, we entered into a definitive agreement with Ericsson with respect to our management of the operations of Ericsson's mobile telephone operations. Operations under this arrangement commenced in the first quarter of fiscal 2002. Under this agreement, we are to provide a substantial portion of Ericsson's mobile phone requirements. We assumed responsibility for product assembly, new product prototyping, supply chain management and logistics management, in which we process customer orders from Ericsson and configure and ship products to Ericsson's customers. We expect to also provide PCBs and plastics, primarily from our Asian operations.

SALES AND MARKETING

     We achieve worldwide sales coverage through a direct sales force, which focuses on generating new accounts, and through program managers, who are responsible for managing relationships with existing customers and making follow-on sales. Our Asian sales offices are located in Hong Kong and Singapore. In North America, we maintain sales offices in California, Florida, Massachusetts and Texas. In Europe, we maintain sales offices in England, France, Germany, the Netherlands and Sweden. In addition to our sales force, our executive staff plays an integral role in our sales efforts.

SERVICES

     We offer a broad range of integrated services, providing customers with a total design and manufacturing solution that takes a product from its initial design through volume production, test, distribution and into post-sales service and support. We operate and are managed internally by four geographic business segments, including Asia, the Americas, Western Europe and Central Europe. For additional information on these geographic business segments, please see Note 12, "Segment Reporting," of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

     Our integrated services include the following:

     Flextronics Systems Assembly. Our assembly and manufacturing operations, which reflect the majority of our revenues, include PCB assembly, assembly of systems, and subsystems that incorporate PCBs and complex electromechanical components. A substantial portion of our net sales is derived from the manufacture and assembly of complete products. We employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, such as chip scale packaging, chip-on-board and ball grid array, enable us to offer a variety of advanced manufacturing solutions. In addition, we have recently developed significant expertise in the manufacture of wireless communications products employing radio frequency technology.

     We offer computer-aided testing of assembled PCBs, systems and subsystems, which contributes significantly to our ability to deliver high-quality products on a consistent basis. Our test capabilities include management defect analysis, in-circuit tests and functional tests. In addition, we also provide environmental stress tests of board or system assemblies.

     Multek. Multek provides PCB and backpanel fabrication services. PCBs and backpanels are platforms which provide interconnection for integrated circuits and other electronic components. Backpanels also provide interconnection for other printed circuit boards. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, densely spaced wiring. We manufacture high density, complex multilayer printed circuit boards and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis. Our quick-turn prototype service allows us to provide small test quantities to customers' product development groups in as short as 24 hours. We are one of only a few independent manufacturers who can respond to our customers' demands for an accelerated transition from prototype to volume production, and are the only major PCB supplier with fabrication service capabilities on four major continents (North America, South America, Europe and Asia).

     The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers, referred to as vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds. Our production of microvias, by laser ablation and our surface laminar circuit technology, a photo generated microvia capability, provides our customers with proven high volume production capacity in both of the major high density interconnect process solutions.

         Flextronics Enclosures. We offer a comprehensive set of custom electronic enclosures and related products and services worldwide. Our services include design, manufacturing and integration of electronics packaging systems from custom enclosure systems, power and thermal subsystems to interconnect subsystems, cabling and cases. In addition to the typical sheet metal and plastic fabrication, we assist in the design of electronic packaging systems that protect sensitive electronics and enhance functionality. Our enclosure design services focus on functionality, manufacturability and testing. These services are integrated with our other services to provide our customers with greater responsiveness, improved logistics and overall improved supply chain management.

         Flextronics Design Services. We offer a comprehensive spectrum of value-added design services for products we manufacture for our customers from product design services (hardware, software, mechanical and test) to semiconductor design. Products designed by this group range from commercial and military applications, including radio frequency analog, high-speed digital, multi-chip module and flex circuits to high volume consumer products and small quantity prototypes. We work with our customers to develop product-specific test strategies and can custom design test equipment and software ourselves or use test equipment and software provided by our customers. Additionally, a significant competitive differentiator we possess is our semiconductor design group. We provide ASIC design services to our OEM customers, which include:

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

         Our semiconductor design group utilizes external foundry suppliers for its customers' silicon manufacturing requirements, thereby using a "fabless" manufacturing approach. This enables us to take advantage of the suppliers' high volume economies of scale and access to advanced process technology.

         We believe that our semiconductor design expertise provides us with a competitive advantage by enabling us to offer our customers reduced costs through the consolidation of components onto silicon chips. Additionally, by integrating the combined capabilities of design, engineering and semiconductor services, we can compress the time from product concept to market introduction and minimize product development costs.

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

         Flextronics Photonics. We provide design, industrialization, supply chain management and manufacturing services for the optical component and optical networking industries. We offer a broad range of photonic packaging design and industrialization services to assist in bringing products from schematics to shipment while meeting our customers time-to-market objectives. As the world's largest non-captive photonic component manufacturer, we offer leading edge process development and volume manufacturing of active and passive photonic devices.

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

         Supply Chain Services. We provide materials procurement, information technology solutions and logistics. Materials procurement and management consist of the planning, purchasing, expediting and warehousing of components and materials used in the manufacturing process. Our inventory management expertise and volume procurement capabilities contribute to cost reductions and reduce total cycle time. Our industrial parks include providers of many of the custom components that we use to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use sophisticated automated manufacturing resources planning systems and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility on material availability and real-time tracking of work in process. We also utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts and deliver purchase orders while also assisting suppliers with just-in-time delivery and supplier-managed inventory.

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

         Flextronics Logistics. We provide global logistics services and turnkey supply chain solutions for our customers. Our worldwide logistics services include freight forwarding, warehousing/inventory management and outbound/e-commerce solutions through our global supply chain network. We leverage new technologies such as XML links to factories, extranet-based management, vendor managed inventory and build-to-order programs, to simultaneously connect suppliers, manufacturing operations and OEM customers. By joining these logistics solutions with worldwide manufacturing operations and total supply chain management, we can significantly reduce market costs and can create tightly integrated processes and facilities worldwide. Moreover, the combination of these capabilities allows us to react quickly to demand signals from our customers worldwide, creating innovative links to suppliers while serving the world market.

BACKLOG

         Although we obtain firm purchase orders from our customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

COMPETITION

         The EMS industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. We compete with different companies, depending on the type of service or geographic area. We compete against numerous domestic and foreign EMS providers, and current and prospective customers also evaluate our capabilities against the merits of internal production. In addition, in recent years the EMS industry has attracted a significant number of new entrants, including large OEMs with excess manufacturing capacity, and many existing participants, including us, have significantly increased their manufacturing capacity by expanding their facilities and adding new facilities. In the event of a decrease in overall demand for electronics manufacturing services, this increased capacity could result in substantial pricing pressures which could harm our operating results. Some of our competitors, may have greater manufacturing, financial or other resources than us. As competitors increase the scale of their operations, they may increase their ability to realize economies of scale, to reduce their prices and to more effectively meet the needs of large OEMs. We believe that the principal competitive factors in the segments of the EMS industry in which we operate are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality and range of services available. Failure to satisfy any of the foregoing requirements could seriously harm our business.

ENVIRONMENTAL REGULATION

         Our operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes. We believe that our operations are currently in compliance with applicable regulations and do not believe that costs of compliance with these laws and regulations will have a material effect upon our capital expenditures, operating results or competitive position. Currently we have no commitments with environmental authorities regarding any compliance related matters.

         We determine the amount of our accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed amounts accrued or that costs will not be incurred with respect to sites as to which no problem is currently known. Further, there can be no assurance that additional environmental matters will not arise in the future.

EMPLOYEES

         As of March 31, 2001, our global workforce totaled approximately 75,000 employees. We have never experienced a work stoppage or strike and we believe that our employee relations are good.

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

RISK FACTORS

IF WE DO NOT MANAGE EFFECTIVELY THE EXPANSION OF OUR OPERATIONS, OUR BUSINESS MAY BE HARMED.

         We have grown rapidly in recent periods. Our workforce has more than doubled in size over the last year as a result of internal growth and acquisitions. This growth is likely to strain considerably our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

         We plan to increase our manufacturing capacity in low-cost regions by expanding our facilities and adding new equipment. This expansion involves significant risks, including, but not limited to, the following:

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

         In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including substantial increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results would be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant unusual charges. For example, in connection with our acquisitions of DII, Palo Alto Products International, Chatham, Lightning and JIT, we recorded merger related charges and related facility closure costs of approximately $258.7 million, net of tax, and in connection with the issuance of an equity instrument to Motorola relating to our strategic alliance, we recorded a one-time non-cash charge of approximately $286.5 million.

WE DEPEND ON THE TELECOMMUNICATIONS, NETWORKING, ELECTRONICS AND COMPUTER INDUSTRIES WHICH CONTINUALLY PRODUCE TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS ON A COST-EFFECTIVE BASIS WOULD HARM OUR BUSINESS.

         We depend on sales to customers in the telecommunications, networking, electronics and computer industries. Factors affecting these industries in general could seriously harm our customers and, as a result, us. These factors include:

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

         If any of these factors materialize, our business would suffer. Currently, many sectors of the telecommunications, networking, electronics and computer industries are experiencing a significant decrease in demand for their products and services, which has led to reduced demand for the services provided by EMS companies. These changes in demand and generally uncertain economic conditions have resulted, and may continue to result, in some customers deferring delivery schedules for some of the products that we manufacture for them, which could affect our results of operations. Further, a protracted downturn in these industries could have a significant negative impact on our business, financial condition and results of operation.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

         EMS providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations.

         In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We often increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our customers' products. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have increased our manufacturing capacity, and plan further increases, we may not have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand could harm our gross profit and operating income.

OUR OPERATING RESULTS VARY SIGNIFICANTLY.

         We experience significant fluctuations in our results of operations. The factors that contribute to fluctuations include:

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

         One of our significant end-markets is the consumer electronics market. This market exhibits particular strength toward the end of the calendar year in connection with the holiday season. As a result, we have historically experienced relative strength in revenues in our fiscal third quarter.

         We are reconfiguring certain of our operations to further increase our concentration in low-cost locations. This shift of operations resulted in a restructuring charge of $275.6 million, net of tax, in the fourth quarter of fiscal 2001, and may result in additional restructuring charges in fiscal 2002. In addition, some of our customers are currently experiencing increased volatility in demand, and in some cases reduced demand, for their products. This increases the difficulty of anticipating the levels and timing of future revenues from these customers, and could lead them to defer delivery schedules for products, which could lead to a reduction or delay in such revenues. Any of these factors or a combination of these factors could seriously harm our business and result in fluctuations in our results of operations.

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS, WHICH COULD HARM OUR BUSINESS.

    In the past year, we completed a significant number of acquisitions of businesses and facilities, including our acquisitions of DII, Palo Alto Products International, Chatham, Lightning and JIT. We expect to continue to acquire additional businesses and facilities in the future and are currently in preliminary discussions to acquire additional businesses and facilities. Any future acquisitions may require additional debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. We cannot assure the terms of, or that we will complete, any acquisitions in the future.

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

OUR STRATEGIC RELATIONSHIPS WITH ERICSSON AND OTHER MAJOR CUSTOMERS CREATE
RISKS.

     In April 2001, we entered into a definitive agreement with Ericsson with respect to our management of its mobile telephone operations. Our ability to achieve any of the anticipated benefits of this new relationship with Ericsson is subject to a number of risks, including our ability to meet Ericsson's volume, product quality, timeliness and price requirements, and to achieve anticipated cost reductions. If demand for Ericsson's mobile phone products declines, Ericsson may purchase a lower quantity of products from us than we anticipate. If Ericsson's requirements exceed the volume anticipated by us, we may not be able to meet these requirements on a timely basis. Our inability to meet Ericsson's volume, quality, timeliness and cost requirements, and to quickly resolve any issues with Ericsson, could seriously harm our results of operations. As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under this arrangement, and it may not result in any material revenues or contribute positively to our net income per share. Due to our relationship with Ericsson, other OEMs may not wish to obtain logistics or operations management services from us.

     We have entered into strategic relationships with other customers, have recently announced our plans to enter into a strategic relationship with Alcatel, and plan to continue to pursue such relationships. These relationships generally involve many, or all, of the risks involved in our new relationship with Ericsson. Similar to our other customer relationships, there are no volume purchase commitments under these relationships, and the revenues we actually achieve may not meet our expectations. In anticipation of future activities under these strategic relationships, we are incurring substantial expenses as we add personnel and manufacturing capacity and procure materials. Our operating results will be seriously harmed if sales do not develop to the extent and within the time frame we anticipate.

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

THE MAJORITY OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES COULD DECLINE SIGNIFICANTLY.

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers in fiscal 2001 and 2000 accounted for approximately 59% and 57% of net sales in fiscal 2001 and fiscal 2000, respectively. No customer accounted for more than 10% of net sales in fiscal 2001. Our largest customer during fiscal 2000 was Ericsson, who accounted for approximately 12% of net sales. No other customer accounted for more than 10% of net sales in fiscal 2000. We anticipate that our strategic relationship with Ericsson will substantially increase the percentage of our sales attributable to Ericsson.

     The identity of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues could be harmed.

OUR INDUSTRY IS EXTREMELY COMPETITIVE.

     The EMS industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of internal production. Some of our competitors have substantially greater market share and manufacturing, financial and marketing resources than us.

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

WE ARE SUBJECT TO THE RISK OF INCREASED INCOME TAXES.

         We have structured our operations in a manner designed to maximize income in countries where:

         -    tax incentives have been extended to encourage foreign investment;
              or

         -    income tax rates are low.

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

WE CONDUCT OPERATIONS IN A NUMBER OF COUNTRIES AND ARE SUBJECT TO RISKS OF INTERNATIONAL OPERATIONS.

         The geographical distances between the Americas, Asia and Europe create a number of logistical and communications challenges. Our manufacturing operations are located in a number of countries throughout East Asia, the Americas and Europe. As a result, we are affected by economic and political conditions in those countries, including:

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

         The attractiveness of our services to our U.S. customers can be affected by changes in U.S. trade policies, such as "most favored nation" status and trade preferences for some Asian nations. In addition, some countries in which we operate, such as Brazil, the Czech Republic, Hungary, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. Finally, we could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

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

ITEM 2. PROPERTIES

         Our facilities consist of a global network of industrial parks, regional manufacturing and technology centers, and design/engineering and product introduction centers, providing over 16.0 million square feet of capacity as of March 31, 2001. We own facilities with approximately 1.1 million square feet in the Americas, 2.5 million square feet in Asia and 4.8 million square feet of capacity in Europe. We lease facilities with approximately 2.9 million square feet in the Americas, 1.5 million square feet in Asia and 3.5 million square feet of capacity in Europe.

         Over the past several years, we have actively increased our overall capacity through internal growth, acquisitions and purchases of manufacturing facilities. We plan to further expand our facilities in low cost locations, adding new equipment and further developing our industrial parks. We cannot assure that we will not encounter unforeseen difficulties, costs or delays in expanding our facilities or that our expanded facilities will not prove to be in excess of our requirements.

         In connection with the consummated mergers and restructuring activities in fiscal 2001, we developed formal plans to exit certain activities. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure and the identification of manufacturing and administrative facilities for consolidation into other facilities. As a result of these integration activities, we identified approximately 3.2 million of owned and leased square feet of capacity for closure in the Americas. Approximately 700,000 of owned and leased square feet of capacity in Asia was identified for closure. In Europe, we identified approximately 800,000 of owned and leased square feet of capacity for closure. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Unusual Charges."

         Our industrial parks, each incorporating from approximately 400,000 to
1.2 million square feet of facilities, are self-contained facilities that co-locate our manufacturing and distribution operations with our suppliers in low-cost regions near our customers' end markets. Our industrial parks provide a total supply chain management. This approach to production and distribution benefits our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established large industrial parks in China, Hungary, Mexico, Brazil and Poland.

         Our regional manufacturing and technology centers are facilities that have both medium and high volume manufacturing and product introduction centers and, as a result, are where we focus on launching customers' new products and transitioning them to volume production. Each center features advanced technological competency. These regional manufacturing facilities range from approximately 70,000 to 500,000 square feet and provide production in locations close to strategic markets. We have established regional manufacturing and technology centers in Austria, Brazil, China, Denmark, England, Finland, France, Germany, Hungary, India, Indonesia, Ireland, Israel, Italy, Malaysia, Mexico, Norway, Scotland, Sweden, Switzerland and in various states throughout the United States.

         Our design/engineering and product introduction centers provide a broad range of advanced engineering services and prototype and low volume production capabilities. The locations of our product introduction centers include Austria, China, Finland, Germany, Italy, Sweden, Switzerland and the United States.

         Our facilities are generally well maintained and suitable for the operations conducted and, in substantially all cases where owned, free and clear of any encumbrances. The productive capacity of our plants is generally adequate for current needs. All of our manufacturing facilities are registered to the quality requirements of the International Organization for Standardization (ISO
9002) or are in the process of final certification.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                        PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF ORDINARY SHARES

    Our ordinary shares are quoted on the Nasdaq National Market under the symbol "FLEX". The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal 2000 as reported on the Nasdaq National Market.

                                                                       HIGH       LOW
                                                                      ------    ------
FISCAL YEAR ENDED MARCH 31, 2000
  First Quarter.................................................      $14.59    $ 9.34
  Second Quarter................................................       17.03     10.63
  Third Quarter.................................................       24.69     14.28
  Fourth Quarter................................................       39.88     19.16
FISCAL YEAR ENDED MARCH 31, 2001
  First Quarter.................................................      $38.06    $22.38
  Second Quarter................................................       44.91     32.38
  Third Quarter.................................................       43.00     21.38
  Fourth Quarter................................................       40.13     14.25

         All share prices have been adjusted to give effect to the two-for-one stock splits effected as bonus issues (the Singapore equivalent of a stock dividend), distributed to our shareholders on January 11, 1999, December 22, 1999 and October 16, 2000.

    As of June 15, 2001, there were 3,703 holders of record of our ordinary shares and the closing sale price of the ordinary shares as reported on the Nasdaq National Market was $21.76 per share.

DIVIDENDS

         Since inception, we have not declared or paid any cash dividends on our ordinary shares (exclusive of dividends paid by pooled entities prior to acquisition), and our bank credit facility prohibits the payment of cash dividends without the lenders' prior consent. The terms of our outstanding senior subordinated notes also restrict our ability to pay cash dividends. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." We anticipate that all earnings in the foreseeable future will be retained to finance the continuing development of our business.

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

INCOME TAXATION UNDER SINGAPORE LAW

    Under current provisions of the Income Tax Act, Chapter 134 of Singapore, corporate profits are taxed at a rate equal to 24.5%. Under Singapore's taxation system, the tax paid by a company is deemed paid by its shareholders. Thus, the shareholders receive dividends net of the tax paid by Flextronics. Dividends received by either a resident or a nonresident of Singapore are not subject to withholding tax. Shareholders are taxed on the gross amount of dividends (meaning the cash amount of the dividend plus the amount of corporate tax paid by Flextronics). The tax paid by Flextronics will be available to shareholders as a tax credit to offset the Singapore income tax liability on their overall income (including the gross amount of dividends). No tax treaty currently exists between the Republic of Singapore and the U.S.

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

INCOME TAXATION UNDER UNITED STATES LAW

    Individual shareholders that are U.S. citizens or resident aliens (as defined in Section 7701(b) of the Internal Revenue Code of 1986), corporations or partnerships or other entities created or organized under the laws of the United States, or any political subdivision thereof, an estate the income of which is subject to U.S. federal income taxation regardless of its source or a trust which is subject to the supervision of a court within the United States and the control of section 7701(b)(30) of the Internal Revenue Code will, upon the sale or exchange of a share, recognize gain or loss for U.S. income tax purposes in an amount equal to the difference between the amount realized and the U.S. shareholder's tax basis in such a share. If paid in currency other than U.S. dollars, certain currency translation rules will apply to determine the U.S. dollar amount realized. Such gain or loss will be capital gain or loss if the share was a capital asset in the hands of the U.S. shareholder and will be short-term capital gain or loss if the share has been held for not more than one year, mid-term capital gain or loss if the share has been held for more than one year but not more than eighteen months and, long-term capital gain or loss if the share has been held for more than eighteen months. If a U.S. shareholder receives any currency other than U.S. dollars on the sale of a share, such U.S. shareholder may recognize ordinary income or loss as a result of currency fluctuations between the date of such sale and the date such sale proceeds are converted into U.S. dollars.

    U.S. shareholders will be required to report as income for U.S. income tax purposes the amount of any dividend received from us to the extent paid out of our current or accumulated earnings and profits, as determined under current U.S. income tax principles. If over 50% of our stock (by vote or value) were owned by U.S. shareholders who individually held 10% or more of our voting stock, such U.S. shareholders potentially would be required to include in income a portion or all of their pro rata share of our and our non-U.S. subsidiaries' earnings and profits. Certain attribution rules apply in this regard. If 50% or more of our assets during a taxable year produced or were held for the production of passive income, as defined in section 1297(b) of the Code (e.g., certain forms of dividends, interest and royalties), or 75% or more of our gross income for a taxable year was passive income, adverse U.S. tax consequences could result to U.S. shareholders. As of March 31, 2001, we were not aware of any U.S. shareholder who individually held 10% or more of our voting stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been prepared to give retroactive effect to the pooling of interests mergers completed by us in fiscal 2001. In fiscal 2001, we acquired DII in April 2000, Palo Alto Products International in April 2000, Lightning in August 2000, Chatham in August 2000 and JIT in November 2000.

     These historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

                                                                        FISCAL YEAR ENDED MARCH 31,
                                                    ----------------------------------------------------------------------
                                                       1997          1998           1999           2000            2001
                                                    ----------    ----------    -----------     ----------    ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales ......................................    $1,498,332    $2,577,926    $ 3,952,786     $6,959,122    $ 12,109,699
Cost of sales ..................................     1,289,567     2,246,135      3,512,229      6,335,242      11,127,896
Unusual charges(1) .............................        16,443         8,869         77,286          7,519         510,495
                                                    ----------    ----------    -----------     ----------    ------------
   Gross profit ................................       192,322       322,922        363,271        616,361         471,308
Selling, general and administrative ............       113,308       169,586        240,512        319,952         430,109
Goodwill and intangibles amortization ..........         5,979        10,487         29,156         41,326          63,541
Unusual charges(1) .............................         4,649        12,499          2,000          3,523         462,847
Interest and other expense, net ................         8,398        21,480         52,234         69,912          67,115
                                                    ----------    ----------    -----------     ----------    ------------
   Income(loss) before income taxes ............        59,988       108,870         39,369        181,648        (552,304)
Provision for (benefit from) income taxes ......        16,415        22,378        (11,634)        23,080        (106,285)
                                                    ----------    ----------    -----------     ----------    ------------
   Net income (loss) ...........................    $   43,573    $   86,492    $    51,003     $  158,568    $   (446,019)
                                                    ==========    ==========    ===========     ==========    ============
Diluted earnings (loss) per share(2) ...........    $     0.18    $     0.30    $      0.17     $     0.42    $      (1.01)
                                                    ==========    ==========    ===========     ==========    ============
Shares used in computing diluted per
  share amounts(2) .............................       238,770       297,307        329,352        383,119         441,991

                                                                            AS OF MARCH 31,
                                                    ----------------------------------------------------------------
                                                      1997          1998          1999          2000          2001
                                                    --------    ----------    ----------    ----------    ----------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Working capital ................................    $ 87,855    $  372,870    $  384,084    $1,161,535    $1,914,741
Total assets ...................................     937,865     1,862,088     2,783,707     5,134,943     7,571,655
Total long-term debt, excluding current
  portion ......................................     139,383       580,441       789,471       645,267       917,313
Shareholders' equity ...........................     331,622       641,667       915,305     2,376,628     4,030,361

----------

(1) In fiscal 1997, we incurred approximately $4.6 million of merger-related expenses associated with an acquisition and $16.4 million in costs associated with the closing and sale of several manufacturing facilities.

         In fiscal 1998, we incurred approximately $12.5 million of merger-related expenses and approximately $8.9 million in costs associated with the closure of a manufacturing operation.

         In fiscal 1999, we incurred approximately $77.3 million of expenses primarily associated with the closure of a semiconductor wafer fabrication facility and wrote-off approximately $2.0 million of in-process research and development associated with an acquisition.

         In fiscal 2000, we incurred approximately $3.5 million of merger-related expenses and $7.5 million in costs primarily associated with the closure of several manufacturing facilities.

         In fiscal 2001, we recognized unusual pre-tax charges of $973.3 million. Of this amount, $286.5 million related to the issuance of an equity instrument to Motorola. The remaining $686.8 million includes merger-related expenses of approximately $102.4 million and approximately $584.4 million of costs associated with the closing of several manufacturing facilities.

(2) We completed a stock split during each of fiscal 1999, 2000 and 2001. Each of the stock splits was effected as bonus issues (the Singapore equivalent of a stock dividend). The stock dividend has been reflected in our financial statements for all periods presented unless otherwise noted. All share and per share amounts have been retroactively restated to reflect the stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-K with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section. Accordingly, our future results could differ materially from historical results or from those discussed or implied by these forward-looking statements.

ACQUISITIONS

     We have actively pursued mergers and other business acquisitions to expand our global reach, manufacturing capacity and service offerings and to diversify and strengthen customer relationships. The significant business combinations completed in fiscal 2001, include the following:

DATE                ACQUIRED COMPANY             NATURE OF BUSINESS                CONSIDERATION
----                ----------------             ------------------                -------------
November 2000       JIT Holdings Ltd.            Provides electronics              17,323,531 ordinary shares
                                                 manufacturing
                                                 and design services
August 2000         Chatham Technologies, Inc.   Provides industrial and           15,234,244 ordinary shares
                                                 electronics
                                                 manufacturing and design
                                                 services
August 2000         Lightning Metal              Provides injection molding,       2,573,072 ordinary shares
                    Specialties                  metal
                    and related entities         stamping and integration
                                                 services
April 2000          Palo Alto Products           Provides industrial and           7,236,748 ordinary shares
                    International Pte. Ltd.      electronics
                                                 manufacturing and design
                                                 services
April 2000          The DII Group, Inc.          Provides electronics              125,536,310 ordinary shares
                                                 manufacturing
                                                 services

     Each of these acquisitions was accounted for as a pooling of interests and our consolidated financial statements have been restated to reflect the combined operations of the merged companies for all periods presented. Additionally, we have completed other immaterial pooling of interests transactions in fiscal 2001. Prior period statements have not been restated for these transactions. We have also made a number of business acquisitions of other companies. These transactions were accounted for using the purchase method and, accordingly our consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

OTHER STRATEGIC TRANSACTIONS

     On May 30, 2000, we entered into a strategic alliance for product manufacturing with Motorola. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that provided it with incentives to purchase products and services from us by entitling it to acquire 22,000,000 of our ordinary shares at any time by meeting targeted purchase levels of up to $32.0 billion through December 31, 2005 or by making additional payments to us. The issuance of this equity instrument on May 30, 2000 resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. In June 2001, we entered into an agreement with Motorola under which we repurchased this equity instrument for $112.0 million. No current or planned manufacturing programs are affected by the repurchase, and we anticipate that Motorola will continue to be a customer following the repurchase, although our future revenue from Motorola may be less than it would have been had this instrument remained in effect.

     In April 2001, we entered into a definitive agreement with Ericsson with respect to our management of the operations of Ericsson's mobile telephone operations. Operations under this arrangement commenced in the first quarter of fiscal 2002. Under this agreement, we are to provide a substantial portion of Ericsson's mobile phone requirements. We will assume responsibility for product assembly, new product prototyping, supply chain management and logistics management, in which we will process customer orders from Ericsson and configure and ship products to Ericsson's customers. We expect to provide PCBs and plastics, primarily from our Asian operations. In connection with this relationship, we purchased certain equipment, inventory and other assets, and assumed certain accrued expenses, from Ericsson at their net book value of approximately $450.0 million. See Item 1, "Business--Risk Factors--Our strategic relationship with Ericsson creates risks."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

                                                                FISCAL YEAR ENDED
                                                                    MARCH 31,
                                                       ---------------------------------
                                                        1999          2000         2001
                                                       ------        ------       ------
Net sales .......................................       100.0%        100.0%       100.0%
Cost of sales ...................................        88.9          91.0         91.9
Unusual charges .................................         1.9           0.1          4.2
                                                       ------        ------       ------
     Gross margin ...............................         9.2           8.9          3.9
Selling, general and administrative .............         6.1           4.6          3.6
Goodwill and intangibles amortization ...........         0.7           0.6          0.5
Unusual charges .................................         0.1           0.1          3.8
Interest and other expense, net .................         1.3           1.0          0.6
                                                       ------        ------       ------
     Income (loss) before income taxes ..........         1.0           2.6         (4.6)
Provision for (benefit from) income taxes .......        (0.3)          0.3         (0.9)
                                                       ------        ------       ------
     Net income (loss) ..........................         1.3%          2.3%        (3.7)%
                                                       ======        ======       ======

Net Sales

     We derive our net sales from a wide range of service offerings, including product design, semiconductor design, printed circuit board assembly and fabrication, enclosures, material procurement, inventory and supply chain management, final system assembly and test, packaging, logistics and distribution.

     Net sales for fiscal 2001 increased 74% to $12.1 billion from $7.0 billion in fiscal 2000. The increase in sales for fiscal 2001 was primarily the result of our ability to continue to expand sales to our existing customers as well as expanding sales to new customers worldwide and, to a lesser extent, the incremental revenue associated with the purchases of several manufacturing facilities and related assets during fiscal 2001. During fiscal 2001, our ten largest customers accounted for approximately 59% of net sales, with no customer accounting for more than 10% of net sales. While we experienced significant growth in net sales in fiscal 2001, this growth was hampered in late fiscal 2001 by a decline in demand due to the downturn experienced by the electronics industry, which was driven by a combination of weakening end-market demand (particularly in the telecommunications and networking sectors) and our customers' inventory imbalances. Along with other providers of electronics manufacturing services, our fourth quarter net sales were adversely affected by reductions in purchase volumes and delays in purchases by certain customers, as they continued to experience erosion in demand for their products. This trend has continued through the first quarter of fiscal 2002 and may continue, or worsen, in future periods, as the timing of any recovery in our customers' markets is uncertain.

     Net sales for fiscal 2000 increased 76% to $7.0 billion from $4.0 billion in fiscal 1999. The increase in sales for fiscal 2000 was primarily due to expanding sales to existing customers and, to a lesser extent, sales to new customers. In fiscal 2000, our ten largest customers accounted for approximately 57% of net sales, with Ericsson accounting for approximately 12% of net sales. No other customer accounted for more than 10% of net sales.

Gross Profit

     Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, pricing, competition and new product introductions. See Item 1, "Business--Risk Factors."

     Gross margin decreased to 3.9% for fiscal 2001 from 8.9% in fiscal 2000. The decrease in gross margin is primarily attributable to unusual pre-tax charges amounting to $510.5 million, which were associated with the plant closures, as described in "Unusual Charges," below. Excluding unusual pre-tax charges of $510.5 million and $7.5 million in fiscal 2001 and fiscal 2000, respectively, gross margin decreased to 8.1% for fiscal 2001 from 9.0% in fiscal 2000. Gross margin decreased to 8.9% for fiscal 2000 from 9.2% in fiscal 1999. Excluding unusual pre-tax charges of $7.5 million and $77.3 million in fiscal 2000 and 1999, respectively, gross margin decreased from 11.1% in fiscal 1999 to 9.0% in fiscal 2000. Our gross profit in each fiscal year was adversely affected by several factors, including costs associated with expanding our facilities, costs associated with the startup of new customers and projects, which typically carry higher levels of under absorbed manufacturing overhead costs until the projects reach higher volume production, and changes in our product mix to higher volume projects, which typically have a lower gross margin because of higher material content.

     Increased mix of products that have relatively high material costs as a percentage of total unit costs can adversely affect our gross margins. Further, we may enter into supply arrangements in connection with strategic relationships and OEM divestitures. These arrangements, which are relatively larger in scale, could adversely affect our gross margins. We believe that these and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Unusual Charges

FISCAL 2001

     We recognized unusual pre-tax charges of approximately $973.3 million during fiscal year 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola combined with approximately $206.6 million of expenses resulting from the DII and Palo Alto Products International mergers and related facility closures. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the Chatham and Lightning mergers and related facility closures. In the third quarter, we recognized unusual pre-tax charges of approximately $46.3 million, primarily related to the JIT merger and related facility closures. During the fourth quarter, we recognized unusual pre-tax charges, amounting to $385.6 million related to the closures of several manufacturing facilities.

     On May 30, 2000, we entered into a strategic alliance for product manufacturing with Motorola. See Note 8, "Shareholders' Equity," and Note 14, "Subsequent Events," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for further information concerning the strategic alliance. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitled it to acquire 22,000,000 of our ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to us. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001.

     In connection with the aforementioned mergers and facility closures, we recorded aggregate unusual charges of $686.8 million, which included approximately $584.4 million of facility closure costs and approximately $102.4 million of direct transaction costs. As discussed below, $510.5 million of the charges relating to facility closures have been classified as a component of Cost of Sales during the fiscal year ended March 31, 2001. The components of the unusual charges recorded are as follows (in thousands):

                                               FIRST     SECOND      THIRD      FOURTH
                                              QUARTER    QUARTER    QUARTER     QUARTER       TOTAL     NATURE OF
                                              CHARGES    CHARGES    CHARGES     CHARGES      CHARGES     CHARGES
                                             ---------  ---------  ----------  ----------  ---------  -------------
Facility closure costs:
  Severance.....................             $  62,487   $  5,677   $   3,606   $  60,703  $ 132,473  cash
  Long-lived asset impairment...                46,646     14,373      16,469     155,046    232,534  non-cash
  Exit costs....................                24,201      5,650      19,703     169,818    219,372  cash/non-cash
                                             ---------  ---------  ----------  ----------  ---------
      Total facility closure costs             133,334     25,700      39,778     385,567    584,379
Direct transaction costs:
  Professional fees.............                50,851      7,247       6,250          --     64,348  cash
  Other costs...................                22,382     15,448         248          --     38,078  cash/non-cash
                                             ---------  ---------  ----------  ----------  ---------
      Total direct transaction costs            73,233     22,695       6,498          --    102,426
                                             ---------  ---------  ----------  ----------  ---------
Total Unusual Charges...........               206,567     48,395      46,276     385,567    686,805
                                             ---------  ---------  ----------  ----------  ---------
Income tax benefit..............               (30,000)    (6,000)     (6,500)   (110,000)  (152,500)
                                             ---------  ---------  ----------  ----------  ---------
Net Unusual Charges.............             $ 176,567  $  42,395  $   39,776  $  275,567  $ 534,305
                                             =========  =========  ==========  ==========  =========

     In connection with the facility closures, we developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure and the identification of manufacturing and administrative facilities for consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The following table summarizes the components of the facility closure costs and related activities in fiscal 2001:

                                                            LONG-LIVED
                                                              ASSET           EXIT
                                            SEVERANCE       IMPAIRMENT        COSTS           TOTAL
                                            ---------       ----------      ---------       ---------
Balance at March 31, 2000 .............      $     --       $      --       $      --       $      --
Activities during the year:
  First quarter provision .............        62,487          46,646          24,201         133,334
  Cash charges ........................       (35,800)             --          (1,627)        (37,427)
  Non-cash charges ....................            --         (46,646)         (7,441)        (54,087)
                                             --------       ---------       ---------       ---------
Balance at June 30, 2000 ..............        26,687              --          15,133          41,820
Activities during the year:
  Second quarter provision ............         5,677          14,373           5,650          25,700
  Cash charges ........................        (4,002)             --          (4,231)         (8,233)
  Non-cash charges ....................            --         (14,373)         (8,074)        (22,447)
                                             --------       ---------       ---------       ---------
Balance at September 30, 2000 .........        28,362              --           8,478          36,840
Activities during the year:
  Third quarter provision .............         3,606          16,469          19,703          39,778
  Cash charges ........................        (7,332)             --          (2,572)         (9,904)
  Non-cash charges ....................            --         (16,469)        (14,070)        (30,539)
                                             --------       ---------       ---------       ---------
Balance at December 31, 2000 ..........        24,636              --          11,539          36,175
Activities during the year:
  Fourth quarter provision ............        60,703         155,046         169,818         385,567
  Cash charges ........................       (13,605)             --         (14,686)        (28,291)
  Non-cash charges ....................            --        (155,046)        (71,328)       (226,374)
                                             --------       ---------       ---------       ---------
Balance at March 31, 2001 .............      $ 71,734       $      --       $  95,343       $ 167,077
                                             ========       =========       =========       =========

     Of the total pre-tax facility closure costs, $132.5 million relates to employee termination costs, of which $67.8 million has been classified as a component of Cost of Sales. As a result of the various exit plans, we identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of March 31, 2001, 4,457 employees have been terminated, and another 6,812 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. During fiscal 2001, we paid employee termination costs of approximately $60.7 million. The remaining $71.7 million of employee termination costs is classified as accrued liabilities as of March 31, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

     The unusual pre-tax charges include $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales. Included in the long-lived asset impairment are charges of $229.1 million, which relate to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their net realizable value based on their estimated sales price. Certain facilities will remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. The impaired long-lived assets consisted primarily of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also includes the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

     The unusual pre-tax charges also include approximately $219.4 million for other exit costs. Approximately $210.2 million of this amount has been classified as a component of Cost of Sales. The other exit costs recorded, primarily related to items such as building and equipment lease termination costs, warranty costs, current asset impairments and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the various exit plans. We paid approximately $23.1 million of other exit costs during fiscal 2001. Additionally, approximately $101.0 million of other exit costs were non-cash charges utilized during fiscal 2001. The remaining $95.3 million is classified in accrued liabilities as of March 31, 2001 and is expected to be substantially paid out within one year from the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     The direct transaction costs include approximately $64.3 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the merger transactions. Other direct transaction costs which totaled approximately $38.1 million were mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation and benefit-related expenses. We paid approximately $70.9 million of the direct transaction costs during fiscal 2001. Additionally, approximately $28.2 million of the direct transaction costs were non-cash charges utilized during fiscal 2001. The remaining $3.3 million is classified in accrued liabilities as of March 31, 2001 and is expected to be substantially paid out in the first quarter of fiscal 2002.

FISCAL 2000

     In fiscal 2000, we recognized unusual pre-tax charges of $7.5 million related to the operations of Chatham, which included severance and related charges of approximately $4.4 million and other facility exit costs of approximately $3.1 million.

     Additionally, unusual pre-tax charges of $3.5 million were recorded in fiscal 2000, related to the Kyrel EMS Oyj merger. The unusual charges consisted of a transfer tax of $1.7 million, approximately $0.4 million of investment banking fees and approximately $1.4 million of legal and accounting fees.

FISCAL 1999

     During fiscal 1999, we recognized unusual pre-tax charges of approximately $79.3 million, substantially all of which related to the operations of our wholly owned subsidiary, Orbit Semiconductor, Inc. ("Orbit"). We decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventories, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The Fab was ultimately sold in January 1999.

     The components of the unusual charges recorded in fiscal 1999 are as follows:

                                                FIRST       FOURTH
                                               QUARTER      QUARTER      TOTAL     NATURE OF
                                               CHARGES      CHARGES     CHARGES     CHARGES
                                              --------    --------     --------    ----------
  Severance...............................    $    498    $  2,371     $  2,869    cash
  Long-lived asset impairment.............      38,257      16,538       54,795    non-cash
  Losses on sales contracts...............       2,658       3,100        5,758    non-cash
  Incremental uncollectible accounts
     receivable...........................         900          --          900    non-cash
  Incremental sales returns and
     allowances ..........................       1,500         500        2,000    non-cash
  Inventory write-downs...................       5,500         250        5,750    non-cash
  Acquired in-process research and
     development..........................          --       2,000        2,000    non-cash
  Other exit costs........................       1,845       3,369        5,214    cash/non-cash
                                              --------    --------     --------
         Total Unusual Pre-Tax Charges....    $ 51,158    $ 28,128     $ 79,286
                                              ========    ========     ========

     Of the total unusual pre-tax charges, approximately $2.9 million relates to employee termination costs. As a result of the closure of the fabrication facility, 460 employees were terminated. The terminations were completed and related severance costs were fully paid out by the first quarter of fiscal 2000.

     The unusual pre-tax charges include approximately $54.8 million for the write-down of long-lived assets to fair value. Included in the long-lived asset impairment are charges of $50.7 million related to the Fab which was written down to its net realizable value based on its sales price. The impaired long-lived assets consisted primarily of machinery and equipment of $43.4 million and building and improvements of $7.3 million. The long-lived asset impairment also includes the write-off of the remaining goodwill of $0.6 million. The remaining $3.5 million of asset impairment relates to the write-down to net realizable value of a facility we exited during fiscal 1999.

     We entered into certain non-cancelable sales contracts to provide semiconductors to customers at fixed prices. Because we were obligated to fulfill the terms of the agreements at selling prices which were not sufficient to cover the cost to produce or acquire such products, a liability for losses on sales contracts was recorded for the estimated future amount of such losses. The unusual pre-tax charges include approximately $8.7 million for losses on sales contracts, incremental amounts of uncollectible accounts receivable, and estimated incremental costs for sales returns and allowances, all of which were fully utilized by the end of fiscal 2000.

     The unusual pre-tax charges also include approximately $10.9 million for losses on inventory write-downs and other exit costs. We have written off and disposed of approximately $5.8 million of inventory. The remaining $5.1 million relates primarily to incremental costs and contractual obligations for items such as lease termination costs, litigation, environmental clean-up costs, and other exit costs incurred directly as a result of the exit plan, all of which were paid out or non-cash charges utilized by the end of fiscal 2000.

     Based on an independent valuation of certain of the assets of Advanced Component Labs ("ACL") and other factors, we determined that the purchase price of ACL included in-process research and development costs totaling $2.0 million which had not reached technological feasibility and had no probable alternative future use. Accordingly, we wrote-off $2.0 million of in-process research and development in fiscal 1999.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, or SG&A, for fiscal 2001 increased to $430.1 million from $320.0 million in fiscal 2000 but decreased as a percentage of net sales to 3.6% in fiscal 2001 from 4.6% in fiscal 2000. SG&A for fiscal 2000 increased to $320.0 million from $240.5 million in fiscal 1999 but decreased as a percentage of net sales to 4.6% in fiscal 2000 from 6.1% in fiscal 1999. The dollar increase in SG&A for each fiscal year was primarily due to our continued investment in infrastructure such as sales, marketing, supply-chain management and other related corporate and administrative expenses as well as information systems necessary to support the expansion of our business. The decline in SG&A as a percentage of each fiscal year's net sales reflects our continued focus on controlling operating expenses relative to sales growth and gross margin levels.

Goodwill and Intangible Assets Amortization

     Goodwill and intangible assets amortization in fiscal 2001 increased to $63.5 million from $41.3 million in fiscal 2000. This increase was directly the result of the various acquisitions in fiscal 2001 which were accounted for as purchase transactions, which primarily include Irish Express Cargo Ltd, Fico, Inc. (United States), Li Xin Industries, Ltd. and Ojala Yhtyma Oy.

     Goodwill and intangible assets amortization in fiscal 2000 increased to $41.3 million from $29.2 million in fiscal 1999 primarily related to the acquisition of ACL which was completed in late March 1999, and various business acquisitions completed during fiscal 2000.

Interest and Other Expense, Net

     Interest and other expense, net decreased to $67.1 million in fiscal 2001 from $69.9 million in fiscal 2000. The following table sets forth information concerning the components of interest and other expense.

                                                          1999         2000         2001
                                                        --------     --------     ---------
Interest expense ...................................    $ 61,430     $ 84,198     $ 135,243
Interest income ....................................     (11,374)     (22,681)      (32,219)
Foreign exchange (gain) loss .......................       3,543        2,128        (4,028)
Other (income) expense, net ........................      (1,365)       6,267       (31,881)
                                                        --------     --------     ---------
          Total interest and other expense, net ....    $ 52,234     $ 69,912     $  67,115
                                                        ========     ========     =========

     Net interest expense increased to $103.0 million in fiscal 2001 from $61.5 million in fiscal 2000. The increase was primarily attributable to the interest expense associated with the approximately $645.0 million of senior subordinated notes, consisting of $500.0 million of 9.875% notes and euros 150.0 million of 9.75% notes we issued in June 2000.

     Net interest expense increased to $61.5 million in fiscal 2000 from $50.1 million in fiscal 1999. The increase was attributable to the increased bank borrowings to finance our capital expenditures, expansion of various facilities and industrial parks and purchases of manufacturing assets offset by increased interest income from our deployment of equity offering proceeds in money market funds and corporate debt securities. Fiscal 2000 net interest expense included accelerated amortization of approximately $1.0 million in bank arrangement fees associated with the termination of a credit facility.

     In fiscal 2001, there was $4.0 million of foreign exchange gain compared to foreign exchange loss of $2.1 million in fiscal 2000. The foreign exchange gain generated in fiscal 2001 mainly relates to net non-functional currency monetary liabilities in Singapore, Germany and Hungary. In fiscal 2000, there was $2.1 million of foreign exchange loss compared to $3.5 million foreign exchange loss in fiscal 1999. The foreign exchange loss in fiscal 2000 mainly relates to net non-functional currency monetary liabilities in Austria, Finland and Hungary.

     Other (income) expense, net changed from $6.3 million of net other expense in fiscal 2000 to $31.9 million of net other income in fiscal 2001 primarily due to realized gains on sales of marketable equity securities. The other expense in fiscal 2000 was comprised mainly of a loss on disposal of fixed assets in Hungary offset by compensation received in a settlement of a claim.

Provision for Income Taxes

     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. See Note 7, "Income Taxes," of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."

     The consolidated effective tax rate for a particular year will vary depending on the mix of earnings, operating loss carryforwards, income tax credits, and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. The Company's consolidated effective tax rate was a 19% benefit for fiscal year 2001 compared to a 13% provision for fiscal year 2000, however, excluding the unusual charges in fiscal 2001 the effective tax rate was 11%. The slight decrease in the effective tax rate was due primarily to the expansion of operations and increase in profitability in countries with lower tax rates. See Item 1, "Business--Risk Factors--We are subject to the risk of increased income taxes."

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001 we had cash and cash equivalents balances totaling $631.6 million, total bank and other debts amounting to $1.2 billion and $500.0 million available for borrowing under our credit facilities subject to compliance with certain financial ratios. Our working capital increased to $1.9 billion at March 31, 2001 from $1.2 billion at March 31, 2000. Additionally, our debt to equity ratio improved to 31% at March 31, 2001 from 49% at March 31, 2000.

     Cash used in operating activities was $469.7 million and $34.4 million in fiscal 2001 and 2000, respectively. In fiscal 1999, operating activities provided cash amounting to $160.9 million. Operating activities used cash in fiscal 2001 primarily as a result of significant increases in accounts receivable and inventory, partially offset by an increase in accounts payable combined with the $446.0 million net loss. Cash provided by operating activities decreased in fiscal 2000 from fiscal 1999 because of increases in accounts receivable, inventories and other current assets, offset by increases in net income and accounts payable.

     Accounts receivable, net of allowance for doubtful accounts, increased to $1.7 billion at March 31, 2001 from $1.1 billion at March 31, 2000. The increase in accounts receivable was primarily due to an increase of approximately 74% in net sales in fiscal 2001.

     Inventories increased to $1.8 billion at March 31, 2001 from $1.1 billion at March 31, 2000. The increase in inventories was primarily the result of increased purchases of materials to support our growing sales, combined with the inventory acquired in connection with the manufacturing facility purchased during the fourth quarter of fiscal 2001. Additionally, many of our customers have experienced a slowdown in demand for their products since late 2000 which in some cases has resulted in the deferral of purchases, thereby adversely affecting our inventory levels at the end of our fiscal year.

     Cash used in investing activities was $1.1 billion, $879.4 million and $572.2 million in fiscal 2001, 2000 and 1999, respectively. Cash used in investing activities in fiscal 2001 were primarily related to:

     - $711.2 million of net capital expenditures to purchase equipment and the continued expansion of our manufacturing facilities worldwide, and specifically for our continued expansion of our industrial park strategy with new parks in Gdansk, Poland, Sao Paulo, Brazil and Nyiregyhaza, Hungary;

     - $239.0 million for purchases of manufacturing facilities and related asset purchases, comprised primarily of Bosch Telecom GmbH's Denmark facility, Ascom's Switzerland facility and Siemens Mobile's Italy and United States facilities;

     - $54.4 million primarily for minority investment in the stocks of various technology companies in software and related industries; and

     -    $158.9 million for acquisitions of businesses.

     Additionally, we received proceeds of $46.9 million from the sale of marketable securities of various technology companies.

     Cash used in investing activities in fiscal 2000 were primarily related to:

     - $462.4 million of net capital expenditures to purchase equipment and continued expansion of our manufacturing facilities in Brazil, China, Hungary, Mexico, Sweden and United States;

     - $249.8 million for acquisitions of manufacturing facilities and assets, comprised primarily of Cabletton Systems Inc.'s New Hampshire and Ireland facilities, Fujitsu Siemens Computer's Germany facility, Ericsson Business Network's Sweden facility, ABB Automation Product's Sweden facility and Ericsson AG's Austria facility;

     - $42.4 million for minority investment in the stocks of various technology companies in software and related industries;

     -    $75.0 million of funding for a loan to another company, and;

     -    $85.7 million for acquisitions of businesses.

     Additionally, we received proceeds of $35.9 million from the sale of certain subsidiaries.

     Cash provided by financing activities was $1.5 billion, $1.4 billion and $501.8 million in fiscal 2001, 2000, and 1999, respectively. Cash provided by financing activities in fiscal 2001 were primarily related to our completion of two public stock offerings. In June 2000, we sold a total of 11.0 million ordinary shares at a price of $35.63 per share resulting in net proceeds to us of approximately $375.9 million. In July 2000, we sold an additional 1.65 million ordinary shares at a price of $35.63 per share resulting in net proceeds of $55.7 million, which represented the overallotment option on the public stock offering completed in June 2000. Also, in February 2001, we completed a public stock offering of 27.0 million ordinary shares at a price of $37.94 per share resulting in net proceeds of $990.1 million. Additionally, cash provided by financing activities in fiscal 2001 resulted from:

     - $1.4 billion of bank borrowings and long-term debt, which primarily resulted from the issuance of approximately $645.0 million of senior subordinated notes, consisting of $500.0 million of 9.875% notes and euros 150.0 million of 9.75% notes we issued in June 2000;

     - $100.0 million of proceeds from an equity instrument issued to Motorola;

     - $78.5 million in proceeds from ordinary shares issued under our stock plans.

     Additionally, our financing activities used $1.5 billion for the repayment of bank borrowings and long-term debt and $31.8 million for the repayment of capital lease obligations. The repayments of our bank borrowings and long-term debt primarily resulted from the use of the proceeds from our issuance of the senior notes in June 2000. See Note 4, "Bank Borrowings and Long-Term Debt," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for a description of our bank credit facilities and long-term debt.

     Cash provided by financing activities in fiscal 2000 was primarily related to the completion of three public stock offerings. In February 2000, we sold a total of 17.2 million ordinary shares at a price of $29.50 per share resulting in net proceeds to us of approximately $494.2 million. In October 1999, we sold a total of 27.6 million ordinary shares at a price of $16.92 per share resulting in net proceeds to us of approximately $448.9 million. In addition, in October 1999, DII sold a total of 13.8 million shares of its common stock in a public offering at a price of $16.50 per share, resulting in net proceeds of approximately $215.7 million. Cash provided by financing activities in fiscal 2000 also included:

     - $181.5 million of net proceeds from bank borrowings, capital leases, and long-term debts;

     - $26.9 million in proceeds from ordinary shares issued under our stock plans.

     Additionally, we used cash of approximately $26.6 million for the payment of dividends to former shareholders of acquired companies prior to their acquisition by us.

     In April 2001, we entered into a definitive agreement with Ericsson with respect to our management of the operations of Ericsson's mobile telephone operations. Operations under this arrangement commenced in the first quarter of fiscal 2002. Under this agreement, we are to provide a substantial portion of Ericsson's mobile phone requirements. In connection with this relationship, we purchased certain equipment, inventory and other assets, and assumed certain accrued expenses, from Ericsson at their net book value of approximately $450.0 million. Additionally, in the first quarter of fiscal 2002, we announced our intentions to purchase the manufacturing facility and related assets from Alcatel located in Laval, France. The estimated purchase price is subject to final negotiations, due diligence and working capital levels at the time of closing, but is not expected to be a material cash requirement.

     We anticipate that our working capital requirements and capital expenditures will continue to increase in order to support the anticipated continued growth in our operations. In addition to our anticipated manufacturing facilities and related asset purchases, we also anticipate incurring significant capital expenditures and operating lease commitments in order to support our anticipated expansions of our industrial parks in Brazil, China, Hungary, Mexico and Poland as well as our regional manufacturing facilities in the Czech Republic and Ireland. We intend to continue our acquisition strategy and it is possible that future acquisitions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory, the timing of expenditures by us on new equipment, the extent to which we utilize operating leases for the new facilities and equipment, levels of shipments and changes in volumes of customer orders.

     Historically, we have funded our operations from the proceeds of public offerings of equity securities and debt offerings, cash and cash equivalents generated from operations, bank debt, sales of accounts receivable and capital equipment lease financings. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facility will be sufficient to fund our operations through at least the next twelve months. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. Such financings and other transactions may not be available on terms acceptable to us or at all. See Item 1, "Business--Risk Factors--If we do not manage effectively the expansion of our operations, our business may be harmed."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning the portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2001, the outstanding amount in the investment portfolio was $349.8 million, comprised mainly of money market funds with an average return of 5.26%.

     We also have exposure to interest rate risk with certain variable rate lines of credit. These credit lines are located throughout the world and are based on a spread over that country's inter-bank offering rate. We primarily enter into debt obligations to support general corporate purposes including capital expenditures, acquisitions and working capital needs. As of March 31, 2001, the outstanding short-term debt, including capitalized leases was $325.7 million. The following table presents principal cash flows and related interest rates by fiscal year of maturity for debt obligations. The variable interest rate for future years assumes the same rate as March 31, 2001.

                                                            EXPECTED FISCAL YEAR OF MATURITY
                                          ----------------------------------------------------------------------
DEBT                                       2002       2003      2004      2005     2006    THEREAFTER     TOTAL
----                                      -------   --------  --------   ------   ------   ----------   --------
                                                                     (IN THOUSANDS)
Sr. Subordinated Notes .................       --         --        --       --       --      779.59     779,596
  Weighted Average Interest Rate .......     9.64%       9.6%      9.6%    9.64%    9.64%        9.7%        9.7%
Fixed Rate .............................  118,170    110,126   107,773   86,899   77,077     142,609     642,654
  Weighted Average Interest Rate .......     6.66%      6.48%     6.02%    6.24%    5.48%       6.20%       6.22%
Variable Rate ..........................     5.60%      5.80%     5.80%    5.20%    5.20%       5.20%       5.20%

FOREIGN CURRENCY EXCHANGE RISK

     We transact business in various foreign countries. We manage our foreign currency exposure by borrowing in various foreign currencies and by entering into foreign exchange forward contracts only with respect to transaction exposure. We try to maintain a fully hedged position for all certain, known transaction exposures. These exposures are primarily, but not limited to, revenues, vendor payments, accrued expenses and inter-company balances in currencies other than the functional currency unit of the operating entity. We will first evaluate and, to the extent possible, use non-financial techniques, such as currency of invoice, leading and lagging payments, receivable management or local borrowing to reduce transaction exposure before taking steps to minimize remaining exposure with financial instruments. As of March 31, 2001, the total cumulative outstanding notional amounts of our forward contracts in Euro, French Franc, German Deutsche Mark, Japanese Yen, Swedish Kronor and United States Dollar was approximately $200.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Flextronics International Ltd.

     We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. (a Singapore Company) and subsidiaries as of March 31, 2000 and 2001 and the related consolidated statements of operations, comprehensive income(loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the consolidated balance sheet of The DII Group, Inc., a company acquired during fiscal 2001 in a transaction accounted for as a pooling of interests, as of January 2, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended January 2, 2000, as discussed in Note
11. Such statements are included in the consolidated financial statements of Flextronics International Ltd. and reflect total assets of 22% of the related consolidated total as of March 31, 2000, and reflect total revenues of 23% and 19% of the related consolidated totals for the years ended March 31, 1999 and 2000, respectively. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for The DII Group, Inc., is based solely upon the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audits and the report of other auditors were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) 2 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN LLP

San Jose, California
April 20, 2001

INDEPENDENT AUDITORS' REPORT


Board of Directors
The DII Group, Inc.

We have audited the consolidated balance sheet of The DII Group, Inc. and Subsidiaries (the "Company") as of January 2, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 2, 2000 (none of which are presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2000 and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP

Denver, Colorado
March 28, 2000

                         FLEXTRONICS INTERNATIONAL LTD.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                             ASSETS

                                                                                            MARCH 31,
                                                                                   ---------------------------
                                                                                       2000            2001
                                                                                   -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents ...................................................    $   747,049     $   631,588
  Accounts receivable, less allowance for doubtful accounts of $24,957 and
     $44,419 as of March 31, 2000 and 2001, respectively ......................      1,057,949       1,651,252
  Inventories, net ............................................................      1,142,594       1,787,055
  Other current assets ........................................................        275,152         386,152
                                                                                   -----------     -----------
          Total current assets ................................................      3,222,744       4,456,047
                                                                                   -----------     -----------
Property, plant and equipment, net ............................................      1,323,732       1,828,441
Goodwill and other intangibles, net ...........................................        390,351         983,384
Other assets ..................................................................        198,116         303,783
                                                                                   -----------     -----------
          Total assets ........................................................    $ 5,134,943     $ 7,571,655
                                                                                   ===========     ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank borrowings and current portion of long-term debt .......................    $   487,773     $   298,052
  Current portion of capital lease obligations ................................         24,037          27,602
  Accounts payable ............................................................      1,227,142       1,480,468
  Other current liabilities ...................................................        317,879         730,246
  Deferred revenue ............................................................          4,378           4,938
                                                                                   -----------     -----------
          Total current liabilities ...........................................      2,061,209       2,541,306
                                                                                   -----------     -----------
Long-term debt, net of current portion ........................................        593,830         879,525
Capital lease obligations, net of current portion .............................         51,437          37,788
Other liabilities .............................................................         51,839          82,675

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Ordinary shares, S$.01 par value; authorized -- 1,500,000,000 shares;
     issued and outstanding -- 411,596,229 and 481,531,339 as of March 31,
     2000 and 2001, respectively ..............................................          2,467           2,871
  Additional paid-in capital ..................................................      1,997,016       4,266,908
  Retained earnings (deficit) .................................................        373,735        (132,892)
  Accumulated other comprehensive income (loss) ...............................          8,494        (106,526)
  Deferred compensation .......................................................         (5,084)             --
                                                                                   -----------     -----------
          Total shareholders' equity ..........................................      2,376,628       4,030,361
                                                                                   -----------     -----------
          Total liabilities and shareholders' equity ..........................    $ 5,134,943     $ 7,571,655
                                                                                   ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             FLEXTRONICS INTERNATIONAL LTD.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED MARCH 31,
                                                     ------------------------------------------
                                                         1999           2000            2001
                                                     -----------     ----------    ------------
Net sales .......................................    $ 3,952,786     $6,959,122    $ 12,109,699
Cost of sales ...................................      3,512,229      6,335,242      11,127,896
Unusual charges .................................         77,286          7,519         510,495
                                                     -----------     ----------    ------------
          Gross profit ..........................        363,271        616,361         471,308
Selling, general and administrative .............        240,512        319,952         430,109
Goodwill and intangibles amortization ...........         29,156         41,326          63,541
Unusual charges .................................          2,000          3,523         462,847
Interest and other expense, net .................         52,234         69,912          67,115
                                                     -----------     ----------    ------------
          Income (loss) before income taxes .....         39,369        181,648        (552,304)
Provision for (benefit from) income taxes .......        (11,634)        23,080        (106,285)
                                                     -----------     ----------    ------------
          Net income (loss) .....................    $    51,003     $  158,568    $   (446,019)
                                                     ===========     ==========    ============
Earnings (loss) per share:
  Basic .........................................    $      0.17     $     0.44    $      (1.01)
                                                     ===========     ==========    ============
  Diluted .......................................    $      0.17     $     0.42    $      (1.01)
                                                     ===========     ==========    ============
Shares used in computing per share amounts:
  Basic .........................................        299,984        356,338         441,991
                                                     ===========     ==========    ============
  Diluted .......................................        329,352        383,119         441,991
                                                     ===========     ==========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                            YEARS ENDED MARCH 31,
                                                                      ------------------------------------
                                                                        1999          2000          2001
                                                                      --------     ---------     ---------
Net income (loss) ................................................    $ 51,003     $ 158,568     $(446,019)
Other comprehensive income (loss):
  Foreign currency translation adjustment, net of tax ............     (12,793)      (16,783)      (49,844)
  Unrealized gain (loss) on available-for-sale securities,
    net of tax ...................................................          --        59,704       (55,851)
                                                                      --------     ---------     ---------
Comprehensive income (loss) ......................................    $ 38,210     $ 201,489     $(551,714)
                                                                      ========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                             FLEXTRONICS INTERNATIONAL LTD.

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001
                                     (IN THOUSANDS)

                                                                                         ACCUMULATED
                                            ORDINARY SHARES    ADDITIONAL   RETAINED        OTHER                        TOTAL
                                           ------------------    PAID-IN    EARNINGS    COMPREHENSIVE     DEFERRED    SHAREHOLDERS'
                                            SHARES    AMOUNT     CAPITAL    (DEFICIT)    INCOME (LOSS)  COMPENSATION     EQUITY
                                           --------   -------  -----------  ---------   --------------  ------------  -------------
BALANCE AT MARCH 31, 1998.................  288,370   $ 1,753  $   467,584  $ 202,843     $ (17,600)      $(12,913)   $   641,667
  Issuance of ordinary shares for
    acquisitions..........................      511         3        4,798         --            --             --          4,801
  Issuance of common stock................    4,144        24       49,056         --            --             --         49,080
  Exercise of stock options...............    5,482        32       11,370         --            --             --         11,402
  Ordinary shares issued under Employee
    Stock Purchase Plan...................    2,957        17        7,304         --            --             --          7,321
  Tax benefit on employee stock plans.....       --        --        1,635         --            --             --          1,635
  Sale of ordinary shares in public
    offering, net of offering costs.......   21,600       126      193,874         --            --             --        194,000
  Ordinary share repurchase...............   (4,684)      (27)     (24,308)        --            --             --        (24,335)
  Conversion of convertible notes.........        2        --           15         --            --             --             15
  Dividends paid to former shareholders...       --        --           --     (9,227)           --             --         (9,227)
  Deferred stock compensation.............       --        --         (938)        --            --          1,172            234
  Amortization of deferred stock
    compensation..........................       --        --           --         --            --          2,247          2,247
  Net income..............................       --        --           --     51,003            --             --         51,003
 Foreign currency translation.............       --        --           --         --       (14,538)            --        (14,538)
                                           --------   -------  -----------  ---------     ---------       --------    -----------
BALANCE AT MARCH 31, 1999.................  318,382     1,928      710,390    244,619       (32,138)        (9,494)       915,305
  Adjustment to conform fiscal year of
    pooled entity.........................       --        --           --       (818)           --             --           (818)
  Impact of immaterial pooling of
    interests acquisitions................    1,847         6        1,607     (2,062)           --             --           (449)
  Issuance of common stock................    2,448        14        9,975         --            --             --          9,989
  Exercise of stock options...............    4,991        29       18,068         --            --             --         18,097
  Ordinary shares issued under Employee
    Stock Purchase Plan...................    2,118        13        8,822         --            --             --          8,835
  Tax benefit on employee stock plans ....       --        --        4,785         --            --             --          4,785
  Sale of ordinary shares in public
    offering, net of offering costs.......   67,018       391    1,158,382         --            --             --      1,158,773
  Conversion of convertible notes.........   14,792        86       84,988         --            --             --         85,074
  Dividends paid to former shareholders...       --        --           --    (26,572)           --             --        (26,572)
  Deferred stock compensation.............       --        --           (1)        --            --            361            360
  Amortization of deferred stock
    compensation..........................       --        --           --         --            --          4,049          4,049
  Net income..............................       --        --           --    158,568            --             --        158,568
  Change in unrealized gain (loss) on
     available for sale securities........       --        --           --         --        59,704             --         59,704
  Foreign currency translation............       --        --           --         --       (19,072)            --        (19,072)
                                           --------   -------  -----------  ---------     ---------       --------    -----------
BALANCE AT MARCH 31, 2000.................  411,596     2,467    1,997,016    373,735         8,494         (5,084)     2,376,628
  Adjustment to conform fiscal year of
    pooled entities.......................    6,882        40        4,056    (58,306)       (3,787)            --        (57,997)
  Impact of immaterial pooling of
    interests acquisitions................      728         4        2,482     (2,112)           --             --            374
  Issuance of ordinary shares for
    acquisitions..........................   10,825        63      365,422         --            --             --        365,485
  Exercise of stock options...............   11,405        66       69,504         --            --             --         69,570
  Ordinary shares issued under Employee
    Stock Purchase Plan...................      445         3        8,911         --            --             --          8,914
  Tax benefit on employee stock plans.....       --        --       11,537         --            --             --         11,537
  Sale of ordinary shares in public
    offering, net of offering costs.......   39,650       228    1,421,443         --            --             --      1,421,671
   Dividends paid to former shareholders..       --        --           --       (190)           --             --           (190)
  Amortization of deferred stock
    compensation..........................       --        --           --         --            --          5,084          5,084
  Issuance of equity instrument (Note 9)..       --        --      386,537         --            --             --        386,537
  Net loss................................       --        --           --   (446,019)           --             --       (446,019)
  Change in unrealized gain (loss) on
     available for sale securities........       --        --           --         --       (55,851)            --        (55,851)
  Foreign currency translation............       --        --           --         --       (55,382)            --        (55,382)
                                           --------   -------  -----------  ---------     ---------       --------    -----------
BALANCE AT MARCH 31, 2001.................  481,531   $ 2,871  $ 4,266,908  $(132,892)    $(106,526)      $     --    $ 4,030,361
                                           ========   =======  ===========  =========     =========       ========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             FLEXTRONICS INTERNATIONAL LTD.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)

                                                                                         YEARS ENDED MARCH 31,
                                                                                 -----------------------------------------
                                                                                   1999           2000            2001
                                                                                 ---------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...........................................................    $  51,003     $   158,568     $  (446,019)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation, amortization and impairment charges .........................      180,153         187,597         518,985
  Loss (gain) on sales of equipment .........................................         (427)          2,818          (1,382)
  Provision for doubtful accounts ...........................................        1,149          12,534           9,429
  Provision for inventories .................................................        7,624          32,345          33,634
  Equity in earnings of associated companies ................................       (2,529)         (1,591)            (79)
  In-process research and development .......................................        2,000              --              --
  Gain on sales of subsidiaries and long-term investments ...................          (67)           (365)             --
  Amortization of deferred stock compensation ...............................        2,247           4,049           5,084
  Non-cash charge from issuance of equity instrument ........................           --              --         286,537
  Minority interest expense and other non-cash unusual charges ..............       11,553          (2,414)        139,067
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable .....................................................     (180,873)       (444,306)       (581,225)
    Inventories .............................................................     (112,381)       (597,698)       (559,842)
    Other current assets ....................................................      (30,848)        (89,464)       (159,902)
    Other current liabilities, including accounts payable ...................      253,645         721,965         464,009
    Deferred revenue ........................................................          314          (2,292)          1,723
    Deferred income taxes ...................................................      (21,681)        (16,107)       (179,744)
                                                                                 ---------     -----------     -----------
         Net cash provided by (used in) operating activities ................      160,882         (34,361)       (469,725)
                                                                                 ---------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of proceeds
     from sale of equipment .................................................     (322,185)       (462,398)       (711,227)
Purchases of OEM facilities and related assets ..............................     (104,900)       (249,755)       (239,042)
Proceeds from sales of subsidiaries and investments .........................           --          35,871          46,910
Other investments and notes receivable ......................................      (15,250)       (117,391)        (54,398)
Acquisitions of businesses, net of cash acquired ............................     (130,441)        (85,743)       (158,882)
Other .......................................................................          572              --              --
                                                                                 ---------     -----------     -----------
         Net cash used in investing activities ..............................     (572,204)       (879,416)     (1,116,639)
                                                                                 ---------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings and proceeds from long-term debt ............................      497,188         342,691       1,420,594
Repayments of bank borrowings and long-term debt ............................     (178,872)       (120,231)     (1,451,114)
Repayments of capital lease obligations .....................................      (19,337)        (40,930)        (31,788)
Dividends paid to former shareholders .......................................       (9,227)        (26,572)           (190)
Proceeds from exercise of stock options and Employee Stock
  Purchase Plan .............................................................       18,723          26,932          78,484
Net proceeds from issuance of common stock ..................................       23,621           9,804              --
Net proceeds from sale of ordinary shares in public offering ................      194,000       1,158,773       1,421,671
Proceeds from issuance of equity instrument .................................           --              --         100,000
Payments to acquire treasury stock ..........................................      (24,335)             --              --
Other .......................................................................           --           1,162              --
                                                                                 ---------     -----------     -----------
         Net cash provided by financing activities ..........................      501,761       1,351,629       1,537,657
                                                                                 ---------     -----------     -----------
Effect on cash from:
   Exchange rate changes ....................................................       (5,872)         (8,150)        (34,048)
   Adjustment to conform fiscal year of pooled entities .....................           --            (818)        (32,706)
                                                                                 ---------     -----------     -----------
Net increase (decrease) in cash and cash equivalents ........................       84,567         428,884        (115,461)
Cash and cash equivalents, beginning of year ................................      233,598         318,165         747,049
                                                                                 ---------     -----------     -----------
Cash and cash equivalents, end of year ......................................    $ 318,165     $   747,049     $   631,588
                                                                                 =========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1. ORGANIZATION OF THE COMPANY

     Flextronics International Ltd. ("Flextronics" or the "Company") was incorporated in the Republic of Singapore in May 1990. Flextronics provides electronics manufacturing services to original equipment manufacturers, or OEMs, primarily in the telecommunications, networking, consumer electronics and computer industries. The Company provides a network of design, engineering and manufacturing operations in 27 countries across four continents. Flextronics provides customers with the opportunity to outsource on a global basis, a complete product where the Company takes responsibility for engineering, new product introduction and implementation, manufacturing, supply chain management and logistics management. The Company provides complete product design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key components of the supply chain through advanced information technologies.

2. SUMMARY OF ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

     All dollar amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$) or Euro.

     The accompanying consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

     In the current fiscal year, Flextronics acquired 100% of the outstanding shares of The DII Group, Inc. ("DII"), Lightning Metal Specialties and related entities ("Lightning"), Chatham Technologies, Inc. ("Chatham"), Palo Alto Products International Pte. Ltd. ("Palo Alto Products International") and JIT Holdings Ltd. ("JIT"). These acquisitions were accounted for as pooling of interests and the consolidated financial statements have been prepared to give retroactive effect to the mergers.

     DII, Lightning and Chatham operated under a different fiscal year end than Flextronics prior to the respective mergers. However, starting in fiscal 2001, DII, Lightning and Chatham changed their respective year ends to conform to the Company's March 31 year end. Accordingly, DII's and Lightning's operations for the three months ended March 31, 2000, and Chatham's operations for the six months ended March 31, 2000, have been excluded from the consolidated results of operations for fiscal 2001 and reported as an adjustment to retained earnings. Palo Alto Products International and JIT operated under the same fiscal year end as Flextronics, and as such, no alignment of fiscal year ends was required. See
Note 11, "Business Combinations," for further details on the respective pooling of interests transactions.

     A reconciliation of results of operations previously reported by the separate companies and the combined amounts presented in the financial statements are summarized below (in thousands).

                                                         YEARS ENDED MARCH 31,
                                                      ---------------------------
                                                         1999            2000
                                                      -----------     -----------
Net sales:
  Flextronics ....................................    $ 2,233,208     $ 4,307,193
  DII ............................................        925,543       1,339,943
  Lightning ......................................        124,795         269,258
  Chatham ........................................        206,736         376,997
  Palo Alto Products International ...............         95,519          95,458
  JIT ............................................        368,229         573,132
  Intercompany elimination .......................         (1,244)         (2,859)
                                                      -----------     -----------
  As restated ....................................    $ 3,952,786     $ 6,959,122
                                                      ===========     ===========
Net income (loss):
  Flextronics ....................................    $    60,883     $   120,915
  DII ............................................        (17,032)         58,382
  Lightning ......................................          5,051           3,461
  Chatham ........................................        (15,321)        (41,711)
  Palo Alto Products International ...............          4,949           2,148
  JIT ............................................         12,473          15,373
                                                      -----------     -----------
  As restated ....................................    $    51,003     $   158,568
                                                      ===========     ===========

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

     The financial position and results of operations of the Company's Danish, certain Italian, Norwegian, Polish, Swiss and UK subsidiaries are measured using their respective local currencies as the functional currency. Accordingly, for these subsidiaries all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses from the translation of these subsidiaries' financial statements are reported as a separate component of shareholders' equity. The Company's Finnish, French, German and certain Italian subsidiaries have adopted the Euro as their functional currency.

Cash, Cash Equivalents and Investments

     All highly liquid investments with a maturity of three months or less at date of purchase are carried at fair market value and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking and money market accounts, corporate debt securities and certificates of deposit.

     The Company's short-term investments comprise of public corporate equity securities and are included within Other Current Assets in the Company's consolidated balance sheets and carried at fair market value. All investments are generally held in the Company's name and custodied with major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. At March 31, 2001, all of the Company's short-term investments were classified as available-for-sale. Unrealized holding gains and losses on these investments are included as a separate component of shareholders' equity, net of any related tax effect.

     Cash equivalents and short-term investments consist of the following (in thousands):

                                                             MARCH 31, 2001
                                            --------------------------------------------------
                                                           GROSS         GROSS       ESTIMATED
                                            AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                               COST        GAINS        LOSSES         VALUE
                                            ---------    ----------   ----------     ---------
Money market funds ....................      $344,499      $   --        $ --        $344,499
Certificates of deposits ..............           272          --          --             272
Corporate debt securities .............         5,264          --          --           5,264
Corporate equity securities ...........         1,622       3,853          --           5,475
                                             --------      ------        ----        --------
                                             $351,657      $3,853        $ --        $355,510
                                             ========      ======        ====        ========
Included in cash and cash equivalents .      $350,035      $   --        $ --        $350,035
Included in other current assets ......         1,622       3,853          --           5,475
                                             --------      ------        ----        --------
                                             $351,657      $3,853        $ --        $355,510
                                             ========      ======        ====        ========

                                                          MARCH 31, 2000
                                          ----------------------------------------------
                                                         GROSS       GROSS     ESTIMATED
                                          AMORTIZED    UNREALIZED  UNREALIZED    FAIR
                                             COST        GAINS       LOSSES      VALUE
                                          ---------    ----------  ----------  ---------
Money market funds ....................    $236,342      $    --      $ --      $236,342
Certificates of deposits ..............      36,775           --        --        36,775
Corporate debt securities .............     282,781           --        --       282,781
Corporate equity securities ...........      19,660       59,704        --        79,364
                                           --------      -------      ----      --------
                                           $575,558      $59,704      $ --      $635,262
                                           ========      =======      ====      ========
Included in cash and cash equivalents .     555,898           --        --       555,898
Included in other current assets ......      19,660       59,704        --        79,364
                                           --------      -------      ----      --------
                                           $575,558      $59,704      $ --      $635,262
                                           ========      =======      ====      ========

     During fiscal year 2001, net gains realized on the sale of marketable equity securities amounted to approximately $33.4 million. There were no sales activities for the fiscal year ended March 31, 2000. The Company also has certain investments in non-publicly traded companies. These investments are included within Other Assets in the Company's consolidated balance sheet and are carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Property, plant and equipment

     Property, plant and equipment is stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (one to thirty years), with the exception of building leasehold improvements, which are amortized over the life of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property, plant and equipment was comprised of the following as of March 31 (in thousands):

                                                       2000            2001
                                                    -----------     -----------
Machinery and equipment ........................    $   927,294     $ 1,209,422
Buildings ......................................        418,332         596,070
Leasehold improvements .........................         55,834         168,764
Computer equipment and software ................         74,412         167,115
Furniture, fixtures and vehicles ...............         79,397         216,818
Other, including land ..........................        119,677          88,901
                                                    -----------     -----------
                                                      1,674,946       2,447,090
Accumulated depreciation and amortization ......       (351,214)       (618,649)
                                                    -----------     -----------
Property, plant and equipment, net .............    $ 1,323,732     $ 1,828,441
                                                    ===========     ===========

Concentration of credit risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash equivalents and investments. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for doubtful accounts based on the outcome of its credit evaluations. The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. These financial institutions are located in many different locations throughout the world.

     No customer accounted for more than 10% of net sales in fiscal 1999 and fiscal 2001. In fiscal 2000, Ericsson accounted for approximately 12% of net sales. We have increasingly focused on sales to larger companies and to customers in the telecommunications, networking, consumer electronics and computer industries. In fiscal 2001, our ten largest customers accounted for approximately 59% of our net sales.

Goodwill and other intangibles

     Any excess of cost over net assets acquired (goodwill) is amortized by the straight-line method over estimated lives generally ranging from two to fifteen years.

     Intangible assets are comprised of technical agreements, patents, trademarks, developed technologies and other acquired intangible assets including assembled work forces, favorable leases and customer lists. Technical agreements are being amortized on a straight-line basis over periods of up to five years. Patents and trademarks are being amortized on a straight-line basis over periods of up to 5 years. Purchased developed technologies are being amortized on a straight-line basis over periods of up to seven years. Intangible assets related to assembled work forces, favorable leases and customer lists are amortized on a straight-line basis over three to ten years.

     Goodwill and other intangibles were as follows as of March 31 (in thousands):

                                                      2000          2001
                                                    --------     -----------
Goodwill .......................................    $420,494     $ 1,060,712
Other intangibles ..............................      55,397          79,730
                                                    --------     -----------
                                                     475,891       1,140,442
Accumulated amortization .......................     (85,540)       (157,058)
                                                    --------     -----------
Goodwill and other intangibles, net ............    $390,351     $   983,384
                                                    ========     ===========

Long-lived assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized portion of goodwill allocated to the property and equipment, to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment, including the allocated goodwill, if any, exceeds its fair market value. The Company assesses the recoverability of enterprise level goodwill and intangible assets as well as long-lived assets by determining whether the unamortized balances can be recovered through undiscounted future results of the operation or asset. The amount of enterprise level long lived asset impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds. The Company's adjustments to the carrying value of its long-lived assets are discussed in Note 9, "Unusual Charges."

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. As of March 31, the components of inventories, net of applicable reserves, were as follows (in thousands):

                                                        2000             2001
                                                     ----------       ----------
Raw materials ................................       $  820,070       $1,346,427
Work-in-process ..............................          207,474          301,875
Finished goods ...............................          115,050          138,753
                                                     ----------       ----------
                                                     $1,142,594       $1,787,055
                                                     ==========       ==========

Other current liabilities

     Other current liabilities were comprised of the following as of March 31 (in thousands):

                                                              2000        2001
                                                            --------    --------
Income taxes payable ...................................    $ 26,108    $ 33,777
Accrued payroll ........................................     112,035     182,217
Sales taxes and other taxes payable ....................      19,600      20,797
Accrued expenses for unusual charges (see Note 9) ......         931     170,384
Other accrued liabilities ..............................     159,205     323,071
                                                            --------    --------
                                                            $317,879    $730,246
                                                            ========    ========

Revenue recognition

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the fourth quarter of fiscal 2001 and the adoption of SAB 101 did not have a material impact on the Company's consolidated financial statements.

     The Company's net sales are comprised of product sales and service revenue earned from engineering and design services. Revenue from product sales is recognized upon shipment of the goods. Service revenue is recognized either at the completion of the service or as the services are performed, depending on the nature of the arrangement.

Interest and other expense, net

     Interest and other expense, net was comprised of the following for the years ended March 31 (in thousands):

                                                             1999         2000          2001
                                                           --------     --------     ---------
Interest expense ......................................    $ 61,430     $ 84,198     $ 135,243
Interest income .......................................     (11,374)     (22,681)      (32,219)
Foreign exchange (gain) loss ..........................       3,543        2,128        (4,028)
Other (income) expense, net ...........................      (1,365)       6,267       (31,881)
                                                           --------     --------     ---------
          Total interest and other expense, net .......    $ 52,234     $ 69,912     $  67,115
                                                           ========     ========     =========

Earnings Per Share

     Basic earnings per share is computed using the weighted average number of ordinary shares outstanding during the applicable periods.

     Diluted earnings per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method.

     Earnings per share data were computed as follows for the years ended March 31 (in thousands, except per share amounts):

                                                                         1999        2000         2001
                                                                       --------    --------    ---------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss) .................................................    $ 51,003    $158,568    $(446,019)
                                                                       --------    --------    ---------
Shares used in computation:
   Weighted-average ordinary shares outstanding ...................     299,984     356,338      441,991
                                                                       ========    ========    =========
Basic earnings (loss) per share ...................................    $   0.17    $   0.44    $   (1.01)
                                                                       ========    ========    =========

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss) .................................................    $ 51,003    $158,568    $(446,019)
Plus income impact of assumed conversions:
   Interest expense (net of tax) on convertible
     subordinated notes ...........................................       3,105         400           --
   Amortization (net of tax) of debt issuance costs on
     convertible subordinated notes ...............................         260          33           --
                                                                       --------    --------    ---------
   Net income (loss) available to shareholders ....................    $ 54,368    $159,001    $(446,019)
Shares used in computation:
   Weighted-average ordinary shares outstanding ...................     299,984     356,338      441,991
   Shares applicable to exercise of dilutive options(1),(2) .......      14,174      25,021           --
   Shares applicable to deferred stock compensation ...............         432         302           --
   Shares applicable to convertible subordinated notes ............      14,762       1,458           --
                                                                       --------    --------    ---------
     Shares applicable to diluted earnings ........................     329,352     383,119      441,991
                                                                       ========    ========    =========
Diluted earnings (loss) per share .................................    $   0.17    $   0.42    $   (1.01)
                                                                       ========    ========    =========

(1) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 1,591,596 and 961,436 shares outstanding during the fiscal years ended March 31, 1999 and March 31, 2000, respectively, were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's ordinary shares during those fiscal years.

(2) The ordinary share equivalents from stock options and other equity instruments were antidilutive for the fiscal year ended March 31, 2001, and therefore not assumed to be converted for diluted earnings per share computation.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 effective April 2001 and the adoption will not have a material impact on its consolidated financial statements.

3. SUPPLEMENTAL CASH FLOW DISCLOSURES

     The following information relates to fiscal years ended March 31 (in thousands):

                                                                                1999       2000        2001
                                                                               -------    -------    --------
Cash paid for:
  Interest ................................................................    $42,513    $78,293    $ 68,363
  Income taxes ............................................................     16,846     12,927      15,312
Non-cash investing and financing activities:
  Equipment acquired under capital lease obligations ......................     50,843     50,897      10,318
  Conversion of convertible notes to common stock .........................         --     85,074          --

  Issuances of ordinary shares for purchases of OEM assets ................         --         --      26,902
  Issuances of ordinary shares for acquisitions of businesses .............      4,801         --     338,583

4. BANK BORROWINGS AND LONG-TERM DEBT

    In June 2000, the Company issued approximately $645.0 million of senior subordinated notes, consisting of $500.0 million of 9.875% notes and euros 150.0 million of 9.75% notes. Interest is payable on July 1 and January 1 of each year, commencing January 1, 2001. The notes mature on July 1, 2010. The Company may redeem the notes on or after July 1, 2005. The fair value of the 9.875% senior subordinated notes and the 9.75% euro senior subordinated notes based on broker trading prices was 96.5% and 99.0% of the face value on March 31, 2001, respectively.

    Additionally, the Company has $150.0 million in unsecured senior subordinated notes due in 2007 outstanding with an annual interest rate of 8.75%. Interest is payable on April 15 and October 15 of each year. The notes mature on October 15, 2007. The fair value of the unsecured senior subordinated notes based on broker trading prices was 93.5% of the face value on March 31, 2001.

    The indentures relating to the notes contain certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries,
(iii) engage in asset sales, and (iv) make distributions or pay dividends. The covenants are subject to a number of significant exceptions and limitations.

    In April 2000, the Company replaced its existing credit facilities, with a $500.0 million Revolving Credit Facility ("Credit Facility") with a syndicate of domestic and foreign banks. The Credit Facility consisted of two separate credit agreements, one providing for up to $150.0 million principal amount of revolving credit loans to the Company and designated subsidiaries ("Tranche A") and one providing for up to $350.0 million principal amount of revolving credit loans to the Company's principal United States subsidiaries ("Tranche B"). Both Tranche A and Tranche B are split equally between a 364 day and a three year facility. Borrowings under the Credit Facility bear interest, at the Company's option, at either: (i) the base rate (as defined in the Credit Facility); or (ii) the LIBOR rate (as defined in the Credit Facility) plus the applicable margin for LIBOR loans ranging between 0.625% and 1.75%, based on certain financial ratios of the Company. The Company is required to pay a quarterly commitment fee ranging from 0.15% to 0.375% per annum, based on certain financial ratios of the Company, of the unutilized portion of the Credit Facility. The Credit Facility was amended on April 3, 2001 to provide for an additional 364 day facility with similar terms and conditions.

    The Credit Facility is unsecured, and contains certain restrictions on the Company's ability to (i) incur certain debt, (ii) make certain investments and
(iii) make certain acquisitions of other entities. The Credit Facility also requires that the Company maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation, and amortization) and a minimum ratio of fixed charge coverage, as defined, during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2001, there were no borrowings outstanding under the Credit Facility and the Company was in compliance with its covenants

    Certain subsidiaries of the Company have various lines of credit available with annual interest rates generally ranging from 3.1% to 7.8%. These lines of credit expire on various dates through 2002. The Company also has term loans with annual interest rates generally below 8.0% with terms of up to 15 years. These lines of credit and term loans are primarily secured by assignment of account receivables and assets.

    The Company has financed the purchase of certain facilities with mortgages. The mortgages generally have terms of up to 10 years and annual interest rates ranging from 5.0% to 9.0% and are secured by the underlying properties with a net book value of approximately $63.4 million at March 31, 2001.

    Bank borrowings and long-term debt was comprised of the following at March 31 (in thousands):

                                                      2000             2001
                                                   -----------      -----------
Senior subordinated notes ....................     $   300,000      $   779,596
Credit facilities ............................         433,849               --
Outstanding under lines of credit ............         116,624          219,579

Mortgages ....................................          23,550           43,340
Term loans and other debt ....................         207,580          135,062
                                                   -----------      -----------
                                                     1,081,603        1,177,577
          Current portion ....................        (487,773)        (298,052)
                                                   -----------      -----------
          Non-current portion ................     $   593,830      $   879,525
                                                   ===========      ===========

     Maturities for the bank borrowings and other long-term debt are as follows for the years ended March 31 (in thousands):

          2002............................................    $  298,052
          2003............................................        39,976
          2004............................................        14,141
          2005............................................         9,738
          2006............................................        11,872
          Thereafter......................................       803,798
                                                              -----------
                                                              $1,177,577
                                                              ==========

5. FINANCIAL INSTRUMENTS

     The value of the Company's cash and cash equivalents, investments, accounts receivable and accounts payable carrying amount approximates fair value. The fair value of the Company's long-term debt (see Note 4, "Bank Borrowings and Long-Term Debt") is determined based on current broker trading prices. The Company's cash equivalents are comprised of cash deposited in money market accounts, corporate debt securities and certificates of deposit (see Note 2, "Summary of Accounting Policies"). The Company's investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.

     The Company enters into forward exchange contracts to hedge underlying transactional currency exposures and does not engage in foreign currency speculation. The credit risk of these forward contracts is minimal since the contracts are with large financial institutions. The Company hedges committed exposures and these forward contracts generally do not subject the Company to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the asset, liabilities and transactions hedged. The Company's off-balance sheet financial instruments consist of $61.1 million and $200.4 million of aggregate foreign currency forward contracts outstanding at the end of fiscal year 2000 and 2001, respectively. These foreign exchange contracts expire in less than three months and will settle in Euro, French Franc, German Deutsche Mark, Japanese Yen, Swedish Kronor and United States dollar.

6. COMMITMENTS AND CONTINGENCIES

     As of March 31, 2000 and 2001, the Company has financed a total of $77.6 million and $142.8 million, respectively in machinery and equipment purchases with capital leases. Accumulated amortization for property and equipment under capital leases totaled $26.8 million and $61.2 million at March 31, 2000 and 2001, respectively. These capital leases have interest rates ranging from 1.8% to 14.6%. The Company also leases certain of its facilities under non-cancelable operating leases. The capital and operating leases expire in various years through 2007 and require the following minimum lease payments for the years ended March 31 (in thousands):

                                                                     CAPITAL    OPERATING
                                                                     --------   ---------
        2002......................................................   $ 31,354   $117,171
        2003......................................................     20,859    101,714
        2004......................................................     14,069     70,801
        2005......................................................      3,177     35,463
        2006......................................................      1,359     16,456
        Thereafter................................................        400     16,848
                                                                     --------   --------
        Minimum lease payments....................................     71,218   $358,453
                                                                                ========
        Amount representing interest..............................     (5,828)
                                                                     --------
        Present value of minimum lease payments...................     65,390
        Current portion...........................................    (27,602)
                                                                     --------
        Capital lease obligations, net of current portion.........   $ 37,788
                                                                     ========

    Total rent expense was $28.7 million, $50.7 million and $78.7 million for the years ended March 31, 1999, 2000 and 2001, respectively.

    We are party to various legal proceedings that arise in the normal course of business. In the opinion of management, the ultimate disposition of these proceedings will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

7. INCOME TAXES

    The domestic and foreign components of income (loss) before income taxes were comprised of the following for the years ended March 31 (in thousands):

                                         1999        2000         2001
                                        -------    --------    ---------
       Singapore ...................    $ 4,912    $ 32,377    $(269,771)
       Foreign .....................     34,457     149,271     (282,533)
                                        -------    --------    ---------
       Total .......................    $39,369    $181,648    $(552,304)
                                        =======    ========    =========

    The provision for (benefit from) income taxes consisted of the following for the years ended March 31 (in thousands):

                                       1999          2000          2001
                                     --------     ---------     ---------
      Current:
        Singapore ...............    $  2,828     $     839     $   6,607
        Foreign .................       7,755        35,406        27,170
                                     --------     ---------     ---------
                                       10,583        36,245        33,777
                                     --------     ---------     ---------
      Deferred:
        Singapore ...............         363         2,870        (2,206)
        Foreign .................     (22,580)      (16,035)     (137,856)
                                     --------     ---------     ---------
                                      (22,217)      (13,165)     (140,062)
                                     --------     ---------     ---------
                                     $(11,634)    $  23,080     $(106,285)
                                     ========     =========     =========

    The Singapore statutory income tax rate was approximately 26.0% for each of the years in the two year period ended March 31, 2000, and 24.5% for the one year period ended March 31, 2001. The reconciliation of the income tax expense (benefit) expected based on Singapore statutory income tax rates to the provision for (benefit from) income taxes included in the consolidated statements of operations for the years ended March 31 is as follows (in thousands):

                                                                 1999         2000          2001
                                                               --------     --------     ---------
Income taxes based on Singapore statutory rates ...........    $ 10,236     $ 47,133     $(135,315)
Effect of tax rate differential ...........................     (19,220)     (41,984)     (138,105)
Tax exempt income .........................................        (549)        (866)       (8,790)
Amortization of goodwill and other intangibles ............       3,350        4,334        15,568
Motorola unusual charge ...................................          --           --        70,201
Merger expenses ...........................................          --           --        16,059
Facility closure costs ....................................          --           --        46,094
Change in valuation allowance .............................      (2,827)      15,993        26,848
Tax credits and carryforwards .............................      (1,166)      (4,800)           --
Other .....................................................      (1,458)       3,270         1,155
                                                               --------     --------     ---------
          Provision for (benefit from) income taxes .......    $(11,634)    $ 23,080     $(106,285)
                                                               ========     ========     =========

    The components of deferred income taxes are as follows as of March 31 (in thousands):

                                                                          2000          2001
                                                                       ---------     ---------
Deferred tax liabilities:
  Unremitted earnings of foreign subsidiaries .....................    $  (2,766)    $      --
  Intangible assets ...............................................      (10,604)       (6,665)
  Fixed assets ....................................................      (34,922)           --
  Others ..........................................................       (5,398)         (803)
                                                                       ---------     ---------
          Total deferred tax liabilities ..........................    $ (53,690)    $  (7,468)
                                                                       ---------     ---------

Deferred tax assets:

  Fixed assets ....................................................    $      --     $  15,855
  Deferred compensation ...........................................        6,057        43,147
  Compensated absences ............................................        1,164         3,210
  Provision for inventory obsolescence ............................       10,867        35,760
  Provision for doubtful accounts .................................        5,625         8,782
  Net operating loss carryforwards ................................       67,689       133,860
  Federal and state credits .......................................       11,857        11,414
  Uniform capitalization of inventory .............................        4,493         2,523
  Unusual charges .................................................           --            --
  Others ..........................................................       13,069        37,982
                                                                       ---------     ---------
          Total deferred tax assets ...............................      120,821       292,533
  Valuation allowances ............................................      (50,342)     (102,792)
                                                                       ---------     ---------
          Total deferred tax assets ...............................    $  70,479     $ 189,741
                                                                       ---------     ---------
   Net deferred tax asset .........................................    $  16,789     $ 182,273
                                                                       =========     =========
The net deferred tax asset is classified as follows:
  Current asset (classified as Other Current Assets) ..............    $  18,338     $  42,595
  Long-term asset (classified as Other Assets/Liabilities) ........       (1,549)      139,678
                                                                       ---------     ---------
                                                                       $  16,789     $ 182,273
                                                                       =========     =========

    A deferred tax asset arises from available tax loss carryforwards and non-deductible accruals. The Company has total tax loss carryforwards of approximately $400.0 million, a portion of which begin expiring in tax year 2010. The utilization of these tax loss deductions is limited to the future operations of the Company in the tax jurisdictions in which such loss deductions arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize the deferred tax asset benefit. The valuation allowance provides a reserve against deferred tax assets that may expire or go unutilized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management's estimates.

    The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are not intended by management to be repatriated in the foreseeable future. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

8. SHAREHOLDERS' EQUITY

Secondary offerings

    During fiscal 1999, the Company completed an offering of its ordinary shares. A total of 21,600,000 ordinary shares were sold, resulting in net proceeds to the Company of $194.0 million.

    During fiscal 2000, the Company completed three secondary offerings of its ordinary shares. A total of 67,018,000 ordinary shares were sold, resulting in net proceeds to the Company of approximately $1.2 billion.

    During fiscal 2001, the Company completed two equity offerings of its ordinary shares. A total of 39,650,000 ordinary shares were sold, resulting in net proceeds to the Company of approximately $1.4 billion.

Stock splits

    In fiscal 1999, the Company effected a 2:1 stock split. A distribution of 47,068,458 ordinary shares occurred on January 11, 1999. In fiscal 2000, the Company effected a second 2:1 stock split. A distribution of 57,497,204 ordinary shares occurred on December 22, 1999. In fiscal 2001, the Company effected another 2:1 stock split. A distribution of 209,001,331 ordinary shares occurred on October 16, 2000. Each of the stock splits was effected as a bonus issue (the Singapore equivalent of a stock dividend). The Company has accounted for these transactions as a stock split and all share and per share amounts have been retroactively restated to reflect all stock splits.

Strategic Alliance

     On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. This alliance provides incentives for Motorola to purchase over $32.0 billion of products and services from us through December 31, 2005. The relationship is not exclusive and does not require that Motorola purchase any specific volumes of products or services from the Company. The Company's ability to achieve any of the anticipated benefits of this relationship is subject to a number of risks, including its ability to provide services on a competitive basis and to expand manufacturing resources, as well as demand for Motorola's products. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitles it to acquire 22,000,000 Flextronics ordinary shares at any time through December 31, 2005 upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. During the term of the strategic alliance, if Motorola meets targeted purchase levels, no additional payments may be required by Motorola to acquire 22,000,000 Flextronics ordinary shares. However, there may be additional non-cash charges of up to $300.0 million over the term of the strategic alliance. (See Note 14, "Subsequent Events" for additional information on this equity instrument.)

Stock-based compensation

     The Company's 1993 Share Option Plan (the "Plan") provides for the grant of up to 50,800,000 incentive stock options and non-statutory stock options to employees and other qualified individuals to purchase ordinary shares of the Company. As of March 31, 2001, the Company had 5,741,227 ordinary shares available for future option grants under the Plan at an exercise price of not less than 85% of the fair value of the underlying stock on the date of grant. Options issued under the Plan generally vest over 4 years. Pursuant to an amendment to the provisions relating to the term of options provided under the Plan, options granted subsequent to October 1, 2000 expire 10 years from the date of grant, rather than the five-year term previously provided.

     The Company's 1997, 1998 and 1999 Interim Option Plans provide for grants of up to 2,000,000, 3,144,000, and 5,200,000 stock options, respectively. These plans provide grants of non-statutory stock options to employees and other qualified individuals to purchase ordinary shares of the Company. Options under these plans cannot be granted to executive officers and directors. As of March 31, 2001, the 1997, 1998 and 1999 Interim Option Plans had 490,594, 173,803 and
1,928,352 ordinary shares available for future option grants, respectively. All Interim Option Plans have an exercise price of not less than 85% of fair market value of the underlying stock on the date of grant. Options issued under these plans generally vest over 4 years and expire 5 years from the date of grant.

     The Company has assumed certain option plans and the underlying options of companies which the Company has merged with or acquired (the "Assumed Plans"). Options under the Assumed Plans have been converted into the Company's options and adjusted to effect the appropriate conversion ratio as specified by the applicable acquisition or merger agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Options under the Assumed Plans generally vest over 4 years and expire 10 years from the date of grant.

     The following table presents the activity for options outstanding under all of the stock option plans as of March 31 ("Price" reflects the weighted average exercise price):

                                                        1999                   2000                   2001
                                                --------------------   --------------------  --------------------
                                                  OPTIONS      PRICE     OPTIONS      PRICE    OPTIONS      PRICE
                                                -----------   ------   -----------   ------  -----------   ------
Outstanding, beginning of year ...........       28,281,584   $ 3.07    39,283,808   $ 4.25   44,853,772   $ 7.46
Granted ..................................       19,223,312     5.28    11,668,916    13.49   14,655,646    23.23
Exercised ................................       (5,481,928)    2.15    (4,990,596)    3.57  (11,404,613)    5.54
Forfeited ................................       (2,739,160)    4.11    (1,108,356)    6.30     (869,374)   23.98
                                                 ----------             ----------           -----------
Outstanding, end of year .................       39,283,808   $ 4.25    44,853,772   $ 7.46   47,235,431   $13.35
                                                 ==========             ==========           ===========
Exercisable, end of year .................       11,314,768             13,583,702            21,065,008
                                                 ==========             ==========           ===========
Weighted average fair value per option
  granted ................................      $      3.30            $      7.44           $     12.60
                                                 ==========             ==========           ===========

     The following table presents the composition of options outstanding and exercisable as of March 31, 2001 ("Price" and "Life" reflect the weighted average exercise price and weighted average contractual life unless otherwise noted):

        RANGE OF                       OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                     ----------------------       ---------------------------
     EXERCISE PRICES                    AMOUNT       PRICE        LIFE     AMOUNT       PRICE
     ---------------                 ----------      ------       ----   ----------     ------
     $ 0.39--$ 4.05                   9,686,954      $ 3.16       3.66    8,643,873     $ 3.08
       4.12--  6.00                  10,670,262        5.42       2.58    6,651,767       5.38
       6.23-- 16.00                  10,379,352       11.92       4.86    4,837,944      10.73
      16.13-- 25.00                  12,824,248       23.22       7.53      644,517      21.49
      25.03-- 44.12                   3,674,615       32.82       4.42      286,907      29.25
                                     ----------                          ----------
  Total, March 31, 2001              47,235,431      $13.35       4.79   21,065,008     $ 6.48
                                     ==========                          ==========

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") provides for issuance of up to 2,400,000 ordinary shares. The Purchase Plan was approved by the shareholders in October 1997. Under the Purchase Plan, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period up to 10% of each participant's compensation. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. As of March 31, 2001, there are 1,444,133 ordinary shares available for sale under this plan. The ordinary shares sold under this plan in fiscal 1999, 2000 and 2001, amounted to 282,088, 278,808 and 445,476, respectively. The weighted-average fair value of ordinary shares sold under this plan in fiscal 1999, 2000 and 2001 was $4.03, $8.69 and $20.00 per share, respectively.

     In connection with the acquisition of DII, the Company assumed DII's Employee Stock Purchase Plan ("DII's Purchase Plan"). The ordinary shares sold under this plan in fiscal 1999 and 2000 amounted to 1,790,111 and 1,838,932, respectively. The weighted average fair value of ordinary shares sold under the DII Purchase Plan in fiscal 1999 and 2000 was $5.32 and $7.60 per share, respectively. In addition, the Company also assumed DII's Non-Employee Directors' Stock Compensation Plan. The ordinary shares sold under this plan in fiscal 1999 and 2000 amounted to 28,526 and 17,871, respectively. The weighted average fair value of ordinary shares sold under this plan in fiscal 1999 and 2000 was $6.07 and $10.41 per share, respectively. The Company discontinued issuing ordinary shares under both plans in fiscal 2001.

     The Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock option plans and employee stock purchase plans and has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation." Because the exercise price of the Company's stock options has equaled the fair value of the underlying stock on the date of grant, no compensation expense has been recognized under APB Opinion No. 25. Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair values of these options, the Company's fiscal 1999, 2000 and 2001 net income
(loss) and earnings (loss) per share would have been adjusted to the proforma amounts indicated below:

                                                         YEARS ENDED MARCH 31,
                                                   ---------------------------------
                                                     1999        2000         2001
                                                   --------    --------    ---------
Net income (loss):
  As reported .................................    $ 51,003    $158,568    $(446,019)
  Proforma ....................................      35,943     133,319     (596,494)
Basic earnings (loss) per share:
  As reported .................................    $   0.17    $   0.44    $   (1.01)
  Proforma ....................................        0.12        0.37        (1.35)
Diluted earnings (loss) per share:
  As reported .................................    $   0.17    $   0.42    $   (1.01)
  Proforma ....................................        0.12        0.35        (1.35)

    In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal 1999, 2000 and 2001 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

                                                 YEARS ENDED MARCH 31,
                                            --------------------------------
                                            1999          2000          2001
                                            ----          ----          ----
Volatility ..............................     58%           58%           62%
Risk-free interest rate range ...........    5.2%          6.2%          6.3%
Dividend yield ..........................      0%            0%            0%
Expected lives ..........................    3.5 yrs       3.5 yrs       3.6 yrs

    Because SFAS No. 123 is applicable only to awards granted subsequent to December 30, 1994, and due to the subjective nature of the assumptions used in the Black-Scholes model, the pro-forma net income (loss) and earnings (loss) per share disclosures may not reflect the associated fair value of the outstanding options.

Deferred Stock Compensation

    Under the DII 1994 Stock Incentive Plan, certain key executives of DII were awarded 1,468,320 shares in fiscal 1999. Shares vest over a period of time, which in no event exceeds eight years. The shares vested at an accelerated rate upon the achievement of certain annual earnings per share targets established by DII's Compensation Committee. Non-vested shares for individual participants who are no longer employed by the Company on the plan termination date are forfeited. Participants receive all unissued shares upon death or disability, or in the event of a change of control of the Company. The shares are not reported as outstanding until vested. The Company issued 884,972 vested shares in fiscal 1999.

    Deferred stock compensation equivalent to the market value at the date the shares were awarded is charged to shareholders' equity and is amortized to expense based upon the estimated number of shares expected to be issued in any particular year. Deferred compensation expense amounting to $2.2 million, $4.0 million and $5.1 million, was amortized to expense during fiscal 1999, 2000 and 2001, respectively. The weighted-average fair value of performance shares awarded in fiscal 1999 and 2000, was $6.20 and $6.23 per share, respectively.

9. UNUSUAL CHARGES

FISCAL 2001

    The Company recognized unusual pre-tax charges of approximately $973.3 million during fiscal year 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola combined with approximately $206.6 million of expenses resulting from the DII and Palo Alto Products International mergers and related facility closures. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the Chatham and Lightning mergers and related facility closures. In the third quarter, the Company recognized unusual pre-tax charges of approximately $46.3 million, primarily related to the JIT merger and related facility closures. During the fourth quarter, the Company recognized unusual pre-tax charges, amounting to $385.6 million related to closures of several manufacturing facilities.

    On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. See Note 8, "Shareholders' Equity," for further information concerning the strategic alliance. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitles it to acquire 22.0 million Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001.

    In connection with the aforementioned mergers and facility closures, the Company recorded aggregate unusual charges of $686.8 million, which included approximately $584.4 million of facility closure costs and approximately $102.4 million of direct transaction costs. As discussed below, $510.5 million of the charges relating to facility closures have been classified as a component of Cost of Sales during the fiscal year ended March 31, 2001. The components of the unusual charges recorded are as follows (in thousands):

                                           FIRST      SECOND     THIRD     FOURTH
                                          QUARTER     QUARTER   QUARTER    QUARTER     TOTAL     NATURE OF
                                          CHARGES     CHARGES   CHARGES    CHARGES    CHARGES     CHARGES
                                          --------    -------  --------   ---------  ---------  -------------
Facility closure costs:
  Severance............................   $ 62,487    $ 5,677   $ 3,606   $  60,703  $ 132,473  cash
  Long-lived asset impairment..........     46,646     14,373    16,469     155,046    232,534  non-cash
  Exit costs...........................     24,201      5,650    19,703     169,818    219,372  cash/non-cash
                                          --------    -------  --------   ---------  ---------
      Total facility closure costs.....    133,334     25,700    39,778     385,567    584,379
Direct transaction costs:
  Professional fees....................     50,851      7,247     6,250          --     64,348  cash
  Other costs..........................     22,382     15,448       248          --     38,078  cash/non-cash
                                          --------    -------  --------   ---------  ---------
      Total direct transaction costs...     73,233     22,695     6,498          --    102,426
                                          --------    -------  --------   ---------  ---------
Total Unusual Charges..................    206,567     48,395    46,276     385,567    686,805
                                          --------    -------  --------   ---------  ---------
Income tax benefit.....................    (30,000)    (6,000)   (6,500)   (110,000)  (152,500)
                                          --------    -------  --------   ---------  ---------
Net Unusual Charges....................   $176,567    $42,395  $ 39,776   $ 275,567  $ 534,305
                                          ========    =======  ========   =========  =========

    In connection with the facility closures, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure and the identification of manufacturing and administrative facilities for consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The following table summarizes the components of the facility closure costs and related activities in fiscal 2001:

                                                           LONG-LIVED
                                                              ASSET            EXIT
                                            SEVERANCE      IMPAIRMENT          COSTS            TOTAL
                                            ---------      -----------       ---------        ---------
Balance at March 31, 2000 ...........       $     --        $      --        $      --        $      --
Activities during the year:
  First quarter provision ...........         62,487           46,646           24,201          133,334
  Cash charges ......................        (35,800)              --           (1,627)         (37,427)
  Non-cash charges ..................             --          (46,646)          (7,441)         (54,087)
                                            --------        ---------        ---------        ---------
Balance at June 30, 2000 ............         26,687               --           15,133           41,820
Activities during the year:
  Second quarter provision ..........          5,677           14,373            5,650           25,700
  Cash charges ......................         (4,002)              --           (4,231)          (8,233)
  Non-cash charges ..................             --          (14,373)          (8,074)         (22,447)
                                            --------        ---------        ---------        ---------
Balance at September 30, 2000 .......         28,362               --            8,478           36,840
Activities during the year:
  Third quarter provision ...........          3,606           16,469           19,703           39,778
  Cash charges ......................         (7,332)              --           (2,572)          (9,904)
  Non-cash charges ..................             --          (16,469)         (14,070)         (30,539)
                                            --------        ---------        ---------        ---------
Balance at December 31, 2000 ........         24,636               --           11,539           36,175
Activities during the year:

  Fourth quarter provision ..........         60,703          155,046          169,818          385,567
  Cash charges ......................        (13,605)              --          (14,686)         (28,291)
  Non-cash charges ..................             --         (155,046)         (71,328)        (226,374)
                                            --------        ---------        ---------        ---------
Balance at March 31, 2001 ...........       $ 71,734        $      --        $  95,343        $ 167,077
                                            ========        =========        =========        =========

     Of the total pre-tax facility closure costs, $132.5 million relates to employee termination costs, of which $67.8 million has been classified as a component of Cost of Sales. As a result of the various exit plans, the Company identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of March 31, 2001, 4,457 employees have been terminated, and another 6,812 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. During fiscal 2001, the Company paid employee termination costs of approximately $60.7 million. The remaining $71.7 million of employee termination costs is classified as accrued liabilities as of March 31, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

     The unusual pre-tax charges include $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales. Included in the long-lived asset impairment are charges of $229.1 million, which relate to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their net realizable value based on their estimated sales price. Certain facilities will remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. The impaired long-lived assets consisted primarily of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also includes the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

     The unusual pre-tax charges also include approximately $219.4 million for other exit costs. Approximately $210.2 million of this amount has been classified as a component of Cost of Sales. The other exit costs recorded, primarily related to items such as building and equipment lease termination costs, warranty costs, current asset impairments and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the various exit plans. The Company paid approximately $23.1 million of other exit costs during fiscal 2001. Additionally, approximately $101.0 million of other exit costs were non-cash charges utilized during fiscal 2001. The remaining $95.3 million is classified in accrued liabilities as of March 31, 2001 and is expected to be substantially paid out within one year from the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     The direct transaction costs include approximately $64.3 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the merger transactions. Other direct transaction costs which totaled approximately $38.1 million were mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation and benefit-related expenses. The Company paid approximately $70.9 million of the direct transaction costs during fiscal 2001. Additionally, approximately $28.2 million of the direct transaction costs were non-cash charges utilized during fiscal 2001. The remaining $3.3 million is classified in accrued liabilities as of March 31, 2001 and is expected to be substantially paid out in the first quarter of fiscal 2002.

FISCAL 2000

     In fiscal 2000, the Company recognized unusual pre-tax charges of $7.5 million related to the operations of Chatham, which included severance and related charges of approximately $4.4 million and other facility exit costs of approximately $3.1 million.

     Additionally, unusual pre-tax charges of $3.5 million were recorded in fiscal 2000, related to the Kyrel EMS Oyj merger. The unusual charges consisted of a transfer tax of $1.7 million, approximately $0.4 million of investment banking fees and approximately $1.4 million of legal and accounting fees.

FISCAL 1999

     During fiscal 1999, the Company recognized unusual pre-tax charges of $79.3 million, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor, Inc. ("Orbit").

     The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventories, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The Fab was ultimately sold in January 2000.

     The components of the unusual charges recorded in fiscal 1999 are as follows:

                                                  FIRST       FOURTH
                                                 QUARTER      QUARTER       TOTAL     NATURE OF
                                                 CHARGES      CHARGES      CHARGES     CHARGES
                                                 --------    --------     --------    ---------
   Severance ..................................  $    498    $  2,371     $  2,869    cash
   Long-lived asset impairment ................    38,257      16,538       54,795    non-cash
   Losses on sales contracts ..................     2,658       3,100        5,758    non-cash
   Incremental uncollectible accounts
     receivable ...............................       900          --          900    non-cash
   Incremental sales return and
     allowances ...............................     1,500         500        2,000    non-cash
   Inventory write-downs ......................     5,500         250        5,750    non-cash
   Acquired in-process research and
     development ..............................        --       2,000        2,000    non-cash
   Other exit costs ...........................     1,845       3,369        5,214    cash/non-cash
                                                 --------    --------     --------
   Total Unusual Pre-Tax Charges ..............  $ 51,158    $ 28,128     $ 79,286
                                                 ========    ========     ========

     Of the total unusual pre-tax charges, approximately $2.9 million relates to employee termination costs. As a result of the closure of the fabrication facility, 460 employees were terminated. The terminations were completed and related severance costs were fully paid out by the first quarter of fiscal 2000.

     The unusual pre-tax charges include approximately $54.8 million for the write-down of long-lived assets to fair value. Included in the long-lived asset impairment are charges of $50.7 million related to the Fab which was written down to its net realizable value based on its sales price. The impaired long-lived assets consisted primarily of machinery and equipment of $43.4 million and building and improvements of $7.3 million. The long-lived asset impairment also includes the write-off of the remaining goodwill of $0.6 million. The remaining $3.5 million of asset impairment relates to the write-down to net realizable value of a facility, the Company exited during fiscal 1999.

     The Company entered into certain non-cancelable sales contracts to provide semiconductors to customers at fixed prices. Because the Company was obligated to fulfill the terms of the agreements at selling prices which were not sufficient to cover the cost to produce or acquire such products, a liability for losses on sales contracts was recorded for the estimated future amount of such losses. The unusual pre-tax charges include approximately $8.7 million for losses on sales contracts, incremental amounts of uncollectible accounts receivable, and estimated incremental costs for sales returns and allowances, all of which were fully utilized by the end of fiscal 2000.

     The unusual pre-tax charges also include approximately $10.9 million for losses on inventory write-downs and other exit costs. The Company has written off and disposed of approximately $5.8 million of inventory. The remaining $5.1 million relates primarily to incremental costs and contractual obligations for items such as lease termination costs, litigation, environmental clean-up costs, and other exit costs incurred directly as a result of the exit plan, all of which were paid out or non-cash charges utilized by the end of fiscal 2000.

     Additionally, based on an independent valuation of certain of the assets of Advanced Component Labs ("ACL") and other factors, the Company determined that the purchase price of ACL included in-process research and development costs totaling $2.0 million which had not reached technological feasibility and had no probable alternative future use. Accordingly, the Company wrote-off $2.0 million of in-process research and development in fiscal 1999.

10. RELATED PARTY TRANSACTIONS

     The Company has loaned approximately $22.9 million to various executive officers of the Company. Each loan is evidenced by a promissory note in favor of the Company. Certain notes are non-interest bearing and others have interest rates ranging from 4.19% to 7.25%. The remaining outstanding balance of the loans, including accrued interest, as of March 31, 2001 was approximately $10.4 million.

11. BUSINESS COMBINATIONS

FISCAL 2001

     Pooling of Interests Mergers

     In fiscal 2001, Flextronics acquired 100% of the outstanding shares of DII, Lightning, Chatham, Palo Alto Products International and JIT. These acquisitions were accounted for as pooling of interests and the consolidated financial statements have been prepared to give retroactive effect to the mergers.

     DII is a leading provider of electronics manufacturing and design services. As a result of the merger, in April 2000, the Company issued approximately 125.5 million ordinary shares for all of the outstanding shares of DII common stock, based upon the exchange ratio of 3.22 Flextronics ordinary shares for each share of DII common stock.

     Lightning is a provider of fully integrated electronic packaging systems. As a result of the merger, in August 2000, the Company issued approximately 2.6 million ordinary shares for all of the outstanding shares of Lightning common stock and interests.

     Chatham is a leading provider of integrated electronic packaging systems to the communications industry. As a result of the merger, in August 2000, the Company issued approximately 15.2 million ordinary shares for all of the outstanding Chatham capital stock and interests.

     DII and Lightning operated under a calendar year end prior to merging with Flextronics and, accordingly, their respective balance sheets, statements of operations, shareholders' equity and cash flows as of December 31, 1999 and for each of the two years ended December 31, 1999 have been combined with the Company's consolidated financial statements as of March 31, 2000 and for each of the two fiscal years ended March 31, 2000. Chatham operated under a fiscal year which ended on the Saturday closest to September 30 prior to merging with Flextronics and, accordingly, Chatham's balance sheets, statements of operations, shareholders' equity and cash flows as of September 24, 1999 and for each of the two years ended September 24, 1999 have been combined with the Company's consolidated financial statements as of March 31, 2000 and for each of the two fiscal years ended March 31, 2000.

     Starting in fiscal 2001, DII, Lightning and Chatham changed their respective year ends to conform to the Company's March 31 year end. Accordingly, DII's and Lightning's operations for the three months ended March 31, 2000, and Chatham's operations for the six months ended March 31, 2000, have been excluded from the consolidated results of operations for fiscal 2001 and reported as an adjustment to retained earnings. Total net sales related to the omitted periods amounted to approximately $898.3 million.

     Palo Alto Products International is an enclosure design and plastic molding company. The Company merged with Palo Alto Products International in April 2000 by exchanging approximately 7.2 million ordinary shares of Flextronics for all of the outstanding shares of Palo Alto Products International common stock.

     JIT is a global provider of electronics manufacturing and design services. The Company merged with JIT in November 2000, by exchanging approximately 17.3 million ordinary shares of Flextronics for all of the outstanding shares of JIT common stock.

     Palo Alto Products International and JIT operated under the same fiscal year end as Flextronics, and accordingly, their respective balance sheets, statements of operations, shareholders' equity and cash flows have been combined with the Company's consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000.

     The Company also completed several other immaterial pooling of interests transactions. In connection with these mergers, the Company issued approximately
0.7 million ordinary shares. The historical operations of these entities were not material to the Company's consolidated operations on either an individual or an aggregate basis; therefore, prior period statements have not been restated for these acquisitions.

Business Acquisitions

     In fiscal 2001, the Company completed several immaterial business acquisitions. These transactions have been accounted for under the purchase method of accounting and accordingly, the results of the acquired businesses were included in the Company's consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of the acquired operations were not material to the Company's consolidated financial statements. In connection with these business acquisitions, the Company paid total cash consideration of approximately $146.4 million, net of cash acquired, and issued approximately 9.8 million ordinary shares, which equated to approximately $338.6 million of purchase price.

     The aggregate purchase price paid for these business acquisitions was allocated to the net assets acquired based on their estimated fair values at the dates of the acquisitions. The purchase price for certain acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 2003. The contingent consideration has not been recorded as purchase price, pending the outcome of the contingency. The fair value of the net liabilities acquired, amounted to approximately $117.3 million, including estimated acquisition costs. The costs of acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. Goodwill and intangibles resulting from these acquisitions amounted to approximately $602.3 million. The respective goodwill associated with these acquisitions is amortized over various years, none of which exceed ten years. Also, the Company increased goodwill in the amount of approximately $12.5 million for contingent purchase price adjustments for historical acquisitions during the current fiscal year.

FISCAL 2000

Pooling of Interests Merger

     In fiscal 2000, the Company acquired 100% of the outstanding shares of Kyrel Ems Oyj ("Kyrel") and PCB Assembly, Inc. ("PCB"). These acquisitions were accounted for as pooling of interests and the consolidated financial statements have been prepared to give retroactive effect to the mergers.

     Kyrel is an electronics manufacturing services provider with operations in Finland and France. As a result of the merger, the Company issued approximately
7.3 million ordinary shares in exchange for all the outstanding Kyrel shares. Kyrel operated under a calendar year end, prior to merging with Flextronics, and accordingly, Kyrel's balance sheets, statements of operations, shareholders' equity and cash flows as of December 31, 1997 and 1998 and for each of the three years ended December 31, 1998 have been combined with the Company's consolidated financial statements as of March 31, 1998 and 1999 and for each of the three fiscal years ended March 31, 1999. In fiscal 2000, Kyrel's fiscal year end was changed to conform to the Company's fiscal year end. Accordingly, Kyrel's operations for the three months ended March 31, 1999, have been excluded from the consolidated results of operations for fiscal 2000 and have been reported as an adjustment to retained earnings in the first quarter of fiscal 2000.

     PCB is an electronics manufacturing service provider based in the United States. As a result of the merger, the Company issued approximately 2.2 million ordinary shares in exchange for all the outstanding PCB shares, of which approximately 0.2 million ordinary shares are to be issued upon resolution of certain general and specific contingencies. PCB operated under the same fiscal year end as the Company and, accordingly, their respective balance sheets, statements of operations, shareholders' equity and cash flows have been combined with Flextronics' consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000.

     The Company also completed several other immaterial pooling of interests transactions in fiscal 2000. In connection with these mergers, the Company issued 1.8 million ordinary shares. The historical operations of these entities were not material to the Company's consolidated operations on either an individual or an aggregate basis; therefore, prior period statements have not been restated for these acquisitions.

Business Acquisitions

     In fiscal 2000, the Company acquired several immaterial businesses and made a payment of an earn-out arrangement to the former owners of Great Sino Electronics Technology (a company acquired by DII in August 1998, as further discussed below). These transactions have been accounted for under the purchase method of accounting and accordingly, the results of the acquired businesses were included in the Company's consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of the acquired operations were not material to the Company's consolidated financial statements. In connection with these business acquisitions, the Company paid total cash consideration of approximately $51.6 million, net of cash acquired.

     The aggregate purchase price paid for these business acquisitions was allocated to the net assets acquired based on their estimated fair values at the dates of the acquisitions. The fair value of the net assets acquired amounted to approximately $17.9 million, including estimated acquisition costs. The costs of acquisitions have been allocated on the basis of estimated fair values of assets acquired and liabilities assumed. Goodwill and intangibles resulting from these acquisitions amounted to approximately $33.7 million. The respective goodwill associated with these acquisitions is amortized over ten years. Also, the Company increased goodwill in the amount of approximately $34.1 million for contingent purchase price adjustments for historical acquisitions during fiscal 2000.

FISCAL 1999

Business Acquisitions

     In fiscal 1999, the Company completed several immaterial business acquisitions. These transactions have been accounted for under the purchase method of accounting and accordingly, the results of the acquired businesses were included in the Company's consolidated statements of operations from the acquisition dates forward. Comparative pro forma information has not been presented, as the results of the acquired operations were not material to the Company's consolidated financial statements. In connection with these business acquisitions, the Company paid total cash consideration of approximately $130.4 million and issued approximately 0.5 million ordinary shares, which equated to approximately $4.8 million of purchase price.

     The aggregate purchase price paid for these business acquisitions was allocated to the net assets acquired based on their estimated fair values at the dates of acquisitions. The fair value of the net assets acquired, amounted to approximately $50.4 million, including estimated acquisition costs. The costs of acquisitions have been allocated on the basis of estimated fair values of assets acquired and liabilities assumed. Goodwill and intangibles resulting from these acquisitions amounted to approximately $84.8 million. The respective goodwill associated with these acquisitions is amortized over fifteen years.

12. SEGMENT REPORTING

     Information about segments for the years ended March 31 is as follows (in thousands):

                                                                          1999            2000             2001
                                                                      -----------     ------------     ------------
Net Sales:
  Asia ...........................................................    $   898,304     $  1,588,665     $  2,467,629
  Americas .......................................................      1,875,677        2,936,441        5,466,547
  Western Europe .................................................        666,763        1,391,965        2,356,281
  Central Europe .................................................        572,289        1,132,242        2,147,788
  Intercompany eliminations ......................................        (60,247)         (90,191)        (328,546)
                                                                      -----------     ------------     ------------
                                                                      $ 3,952,786     $  6,959,122     $ 12,109,699
                                                                      ===========     ============     ============
Income (Loss) before Income Taxes:
  Asia ...........................................................    $    61,845     $    102,541     $     13,611
  Americas .......................................................        (52,774)          (4,149)        (319,420)
  Western Europe .................................................         12,803           23,833            7,740
  Central Europe .................................................         31,839           44,107           33,333
  Intercompany eliminations, corporate allocations and
     Motorola one-time non-cash charge (see Note 9) ..............        (14,344)          15,316         (287,568)
                                                                      -----------     ------------     ------------
                                                                      $    39,369     $    181,648     $   (552,304)
                                                                      ===========     ============     ============
Long-Lived Assets:

  Asia ...........................................................    $   286,797     $    449,824     $    503,094
  Americas .......................................................        511,036          712,215          636,399
  Western Europe .................................................        240,759          275,935          371,064
  Central Europe .................................................        114,734          171,165          317,884
                                                                      -----------     ------------     ------------
                                                                      $ 1,153,326     $  1,609,139     $  1,828,441
                                                                      ===========     ============     ============
Depreciation and Amortization:*
  Asia ...........................................................    $    25,492     $     39,889     $     54,038
  Americas .......................................................         69,079           86,967          126,012
  Western Europe .................................................         18,933           42,534           56,667
  Central Europe .................................................         11,854           18,207           49,734
                                                                      -----------     ------------     ------------
                                                                      $   125,358     $    187,597     $    286,451
                                                                      ===========     ============     ============
Capital Expenditures:
  Asia ...........................................................    $    83,382     $    155,243     $    178,557
  Americas .......................................................        141,082          214,224          284,340
  Western Europe .................................................        127,471           52,396          125,072
  Central Europe .................................................         57,720           83,570          193,252
                                                                      -----------     ------------     ------------
                                                                      $   409,655     $    505,433     $    781,221
                                                                      ===========     ============     ============

* Excludes unusual charges related to property, plant and equipment and goodwill impairment charges of $54,795 and $232,534 in fiscal 1999 and fiscal 2001, respectively. See Note 9, "Unusual Charges," for additional information regarding unusual charges.

     For purposes of the preceding tables, "Asia" includes China, Malaysia, Singapore, Thailand and Taiwan, "Americas" includes the U.S., Mexico, and Brazil, "Western Europe" includes Denmark, Finland, France, Germany, Norway, Poland, Sweden, Switzerland and the United Kingdom and "Central Europe" includes Austria, the Czech Republic, Hungary, Ireland, Israel, Italy and Scotland.

     Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts.

     During fiscal 1999, Hungary accounted for approximately 11% of net sales. No other foreign country accounted for more than 10% of net sales in fiscal 1999. China and Hungary accounted for approximately 20% and 11% of long-lived assets at March 31, 1999, respectively. No other foreign country accounted for more than 10% of long-lived assets at March 31, 1999.

     During fiscal 2000, China, Sweden and Hungary accounted for approximately 11%, 12% and 12% of net sales, respectively. No other foreign country accounted for more than 10% of net sales in fiscal 2000. China accounted for approximately 24% of long-lived assets at March 31, 2000. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2000.

     During fiscal 2001, China accounted for over 10% of net sales. No other foreign country accounted for more than 10% of net sales in fiscal 2001. China and Hungary accounted for approximately 17% and 11% of long-lived assets at March 31, 2001, respectively. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2001.


13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table contains selected unaudited quarterly financial data for fiscal years 2000 and 2001:

                                                  FISCAL YEAR ENDED                               FISCAL YEAR ENDED
                                                   MARCH 31, 2000                                   MARCH 31, 2001
                                  ----------------------------------------------  -------------------------------------------------
                                    FIRST       SECOND      THIRD       FOURTH       FIRST        SECOND      THIRD       FOURTH
                                  ----------  ----------  ----------  ----------  -----------   ----------  ----------  -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ......................  $1,237,320  $1,525,366  $1,967,740  $2,228,696  $ 2,676,974   $3,078,998  $3,239,293  $ 3,114,434
Cost of sales ..................   1,112,493   1,383,783   1,797,643   2,041,323    2,470,408    2,829,406   2,964,034    2,864,048
Unusual charges ................          --          --          --       7,519       83,721       24,268      38,550      363,956
                                  ----------  ----------  ----------  ----------  -----------   ----------  ----------  -----------
   Gross profit (loss) .........     124,827     141,583     170,097     179,854      122,845      225,324     236,709     (113,570)
Selling, general and
  administrative ...............      67,996      73,733      86,534      91,689       94,918      107,931     113,736      113,524
Goodwill and intangibles
  amortization .................       9,754       8,787      10,735      12,050        9,370       12,505      15,141       26,525
Unusual charges ................          --       3,523          --          --      409,383       24,127       7,726       21,611
Interest and other expense
  (income), net ................      14,420      19,236      23,367      12,889       (4,199)      22,359      22,092       26,863
                                  ----------  ----------  ----------  ----------  -----------   ----------  ----------  -----------
   Income (loss) before
     income taxes ..............      32,657      36,304      49,461      63,226     (386,627)      58,402      78,014     (302,093)
Provision for (benefit from)
  income taxes .................       5,870       5,349       1,662      10,199      (16,065)       8,475      10,232     (108,927)
                                  ----------  ----------  ----------  ----------  -----------   ----------  ----------  -----------
   Net income (loss) ...........  $   26,787  $   30,955  $   47,799  $   53,027  $  (370,562)  $   49,927  $   67,782  $  (193,166)
                                  ==========  ==========  ==========  ==========  ===========   ==========  ==========  ===========

Diluted earnings (loss)
  per share ....................  $     0.08  $     0.09  $     0.12  $     0.12  $     (0.88)  $     0.10  $     0.14  $     (0.41)
                                  ==========  ==========  ==========  ==========  ===========   ==========  ==========  ===========
Shares used in computing
  diluted per share amounts ....     359,213     360,465     384,017     427,521      418,857      480,801     478,657      468,069
                                  ==========  ==========  ==========  ==========  ===========   ==========  ==========  ===========

14. SUBSEQUENT EVENTS (UNAUDITED)

     In April 2001, the Company entered into a definitive agreement with Ericsson with respect to its management of the operations of Ericsson's mobile telephone operations. Operations under this arrangement commenced in the first quarter of fiscal 2002. Under this agreement the Company is to provide a substantial portion of Ericsson's mobile phone requirements. The Company will assume responsibility for product assembly, new product prototyping, supply chain management and logistics management in which we will process customer orders from Ericsson and configure and ship products to Ericsson's customers. In connection with this relationship, the Company will employ the existing workforce for certain operations, and will purchase from Ericsson certain inventory, equipment and other assets, and may assume certain accounts payable and accrued expenses at their net book value. The Company has not completed the purchasing of the various assets, but estimate that the net asset purchase price is expected to be approximately $450.0 million. We anticipate completing the remaining purchases by the end of the first quarter of fiscal 2002.

     In April 2001, the Company announced that it had signed a memorandum of understanding with Alcatel to purchase its manufacturing facility and related assets located in Laval, France. Upon completion of this transaction, the Company will enter into a long-term supply agreement with Alcatel to provide printed circuit board assembly, final systems assembly and various engineering support services. The transaction is subject to applicable governmental approvals and customary conditions of closing. This transaction will be accounted for as a purchase of assets. The estimated purchase price is subject to final negotiations, due diligence and working capital levels at the time of closing, but is not expected to be a material cash requirement.

     In connection with the Company's strategic alliance with Motorola in May 2000, Motorola purchased an equity instrument. In June 2001, the Company entered into an agreement with Motorola under which it repurchased this equity instrument for $112.0 million. No current or planned manufacturing programs are affected by this repurchase, and the Company anticipates that Motorola will continue to be a customer following this repurchase, although the Company's future revenue from Motorola may be less than it would have been had this instrument remained in effect.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of our directors and officers as of June 1, 2001 are as follows:

    NAME                    AGE                        POSITION
    ----                    ---                        --------
    Michael E. Marks         50   Chairman of the Board and Chief Executive Officer
    Robert R. B. Dykes       51   President, Systems Group and Chief Financial Officer
    Ronny Nilsson            52   President, Western European Operations
    Michael McNamara         44   President, Americas Operations
    Ash Bhardwaj             37   President, Asia Pacific Operations
    Humphrey Porter          53   President, Central/Eastern European Operations
    Steven C. Schlepp        44   President, Multek
    Ross Manire              49   President, Flextronics Enclosure Systems
    Ronald R. Snyder         44   President, Flextronics Semiconductor
    Thomas J. Smach          41   Vice President of Finance
    Tsui Sung Lam            51   Director
    Michael J. Moritz        46   Director
    Richard L. Sharp         54   Director
    Patrick Foley            69   Director

    Chuen Fah Alain Ahkong   52   Director
    Goh Thiam Poh Tommie     50   Director

    MICHAEL E. MARKS - Mr. Marks has been our Chief Executive Officer since January 1994. He has been the Chairman of our Board of Directors since July 1993 and a member since December 1991. From November 1990 to December 1993, Mr. Marks was President and Chief Executive Officer of Metcal, Inc., a precision heating instrument company. He received a B.A. and an M.A. from Oberlin College and an M.B.A. from the Harvard Business School.

    ROBERT R. B. DYKES - Mr. Dykes has served as our Chief Financial Officer since February 1997 and as our President of the Systems Group since April 1999. From February 1997 to April 1999, he served as our Senior Vice President of Finance and Administration, and from January 1994 to August 1997 as a member of our Board of Directors. From 1988 to February 1997, Mr. Dykes served as Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation, an application and system software products company. He received a Bachelor of Commerce and Administration from Victoria University in Wellington, New Zealand.

    MICHAEL McNAMARA - Mr. McNamara has served as our President of Americas Operations since April 1997. Prior to his promotion, he served as Vice President of North American Operations since April 1994. From May 1993 to March 1994, Mr. McNamara served as President and Chief Executive Officer of Relevant Industries, Inc., which we acquired in March 1994. From May 1992 to May 1993, he served as Vice President, Manufacturing Operations at Anthem Electronics, an electronics distributor. From April 1987 to May 1992, he was a Principal of Pittiglo, Rabin, Todd & McGrath, an operations consulting firm. Mr. McNamara received a B.S. from the University of Cincinnati and an M.B.A. from Santa Clara University.

    RONNY NILSSON - Mr. Nilsson has served as our President of Western European Operations since April 1997. From May 1995 to April 1997, he served as Vice President and General Manager of Supply and Distribution, and Vice President of Procurement of Ericsson Business Networks. From January 1991 to May 1995, Mr. Nilsson served as Director of Production of the EVOX+RIFA Group, a manufacturer of components, and Vice President of RIFA AB. He received a certificate in Mechanical Engineering from the Lars Kagg School in Kalmar, Sweden and certificates from the Swedish Management Institute and the Ericsson Management Program.

    ASH BHARDWAJ - Mr. Bhardwaj joined Flextronics in 1988 and was promoted to President of Asia-Pacific Operations. Prior to his promotion, he served as our Vice President of the China region. In addition, Mr. Bhardwaj was General Manager for our Flextronics plant in Shekou, China. He received a degree in Electrical Engineering from Thapar Institute of Engineering and Technology and an M.B.A. from Southeastern Louisiana University.

    HUMPHREY PORTER - Mr. Porter has served as our President of Central and Eastern European Operations since October 1997. From July 1994 to October 1997, he served as President and Chief Executive Officer of Neutronics Electronics Industries Holding AG, which we acquired in October 1997. Prior to joining Neutronics, Mr. Porter served in various positions at Philips, including Industrial Director for Philips Audio Austria from 1989 to 1994 and Managing Director of the Philips Audio factory in Penang, Malaysia from 1984 to 1989. He received his B.Sc. in Production Engineering from Trent University.

    STEVEN C. SCHLEPP - Mr. Schlepp has served as our President of Multek since April 2000 following our acquisition of DII. From June 1996 to April 2000, he served as Senior Vice President of DII and President of Multilayer Technology, Inc. From January 1991 until June 1996, Mr. Schlepp served as President of Toppan West Incorporated, a wholly owned subsidiary of Toppan Printing Ltd.

    ROSS MANIRE - Mr. Manire has served as our President of Flextronics Enclosure Systems, a division of Flextronics, since our acquisition of Chatham Technologies, Inc. in August 2000. At Chatham, Mr. Manire served as the President and Chief Executive Officer. Prior to joining Chatham, he was the Senior Vice President and General Manager of the Carrier Systems Business Unit of 3Com Corporation, a position he held since 1995. He has also served in various executive positions with U.S. Robotics, which was acquired by 3Com in June 1997, including Senior Vice President of Operations and Chief Financial Officer. Mr. Manire received a B.A. in Economics from Davidson College and an M.B.N.A. in Business from the University of Chicago.

    RONALD R. SNYDER - Mr. Snyder has served as our President of Flextronics Semiconductor since April 2000 following our acquisition of DII. From May 1998 to April 2000, he served as Senior Vice President of DII and

President of DII Semiconductor. From March 1994 to May 1998, Mr. Snyder served as Senior Vice President of Sales and Marketing of DII. Prior to DII, he served as President of Dovatron Manufacturing Colorado, a division of Dovatron International, Inc. from March 1993 to March 1994.

    THOMAS J. SMACH - Mr. Smach has served as our Vice President of Finance since April 2000 following our acquisition of DII. From August 1997 to April 2000, he held several positions that included Senior Vice President, Chief Financial Officer and Treasurer of DII. From March 1994 to August 1997, Mr. Smach served as Corporate Controller and Vice President. From 1982 to March 1994, he served as a certified public accountant with KPMG LLP. Mr. Smach received his B.Sc. in Accounting from State University of New York at Binghamton.

    TSUI SUNG LAM - Mr. Tsui has served as a member of our Board of Directors since 1991. From January 1994 to April 1997, he served as our President and Chief Operating Officer, and from June 1990 to December 1993 he served as our Managing Director and Chief Executive Officer. Between 1982 and June 1990, Mr. Tsui served in various positions for Flextronics, Inc., our predecessor, including Vice President of Asian Operations. He received diplomas in Production Engineering and Management Studies from Hong Kong Polytechnic, and a certificate in Industrial Engineering from Hong Kong University.

    MICHAEL J. MORITZ - Mr. Moritz has served as a member of our Board of Directors since July 1993. Since 1988, he has been a General Partner of Sequoia Capital, a venture capital firm. Mr. Moritz also serves as a director of Yahoo, Inc., Saba Software and several privately-held companies.

    RICHARD L. SHARP - Mr. Sharp has served as a member of our Board of Directors since July 1993. He is Chairman of the Board and Chief Executive Officer of Circuit City Stores, Inc., a consumer electronics and appliance retailer. Mr. Sharp joined Circuit City as an Executive Vice President in 1982. He was President from June 1984 to March 1997 and became Chief Executive Officer in 1986, and Chairman of the Board in 1994. Mr. Sharp also serves as a director of Fort James Corporation.

    PATRICK FOLEY - Mr. Foley has served as a member of our Board of Directors since October 1997. He is Chairman, President and Chief Executive Officer of DHL Corporation, Inc. and its major subsidiary, DHL Airways, Inc., a global document, package and airfreight delivery company. Mr. Foley joined DHL in September 1988 with more than thirty years experience in hotel and airline industries. He also serves as a director of Continental Airlines, Inc., Del Monte Corporation, DHL International, Foundation Health Systems, Inc. and Glenborough Realty Trust, Inc.

    CHUEN FAH ALAIN AHKONG - Mr. Ahkong has served as a member of our Board of Directors since October 1997. He is a founder of Pioneer Management Services Pte. Ltd., a Singapore-based consultancy firm, and has been the Managing Director of Pioneer since 1990. Pioneer provides advice to us and other multinational corporations on matters related to international taxation.

    GOH THIAM POH TOMMIE -- Mr. Goh has been a member of our Board of Directors since December 2000. He founded JIT Electronics Pte Ltd in 1988 and grew the company to one of the top 20 largest electronics manufacturing services providers in the world before the merger with Flextronics in November 2000. Mr Goh was named "Entrepreneur of the Year" in 1997 and "Businessman of the Year" in 1999 in Singapore. He was conferred the Doctor of Philosophy in Business Administration by Wisconsin International University in 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The following table presents information concerning the compensation paid or accrued by us for services rendered during fiscal 2001, 2000 and 1998 by the Chief Executive Officer and each of our four most highly compensated executive officers whose total salary and bonus for fiscal 2001 exceeded $100,000.

                                 SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                                                                 COMPENSATION
                                                                                                    AWARDS
                                                                                                --------------
                                                       ANNUAL COMPENSATION        OTHER           SECURITIES
                                           FISCAL    ----------------------       ANNUAL          UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR      SALARY       BONUS       COMPENSATION         OPTIONS     COMPENSATION
---------------------------                ------    --------    ----------    ------------      -------------  ------------
Michael E. Marks....................        2001     $600,000    $1,285,000     $  5,082(1)        1,036,456    $ 8,627(9)
  Chairman and                              2000      450,000       363,750      230,385(2)          600,000      8,350(10)
  Chief Executive Officer                   1999      400,000       339,315        9,617(3)        3,200,000      7,701(11)
Michael McNamara ...................        2001      450,000       831,250        3,925(1)          600,000      4,702(12)
  President, Americas Operations            2000      375,000       201,250        3,867(1)          600,000      4,750(12)
                                            1999      325,000       177,416       22,611(3)        1,784,000      5,000(12)
Robert R.B. Dykes ..................        2001      425,000       798,125        4,668(1)          400,000      5,329(12)
  President, Systems Group                  2000      337,500       156,000        4,599(1)          240,000      3,500(12)
  and Chief Financial Officer               1999      300,000       166,008       25,337(3)          440,000      5,000(12)
Humphrey Porter.....................        2001      400,000       375,000       27,500(4)          200,000     36,000(13)
  President, Central/ Eastern               2000      300,000       195,000       20,000(5)          160,000     36,000(13)
  European Operations                       1999      250,000       149,000       21,000(6)          880,000     30,000(14)
Ronny Nilsson.......................        2001      362,545       405,350       10,154(1)          200,000     33,614(14)
  President, Western European               2000      317,684       129,563       17,436(7)          160,000     34,884(14)
  Operations                                1999      315,000       148,859       18,096(8)          320,000     43,497(14)

(1)    Represents a vehicle allowance.

(2) Represents a vehicle allowance of $3,868 and forgiveness of a promissory note due to one of our subsidiaries of $200,000 and forgiveness of interest payment of $26,517 on the promissory note.

(3)    Represents payment for a company vehicle.

(4) Represents a vehicle allowance of $13,500 and a housing allowance of $14,000.

(5) Represents a vehicle allowance of $12,000 and a housing allowance of $8,000.

(6) Represents a vehicle allowance of $7,000 and an apartment allowance of $14,000.

(7) Represents a vehicle allowance of $10,166 and a housing allowance of $7,270.

(8) Includes a vehicle allowance of $10,404 and an apartment allowance of $7,692.

(9) Represents our contributions to the 401(k) plan of $4,750 and life and disability insurance premium payments of $3,877.

(10) Represents our contributions to the 401(k) plan of $4,750 and life and disability insurance premium payments of $3,600.

(11) Represents our contributions to the 401(k) plan of $5,000, and life and disability insurance premium payments of $2,701.

(12)   Represents our contributions to the 401(k) plan.

(13) Represents our contributions to a pension retirement fund of $24,000 and life insurance premium payments of $12,000.

(14)   Represents our contributions to a pension retirement fund.

OPTION GRANTS IN FISCAL 2001

         The following table presents information regarding option grants during fiscal 2001 to our Chief Executive Officer and each of our four other most highly compensated executive officers. All options were granted pursuant to our 1993 Share Option Plan.

         The options shown in the table were granted at fair market value and are incentive stock options (to the extent permitted under the Internal Revenue
Code). Options granted on or before October 1, 2001 expire five years from the date of grant, subject to earlier termination upon termination of the optionee's employment. Options granted after October 1, 2001 expire ten years from the date of grant, subject to earlier termination as described above. The options become exercisable over a four-year period, with 25% of the shares vesting on the first anniversary of the date of grant and 1/36th of the shares vesting for each full calendar month that an optionee renders services to us thereafter. Each option fully accelerates in the event that, in the 18-month period following certain mergers or acquisitions of us, the optionee's employment with us is terminated or his duties are substantially reduced or changed. Each option includes a limited stock appreciation right pursuant to which the option will automatically be canceled upon the occurrence of certain hostile tender offers, in return for a cash distribution from us based on the tender offer price per share. The exercise price of each option may be paid in cash or through a cashless exercise procedure involving a same-day sale of the purchase shares. We granted options to purchase an aggregate of 14,655,646 Ordinary Shares to our employees during fiscal 2001.

         In accordance with the rules of the Securities and Exchange Commission, the table presents the potential realizable values that would exist for the options at the end of their respective five-year terms. These values are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term. Potential realizable values are computed by:

         - multiplying the number of ordinary shares subject to a given option by the trading price per share of our ordinary shares on the date of grant;

         - assuming that the aggregate option exercise price derived from the calculation compounds at the annual 5% or 10% rates should in the table for the entire five or ten year term of the option, as the case may be; and

         -    subtracting from that result the aggregate option exercise price.

         The assumed 5% and 10% rates of share price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of future ordinary share prices. The closing sale price per share as reported on the Nasdaq National Market on March 30, 2001, the last trading day of fiscal 2001, was $15.00.

                                              INDIVIDUAL GRANTS
                              -----------------------------------------------------   POTENTIAL REALIZE VALUE AT
                              NUMBER OF     PERCENT OF                                  ASSUMED ANNUAL RATES OF
                              SECURITIES   TOTAL OPTIONS                                STOCK PRICE APPRECIATED
                              UNDERLYING    GRANTED TO       EXERCISE                       FOR OPTION TERM
                                OPTIONS    EMPLOYEES IN      PRICE PER   EXPIRATION   ---------------------------
NAME                            GRANTED     FISCAL 2001        SHARE        DATE           5%              10%
----                          ----------   -------------     ---------   ----------   ------------    -----------
Michael E. Marks...........       36,456        0.25%        $32.4375    04/07/2005    $   326,714    $   721,953
                               1,000,000        6.82          23.1875    12/20/2010     14,582,494     36,954,903
Michael McNamara...........      600,000        4.09          23.1875    12/20/2010      8,749,496     22,172,942
Robert R.B. Dykes..........      400,000        2.73          23.1875    12/20/2010      5,832,998     14,781,961
Humphrey Porter............      200,000        1.36          23.1875    12/20/2010      2,916,499      7,390,981
Ronny Nilsson..............      200,000        1.36          23.1875    12/20/2010      2,916,499      7,390,981

AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND OPTION VALUES AT MARCH 31, 2001

         The following table presents information concerning the exercise of options during fiscal 2001 by our Chief Executive Officer and each of our four other most highly compensated executive officers, including the aggregate amount of gains on the date of exercise. The amounts set forth in the column entitled "Value Realized" represent the fair market value of the ordinary shares underlying the option on the date of exercise less the aggregate exercise price of the option.

         In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of March 31, 2001. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and $15.00 per share, which was the closing price per ordinary share as reported on the Nasdaq National Market on March 30, 2001, the last day of trading for fiscal 2001. These values, unlike the amounts set forth in the column entitled "Value Realized," have not been, and may never be, realized.

                                                                 NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                 NUMBER OF                            OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                  SHARES                            MARCH 31, 2001               MARCH 31, 2001
                                 ACQUIRED          VALUE        -----------------------    --------------------------
NAME                            ON EXERCISE       REALIZED       VESTED       UNVESTED       VESTED         UNVESTED
----                            -----------     -----------     ---------     ---------    -----------    -----------
Michael E. Marks ..........        935,274      $25,047,854     2,866,039     2,804,167    $42,990,585    $27,062,505
Michael McNamara ..........        109,298        2,925,023     1,767,448     1,666,982     26,511,720     16,004,730
Robert R.B. Dykes .........        377,166       10,721,962     1,131,002       775,832     16,965,030      5,637,480
Humphrey Porter ...........        231,997        8,934,592       183,670       678,333      2,755,050      7,174,995
Ronny Nilsson .............             --               --       900,000            --     10,500,000             --

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

      -    is entitled to receive an annual salary of $250,000; and

      - is entitled to a bonus of up to 45% of his annual salary upon the successful completion of certain performance criteria.

      Pursuant to the Services Agreement, Mr. Nilsson is to perform management consultation and guidance services to us in consideration for:

      - an aggregate of $775,000 which was paid between March 31, 1997 and April 15, 1998; and

      - the issuance by us to Mr. Nilsson of an interest-free loan in the amount of 51,875 kronor ($415,000 as of April 15, 1997, the date of the issuance of the loan) which was repaid by Mr. Nilsson in two installments of $210,000 on September 15, 1997 and $205,000 on April 15, 1998.

      In connection with Mr. Nilsson's repayment of the interest-free loan, on April 15,1998 we paid to Mr. Nilsson as compensation an amount equal to the two installments paid by Mr. Nilsson.

      Mr. Goh. In connection with our acquisition of JIT Holdings Limited, JIT entered into a noncompetition agreement with Goh Thiam Poh Tommie, Chairman of the Board of JIT and a principal shareholder of JIT. Pursuant to this agreement, Mr. Goh agreed that within specific geographic areas he will not own or manage a business that competes with JIT or solicit any employees or customers of JIT. This agreement will terminate upon the earlier of one year after the termination of Mr. Goh's employment with JIT or November 30, 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the compensation committee of our Board of Directors during fiscal 2001 were Messrs. Sharp and Moritz. None of our officers serve on our compensation committee. No interlocking relationships exist between our Board of Directors or compensation committee and the board of directors or compensation committee of any other company.

DIRECTOR COMPENSATION

      Each individual who first becomes a non-employee Board member is granted a stock option to subscribe for 15,000 ordinary shares. After this initial grant, on the date of each Annual General Meeting, each individual who is at that time serving as a non-employee director receives a stock option to subscribe for 3,000 ordinary shares, all pursuant to the automatic option grant provisions of our 1993 Share Option Plan. Pursuant to this program, Messrs. Ahkong, Moritz, Sharp, Foley and Tsui each received option grants for 3,000 ordinary shares in fiscal 2001.

      In addition, all directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No non-employee Director receives any cash compensation for services rendered as a director. No director who is our employee receives compensation for services rendered as a director.

COMPLIANCE UNDER SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all
Section 16(a) filing requirements for the year ended March 31, 2001 were met with the exception of the following: Messrs. Manire, Schlepp, Snyder and Smach failed to file timely Forms 3; Messrs. Bhardwaj, McNamara, Marks and Schlepp failed to timely file Forms 4 for October 2000; and Messrs. Bhardwaj, McNamara, Marks, Porter, Schlepp and Smach failed to file timely Forms 4 for February 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of May 1, 2001 regarding the beneficial ownership of the our ordinary shares, by

      - each shareholder known to us to be the beneficial owner of more than 5% of our ordinary shares;

         -    each director;

         -    each executive officer named in the Summary Compensation Table;
              and

         -    all directors and executive officers as a group.

         Information in this table as to our directors and executive officers is based upon information supplied by these individuals. Information in this table as to our 5% shareholders is based solely upon the Schedules 13G filed by these shareholders with the Securities and Exchange Commission. Where information regarding shareholders is based on Schedules 13G, the number of shares owned is as of the date for which information was provided in such schedules.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Ordinary shares subject to options that are currently exercisable or exercisable within 60 days of May 1, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

         In the table below, percentage ownership is based upon 480,058,647 ordinary shares outstanding as of May 1, 2001.

                                                                 SHARES BENEFICIALLY OWNED
                                                                 -------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                             NUMBER OF SHARES  PERCENT
------------------------------------                             ----------------  -------
5% SHAREHOLDERS:
Entities associated with AXA Financial, Inc.(1)...............       45,279,073      9.4%
   1290 Avenue of the Americas
   New York, NY 10104
T. Rowe Price Associates, Inc.(2).............................       26,521,115      5.5
   100 E. Pratt Street
   Baltimore, MD 21202
Entitles associated with FMR Corporation(3)...................       24,634,204      5.1
   82 Devonshire Street
   Boston, MA 02109
EXECUTIVE OFFICERS AND DIRECTORS:
Richard L. Sharp(4)...........................................        6,062,202      1.3
Goh Thiam Poh Tommie..........................................        5,573,114      1.2
Michael E. Marks(5)...........................................        5,285,777      1.1
Michael McNamara(6)...........................................        2,641,700      *
Robert R.B. Dykes(7)..........................................        1,606,407      *
Michael J. Moritz(8)..........................................          455,682      *
Ronny Nilsson(9)..............................................          390,000      *
Tsui Sung Lam(10).............................................          313,946      *
Humphrey Porter(11)...........................................          272,003      *
Patrick Foley(12).............................................          208,250      *
Chuen Fah Alain Ahkong(13)....................................           28,250      *
                                                                     ----------     ----
All 16 directors and executive officers as a group(14)........       25,986,948      5.3%
                                                                     ==========     ====

----------------

*    Less than 1%.

(1) Based on information supplied by AXA Financial, Inc. in an amended Schedule 13G filed with the Securities and Exchange Commission on February 12, 2001.

(2)  Based on information supplied by T. Rowe Price Associates, Inc. in a
     Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001.

(3) Based on information supplied by FMR Corporation in an amended Schedule 13G filed with the Securities and Exchange Commission on February 13, 2001.

(4) Includes 1,480,000 shares beneficially owned by Bethany Limited Partnership. Mr. Sharp, the general partner of Bethany Limited Partnership, has voting and investment power over such shares and may be deemed to beneficially own such shares. Mr. Sharp disclaims beneficial ownership of all such shares except to the extent of his proportionate interest therein. Also includes 612,000 shares held by RLS Charitable Remainder Unitrust of which Mr. Sharp is a co-trustee and 96,250 shares subject to options exercisable within 60 days after May 1, 2001 held by Mr. Sharp.

(5) Includes 24,000 shares held by the Justin Caine Marks Trust and 24,000 shares held by the Amy G. Marks Trust. Also includes 3,166,039 shares subject to options exercisable within 60 days after May 1, 2001 held by Mr. Marks.

(6) Includes 1,950,930 shares subject to options exercisable within 60 days after May 1, 2001 held by Mr. McNamara.

(7) Includes 232,166 shares held by the Dykes Family LP Trust. Also includes 1,228,501 shares subject to options exercisable within 60 days after May 1, 2001 held by Mr. Dykes.

(8) Includes 359,432 shares held by the Maximus Trust. Also includes 96,250 shares subject to options exercisable within 60 days after May 1, 2001 held by Mr. Moritz.

(9) Represents 390,000 shares subject to options exercisable within 60 days after May 1, 2001 held by Mr. Nilsson.

(10) Includes 271,594 shares subject to options exercisable within 60 days after May 1, 2001 held by Mr. Tsui.

(11) Represents 272,003 shares subject to options exercisable within 60 days after May 1, 2001 held by Mr. Porter.

(12) Includes 168,250 shares subject to options exercisable within 60 days after May 1, 2001 held by Mr. Foley.

(13) Represents 28,250 shares subject to options exercisable within 60 days after May 1, 2001 held by Mr. Ahkong.

(14) Includes 9,065,280 shares subject to options exercisable within 60 days after May 1, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than compensation agreements and other arrangements, which are described in "Executive" Compensation, and the transactions described below, during fiscal 2001, there was not, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         -    in which the amount involved exceeded or will exceed $60,000; and

         - in which any director, executive officer, holder of more than 5% of our ordinary shares or any member of their immediate family had or will have a direct or indirect material interest.

LOANS TO EXECUTIVE OFFICERS

         Mr. Marks. On October 11, 2000, our principal U.S. subsidiary, Flextronics International (USA), Inc., which we refer to in this section as Flextronics USA, loaned $10,569,658 to Mr. Michael Marks, our Chairman of the Board and Chief Executive Officer. Mr. Marks executed a promissory note in favor of Flextronics USA that bore interest at a rate of 5.96% and was to mature on November 11, 2003. In fiscal 2001, Mr. Marks paid the principal in full, together with accrued interest.

         Mr. McNamara. On October 22, 1996, Flextronics USA loaned $135,900 to Mr. Michael McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest at a rate of 7.00% and matures on October 22, 2001. The remaining outstanding balance of the loan as of March 31, 2001 was $179,464 (representing $135,900 in principal and $43,564 in accrued interest).

         On November 25, 1998, Flextronics USA loaned $130,000 to Mr. McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest at a rate of 7.25% and matures on November 25, 2003. The remaining outstanding balance of the loan as of March 31, 2001 was $152,797 (representing $130,000 in principal and $22,797 in accrued interest).

         On April 14, 1999, Flextronics USA loaned $950,000 to Mr. McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest at a rate of 4.19% and matures on May 3, 2003. The remaining outstanding balance of the loan as of March 31, 2001 was $1,089,663 (representing $950,000 in principal and $139,663 in accrued interest).

         On October 11, 2000, Flextronics USA loaned $152,236 to Mr. McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest at a rate of 5.96% and matures on November 11, 2003. The remaining outstanding balance of the loan as of March 31, 2001 was $156,546 (representing $152,236 in principal and $4,310 in accrued interest).

         Mr. Dykes. On January 15, 1999, Flextronics USA loaned $200,100 to Mr. Robert Dykes. Mr. Dykes executed a promissory note in favor of Flextronics USA that bears interest at a rate of 7.25% and matures on January 15, 2004. In fiscal 2001, Mr. Dykes paid the principal in full, together with accrued interest.

         On October 11, 2000, Flextronics USA loaned $1,046,886 to Mr. Dykes. Mr. Dykes executed a promissory note in favor of Flextronics USA that bore interest at a rate of 5.96% and was to mature on November 11, 2003. In fiscal 2001, Mr. Dykes paid the principal in full, together with accrued interest.

         Mr. Smach. On April 3, 2000, Flextronics USA loaned $1,000,000 to Mr. Thomas J. Smach. Mr. Smach executed a Loan and Security Agreement and a promissory note in favor of Flextronics USA that does not bear interest and matures on April 3, 2005. The remaining outstanding balance of the loan as of March 31, 2001 was $1,000,000 in principal.

         Mr. Snyder. On April 20, 2000, Flextronics USA loaned $1,000,000 to Mr. Ronald R. Snyder. Mr. Snyder executed a Loan and Security Agreement and a promissory note in favor of Flextronics USA that did not bear interest and was to mature on April 20, 2005. In fiscal 2001, Mr. Snyder paid the principal in full.

OTHER LOANS TO EXECUTIVE OFFICERS

         In connection with an investment partnership, Glouple Ventures LLC, one of our subsidiaries, Flextronics International, NV, which we refer to in this section as Flextronics NV, has entered into the following transactions with our executive officers.

         - in July 2000, Flextronics NV loaned $76,922 to each of Messrs. Marks, McNamara, Dykes, Porter, Nilsson, Bhardwaj, Schlepp, Snyder and Smach, and each executed a promissory note in favor of Flextronics NV that bears interest at a rate of 6.40% and matures on August 15, 2010;

         - in August 2000, Flextronics NV loaned an aggregate of $51,157 to each of Messrs. Marks, McNamara, Dykes, Porter, Nilsson, Bhardwaj, Schlepp, Snyder and Smach, and each executed promissory notes in favor of Flextronics NV that bear interest at a rate of 6.22% and mature on August 15, 2010; and

         - in November 2000, Flextronics NV loaned an aggregate of $428,286 to each of Messrs. Marks, McNamara, Dykes, Porter, Nilsson, Bhardwaj, Manire, Schlepp, Snyder and Smach, and each executed promissory notes in favor of Flextronics NV that bear interest at a rate of 6.09% and mature on August 15, 2010.

         As of March 31, 2001, the entire principal amount of these loans, together with $102,698 of accrued interest, was outstanding.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS TO BE FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

     1. Financial Statements. See Item 8, "Financial Statements and Supplementary Data."

     2.   Financial Statement Schedules. The following financial statement schedule is filed as part of this report and should be read together with our financial statements:

          Schedule II -- Valuation and qualifying accounts

     3. Exhibits. The following exhibits are filed with this annual report on Form 10-K:

                                                                               INCORPORATED BY REFERENCE
                                                                     ---------------------------------------------------
 EXHIBIT                                                                                            FILING       EXHIBIT    FILED
   NO.                             EXHIBIT                           FORM         FILE NO.           DATE          NO.    HEREWITH
 -------                           -------                           ----         --------          ------       -------  --------
   2.01     Exchange Agreement dated as of June 11, 1999 among       10-K         000-23354        06-29-99        2.3
            the Registrant, Flextronics Holding Finland Oyj,
            Kyrel EMS Oyj, and Seppo Parhankangas

   2.02     Agreement and Plan of Merger dated November 22, 1999      8-K         000-23354        12-06-99        2.1
            among the Registrant, Slalom Acquisition Corp. and
            The DII Group, Inc.*

   2.03     Agreement and Plan of Reorganization dated July 31,       8-K         000-23354        09-15-00       2.01
            2000 among the Registrant, Chatham Acquisition
            Corporation, and Chatham Technologies, Inc.*

   2.04     Merger Agreement dated August 10, 2000 among the          S-3         333-46770        09-27-00        2.4
            Registrant, JIT Holdings Limited, Goh Thiam Poh
            Tommie and Goh Mui Teck William, as amended.*

   2.05     Agreement and Plan of Reorganization dated August 31,     S-3         333-46200        09-20-00        2.4
            2000 among the Registrant, Lightning Metal
            Acquisition Corp., Coating Acquisition Corp.,
            Lightning Tool Acquisition Corp., Lightning Metal
            Specialties, Incorporated, Coating Technologies,
            Inc., Lightning Tool and Design, Inc., Lightning
            Metal Specialties E.M.F., Ltd., Lightning
            Manufacturing Solutions-Europe, Ltd., Lightning
            Manufacturing Solutions Texas, L.L.C., Lightning
            Logistics, L.L.C., Papason, L.L.C., 200 Scott Street,
            L.L.C., 80 Scott Street, L.L.C., 230 Scott Street,
            L.L.C., 1350 Lively Blvd, L.L.C., D.A.D. Partnership,
            S.O.N. Partnership, S.O.N. II Partnership, and
            shareholders and members of such companies.*

   2.06     Exchange Agreement dated January 14, 2000, among the                                                              X
            Registrant, Palo Alto Products International Pte.
            Ltd., and the shareholders of Palo Alto Products
            International Pte. Ltd., Palo Alto Manufacturing
            (Thailand) Ltd., and Palo Alto Plastic (Thailand)
            Ltd.

   3.01     Memorandum and New Articles of Association of the        10-Q         000-23354        02-09-01        3.1
            Registrant.

   4.01     Indenture dated as of October 15, 1997 between            8-K         000-23354        10-22-97       10.1
            Registrant and State Street Bank and Trust Company of
            California, N.A., as trustee.

                                                                               INCORPORATED BY REFERENCE
                                                                     ---------------------------------------------------
 EXHIBIT                                                                                            FILING       EXHIBIT    FILED
   NO.                             EXHIBIT                           FORM         FILE NO.           DATE          NO.    HEREWITH
 -------                           -------                           ----         --------          ------       -------  --------
   4.02     U.S. Dollar Indenture dated June 29, 2000 between the    10-Q         000-23354        08-14-00        4.1
            Registrant and Chase Manhattan Bank and Trust
            Company, N.A., as trustee.

   4.03     Euro Indenture dated as of June 29, 2000 between         10-Q         000-23354        08-14-00        4.2
            Registrant and Chase Manhattan Bank and Trust
            Company, N.A., as trustee.

   4.04     Credit Agreement dated April 3, 2000 among the           10-K         000-23354        06-13-00       10.26
            Registrant and its subsidiaries designated under the
            Credit Agreement as borrowers from time to time, the
            lenders named in Schedule I to the Credit Agreement,
            ABN AMRO Bank N.V. as agent for the lenders, Fleet
            National Bank as documentation agent, Bank of
            America, National Association and Citicorp USA, Inc.
            as managing agents, and The Bank of Nova Scotia as
            co-agent (the "Flextronics International Credit
            Agreement.*

   4.05     Credit Agreement dated as of April 3, 2000 among         10-K         000-23354        06-13-00       10.27
            Flextronics International USA, Inc., The DII Group,
            Inc., the lenders named in Schedule I to the Credit
            Agreement, ABN AMRO Bank N.V. as agent for the
            lenders, Fleet National Bank, as documentation agent,
            Bank of America, National Association and Citicorp
            USA, Inc. as managing agents, and The Bank of Nova
            Scotia as co-agent (the "Flextronics USA Credit
            Agreement").*

   4.06     Amendment, dated as of June 15, 2001, to the             10-Q         000-23354        11-14-01       10.01
            Flextronics USA Credit Agreement.*

   4.07     First Amendment, dated as of April 3, 2001, to the                                                                X
            Flextronics International Credit Agreement.*

   4.08     Second Amendment, dated as of April 3, 2001, to the                                                               X
            Flextronics USA Credit Agreement.*

  10.01     Form of Indemnification Agreement between the             S-1         33-74622                        10.01
            Registrant and its Directors and certain officers.

  10.02     Registrant's 1993 Share Option Plan.+                     S-8         333-55850        02-16-01        4.2

  10.03     Registrant's 1997 Employee Share Purchase Plan.+          S-8         333-95189        01-21-00        4.3

  10.04     Flextronics U.S.A. 401(k) plan.+                          S-1         33-74622                        10.52

  10.05     Employment and Noncompetition Agreement dated as of      10-K         000-23354      quarter ended
            April 30, 1997 between Flextronics International Sweden                                03-31-97       10.29
            AB and Ronny Nilsson.+

  10.06     Services Agreement dated as of April 30, 1997 between    10-K         000-23354      quarter ended
            Flextronics International USA, Inc. and Ronny Nilsson.+                                03-31-97       10.30

  10.07     Promissory Note dated April 15, 1997 executed by         10-K         000-23354      quarter ended
            Ronny Nilsson in favor of Flextronics International                                    03-31-97       10.31
            USA, Inc.

  10.08     Form of Secured Full Recourse Promissory Note                                                                     X
            executed by certain executive officers of the
            Registrant in favor of Flextronics International, NV,
            in connection with Glouple Ventures 2000 - I.

  10.09     Form of Secured Full Recourse Promissory Note                                                                     X
            executed by certain executive officers of the
            Registrant in favor of Flextronics International, NV,
            in connection with Glouple Ventures 2000 - II.

  10.10     Deed of Noncompetition dated November 30, 2000
            among JIT Holdings Limited and Goh Thiam Poh Tommie.+                                                             X

  21.01     Subsidiaries of Registrant                                                                                        X

  23.01     Consent of Arthur Andersen LLP                                                                                    X

  23.02     Consent of Deloitte & Touche LLP                                                                                  X

* Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.


+    Management contract, compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     On January 29, 2001 we filed a current report on Form 8-K including our consolidated financial statements as of March 31, 1999 and 2000 and for each of the three years in the period ended March 31, 2000, giving retroactive effect to our mergers with Chatham Technologies, Inc. and Lightning Metal Specialties and related entities.

     On February 1, 2001 we filed a current report on Form 8-K relating to (i) our underwritten public offering of 27,000,000 of our ordinary shares, all of which were sold by us, at a public offering price of $37.9375 per share and (ii) our announcement that we had entered into a non-binding memorandum of understanding with Ericsson in which we were selected to manage the operations of Ericsson's mobile phone business. This Form 8-K was amended on February 8, 2001 to file the underwriting agreement relating to our underwritten public offering.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: June 29, 2001                           FLEXTRONICS INTERNATIONAL LTD.



                                              By: /s/ MICHAEL E. MARKS
                                                  ------------------------------
                                                  Michael E. Marks
                                                  Chairman of the Board
                                                  and Chief Executive Officer

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

                       SIGNATURE                                         TITLE                              DATE
                       ---------                                         -----                              ----
               /s/ MICHAEL E. MARKS                      Chief Executive Officer                        June 29, 2001
-----------------------------------------------------    and Chairman of the Board
                   Michael E. Marks                      (Principal Executive Officer)

               /s/ ROBERT R.B. DYKES                     President, Systems Group                       June 29, 2001
-----------------------------------------------------    and Chief Financial Officer
                   Robert R.B. Dykes                     (Principal Financial Officer)

                /s/ THOMAS J. SMACH                      Vice President, Finance                        June 29, 2001
-----------------------------------------------------    (Principal Accounting Officer)
                    Thomas J. Smach

                 /s/ TSUI SUNG LAM                       Director                                       June 29, 2001
-----------------------------------------------------
                     Tsui Sung Lam

               /s/ MICHAEL J. MORITZ                     Director                                       June 29, 2001
-----------------------------------------------------
                   Michael J. Moritz

               /s/ RICHARD L. SHARP                      Director                                       June 29, 2001
-----------------------------------------------------
                   Richard L. Sharp

                 /s/ PATRICK FOLEY                       Director                                       June 29, 2001
-----------------------------------------------------
                     Patrick Foley

            /s/ CHUEN FAH ALAIN AHKONG                   Director                                       June 29, 2001
-----------------------------------------------------
                Chuen Fah Alain Ahkong

             /s/ GOH THIAM POH TOMMIE                    Director                                       June 29, 2001
-----------------------------------------------------
                 Goh Thiam Poh Tommie

                        Valuation and Qualifying Accounts
                                   Schedule II


                    Years Ended March 31, 1999, 2000 and 2001
                                 (in thousands)


                                                               ADDITIONS
                                                       -------------------------
                                          BALANCE AT      EFFECT      CHARGED TO                     BALANCE AT
                                         BEGINNING OF       OF        COSTS AND       DEDUCTIONS/      END OF
                                            YEAR       ACQUISITIONS    EXPENSES       WRITE-OFFS        YEAR
                                         ------------  ------------   ----------      ----------     ----------
Allowance for doubtful accounts:
  Year ended March 31, 1999              $  15,446      $     223      $   1,149      $     121       $  16,939
  Year ended March 31, 2000                 16,939          1,123         12,534         (5,639)         24,957
  Year ended March 31, 2001                 24,957         10,293          9,429           (260)         44,419
Accrual for unusual charges:
  Year ended March 31, 1999                  5,445             --         79,286        (78,177)          6,554
  Year ended March 31, 2000                  6,554             --             --         (5,623)            931
  Year ended March 31, 2001                    931             --        686,805       (517,352)        170,384
Reserve for inventory obsolescence:
  Year ended March 31, 1999                 19,834          3,095          7,624           (741)         29,812
  Year ended March 31, 2000                 29,812          3,046         32,345         (3,411)         61,792
  Year ended March 31, 2001                 61,792         34,341         33,634        (24,668)        105,099

                                  EXHIBIT INDEX

                                                                               INCORPORATED BY REFERENCE
                                                                     ---------------------------------------------------
 EXHIBIT                                                                                            FILING       EXHIBIT    FILED
   NO.                             EXHIBIT                           FORM         FILE NO.           DATE          NO.    HEREWITH
 -------                           -------                           ----         --------          ------       -------  --------
   2.01     Exchange Agreement dated as of June 11, 1999 among       10-K         000-23354        06-29-99        2.3
            the Registrant, Flextronics Holding Finland Oyj,
            Kyrel EMS Oyj, and Seppo Parhankangas

   2.02     Agreement and Plan of Merger dated November 22, 1999      8-K         000-23354        12-06-99        2.1
            among the Registrant, Slalom Acquisition Corp. and
            The DII Group, Inc.*

   2.03     Agreement and Plan of Reorganization dated July 31,       8-K         000-23354        09-15-00       2.01
            2000 among the Registrant, Chatham Acquisition
            Corporation, and Chatham Technologies, Inc.*

   2.04     Merger Agreement dated August 10, 2000 among the          S-3         333-46770        09-27-00        2.4
            Registrant, JIT Holdings Limited, Goh Thiam Poh
            Tommie and Goh Mui Teck William, as amended.*

   2.05     Agreement and Plan of Reorganization dated August 31,     S-3         333-46200        09-20-00        2.4
            2000 among the Registrant, Lightning Metal
            Acquisition Corp., Coating Acquisition Corp.,
            Lightning Tool Acquisition Corp., Lightning Metal
            Specialties, Incorporated, Coating Technologies,
            Inc., Lightning Tool and Design, Inc., Lightning
            Metal Specialties E.M.F., Ltd., Lightning
            Manufacturing Solutions-Europe, Ltd., Lightning
            Manufacturing Solutions Texas, L.L.C., Lightning
            Logistics, L.L.C., Papason, L.L.C., 200 Scott Street,
            L.L.C., 80 Scott Street, L.L.C., 230 Scott Street,
            L.L.C., 1350 Lively Blvd, L.L.C., D.A.D. Partnership,
            S.O.N. Partnership, S.O.N. II Partnership, and
            shareholders and members of such companies.*

   2.06     Exchange Agreement dated January 14, 2000, among the                                                              X
            Registrant, Palo Alto Products International Pte.
            Ltd., and the shareholders of Palo Alto Products
            International Pte. Ltd., Palo Alto Manufacturing
            (Thailand) Ltd., and Palo Alto Plastic (Thailand)
            Ltd.

   3.01     Memorandum and New Articles of Association of the        10-Q         000-23354        02-09-01        3.1
            Registrant.

   4.01     Indenture dated as of October 15, 1997 between            8-K         000-23354        10-22-97       10.1
            Registrant and State Street Bank and Trust Company of
            California, N.A., as trustee.

                                                                               INCORPORATED BY REFERENCE
                                                                     ---------------------------------------------------
 EXHIBIT                                                                                            FILING       EXHIBIT    FILED
   NO.                             EXHIBIT                           FORM         FILE NO.           DATE          NO.    HEREWITH
 -------                           -------                           ----         --------          ------       -------  --------
   4.02     U.S. Dollar Indenture dated June 29, 2000 between the    10-Q         000-23354        08-14-00        4.1
            Registrant and Chase Manhattan Bank and Trust
            Company, N.A., as trustee.

   4.03     Euro Indenture dated as of June 29, 2000 between         10-Q         000-23354        08-14-00        4.2
            Registrant and Chase Manhattan Bank and Trust
            Company, N.A., as trustee.

   4.04     Credit Agreement dated April 3, 2000 among the           10-K         000-23354        06-13-00       10.26
            Registrant and its subsidiaries designated under the
            Credit Agreement as borrowers from time to time, the
            lenders named in Schedule I to the Credit Agreement,
            ABN AMRO Bank N.V. as agent for the lenders, Fleet
            National Bank as documentation agent, Bank of
            America, National Association and Citicorp USA, Inc.
            as managing agents, and The Bank of Nova Scotia as
            co-agent (the "Flextronics International Credit
            Agreement.*

   4.05     Credit Agreement dated as of April 3, 2000 among         10-K         000-23354        06-13-00       10.27
            Flextronics International USA, Inc., The DII Group,
            Inc., the lenders named in Schedule I to the Credit
            Agreement, ABN AMRO Bank N.V. as agent for the
            lenders, Fleet National Bank, as documentation agent,
            Bank of America, National Association and Citicorp
            USA, Inc. as managing agents, and The Bank of Nova
            Scotia as co-agent (the "Flextronics USA Credit
            Agreement").*

   4.06     Amendment, dated as of June 15, 2001, to the             10-Q         000-23354        11-14-01       10.01
            Flextronics USA Credit Agreement.*

   4.07     First Amendment, dated as of April 3, 2001, to the                                                                X
            Flextronics International Credit Agreement.*

   4.08     Second Amendment, dated as of April 3, 2001, to the                                                               X
            Flextronics USA Credit Agreement.*

  10.01     Form of Indemnification Agreement between the             S-1         33-74622                        10.01
            Registrant and its Directors and certain officers.

  10.02     Registrant's 1993 Share Option Plan.+                     S-8         333-55850        02-16-01        4.2

  10.03     Registrant's 1997 Employee Share Purchase Plan. +         S-8         333-95189        01-21-00        4.3

  10.04     Flextronics U.S.A. 401(k) plan.+                          S-1         33-74622                        10.52

  10.05     Employment and Noncompetition Agreement dated as of      10-K         000-23354      quarter ended
            April 30, 1997 between Flextronics International Sweden                                03-31-97       10.29
            AB and Ronny Nilsson.+

  10.06     Services Agreement dated as of April 30, 1997 between    10-K         000-23354      quarter ended
            Flextronics International USA, Inc. and Ronny Nilsson.+                                03-31-97       10.30

  10.07     Promissory Note dated April 15, 1997 executed by         10-K         000-23354      quarter ended
            Ronny Nilsson in favor of Flextronics International                                    03-31-97       10.31
            USA, Inc.

  10.08     Form of Secured Full Recourse Promissory Note                                                                     X
            executed by certain executive officers of the
            Registrant in favor of Flextronics International, NV,
            in connection with Glouple Ventures 2000 - I.

  10.09     Form of Secured Full Recourse Promissory Note                                                                     X
            executed by certain executive officers of the
            Registrant in favor of Flextronics International, NV,
            in connection with Glouple Ventures 2000 - II.

  10.10     Deed of Noncompetition dated November 30, 2000 among
            JIT Holdings Limited and Goh Thiam Poh Tommie.+                                                                   X

  21.01     Subsidiaries of Registrant                                                                                        X

  23.01     Consent of Arthur Andersen LLP                                                                                    X

  23.02     Consent of Deloitte & Touche LLP                                                                                  X

* Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.


+    Management contract, compensatory plan or arrangement.