Form 10-Q
period 2001-06-30
FLEXTRONICS INTERNATIONAL LTD
filed 2001-08-14
CIK 866374

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

                For the quarterly period ended JUNE 30, 2001

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

                                ----------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        At August 06, 2001, there were 482,809,864 ordinary shares, S$0.01 par value, outstanding.

================================================================================

                         FLEXTRONICS INTERNATIONAL LTD.

                                      INDEX


                                                                                             PAGE
                                                                                             ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -- June 30, 2001 and March 31, 2001 ....         3
        Condensed Consolidated Statements of Operations - Three Months Ended
          June 30, 2001 and June 30, 2000 ............................................         4
        Condensed Consolidated Statements of Cash Flows - Three Months Ended
          June 30, 2001 and June 30, 2000 ............................................         5
        Notes to Condensed Consolidated Financial Statements .........................         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
 Operations ..........................................................................        12

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................        18

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .............................................        24

        Signatures ...................................................................        25

ITEM 1. FINANCIAL STATEMENTS

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                        JUNE 30,          MARCH 31,
                                                                          2001              2001
                                                                      -----------       -----------
                                                                      (Unaudited)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................................   $   543,304       $   631,588
  Accounts receivable, net ........................................     1,703,208         1,651,252
  Inventories, net ................................................     1,525,728         1,787,055
  Other current assets ............................................       587,331           386,152
                                                                      -----------       -----------
  Total current assets ............................................     4,359,571         4,456,047
                                                                      -----------       -----------
Property, plant and equipment, net ................................     1,997,692         1,828,441
Goodwill and other intangibles, net ...............................     1,034,543           983,384
Other assets ......................................................       319,973           303,783
                                                                      -----------       -----------
   Total assets ...................................................   $ 7,711,779       $ 7,571,655
                                                                      ===========       ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank borrowings and current portion of long-term debt ...........   $   340,115       $   298,052
  Current portion of capital lease obligations ....................        22,554            27,602
  Accounts payable ................................................     1,477,169         1,480,468
  Other current liabilities .......................................       834,667           735,184
                                                                      -----------       -----------
  Total current liabilities .......................................     2,674,505         2,541,306
                                                                      -----------       -----------
Long-term debt, net of current portion ............................       870,284           879,525
Capital lease obligations, net of current portion .................        34,727            37,788
Other liabilities .................................................        81,706            82,675

SHAREHOLDERS' EQUITY:
  Ordinary shares, S$0.01 par value; authorized -- 1,500,000,000;
     issued and outstanding -- 484,713,214 and 481,531,339 as of
     June 30, 2001 and March 31, 2001, respectively ...............         2,889             2,871
  Additional paid-in capital ......................................     4,217,185         4,266,908
  Retained deficit ................................................       (44,564)         (132,892)
  Accumulated other comprehensive loss ............................      (124,953)         (106,526)
                                                                      -----------       -----------
          Total shareholders' equity ..............................     4,050,557         4,030,361
                                                                      -----------       -----------

          Total liabilities and shareholders' equity ..............   $ 7,711,779       $ 7,571,655
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

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                  THREE MONTHS ENDED
                                                              ----------------------------
                                                               JUNE 30,         JUNE 30,
                                                                 2001             2000
                                                              -----------      -----------
        Net sales ......................................      $ 3,110,598      $ 2,676,974
        Cost of sales ..................................        2,878,803        2,470,408
        Unusual charges ................................               --           83,721
                                                              -----------      -----------
            Gross profit ...............................          231,795          122,845
        Selling, general and administrative ............          108,816           94,918
        Goodwill and intangibles amortization ..........            2,256            9,370
        Unusual charges ................................               --          409,383
        Interest and other expense (income), net .......           22,366           (4,199)
                                                              -----------      -----------
            Income (loss) before income taxes ..........           98,357         (386,627)
        Provision for (benefit from) income taxes ......           10,029          (16,065)
                                                              -----------      -----------
            Net income (loss) ..........................      $    88,328      $  (370,562)
                                                              ===========      ===========

        Earnings (loss) per share:
           Basic .......................................      $      0.18      $     (0.88)
                                                              ===========      ===========
           Diluted .....................................      $      0.17      $     (0.88)
                                                              ===========      ===========

        Shares used in computing per share amounts:
           Basic .......................................          484,794          418,857
                                                              ===========      ===========

           Diluted .....................................          511,987          418,857
                                                              ===========      ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                                                THREE MONTHS ENDED
                                                                             JUNE 30,         JUNE 30,
                                                                               2001             2000
                                                                            ----------       ----------
        Net cash provided by (used in) operating activities ..........      $  383,493       $ (219,150)
                                                                            ----------       ----------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment, net of proceeds from
               sale of equipment .....................................        (111,224)        (148,734)
          Purchases of OEM facilities and related assets .............        (301,738)        (163,517)
          Proceeds from sales of investments .........................           6,288           32,894
          Acquisitions of businesses, net of cash acquired ...........         (11,601)         (28,838)
          Other investments ..........................................          (5,048)            (885)
                                                                            ----------       ----------

        Net cash used in investing activities ........................        (423,323)        (309,080)
                                                                            ----------       ----------

        CASH FLOWS FROM FINANCING ACTIVITIES:
          Bank borrowings and proceeds from long-term debt ...........         224,344          650,749
          Repayments of bank borrowings and long-term debt ...........        (180,746)        (427,428)
          Repayments of capital lease obligations ....................          (9,835)          (5,158)
          Proceeds from exercise of stock options and Employee
             Stock Purchase Plan .....................................          15,712           19,251
          Net proceeds from sale of ordinary shares in public
             offering ................................................              --          375,920
          Repurchase of equity instrument issued .....................        (112,000)              --
          Dividends paid to former shareholders ......................              --             (190)
                                                                            ----------       ----------

        Net cash provided by (used in) financing activities ..........         (62,525)         613,144
                                                                            ----------       ----------

        Effect on cash from:
           Exchange rate changes .....................................          14,071           (2,733)
           Adjustment to conform fiscal year of pooled entities ......              --          (32,706)
                                                                            ----------       ----------

        Net increase (decrease) in cash and cash equivalents .........         (88,284)          49,475
        Cash and cash equivalents at beginning of period .............         631,588          747,049
                                                                            ----------       ----------

        Cash and cash equivalents at end of period ...................      $  543,304       $  796,524
                                                                            ==========       ==========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note A - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2001 contained in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.


Note B - INVENTORIES

        Inventories, net of applicable reserves, consist of the following (in thousands):


                                               JUNE 30,        MARCH 31,
                                                 2001            2001
                                              ----------      ----------
     Raw materials .........................  $1,111,355      $1,346,427
     Work-in-process .......................     283,001         301,875
     Finished goods ........................     131,372         138,753
                                              ----------      ----------
                                              $1,525,728      $1,787,055
                                              ==========      ==========


Note C - UNUSUAL CHARGES

        The Company recognized unusual pre-tax charges of approximately $973.3 million during fiscal year 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola, Inc. ("Motorola") combined with approximately $206.6 million of expenses resulting from The DII Group, Inc. and Palo Alto Products International Pte. Ltd. mergers and related facility closures. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the mergers with Chatham Technologies, Inc. and Lightning Metal Specialties (and related entities) and related facility closures. In the third quarter, the Company recognized unusual pre-tax charges of approximately $46.3 million, primarily related to the merger with JIT Holdings Ltd. and related facility closures. During the fourth quarter, the Company recognized unusual pre-tax charges, amounting to $385.6 million related to closures of several manufacturing facilities.

        On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitled it to acquire 22.0 million Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. In June 2001, the Company entered into an agreement with Motorola under which it repurchased this equity instrument for $112.0 million.

        In connection with the aforementioned mergers and facility closures, in fiscal 2001, the Company recorded aggregate unusual charges of $686.8 million, which included approximately $584.4 million of facility closure costs and approximately $102.4 million of direct transaction costs. As discussed below, $510.5 million of the charges relating to facility closures have been classified as a component of Cost of Sales during the fiscal year ended March 31, 2001. The components of the unusual charges recorded in fiscal 2001 are as follows (in thousands):



                                                                                                         TOTAL
                                              FIRST         SECOND          THIRD         FOURTH         FISCAL
                                             QUARTER        QUARTER        QUARTER        QUARTER         2001          NATURE OF
                                             CHARGES        CHARGES        CHARGES        CHARGES        CHARGES         CHARGES
                                            ----------     ----------     ----------     ----------     ----------     -------------
Facility closure costs:
  Severance ............................    $   62,487     $    5,677     $    3,606     $   60,703     $  132,473     cash
  Long-lived asset impairment ..........        46,646         14,373         16,469        155,046        232,534     non-cash
  Exit costs ...........................        24,201          5,650         19,703        169,818        219,372     cash/non-cash
                                            ----------     ----------     ----------     ----------     ----------
      Total facility closure costs .....       133,334         25,700         39,778        385,567        584,379
Direct transaction costs:
  Professional fees ....................        50,851          7,247          6,250             --         64,348     cash
  Other costs ..........................        22,382         15,448            248             --         38,078     cash/non-cash
                                            ----------     ----------     ----------     ----------     ----------
      Total direct transaction costs ...        73,233         22,695          6,498             --        102,426
                                            ----------     ----------     ----------     ----------     ----------
Total Unusual Charges ..................       206,567         48,395         46,276        385,567        686,805
                                            ----------     ----------     ----------     ----------     ----------
Income tax benefit .....................       (30,000)        (6,000)        (6,500)      (110,000)      (152,500)
                                            ----------     ----------     ----------     ----------     ----------
Net Unusual Charges ....................    $  176,567     $   42,395     $   39,776     $  275,567     $  534,305
                                            ==========     ==========     ==========     ==========     ==========


        In connection with the fiscal 2001 facility closures, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure and the identification of manufacturing and administrative facilities for consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The following table summarizes the balance of the facility closure costs as of March 31, 2001 and the type and amount of closure costs utilized during the first quarter of fiscal 2002.


                                                              EXIT
                                             SEVERANCE       COSTS          TOTAL
                                            ----------     ----------     ----------
Balance at March 31, 2001 .........         $   71,734     $   95,343     $  167,077
Activities during the quarter:
  Cash charges ....................            (28,264)       (17,219)       (45,483)
  Non-cash charges ................                 --         (3,947)        (3,947)
                                            ----------     ----------     ----------
Balance at June 30, 2001 .........          $   43,470     $   74,177     $  117,647
                                            ==========     ==========     ==========


        Of the total pre-tax facility closure costs recorded in fiscal 2001, $132.5 million relates to employee termination costs, of which $67.8 million has been classified as a component of Cost of Sales. As a result of the various exit plans, the Company identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of June 30, 2001, 8,027 employees have been terminated, and another 3,242 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. During the first quarter of fiscal 2002, the Company paid employee termination costs of approximately $28.3 million. The remaining $43.5 million of employee termination costs is classified as accrued liabilities as of June 30, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

        The unusual pre-tax charges recorded in fiscal 2001, included $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales during fiscal 2001. Included in the long-lived asset impairment are charges of $229.1 million, which related to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their net realizable value based on their estimated sales price. Certain facilities will remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. The impaired long-lived assets consisted primarily of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also included the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

        The unusual pre-tax charges recorded in fiscal 2001, also included approximately $219.4 million for other exit costs. Approximately $210.2 million of this amount has been classified as a component of Cost of Sales. The other exit costs recorded, primarily related to items such as building and equipment lease termination costs, warranty costs, current asset impairments and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the various exit plans. The Company paid approximately $17.2 million of other exit costs during the first quarter of fiscal 2002. Additionally, approximately $3.9 million of other exit costs were non-cash charges utilized during the first quarter of fiscal 2002. The remaining $74.2 million is classified in accrued liabilities as of June 30, 2001 and is expected to be substantially paid out within one year from the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

        The direct transaction costs recorded in fiscal 2001, included approximately $64.3 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the merger transactions. Other direct transaction costs which totaled approximately $38.1 million were mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation and benefit-related expenses. The Company paid approximately $1.3 million of the direct transaction costs during the first quarter of fiscal 2002. Approximately, $70.9 million of direct transaction costs were paid by the Company during fiscal 2001. Additionally, approximately $28.2 million of the direct transaction costs were non-cash charges utilized during fiscal 2001. The remaining $2.0 million is classified in accrued liabilities as of June 30, 2001 and is expected to be substantially paid out in the ensuing quarter.


Note D - EARNINGS PER SHARE

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

        Earnings per share data were computed as follows (in thousands, except per share amounts):

                                                                       THREE MONTHS ENDED
                                                                    JUNE 30,        JUNE 30,
                                                                      2001            2000
                                                                   ----------      ----------
Basic earnings (loss) per share:
Net income (loss) ...........................................      $   88,328      $ (370,562)
                                                                   ----------      ----------
Shares used in computation:
Weighted-average ordinary shares outstanding ................         484,794         418,857
                                                                   ==========      ==========
Basic earnings (loss) per share .............................      $     0.18      $    (0.88)
                                                                   ==========      ==========


                                                                        THREE MONTHS ENDED
                                                                    JUNE 30,        JUNE 30,
                                                                      2001            2000
                                                                   ----------      ----------
Diluted earnings (loss) per share:
Net income (loss) ...........................................      $   88,328      $ (370,562)

Shares used in computation:
Weighted-average ordinary shares outstanding ................         484,794         418,857
Shares applicable to exercise of dilutive options(1),(2) ....          27,193              --
                                                                   ----------      ----------
  Shares applicable to diluted earnings .....................         511,987         418,857
                                                                   ==========      ==========
Diluted earnings (loss) per share ...........................      $     0.17      $    (0.88)
                                                                   ==========      ==========

        (1) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 7,397,542 shares outstanding during the three months ended June 30, 2001 were excluded from the computation of diluted earnings per share because the exercise price of these options were greater than the average market price of the Company's ordinary shares during the period.

        (2) The ordinary share equivalents from stock options and other equity instruments were anti-dilutive for the three months ended June 30, 2000, and therefore not assumed to be converted for diluted earnings per share computation.


Note E - COMPREHENSIVE INCOME

     The following table summarizes the components of comprehensive income (in thousands):

                                                                      THREE MONTHS ENDED
                                                                   JUNE 30,         JUNE 30,
                                                                     2001             2000
                                                                  ----------       ----------
Net income (loss) ..........................................      $   88,328       $ (370,562)
 Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax .....         (24,274)          (6,222)
  Unrealized holding gain (loss) on investments and
     derivatives, net of tax ...............................           8,544          (35,363)
                                                                  ----------       ----------
Comprehensive income (loss) ................................      $   72,598       $ (412,147)
                                                                  ==========       ==========


Note F - SEGMENT REPORTING

   Information about segments was as follows (in thousands):


                                                                 THREE MONTHS ENDED
                                                              JUNE 30,         JUNE 30,
                                                                2001             2000
                                                            -----------       -----------
Net Sales:
 Asia .................................................      $   628,119       $   545,245
 Americas .............................................        1,128,596         1,199,064
 Western Europe .......................................          618,319           515,975
 Central Europe .......................................          756,389           461,052
 Intercompany eliminations and corporate allocations ..          (20,825)          (44,362)
                                                             -----------       -----------
                                                             $ 3,110,598       $ 2,676,974
                                                             ===========       ===========
Income (Loss) before Income Tax:
 Asia .................................................      $    43,968       $    12,121
 Americas .............................................           26,091          (172,454)
 Western Europe .......................................            8,527            11,046
 Central Europe .......................................           15,613             9,738
 Intercompany eliminations,corporate allocations and
   Motorola one-time non-cash charge (see Note G) .....            4,158          (247,078)
                                                             -----------       -----------
                                                             $    98,357       $  (386,627)
                                                             ===========       ===========

                                                         AS OF         AS OF
                                                        JUNE 30,     MARCH 31,
                                                          2001         2001
                                                      ------------  ----------
Long-lived Assets:
  Asia.............................................    $  599,694  $   503,094
  Americas.........................................       659,814      636,399
  Western Europe...................................       400,243      371,064
  Central Europe...................................       337,941      317,884
                                                       ----------   ----------
                                                       $1,997,692   $1,828,441
                                                       ==========   ==========


   For purposes of the preceding tables, "Asia" includes China, India, Malaysia, Singapore, Thailand and Taiwan, "Americas" includes Brazil, Mexico and the United States, "Western Europe" includes Denmark, Finland, France, Germany, Norway, Poland, Sweden, Switzerland and the United Kingdom, and "Central Europe" includes Austria, the Czech Republic, Hungary, Ireland, Israel, Italy and Scotland.

   Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts.


Note G -- SHAREHOLDERS' EQUITY

        In connection with the Company's strategic alliance with Motorola in May 2000, Motorola paid $100.0 million for an equity instrument that entitled it to acquire 22.0 million Flextronics ordinary shares at any time through December 31, 2005 upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001.

        In June 2001, the Company entered into an agreement with Motorola under which it repurchased this equity instrument for $112.0 million. The fair value of the equity instrument on the date it was repurchased exceeded the amount paid to repurchase the equity instrument. Accordingly, the Company accounted for the repurchase of the equity instrument as a reduction to shareholders' equity in the accompanying condensed consolidated financial statements.

Note H -- PURCHASE OF ASSETS

        In April 2001, the Company entered into a definitive agreement with Ericsson Telecom AB ("Ericsson") with respect to its management of the operations of Ericsson's mobile telephone operations. Operations under this arrangement commenced in the first quarter of fiscal 2002. Under this agreement, the Company is to provide a substantial portion of Ericsson's mobile phone requirements. The Company assumed responsibility for product assembly, new product prototyping, supply chain management and logistics management in which we process customer orders from Ericsson and configure and ship products to Ericsson's customers. In connection with this relationship, the Company employed the existing workforce for certain operations, and purchased from Ericsson certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value. The Company has not completed the purchase of certain assets, but estimates that the net asset purchase price will be approximately $416.0 million of which $301.7 million was purchased in the first quarter of fiscal 2002. The Company anticipates completing the purchase by the end of the second quarter of fiscal 2002.

Note I - NEW ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 and No. 142, "Business Combinations" and "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Other intangible assets will continue to be valued and amortized over their estimated useful lives; in-process research and development will continue to be written off immediately.

        The Company only adopted SFAS 142 in the first quarter of fiscal 2002 as allowed under the statement and will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $124.2 million, based on anticipated amortization for fiscal 2002. At June 30, 2001, unamortized goodwill approximated $1.0 billion.

        The pro forma effect of the adoption on net income and earnings per share of the Company during the three months ended June 30, 2000 is as indicated below:

                                                            THREE
                                                         MONTHS ENDED
                                                           JUNE 30,
                                                             2000
                                                         -------------
Net loss as reported ................................    $ (370,562)
Add back: Goodwill amortization expense ...............      (8,670)
                                                         ----------
Proforma net loss ...................................    $ (361,892)
                                                         ==========

Basic earnings (loss) per share:
   As reported ........................................  $    (0.88)
                                                         ----------
   Proforma ...........................................  $    (0.86)
                                                         ----------

Diluted earnings (loss) per share:
   As reported ........................................  $    (0.88)
                                                         ----------
   Proforma ...........................................  $    (0.86)
                                                         ----------

        On April 1, 2001, the Company adopted, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

        The Company transacts business in various foreign currencies. The Company has established revenue, expense and balance sheet risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. The Company enters into short-term foreign currency forward contracts and borrowings to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. These contracts' fair value is recorded on the balance sheet with corresponding charges or credits to income. The fair value of these short-term foreign currency forward contracts was not material from adoption of the standard through June 30, 2001.

        In addition, as part of the Company's investment program, the Company from time to time will enter into derivative financial instruments to manage certain equity market risks. These instruments are designed to hedge the equity price risk of marketable equity securities in its investment portfolio. These instruments were designated as fair value hedges upon adoption of the standard and the ineffective portion of the hedge was not material. Accordingly, changes in the fair value of these instruments are included in Other Comprehensive Income ("OCI").

        Adoption of SFAS No. 133 on April 1, 2001, resulted in recording the fair value of the equity derivative instruments of approximately $8.9 million as an asset on the balance sheet with the corresponding credit to OCI.


Note J - SUBSEQUENT EVENTS

        In July 2001, the Company acquired Alcatel's manufacturing facility and related assets located in Laval, France. All of Alcatel's GSM handset production will be consolidated from Illkirch, France, to the Company's facility in Laval. The acquisition will be accounted for as a purchase of assets. In connection with this acquisition, the Company entered into a long-term supply agreement with Alcatel to provide printed circuit board assembly, final systems assembly and various engineering support services.


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

ACQUISITIONS

        We have actively pursued mergers and other business acquisitions to expand our global reach, manufacturing capacity and service offerings and to diversify and strengthen customer relationships. The significant business combinations completed in fiscal 2001, included the following:



DATE                ACQUIRED COMPANY             NATURE OF BUSINESS                CONSIDERATION
----                ----------------             ------------------                ------------------------
November 2000       JIT Holdings Ltd.            Provides electronics              17,323,531 ordinary shares
                                                 manufacturing and design
                                                 services

August 2000         Chatham Technologies, Inc.   Provides industrial and           15,234,244 ordinary shares
                                                 electronics manufacturing
                                                 and design services

August 2000         Lightning Metal              Provides injection molding,       2,573,072 ordinary shares
                    Specialties                  metal stamping and integration
                    and related entities         services

April 2000          Palo Alto Products           Provides industrial and           7,236,748 ordinary shares
                    International Pte. Ltd.      electronics manufacturing
                                                 and design services

April 2000          The DII Group, Inc.          Provides electronics              125,536,310 ordinary shares
                                                 manufacturing services


        Each of these acquisitions was accounted for as a pooling of interests and our condensed consolidated financial statements have been restated to reflect the combined operations of the merged companies for all periods presented. Additionally, we completed other immaterial pooling of interests transactions in fiscal 2001. Prior period statements had not been restated for these transactions.

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

OTHER STRATEGIC TRANSACTIONS

        In April 2001, we entered into a definitive agreement with Ericsson Telecom AB ("Ericsson") with respect to our management of the operations of Ericsson's mobile telephone operations. Operations under this arrangement commenced in the first quarter of fiscal 2002. Under this agreement we are to provide a substantial portion of Ericsson's mobile phone requirements. We assumed responsibility for product assembly, new product prototyping, supply chain management and logistics management in which we process customer orders from Ericsson and configure and ship products to Ericsson's customers. In connection with this relationship, we employed the existing workforce for certain operations, and purchased from Ericsson certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value. We have not completed the purchase of certain assets, but estimate that the net asset purchase price will be approximately $416.0 million of which $301.7 million was purchased in the first quarter of fiscal 2002. We anticipate completing the purchase by the end of the second quarter of fiscal 2002.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                      THREE MONTHS ENDED
                                                    JUNE 30,       JUNE 30,
                                                      2001           2000
                                                   ---------       ---------
Net sales ...................................          100.0%          100.0%
Cost of sales ...............................           92.5            92.3
Unusual charges .............................             --             3.1
                                                   ---------       ---------
     Gross margin ...........................            7.5             4.6
Selling, general and administrative .........            3.5             3.5
Goodwill and intangibles amortization .......            0.1             0.4
Unusual charges .............................             --            15.3
Interest and other expense (income), net ....            0.7            (0.2)
                                                   ---------       ---------
     Income (loss) before income taxes ......            3.2           (14.4)
Provision for (benefit from) income taxes ...            0.3            (0.6)
                                                   ---------       ---------
      Net income (loss) .....................            2.9%          (13.8)%
                                                   =========       =========

Net Sales

        We derive our net sales from our wide range of service offerings, including product design, semiconductor design, printed circuit board assembly and fabrication, enclosures, material procurement, inventory and supply chain management, plastic injection molding, final system assembly and test, packaging, logistics and distribution.

        Net sales for the first quarter of fiscal 2002 increased 16% to $3.1 billion from $2.7 billion for the first quarter of fiscal 2001. The increase in net sales was primarily the result of expanding sales to our existing customer base and, to a lesser extent, sales to new customers. However, net sales for the first quarter of fiscal 2002, declined slightly as compared to net sales for the fourth quarter of fiscal 2001. This decrease in net sales was the result of the continued decline in demand due to the economic downturn experienced by the electronics industry, which was driven by a combination of weakening end-market demand (particularly in the telecommunications and networking sectors) and our customers' inventory imbalances.

        Our ten largest customers in the first three months of fiscal 2002 and 2001 accounted for approximately 62% and 58% of net sales, respectively. Our only customer that exceeded 10% of sales during the first three months of fiscal 2002 & fiscal 2001 was Ericsson.

"Certain Factors Affecting Operating Results - The Majority of our Sales Comes from a Small Number of Customers; If We Lose any of these Customers, our Sales Could Decline Significantly" and "Certain Factors Affecting Operating Results - We Depend on the Telecommunications, Networking, Electronics and Computer Industries which Continually Produce Technologically Advanced Products with Short Life Cycles; Our Inability to Continually Manufacture such Products on a Cost-Effective Basis would Harm our Business".

Gross Profit

        Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions.

        Gross margin for the first quarter of fiscal 2002 increased to 7.5% from 4.6% for the first quarter of fiscal 2001. The increase in gross margin in the first quarter of fiscal 2002 is primarily attributable to unusual pre-tax charges amounting to $83.7 million in the first quarter of fiscal 2001, which were associated with the integration costs primarily related to the various business combinations, as more fully described below in "Unusual Charges". Excluding these unusual charges, gross margin for the first quarter of fiscal 2001 was 7.7%. Gross margin after considering these charges, decreased due to several factors, including (i) under absorbed fixed costs caused by the underutilization of capacity, resulting from the economic downturn experienced by the electronics industry; (ii) costs associated with the startup of new customers and new projects, which typically carry higher levels of underabsorbed manufacturing overhead costs until the projects reach higher volume production;
(iii) higher costs associated with expanding our facilities; and (iv) changes in product mix to higher volume printed circuit board assembly projects and final systems assembly projects, which typically have a lower gross margin. See "Certain Factors Affecting Operating Results - If We Do Not Manage Effectively Changes in Our Operations, Our Business May be Harmed," and "- We may be Adversely Affected by Shortages of Required Electronic Components".

        Increased mix of products that have relatively high material costs as a percentage of total unit costs can adversely affect our gross margins. Further, we may enter into supply arrangements in connection with strategic relationships and original equipment manufacturer ("OEM") divestitures. These arrangements, which are relatively larger in scale, could adversely affect our gross margins. We believe that these and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Unusual Charges

        We recognized unusual pre-tax charges of approximately $973.3 million during fiscal year 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola combined with approximately $206.6 million of expenses resulting from the DII Group, Inc. and Palo Alto Products International Pte. Ltd. mergers and related facility closures. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the mergers with Chatham Technologies, Inc. and Lightning Metal Specialties (and related entities) and related facility closures. In the third quarter, we recognized unusual pre-tax charges of approximately $46.3 million, primarily related to the merger with JIT Holdings Ltd. and related facility closures. During the fourth quarter, we recognized unusual pre-tax charges, amounting to $385.6 million related to closures of several manufacturing facilities.

        On May 30, 2000, we entered into a strategic alliance for product manufacturing with Motorola. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitled it to acquire 22.0 million Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to us. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. In June 2001, we entered into an agreement with Motorola under which we repurchased this equity instrument for $112.0 million.

        In connection with the aforementioned mergers and facility closures, in fiscal 2001, we recorded aggregate unusual charges of $686.8 million, which included approximately $584.4 million of facility closure costs and approximately $102.4 million of direct transaction costs. As discussed below, $510.5 million of the charges relating to facility closures have been classified as a component of Cost of Sales during the fiscal year ended March 31, 2001. The components of the unusual charges recorded in fiscal 2001 are as follows (in thousands):



                                                                                                     TOTAL
                                              FIRST         SECOND        THIRD        FOURTH        FISCAL
                                             QUARTER       QUARTER       QUARTER       QUARTER        2001        NATURE OF
                                             CHARGES       CHARGES       CHARGES       CHARGES       CHARGES       CHARGES
                                            ---------     ---------     ---------     ---------     ---------     ---------
Facility closure costs:
  Severance ............................    $  62,487     $   5,677     $   3,606     $  60,703     $ 132,473     cash
  Long-lived asset impairment ..........       46,646        14,373        16,469       155,046       232,534     non-cash
  Exit costs ...........................       24,201         5,650        19,703       169,818       219,372     cash/non-cash
                                            ---------     ---------     ---------     ---------     ---------
      Total facility closure costs .....      133,334        25,700        39,778       385,567       584,379
Direct transaction costs:
  Professional fees ....................       50,851         7,247         6,250            --        64,348     cash
  Other costs ..........................       22,382        15,448           248            --        38,078     cash/non-cash
                                            ---------     ---------     ---------     ---------     ---------
      Total direct transaction costs ...       73,233        22,695         6,498            --       102,426
                                            ---------     ---------     ---------     ---------     ---------
Total Unusual Charges ..................      206,567        48,395        46,276       385,567       686,805
                                            ---------     ---------     ---------     ---------     ---------
Income tax benefit .....................      (30,000)       (6,000)       (6,500)     (110,000)     (152,500)
                                            ---------     ---------     ---------     ---------     ---------
Net Unusual Charges ....................    $ 176,567     $  42,395     $  39,776     $ 275,567     $ 534,305
                                            =========     =========     =========     =========     =========


        In connection with the fiscal 2001 facility closures, we developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure and the identification of manufacturing and administrative facilities for consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The following table summarizes the balance of the facility closure costs as of March 31, 2001 and the type and amount of closure costs utilized during the first quarter of fiscal 2002.



                                                       EXIT
                                            SEVERANCE       COSTS         TOTAL
                                            ---------     ---------     ---------
Balance at March 31, 2001 .........         $  71,734     $  95,343     $ 167,077
Activities during the quarter:
  Cash charges ....................           (28,264)      (17,219)      (45,483)
  Non-cash charges ................                --        (3,947)       (3,947)
                                            ---------     ---------     ---------
Balance at June 30, 2001 ..........         $  43,470     $  74,177     $ 117,647
                                            =========     =========     =========

        Of the total pre-tax facility closure costs recorded in fiscal 2001, $132.5 million relates to employee termination costs, of which $67.8 million has been classified as a component of Cost of Sales. As a result of the various exit plans, we identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of June 30, 2001, 8,027 employees have been terminated, and another 3,242 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. During the first quarter of fiscal 2002, we paid employee termination costs of approximately $28.3 million. The remaining $43.5 million of employee termination costs is classified as accrued liabilities as of June 30, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

        The unusual pre-tax charges recorded in fiscal 2001, included $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales during fiscal 2001. Included in the long-lived asset impairment are charges of $229.1 million, which related to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their net realizable value based on their estimated sales price. Certain facilities will remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. The impaired long-lived assets consisted primarily of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also included the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

        The unusual pre-tax charges recorded in fiscal 2001, also included approximately $219.4 million for other exit costs. Approximately $210.2 million of this amount has been classified as a component of Cost of Sales. The other exit costs recorded, primarily related to items such as building and equipment lease termination costs, warranty costs, current asset impairments and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the various exit plans. We paid approximately $17.2 million of other exit costs during the first quarter of fiscal 2002. Additionally, approximately $3.9 million of other exit costs were non-cash charges utilized during the first quarter of fiscal 2002. The remaining $74.2 million is classified in accrued liabilities as of June 30, 2001 and is expected to be substantially paid out within one year from the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

        The direct transaction costs recorded in fiscal 2001, included approximately $64.3 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the merger transactions. Other direct transaction costs which totaled approximately $38.1 million were mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation and benefit-related expenses. We paid approximately $1.3 million of the direct transaction costs during the first quarter of fiscal 2002. Approximately, $70.9 million of direct transaction costs were paid during fiscal 2001. Additionally, approximately $28.2 million of the direct transaction costs were non-cash charges utilized during fiscal 2001. The remaining $2.0 million is classified in accrued liabilities as of June 30, 2001 and is expected to be substantially paid out in the ensuing quarter.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the first quarter of fiscal 2002 increased to $108.8 million from $94.9 million in the same quarter of fiscal 2001, but remained constant as a percentage of net sales of 3.5% for the first quarter of fiscal 2002 and fiscal 2001. The dollar increase in SG&A was primarily due to the continued investment in infrastructure such as sales, marketing, supply-chain management, information systems and other related corporate and administrative expenses. The constant SG&A as percentage of net sales reflects our continued focus on controlling our operating expenses, while expanding our net sales.

Goodwill and Intangibles Amortization

        Goodwill and intangibles asset amortization for the first quarter of fiscal 2002 decreased to $2.3 million from $9.4 million for the same period of fiscal 2001. The decrease in goodwill and intangibles assets amortization in the first quarter of fiscal 2002 was a direct result of the adoption of Statement of Financial Accounting Standards (SFAS) 142, effectively discontinuing the amortization of goodwill. As of June 30,2001, unamortized goodwill approximated $1.0 billion. Such goodwill is now subject to at least annual impairment testing, as discussed in Note I, "New Accounting Standards," of the Notes to Condensed Consolidated Financial Statements.

Interest and Other Expense, Net

        Interest and other expense, net was $22.4 million for the first quarter of fiscal 2002 compared to net income of $4.2 million for the corresponding quarter of fiscal 2001. The increase in interest and other expense, net in the first quarter of fiscal 2002 was attributable to increased interest expense associated with the approximately $645.0 million of senior subordinated notes we issued in June 2000, offset by lower gains recorded on the sale of marketable securities as compared to the $22.4 million gain on sale of marketable securities we recorded in the first quarter of fiscal 2001.

Provision for Income Taxes

        Our consolidated effective tax rate was a 10.2% provision for the first quarter of fiscal 2002 compared to a 4.2% benefit for the first quarter of fiscal 2001. Excluding the unusual charges, the effective income tax rate for the first quarter of fiscal 2001 was 13.1%. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. See "Certain Factors Affecting Operating Results - We are Subject to the Risk of Increased Taxes".

Liquidity and Capital Resources

        As of June 30, 2001, we had cash and cash equivalents totaling $543.3 million, total bank and other debts totaling $1.3 billion and $422.0 million available for future borrowing under our credit facility subject to compliance with certain financial covenants.

        Cash provided by operating activities was $383.5 million and cash used in operating activities was $219.2 million for the first three months of fiscal 2002 and fiscal 2001, respectively. Cash provided by operating activities in the first three months of fiscal 2002 was primarily due to significant reductions of inventory and cash used in operations for the first three months of fiscal 2001 was the result of significant increases in accounts receivable and inventory, partially offset by an increase in accounts payable.

        Accounts receivable, net of allowance for doubtful accounts was $1.7 billion at June 30, 2001 and March 31, 2001. Accounts receivable remained relatively unchanged primarily because net sales was relatively unchanged as a result of the recent economic slowdown.

        Inventories decreased 15% to $1.5 billion at June 30, 2001 from $1.8 billion at March 31, 2001. The decrease in inventories was primarily the result of the focused effort by the Company to reduce inventories that were built up for customers in March, in their anticipation of stronger demand which did not materialize.

        Cash used in investing activities was $423.3 million and $309.1 million for the first three months of fiscal 2002 and fiscal 2001, respectively. Cash used in investing activities for the first three months of fiscal 2002 was primarily related to (i) net capital expenditures of $111.2 million to purchase equipment and for continued expansion of manufacturing facilities, (ii) payment of $301.7 million for purchases of manufacturing facilities and related assets and (iii) payment of $11.6 million for acquisitions of businesses. Cash used in investing activities for the first three months of fiscal 2001 consisted primarily of (i) net capital expenditures of $148.7 million to purchase equipment and for continued expansion of manufacturing facilities, (ii) payment of $163.5 million for purchases of manufacturing facilities and related assets and (iii) payment of $28.8 million for acquisitions of businesses and offset by proceeds of $32.9 million for sale of minority investments in the stocks of various technology companies.

        Net cash used in financing activities was $62.5 million for the first three months of fiscal 2002 and net cash provided by financing activities was $613.1 million for the first three months of fiscal 2001. Cash used in financing activities for the first three months of fiscal 2002 primarily resulted from the payment of $112.0 million related to the repurchase of the equity instrument from Motorola, $180.7 million of short-term credit facility and long-term debt repayments, offset by $224.3 million of proceeds from long-term debt and bank borrowings. Cash provided by financing activities for the first three months of fiscal 2001 primarily resulted from $650.7 million of proceeds from long-term debt and bank borrowings, $375.9 million of net proceeds from equity offerings, offset by $427.4 million of short-term credit facility and long-term debt repayments.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There were no material changes during the three months ended June 30, 2001 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

CERTAIN FACTORS EFFECTING OPERATING RESULTS

IF WE DO NOT MANAGE EFFECTIVELY CHANGES IN OUR OPERATIONS, OUR BUSINESS MAY BE HARMED.

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

         In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including substantial increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results would be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant unusual charges. For example, in connection with our acquisitions of DII, Palo Alto Products International, Chatham, Lightning and JIT, we recorded merger related charges and related facility closure costs of approximately $258.7 million, net of tax.

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

         One of our significant end-markets is the consumer electronics market. This market exhibits particular strength toward the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our third fiscal quarter as compared to our other fiscal quarters.

         We are reconfiguring certain of our operations to further increase our concentration in low-cost locations. This shift of operations resulted in a restructuring charge of $275.6 million, net of tax, in the fourth quarter of fiscal 2001, and may result in additional restructuring charges in fiscal 2002. In addition, many of our customers are currently experiencing increased volatility in demand, and in some cases reduced demand, for their products. This increases the difficulty of anticipating the levels and timing of future revenues from these customers, and could lead them to defer delivery schedules for products, which could lead to a reduction or delay in such revenues. Any of these factors or a combination of these factors could seriously harm our business and result in fluctuations in our results of operations.

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS, WHICH COULD HARM OUR BUSINESS.

    In the past fiscal year, we completed a significant number of acquisitions of businesses and facilities, including our acquisitions of DII, Palo Alto Products International, Chatham, Lightning and JIT. We expect to continue to acquire additional businesses and facilities in the future and are currently in preliminary discussions to acquire additional businesses and facilities. Any future acquisitions may require additional debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. We cannot assure the terms of, or that we will complete, any acquisitions in the future.

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

WE DEPEND ON THE CONTINUING TREND OF OUTSOURCING BY OEMS.

     A substantial factor in our revenue growth is the transfer to us of manufacturing and supply chain management activities from our OEM customers. Future growth partially depends on new outsourcing opportunities. To the extent that these opportunities are not available, our future growth would be unfavorably impacted. These outsourcing opportunities may include the transfer of assets such as facilities, equipment and inventory.

THE MAJORITY OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES COULD DECLINE SIGNIFICANTLY.

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers in the first three months of fiscal 2002 and 2001 accounted for approximately 62% and 58% of net sales in the first three months of fiscal 2002 and fiscal 2001, respectively. Our largest customer during the first three months of fiscal
2002 and fiscal 2001 was Ericsson, who accounted for approximately 23% and 11% of net sales in the first three months of fiscal 2002 and fiscal 2001, respectively. No other customer accounted for more than 10% of net sales in the first three months of fiscal 2002 and fiscal 2001. We anticipate that our strategic relationship with Ericsson will substantially increase the percentage of our sales attributable to Ericsson.

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

THE MARKET PRICE OF OUR ORDINARY SHARES IS VOLATILE.

         The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our ordinary shares may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of technological innovations or events affecting other companies in the electronics industry, currency fluctuations and general market conditions may cause the market price of our ordinary shares to decline.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

None.

(b)     Reports on Form 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FLEXTRONICS INTERNATIONAL LTD.
                                     (Registrant)


Date:  August 14, 2001                     /s/ ROBERT R.B. DYKES
                                     -------------------------------------------
                                     Robert R.B. Dykes
                                     President, Systems Group and Chief
                                     Financial Officer (principal financial
                                     and accounting officer)




25