Form 10-Q
period 2001-09-30
FLEXTRONICS INTERNATIONAL LTD
filed 2001-11-14
CIK 866374

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                ----------------

                                MICHAEL E. MARKS
                             CHIEF EXECUTIVE OFFICER
                         FLEXTRONICS INTERNATIONAL LTD.
                             36 ROBINSON ROAD #18-01
                                   CITY HOUSE
                                 SINGAPORE 06887
                                  (65) 299-8888
            (NAME, ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
                   INCLUDING AREA CODE, OF AGENT FOR SERVICE)

                                ----------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        At November 06, 2001, there were 486,789,022 ordinary shares, S$0.01 par value, outstanding.



================================================================================

                         FLEXTRONICS INTERNATIONAL LTD.

                                      INDEX


                                                                                         PAGE
                                                                                         ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -- September 30, 2001 and
          March 31, 2001..............................................................     3
        Condensed Consolidated Statements of Operations - Three and Six Months Ended
          September 30, 2001 and September 30, 2000 ..................................     4
        Condensed Consolidated Statements of Cash Flows - Six Months Ended
          September 30, 2001 and September 30, 2000 ..................................     5
        Notes to Condensed Consolidated Financial Statements .........................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ...................................................................    14

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................    22

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders.............................    28

        Signatures ...................................................................    30

         ITEM 1. FINANCIAL STATEMENTS

                         FLEXTRONICS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      SEPTEMBER 30,       MARCH 31,
                                                                          2001              2001
                                                                       -----------       -----------
                                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................................   $   400,286       $   631,588
  Accounts receivable, net .........................................     1,706,196         1,651,252
  Inventories, net .................................................     1,420,254         1,787,055
  Other current assets .............................................       765,951           386,152
                                                                       -----------       -----------
  Total current assets .............................................     4,292,687         4,456,047
                                                                       -----------       -----------
Property, plant and equipment, net .................................     2,035,303         1,828,441
Goodwill and other intangibles, net ................................     1,136,592           983,384
Other assets .......................................................       414,135           303,783
                                                                       -----------       -----------
          Total assets .............................................   $ 7,878,717       $ 7,571,655
                                                                       ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank borrowings and current portion of long-term debt ............   $   421,134       $   298,052
  Current portion of capital lease obligations .....................        20,123            27,602
  Accounts payable .................................................     1,727,871         1,480,468
  Other current liabilities ........................................       933,034           735,184
                                                                       -----------       -----------
  Total current liabilities ........................................     3,102,162         2,541,306
                                                                       -----------       -----------
Long-term debt, net of current portion .............................       872,970           879,525
Capital lease obligations, net of current portion ..................        30,642            37,788
Other liabilities ..................................................        83,673            82,675

SHAREHOLDERS' EQUITY:
  Ordinary shares, S$0.01 par value; authorized -- 1,500,000,000;
     issued and outstanding - 482,650,420 and 481,531,339 as of
     September 30, 2001 and March 31, 2001, respectively ...........         2,876             2,871
  Additional paid-in capital .......................................     4,269,471         4,266,908
  Retained deficit .................................................      (374,369)         (132,892)
  Accumulated other comprehensive loss .............................      (108,708)         (106,526)
                                                                       -----------       -----------
          Total shareholders' equity ...............................     3,789,270         4,030,361
                                                                       -----------       -----------

          Total liabilities and shareholders' equity ...............   $ 7,878,717       $ 7,571,655
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

                         FLEXTRONICS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      Three months ended             Six months ended
                                               September 30,    September 30,   September 30,     September 30,
                                                    2001             2000           2001              2000
                                               -------------    -------------   -------------     ------------
Net sales ....................................  $ 3,244,918      $ 3,078,998     $ 6,355,516      $ 5,755,972
Cost of sales ................................    3,036,169        2,829,406       5,914,972        5,299,814
Unusual charges ..............................      439,448           24,268         439,448          107,989
                                                -----------      -----------     -----------      -----------
     Gross profit (loss) .....................     (230,699)         225,324           1,096          348,169
Selling, general and administrative ..........      105,488          107,931         214,304          202,849
Goodwill and intangibles amortization ........        3,802           12,505           6,058           21,875
Unusual charges ..............................       76,647           24,127          76,647          433,510
Interest and other expense, net ..............       22,184           22,359          44,550           18,160
                                                -----------      -----------     -----------      -----------
     Income (loss) before income taxes .......     (438,820)          58,402        (340,463)        (328,225)
Provision for (benefit from) income taxes ....     (109,015)           8,475         (98,986)          (7,590)
                                                -----------      -----------     -----------      -----------
     Net income (loss) .......................  $  (329,805)     $    49,927     $  (241,477)     $  (320,635)
                                                ===========      ===========     ===========      ===========
Earnings (loss) per share:
  Basic ......................................  $     (0.69)     $      0.11     $     (0.50)     $     (0.75)
                                                ===========      ===========     ===========      ===========
  Diluted ....................................  $     (0.69)     $      0.10     $     (0.50)     $     (0.75)
                                                ===========      ===========     ===========      ===========
Shares used in computing per share amounts:
  Basic ......................................      481,381          436,376         480,208          429,476
                                                ===========      ===========     ===========      ===========
  Diluted ....................................      481,381          480,801         480,208          429,476
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

                         FLEXTRONICS INTERNATIONAL LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                     SIX MONTHS ENDED
                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2001             2000
                                                               -------------    -------------
Net cash provided by (used in) operating activities .........  $   435,500      $  (279,835)
                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net of proceeds from
       sale of equipment ....................................     (232,578)        (406,275)
  Purchases of OEM facilities and related assets ............     (385,623)        (163,517)
  Proceeds from sales of investments ........................       11,045           37,596
  Acquisitions of businesses, net of cash acquired ..........      (48,779)         (65,450)
  Other investments .........................................       (9,048)         (16,885)
                                                               -----------      -----------

Net cash used in investing activities .......................     (664,983)        (614,531)
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings and proceeds from long-term debt ..........      611,737        1,095,392
  Repayments of bank borrowings and long-term debt ..........     (505,461)        (883,819)
  Repayments of capital lease obligations ...................      (18,591)         (13,622)
  Proceeds from exercise of stock options and Employee
     Stock Purchase Plan ....................................       22,007           34,048
  Net proceeds from sale of ordinary shares in public
     offering ...............................................           --          431,588
  Proceeds from issuance of equity instrument ...............           --          100,000
  Repurchase of equity instrument issued ....................     (112,000)              --
  Dividends paid to former shareholders .....................           --             (190)
                                                               -----------      -----------

Net cash provided by (used in) financing activities .........       (2,308)         763,397
                                                               -----------      -----------

Effect on cash from:
   Exchange rate changes ....................................          489          (33,212)
   Adjustment to conform fiscal year of pooled entities .....           --          (32,706)
                                                               -----------      -----------

Net decrease in cash and cash equivalents ...................     (231,302)        (196,887)
Cash and cash equivalents at beginning of period ............      631,588          747,049
                                                               -----------      -----------

Cash and cash equivalents at end of period ..................  $   400,286      $   550,162
                                                               ===========      ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note A - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2001 contained in the Company's annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.


Note B - INVENTORIES

        Inventories, net of applicable reserves, consist of the following (in thousands):

                                             SEPTEMBER 30,     MARCH 31,
                                                 2001            2001
                                              ----------      ----------
     Raw materials .........................  $1,001,837      $1,346,427
     Work-in-process .......................     292,346         301,875
     Finished goods ........................     126,071         138,753
                                              ----------      ----------
                                              $1,420,254      $1,787,055
                                              ==========      ==========

Note C - UNUSUAL CHARGES

Fiscal 2002

        The Company recognized unusual pre-tax charges of approximately $516.1 million during the second quarter of fiscal 2002, of which $500.3 million related to closures of several manufacturing facilities and $15.8 million primarily for the impairment of investments in certain technology companies. As further discussed below, $439.4 million of the charges relating to facility closures have been classified as a component of Cost of Sales.

        Unusual charges recorded in the second quarter of fiscal 2002 by segments are as follows: Americas, $224.4 million; Asia, $70.7 million; Western Europe, $170.1 million; and Central Europe, $50.9 million.

        The components of the unusual charges recorded in the second quarter of fiscal 2002 are as follows (in thousands):

      Facility closure costs:
        Severance ............................     $ 123,961    cash
        Long-lived asset impairment ..........       163,724    non-cash
        Exit costs ...........................       212,660    cash/non-cash
                                                   ---------
            Total facility closure costs .....       500,345
      Other unusual charges ..................        15,750    cash/non-cash
                                                   ---------
        Total Unusual Charges ................       516,095
                                                   ---------
      Income tax benefit .....................      (117,115)
                                                   ---------
        Net Unusual Charges ..................     $ 398,980
                                                   =========

        In connection with the September 2001 quarter facility closures, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

        Of the total pre-tax facility closure costs recorded in the second quarter, $124.0 million relates to employee termination costs, of which $93.4 million has been classified as a component of Cost of Sales. As a result of the various exit plans, the Company identified 11,168 employees to be involuntarily terminated related to the various facility closures. As of September 30, 2001, 1,195 employees have been terminated, and another 9,973 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. During the September 2001 quarter, the Company paid employee termination costs of approximately $19.4 million related to the fiscal 2002 restructuring activities. The remaining $104.6 million of employee termination costs is classified as accrued liabilities as of September 30, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

        The unusual pre-tax charges recorded in the second quarter included $163.7 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $232.6 million. This amount has been classified as a component of Cost of Sales during the September 2001 quarter. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the asset will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For the assets that are being held for use, an impairment loss is recognized if the carrying amounts of these assets exceed the fair value of the assets. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For the assets that are being held for disposal, an impairment loss is recognized if the carrying amounts of these assets exceed the fair value less cost to sell. The impaired long-lived assets consisted primarily of machinery and equipment of $105.7 million and building and improvements of $58.0 million.

        The unusual pre-tax charges, also included approximately $212.7 million for other exit costs. Approximately $182.3 million of this amount has been classified as a component of Cost of Sales. The other exit costs recorded, primarily related to items such as building and equipment lease termination costs, warranty costs, current asset impairments and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the various exit plans. The Company paid approximately $2.2 million of other exit costs during the second quarter and $111.5 million of non-cash charges were utilized during the same period. The remaining $99.0 million is classified as accrued liabilities as of September 30, 2001 and is expected to be substantially paid out within one year from the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

Fiscal 2001

        The Company recognized unusual pre-tax charges of approximately $973.3 million during fiscal year 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola, Inc. ("Motorola") combined with approximately $206.6 million of expenses resulting from The DII Group, Inc. and Palo Alto Products International Pte. Ltd. mergers and related facility closures. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the mergers with Chatham Technologies, Inc. and Lightning Metal Specialties (and related entities) and related facility closures. In the third quarter, the Company recognized unusual pre-tax charges of approximately $46.3 million, primarily related to the merger with JIT Holdings Ltd. and related facility closures. During the fourth quarter, the Company recognized unusual pre-tax charges, amounting to $376.1 million related to closures of several manufacturing facilities and $9.5 million of other unusual charges, specifically for the impairment of investments in certain technology companies.

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

        Unusual charges excluding the Motorola equity instrument by segments are as follows: Americas, $553.1 million; Asia, $86.5 million; Western Europe, $32.9 million; and Central Europe, $14.3 million. Unusual charges related to the Motorola equity instrument is not specific to a particular segment, and as such, has not been allocated to a particular geographic segment.

        The components of the unusual charges recorded in fiscal 2001 are as follows (in thousands):

                                                                                                    TOTAL
                                             FIRST        SECOND         THIRD        FOURTH        FISCAL
                                            QUARTER       QUARTER       QUARTER       QUARTER        2001        NATURE OF
                                            CHARGES       CHARGES       CHARGES       CHARGES       CHARGES       CHARGES
                                           ---------     ---------     ---------     ---------     ---------    --------------
Facility closure costs:
  Severance .............................. $  62,487     $   5,677     $   3,606     $  60,703     $ 132,473     cash
  Long-lived asset impairment ............    46,646        14,373        16,469       155,046       232,534     non-cash
  Exit costs .............................    24,201         5,650        19,703       160,368       209,922     cash/non-cash
                                           ---------     ---------     ---------     ---------     ---------
      Total facility closure costs .......   133,334        25,700        39,778       376,117       574,929
Direct transaction costs:
  Professional fees ......................    50,851         7,247         6,250            --        64,348     cash
  Other costs ............................    22,382        15,448           248            --        38,078     cash/non-cash
                                           ---------     ---------     ---------     ---------     ---------
      Total direct transaction costs .....    73,233        22,695         6,498            --       102,426
                                           ---------     ---------     ---------     ---------     ---------
Motorola equity instrument ...............   286,537            --            --            --       286,537     non-cash
                                           ---------     ---------     ---------     ---------     ---------
Other unusual charges ....................        --            --            --         9,450         9,450     non-cash
                                           ---------     ---------     ---------     ---------     ---------
      Total Unusual Charges ..............   493,104        48,395        46,276       385,567       973,342
                                           ---------     ---------     ---------     ---------     ---------
Income tax benefit .......................   (30,000)       (6,000)       (6,500)     (110,000)     (152,500)
                                           ---------     ---------     ---------     ---------     ---------
      Net Unusual Charges ................ $ 463,104     $  42,395     $  39,776     $ 275,567     $ 820,842
                                           =========     =========     =========     =========     =========


        In connection with the fiscal 2001 facility closures, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. As discussed below, $510.5 million of the charges relating to facility closures have been classified as a component of Cost of Sales during the fiscal year ended March 31, 2001.

        Of the total pre-tax facility closure costs recorded in fiscal 2001, $132.5 million relates to employee termination costs, of which $68.1 million has been classified as a component of Cost of Sales. As a result of the various exit plans, the Company identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of September 30, 2001, 9,091 employees have been terminated, and another 2,178 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. During the first and second quarters of fiscal 2002, the Company paid employee termination costs of approximately $28.3 million and $11.3 million, respectively. The remaining $32.1 million of employee termination costs is classified as accrued liabilities as of September 30, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

        The unusual pre-tax charges recorded in fiscal 2001 included $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales during fiscal 2001. Included in the long-lived asset impairment are charges of $229.1 million, which related to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their fair value of $192.0 million. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For the assets that are being held for use, an impairment loss is recognized if the carrying amount of these assets exceed the fair value of the assets. Certain other assets will be held for disposal, an impairment loss is recognized if the carrying amount of these assets exceed the fair value less cost to sell. The impaired long-lived assets consisted primarily of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also included the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

        The unusual pre-tax charges recorded in fiscal 2001 also included approximately $209.9 million for other exit costs. This amount has been classified as a component of Cost of Sales. The other exit costs recorded, primarily related to items such as building and equipment lease termination costs, warranty costs, current asset impairments and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the various exit plans. During the first and second quarters of fiscal 2002, the Company paid other exit costs of approximately $17.2 million and $33.2 million, respectively. Additionally, approximately $3.9 million of other exit costs were non-cash charges utilized during the first quarter of fiscal 2002. The remaining $41.0 million of other exit costs is classified as accrued liabilities as of September 30, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

        The direct transaction costs recorded in fiscal 2001 included approximately $64.3 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the merger transactions. Other direct transaction costs which totaled approximately $38.1 million were mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation and benefit-related expenses. Approximately $28.2 million of the direct transaction costs were non-cash charges utilized during fiscal 2001. During the first and second quarters of fiscal 2002, the Company paid approximately $1.3 million and $0.3 million of direct transaction costs. There is a remaining balance of $1.7 million which is classified in accrued liabilities as of September 30, 2001 and is expected to be substantially paid out in the subsequent quarters.

        The following table summarizes the balance of the facility closure costs as of March 31, 2001 and the type and amount of closure costs provisioned for and utilized during the first and second quarters of fiscal 2002.

                                                   LONG-LIVED
                                                      ASSET      OTHER EXIT
                                    SEVERANCE      IMPAIRMENT       COSTS          TOTAL
                                    ---------      ----------     ---------       ---------
Balance at March 31, 2001 .......   $  71,734       $     --       $ 95,343       $ 167,077
Activities during the quarter:
   First quarter provision ......          --             --             --              --
   Cash charges .................     (28,264)            --        (17,219)        (45,483)
   Non-cash charges .............          --             --         (3,947)         (3,947)
                                    ---------       --------      ---------       ---------
 Balance at June 30, 2001 .......      43,470             --         74,177         117,647
 Activities during the quarter:
   Second quarter provision .....     123,961        163,724        212,660         500,345
   Cash charges .................     (30,743)            --        (35,353)        (66,096)
   Non-cash charges .............          --       (163,724)      (111,486)       (275,210)
                                    ---------       --------      ---------       ---------
 Balance at September 30, 2001 ..   $ 136,688       $     --      $ 139,998       $ 276,686
                                    =========       ========      =========       =========


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

        Earnings per share data were computed as follows (in thousands, except per share amounts):

                                                        Three months ended              Six months ended
                                                   September 30,   September 30,  September 30,  September 30,
                                                        2001            2000           2001           2000
                                                   -------------   -------------  -------------  -------------
Basic earnings (loss) per share:
Net income (loss) ................................   $(329,805)      $  49,927      $(241,477)      $(320,635)
                                                     ---------       ---------      ---------       ---------
Shares used in computation:
Weighted-average ordinary shares outstanding .....     481,381         436,376        480,208         429,476
                                                     =========       =========      =========       =========
Basic earnings (loss) per share ..................   $   (0.69)      $    0.11      $   (0.50)      $   (0.75)
                                                     =========       =========      =========       =========
Diluted earnings (loss) per share:
Net income (loss) ................................   $(329,805)      $  49,927      $(241,477)      $(320,635)

Shares used in computation:
Weighted-average ordinary shares outstanding .....     481,381         436,376        480,208         429,476
Shares applicable to exercise of dilutive
  options(1),(2) .................................          --          44,425             --              --
                                                     ---------       ---------      ---------       ---------
   Shares applicable to diluted earnings .........     481,381         480,801        480,208         429,476
                                                     =========       =========      =========       =========
Diluted earnings (loss) per share ................   $   (0.69)      $    0.10      $   (0.50)      $   (0.75)
                                                     =========       =========      =========       =========

        (1) Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 1,527,666 shares outstanding during the three months ended September 30, 2000 were excluded from the computation of diluted earnings per share because the exercise price of these options were greater than the average market price of the Company's ordinary shares during the period.

        (2) The ordinary share equivalents from stock options and other equity instruments were anti-dilutive for the six months ended September 30, 2000 and the three and six months ended September 30, 2001, and therefore not assumed to be converted for diluted earnings per share computation.

Note E - COMPREHENSIVE INCOME

     The following table summarizes the components of comprehensive income (in thousands):

                                                                Three months ended              Six months ended
                                                          September 30,   September 30,   September 30,   September 30,
                                                               2001           2000            2001            2000
                                                          -------------   -------------   -------------   -------------
Net income (loss) .......................................   $(329,805)      $  49,927       $(241,477)      $(320,635)
 Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax ..      17,348         (40,274)         (6,926)        (46,496)
  Unrealized holding gain (loss) on investments and
    derivatives, net of tax .............................      (3,030)         13,262           5,514         (22,101)
                                                            ---------       ---------       ---------       ---------
Comprehensive income (loss) .............................   $(315,487)      $  22,915       $(242,889)      $(389,232)
                                                            =========       =========       =========       =========

Note F - SEGMENT REPORTING

   Information about segments was as follows (in thousands):

                                                   Three months ended                  Six months ended
                                             September 30,     September 30,     September 30,     September 30,
                                                 2001              2000              2001              2000
                                             -------------     -------------     -------------     -------------
Net Sales:
 Asia .....................................   $   878,895       $   619,482       $ 1,507,014       $ 1,164,727
 Americas .................................       966,787         1,487,411         2,095,383         2,686,475
 Western Europe ...........................       871,943           556,551         1,490,262         1,072,526
 Central Europe ...........................       709,980           505,960         1,466,369           967,010
 Intercompany eliminations ................      (182,687)          (90,406)         (203,512)         (134,766)
                                              -----------       -----------       -----------       -----------
                                              $ 3,244,918       $ 3,078,998       $ 6,355,516       $ 5,755,972
                                              ===========       ===========       ===========       ===========
Income (Loss) before Income Tax:
 Asia .....................................   $   (29,805)      $    25,761       $    14,163       $    38,307
 Americas .................................      (200,950)            7,306          (174,859)         (165,372)
 Western Europe ...........................      (156,462)            9,515          (147,935)           20,561
 Central Europe ...........................       (50,452)            4,637           (34,839)           14,175
 Intercompany eliminations,
   corporate allocations and Motorola
   one-time non-cash charge (see Note C) ..        (1,151)           11,183             3,007          (235,896)
                                              -----------       -----------       -----------       -----------
                                              $  (438,820)      $    58,402       $  (340,463)      $  (328,225)
                                              ===========       ===========       ===========       ===========

                                                   As of                 As of
                                               September 30,           March 31,
                                                   2001                  2001
                                                ----------            ----------
Long-lived Assets:
  Asia .......................................  $  558,468            $  503,094
  Americas ...................................     699,970               636,399
  Western Europe .............................     422,751               371,064
  Central Europe .............................     354,114               317,884
                                                ----------            ----------
                                                $2,035,303            $1,828,441
                                                ==========            ==========

   For purposes of the preceding tables, "Asia" includes China, India, Malaysia, Singapore, Thailand and Taiwan, "Americas" includes Brazil, Mexico and the

United States, "Western Europe" includes Denmark, Finland, France, Germany, Netherlands, Norway, Poland, Spain, Sweden, Switzerland and the United Kingdom, and "Central Europe" includes Austria, the Czech Republic, Hungary, Ireland, Israel, Italy and Scotland.

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

Note H -- PURCHASE OF ASSETS

        In April 2001, the Company entered into a definitive agreement with Ericsson Telecom AB ("Ericsson") with respect to its management of the operations of Ericsson's mobile telephone operations. Operations under this arrangement commenced in the first quarter of fiscal 2002. Under this agreement, the Company is to provide a substantial portion of Ericsson's mobile phone requirements. The Company assumed responsibility for product assembly, new product prototyping, supply chain management and logistics management in which we process customer orders from Ericsson and configure and ship products to Ericsson's customers. In connection with this relationship, the Company employed the existing workforce for certain operations, and purchased from Ericsson certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value of approximately $353.2 million.

        In July 2001, the Company acquired Alcatel's manufacturing facility and related assets located in Laval, France. All of Alcatel's GSM handset production will be consolidated from Illkirch, France, to the Company's facility in Laval. The acquisition was accounted for as a purchase of assets. In connection with this acquisition, the Company entered into a long-term supply agreement with Alcatel to provide printed circuit board assembly, final systems assembly and various engineering support services. The Company purchased from Alcatel certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value.

Note I - NEW ACCOUNTING STANDARDS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 and No. 142, "Business Combinations" and "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged,regardless of the acquirer's intent to do so. Other intangible assets will continue to be valued and amortized over their estimated useful lives; in-process research and development will continue to be written off immediately.

       The Company adopted SFAS 142 in the first quarter of fiscal 2002 and will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $124.2 million, based on anticipated amortization for fiscal 2002. At September 30, 2001, unamortized goodwill approximated $1.1 billion. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. The Company has completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in fiscal 2002 in connection with the adoption of SFAS 142.

        Goodwill information for each reportable segment is as follows (in thousands):

                                  As of             Goodwill           As of
                              April 1, 2001         Acquired     September 30, 2001
                              -------------        ----------    ------------------
Segments:
 Asia ......................    $  186,515         $    6,165         $  192,680
 Americas ..................       300,041            115,857            415,898
 Western Europe ............       346,873             14,697            361,570
 Central Europe ............       123,862             14,442            138,304
                                ----------         ----------         ----------
                                $  957,291         $  151,161         $1,108,452
                                ==========         ==========         ==========

        During the first six months of fiscal 2002, $151.2 million of goodwill resulted from several immaterial business acquisitions and contingent purchase price adjustments for historical acquisitions.

        Net income and earnings per share for the three and six months ended September 30, 2000 adjusted to exclude goodwill amortization expenses, net of tax, are as follows (in thousands):

                                             Three months ended    Six months ended
                                                September 30,        September 30,
                                                    2000                 2000
                                             ------------------    ----------------
Net income (loss) as reported ................     $  49,927          $(320,635)
                                                   ---------          ---------
Add back: Goodwill amortization expense ......        10,248             18,088
                                                   ---------          ---------
Adjusted net income (loss) ...................     $  60,175          $(302,547)
                                                   =========          =========

        The pro forma effects of the adoption on net income and earnings per share of the Company during the three and six months ended September 30, 2000 are as follows:

                                               Three months ended  Six months ended
                                                   September 30,     September 30,
                                                       2000              2000
                                               ------------------  ----------------
Basic earnings (loss) per share:
As reported .................................         $   0.11         $  (0.75)
                                                      --------         --------
Add back: Goodwill amortization expense .....             0.03             0.05
                                                      --------         --------
Pro forma ...................................         $   0.14         $  (0.70)
                                                      ========         ========
Diluted earnings (loss) per share:
As reported .................................         $   0.10         $  (0.75)
                                                      --------         --------
Add back: Goodwill amortization expense .....             0.03             0.05
                                                      --------         --------
Pro forma ...................................         $   0.13         $  (0.70)
                                                      ========         ========

        All of the Company's acquired intangible assets are subject to amortization. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangible assets including work forces, favorable leases and customer lists. Contractual agreements are being amortized over periods up to five years. Purchased developed technologies are being amortized on a straight-line basis over periods of up to seven years. Other acquired intangible assets relate to assembled work forces, favorable leases and customer lists, and are amortized on a straight-line basis over three to ten years. No significant residual value is estimated for the intangible assets. During the first six months of fiscal
2002, there were immaterial additions to intangible assets, primarily related to acquired developed technologies. Intangible assets amortization expense for the first and second quarters of fiscal 2002 was approximately $2.3 million and $3.8 million, respectively. The components of intangible assets are as follows (in thousands):

                                         September 30, 2001                          March 31, 2001
                              -------------------------------------      -------------------------------------
                               Gross                          Net         Gross                         Net
                              Carrying    Accumulated      Carrying      Carrying     Accumulated     Carrying
                               Amount     Amortization      Amount        Amount      Amortization     Amount
                              --------    ------------     --------      --------     ------------    --------
Intangibles:
 Contractual Agreements ...   $ 17,300     $ (4,256)       $ 13,044      $ 17,304      $ (1,714)      $ 15,590
 Patents and Trademarks ...      1,100         (576)            524         7,625        (5,514)         2,111
 Developed  Technologies ..     13,725       (5,976)          7,749         1,275          (850)           425
 All Other ................     17,279      (10,456)          6,823        17,629        (9,662)         7,967
                              --------     --------        --------      --------      --------       --------
Total .....................   $ 49,404     $(21,264)       $ 28,140      $ 43,833      $(17,740)      $ 26,093
                              ========     ========        ========      ========      ========       ========


        The corresponding amortization expenses of the intangible assets listed above were as follows for the three and six months ended September 30, 2001 and 2000 (in thousands):

                                       Three months ended              Six months ended
                                 September 30,   September 30,   September 30,   September 30,
                                     2001            2000            2001            2000
                                 -------------   -------------   -------------   -------------
Intangible Assets:
 Contractual Agreements ........    $1,329          $  237          $2,542          $  350
 Patents and Trademarks ........        30             109              60             213
 Developed Technologies ........       268             268             536             536
 All Other .....................     2,175           1,643           2,920           2,688
                                    ------          ------          ------          ------
Total Amortization Expense .....    $3,802          $2,257          $6,058          $3,787
                                    ======          ======          ======          ======

        Expected future estimated annual amortization expense is as follows (in thousands):

Fiscal Years:
  2002 ..........................................................       $ 5,289*
  2003 ..........................................................         9,566
  2004 ..........................................................         8,092
  2005 ..........................................................         2,392
  2006 ..........................................................           863
  Thereafter ....................................................         1,938
                                                                        -------
Total Amortization Expense ......................................       $28,140
                                                                        =======

* Represents remaining six month period ended March 31, 2002.


        On April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138. All derivative instruments are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in Other Comprehensive Income ("OCI") and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments under SFAS 133, changes in fair values are recognized in earnings in the current period. Such instruments are typically forward contracts used to hedge foreign currency balance sheet exposures.

        The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales and assets and liabilities denominated in non-functional currencies. The Company has established currency risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign currency exchange rates. The Company enters into short-term foreign currency forward contracts and borrowings to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable and accounts payable, and cash flows denominated in non-functional currencies.

        At September 30, 2001, the fair value of the equity derivative instruments resulted in the recording of an asset of approximately $8.1 million with the corresponding credit to OCI. All of this amount is expected to be recognized in earnings over the next twelve months.

Note J - SUBSEQUENT EVENTS

        In October 2001, the Company announced a manufacturing agreement with Xerox Corporation ("Xerox"). The Company is to acquire Xerox's manufacturing facilities and related assets in Toronto, Canada; Resende, Brazil; Aguascalientes, Mexico; and Penang, Malaysia. The agreement includes payment to Xerox currently estimated to be approximately $220.0 million for the purchase of certain inventory, equipment and other assets, and the assumption of certain liabilities at their net book value. In connection with the acquisition, the Company entered into a five-year contract for the manufacture of certain Xerox office equipment and components. The acquisition will be accounted for as a purchase of assets.

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

ACQUISITIONS

        We have actively pursued mergers and other business acquisitions to expand our global reach, manufacturing capacity and service offerings and to diversify and strengthen customer relationships. Since the beginning of fiscal 2001, we have completed over 20 acquisitions of businesses and manufacturing facilities, including: JIT Holdings Ltd, Chatham Technologies, Inc., Lightning Metal Specialties and related entities, Palo Alto Products International Pte. Ltd. and The DII Group, Inc.

        These acquisitions were accounted for as pooling of interests and our condensed consolidated financial statements have been restated to reflect the combined operations of the merged companies for all periods presented. We have completed since fiscal 2001 other immaterial pooling of interests transactions, prior period statements had not been restated.

       We have also made a number of business acquisitions of other companies since fiscal 2001, which were accounted for using the purchase method. Accordingly our consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

RECENT STRATEGIC TRANSACTIONS

       In April 2001, the Company entered into a definitive agreement with Ericsson Telecom AB ("Ericsson") with respect to its management of the operations of Ericsson's mobile telephone operations. Operations under this arrangement commenced in the first quarter of fiscal 2002. Under this agreement, the Company is to provide a substantial portion of Ericsson's mobile phone requirements. The Company assumed responsibility for product assembly, new product prototyping, supply chain management and logistics management in which we process customer orders from Ericsson and configure and ship products to Ericsson's customers. In connection with this relationship, the Company employed the existing workforce for certain operations, and purchased from Ericsson certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value of approximately $353.2 million.

        In July 2001, the Company acquired Alcatel's manufacturing facility and related assets located in Laval, France. All of Alcatel's GSM handset production will be consolidated from Illkirch, France, to the Company's facility in Laval. The acquisition was accounted for as a purchase of assets. In connection with this acquisition, the Company entered into a long-term supply agreement with Alcatel to provide printed circuit board assembly, final systems assembly and various engineering support services. The Company purchased from Alcatel certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2001              2000            2001            2000
                                                   -------------     -------------   -------------   ------------
Net sales .................................            100.0%           100.0%          100.0%           100.0%
Cost of sales .............................             93.6             91.9            93.1             92.1
Unusual charges ...........................             13.5              0.8             6.9              1.9
                                                       -----            -----           -----            -----
     Gross margin (loss) ..................             (7.1)             7.3              --              6.0
Selling, general and administrative .......              3.3              3.5             3.4              3.5
Goodwill and intangibles amortization .....              0.1              0.4             0.1              0.4
Unusual charges ...........................              2.4              0.8             1.2              7.5
Interest and other expense, net ...........              0.7              0.7             0.7              0.3
                                                       -----            -----           -----            -----
     Income (loss) before income taxes ....            (13.6)             1.9            (5.4)            (5.7)
Provision for (benefit from) income taxes .             (3.4)             0.3            (1.6)            (0.1)
                                                       -----            -----           -----            -----
      Net income (loss) ...................            (10.2)%            1.6%           (3.8)%           (5.6)%
                                                       =====            =====           =====            =====


Net Sales

        We derive our net sales from the assembly of complex printed circuit boards, or PCBs, and complete systems and products, fabrication and assembly of plastic and metal enclosures, and fabrication of PCBs and backplanes. In addition, through our photonics division, we manufacture and assemble photonics components and integrate them into PCB assemblies and other systems. Throughout the production process, we offer design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging, and distribution; and automation of key components of the supply chain through advanced information technologies. In addition, we have added other after-market services such as network installation.

        Net sales for the second quarter of fiscal 2002 increased 5% to $3.3 billion from $3.1 billion for the second quarter of fiscal 2001. Net sales for the first six months of fiscal 2002 increased 10% to $6.4 billion from $5.8 billion for the same period in fiscal 2001. The increase in net sales was primarily the result of the incremental revenues associated with the purchase of several manufacturing facilities during the first six months of fiscal 2002, and to a lesser extent, the further expansion of sales to our existing customers as well as further expansion of sales to new customers worldwide. A continued decline in demand due to the economic downturn experienced by the electronics industry, which has been driven by a combination of weakening end-market demand (particularly in the telecommunications and networking sectors) and our customers' inventory imbalances has resulted in slowing the rate of growth in our net sales.

        Our ten largest customers in the first six months of fiscal 2002 and 2001 accounted for approximately 64% and 58% of net sales, respectively, with Ericsson accounting for approximately 26% in the first six months of fiscal 2002. No other customer accounted for more than 10% of net sales. No customer accounted for more than 10% of net sales in the corresponding period of fiscal 2001. See "Certain Factors Affecting Operating Results - The Majority of our Sales Comes from a Small Number of Customers; If We Lose any of these Customers, our Sales Could Decline Significantly" and "Certain Factors Affecting Operating Results - We Depend on the Electronics Devices, Information Technologies Infrastructure, Communications Infrastructure and Computer and Office Automation Industries which Continually Produce Technologically Advanced Products with Short Life Cycles; Our Inability to Continually Manufacture such Products on a Cost-Effective Basis could Harm our Business".

Gross Profit

        Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions.

        Gross profit for the second quarter of fiscal 2002 decreased by $456.0 million from $225.3 million in the second quarter of fiscal 2001, primarily attributable to unusual pre-tax charges amounting to $439.4 million in the second quarter of fiscal 2002. The unusual charges were associated with the facility closure costs, as more fully described below in "Unusual Charges". Excluding the unusual charges, gross margin was 6.4% and 6.9% for the second quarter and six months ended September 2001, respectively, compared to 8.1% and 7.9% for the corresponding periods in fiscal 2001. Our gross margin was affected by several factors, primarily,(i) under absorbed fixed costs caused by the underutilization of capacity, resulting from the economic downturn experienced by the electronics industry; (ii) costs associated with the startup of new customers and new projects, which typically carry higher levels of underabsorbed manufacturing overhead costs until the projects reach higher volume production;
(iii) higher costs associated with expanding our facilities; and to a lesser extent, (iv) changes in product mix to higher volume printed circuit board assembly projects and final systems assembly projects, which typically have a lower gross margin. See "Certain Factors Affecting Operating Results - If We Do Not Manage Effectively Changes in Our Operations, Our Business May be Harmed," and "- We may be Adversely Affected by Shortages of Required Electronic Components".

        Increased mix of products that have relatively high material costs as a percentage of total unit costs has historically been a factor that has adversely affected our gross margins. Further, we may enter into supply arrangements in connection with strategic relationships and original equipment manufacturer ("OEM") divestitures. These arrangements, which are relatively larger in scale, could adversely affect our gross margins. We believe that these and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Unusual Charges

Fiscal 2002

        We recognized unusual pre-tax charges of approximately $516.1 million during the second quarter of fiscal 2002, of which $500.3 million related to closures of several manufacturing facilities and $15.8 million primarily for the impairment of investments in certain technology companies. As further discussed below, $439.4 million of the charges relating to facility closures have been classified as a component of Cost of Sales.

        Unusual charges recorded in the second quarter of fiscal 2002 by segments are as follows: Americas, $224.4 million; Asia, $70.7 million; Western Europe, $170.1 million; and Central Europe, $50.9 million.

        The components of the unusual charges recorded in the second quarter of fiscal 2002 are as follows (in thousands):

Facility closure costs:
  Severance ............................$ 123,961       cash
  Long-lived asset impairment ..........  163,724       non-cash
  Exit costs ...........................  212,660       cash/non-cash
                                        ---------
      Total facility closure costs .....  500,345
Other unusual charges ..................   15,750       cash/non-cash
                                        ---------
  Total Unusual Charges ................  516,095
                                        ---------
Income tax benefit ..................... (117,115)
                                        ---------
  Net Unusual Charges ..................$ 398,980
                                        =========


        In connection with the September 2001 quarter facility closures, we developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

        Of the total pre-tax facility closure costs recorded in the second quarter, $124.0 million relates to employee termination costs, of which $93.4 million has been classified as a component of Cost of Sales. As a result of the various exit plans, we identified 11,168 employees to be involuntarily terminated related to the various facility closures. As of September 30, 2001, 1,195 employees have been terminated, and another 9,973 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. During the September 2001 quarter, we paid employee termination costs of approximately $19.4 million related to the fiscal 2002 restructuring activities. The remaining $104.6 million of employee termination costs is classified as accrued liabilities as of September 30, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

        The unusual pre-tax charges recorded in the second quarter included $163.7 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $232.6 million. This amount has been classified as a component of Cost of Sales during the September 2001 quarter. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the asset will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For the assets that are being held for use, an impairment loss is recognized if the carrying amounts of these assets exceed the fair value of the assets. Certain assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For the assets that are being held for disposal, an impairment loss is recognized if the carrying amounts of these assets exceed the fair value less cost to sell. The impaired long-lived assets consisted primarily of machinery and equipment of $105.7 million and building and improvements of $58.0 million.

        The unusual pre-tax charges, also included approximately $212.7 million for other exit costs. Approximately $182.3 million of this amount has been classified as a component of Cost of Sales. The other exit costs recorded, primarily related to items such as building and equipment lease termination costs, warranty costs, current asset impairments and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the various exit plans. We paid approximately $2.2 million of other exit costs during the second quarter and $111.5 million of non-cash charges were utilized during the same period. The remaining $99.0 million is classified as accrued liabilities as of September 30, 2001 and is expected to be substantially paid out within one year from the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

Fiscal 2001

        We recognized unusual pre-tax charges of approximately $973.3 million during fiscal year 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola, Inc. ("Motorola") combined with approximately $206.6 million of expenses resulting from The DII Group, Inc. and Palo Alto Products International Pte. Ltd. mergers and related facility closures. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the mergers with Chatham Technologies, Inc. and Lightning Metal Specialties (and related entities) and related facility closures. In the third quarter, we recognized unusual pre-tax charges of approximately $46.3 million, primarily related to the merger with JIT Holdings Ltd. and related facility closures. During the fourth quarter, we recognized unusual pre-tax charges, amounting to $376.1 million related to closures of several manufacturing facilities and $9.5 million of other unusual charges, specifically for the impairment of investments in certain technology companies.

        On May 30, 2000, we entered into a strategic alliance for product manufacturing with Motorola. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitled it to acquire 22.0 million Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to us. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. In June 2001, we entered into an agreement with Motorola under which it repurchased this equity instrument for $112.0 million.

        Unusual charges excluding the Motorola equity instrument by segments are as follows: Americas, $553.1 million; Asia, $86.5 million; Western Europe, $32.9 million; and Central Europe, $14.3 million. Unusual charges related to the Motorola equity instrument is not specific to a particular segment, and as such, has not been allocated to a particular geographic segment.


The components of the unusual charges recorded in fiscal 2001 are as follows (in thousands):

                                                                                                      TOTAL
                                           FIRST         SECOND          THIRD         FOURTH         FISCAL
                                          QUARTER        QUARTER        QUARTER        QUARTER         2001        NATURE OF
                                          CHARGES        CHARGES        CHARGES        CHARGES        CHARGES       CHARGES
                                         ---------      ---------      ---------      ---------      ---------     ---------

Facility closure costs:
  Severance ...........................  $  62,487      $   5,677      $   3,606      $  60,703      $ 132,473      cash
  Long-lived asset impairment .........     46,646         14,373         16,469        155,046        232,534      non-cash
  Exit costs ..........................     24,201          5,650         19,703        160,368        209,922      cash/non-cash
                                         ---------      ---------      ---------      ---------      ---------
      Total facility closure costs ....    133,334         25,700         39,778        376,117        574,929
Direct transaction costs:
  Professional fees ...................     50,851          7,247          6,250             --         64,348      cash
  Other costs .........................     22,382         15,448            248             --         38,078      cash/non-cash
                                         ---------      ---------      ---------      ---------      ---------
      Total direct transaction costs ..     73,233         22,695          6,498             --        102,426
                                         ---------      ---------      ---------      ---------      ---------
Motorola equity instrument ............    286,537             --             --             --        286,537      non-cash
                                         ---------      ---------      ---------      ---------      ---------
Other unusual charges .................         --             --             --          9,450          9,450      non-cash
                                         ---------      ---------      ---------      ---------      ---------
      Total Unusual Charges ...........    493,104         48,395         46,276        385,567        973,342
                                         ---------      ---------      ---------      ---------      ---------
Income tax benefit ....................    (30,000)        (6,000)        (6,500)      (110,000)      (152,500)
                                         ---------      ---------      ---------      ---------      ---------
      Net Unusual Charges .............  $ 463,104      $  42,395      $  39,776      $ 275,567      $ 820,842
                                         =========      =========      =========      =========      =========

       In connection with the fiscal 2001 facility closures, we developed formal plans to exit certain activities and involuntarily terminate employees. Management's plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. As discussed below, $510.5 million of the charges relating to facility closures have been classified as a component of Cost of Sales during the fiscal year ended March 31, 2001.


        Of the total pre-tax facility closure costs recorded in fiscal 2001 $132.5 million relates to employee termination costs, of which $68.1 million has been classified as a component of Cost of Sales. As a result of the various exit plans, we identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of September 30, 2001, 9,091 employees have been terminated, and another 2,178 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. During the first and second quarters of fiscal 2002, we paid employee termination costs of approximately $28.3 million and $11.3 million, respectively. The remaining $32.1 million of employee termination costs is classified as accrued liabilities as of September 30, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

        The unusual pre-tax charges recorded in fiscal 2001 included $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales during fiscal 2001. Included in the long-lived asset impairment are charges of $229.1 million, which related to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their fair value of $192.0 million. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For the assets that are being held for use, an impairment loss is recognized if the carrying amount of these assets exceed the fair value of the assets. Certain other assets will be held for disposal, an impairment loss is recognized if the carrying amount of these assets exceed the fair value less cost to sell. The impaired long-lived assets consisted primarily of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also included the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

        The unusual pre-tax charges recorded in fiscal 2001, also included approximately $209.9 million for other exit costs. This amount has been classified as a component of Cost of Sales. The other exit costs recorded, primarily related to items such as building and equipment lease termination costs, warranty costs, current asset impairments and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the various exit plans. During the first and second quarters of fiscal 2002, we paid other exit costs of approximately $17.2 million and $33.2 million, respectively. Additionally, approximately $3.9 million of other exit costs were non-cash charges utilized during the first quarter of fiscal 2002. The remaining $41.0 million of other exit costs is classified as accrued liabilities as of September 30, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

        The direct transaction costs recorded in fiscal 2001, included approximately $64.3 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the merger transactions. Other direct transaction costs which totaled approximately $38.1 million were mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation and benefit-related expenses. Approximately $28.2 million of the direct transaction costs were non-cash charges utilized during fiscal 2001. During the first and second quarters of fiscal 2002, we paid approximately $1.3 million and $0.3 million of direct transaction costs. There is a remaining balance of $1.7 million which is classified in accrued liabilities as of September 30, 2001 and is expected to be substantially paid out in the subsequent quarters.

        The following table summarizes the balance of the facility closure costs as of March 31, 2001 and the type and amount of closure costs provisioned for and utilized during the first and second quarters of fiscal 2002.

                                                 LONG-LIVED
                                                    ASSET       OTHER EXIT
                                   SEVERANCE     IMPAIRMENT        COSTS           TOTAL
                                   ---------     ----------      ---------       ---------
Balance at March 31, 2001 ......   $  71,734       $     --      $  95,343       $ 167,077
Activities during the quarter:
   First quarter provision .....          --             --             --              --
   Cash charges ................     (28,264)            --        (17,219)        (45,483)
   Non-cash charges ............          --             --         (3,947)         (3,947)
                                   ---------       --------      ---------       ---------
Balance at June 30, 2001 .......      43,470             --         74,177         117,647
Activities during the quarter:
   Second quarter provision ....     123,961        163,724        212,660         500,345
   Cash charges ................     (30,743)            --        (35,353)        (66,096)
   Non-cash charges ............          --       (163,724)      (111,486)       (275,210)
                                   ---------       --------      ---------       ---------
Balance at September 30, 2001 ..   $ 136,688       $     --      $ 139,998       $ 276,686
                                   =========       ========      =========       =========

We believe that the cost of goods sold savings achieved through lower depreciation and reduced employee expense will be offset by reduced revenues at the affected facilities.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the second quarter of fiscal 2002 decreased slightly to $105.5 million from $107.9 million in the same quarter of fiscal 2001, and decreased as a percentage of net sales to 3.3% for the second quarter of fiscal 2002 compared to 3.5% for the same period of fiscal 2001. The dollar decrease in SG&A was directly attributable to the Company's restructuring activities and to a lesser extent a corporate-wide austerity program that focused on reducing discretionary spending. SG&A increased to $214.3 million in the first six months of fiscal 2002 from $202.8 million in the same period of fiscal 2001, but decreased as a percentage of net sales to 3.4% in the first six months of fiscal 2002 from 3.5% in the same period of fiscal 2001. The dollar increase in SG&A was primarily due to the continued investment in infrastructure such as sales, marketing, supply-chain management, information systems and other related corporate and administrative expenses. The declining SG&A as a percentage of net sales reflects our continued focus on controlling our discretionary operating expenses, while expanding our net sales.

Goodwill and Intangibles Amortization

        Goodwill and intangibles asset amortization for the second quarter of fiscal 2002 decreased to $3.8 million from $12.5 million for the same period of fiscal 2001. Goodwill and intangibles asset amortization decreased to $6.1 million in the first six months of fiscal 2002 from $21.9 million in the same period of fiscal 2001. The decreases in goodwill and intangibles assets amortization was a direct result of the adoption of Statement of Financial Accounting Standards (SFAS) 142, effectively discontinuing the amortization of goodwill. As of September 30,2001, unamortized goodwill approximated $1.1 billion. Such goodwill is no longer subject to amortization but instead is now subject to impairment testing on at least an annual basis, as discussed in Note I, "New Accounting Standards," of the Notes to Condensed Consolidated Financial Statements.

Interest and Other Expense, Net

        Interest and other expense, net was $22.2 million for the second quarter of fiscal 2002 compared to $22.4 million for the corresponding quarter of fiscal 2001. Interest and other expense, net was $44.6 million in the first six months of fiscal 2002 compared to $18.2 million for the corresponding period of fiscal 2001. The increase in interest and other expense, net in the first six months of fiscal 2002 was mainly due to lower gains recorded on the sale of marketable securities as compared to the $22.4 million gain on sale of marketable securities we recorded in the first quarter of fiscal 2001.

Provision for Income Taxes

        Our consolidated effective tax rate was a benefit of 24.8% and 29.1% for the second quarter and first six months of fiscal 2002, respectively, compared to a 14.5% provision and a benefit of 2.3% for the comparable periods of fiscal 2001. Excluding the unusual charges, the effective income tax rate was 10.0% in the second quarter and first six months of fiscal 2002. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. See "Certain Factors Affecting Operating Results - We are Subject to the Risk of Increased Taxes".

Liquidity and Capital Resources

        As of September 30, 2001, we had cash and cash equivalents totaling $400.3 million, total bank and other debts totaling $1.3 billion and had $382.0 million available for future borrowing under our credit facility subject to compliance with certain financial covenants.

        Cash provided by operating activities was $435.5 million and cash used in operating activities was $279.8 million for the first six months of fiscal 2002 and fiscal 2001, respectively. Cash provided by operating activities in the first six months of fiscal 2002 was primarily due to significant reductions of inventory and increases in accounts payable. Cash used in operations for the first six months of fiscal 2001 was the result of significant increases in inventory and accounts receivable, partially offset by an increase in accounts payable.

        Accounts receivable, net of allowance for doubtful accounts was $1.7 billion at September 30, 2001 and March 31, 2001, remaining relatively unchanged primarily because net sales was relatively unchanged as a result of the recent economic slowdown.

        Inventories decreased 21% to $1.4 billion at September 30, 2001 from $1.8 billion at March 31, 2001. The decrease in inventories was primarily the result of the focused effort by the Company to reduce inventories that were built up for customers in March, in their anticipation of stronger demand which did not materialize.

        Cash used in investing activities was $665.0 million and $614.5 million for the first six months of fiscal 2002 and fiscal 2001, respectively. Cash used in investing activities for the first six months of fiscal 2002 was primarily related to (i) net capital expenditures of $232.6 million to purchase equipment and for continued expansion of manufacturing facilities, (ii) payment of $385.6 million for purchases of manufacturing facilities and related assets from OEMs and (iii) payment of $48.8 million for acquisitions of businesses and offset by $11.0 million for sale of minority investments in the stocks of various technology companies. Cash used in investing activities for the first six months of fiscal 2001 consisted primarily of (i) net capital expenditures of $406.3 million to purchase equipment and for continued expansion of manufacturing facilities, (ii) payment of $163.5 million for purchases of manufacturing facilities and related assets from OEMs and (iii) payment of $65.5 million for acquisitions of businesses and offset by proceeds of $37.6 million for sale of minority equity investments of various technology companies.

        Net cash used in financing activities was $2.3 million for the first six months of fiscal 2002 and net cash provided by financing activities was $763.4 million for the first six months of fiscal 2001. Cash used in financing activities for the first six months of fiscal 2002 primarily resulted from the payment of $112.0 million for the repurchase of the equity instrument from Motorola, $505.5 million of short-term credit facility and long-term debt repayments, offset by $611.7 million of proceeds from long-term debt and bank borrowings. Cash provided by financing activities for the first six months of fiscal 2001 primarily resulted from $1.1 billion of proceeds from long-term debt and bank borrowings, $431.6 million of net proceeds from equity offerings, $100.0 million of proceeds from the issuance of the equity instrument to Motorola, offset by $883.8 million of short-term credit facility and long-term debt repayments.

        We anticipate that our working capital requirements and capital expenditures will continue to increase in order to support the anticipated expansion of our operations. We also anticipate incurring significant capital expenditures and operating lease commitments in order to support our anticipated expansions of our industrial parks in China, Hungary, Mexico, Brazil and Poland. We intend to continue our acquisition strategy and it is possible that future acquisitions may be significant and may require the payment of cash. For example, we recently announced plans to acquire certain manufacturing facilities and related assets of Xerox Corporation, currently estimated to be approximately $220.0 million. Future liquidity needs will also depend on fluctuations in levels of inventory, the timing of expenditures by us on new equipment, the extent to which we utilize operating leases for the new facilities and equipment, levels of shipments and changes in volumes of customer orders.

        Historically, we have funded our operations from the proceeds of public offerings of equity securities and debt, cash and cash equivalents generated from operations, bank debt, sales of accounts receivable and capital equipment lease financings. We believe that our existing cash balances, together with anticipated cash flows from operations, borrowings available under our credit facility and the net proceeds from our recent equity offerings will be sufficient to fund our operations through at least the next twelve months. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. Such financings and other transactions may not be available on terms acceptable to us or at all. See "Certain Factors Affecting Operating Results - If We Do Not Manage Effectively the Expansion of Our Operations, Our Business May be Harmed".


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There were no material changes during the three and six months ended September 30, 2001 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

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

        In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including substantial increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results would be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant unusual charges. As a result of acquisitions and rapid changes in our markets, we recorded unusual charges for merger related costs and related facility closure costs of approximately $534.3 million, net of tax, for the fiscal year ended March 31, 2001 and approximately $399.0 million, net of tax, for the second quarter ended September 30, 2001.

WE DEPEND ON THE HANDHELD ELECTRONICS DEVICES, INFORMATION TECHNOLOGIES INFRASTRUCTURE, COMMUNICATIONS INFRASTRUCTURE AND COMPUTER AND OFFICE AUTOMATION INDUSTRIES WHICH CONTINUALLY PRODUCE TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS ON A COST-EFFECTIVE BASIS COULD HARM OUR BUSINESS.

        We depend on sales to customers in the handheld devices, information technologies infrastructure, communications infrastructure and computer and office automation industries. For the first six months of fiscal 2002, we derived approximately 31% of our revenues from customers in the handheld devices industry, which includes cell phones, pagers and personal digital assistants; approximately 22% of our revenues from providers of information technologies infrastructure, which includes servers, workstations, storage systems, mainframes, hubs and routers ; approximately 20% of our revenues from providers of communications infrastructure, which includes equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches and broadband devices; approximately 10% of our revenue from customers in the computers and office automation industry, which includes copiers, scanners, graphic cards, desktop and notebook computers and peripheral devices such as printers and projectors; and approximately 5% of our revenues from the consumer devices industry, including set-top boxes, home entertainment equipment, cameras and home appliances. The remaining 12% of our revenue was derived from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries. Factors affecting these industries in general could seriously harm our customers and, as a result, us. These factors include:


     o   Rapid changes in technology, which result in short product life cycles;

     o the inability of our customers to successfully market their products, and the failure of these products to gain widespread commercial acceptance; and

     o   recessionary periods in our customers' markets.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.


        EMS providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Many of our customers' industries are experiencing a significant decrease in demand for their products and services. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period, as well as causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins.


        In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We often increase staffing, increase capacity and incur other expenses to meet the anticipated demand of our customers, which may cause reductions in our gross margins if customer orders are delayed or cancelled. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our customers' products. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have increased our manufacturing capacity, and plan further increases, we may not have sufficient capacity at any given time to meet our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand could harm our gross profit and operating income.


OUR OPERATING RESULTS VARY SIGNIFICANTLY.


         We experience significant fluctuations in our results of operations. Some of the principal factors that contribute to these fluctuations are:


     o   changes in demand for our services;

     o our effectiveness in managing manufacturing processes and costs in order to decrease manufacturing expenses;

     o the mix of the types of manufacturing services we provide, as high-volume and low-complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

     o changes in the cost and availability of labor and components, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules;

     o the degree to which we are able to utilize our available manufacturing capacity;

     o our ability to manage the timing of our component purchases so that components are available when needed for production, while avoiding the risks of purchasing inventory in excess of immediate production needs; and

     o local conditions and events that may affect our production volumes, such as labor conditions, political instability and local holidays.


         One of our significant end-markets is the consumer electronics market. This market exhibits particular strength toward the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our third fiscal quarter as compared to our other fiscal quarters.


         We are reconfiguring certain of our operations to further increase our concentration in low-cost locations. This shift of operations resulted in a restructuring charge of $275.6 million, net of tax, in the fourth quarter of fiscal 2001 and $399.0 million, net of tax, in the second quarter of fiscal 2002. At the end of the second quarter of fiscal 2002, $276.7 million of these closure costs remained to be paid.

         In addition, many of our customers are currently experiencing increased volatility in demand, and in many cases reduced demand, for their products. This increases the difficulty of anticipating the levels and timing of future revenues from these customers, and could lead them to defer delivery schedules for products or reduce their volumes of purchases. This would lead to a delay or reduction in our revenues from these customers. Any of these factors or a combination of these factors could seriously harm our business and result in fluctuations in our results of operations.

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS, WHICH COULD HARM OUR BUSINESS.


         Since the beginning of fiscal 2001, we have completed over 20 acquisitions of businesses and manufacturing facilities, and we expect to continue to acquire additional businesses and facilities in the future. Any future acquisitions may require additional debt or equity financing, or the issuance of shares in the transaction. This could increase our leverage or be dilutive to our existing shareholders. We may not be able to identify and complete acquisitions in the future to the same extent as the past, or at all.


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

         In addition, acquisitions involve a number of other risks and challenges, including:

     o   diversion of management's attention;

     o potential loss of key employees and customers of the acquired companies;

     o lack of experience operating in the geographic market or industry sector of the acquired business;

     o an increase in our expenses and working capital requirements, which reduces our return on invested capital; and


     o exposure to unanticipated contingent liabilities of acquired companies.

         Any of these and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition.

OUR STRATEGIC RELATIONSHIPS WITH ERICSSON AND OTHER MAJOR CUSTOMERS CREATE
RISKS.

         In April 2001, we entered into a definitive agreement with Ericsson with respect to our management of its mobile telephone operations. Our ability to achieve any of the anticipated benefits of this relationship is subject to a number of risks, including our ability to meet Ericsson's volume, product quality, timeliness and price requirements, and to achieve anticipated cost reductions. If demand for Ericsson's mobile phone products declines, Ericsson may purchase a lower quantity of products from us than we anticipate. If Ericsson's requirements exceed the volume anticipated by us, we may not be able to meet these requirements on a timely basis. Our inability to meet Ericsson's volume, quality, timeliness and cost requirements, and to quickly resolve any issues with Ericsson, could seriously harm our results of operations. As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under this arrangement, and it may not result in any material revenues or contribute positively to our net income per share. Due to our relationship with Ericsson, other OEMs may not wish to obtain logistics or operations management services from us.

         We have entered into strategic relationships with other customers, and plan to continue to pursue such relationships. These relationships generally involve many, or all, of the risks involved in our new relationship with Ericsson. Similar to our other customer relationships, there are no volume purchase commitments under these relationships, and the revenues we actually achieve may not meet our expectations. In anticipation of future activities under these strategic relationships, we are incurring substantial expenses as we add personnel and manufacturing capacity and procure materials. Our operating results will be seriously harmed if sales do not develop to the extent and within the time frame we anticipate.

WE DEPEND ON THE CONTINUING TREND OF OUTSOURCING BY OEMS.

         Future growth in our revenue depends on new outsourcing opportunities in which we assume additional manufacturing and supply chain management responsibilities from OEMs. To the extent that these opportunities are not available, either because OEMs decide to perform these functions internally or because they use other providers of these services, our future growth would be limited.

OUR ACQUISITION OF DIVESTED ASSETS AND FACILITIES FROM OEMS CAN RESULT IN UNFAVORABLE PRICING TERMS AND DIFFICULTIES IN INTEGRATING THE ACQUIRED ASSETS, WHICH MAY HARM OUR RESULTS OF OPERATIONS.

         In the past, we have entered into arrangements to acquire manufacturing assets and facilities from OEMs, and then to use the assets and facilities to provide electronics manufacturing services to the OEM. For example, we recently agreed to acquire facilities in Canada, Brazil, Mexico and Malaysia from Xerox, and will be using these facilities to manufacture office copiers for Xerox. We intend to continue to pursue these transactions in the future. There is frequently competition among EMS companies for these transactions, and this competition may increase. These OEM divestiture transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

     o to acquire the facility, we may need to pay a purchase price to the divesting OEMs that exceeds the value we may realize from the future business of the OEM;

     o the integration into our business of the acquired assets and facilities may be time-consuming and costly;

     o we, rather than the divesting OEM, bear the risk of excess capacity at the acquired facility;

     o we may not achieve anticipated cost reductions and efficiencies at the acquired facility;

     o if the OEM's requirements exceed the volume anticipated by us, we may be unable to meet the expectations of the OEM as to product quality, timeliness and cost reductions; and

     o if the volume of purchases by the OEM are less than anticipated, we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs, and as a result the transaction may adversely affect our gross margins and profitability.

If we do not successfully manage and integrate the acquired assets and achieve anticipated cost reductions, our revenues and gross margins may decline and our results of operations would be harmed.

THE MAJORITY OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES COULD DECLINE SIGNIFICANTLY.

         Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers in the first six months of fiscal 2002 and 2001 accounted for approximately 64% and 58%, respectively, with Ericsson accounting for approximately 26% in the first six months of fiscal 2002. No other customer accounted for more than 10% of net sales. No customer accounted for more than 10% of net sales in the corresponding period of fiscal 2001.

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

WE ARE SUBJECT TO THE RISK OF INCREASED INCOME TAXES.

         We have structured our operations in a manner designed to maximize income in countries where:

     o   tax incentives have been extended to encourage foreign investment; or

     o   income tax rates are low.

        We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effect. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes.

         Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained tax holidays or other incentives where available, primarily in China, Malaysia and Hungary. In these three countries, we generated an aggregate of approximately $2.6 billion of our total revenues for the fiscal year ended March 31, 2001. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions of businesses may cause our effective tax rate to increase.

WE CONDUCT OPERATIONS IN A NUMBER OF COUNTRIES AND ARE SUBJECT TO RISKS OF INTERNATIONAL OPERATIONS.

        The geographical distances between the Americas, Asia and Europe create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the core management team, which is based in a number of different countries. Facilities in several different locations may be involved at different stages of the production of a single product, leading to additional logistical difficulties.

         Because our manufacturing operations are located in a number of countries throughout East Asia, the Americas and Europe, we are subject to the risks of changes in economic and political conditions in those countries, including:

     o   fluctuations in the value of local currencies;

     o   labor unrest and difficulties in staffing;

     o   longer payment cycles resulting from differences in local customer;

     o   increases in duties and taxation levied on our products;

     o imposition of restrictions on currency conversion or the transfer of funds;

     o limitations on imports or exports of components or assembled products, or other travel restrictions;

     o   expropriation of private enterprises; and

     o a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.

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

RECENT TERRORIST ACTIONS MAY AFFECT OUR ABILITY TO CORRECTLY TIME SHIPMENTS INTO AND OUT OF THE UNITED STATES.

         Our ability to effectively manage our supply chain and deliver products on a timely basis to our customers may be adversely affected by the reduced flight schedules of many commercial airlines and delivery services, and increased security precautions instituted in response to the terrorist actions in New York City and Washington, D.C., on September 11, 2001. The changes in flight schedules and additional security measures may negatively affect our ability to accurately predict the delivery times of components and completed systems. For example, delays in delivery of a particular component could result in delays in production of assemblies using that component, and to delays in shipping those assemblies to customers who may require timely delivery into their distribution channels. Our inability to accurately predict these delivery times could negatively affect our relationships with those customers and seriously harm our business.

WE DEPEND ON OUR EXECUTIVE OFFICERS.

         Our success depends to a large extent upon the continued services of our executive officers. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any our executive officers. In addition, in order to manage our growth, we will need to recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed.

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

THE MARKET PRICE OF OUR ORDINARY SHARES IS VOLATILE.

         The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our ordinary shares may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of technological innovations


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         We held our Annual General Meeting of shareholders on September 21, 2001, at which the following matters were acted upon:

   1a)    Re-election of Mr. Chuen Fah Alain Ahkong    For:      407,392,581
          to the Board of Directors.                   Against:      522,821

   1b)    Re-election of Mr. Richard L. Sharp to the   For:      407,499,389
          Board of Directors.                          Against:      416,013

    2)    Re-election of Mr. Goh Thiam Poh Tommie to   For:      407,419,439
          the Board of Directors.                      Against:      495,963

    3)    Adoption of the Audited Accounts for the     For:      407,086,724
          fiscal year ended March 31, 2001 together    Against:       91,593
          with the Reports of the Directors and        Abstain:      737,085
          Auditors thereon.

    4)    Appointment of Arthur Andersen LLP as our    For:      406,351,752
          independent auditors for the fiscal year     Against:      936,591
          ending March 31, 2002.                       Abstain:      627,059

    5)    Approval of adoption of the Company's 2001   For:      198,428,197
          Equity Incentive Plan and approval of        Against:  110,409,888
          grant to the Board of Directors of           Abstain:      831,271
          authority to allot and issue or grant        Non-votes: 98,246,046
          options in respect of ordinary shares to
          such plan.

    6)    Approval of grant to the Board of            For:      399,534,641
          Directors of authority to allot and issue    Against:    6,840,415
          or grant options in respect of ordinary      Abstain     1,540,346
          shares.

    7)    Approval of grant to the Board of            For:      404,762,802
          Directors of authority to allot and issue    Against:    2,312,964
          bonus share issuances.                       Abstain:      839,636

         Neither abstentions nor broker non-votes are counted in tabulations of the votes cast on proposals presented to shareholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FLEXTRONICS INTERNATIONAL LTD.
                                     (Registrant)


Date:  November 14, 2001                     /s/ ROBERT R.B. DYKES
                                     -------------------------------------------
                                     Robert R.B. Dykes
                                     President, Systems Group and Chief
                                     Financial Officer (principal financial
                                     and accounting officer)