Form 10-K/A
period 2001-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 2001-12-14
CIK 866374

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                          AMENDMENT NO. 1 TO FORM 10-K
                                ________________


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

                            36 ROBINSON ROAD, #18-01
                                   CITY HOUSE
                                 SINGAPORE 06887
                                  (65) 299-888
   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                    REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

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

===============================================================================

                                      TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----
                                               PART I
     Item 1.     Business...................................................................       3

     Item 2.     Properties.................................................................      15

     Item 3.     Legal Proceedings..........................................................      16

     Item 4.     Submission of Matters to a Vote of Security Holders........................      16

                                               PART II

     Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters...     16

     Item 6.     Selected Financial Data....................................................      18

     Item 7.     Management's Discussion and Analysis of Financial Condition and Results
                      of Operations.........................................................      19

     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.................      27

     Item 8.     Financial Statements and Supplementary Data................................      29

     Item 9.     Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure.................................................       55

                                              PART III

     Item 10.    Directors and Executive Officers of the Registrant.........................      55

     Item 11.    Executive Compensation.....................................................      58

     Item 12.    Security Ownership of Certain Beneficial Owners and Management.............      61

     Item 13.    Certain Relationships and Related Transactions.............................      63


                                               PART IV

     Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........      64

                                     PART I

ITEM 1. BUSINESS

     Except for historical information contained herein, the matters discussed in this annual report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because these forward-looking statements are subject to certain risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in this section under "Risk Factors." We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

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

     Through a combination of internal growth and acquisitions, we have become one of the world's largest electronics manufacturing services ("EMS") providers, with revenues of $12.1 billion in fiscal 2001. In addition, we have increased our manufacturing square footage from 1.5 million square feet on April 1, 1998 to over 16.0 million square feet on March 31, 2001. We offer a complete and flexible manufacturing solution that provides accelerated time-to-market and time-to-volume production, reduced production costs and advanced engineering and design capabilities. By working closely with and being highly responsive to customers throughout the design, manufacturing and distribution process, we believe that we can be an integral part of their operations. We believe that our size, global presence, broad service offerings and expertise enable us to win large programs from leading multinational OEMs for the manufacture of electronic products.

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

     The following table lists in alphabetical order a representative sample of our largest customers in fiscal 2001 and the products of those customers for which we provide manufacturing services:

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

SERVICES

     We offer a broad range of integrated services, providing customers with a total design and manufacturing solution that takes a product from its initial design through volume production, test, distribution and into post-sales service and support. Our manufacturing services include the assembly of complex printed circuit boards, or PCBs, and complete systems and products ("Flextronics Systems Assembly"), fabrication and assembly of plastic and metal enclosures ("Flextronics Enclosures"), and fabrication of PCBs ("Multek") and backplanes. In addition, Flextronics Systems Assembly manufactures and assembles photonics components and integrates them into PCB assemblies and other systems. Throughout the production process, we offer design and technology services ("Flextronics Design Services"); logistics services ("Flextronics Logistics"), such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key components of the supply chain through advanced information technologies. In addition, we have added other after-market services such as network installation ("Flextronics Network Services").

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

     We also offer our customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. Increasingly, we ship products directly into customers' distribution channels or directly to the end-user. We believe that this service can provide our customers with a more comprehensive solution and enable them to be more responsive to market demands.

     We also provide design, industrialization, supply chain management and manufacturing services for the optical component and optical networking industries. We offer a broad range of photonic packaging design and industrialization services to assist in bringing products from schematics to shipment while meeting our customers time-to-market objectives. As the world's largest non-captive photonic component manufacturer, we offer leading edge process development and volume manufacturing of active and passive photonic devices

     Multek. Multek provides PCB and backplane fabrication services. PCBs and backplanes are platforms which provide interconnection for integrated circuits and other electronic components. Backplanes also provide interconnection for other printed circuit boards. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, densely spaced wiring. We manufacture high density, complex multilayer printed circuit boards and backplanes on a low-volume, quick-turn basis, as well as on a high-volume production basis. Our quick-turn prototype service allows us to provide small test quantities to customers' product development groups in as short as 24 hours. Our range of services enables us to respond to our customers' demands for an accelerated transition from prototype to volume production. We have PCB and backplane fabrication service capabilities on four major continents (North America, South America, Europe and Asia).

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

     Flextronics Design Services. We offer a comprehensive spectrum of value-added design services for products we manufacture for our customers from product design services (hardware, software, mechanical and test) to semiconductor design. Products designed by this group range from commercial and military applications, including radio frequency analog, high-speed digital, multi-chip module and flex circuits to high volume consumer products and small quantity prototypes. We work with our customers to develop product-specific test strategies and can custom design test equipment and software ourselves or use test equipment and software provided by our customers. Additionally, a significant competitive differentiator we possess is our semiconductor design group. We provide application specific integrated circuit ("ASIC") design services to our OEM customers, which include:

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

COMPETITION

     The EMS industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. We compete with different companies, depending on the type of service or geographic area. We compete against numerous domestic and foreign EMS providers, and current and prospective customers also evaluate our capabilities against the merits of internal production. According to IDC, approximately 50% of the EMS industry's revenues in 2000 were generated by the top six EMS companies - us, Celestica, Inc., Jabil Circuit, Inc., Sanmina Corporation, SCI Systems, Inc. (which recently agreed to be acquired by Sanmina), and Solectron Corporation. Based on 2000 revenue, we were the second largest of these companies and Solectron was the largest. In addition, in recent years the EMS industry has attracted a significant number of new entrants, including large OEMs with excess manufacturing capacity, and many existing participants, including us, have significantly increased their manufacturing capacity by expanding their facilities and adding new facilities. In the event of a decrease in overall demand for electronics manufacturing services, this increased capacity could result in substantial pricing pressures which could harm our operating results. Some of our competitors, may have greater manufacturing, financial or other resources than us. As competitors increase the scale of their operations, they may increase their ability to realize economies of scale, to reduce their prices and to more effectively meet the needs of large OEMs. We believe that the principal competitive factors in the segments of the EMS industry in which we operate are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality and range of services available. Failure to satisfy any of the foregoing requirements could seriously harm our business.

ENVIRONMENTAL REGULATION

     Our operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes. We believe that our operations are currently in compliance in all material respects with applicable regulations and do not believe that costs of compliance with these laws and regulations will have a material effect upon our capital expenditures, operating results or competitive position. Currently we have no commitments with environmental authorities regarding any compliance related matters.

     As of March 31, 2001, we had accrued a total of approximately $2.2 million for probable and reasonably estimatable environmental liabilities. We do not believe that any of our potential or possible liabilities for environmental matters are material. We determine the amount of our accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed amounts accrued or that costs will not be incurred with respect to sites as to which no problem is currently known. Further, there can be no assurance that additional environmental matters will not arise in the future.

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

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including substantial increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results would be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant unusual charges. As a result of acquisitions and rapid changes in our markets, we recorded merger related charges and related facility closure costs of approximately $534.3 million, net of tax, for the fiscal year ended March 31, 2001.

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

OUR OPERATING RESULTS VARY SIGNIFICANTLY.

     We experience significant fluctuations in our results of operations. Some of the principal factors that contribute to these fluctuations are:

     - changes in demand for our services;

     - our effectiveness in managing manufacturing processes and costs in order to decrease manufacturing expenses;

     - the mix of the types of manufacturing services we provide, as high-volume and low-complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

     - changes in the cost and availability of labor and components, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules;

     - the degree to which we are able to utilize our available manufacturing capacity;

     - our ability to manage the timing of our component purchases so that components are available when needed for production, while avoiding the risks of purchasing inventory in excess of immediate production needs; and

     - local conditions and events that may affect our production volumes, such as labor conditions, political instability and local holidays.

     One of our significant end-markets is the consumer electronics market. This market exhibits particular strength toward the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our third fiscal quarter as compared to our other fiscal quarters.

     We are reconfiguring certain of our operations to further increase our concentration in low-cost locations. This shift of operations resulted in a restructuring charge of $275.6 million, net of tax, in the fourth quarter of fiscal 2001, and may result in additional restructuring charges in fiscal 2002 In addition, many of our customers are currently experiencing increased volatility in demand, and in many cases reduced demand, for their products. This increases the difficulty of anticipating the levels and timing of future revenues from these customers, and could lead them to defer delivery schedules for products or reduce their volumes of purchases. This would lead to a delay or reduction in our revenues from these customers. Any of these factors or a combination of these factors could seriously harm our business and result in fluctuations in our results of operations.

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS, WHICH COULD HARM OUR BUSINESS.

     Since the beginning of fiscal 2001, we have completed over 20 acquisitions of businesses and manufacturing facilities, including our acquisitions of DII, Palo Alto Products International, Chatham, Lightning and JIT. We expect to continue to acquire additional businesses and facilities in the future and are currently in preliminary discussions to acquire additional businesses and facilities. Any future acquisitions may require additional debt or equity financing, or the issuance of shares in the transaction. This could increase our leverage or be dilutive to our existing shareholders. We may not be able to identify and complete acquisitions in the future to the same extent as the past, or at all.

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

     - lack of experience operating in the geographic market or industry sector of the acquired business;

     - an increase in our expenses and working capital requirements, which reduces our return on invested capital; and

     - exposure to unanticipated contingent liabilities of acquired companies.

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

     In the past, we have entered into arrangements to acquire manufacturing assets and facilities from OEMs, and then to use the assets and facilities to provide electronics manufacturing services to the OEM. We intend to continue to pursue these transactions in the future. There is frequently competition among EMS companies for these transactions, and this competition may increase. These OEM divestiture transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

     - to acquire the facility, we may need to pay a purchase price to the divesting OEMs that exceeds the value we may realize from the future business of the OEM;

     - the integration into our business of the acquired assets and facilities may be time-consuming and costly;

     - we, rather than the divesting OEM, bear the risk of excess capacity at the acquired facility;

     - we may not achieve anticipated cost reductions and efficiencies at the acquired facility;

     - if the OEM's requirements exceed the volume anticipated by us, we may be unable to meet the expectations of the OEM as to product quality, timeliness and cost reductions; and

     - if the volume of purchases by the OEM are less than anticipated, we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs, and as a result the transaction may adversely affect our gross margins and profitability.

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

     Because our manufacturing operations are located in a number of countries throughout East Asia, the Americas and Europe, we are subject to the risks of changes in economic and political conditions in those countries, including:

     - fluctuations in the value of local currencies;

     - labor unrest and difficulties in staffing;

     - longer payment cycles resulting from differences in local customer;

     - increases in duties and taxation levied on our products;

     - imposition of restrictions on currency conversion or the transfer of funds;

     - limitations on imports or exports of components or assembled products, or other travel restrictions;

     - expropriation of private enterprises; and

     - a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.

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

WE DEPEND ON OUR EXECUTIVE OFFICERS.

     Our success depends to a large extent upon the continued services of our executive officers. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers. In addition, in order to manage our growth, we will need to recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed.

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

     Our facilities are generally well maintained and suitable for the operations conducted and, in substantially all cases where owned, free and clear of any encumbrances. The productive capacity of our plants is generally adequate for current needs. All but two of our manufacturing facilities are registered to the quality requirements of the International Organization for Standardization (ISO 9000). The remaining two facilities are in the process of final certification.

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

                                                                HIGH          LOW
                                                                ----          ---
FISCAL YEAR ENDED MARCH 31, 2000
  First Quarter ..................................          $  14.59      $    9.34
  Second Quarter .................................             17.03          10.63
  Third Quarter ..................................             24.69          14.28
  Fourth Quarter .................................             39.88          19.16
FISCAL YEAR ENDED MARCH 31, 2001
  First Quarter ..................................          $  38.06      $   22.38
  Second Quarter .................................             44.91          32.38
  Third Quarter ..................................             43.00          21.38
  Fourth Quarter .................................             40.13          14.25


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


                                                                    FISCAL YEAR ENDED MARCH 31,
                                                ------------------------------------------------------------------------
                                                    1997           1998          1999           2000           2001
                                                -----------    -----------   ------------    ------------    -----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Net sales ..................................   $  1,498,332   $  2,577,926   $  3,952,786    $  6,959,122   $ 12,109,699
Cost of sales ..............................      1,289,567      2,246,135      3,512,229       6,335,242     11,127,896
Unusual charges(1) .........................         16,443          8,869         77,286           7,519        510,495
                                               ------------   ------------   ------------    ------------   ------------
   Gross profit ............................        192,322        322,922        363,271         616,361        471,308
Selling, general and administrative ........        113,308        169,586        240,512         319,952        430,109
Goodwill and intangibles amortization ......          5,979         10,487         29,156          41,326         63,541
Unusual charges(1) .........................          4,649         12,499          2,000           3,523        462,847
Interest and other expense, net ............          8,398         21,480         52,234          69,912         67,115
                                               ------------   ------------   ------------    ------------   ------------
   Income(loss) before income taxes ........         59,988        108,870         39,369         181,648       (552,304)
Provision for (benefit  from) income taxes..         16,415         22,378        (11,634)         23,080       (106,285)
                                               ------------   ------------   ------------    ------------   ------------
   Net income (loss) .......................   $     43,573   $     86,492   $     51,003    $    158,568   $   (446,019)
                                               ============   ============   ============    ============   ============
Diluted earnings (loss) per share(2) ........  $       0.18   $       0.30   $       0.17    $       0.42   $      (1.01)
                                               ============   ============   ============    ============   ============
Shares used in computing diluted per
  share amounts(2) .........................        238,770        297,307        329,352         383,119        441,991




                                                        AS OF MARCH 31,
                                  --------------------------------------------------------------
                                     1997          1998        1999          2000       2001
                                  ----------   ----------   ----------    ---------   ----------
                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Working capital ...............   $   87,855   $  372,870   $  384,084   $1,161,535   $1,914,741
Total assets ..................      937,865    1,862,088    2,783,707    5,134,943    7,571,655
Total long-term debt, excluding
current portion ...............      139,383      580,441      789,471      645,267      917,313
Shareholders' equity ..........      331,622      641,667      915,305    2,376,628    4,030,361

__________

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

ACQUISITIONS

     We have actively pursued mergers and other business acquisitions to expand our global reach, manufacturing capacity and service offerings and to diversify and strengthen customer relationships. The significant business combinations completed in fiscal 2001, include the following:

      DATE               ACQUIRED COMPANY               NATURE OF BUSINESS                     CONSIDERATION
      ----               ----------------               ------------------                     --------------
      November 2000     JIT Holdings Ltd.               Provides electronics manufacturing     17,323,531 ordinary shares
                                                        and design services

      August 2000       Chatham Technologies, Inc.      Provides industrial and electronics    15,234,244 ordinary shares
                                                        manufacturing and design services

      August 2000       Lightning Metal Specialties     Provides injection molding, metal      2,573,072 ordinary shares
                        and related entities            stamping and integration services

      April 2000        Palo Alto Products              Provides industrial and electronics    7,236,748  ordinary shares
                        International Pte. Ltd.         manufacturing and design services

      April 2000        The DII Group, Inc.             Provides electronics manufacturing     125,536,310 ordinary shares
                                                        services

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

                                                  FISCAL YEAR ENDED
                                                     MARCH 31,
                                              ------------------------
                                              1999        2000   2001
                                              -----     -----    -----
Net sales ..................................  100.0%    100.0%   100.0%
Cost of sales ..............................   88.9      91.0     91.9
Unusual charges ............................    1.9       0.1      4.2
                                              -----     -----    -----
     Gross margin ..........................    9.2       8.9      3.9
Selling, general and administrative ........    6.1       4.6      3.6
Goodwill and intangibles amortization ......    0.7       0.6      0.5
Unusual charges ............................    0.1       0.1      3.8
Interest and other expense, net ............    1.3       1.0      0.6
                                              -----     -----    -----
     Income (loss) before income taxes .....    1.0       2.6     (4.6)
Provision for (benefit from) income taxes ..   (0.3)      0.3     (0.9)
                                              -----     -----    -----
     Net income (loss) .....................    1.3%      2.3%    (3.7)%
                                              =====     =====    =====


Net Sales

     We derive our net sales from the fabrication and assembly of plastic and metal enclosures, printed circuit boards or PCBs, backplanes and the assembly of complete systems and products. In addition, through our photonics division, we manufacture and assemble photonics components and integrate them into PCB assemblies and other systems. Throughout the production process, we offer design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key components of the supply chain through advanced information technologies. In addition, we have added other after-market services such as network installation.

     Net sales for fiscal 2001 increased 74% to $12.1 billion from $7.0 billion in fiscal 2000. The increase in sales for fiscal 2001 was primarily the result of our ability to continue to expand sales to our existing customers as well as expanding sales to new customers worldwide and, to a lesser extent, the incremental revenue associated with the purchases of several manufacturing facilities and related assets during fiscal 2001. During fiscal 2001, our ten largest customers accounted for approximately 59% of net sales, with no customer accounting for more than 10% of net sales. While we experienced significant growth in net sales in fiscal 2001, this growth was hampered in late fiscal 2001 by a decline in demand due to the downturn experienced by the electronics industry, which was driven by a combination of weakening end-market demand (particularly in the telecommunications and networking sectors) and our customers' inventory imbalances. Along with other providers of electronics manufacturing services, our fourth quarter net sales were generally adversely affected by reductions in purchase volumes and delays in purchases by certain customers, as they continued to experience erosion in demand for their products. This trend has continued through the first quarter of fiscal 2002 and may continue, or worsen, in future periods, as the timing of any recovery in our customers' markets is uncertain.

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

     Gross margin decreased to 3.9% for fiscal 2001 from 8.9% in fiscal 2000. The decrease in gross margin is primarily attributable to unusual pre-tax charges amounting to $510.5 million, which were associated with the plant closures, as described in "Unusual Charges," below. Excluding unusual pre-tax charges of $510.5 million and $7.5 million in fiscal 2001 and fiscal 2000, respectively, gross margin decreased to 8.1% for fiscal 2001 from 9.0% in fiscal 2000. Gross margin decreased to 8.9% for fiscal 2000 from 9.2% in fiscal 1999. Excluding unusual pre-tax charges of $7.5 million and $77.3 million in fiscal 2000 and 1999, respectively, gross margin decreased from 11.1% in fiscal 1999 to 9.0% in fiscal 2000. Our gross profit in each fiscal year was adversely affected by several factors, primarily changes in our product mix to higher volume projects, which typically have a lower gross margin because of higher material content, and to a lesser extent, costs associated with expanding our facilities, and costs associated with the startup of new customers and projects, which typically carry higher levels of under absorbed manufacturing overhead costs until the projects reach higher volume production.

     Increased mix of products that have relatively high material costs as a percentage of total unit costs has been the primary factor that has adversely affected our gross margins. Further, we may enter into supply arrangements in connection with strategic relationships and OEM divestitures. These arrangements, which are relatively larger in scale, could adversely affect our gross margins. We believe that these and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Unusual Charges

FISCAL 2001

     We recognized unusual pre-tax charges of approximately $973.3 million during fiscal year 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola combined with approximately $206.6 million of expenses resulting from the DII and Palo Alto Products International mergers and related facility closures. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the Chatham and Lightning mergers and related facility closures. In the third quarter, we recognized unusual pre-tax charges of approximately $46.3 million, primarily related to the JIT merger and related facility closures. During the fourth quarter, we recognized unusual pre-tax charges, amounting to $376.1 million related to the closures of several manufacturing facilities and $9.5 million for the impairment of investments in certain technology companies.

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

     We recorded aggregate unusual charges of $973.3 million, which included approximately $574.9 million of facility closure costs, $102.4 million of direct transaction costs in connection with the mergers we completed in fiscal 2001, $286.5 million related to the issuance of an equity instrument to Motorola and $9.5 million for impairment of certain investments. As discussed below, $510.5 million of the charges relating to facility closures have been classified as a component of Cost of Sales during the fiscal year ended March 31, 2001. We believe that the cost of goods sold savings achieved through lower depreciation and reduced employee expense will be offset by reduced revenues at the affected facilities.

     Unusual charges excluding the Motorola equity instrument, by segments, are as follows: Americas $553.1 million, Asia $86.5 million, Western Europe $32.9 million and Central Europe $14.3 million. Unusual charges related to the Motorola equity instrument is not specific to a particular segment, and as such, has not been allocated to a particular geographic segment.

The components of the unusual charges recorded are as follows (in thousands):


                                     FIRST           SECOND          THIRD           FOURTH
                                    QUARTER         QUARTER         QUARTER          QUARTER           TOTAL         NATURE OF
                                    CHARGES         CHARGES         CHARGES          CHARGES          CHARGES         CHARGES
                                    -------         -------         -------          --------        -------        -----------
Facility closure costs:
  Severance........................  $62,487          $5,677         $3,606           $60,703        $132,473       cash
  Long-lived asset impairment......   46,646          14,373         16,469           155,046         232,534       non-cash
  Exit costs.......................   24,201           5,650         19,703           160,368         209,922       cash/non-cash
                                    --------         -------        -------          --------        --------

   Total facility closure costs....  133,334          25,700         39,778           376,117         574,929
Direct transaction costs:
  Professional fees................   50,851           7,247          6,250                --          64,348       cash
  Other costs......................   22,382          15,448            248                --          38,078       cash/non-cash
                                    --------         -------        -------          --------        --------
   Total direct transaction costs..   73,233          22,695          6,498                --         102,426
                                    --------         -------        -------          --------        --------

Motorola equity instrument.........  286,537              --             --                --         286,537       non-cash
Other unusual charges..............       --              --             --             9,450           9,450       non-cash
   Total unusual charges...........  493,104          48,395         46,276           385,567         973,342
                                    --------         -------        -------          --------        --------
Income tax benefit.................  (30,000)         (6,000)        (6,500)         (110,000)       (152,500)
                                    --------         -------        -------          --------        --------
   Net unusual charges............. $463,104         $42,395        $39,776          $275,567        $820,842
                                    ========         =======        =======          ========        ========


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

                                                                                     LONG-LIVED
                                                                                       ASSET         EXIT
                                                                         SEVERANCE   IMPAIRMENT      COSTS        TOTAL
                                                                         ---------    ---------    ---------    ---------

  Balance at March 31, 2000 ..........................................   $      --    $      --    $      --    $      --
  Activities during the year:
    First quarter provision ..........................................      62,487       46,646       24,201      133,334
    Cash charges .....................................................     (35,800)          --       (1,627)     (37,427)
    Non-cash charges .................................................          --      (46,646)      (7,441)     (54,087)
                                                                         ---------    ---------    ---------    ---------
  Balance at June 30, 2000 ...........................................      26,687           --       15,133       41,820
  Activities during the year:
    Second quarter provision .........................................       5,677       14,373        5,650       25,700
    Cash charges .....................................................      (4,002)          --       (4,231)      (8,233)
    Non-cash charges .................................................          --      (14,373)      (8,074)     (22,447)
                                                                         ---------    ---------    ---------    ---------
  Balance at September 30, 2000 ......................................      28,362           --        8,478       36,840
  Activities during the year:
    Third quarter provision ..........................................       3,606       16,469       19,703       39,778
    Cash charges .....................................................      (7,332)          --       (2,572)      (9,904)
    Non-cash charges .................................................          --      (16,469)     (14,070)     (30,539)
                                                                         ---------    ---------    ---------    ---------
  Balance at December 31, 2000 .......................................      24,636           --       11,539       36,175
  Activities during the year:
    Fourth quarter provision .........................................      60,703      155,046      160,368      376,117
    Cash charges .....................................................     (13,605)          --      (14,686)     (28,291)
    Non-cash charges .................................................          --     (155,046)     (61,878)    (216,924)
                                                                         ---------    ---------    ---------    ---------
  Balance at March 31, 2001 ..........................................   $  71,734    $      --    $  95,343    $ 167,077
                                                                         =========    =========    =========    =========


     Of the total pre-tax facility closure costs, $132.5 million relates to employee termination costs, of which $68.1 million has been classified as a component of Cost of Sales. As a result of the various exit plans, we identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of March 31, 2001, 4,457 employees have been terminated, and another 6,812 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. During fiscal 2001, we paid employee termination costs of approximately $60.7 million. The remaining $71.7 million of employee termination costs is classified as accrued liabilities as of March 31, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

     The unusual pre-tax charges include $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales. Included in the long-lived asset impairment are charges of $229.1 million, which relate to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their fair value of $192.0 million as of March 31, 2001. Certain assets will be held for use and will remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For the assets that are being held for use, an impairment loss is recognized if the carrying amounts of these assets exceed the fair value of the assets. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For the assets that are being held for disposal, an impairment loss is recognized if the carrying amounts of these assets exceed the fair value less cost to sell. The impaired long-lived assets consisted primarily of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also includes the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

       The unusual pre-tax charges also include approximately $209.9 million for other exit costs, which have been classified as a component of Cost of Sales. Other exit costs include contractual obligations totaling $85.4 million, which were incurred directly as a result of the various exit plans. These contractual obligations consisted of facility lease terminations amounting to $26.5 million, equipment lease terminations amounting to $31.4 million and payments to suppliers and other third parties to terminate contractual agreements amounting to $27.5 million. We expect to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2006 and with respect to the other contractual obligations with suppliers and other third parties through fiscal 2002. Other exit costs also include charges of $77.0 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by us as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. We disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2001. Also included in other exit costs were charges amounting to $16.1 million for the incremental costs for warranty work incurred by us for products sold prior to the commitment dates of the various exit plans. Other exit costs also include $11.6 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepared the exited facilities for sale or return the facilities to the landlord. The remaining $19.8 million of other exit costs recorded were primarily associated with incremental amounts of legal and environmental costs, incurred directly as a result of the various exit plans and facility closures. We paid approximately $23.1 million of other exit costs during fiscal 2001. Additionally, approximately $91.5 million of other exit costs were non-cash charges utilized during fiscal 2001. The remaining $95.3 million is classified in accrued liabilities as of March 31, 2001 and are expected to be substantially paid out within one year from the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

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

FISCAL 2000

       In fiscal 2000, we recognized unusual pre-tax charges in the Americas business segment of $7.5 million related to the operations of Chatham, which included severance and related charges of approximately $4.4 million and other facility exit costs of approximately $3.1 million.

       Additionally, unusual pre-tax charges in the Western Europe business segment of $3.5 million were recorded in fiscal 2000, related to the Kyrel EMS Oyj merger. The unusual charges consisted of a transfer tax of $1.7 million, approximately $0.4 million of investment banking fees and approximately $1.4 million of legal and accounting fees.

FISCAL 1999

       During fiscal 1999, we recognized unusual pre-tax charges in the Americas business segment of approximately $79.3 million, substantially all of which related to the operations of our wholly owned subsidiary, Orbit Semiconductor, Inc. ("Orbit").

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

       The components of the unusual charges recorded in fiscal 1999 are as follows:

                                                              FIRST       FOURTH
                                                             QUARTER      QUARTER       TOTAL        NATURE OF
                                                             CHARGES      CHARGES      CHARGES        CHARGES
                                                             -------      -------      -------       ---------
Severance .............................................      $   498      $ 2,371      $ 2,869      cash
Long-lived asset impairment ...........................       38,257       16,538       54,795      non-cash
Losses on sales contracts .............................        2,658        3,100        5,758      non-cash
Incremental uncollectible accounts receivable .........          900           --          900      non-cash
Incremental sales returns and allowances ..............        1,500          500        2,000      non-cash
Inventory write-downs .................................        5,500          250        5,750      non-cash
Acquired in-process research and development ..........           --        2,000        2,000      non-cash
Other exit costs ......................................        1,845        3,369        5,214      cash/non-cash
                                                             -------      -------      -------
       Total Unusual Pre-Tax Charges ..................      $51,158      $28,128      $79,286
                                                             =======      =======      =======

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

       The purchase price of Advanced Component Labs ("ACL") included in-process research and development costs totaling $2.0 million which had not reached technological feasibility and had no probable alternative future use. Accordingly, we wrote-off $2.0 million of in-process research and development in fiscal 1999.

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

                                                                1999            2000            2001
                                                             ---------       ---------       ---------
Interest expense ......................................      $  61,430       $  84,198       $ 135,243
Interest income .......................................        (11,374)        (22,681)        (32,219)
Foreign exchange (gain) loss ..........................          3,543           2,128          (4,028)
Other (income) expense, net ...........................         (1,365)          6,267         (31,881)
                                                             ---------       ---------       ---------
          Total interest and other expense, net .......      $  52,234       $  69,912       $  67,115
                                                             =========       =========       =========

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

       The consolidated effective tax rate for a particular year will vary depending on the mix of earnings, operating loss carryforwards, income tax credits, and changes in previously established valuation allowances for deferred tax assets based upon management's current analysis of the realizability of these deferred tax assets. Our consolidated effective tax rate was a 19% benefit for fiscal year 2001 compared to a 13% provision for fiscal year 2000, however, excluding the unusual charges in fiscal 2001 the effective tax rate was 11%. The slight decrease in the effective tax rate was due primarily to the expansion of operations and increase in profitability in countries with lower tax rates. See
Item 1, "Business--Risk Factors--We are subject to the risk of increased income taxes."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

       A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to the greater of 20% of the total investment portfolio or $10 million in any single institution. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2001, the outstanding amount in the investment portfolio was $349.8 million, comprised mainly of money market funds with an average return of 5.26%.

We also have exposure to interest rate risk with certain variable rate lines of credit. These credit lines are located throughout the world and are based on a spread over that country's inter-bank offering rate. We primarily enter into debt obligations to support general corporate purposes including capital expenditures, acquisitions and working capital needs. As of March 31, 2001, the outstanding short-term debt, including capitalized leases was $325.7 million. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. The variable interest rate for future years assumes the same rate as March 31, 2001. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instruments' actual cash flows are denominated in both U.S. dollars ($US) and Euro (E), as indicated in parentheses.

                                                               EXPECTED FISCAL YEAR OF MATURITY
                               --------------------------------------------------------------------------------------------------
                                                                                                                          Fair
                                  2002        2003        2004       2005        2006      THEREAFTER       Total         Value
                               ---------    --------    --------    -------    --------    ----------    -----------    ---------
                                                                ($US EQUIVALENTS IN THOUSANDS)
Long-term Debt
    Fixed Rate ($US)           $ 280,833    $ 39.831    $ 13,996    $ 9,593    $ 11,727    $ 652,627     $ 1,008,607    $ 998,862
    Average interest rate           6.33%       6.40%       6.41%      6.46%       6.54%        9.65%

    Fixed Rate (E)                    --          --          --         --          --    $ 133,202     $   133,202    $ 131,871
    Average interest rate             --          --          --         --          --         9.75%

    Variable Rate ($US)        $  17,219    $    145    $    145    $   145    $    145    $  17,969     $    35,768    $  18,389
    Average interest rate           8.12%        7.4%        7.4%       7.4%        7.4%        8.11%


FOREIGN CURRENCY EXCHANGE RISK

We transact business in various foreign countries. We manage our foreign currency exposure by borrowing in various foreign currencies and by entering into foreign exchange forward contracts only with respect to transaction exposure. We try to maintain a fully hedged position for all certain, known transaction exposures. These exposures are primarily, but not limited to, revenues, vendor payments, accrued expenses and inter-company balances in currencies other than the functional currency unit of the operating entity. We will first evaluate and, to the extent possible, use non-financial techniques, such as currency of invoice, leading and lagging payments, receivable management or local borrowing to reduce transaction exposure before taking steps to minimize remaining exposure with financial instruments. The credit risk of these forward contracts is minimal since the contracts are with large financial institutions. We hedge committed exposures and these forward contracts generally do not subject us to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the asset, liabilities and transactions hedged. Our off-balance sheet financial instruments consist of $200.4 million of aggregate foreign currency forward contracts outstanding as of March 31, 2001, of which over 70% will settle in Swedish Kroner. These foreign exchange contracts expire in less than three months and will settle in Euro, Swiss Franc, Swedish Kronor, British Pounds and United States dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Flextronics International Ltd.

       We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. (a Singapore Company) and subsidiaries as of March 31, 2000 and 2001 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the consolidated balance sheet of The DII Group, Inc., a company acquired during fiscal 2001 in a transaction accounted for as a pooling of interests, as of January 2, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended January 2, 2000, as discussed in Note 11. Such statements are included in the consolidated financial statements of Flextronics International Ltd. and reflect total assets of 22% of the related consolidated total as of March 31, 2000, and reflect total revenues of 23% and 19% of the related consolidated totals for the years ended March 31, 1999 and 2000, respectively. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for The DII Group, Inc., is based solely upon the report of the other auditors.

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

DELOITTE & TOUCHE LLP

Denver, Colorado
March 28, 2000

                         FLEXTRONICS INTERNATIONAL LTD.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                MARCH 31,
                                                                                      -----------------------------
                                                                                         2000               2001
                                                                                      -----------       -----------
                                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................................................      $   747,049       $   631,588
  Accounts receivable, less allowance for doubtful accounts of $24,957 and
     $44,419 as of March 31, 2000 and 2001, respectively .......................        1,057,949         1,651,252
  Inventories, net .............................................................        1,142,594         1,787,055
  Other current assets .........................................................          275,152           386,152
                                                                                      -----------       -----------
          Total current assets .................................................        3,222,744         4,456,047
                                                                                      -----------       -----------
Property, plant and equipment, net .............................................        1,323,732         1,828,441
Goodwill and other intangibles, net ............................................          390,351           983,384
Other assets ...................................................................          198,116           303,783
                                                                                      -----------       -----------
          Total assets .........................................................      $ 5,134,943       $ 7,571,655
                                                                                      ===========       ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank borrowings and current portion of long-term debt ........................      $   487,773       $   298,052
  Current portion of capital lease obligations .................................           24,037            27,602
  Accounts payable .............................................................        1,227,142         1,480,468
  Other current liabilities ....................................................          317,879           730,246
  Deferred revenue .............................................................            4,378             4,938
                                                                                      -----------       -----------
          Total current liabilities ............................................        2,061,209         2,541,306
                                                                                      -----------       -----------
Long-term debt, net of current portion .........................................          593,830           879,525
Capital lease obligations, net of current portion ..............................           51,437            37,788
Other liabilities ..............................................................           51,839            82,675
Commitments and contingencies
SHAREHOLDERS' EQUITY:
  Ordinary shares, S$.01 par value; authorized -- 1,500,000,000 shares; issued and outstanding - 411,596,229 and 481,531,339 as
     of March 31, 2000 and 2001, respectively ..................................            2,467             2,871
  Additional paid-in capital ...................................................        1,997,016         4,266,908
  Retained earnings (deficit) ..................................................          373,735          (132,892)
  Accumulated other comprehensive income (loss) ................................            8,494          (106,526)
  Deferred compensation ........................................................           (5,084)               --
                                                                                      -----------       -----------
          Total shareholders' equity ...........................................        2,376,628         4,030,361
                                                                                      -----------       -----------
          Total liabilities and shareholders' equity ...........................      $ 5,134,943       $ 7,571,655
                                                                                      ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED MARCH 31,
                                                        -------------------------------------------------
                                                            1999               2000              2001
                                                        ------------       ------------      ------------
Net sales ........................................      $  3,952,786       $  6,959,122      $ 12,109,699
Cost of sales ....................................         3,512,229          6,335,242        11,127,896
Unusual charges ..................................            77,286              7,519           510,495
                                                        ------------       ------------      ------------
          Gross profit ...........................           363,271            616,361           471,308
Selling, general and administrative ..............           240,512            319,952           430,109
Goodwill and intangibles amortization ............            29,156             41,326            63,541
Unusual charges ..................................             2,000              3,523           462,847
Interest and other expense, net ..................            52,234             69,912            67,115
                                                        ------------       ------------      ------------
          Income (loss) before income taxes ......            39,369            181,648          (552,304)
Provision for (benefit from) income taxes ........           (11,634)            23,080          (106,285)
                                                        ------------       ------------      ------------
          Net income (loss) ......................      $     51,003       $    158,568      $   (446,019)
                                                        ============       ============      ============
Earnings (loss) per share:
  Basic ..........................................      $       0.17       $       0.44      $      (1.01)
                                                        ============       ============      ============
  Diluted ........................................      $       0.17       $       0.42      $      (1.01)
                                                        ============       ============      ============
Shares used in computing per share amounts:
  Basic ..........................................           299,984            356,338           441,991
                                                        ============       ============      ============
  Diluted ........................................           329,352            383,119           441,991
                                                        ============       ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                                           YEARS ENDED MARCH 31,
                                                                                 -----------------------------------------
                                                                                    1999            2000            2001
                                                                                 ---------       ---------       ---------
Net income (loss) .........................................................      $  51,003       $ 158,568       $(446,019)
Other comprehensive income (loss):
  Foreign currency translation adjustment, net of tax .....................        (12,793)        (16,783)        (49,844)
  Unrealized gain (loss) on available-for-sale securities, net of tax .....             --          59,704         (55,851)
                                                                                 ---------       ---------       ---------
Comprehensive income (loss) ...............................................      $  38,210       $ 201,489       $(551,714)
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

                         FLEXTRONICS INTERNATIONAL LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)


                                                                               ORDINARY SHARES          ADDITIONAL      RETAINED
                                                                          --------------------------      PAID-IN       EARNINGS
                                                                             SHARES         AMOUNT        CAPITAL       (DEFICIT)
                                                                          -----------    -----------    -----------    -----------
BALANCE AT MARCH 31, 1998 ...............................................     288,370    $     1,753    $   467,584    $   202,843
  Issuance of ordinary shares for acquisitions ..........................         511              3          4,798             --
  Issuance of common stock ..............................................       4,144             24         49,056             --
  Exercise of stock options .............................................       5,482             32         11,370             --
  Ordinary shares issued under Employee Stock Purchase Plan .............       2,957             17          7,304             --
  Tax benefit on employee stock plans ...................................          --             --          1,635             --
  Sale of ordinary shares in public offering, net of offering costs .....      21,600            126        193,874             --
  Ordinary share repurchase .............................................      (4,684)           (27)       (24,308)            --
  Conversion of convertible notes .......................................           2             --             15             --
  Dividends paid to former shareholders .................................          --             --             --         (9,227)
  Deferred stock compensation ...........................................          --             --           (938)            --
  Amortization of deferred stock compensation ...........................          --             --             --             --
  Net income ............................................................          --             --             --         51,003
 Foreign currency translation ...........................................          --             --             --             --
                                                                          -----------    -----------    -----------    -----------
BALANCE AT MARCH 31, 1999 ...............................................     318,382          1,928        710,390        244,619
  Adjustment to conform fiscal year of pooled entity ....................          --             --             --           (818)
  Impact of immaterial pooling of interests acquisitions ................       1,847              6          1,607         (2,062)
  Issuance of common stock ..............................................       2,448             14          9,975             --
  Exercise of stock options .............................................       4,991             29         18,068             --
  Ordinary shares issued under Employee Stock Purchase Plan .............       2,118             13          8,822             --
  Tax benefit on employee stock plans ...................................          --             --          4,785             --
  Sale of ordinary shares in public offering, net of offering costs .....      67,018            391      1,158,382             --
  Conversion of convertible notes .......................................      14,792             86         84,988             --
  Dividends paid to former shareholders .................................          --             --             --        (26,572)
  Deferred stock compensation ...........................................          --             --             (1)            --
  Amortization of deferred stock compensation ...........................          --             --             --             --
  Net income ............................................................          --             --             --        158,568
  Change in unrealized gain (loss) on available for sale securities .....          --             --             --             --
  Foreign currency translation ..........................................          --             --             --             --
                                                                          -----------    -----------    -----------    -----------
BALANCE AT MARCH 31, 2000 ...............................................     411,596          2,467      1,997,016        373,735
  Adjustment to conform fiscal year of pooled entities ..................       6,882             40          4,056        (58,306)
  Impact of immaterial pooling of interests acquisitions ................         728              4          2,482         (2,112)
  Issuance of ordinary shares for acquisitions ..........................      10,825             63        365,422             --
  Exercise of stock options .............................................      11,405             66         69,504             --
  Ordinary shares issued under Employee Stock Purchase Plan .............         445              3          8,911             --
  Tax benefit on employee stock plans ...................................          --             --         11,537             --
  Sale of ordinary shares in public offering, net of offering costs .....      39,650            228      1,421,443             --
  Dividends paid to former shareholders .................................          --             --             --           (190)
  Amortization of deferred stock compensation ...........................          --             --             --             --
  Issuance of equity instrument (Note 9) ................................          --             --        386,537             --
  Net loss ..............................................................          --             --             --       (446,019)
  Change in unrealized gain (loss) on available for sale securities .....          --             --             --             --
  Foreign currency translation ..........................................          --             --             --             --
                                                                          -----------    -----------    -----------    -----------
BALANCE AT MARCH 31, 2001 ...............................................     481,531    $     2,871    $ 4,266,908    $  (132,892)
                                                                          ===========    ===========    ===========    ===========


                                                                           ACCUMULATED
                                                                              OTHER                         TOTAL
                                                                          COMPREHENSIVE    DEFERRED      SHAREHOLDERS'
                                                                          INCOME (LOSS)  COMPENSATION       EQUITY
                                                                          -------------  ------------    -------------
BALANCE AT MARCH 31, 1998 ...............................................  $   (17,600)   $   (12,913)   $   641,667
  Issuance of ordinary shares for acquisitions ..........................           --             --          4,801
  Issuance of common stock ..............................................           --             --         49,080
  Exercise of stock options .............................................           --             --         11,402
  Ordinary shares issued under Employee Stock Purchase Plan .............           --             --          7,321
  Tax benefit on employee stock plans ...................................           --             --          1,635
  Sale of ordinary shares in public offering, net of offering costs .....           --             --        194,000
  Ordinary share repurchase .............................................           --             --        (24,335)
  Conversion of convertible notes .......................................           --             --             15
  Dividends paid to former shareholders .................................           --             --         (9,227)
  Deferred stock compensation ...........................................           --          1,172            234
  Amortization of deferred stock compensation ...........................           --          2,247          2,247
  Net income ............................................................           --             --         51,003
 Foreign currency translation ...........................................      (14,538)            --        (14,538)
                                                                           -----------    -----------    -----------
BALANCE AT MARCH 31, 1999 ...............................................      (32,138)        (9,494)       915,305
  Adjustment to conform fiscal year of pooled entity ....................           --             --           (818)
  Impact of immaterial pooling of interests acquisitions ................           --             --           (449)
  Issuance of common stock ..............................................           --             --          9,989
  Exercise of stock options .............................................           --             --         18,097
  Ordinary shares issued under Employee Stock Purchase Plan .............           --             --          8,835
  Tax benefit on employee stock plans ...................................           --             --          4,785
  Sale of ordinary shares in public offering, net of offering costs .....           --             --      1,158,773
  Conversion of convertible notes .......................................           --             --         85,074
  Dividends paid to former shareholders .................................           --             --        (26,572)
  Deferred stock compensation ...........................................           --            361            360
  Amortization of deferred stock compensation ...........................           --          4,049          4,049
  Net income ............................................................           --             --        158,568
  Change in unrealized gain (loss) on available for sale securities .....       59,704             --         59,704
  Foreign currency translation ..........................................      (19,072)            --        (19,072)
                                                                           -----------    -----------    -----------
BALANCE AT MARCH 31, 2000 ...............................................        8,494         (5,084)     2,376,628
  Adjustment to conform fiscal year of pooled entities ..................       (3,787)            --        (57,997)
  Impact of immaterial pooling of interests acquisitions ................           --             --            374
  Issuance of ordinary shares for acquisitions ..........................           --             --        365,485
  Exercise of stock options .............................................           --             --         69,570
  Ordinary shares issued under Employee Stock Purchase Plan .............           --             --          8,914
  Tax benefit on employee stock plans ...................................           --             --         11,537
  Sale of ordinary shares in public offering, net of offering costs .....           --             --      1,421,671
  Dividends paid to former shareholders .................................           --             --           (190)
  Amortization of deferred stock compensation ...........................           --          5,084          5,084
  Issuance of equity instrument (Note 9) ................................           --             --        386,537
  Net loss ..............................................................           --             --       (446,019)
  Change in unrealized gain (loss) on available for sale securities .....      (55,851)            --        (55,851)
  Foreign currency translation ..........................................      (55,382)            --        (55,382)
                                                                           -----------    -----------    -----------
BALANCE AT MARCH 31, 2001 ...............................................  $  (106,526)   $        --    $ 4,030,361
                                                                           ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         FLEXTRONICS INTERNATIONAL LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEARS ENDED MARCH 31,
                                                                               -----------------------------------------------
                                                                                  1999               2000              2001
                                                                               -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .......................................................      $    51,003       $   158,568       $  (446,019)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation, amortization and impairment charges .....................          180,153           187,597           518,985
  Loss (gain) on sales of equipment .....................................             (427)            2,818            (1,382)
  Provision for doubtful accounts .......................................            1,149            12,534             9,429
  Provision for inventories .............................................            7,624            32,345            33,634
  Equity in earnings of associated companies ............................           (2,529)           (1,591)              (79)
  In-process research and development ...................................            2,000                --                --
  Gain on sales of subsidiaries and long-term investments ...............              (67)             (365)               --
  Amortization of deferred stock compensation ...........................            2,247             4,049             5,084
  Non-cash charge from issuance of equity instrument ....................               --                --           286,537
  Minority interest expense and other non-cash unusual charges ..........           11,553            (2,414)          139,067
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable .................................................         (180,873)         (444,306)         (581,225)
    Inventories .........................................................         (112,381)         (597,698)         (559,842)
    Other current assets ................................................          (30,848)          (89,464)         (159,902)
    Other current liabilities, including accounts payable ...............          253,645           721,965           464,009
    Deferred revenue ....................................................              314            (2,292)            1,723
    Deferred income taxes ...............................................          (21,681)          (16,107)         (179,744)
                                                                               -----------       -----------       -----------
         Net cash provided by (used in) operating activities ............          160,882           (34,361)         (469,725)
                                                                               -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of proceeds
     from sale of equipment .............................................         (322,185)         (462,398)         (711,227)
Purchases of OEM facilities and related assets ..........................         (104,900)         (249,755)         (239,042)
Proceeds from sales of subsidiaries and investments .....................               --            35,871            46,910
Other investments and notes receivable ..................................          (15,250)         (117,391)          (54,398)
Acquisitions of businesses, net of cash acquired ........................         (130,441)          (85,743)         (158,882)
Other ...................................................................              572                --                --
                                                                               -----------       -----------       -----------
         Net cash used in investing activities ..........................         (572,204)         (879,416)       (1,116,639)
                                                                               -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings and proceeds from long-term debt ........................          497,188           342,691         1,420,594
Repayments of bank borrowings and long-term debt ........................         (178,872)         (120,231)       (1,451,114)
Repayments of capital lease obligations .................................          (19,337)          (40,930)          (31,788)
Dividends paid to former shareholders ...................................           (9,227)          (26,572)             (190)
Proceeds from exercise of stock options and Employee Stock
  Purchase Plan .........................................................           18,723            26,932            78,484
Net proceeds from issuance of common stock ..............................           23,621             9,804                --
Net proceeds from sale of ordinary shares in public offering ............          194,000         1,158,773         1,421,671
Proceeds from issuance of equity instrument .............................               --                --           100,000
Payments to acquire treasury stock ......................................          (24,335)               --                --
Other ...................................................................               --             1,162                --
                                                                               -----------       -----------       -----------
         Net cash provided by financing activities ......................          501,761         1,351,629         1,537,657
                                                                               -----------       -----------       -----------
Effect on cash from:
   Exchange rate changes ................................................           (5,872)           (8,150)          (34,048)
   Adjustment to conform fiscal year of pooled entities .................               --              (818)          (32,706)
                                                                               -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents ....................           84,567           428,884          (115,461)
Cash and cash equivalents, beginning of year ............................          233,598           318,165           747,049
                                                                               -----------       -----------       -----------
Cash and cash equivalents, end of year ..................................      $   318,165       $   747,049       $   631,588
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

                                                  YEARS ENDED MARCH 31,
                                              -----------------------------
                                                 1999              2000
                                              -----------       -----------
Net sales:
  Flextronics ..........................      $ 2,233,208       $ 4,307,193
  DII ..................................          925,543         1,339,943
  Lightning ............................          124,795           269,258
  Chatham ..............................          206,736           376,997
  Palo Alto Products International .....           95,519            95,458
  JIT ..................................          368,229           573,132
  Intercompany elimination .............           (1,244)           (2,859)
                                              -----------       -----------
  As restated ..........................      $ 3,952,786       $ 6,959,122
                                              ===========       ===========

Net income (loss):
  Flextronics ..........................      $    60,883       $   120,915
  DII ..................................          (17,032)           58,382
  Lightning ............................            5,051             3,461
  Chatham ..............................          (15,321)          (41,711)
  Palo Alto Products International .....            4,949             2,148
  JIT ..................................           12,473            15,373
                                              -----------       -----------
  As restated ..........................      $    51,003       $   158,568
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

       Cash equivalents and short-term investments consist of the following (in thousands):

                                                                   MARCH 31, 2001
                                                   --------------------------------------------------
                                                                  GROSS         GROSS       ESTIMATED
                                                   AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                     COST          GAINS        LOSSES        VALUE
                                                   --------     ----------    ----------    ---------
Money market funds ..........................      $344,499      $     --      $     --      $344,499
Certificates of deposits ....................           272            --            --           272
Corporate debt securities ...................         5,264            --            --         5,264
Corporate equity securities .................         1,622         3,853            --         5,475
                                                   --------      --------      --------      --------
                                                   $351,657      $  3,853      $     --      $355,510
                                                   ========      ========      ========      ========
Included in cash and cash equivalents .......      $350,035      $     --      $     --      $350,035
Included in other current assets ............         1,622         3,853            --         5,475
                                                   --------      --------      --------      --------
                                                   $351,657      $  3,853      $     --      $355,510
                                                   ========      ========      ========      ========


                                                                    MARCH 31, 2000
                                                   --------------------------------------------------
                                                                  GROSS         GROSS       ESTIMATED
                                                   AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                     COST         GAINS         LOSSES        VALUE
                                                   ---------    ----------    ----------    ---------
Money market funds ..........................      $236,342      $     --      $     --      $236,342
Certificates of deposits ....................        36,775            --            --        36,775
Corporate debt securities ...................       282,781            --            --       282,781
Corporate equity securities .................        19,660        59,704            --        79,364
                                                   --------      --------      --------      --------
                                                   $575,558      $ 59,704      $     --      $635,262
                                                   ========      ========      ========      ========
Included in cash and cash equivalents .......       555,898            --            --       555,898
Included in other current assets ............        19,660        59,704            --        79,364
                                                   --------      --------      --------      --------
                                                   $575,558      $ 59,704      $     --      $635,262
                                                   ========      ========      ========      ========

       During fiscal year 2001, net gains realized on the sale of marketable equity securities amounted to approximately $33.4 million. There were no sales activities for the fiscal year ended March 31, 2000. The Company also has certain investments in non-publicly traded companies. These investments are included within Other Assets in the Company's consolidated balance sheet and are carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During fiscal 2001, the Company recorded an unusual charge of $9.5 million for impairment of its investments in certain technology companies. See Note 9, "Unusual Charges" for further discussion.

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

                                                        2000               2001
                                                     -----------       -----------
Machinery and equipment .......................      $   927,294       $ 1,209,422
Buildings .....................................          418,332           596,070
Leasehold improvements ........................           55,834           168,764
Computer equipment and software ...............           74,412           167,115
Furniture, fixtures and vehicles ..............           79,397           216,818
Other, including land .........................          119,677            88,901
                                                     -----------       -----------
                                                       1,674,946         2,447,090
Accumulated depreciation and amortization .....         (351,214)         (618,649)
                                                     -----------       -----------
Property, plant and equipment, net ............      $ 1,323,732       $ 1,828,441
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

       Goodwill and other intangibles were as follows as of March 31 (in thousands):

                                                    2000              2001
                                                -----------       -----------
Goodwill .................................      $   420,494       $ 1,060,712
Other intangibles ........................           55,397            79,730
                                                -----------       -----------
                                                    475,891         1,140,442
Accumulated amortization .................          (85,540)         (157,058)
                                                -----------       -----------
Goodwill and other intangibles, net ......      $   390,351       $   983,384
                                                ===========       ===========

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

Inventories

       Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. As of March 31, the components of inventories, net of applicable reserves, were as follows (in thousands):

                                    2000            2001
                                 ----------      ----------
Raw materials .............      $  820,070      $1,346,427
Work-in-process ...........         207,474         301,875
Finished goods ............         115,050         138,753
                                 ----------      ----------
                                 $1,142,594      $1,787,055
                                 ==========      ==========

Other current liabilities

       Other current liabilities were comprised of the following as of March 31 (in thousands):

                                                                2000          2001
                                                              --------      --------
Income taxes payable ...................................      $ 26,108      $ 33,777
Accrued payroll ........................................       112,035       182,217
Sales taxes and other taxes payable ....................        19,600        20,797
Accrued expenses for unusual charges (see Note 9) ......           931       170,384
Other accrued liabilities ..............................       159,205       323,071
                                                              --------      --------
                                                              $317,879      $730,246
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

       The Company's net sales are primarily comprised of manufacturing services. Our manufacturing services include the fabrication and assembly of plastic and metal enclosures, printed circuit boards or PCBs, backplanes and the assembly of complete systems and products. In addition, through our photonics division, we manufacture and assemble photonics components and integrate them into PCB assemblies and other systems. Throughout the production process, we offer other services including design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key components of the supply chain through advanced information technologies. In addition, we have added other after-market services such as network installation.

       Revenue from manufacturing services is generally recognized upon shipment of the manufactured product. Other services revenues, which include design, logistics and network installation, are recognized as the services are performed.

Interest and other expense, net

       Interest and other expense, net was comprised of the following for the years ended March 31 (in thousands):

                                                               1999            2000             2001
                                                             ---------       ---------       ---------
Interest expense ......................................      $  61,430       $  84,198       $ 135,243
Interest income .......................................        (11,374)        (22,681)        (32,219)
Foreign exchange (gain) loss ..........................          3,543           2,128          (4,028)
Other (income) expense, net ...........................         (1,365)          6,267         (31,881)
                                                             ---------       ---------       ---------
          Total interest and other expense, net .......      $  52,234       $  69,912       $  67,115
                                                             =========       =========       =========

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

       Earnings per share data were computed as follows for the years ended March 31 (in thousands, except per share amounts):

                                                                                   1999            2000           2001
                                                                                 ---------      ---------      ---------
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss) .........................................................      $  51,003      $ 158,568      $(446,019)
                                                                                 ---------      ---------      ---------
Shares used in computation:
   Weighted-average ordinary shares outstanding ...........................        299,984        356,338        441,991
                                                                                 =========      =========      =========

                                                                                   1999           2000            2001
                                                                                 ---------      ---------      ---------
Basic earnings (loss) per share ...........................................      $    0.17      $    0.44      $   (1.01)
                                                                                 =========      =========      =========
DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss) .........................................................      $  51,003      $ 158,568      $(446,019)
Plus income impact of assumed conversions:
   Interest expense (net of tax) on convertible subordinated notes ........          3,105            400             --
   Amortization (net of tax) of debt issuance costs on convertible
    subordinated notes ....................................................            260             33             --
                                                                                 ---------      ---------      ---------
   Net income (loss) available to shareholders ............................      $  54,368      $ 159,001      $(446,019)
Shares used in computation:
   Weighted-average ordinary shares outstanding ...........................        299,984        356,338        441,991
   Shares applicable to exercise of dilutive options(1)(2) ................         14,174         25,021             --
   Shares applicable to deferred stock compensation .......................            432            302             --
   Shares applicable to convertible subordinated notes ....................         14,762          1,458             --
                                                                                 ---------      ---------      ---------
     Shares applicable to diluted earnings ................................        329,352        383,119        441,991
                                                                                 =========      =========      =========
Diluted earnings (loss) per share .........................................      $    0.17      $    0.42      $   (1.01)
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

3. SUPPLEMENTAL CASH FLOW DISCLOSURES

       The following information relates to fiscal years ended March 31 (in thousands):

                                                                          1999          2000           2001
                                                                        --------      --------      --------
Cash paid for:
  Interest .........................................................    $ 42,513      $ 78,293      $ 68,363
  Income taxes .....................................................      16,846        12,927        15,312
Non-cash investing and financing activities:

  Equipment acquired under capital lease obligations ...............      50,843        50,897        10,318
  Conversion of convertible notes to common stock ..................          --        85,074            --
  Issuances of ordinary shares for purchases of OEM assets .........          --            --        26,902
  Issuances of ordinary shares for acquisitions of businesses ......       4,801            --       338,583

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

       Bank borrowings and long-term debt was comprised of the following at March 31 (in thousands):

                                                2000              2001
                                             -----------       -----------
Senior subordinated notes .............      $   300,000       $   779,596
Credit facilities .....................          433,849                --
Outstanding under lines of credit .....          116,624           219,579
Mortgages .............................           23,550            43,340
Term loans and other debt .............          207,580           135,062
                                             -----------       -----------
                                               1,081,603         1,177,577
          Current portion .............         (487,773)         (298,052)
                                             -----------       -----------
          Non-current portion .........      $   593,830       $   879,525
                                             ===========       ===========

       Maturities for the bank borrowings and other long-term debt are as follows for the years ended March 31 (in thousands):

2002 .........................      $  298,052
2003 .........................          39,976
2004 .........................          14,141
2005 .........................           9,738
2006 .........................          11,872
Thereafter ...................         803,798
                                    ----------
                                    $1,177,577
                                    ==========

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

     The Company enters into forward exchange contracts to hedge underlying transactional currency exposures and does not engage in foreign currency speculation. The credit risk of these forward contracts is minimal since the contracts are with large financial institutions. The Company hedges committed exposures and these forward contracts generally do not subject the Company to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the asset, liabilities and transactions hedged. The Company's off-balance sheet financial instruments consist of $61.1 million and $200.4 million of aggregate foreign currency forward contracts outstanding at the end of fiscal year 2000 and 2001, respectively. These foreign exchange contracts expire in less than three months and will settle in Euro, Swiss Franc, Swedish Kronor, British Pound and United States dollar.

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

                                                      CAPITAL       OPERATING
                                                      --------      ---------
2002 ............................................     $ 31,354      $117,171
2003 ............................................       20,859       101,714
2004 ............................................       14,069        70,801
2005 ............................................        3,177        35,463
2006 ............................................        1,359        16,456
Thereafter ......................................          400        16,848
                                                      --------      --------
Minimum lease payments ..........................       71,218      $358,453
                                                                    ========
Amount representing interest ....................       (5,828)
                                                      --------
Present value of minimum lease payments .........       65,390
Current portion .................................      (27,602)
                                                      --------
Capital lease obligations, net of current portion     $ 37,788
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

7.  INCOME TAXES

     The domestic and foreign components of income (loss) before income taxes were comprised of the following for the years ended March 31 (in thousands):

                                     1999          2000           2001
                                   ---------     ---------     ---------
Singapore ....................     $   4,912     $  32,377     $(269,771)
Foreign ......................        34,457       149,271      (282,533)
                                   ---------     ---------     ---------
Total ........................     $  39,369     $ 181,648     $(552,304)
                                   =========     =========     =========

     The provision for (benefit from) income taxes consisted of the following for the years ended March 31 (in thousands):

                                      1999           2000           2001
                                   ---------      ---------      ---------
Current:
  Singapore ..................     $   2,828      $     839      $   6,607
  Foreign ....................         7,755         35,406         27,170
                                   ---------      ---------      ---------
                                      10,583         36,245         33,777
                                   ---------      ---------      ---------
Deferred:
  Singapore ..................           363          2,870         (2,206)
  Foreign ....................       (22,580)       (16,035)      (137,856)
                                   ---------      ---------      ---------
                                     (22,217)       (13,165)      (140,062)
                                   ---------      ---------      ---------
                                   $ (11,634)     $  23,080      $(106,285)
                                   =========      =========      =========


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

                                                          1999            2000           2001
                                                        ---------      ---------      ---------
Income taxes based on Singapore statutory rates ...     $  10,236      $  47,133      $(135,315)
Effect of tax rate differential ...................       (19,220)       (41,984)      (138,105)
Tax exempt income .................................          (549)          (866)        (8,790)
Amortization of goodwill and other intangibles ....         3,350          4,334         15,568
Motorola unusual charge ...........................            --             --         70,201
Merger expenses ...................................            --             --         16,059
Facility closure costs ............................            --             --         46,094
Change in valuation allowance .....................        (2,827)        15,993         26,848
Tax credits and carryforwards .....................        (1,166)        (4,800)            --
Other .............................................        (1,458)         3,270          1,155
                                                        ---------      ---------      ---------
          Provision for (benefit from) income taxes     $ (11,634)     $  23,080      $(106,285)
                                                        =========      =========      =========


     The components of deferred income taxes are as follows as of March 31 (in thousands):

                                                                 2000            2001
                                                               ---------      ---------
Deferred tax liabilities:
  Unremitted earnings of foreign subsidiaries ............     $  (2,766)     $      --
  Intangible assets ......................................       (10,604)        (6,665)
  Fixed assets ...........................................       (34,922)            --
  Others .................................................        (5,398)          (803)
                                                               ---------      ---------
          Total deferred tax liabilities .................     $ (53,690)     $  (7,468)
                                                               ---------      ---------
Deferred tax assets:
  Fixed assets ...........................................     $      --      $  15,855
  Deferred compensation ..................................         6,057         43,147
  Compensated absences ...................................         1,164          3,210
  Provision for inventory obsolescence ...................        10,867         35,760
  Provision for doubtful accounts ........................         5,625          8,782
  Net operating loss carryforwards .......................        67,689        133,860
  Federal and state credits ..............................        11,857         11,414
  Uniform capitalization of inventory ....................         4,493          2,523
  Unusual charges ........................................            --             --
  Others .................................................        13,069         37,982
                                                               ---------      ---------
          Total deferred tax assets ......................       120,821        292,533
  Valuation allowances ...................................       (50,342)      (102,792)
                                                               ---------      ---------
          Total deferred tax assets ......................     $  70,479      $ 189,741
                                                               ---------      ---------
   Net deferred tax asset ................................     $  16,789      $ 182,273
                                                               =========      =========
The net deferred tax asset is classified as follows:

  Current asset (classified as Other Current Assets) .....     $  18,338      $  42,595
  Long-term asset (classified as Other Assets/Liabilities)        (1,549)       139,678
                                                               ---------      ---------
                                                               $  16,789      $ 182,273
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

     The effective income tax rate is largely a function of the balance between income from domestic and international operations, as well as certain tax holidays and incentives granted to the Company and its subsidiaries in China, Malaysia , Hungary and Czech Republic. These tax incentives and holidays expire over various periods from 2002 to 2010 and are subject to certain conditions with which the Company expects to comply. During the years ended March 31, 2001, 2000 and 1999, the aggregate amount of savings from tax holidays and similar incentives and the associated earnings per share benefits were immaterial.

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

     The following table presents the activity for options outstanding under all of the stock option plans as of March 31 ("Price" reflects the weighted average exercise price):

                                                          1999                        2000                        2001
                                                  ---------------------     -----------------------     ----------------------
                                                    OPTIONS       PRICE       OPTIONS        PRICE        OPTIONS       PRICE
                                                  -----------     -----     -----------      ------     -----------     ------
Outstanding, beginning of year..................   28,281,584     $3.07      39,283,808      $ 4.25      44,853,772     $ 7.46
Granted.........................................   19,223,312      5.28      11,668,916       13.49      14,655,646      23.23
Exercised.......................................   (5,481,928)     2.15      (4,990,596)       3.57     (11,404,613)      5.54
Forfeited.......................................   (2,739,160)     4.11      (1,108,356)       6.30        (869,374)     23.98
                                                  -----------               -----------                 -----------
Outstanding, end of year........................   39,283,808     $4.25      44,853,772      $ 7.46      47,235,431     $13.35
                                                  ===========               ===========                 ===========
Exercisable, end of year........................   11,314,768                13,583,702                  21,065,008
                                                  ===========               ===========                 ===========
Weighted average fair value per option granted..  $      3.30               $      7.44                 $     12.60
                                                  ===========               ===========                 ===========


     The following table presents the composition of options outstanding and exercisable as of March 31, 2001 ("Price" and "Life" reflect the weighted average exercise price and weighted average contractual life unless otherwise noted):

         RANGE OF             OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
    -------------------      ----------------------     ---------------------------------
      EXERCISE PRICES           AMOUNT       PRICE      LIFE        AMOUNT         PRICE
    -------------------      ------------    ------     ----     ------------      ------
    $ 0.39  --   $ 4.05         9,686,954    $ 3.16     3.66        8,643,873      $ 3.08
      4.12  --     6.00        10,670,262      5.42     2.58        6,651,767        5.38
      6.23  --    16.00        10,379,352     11.92     4.86        4,837,944       10.73
     16.13  --    25.00        12,824,248     23.22     7.53          644,517       21.49
     25.03  --    44.12         3,674,615     32.82     4.42          286,907       29.25
                             ------------                        ------------
   Total, March 31, 2001       47,235,431    $13.35     4.79       21,065,008      $ 6.48
                             ============                        ============


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

                                                  YEARS ENDED MARCH 31,
                                       -------------------------------------------
                                          1999            2000            2001
                                       -----------    -----------     ------------
Net income (loss):
  As reported ....................     $    51,003    $   158,568     $  (446,019)
  Proforma .......................          35,943        133,319        (596,494)

Basic earnings (loss) per share:
  As reported ....................     $      0.17    $      0.44     $     (1.01)
  Proforma .......................            0.12           0.37           (1.35)

Diluted earnings (loss) per share:
  As reported ....................     $      0.17    $      0.42     $     (1.01)
  Proforma .......................            0.12           0.35           (1.35)


     In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal 1999, 2000 and 2001 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

                                            YEARS ENDED MARCH 31,
                                        -----------------------------
                                         1999       2000       2001
                                        -------    -------    -------
Volatility ........................          58%        58%        62%
Risk-free interest rate range .....         5.2%       6.2%       6.3%
Dividend yield ....................           0%         0%         0%
Expected lives ....................     3.5 yrs    3.5 yrs    3.6 yrs


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

9.  UNUSUAL CHARGES

FISCAL 2001

     The Company recognized unusual pre-tax charges of approximately $973.3 million during fiscal year 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola combined with approximately $206.6 million of expenses resulting from the DII and Palo Alto Products International mergers and related facility closures. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the Chatham and Lightning mergers and related facility closures. In the third quarter, the Company recognized unusual pre-tax charges of approximately $46.3 million, primarily related to the JIT merger and related facility closures. During the fourth quarter, the Company recognized unusual pre-tax charges, amounting to $376.1 million related to closures of several manufacturing facilities and $9.5 million for the impairment of investments in certain technology companies. On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. See Note 8, "Shareholders' Equity," for further information concerning the strategic alliance. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitles it to acquire 22.0 million Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. The Company recorded aggregate unusual charges of $973.3 million, which included approximately $574.9 million of facility closure costs and $102.4 million of direct transaction costs in connection with the mergers and facility closures, $286.5 million related to the issuance of an equity instrument to Motorola and $9.5 million for impairment of certain investments. As discussed below, $510.5 million of the charges relating to facility closures have been classified as a component of Cost of Sales during the fiscal year ended March 31, 2001.

     Unusual charges excluding the Motorola equity instrument, by segments, are as follows: Americas $553.1 million, Asia $86.5 million, Western Europe $32.9 million and Central Europe $14.3 million. Unusual charges related to the Motorola equity instrument is not specific to a particular segment, and as such, has not been allocated to a particular geographic segment.

The components of the unusual charges recorded are as follows (in thousands):

                                          FIRST       SECOND          THIRD        FOURTH
                                         QUARTER      QUARTER        QUARTER       QUARTER        TOTAL         NATURE OF
                                         CHARGES      CHARGES        CHARGES       CHARGES       CHARGES         CHARGES
                                        ---------    ---------      ---------     ---------     ---------     -------------
Facility closure costs:
  Severance ........................... $  62,487     $   5,677     $   3,606     $  60,703     $ 132,473     cash
  Long-lived asset impairment .........    46,646        14,373        16,469       155,046       232,534     non-cash
  Exit costs ..........................    24,201         5,650        19,703       160,368       209,922     cash/non-cash
                                        ---------     ---------     ---------     ---------     ---------
      Total facility closure costs ....   133,334        25,700        39,778       376,117       574,929
Direct transaction costs:
  Professional fees ...................    50,851         7,247         6,250            --        64,348     cash
  Other costs .........................    22,382        15,448           248            --        38,078     cash/non-cash
                                        ---------     ---------     ---------     ---------     ---------
      Total direct transaction costs ..    73,233        22,695         6,498            --       102,426
                                        ---------     ---------     ---------     ---------     ---------
Motorola equity instrument ............   286,537            --            --            --       286,537     non-cash
Other unusual charges .................        --            --            --         9,450         9,450     non-cash
      Total unusual charges ...........   493,104        48,395        46,276       385,567       973,342
                                        ---------     ---------     ---------     ---------     ---------
Income tax benefit ....................   (30,000)       (6,000)       (6,500)     (110,000)     (152,500)
                                        ---------     ---------     ---------     ---------     ---------
      Net unusual charges ............. $ 463,104     $  42,395     $  39,776     $ 275,567     $ 820,842
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

                                                  LONG-LIVED
                                                    ASSET            EXIT
                                   SEVERANCE      IMPAIRMENT         COSTS           TOTAL
                                   ---------      ----------       ---------       ---------
Balance at March 31, 2000 ...      $      --       $      --       $      --       $      --
Activities during the year:
  First quarter provision ........    62,487          46,646          24,201         133,334
  Cash charges ...................   (35,800)             --          (1,627)        (37,427)
  Non-cash charges ...............        --         (46,646)         (7,441)        (54,087)
                                   ---------       ---------       ---------       ---------
Balance at June 30, 2000 .........    26,687              --          15,133          41,820
Activities during the year:
  Second quarter provision .......     5,677          14,373           5,650          25,700
  Cash charges ...................    (4,002)             --          (4,231)         (8,233)
  Non-cash charges ...............        --         (14,373)         (8,074)        (22,447)
                                   ---------       ---------       ---------       ---------
Balance at September 30, 2000.....    28,362              --           8,478          36,840
Activities during the year:
  Third quarter provision ........     3,606          16,469          19,703          39,778
  Cash charges ...................    (7,332)             --          (2,572)         (9,904)
  Non-cash charges ...............        --         (16,469)        (14,070)        (30,539)
                                   ---------       ---------       ---------       ---------
Balance at December 31, 2000......    24,636              --          11,539          36,175
Activities during the year:
  Fourth quarter provision .......    60,703         155,046         160,368         376,117
  Cash charges ...................   (13,605)             --         (14,686)        (28,291)
  Non-cash charges ...............        --        (155,046)        (61,878)       (216,924)
                                   ---------       ---------       ---------       ---------
Balance at March 31, 2001 ........ $  71,734       $      --       $  95,343       $ 167,077
                                   =========       =========       =========       =========


     Of the total pre-tax facility closure costs, $132.5 million relates to employee termination costs, of which $68.1 million has been classified as a component of Cost of Sales. As a result of the various exit plans, the Company identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of March 31, 2001, 4,457 employees have been terminated, and another 6,812 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. During fiscal 2001, the Company paid employee termination costs of approximately $60.7 million. The remaining $71.7 million of employee termination costs is classified as accrued liabilities as of March 31, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

     The unusual pre-tax charges include $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales. Included in the long-lived asset impairment are charges of $229.1 million, which relate to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their fair value of $192.0 million as of March 31, 2001. Certain assets will be held for use and will remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For the assets that are being held for use, an impairment loss is recognized if the carrying amounts of these assets exceed the fair value of the assets. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For the assets that are being held for disposal, an impairment loss is recognized if the carrying amounts of these assets exceed the fair value less cost to sell. The impaired long-lived assets consisted primarily of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also includes the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

     The unusual pre-tax charges also include approximately $209.9 million for other exit costs, which have been classified as a component of Cost of Sales. Other exit costs include contractual obligations totaling $85.4 million, which were incurred directly as a result of the various exit plans. These contractual obligations consisted of facility lease terminations amounting to $26.5 million, equipment lease terminations amounting to $31.4 million and payments to suppliers and other third parties to terminate contractual agreements amounting to $27.5 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2006 and with respect to the other contractual obligations with suppliers and other third parties through fiscal 2002. Other exit costs also include charges of $77.0 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2001. Also included in other exit costs were charges amounting to $16.1 million for the incremental costs for warranty work incurred by the Company for products sold prior to the commitment dates of the various exit plans. Other exit costs also include $11.6 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or return the facilities to the landlord. The remaining $19.8 million of other exit costs recorded were primarily associated with incremental amounts of legal and environmental costs, incurred directly as a result of the various exit plans and facility closures. The Company paid approximately $23.1 million of other exit costs during fiscal 2001. Additionally, approximately $91.5 million of other exit costs were non-cash charges utilized during fiscal 2001. The remaining $95.3 million is classified in accrued liabilities as of March 31, 2001 and are expected to be substantially paid out within one year from the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

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

FISCAL 2000

     In fiscal 2000, the Company recognized unusual pre-tax charges in the Americas business segment of $7.5 million related to the operations of Chatham, which included severance and related charges of approximately $4.4 million and other facility exit costs of approximately $3.1 million.

     Additionally, unusual pre-tax charges in the Western Europe business segment of $3.5 million were recorded in fiscal 2000, related to the Kyrel EMS Oyj merger. The unusual charges consisted of a transfer tax of $1.7 million, approximately $0.4 million of investment banking fees and approximately $1.4 million of legal and accounting fees.

FISCAL 1999

     During fiscal 1999, the Company recognized unusual pre-tax charges in the Americas business segment of $79.3 million, substantially all of which related to the operations of the Company's wholly owned subsidiary, Orbit Semiconductor, Inc. ("Orbit"). The Company decided to sell Orbit's 6-inch, 0.6 micron wafer fabrication facility ("Fab") and adopt a fabless manufacturing strategy to complement Orbit's design and engineering services. The charges were primarily due to the impaired recoverability of inventories, intangible assets and fixed assets, and other costs associated with the exit of semiconductor manufacturing. The Fab was ultimately sold in the fourth quarter of fiscal 1999.

     The components of the unusual charges recorded in fiscal 1999 are as follows:

                                                         FIRST       FOURTH
                                                        QUARTER      QUARTER       TOTAL         NATURE OF
                                                        CHARGES      CHARGES      CHARGES         CHARGES
                                                        -------      -------      -------      --------------
Severance ........................................      $   498      $ 2,371      $ 2,869      cash
Long-lived asset impairment ......................       38,257       16,538       54,795      non-cash
Losses on sales contracts ........................        2,658        3,100        5,758      non-cash
Incremental uncollectible accounts receivable ....          900           --          900      non-cash
Incremental sales return and allowances ..........        1,500          500        2,000      non-cash
Inventory write-downs ............................        5,500          250        5,750      non-cash
Acquired in-process research and development .....           --        2,000        2,000      non-cash
Other exit costs .................................        1,845        3,369        5,214      cash/non-cash
                                                        -------      -------      -------
Total Unusual Pre-Tax Charges ....................      $51,158      $28,128      $79,286
                                                        =======      =======      =======


     Of the total unusual pre-tax charges, approximately $2.9 million relates to employee termination costs. As a result of the closure of the fabrication facility, 460 employees were terminated. The terminations were completed and related severance costs were fully paid out by the first quarter of fiscal 2000.

     The unusual pre-tax charges include $54.8 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of cost of sales. Included in the long-lived asset impairment are charges of $50.7 million related to the Fab which was written down to its net realizable value based on its estimated selling price less cost to sell. The Company kept the Fab in service until the sale date in the fourth quarter of fiscal 1999. In accordance with SFAS No. 121, the Company discontinued depreciation expense on the Fab when it determined that it would be disposed of and its net realizable value was known. The impaired long-lived assets consisted primarily of machinery and equipment of $52.4 million, which were written down by $43.4 million to a carrying amount of $9 million and building and improvement of $7.3 million which were written down to a carrying value of zero. The long-lived asset impairment also includes the write-off of the remaining goodwill of $0.6 million. The remaining $3.5 million of asset impairment relates to the write-down to net realizable value of a facility the Company exited during fiscal 1999.

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

     The purchase price of Advanced Component Labs included in-process research and development costs totaling $2.0 million which had not reached technological feasibility and had no probable alternative future use. Accordingly, the Company wrote-off $2.0 million of in-process research and development in fiscal 1999.

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

     Starting in fiscal 2001, DII, Lightning and Chatham changed their respective year ends to conform to the Company's March 31 year end. Accordingly, DII's and Lightning's operations for the three months ended March 31, 2000, and Chatham's operations for the six months ended March 31, 2000, have been excluded from the consolidated results of operations for fiscal 2001 and reported as an adjustment to retained earnings. Total net sales, gross profit, selling, general and administrative expenses, operating loss and total net loss related to the omitted periods amounted to approximately $898.3 million, $50.0 million, $66.6 million, $33.0 million and $58.3 million, respectively. During the omitted periods, total cash flows used in operating and investing activities amounted to approximately $24.9 million and $28 million, respectively, and financing activities provided approximately $20.2 million.


     The net loss of $58.3 million for the omitted period consisted primarily of the net losses of DII and Chatham, with each company representing about half of the net loss for the omitted period. With respect to Chatham, the net loss for that acquired company was relatively consistent both before and during the omitted period. In the case of DII, the results for that acquired company during the omitted period was adversely effected by the uncertainties created by the merger with the Company, which closed April 3, 2000. DII experienced several customer cancellations during the omitted period due to customer concerns over the merger and resulting supplier concentration issues. DII also experienced lower employee productivity during the omitted period due to the uncertainty over anticipated employee terminations as a result of the merger. The net loss for Chatham and DII in the omitted period prompted the Company to develop formal plans to exit certain activities, close certain facilities and involuntarily terminate employees in the periods following the acquisitions of each company, which resulted in the unusual charges recorded in fiscal 2001. See Note 9, "Unusual Charges" for further discussion.


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

Business Acquisitions

In fiscal 2001, the Company completed several immaterial business acquisitions. These transactions have been accounted for under the purchase method of accounting and accordingly, the results of the acquired businesses were included in the Company's consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of the acquired operations were not material to the Company's consolidated financial statements. In connection with these business acquisitions, the Company paid total cash consideration of approximately $146.4 million, net of cash acquired, and issued approximately 9.8 million ordinary shares, which equated to approximately $338.6 million of purchase price. The fair value of the ordinary shares issued were determined based on the quoted market prices of the Company's ordinary shares for a reasonable period, generally three days, before and after the date the terms of the acquisitions were agreed to and announced.

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

12.   SEGMENT REPORTING

     Information about segments for the years ended March 31 is as follows (in thousands):

                                                                1999               2000               2001
                                                            ------------       ------------       ------------
Net Sales:
  Asia ...............................................      $    898,304       $  1,588,665       $  2,467,629
  Americas ...........................................         1,875,677          2,936,441          5,466,547
  Western Europe .....................................           666,763          1,391,965          2,356,281
  Central Europe .....................................           572,289          1,132,242          2,147,788
  Intercompany eliminations ..........................           (60,247)           (90,191)          (328,546)
                                                            ------------       ------------       ------------
                                                            $  3,952,786       $  6,959,122       $ 12,109,699
                                                            ============       ============       ============
Income (Loss) before Income Taxes:
  Asia ...............................................      $     61,845       $    102,541       $     13,611
  Americas ...........................................           (52,774)            (4,149)          (319,420)
  Western Europe .....................................            12,803             23,833              7,740
  Central Europe .....................................            31,839             44,107             33,333
  Intercompany eliminations, corporate allocations and
     Motorola one-time non-cash charge (see Note 9) ..           (14,344)            15,316           (287,568)
                                                            ------------       ------------       ------------
                                                            $     39,369       $    181,648       $   (552,304)
                                                            ============       ============       ============
Long-Lived Assets:
  Asia ...............................................      $    286,797       $    449,824       $    503,094
  Americas ...........................................           511,036            712,215            636,399
  Western Europe .....................................           240,759            275,935            371,064
  Central Europe .....................................           114,734            171,165            317,884
                                                            ------------       ------------       ------------
                                                            $  1,153,326       $  1,609,139       $  1,828,441
                                                            ============       ============       ============
Depreciation and Amortization:*
  Asia ...............................................      $     25,492       $     39,889       $     54,038
  Americas ...........................................            69,079             86,967            126,012
  Western Europe .....................................            18,933             42,534             56,667
  Central Europe .....................................            11,854             18,207             49,734
                                                            ------------       ------------       ------------
                                                            $    125,358       $    187,597       $    286,451
                                                            ============       ============       ============
Capital Expenditures:
  Asia ...............................................      $     83,382       $    155,243       $    178,557
  Americas ...........................................           141,082            214,224            284,340
  Western Europe .....................................           127,471             52,396            125,072
  Central Europe .....................................            57,720             83,570            193,252
                                                            ------------       ------------       ------------
                                                            $    409,655       $    505,433       $    781,221
                                                            ============       ============       ============


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

13.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table contains selected unaudited quarterly financial data for fiscal years 2000 and 2001:

                                                              FISCAL YEAR ENDED
                                                                MARCH 31, 2000
                                         --------------------------------------------------------------
                                            FIRST           SECOND            THIRD            FOURTH
                                         -----------      -----------      -----------      -----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales .........................      $ 1,237,320      $ 1,525,366      $ 1,967,740      $ 2,228,696
Cost of sales .....................        1,112,493        1,383,783        1,797,643        2,041,323
Unusual charges ...................               --               --               --            7,519
                                         -----------      -----------      -----------      -----------
   Gross profit (loss) ............          124,827          141,583          170,097          179,854
Selling, general and
  administrative ..................           67,996           73,733           86,534           91,689
Goodwill and intangibles
  amortization ....................            9,754            8,787           10,735           12,050
Unusual charges ...................               --            3,523               --               --
Interest and other expense
  (income), net ...................           14,420           19,236           23,367           12,889
                                         -----------      -----------      -----------      -----------
   Income (loss) before
     income taxes .................           32,657           36,304           49,461           63,226
Provision for (benefit from)
  income taxes ....................            5,870            5,349            1,662           10,199
                                         -----------      -----------      -----------      -----------
   Net income (loss) ..............      $    26,787      $    30,955      $    47,799      $    53,027
                                         ===========      ===========      ===========      ===========
Diluted earnings (loss)
  per share .......................      $      0.08      $      0.09      $      0.12      $      0.12
                                         ===========      ===========      ===========      ===========
Shares used in computing
  diluted per share amounts .......          359,213          360,465          384,017          427,521
                                         ===========      ===========      ===========      ===========


                                                              FISCAL YEAR ENDED
                                                                MARCH 31, 2001
                                      ---------------------------------------------------------------
                                         FIRST             SECOND           THIRD           FOURTH
                                      -----------       -----------      -----------      -----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales .........................   $ 2,676,974       $ 3,078,998      $ 3,239,293      $ 3,114,434
Cost of sales .....................     2,470,408         2,829,406        2,964,034        2,864,048
Unusual charges ...................        83,721            24,268           38,550          363,956
                                      -----------       -----------      -----------      -----------
   Gross profit (loss) ............       122,845           225,324          236,709         (113,570)
Selling, general and
  administrative ..................        94,918           107,931          113,736          113,524
Goodwill and intangibles
  amortization ....................         9,370            12,505           15,141           26,525
Unusual charges ...................       409,383            24,127            7,726           21,611
Interest and other expense
  (income), net ...................        (4,199)           22,359           22,092           26,863
                                      -----------       -----------      -----------      -----------
   Income (loss) before
     income taxes .................      (386,627)           58,402           78,014         (302,093)
Provision for (benefit from)
  income taxes ....................       (16,065)            8,475           10,232         (108,927)
                                      -----------       -----------      -----------      -----------
   Net income (loss) ..............   $  (370,562)      $    49,927      $    67,782      $  (193,166)
                                      ===========       ===========      ===========      ===========
Diluted earnings (loss)
  per share .......................   $     (0.88)      $      0.10      $      0.14      $     (0.41)
                                      ===========       ===========      ===========      ===========
Shares used in computing
  diluted per share amounts .......       418,857           480,801          478,657          468,069
                                      ===========       ===========      ===========      ===========



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of our directors and officers as of June 1, 2001 are as follows:

NAME                                                                  AGE                    POSITION
----                                                                  ---                    --------
Michael E. Marks.................................................     50      Chairman of the Board and Chief Executive Officer
Robert R. B. Dykes...............................................     51      President, Systems Group and Chief Financial Officer
Ronny Nilsson....................................................     52      President, Western European Operations
Michael McNamara.................................................     44      President, Americas Operations
Ash Bhardwaj.....................................................     37      President, Asia Pacific Operations
Humphrey Porter..................................................     53      President, Central/Eastern European Operations
Steven C. Schlepp................................................     44      President, Multek
Ross Manire......................................................     49      President, Flextronics Enclosure Systems
Ronald R. Snyder.................................................     44      President, Flextronics Semiconductor
Thomas J. Smach..................................................     41      Vice President of Finance
Tsui Sung Lam....................................................     51      Director
Michael J. Moritz................................................     46      Director
Richard L. Sharp.................................................     54      Director
Patrick Foley....................................................     69      Director
Chuen Fah Alain Ahkong...........................................     52      Director
Goh Thiam Poh Tommie.............................................     50      Director


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

                           SUMMARY COMPENSATION TABLE


                                                                                                  LONG TERM
                                                                                                 COMPENSATION
                                                                                                   AWARDS
                                                      ANNUAL COMPENSATION            OTHER       SECURITIES
                                         FISCAL     -----------------------          ANNUAL       UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR        SALARY        BONUS         COMPENSATION     OPTIONS         COMPENSATION
---------------------------            ----------   ----------   ----------      -------------   ------------     ---------------
Michael E. Marks ...................         2001   $  600,000   $1,285,000      $    5,082(1)    1,036,456       $    8,627(9)
  Chairman and                               2000      450,000      363,750         230,385(2)      600,000            8,350(10)
  Chief Executive Officer                    1999      400,000      339,315           9,617(3)    3,200,000            7,701(11)
Michael McNamara ...................         2001      450,000      831,250           3,925(1)      600,000            4,702(12)
  President, Americas Operations             2000      375,000      201,250           3,867(1)      600,000            4,750(12)
                                             1999      325,000      177,416          22,611(3)    1,784,000            5,000(12)
Robert R.B. Dykes ..................         2001      425,000      798,125           4,668(1)      400,000            5,329(12)
  President, Systems Group and               2000      337,500      156,000           4,599(1)      240,000            3,500(12)
  Chief Financial Officer                    1999      300,000      166,008          25,337(3)      440,000            5,000(12)
Humphrey Porter ....................         2001      400,000      375,000          27,500(4)      200,000           36,000(13)
  President, Central/ Eastern                2000      300,000      195,000          20,000(5)      160,000           36,000(13)
  European Operations                        1999      250,000      149,000          21,000(6)      880,000           30,000(14)
Ronny Nilsson ......................         2001      362,545      405,350          10,154(1)      200,000           33,614(14)
  President, Western European                2000      317,684      129,563          17,436(7)      160,000           34,884(14)
  Operations                                 1999      315,000      148,859          18,096(8)      320,000           43,497(14)

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

                                                     INDIVIDUAL GRANTS
                             ----------------------------------------------------------------
                                                                                                   POTENTIAL REALIZE VALUE AT
                                 NUMBER OF       PERCENT OF                                          ASSUMED ANNUAL RATES OF
                                SECURITIES      TOTAL OPTIONS                                        STOCK PRICE APPRECIATED
                                UNDERLYING       GRANTED TO        EXERCISE                             FOR OPTION TERM
                                  OPTIONS       EMPLOYEES IN       PRICE PER      EXPIRATION      -----------------------------
NAME                              GRANTED        FISCAL 2001         SHARE           DATE              5%                  10%
------------------------     ------------     ------------      ------------     ------------     ------------     ------------
Michael E. Marks .......           36,456             0.25%     $    32.4375       04/07/2005     $    326,714     $    721,953
                                1,000,000             6.82           23.1875       12/20/2010       14,582,494       36,954,903
Michael McNamara .......          600,000             4.09           23.1875       12/20/2010        8,749,496       22,172,942
Robert R.B. Dykes ......          400,000             2.73           23.1875       12/20/2010        5,832,998       14,781,961
Humphrey Porter ........          200,000             1.36           23.1875       12/20/2010        2,916,499        7,390,981
Ronny Nilsson ..........          200,000             1.36           23.1875       12/20/2010        2,916,499        7,390,981

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


                                                                     NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED                VALUE OF UNEXERCISED
                                   NUMBER OF                              OPTIONS AT                     IN-THE-MONEY OPTIONS AT
                                    SHARES                              MARCH 31, 2001                       MARCH 31, 2001
                                   ACQUIRED        VALUE     -----------------------------------  -------------------------------
NAME                              ON EXERCISE    REALIZED          VESTED           UNVESTED            VESTED           UNVESTED
----                             ------------  ------------  ----------------- -----------------  ----------------- -------------
Michael E. Marks...........        935,274     $ 25,047,854      2,866,039         2,804,167         $42,990,585       $27,062,505
Michael McNamara...........        109,298        2,925,023      1,767,448         1,666,982          26,511,720        16,004,730
Robert R.B. Dykes..........        377,166       10,721,962      1,131,002           775,832          16,965,030         5,637,480
Humphrey Porter............        231,997        8,934,592        183,670           678,333           2,755,050         7,174,995
Ronny Nilsson..............             --               --        900,000                --          10,500,000                --

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

DIRECTOR COMPENSATION

    Each individual who first becomes a non-employee Board member is granted a stock option to subscribe for 15,000 ordinary shares at an exercise price equal to the fair market value of our ordinary shares on the date of grant. After this initial grant, on the date of each Annual General Meeting, each individual who is at that time serving as a non-employee director receives a stock option to subscribe for 3,000 ordinary shares at an exercise price equal to the fair market value of our ordinary shares on the date of grant, all pursuant to the automatic option grant provisions of our 1993 Share Option Plan. Pursuant to this program, Messrs. Ahkong, Moritz, Sharp, Foley and Tsui each received option grants for 3,000 ordinary shares in fiscal 2001 at an exercise price of $42.0313 per share.

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

                                                               SHARES BENEFICIALLY OWNED
                                                             -------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                         NUMBER OF SHARES     PERCENT
                                                             ----------------   ------------
5% SHAREHOLDERS:
Entities associated with AXA Financial, Inc.(1) ..........       45,279,073              9.4%
   1290 Avenue of the Americas
   New York, NY 10104
T. Rowe Price Associates, Inc.(2) ........................       26,521,115              5.5
   100 E. Pratt Street
   Baltimore, MD 21202
Entitles associated with FMR Corporation(3) ..............       24,634,204              5.1
   82 Devonshire Street
   Boston, MA 02109

EXECUTIVE OFFICERS AND DIRECTORS:
Richard L. Sharp(4) ......................................        6,062,202              1.3
Goh Thiam Poh Tommie .....................................        5,573,114              1.2
Michael E. Marks(5) ......................................        5,285,777              1.1
Michael McNamara(6) ......................................        2,641,700                *
Robert R.B. Dykes(7) .....................................        1,606,407                *
Michael J. Moritz(8) .....................................          455,682                *
Ronny Nilsson(9) .........................................          390,000                *
Tsui Sung Lam(10) ........................................          313,946                *
Humphrey Porter(11) ......................................          272,003                *
Patrick Foley(12) ........................................          208,250                *
Chuen Fah Alain Ahkong(13) ...............................           28,250                *
                                                               ------------     ------------
All 16 directors and executive officers as a group(14) ...       25,986,948              5.3%
                                                               ============     ============

----------

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

    1. Financial Statements. See Item 8, "Financial Statements and Supplementary Data."

    2.  Financial Statement Schedules. The following financial statement schedule is filed as part of this report and should be read together with our financial statements:

    Schedule II -- Valuation and qualifying accounts

    3. Exhibits. The following exhibits are filed with this annual report on Form 10-K:

                                                                       INCORPORATED BY REFERENCE
                                                        ---------------------------------------------------
  EXHIBIT                                                                            FILING       EXHIBIT      FILED
    NO.    EXHIBIT                                          FORM      FILE NO.        DATE          NO.       HEREWITH
---------  ---------------------------------------      ----------  -----------    -----------  -----------  ----------
  2.01     Exchange Agreement dated as of June 11,         10-K      000-23354      06-29-99         2.3
           1999 among the Registrant, Flextronics
           Holding Finland Oyj, Kyrel EMS Oyj, and
           Seppo Parhankangas

  2.02     Agreement and Plan of Merger dated November      8-K      000-23354      12-06-99         2.1
           22, 1999 among the Registrant, Slalom
           Acquisition Corp. and The DII Group, Inc.*

  2.03     Agreement and Plan of Reorganization dated       8-K      000-23354      09-15-00        2.01
           July 31, 2000 among the Registrant, Chatham
           Acquisition Corporation, and Chatham
           Technologies, Inc.*

  2.04     Merger Agreement dated August 10, 2000           S-3      333-46770      09-27-00         2.4
           among the Registrant, JIT Holdings Limited,
           Goh Thiam Poh Tommie and Goh Mui Teck
           William, as amended.*

  2.05     Agreement and Plan of Reorganization dated       S-3      333-46200      09-20-00         2.4
           August 31, 2000 among the Registrant,
           Lightning Metal Acquisition Corp., Coating
           Acquisition Corp., Lightning Tool
           Acquisition Corp., Lightning Metal
           Specialties, Incorporated, Coating
           Technologies, Inc., Lightning Tool and
           Design, Inc., Lightning Metal Specialties
           E.M.F., Ltd., Lightning Manufacturing
           Solutions-Europe, Ltd., Lightning
           Manufacturing Solutions Texas, L.L.C.,
           Lightning Logistics, L.L.C., Papason,
           L.L.C., 200 Scott Street, L.L.C., 80 Scott
           Street, L.L.C., 230 Scott Street, L.L.C.,
           1350 Lively Blvd, L.L.C., D.A.D.
           Partnership, S.O.N. Partnership, S.O.N. II
           Partnership, and shareholders and members
           of such companies.*

  2.06**   Exchange Agreement dated January 14, 2000,                                                              X
           among the Registrant, Palo Alto Products
           International Pte. Ltd., and the
           shareholders of Palo Alto Products
           International Pte. Ltd., Palo Alto
           Manufacturing (Thailand) Ltd., and Palo
           Alto Plastic (Thailand) Ltd.

  3.01     Memorandum and New Articles of Association      10-Q      000-23354      02-09-01         3.1
           of the Registrant.

  4.01     Indenture dated as of October 15, 1997           8-K      000-23354      10-22-97        10.1
           between Registrant and State Street Bank
           and Trust Company of California, N.A., as
           trustee.

  4.02     U.S. Dollar Indenture dated June 29, 2000       10-Q      000-23354      08-14-00         4.1
           between the Registrant and Chase Manhattan
           Bank and Trust Company, N.A., as trustee.

  4.03     Euro Indenture dated as of June 29, 2000        10-Q      000-23354      08-14-00         4.2
           between Registrant and Chase Manhattan Bank
           and Trust Company, N.A., as trustee.

  4.04     Credit Agreement dated April 3, 2000 among      10-K      000-23354      06-13-00       10.26
           the Registrant and its subsidiaries
           designated under the Credit Agreement as
           borrowers from time to time, the lenders
           named in Schedule I to the Credit
           Agreement, ABN AMRO Bank N.V. as agent for
           the lenders, Fleet National Bank as
           documentation agent, Bank of America,
           National Association and Citicorp USA, Inc.
           as managing agents, and The Bank of Nova
           Scotia as co-agent (the "Flextronics
           International Credit Agreement.*

  4.05     Credit Agreement dated as of April 3, 2000      10-K      000-23354      06-13-00       10.27
           among Flextronics International USA, Inc.,
           The DII Group, Inc., the lenders named in
           Schedule I to the Credit Agreement, ABN
           AMRO Bank N.V. as agent for the lenders,
           Fleet National Bank, as documentation
           agent, Bank of America, National
           Association and Citicorp USA, Inc. as
           managing agents, and The Bank of Nova
           Scotia as co-agent (the "Flextronics USA
           Credit Agreement").*

  4.06     Amendment, dated as of June 15, 2000, to        10-Q      000-23354      11-14-00       10.01
           the Flextronics USA Credit Agreement.*

                                                                       INCORPORATED BY REFERENCE
                                                        ---------------------------------------------------
  EXHIBIT                                                                            FILING       EXHIBIT      FILED
    NO.    EXHIBIT                                          FORM      FILE NO.        DATE          NO.       HEREWITH
---------  ---------------------------------------      ----------  -----------    -----------  -----------  ----------
  4.07**   First Amendment, dated as of April 3, 2001,                                                             X
           to the Flextronics International Credit
           Agreement.*

  4.08**   Second Amendment, dated as of April 3,                                                                  X
           2001, to the Flextronics USA Credit
           Agreement.*

 10.01     Form of Indemnification Agreement between        S-1       33-74622                     10.01
           the Registrant and its Directors and
           certain officers.

 10.02     Registrant's 1993 Share Option Plan.+            S-8      333-55850      02-16-01         4.2

 10.03     Registrant's 1997 Employee Share Purchase        S-8      333-95189      01-21-00         4.3
           Plan.+

 10.04     Flextronics U.S.A. 401(k) plan.+                 S-1       33-74622                     10.52

 10.05     Employment and Noncompetition Agreement         10-K      000-23354    quarter ended
           dated as of April 30, 1997 between                                       03-31-97       10.29
           Flextronics International Sweden AB and
           Ronny Nilsson.+

 10.06     Services Agreement dated as of April 30,        10-K      000-23354    quarter ended    10.30
           1997 between Flextronics International USA,                              03-31-97
           Inc. and Ronny Nilsson.+

 10.07     Promissory Note dated April 15, 1997            10-K      000-23354    quarter ended    10.31
           executed by Ronny Nilsson in favor of                                    03-31-97
           Flextronics International USA, Inc.

 10.08**   Form of Secured Full Recourse Promissory                                                                X
           Note executed by certain executive officers
           of the Registrant in favor of Flextronics
           International, NV, in connection with
           Glouple Ventures 2000 - I.

 10.09**   Form of Secured Full Recourse Promissory                                                                X
           Note executed by certain executive officers
           of the Registrant in favor of Flextronics
           International, NV, in connection with
           Glouple Ventures 2000 - II.

 10.10**   Deed of Noncompetition dated November 30,
           2000 among JIT Holdings Limited and Goh
           Thiam Poh Tommie.+

 21.01**   Subsidiaries of Registrant                                                                              X

 23.01     Consent of Arthur Andersen LLP                                                                          X

 23.02     Consent of Deloitte & Touche LLP                                                                        X


* Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

**    Previously filed.

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

                                   SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          Date: December 14, 2001


                                          FLEXTRONICS INTERNATIONAL LTD.

                                          By:  /s/ Michael E. Marks
                                               --------------------------------
                                               Michael E. Marks
                                               Chairman of the Board and
                                               Chief Executive Officer

                       Valuation and Qualifying Accounts

                                  Schedule II

                   Years Ended March 31, 1999, 2000 and 2001
                                 (in thousands)

                                                                      ADDITIONS
                                                            -----------------------------
                                            BALANCE AT         EFFECT         CHARGED TO                         BALANCE AT
                                           BEGINNING OF          OF            COSTS AND       DEDUCTIONS/         END OF
                                               YEAR         ACQUISITIONS       EXPENSES        WRITE-OFFS           YEAR
                                           ------------     ------------     ------------     ------------      ------------
Allowance for doubtful accounts:
  Year ended March 31, 1999                $     15,446     $        223     $      1,149     $        121      $     16,939
  Year ended March 31, 2000                      16,939            1,123           12,534           (5,639)           24,957
  Year ended March 31, 2001                      24,957           10,293            9,429             (260)           44,419
Accrual for unusual charges:
  Year ended March 31, 1999                       5,445               --           79,286          (78,177)            6,554
  Year ended March 31, 2000                       6,554               --               --           (5,623)              931
  Year ended March 31, 2001                         931               --          686,805         (517,352)          170,384
Reserve for inventory obsolescence:
  Year ended March 31, 1999                      19,834            3,095            7,624             (741)           29,812
  Year ended March 31, 2000                      29,812            3,046           32,345           (3,411)           61,792
  Year ended March 31, 2001                      61,792           34,341           33,634          (24,668)          105,099

                                  EXHIBIT INDEX

                                                                       INCORPORATED BY REFERENCE
                                                        ---------------------------------------------------
  EXHIBIT                                                                            FILING         EXHIBIT       FILED
    NO.    EXHIBIT                                          FORM      FILE NO.        DATE            NO.        HEREWITH
---------  ---------------------------------------      ----------  -----------    -----------    -----------   ----------
  2.01     Exchange Agreement dated as of June 11,         10-K      000-23354       06-29-99         2.3
           1999 among the Registrant, Flextronics
           Holding Finland Oyj, Kyrel EMS Oyj, and
           Seppo Parhankangas

  2.02     Agreement and Plan of Merger dated               8-K      000-23354       12-06-99         2.1
           November 22, 1999 among the Registrant,
           Slalom Acquisition Corp. and The DII
           Group, Inc.*

  2.03     Agreement and Plan of Reorganization             8-K      000-23354       09-15-00        2.01
           dated July 31, 2000 among the
           Registrant, Chatham Acquisition
           Corporation, and Chatham Technologies,
           Inc.*

  2.04     Merger Agreement dated August 10, 2000           S-3      333-46770       09-27-00         2.4
           among the Registrant, JIT Holdings
           Limited, Goh Thiam Poh Tommie and Goh
           Mui Teck William, as amended.*

  2.05     Agreement and Plan of Reorganization             S-3      333-46200       09-20-00         2.4
           dated August 31, 2000 among the
           Registrant, Lightning Metal Acquisition
           Corp., Coating Acquisition Corp.,
           Lightning Tool Acquisition Corp.,
           Lightning Metal Specialties,
           Incorporated, Coating Technologies,
           Inc., Lightning Tool and Design, Inc.,
           Lightning Metal Specialties E.M.F.,
           Ltd., Lightning Manufacturing
           Solutions-Europe, Ltd., Lightning
           Manufacturing Solutions Texas, L.L.C.,
           Lightning Logistics, L.L.C., Papason,
           L.L.C., 200 Scott Street, L.L.C., 80
           Scott Street, L.L.C., 230 Scott Street,
           L.L.C., 1350 Lively Blvd, L.L.C., D.A.D.
           Partnership, S.O.N. Partnership, S.O.N.
           II Partnership, and shareholders and
           members of such companies.*

  2.06**   Exchange Agreement dated January 14,                                                                    X
           2000, among the Registrant, Palo Alto
           Products International Pte. Ltd., and
           the shareholders of Palo Alto Products
           International Pte. Ltd., Palo Alto
           Manufacturing (Thailand) Ltd., and Palo
           Alto Plastic (Thailand) Ltd.

  3.01     Memorandum and New Articles of                  10-Q      000-23354       02-09-01         3.1
           Association of the Registrant.

  4.01     Indenture dated as of October 15, 1997           8-K      000-23354       10-22-97        10.1
           between Registrant and State Street Bank
           and Trust Company of California, N.A.,
           as trustee.

  4.02     U.S. Dollar Indenture dated June 29,            10-Q      000-23354       08-14-00         4.1
           2000 between the Registrant and Chase
           Manhattan Bank and Trust Company, N.A.,
           as trustee.

  4.03     Euro Indenture dated as of June 29, 2000        10-Q      000-23354       08-14-00         4.2
           between Registrant and Chase Manhattan
           Bank and Trust Company, N.A., as
           trustee.

                                                                       INCORPORATED BY REFERENCE
                                                        ---------------------------------------------------
  EXHIBIT                                                                            FILING        EXHIBIT       FILED
    NO.    EXHIBIT                                          FORM      FILE NO.        DATE           NO.        HEREWITH
---------  ---------------------------------------      ----------  -----------    -----------   -----------   ----------
  4.04     Credit Agreement dated April 3, 2000            10-K      000-23354       06-13-00       10.26
           among the Registrant and its
           subsidiaries designated under the Credit
           Agreement as borrowers from time to time,
           the lenders named in Schedule I to the
           Credit Agreement, ABN AMRO Bank N.V. as
           agent for the lenders, Fleet National Bank
           as documentation agent, Bank of America,
           National Association and Citicorp USA, Inc.
           as managing agents, and The Bank of Nova
           Scotia as co-agent (the "Flextronics
           International Credit Agreement.*

  4.05     Credit Agreement dated as of April 3,           10-K      000-23354       06-13-00       10.27
           2000 among Flextronics International
           USA, Inc., The DII Group, Inc., the
           lenders named in Schedule I to the
           Credit Agreement, ABN AMRO Bank N.V. as
           agent for the lenders, Fleet National
           Bank, as documentation agent, Bank of
           America, National Association and
           Citicorp USA, Inc. as managing agents,
           and The Bank of Nova Scotia as co-agent
           (the "Flextronics USA Credit
           Agreement").*

  4.06     Amendment, dated as of June 15, 2000, to        10-Q      000-23354       11-14-00       10.01
           the Flextronics USA Credit Agreement.*

  4.07**   First Amendment, dated as of April 3,                                                                  X
           2001, to the Flextronics International
           Credit Agreement.*

  4.08**   Second Amendment, dated as of April 3,                                                                 X
           2001, to the Flextronics USA Credit
           Agreement.*

 10.01     Form of Indemnification Agreement                S-1       33-74622                      10.01
           between the Registrant and its Directors
           and certain officers.

 10.02     Registrant's 1993 Share Option Plan.+            S-8      333-55850       02-16-01        4.2

 10.03     Registrant's 1997 Employee Share                 S-8      333-95189       01-21-00        4.3
           Purchase Plan. +

 10.04     Flextronics U.S.A. 401(k) plan.+                 S-1       33-74622                      10.52

 10.05     Employment and Noncompetition Agreement         10-K      000-23354     quarter ended    10.29
           dated as of April 30, 1997 between                                        03-31-97
           Flextronics International Sweden AB and
           Ronny Nilsson.+

 10.06     Services Agreement dated as of April 30,        10-K      000-23354     quarter ended    10.30
           1997 between Flextronics International                                    03-31-97
           USA, Inc. and Ronny Nilsson.+

 10.07     Promissory Note dated April 15, 1997            10-K      000-23354     quarter ended    10.31
           executed by Ronny Nilsson in favor of                                     03-31-97
           Flextronics International USA, Inc.

 10.08**   Form of Secured Full Recourse Promissory                                                               X
           Note executed by certain executive officers
           of the Registrant in favor of Flextronics
           International, NV, in connection with
           Glouple Ventures 2000 - I.

 10.09**   Form of Secured Full Recourse Promissory                                                               X
           Note executed by certain executive officers
           of the Registrant in favor of Flextronics
           International, NV, in connection with
           Glouple Ventures 2000 - II.

                                                                       INCORPORATED BY REFERENCE
                                                        ---------------------------------------------------
  EXHIBIT                                                                            FILING       EXHIBIT      FILED
    NO.    EXHIBIT                                          FORM      FILE NO.        DATE          NO.       HEREWITH
---------  ---------------------------------------      ----------  -----------    -----------  -----------  ----------
 10.10**   Deed of Noncompetition dated November
           30, 2000 among JIT Holdings Limited and
           Goh Thiam Poh Tommie.+

 21.01**   Subsidiaries of Registrant                                                                             X

 23.01     Consent of Arthur Andersen LLP                                                                         X

 23.02     Consent of Deloitte & Touche LLP                                                                       X

    * Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

    **  Previously filed.


    +   Management contract, compensatory plan or arrangement.