Form 10-Q/A
period 2001-09-30
FLEXTRONICS INTERNATIONAL LTD
filed 2001-12-14
CIK 866374

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                               AMENDMENT NO. 1 TO
                                    FORM 10-Q


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


        The unusual pre-tax charges recorded in fiscal 2001 included $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales during fiscal 2001. Included in the long-lived asset impairment are charges of $229.1 million, which related to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their fair value of $192.0 million as of March 31, 2000. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For the assets that are being held for use, an impairment loss is recognized if the carrying amount of these assets exceed the fair value of the assets. Certain other assets will be held for disposal, as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For the assets that are being held for disposal, an impairment loss is recognized if the carrying amount of these assets exceed the fair value less cost to sell. The impaired long-lived assets consisted primarily of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also included the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

        The unusual pre-tax charges recorded in fiscal 2001 also included approximately $209.9 million for other exit costs, which have been classified as a component of Cost of Sales. Other exit costs include contractual obligations totaling $85.4 million, which were incurred directly as a result of the various exit plans. These contractual obligations consisted of facility lease terminations amounting to $26.5 million, equipment lease terminations amounting to $31.4 million and payments to suppliers and other third parties to terminate contractual agreements amounting to $27.5 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2006 and with respect to the other contractual obligations with suppliers and other third parties through fiscal 2002. Other exit costs also include charges of $77.0 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by us as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2001. Also included in other exit costs were charges amounting to $16.1 million for the incremental costs for warranty work incurred by us for products sold prior to the commitment dates of the various exit plans. Other exit costs also include $11.6 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepared the exited facilities for sale or return the facilities to the landlord. The remaining $19.8 million of other exit costs recorded were primarily associated with incremental amounts of legal and environmental costs, incurred directly as a result of the various exit plans and facility closures. During the first and second quarters of fiscal 2002, the Company paid other exit costs of approximately $17.2 million and $33.2 million, respectively. Additionally, approximately $3.9 million of other exit costs were non-cash charges utilized during the first quarter of fiscal 2002. The remaining $41.0 million of other exit costs is classified as accrued liabilities as of September 30, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.


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


        The unusual pre-tax charges recorded in fiscal 2001 included $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales during fiscal 2001. Included in the long-lived asset impairment are charges of $229.1 million, which related to property, plant and equipment associated with the various manufacturing and administrative facility closures which were written down to their fair value of $192.0 million as of March 31, 2000. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For the assets that are being held for use, an impairment loss is recognized if the carrying amount of these assets exceed the fair value of the assets. Certain other assets will be held for disposal, as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For the assets that are being held for disposal, an impairment loss is recognized if the carrying amount of these assets exceed the fair value less cost to sell. The impaired long-lived assets consisted primarily of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also included the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

        The unusual pre-tax charges recorded in fiscal 2001, also included approximately $209.9 million for other exit costs, which have been classified as a component of Cost of Sales. Other exit costs include contractual obligations totaling $85.4 million, which were incurred directly as a result of the various exit plans. These contractual obligations consisted of facility lease terminations amounting to $26.5 million, equipment lease terminations amounting to $31.4 million and payments to suppliers and other third parties to terminate contractual agreements amounting to $27.5 million. We expect to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2006 and with respect to the other contractual obligations with suppliers and other third parties through fiscal 2002. Other exit costs also include charges of $77.0 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by us as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. We disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2001. Also included in other exit costs were charges amounting to $16.1 million for the incremental costs for warranty work incurred by us for products sold prior to the commitment dates of the various exit plans. Other exit costs also include $11.6 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepared the exited facilities for sale or return the facilities to the landlord. The remaining $19.8 million of other exit costs recorded were primarily associated with incremental amounts of legal and environmental costs, incurred directly as a result of the various exit plans and facility closures. During the first and second quarters of fiscal 2002, we paid other exit costs of approximately $17.2 million and $33.2 million, respectively. Additionally, approximately $3.9 million of other exit costs were non-cash charges utilized during the first quarter of fiscal 2002. The remaining $41.0 million of other exit costs is classified as accrued liabilities as of September 30, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.


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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FLEXTRONICS INTERNATIONAL LTD.
                                     (Registrant)


Date: December 14, 2001              /s/ Robert R.B. Dykes
                                     -------------------------------------------
                                     Robert R.B. Dykes
                                     President, Systems Group and Chief
                                     Financial Officer (principal financial
                                     and accounting officer)