Form 10-Q
period 2001-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 2002-02-12
CIK 866374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ________ TO _________

COMMISSION FILE NUMBER: 0-23354

FLEXTRONICS INTERNATIONAL LTD.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

SINGAPORE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	NOT APPLICABLE (I.R.S. EMPLOYER IDENTIFICATION NO.)

MICHAEL E. MARKS
CHIEF EXECUTIVE OFFICER
FLEXTRONICS INTERNATIONAL LTD.
36 ROBINSON ROAD #18-01
CITY HOUSE
SINGAPORE 06887
(65) 299-8888
(NAME, ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
INCLUDING AREA CODE, OF AGENT FOR SERVICE)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At February 05, 2002, there were 511,640,126 ordinary shares, S$0.01 par value, outstanding.

FLEXTRONICS INTERNATIONAL LTD.

ITEM 1. FINANCIAL STATEMENTS

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	DECEMBER 31,	MARCH 31,
	2001	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$448,960	$631,588
Accounts receivable, net	1,889,915	1,651,252
Inventories, net	1,400,573	1,787,055
Other current assets	723,094	386,152

Total current assets	4,462,542	4,456,047

Property, plant and equipment, net	2,061,876	1,828,441
Goodwill and other intangibles, net	1,371,886	983,384
Other assets	421,841	303,783

Total assets	$8,318,145	$7,571,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank borrowings and current portion of long-term debt	$574,212	$298,052
Current portion of capital lease obligations	17,614	27,602
Accounts payable	1,795,246	1,480,468
Other current liabilities	963,079	735,184

Total current liabilities	3,350,151	2,541,306

Long-term debt, net of current portion	858,039	879,525
Capital lease obligations, net of current portion	23,615	37,788
Other liabilities	109,556	82,675

SHAREHOLDERS’ EQUITY:
Ordinary shares, S$0.01 par value; authorized — 1,500,000,000; issued and outstanding – 491,727,296 and 481,531,339 as of December 31, 2001 and March 31, 2001, respectively	2,927	2,871
Additional paid-in capital	4,390,541	4,266,908
Retained deficit	(292,380)	(132,892)
Accumulated other comprehensive loss	(124,304)	(106,526)

Total shareholders’ equity	3,976,784	4,030,361

Total liabilities and shareholders’ equity	$8,318,145	$7,571,655

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000

Net sales	$3,453,039	$3,239,293	$9,808,555	$8,995,265
Cost of sales	3,226,461	2,964,034	9,141,433	8,263,848
Unusual charges	—	38,550	439,448	146,539

Gross profit	226,578	236,709	227,674	584,878
Selling, general and administrative	109,341	113,736	323,645	316,585
Goodwill and intangibles amortization	3,053	15,141	9,111	37,016
Unusual charges	—	7,726	76,647	441,236
Interest and other expense, net	22,746	22,092	67,296	40,252

Income (loss) before income taxes	91,438	78,014	(249,025)	(250,211)
Provision for (benefit from) income taxes	9,449	10,232	(89,537)	2,642

Net income (loss)	$81,989	$67,782	$(159,488)	$(252,853)

Earnings (loss) per share:
Basic	$0.17	$0.15	$(0.33)	$(0.58)

Diluted	$0.16	$0.14	$(0.33)	$(0.58)

Shares used in computing per share amounts:
Basic	485,808	441,016	480,455	433,448

Diluted	507,942	478,657	480,455	433,448

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED

	DECEMBER 31,	DECEMBER 31,
	2001	2000

Net cash provided by (used in) operating activities	$605,367	$(314,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net dispositions	(285,071)	(567,660)
Purchases of OEM facilities and related assets	(396,346)	(239,042)
Investments	6,754	3,258
Acquisitions of businesses, net of cash acquired	(280,980)	(112,852)

Net cash used in investing activities	(955,643)	(916,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings and proceeds from long-term debt	1,039,153	1,386,948
Repayments of bank borrowings and long-term debt	(786,459)	(1,002,157)
Repayments of capital lease obligations	(27,685)	(23,282)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	53,098	59,041
Net proceeds from sale of ordinary shares in public offering	—	431,588
Proceeds from issuance of equity instrument	—	100,000
Repurchase of equity instrument	(112,000)	—
Dividends paid to former shareholders	—	(190)

Net cash provided by financing activities	166,107	951,948

Effect on cash from:
Exchange rate changes	1,541	(36,698)
Adjustment to conform fiscal year of pooled entities	—	(32,706)

Net decrease in cash and cash equivalents	(182,628)	(348,675)
Cash and cash equivalents at beginning of period	631,588	747,049

Cash and cash equivalents at end of period	$448,960	$398,374

The accompanying notes are an integral part of these
condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

Note A — BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2001 contained in the Company’s annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

Note B — INVENTORIES

     Inventories, net of applicable reserves, consist of the following (in thousands):

	DECEMBER 31,	MARCH 31,
	2001	2001

Raw materials	$1,027,154	$1,346,427
Work-in-process	255,810	301,875
Finished goods	117,609	138,753

	$1,400,573	$1,787,055

Note C — UNUSUAL CHARGES

Fiscal 2002

     The Company recognized unusual pre-tax charges of approximately $516.1 million during the second quarter of fiscal 2002, of which $500.3 million related to closures of several manufacturing facilities and $15.8 million was primarily for the impairment of investments in certain technology companies. As further discussed below, $439.4 million of the charges relating to facility closures have been classified as a component of Cost of Sales.

     Unusual charges recorded in the second quarter of fiscal 2002 by segments are as follows: Americas, $224.4 million; Asia, $70.7 million; Western Europe, $170.1 million; and Central Europe, $50.9 million.

     The components of the unusual charges recorded in the second quarter of fiscal 2002 are as follows (in thousands):

Facility closure costs:
Severance	$123,961	cash
Long-lived asset impairment	163,724	non-cash
Exit costs	212,660	cash/non-cash

Total facility closure costs	500,345
Other unusual charges	15,750	cash/non-cash

Total Unusual Charges	516,095

Income tax benefit	(117,115)

Net Unusual Charges	$398,980

     In connection with the September 2001 quarter facility closures, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     Of the total pre-tax facility closure costs recorded in the second quarter, $124.0 million related to employee termination costs, of which $93.4 million has been classified as a component of Cost of Sales. As a result of the various exit plans, the Company identified 11,168 employees to be involuntarily terminated related to the various facility closures. As of December 31, 2001, 3,817 employees had been terminated, and another 7,351 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations. During the second and third quarters, the Company paid employee termination costs of approximately $19.4 million and $25.0 million, respectively, related to the fiscal 2002 restructuring activities. The remaining $79.6 million of employee termination costs was classified as accrued liabilities as of December 31, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

     The unusual pre-tax charges recorded in the second quarter included $163.7 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $232.6 million. This amount has been classified as a component of Cost of Sales during the September 2001 quarter. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For assets being held for use, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets consisted of machinery and equipment of $105.7 million and building and improvements of $58.0 million.

     The unusual pre-tax charges, also included approximately $212.7 million for other exit costs. Approximately $182.3 million of this amount has been classified as a component of Cost of Sales. Other exit costs included contractual obligations totaling $61.6 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $27.2 million, equipment lease terminations amounting to $13.2 million and payments to suppliers and third parties to terminate contractual agreements amounting to $21.2 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2007 and with respect to the other contractual obligations with suppliers and third parties through fiscal 2003. Other exit costs also included charges of $98.0 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs. The Company expects all disposals to be completed by the end of fiscal 2002. Also included in other exit costs were charges amounting to $8.0 million for the incremental costs for warranty work incurred by the Company for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $8.2 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or return the facilities to its landlords. The remaining $36.9 million, primarily included incremental amounts of legal and environmental costs, and various government obligations liable by the Company as a direct result of its facility closures. The Company paid approximately $2.2 million and $14.5 million of other exit costs in the second and third quarters related to the fiscal 2002 restructuring activities, respectively. Additionally, approximately $111.5 million of non-cash charges were utilized during the second quarter. The remaining balance includes approximately $65.0 million, classified as accrued liabilities as of December 31, 2001, which will be substantially paid out with one year of the commitment dates of the respective exit plans; and certain long-term contractual obligations of approximately $19.5 million, classified as other liabilities as of December 31, 2001.

Fiscal 2001

     The Company recognized unusual pre-tax charges of approximately $973.3 million during fiscal year 2001. Of this amount, $493.1 million was recorded in the first quarter and was comprised of approximately $286.5 million related to the issuance of an equity instrument to Motorola, Inc. (“Motorola”) combined with approximately $206.6 million of expenses resulting from The DII Group, Inc. and Palo Alto Products International Pte. Ltd. mergers and related facility closures. In the second quarter, unusual pre-tax charges amounted to approximately $48.4 million associated with the mergers with Chatham Technologies, Inc. and Lightning Metal Specialties (and related entities) and related facility closures. In the third quarter, the Company recognized unusual pre-tax charges of approximately $46.3 million, primarily related to the merger with JIT Holdings Ltd. and related facility closures. During the fourth quarter, the Company recognized unusual pre-tax charges, amounting to $376.1 million related to closures of several manufacturing facilities and $9.5 million of other unusual charges, specifically for the impairment of investments in certain technology companies.

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

     The components of the unusual charges recorded in fiscal 2001 are as follows (in thousands):

					TOTAL
	FIRST	SECOND	THIRD	FOURTH	FISCAL
	QUARTER	QUARTER	QUARTER	QUARTER	2001	NATURE OF
	CHARGES	CHARGES	CHARGES	CHARGES	CHARGES	CHARGES

Facility closure costs:
Severance	$62,487	$5,677	$3,606	$60,703	$132,473	cash
Long-lived asset impairment	46,646	14,373	16,469	155,046	232,534	non-cash
Exit costs	24,201	5,650	19,703	160,368	209,922	cash/non-cash

Total facility closure costs	133,334	25,700	39,778	376,117	574,929
Direct transaction costs:
Professional fees	50,851	7,247	6,250	—	64,348	cash
Other costs	22,382	15,448	248	—	38,078	cash/non-cash

Total direct transaction costs	73,233	22,695	6,498	—	102,426

Motorola equity instrument	286,537	—	—	—	286,537	non-cash

Other unusual charges	—	—	—	9,450	9,450	non-cash

Total Unusual Charges	493,104	48,395	46,276	385,567	973,342

Income tax benefit	(30,000)	(6,000)	(6,500)	(110,000)	(152,500)

Net Unusual Charges	$463,104	$42,395	$39,776	$275,567	$820,842

     In connection with the fiscal 2001 facility closures, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. As discussed below, $510.5 million of the charges relating to facility closures have been classified as a component of Cost of Sales during the fiscal year ended March 31, 2001.

     Of the total pre-tax facility closure costs recorded in fiscal 2001, $132.5 million related to employee termination costs, of which $68.1 million has been classified as a component of Cost of Sales. As a result of the various exit plans, the Company identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of December 31, 2001, 9,730 employees had been terminated, and another 1,539 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations. During the nine months ended December 31, 2001, the Company paid employee termination costs of approximately $43.6 million. The remaining $28.1 million of employee termination costs was classified as accrued liabilities as of December 31, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

     The unusual pre-tax charges recorded in fiscal 2001 included $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales during fiscal 2001. Included in the long-lived asset impairment are charges of $229.1 million, which related to property, plant and equipment associated with the various manufacturing and administrative facility closures, which were written down to their fair value of $192.0 million as of March 31, 2000. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For assets being held for use, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Certain other assets will be held for disposal, as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets consisted primarily of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also included the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

     The unusual pre-tax charges recorded in fiscal 2001 also included approximately $209.9 million for other exit costs, which have been classified as a component of Cost of Sales. Other exit costs included contractual obligations totaling $85.4 million, which were incurred directly as a result of the various exit plans. These contractual obligations consisted of facility lease terminations amounting to $26.5 million, equipment lease terminations amounting to $31.4 million and payments to suppliers and other third parties to terminate contractual agreements amounting to $27.5 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2006 and with respect to the other contractual obligations with suppliers and other third parties through fiscal 2002. Other exit costs also included charges of $77.0 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2001. Also included in other exit costs were charges amounting to $16.1 million for the incremental costs for warranty work incurred by us for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $11.6 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or return the facilities to its landlords. The remaining $19.8 million of other exit costs recorded were primarily associated with incremental amounts of legal and environmental costs, incurred directly as a result of the various exit plans and facility closures. During the first nine months of fiscal 2002, the Company paid other exit costs of approximately $68.0 million. Additionally, approximately $3.9 million of other exit costs were non-cash charges utilized during the first quarter of fiscal 2002. The remaining $23.4 million of other exit costs was classified as accrued liabilities as of December 31, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

     The direct transaction costs recorded in fiscal 2001 included approximately $64.3 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the merger transactions. Other direct transaction costs which totaled approximately $38.1 million were mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation and benefit-related expenses. Approximately $28.2 million of the direct transaction costs were non-cash charges utilized during fiscal 2001. During the first nine months of fiscal 2002, the Company paid approximately $2.6 million of direct transaction costs. There is a remaining balance of $0.7 million which was classified in accrued liabilities as of December 31, 2001 and is expected to be substantially paid out in the subsequent quarter.

     The following table summarizes the balance of the facility closure costs as of March 31, 2001 and the type and amount of closure costs provisioned for and utilized during the first, second and third quarters of fiscal 2002.

		LONG-LIVED
		ASSET	OTHER EXIT
	SEVERANCE	IMPAIRMENT	COSTS	TOTAL

Balance at March 31, 2001	$71,734	$—	$95,343	$167,077
Activities during the quarter:
Cash charges	(28,264)	—	(17,219)	(45,483)
Non-cash charges	—	—	(3,947)	(3,947)

Balance at June 30, 2001	43,470	—	74,177	117,647
Activities during the quarter:
Provision	123,961	163,724	212,660	500,345
Cash charges	(30,743)	—	(35,353)	(66,096)
Non-cash charges	—	(163,724)	(111,486)	(275,210)

Balance at September 30, 2001	136,688	—	139,998	276,686
Activities during the quarter:
Cash charges	(29,021)	—	(32,069)	(61,090)
Non-cash charges	—	—	—	—

Balance at December 31, 2001	$107,667	$—	$107,929	$215,596

Note D — EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of ordinary shares outstanding during the applicable periods.

     Diluted earnings per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options and other equity instruments, or at the resolution of agreed upon contingencies; and are computed using the treasury stock method.

     Earnings per share data were computed as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000

Basic earnings (loss) per share:
Net income (loss)	$81,989	$67,782	$(159,488)	$(252,853)

Shares used in computation:
Weighted-average ordinary shares outstanding	485,808	441,016	480,455	433,448

Basic earnings (loss) per share	$0.17	$0.15	$(0.33)	$(0.58)

Diluted earnings (loss) per share:
Net income (loss)	$81,989	$67,782	$(159,488)	$(252,853)
Shares used in computation:
Weighted-average ordinary shares outstanding	485,808	441,016	480,455	433,448
Shares applicable to exercise of dilutive options(1), (2)	19,380	37,641	—	—
Shares applicable to holdback consideration (2), (3)	2,754	—	—	—

Shares applicable to diluted earnings	507,942	478,657	480,455	433,448

Diluted earnings (loss) per share	$0.16	$0.14	$(0.33)	$(0.58)

(1)	Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 13,731,826 and 3,543,796 shares outstanding during the three months ended December 31, 2001 and December 31, 2000 were excluded from the computation of diluted earnings per share because the exercise price of these options were greater than the average market price of the ordinary shares during the period.

(2)	The ordinary share equivalents from stock options and other equity instruments were anti-dilutive for the nine months ended December 31, 2001 and the nine months ended December 31, 2000, and therefore not assumed to be converted for diluted earnings per shares computation.

(3)	The ordinary share equivalents from holdback consideration constitute shares to be issued to the former shareholders of companies acquired by Flextronics at the resolution of agreed upon contingencies. Holdback shares are included in the computation of diluted earnings per share during the three months ended December 31, 2001, based on conditions existing at the end of the period, that indicated that such shares would be issuable if the contingency period had ended.

Note E — COMPREHENSIVE INCOME

     The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000

Net income (loss)	$81,989	$67,782	$(159,488)	$(252,853)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(10,975)	7,532	(17,901)	(38,964)
Unrealized holding gain (loss) on investments and derivatives, net of tax	(3,402)	(31,069)	2,112	(53,170)

Comprehensive income (loss)	$67,612	$44,245	$(175,277)	$(344,987)

Note F — SEGMENT REPORTING

     Information about segments was as follows (in thousands):

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000

Net Sales:
Asia	$953,447	$710,635	$2,460,461	$1,875,362
Americas	1,047,351	1,526,112	3,142,734	4,212,587
Western Europe	891,148	611,071	2,381,410	1,683,597
Central Europe	794,559	495,852	2,260,928	1,562,862
Intercompany eliminations	(233,466)	(104,377)	(436,978)	(339,143)

	$3,453,039	$3,239,293	$9,808,555	$8,995,265

Income (Loss) before Income Tax:
Asia	$44,142	$15,737	$58,305	$54,044
Americas	36,258	51,585	(138,601)	(113,787)
Western Europe	8,074	6,038	(139,861)	26,599
Central Europe	15,918	4,356	(18,921)	18,531
Intercompany eliminations, corporate allocations and Motorola one-time non-cash charge (see Note C)	(12,954)	298	(9,947)	(235,598)

	$91,438	$78,014	$(249,025)	$(250,211)

	As of	As of
	December 31,	March 31,
	2001	2001

Long-lived Assets:
Asia	$585,876	$503,094
Americas	738,247	636,399
Western Europe	386,800	371,064
Central Europe	350,953	317,884

	$2,061,876	$1,828,441

     For purposes of the preceding tables, “Asia” includes China, India, Malaysia, Singapore, Thailand and Taiwan, “Americas” includes Brazil, Mexico and the United States, “Western Europe” includes Denmark, Finland, France, Germany, Netherlands, Norway, Poland, Spain, Sweden, Switzerland and the United Kingdom, and “Central Europe” includes Austria, the Czech Republic, Hungary, Ireland, Israel, Italy and Scotland.

     Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts.

Note G — SHAREHOLDERS’ EQUITY

     In connection with the Company’s strategic alliance with Motorola in May 2000, Motorola paid $100.0 million for an equity instrument that entitled it to acquire 22.0 million Flextronics ordinary shares at any time through December 31, 2005 upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001.

     In June 2001, the Company entered into an agreement with Motorola under which it repurchased this equity instrument for $112.0 million. The fair value of the equity instrument on the date it was repurchased exceeded the amount paid to repurchase the equity instrument. Accordingly, the Company accounted for the repurchase of the equity instrument as a reduction to shareholders’ equity in the accompanying condensed consolidated financial statements.

Note H — BUSINESS COMBINATIONS AND PURCHASES OF ASSETS

     In April 2001, the Company entered into a definitive agreement with Ericsson Telecom AB (“Ericsson”) to provide a substantial portion of Ericsson’s mobile phone requirements. The Company assumed responsibility for product assembly, new product prototyping, supply chain management and logistics management in which we process customer orders from Ericsson and configure and ship products to Ericsson’s customers. In connection with this relationship, the Company employed the existing workforce for certain operations, and purchased from Ericsson certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value of approximately $363.9 million.

     In July 2001, the Company acquired Alcatel’s manufacturing facility and related assets located in Laval, France. The acquisition was accounted for as a purchase of assets. In connection with this acquisition, the Company entered into a long-term supply agreement with Alcatel to provide printed circuit board assembly, final systems assembly and various engineering support services. The Company purchased from Alcatel certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value of approximately $32.5 million.

     In October 2001, the Company announced a manufacturing agreement with Xerox Corporation (“Xerox”). The Company acquired Xerox’s manufacturing operations in Aguascalientes, Mexico; Penang, Malaysia; Resende, Brazil; Toronto, Canada and Venray; Netherlands. In connection with the acquisition, the Company agreed to pay cash of approximately $215.9 million, of which approximately $83.0 million will be paid in the fourth quarter of fiscal 2002. Additionally, the Company entered into a five-year contract for the manufacture of certain Xerox office equipment and components.

     In December 2001, the Company completed its acquisition of 91% of The Orbiant Group (“Orbiant”) from Telia, Sweden’s largest telecommunications network provider. Orbiant is a provider of services focusing on the design, operation, maintenance and management of telecommunications networks. The cash purchase price, net of cash acquired, amounted to approximately $104.5 million, of which approximately $22.0 million will be paid in the fourth quarter of fiscal 2002.

     During the first nine months of fiscal 2002, the Company completed certain other business acquisitions that were immaterial to the Company’s results from operations and financial position. The aggregate cash purchase price for these acquisitions, net of cash acquired, amounted to approximately $65.6 million. Additionally, approximately 7.3 million ordinary shares were issued for the acquisitions, which equated to approximately $163.4 million of purchase price. The fair value of the assets acquired and the liabilities assumed from these acquisitions was immaterial.

     The acquisitions described above have been accounted for by the purchase method of accounting, and accordingly the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative pro forma information has not been presented, as the results of the acquired operations were not material to the

Company’s consolidated financials statements on either an individual or an aggregate basis.

Note I — NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 and No. 142, “Business Combinations” and “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Other intangible assets will continue to be valued and amortized over their estimated useful lives; in-process research and development will continue to be written off immediately.

     The Company adopted SFAS 142 in the first quarter of fiscal 2002 and will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $124.2 million, based on anticipated amortization that would have been incurred under the prior accounting standard for fiscal 2002. At December 31, 2001, unamortized goodwill approximated $1.3 billion. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. The Company has completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in fiscal 2002 in connection with the adoption of SFAS 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

     Goodwill information for each reportable segment is as follows (in thousands):

	As of	Goodwill	As of
	April 1, 2001	Acquired	December 31, 2001

Segments:
Asia	$186,515	$34,190	$220,705
Americas	300,041	239,446	539,487
Western Europe	346,873	85,900	432,773
Central Europe	123,862	26,344	150,206

	$957,291	$385,880	$1,343,171

     During the first nine months of fiscal 2002, $385.9 million of goodwill resulted from various business acquisitions as further described above in Note H, “Business Combinations and Purchases of Assets,” as well as contingent purchase price adjustments from historical acquisitions.

     Net income (loss) for the three and nine months ended December 31, 2000 adjusted to exclude goodwill amortization expense are as follows (in thousands):

	Three months ended	Nine months ended
	December 31,	December 31,
	2000	2000

Net income (loss) as reported	$67,782	$(252,853)
Add back: Goodwill amortization expense	13,612	31,700

Adjusted net income (loss)	$81,394	$(221,153)

     The pro forma effects of the adoption on earnings (loss) per share of the Company during the three and nine months ended December 31, 2000 are as follows:

	Three months ended	Nine months ended
	December 31,	December 31,
	2000	2000

Basic earnings (loss) per share:
As reported	$0.15	$(0.58)

Add back: Goodwill amortization expense	0.03	0.07

Adjusted	$0.18	$(0.51)

Diluted earnings (loss) per share:
As reported	$0.14	$(0.58)

Add back: Goodwill amortization expense	0.03	0.07

Adjusted	$0.17	$(0.51)

     All of the Company’s acquired intangible assets are subject to amortization. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangible assets including work forces, favorable leases and customer lists. Contractual agreements are being amortized over periods up to five years. Purchased developed technologies are being amortized on a straight-line basis over periods of up to seven years. Other acquired intangible assets relate to assembled work forces, favorable leases and customer lists, and are amortized on a straight-line basis over three to ten years. No significant residual value is estimated for the intangible assets. During the first nine months of fiscal 2002, there were $10.5 million of additions to intangible assets, primarily related to acquired developed technologies. Intangible assets amortization expense for the three and nine months ended December 31, 2001 was approximately $3.1 million and $9.1 million, respectively. The components of intangible assets are as follows (in thousands):

	December 31, 2001			March 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Contractual Agreements	$20,131	$(5,824)	$14,307	$17,304	$(1,714)	$15,590
Patents and Trademarks	2,112	(1,618)	494	7,625	(5,514)	2,111
Developed Technologies	13,656	(6,186)	7,470	1,275	(850)	425
All Other	18,415	(11,971)	6,444	17,629	(9,662)	7,967

Total	$54,314	$(25,599)	$28,715	$43,833	$(17,740)	$26,093

     The corresponding amortization expenses of the intangible assets listed above were as follows for the three and nine months ended December 31, 2001 and 2000 (in thousands):

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000

Intangibles:
Contractual Agreements	$1,568	$363	$4,110	$713
Patents and Trademarks	30	106	90	319
Developed Technologies	268	266	804	802
All Other	1,187	794	4,107	3,482

Total Amortization Expense	$3,053	$1,529	$9,111	$5,316

     Expected future estimated annual amortization expense is as follows (in thousands):

Fiscal Years:
2002	$3,222	*
2003	9,919
2004	9,057
2005	3,136
2006	734
Thereafter	2,647

Total Amortization Expense	$28,715

*	Represents remaining three-month period ending March 31, 2002.

     On April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and No. 138. All derivative instruments are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in Other Comprehensive Income (“OCI”) and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments under SFAS 133, changes in fair values are recognized in earnings in the current period. Such instruments are typically forward contracts used to hedge foreign currency balance sheet exposures.

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

     At December 31, 2001, the fair value of the equity derivative instruments resulted in the recording of an asset of approximately $4.1 million with the corresponding credit to OCI. All of this amount is expected to be recognized in earnings over the next three months.

Note J — SUBSEQUENT EVENTS

     On January 8, 2002, the Company completed an equity offering of 20.0 million of its ordinary shares at a price of $25.96 per share with net proceeds of approximately $503.8 million. The Company intends to use the net proceeds from the offering to pay down its revolving debt, to fund further expansion of its business, including additional working capital and capital expenditures, and for general corporate purposes. The Company may also use net proceeds for strategic acquisitions or investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Operating Results.” Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

ACQUISITIONS

     We have actively pursued mergers and other business acquisitions to expand our global reach, manufacturing capacity and service offerings and to diversify and strengthen customer relationships. Since the beginning of fiscal 2001, we have completed over 30 acquisitions of businesses and manufacturing facilities, including: JIT Holdings Ltd, Chatham Technologies, Inc., Lightning Metal Specialties and related entities, Palo Alto Products International Pte. Ltd. and The DII Group, Inc.

     These acquisitions were accounted for as pooling of interests and our condensed consolidated financial statements have been restated to reflect the combined operations of the merged companies for all periods presented. Since fiscal 2001, we have completed other immaterial pooling of interests transactions, prior period statements had not been restated.

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

RECENT STRATEGIC TRANSACTIONS

     In April 2001, we entered into a definitive agreement with Ericsson Telecom AB (“Ericsson”) to provide a substantial portion of Ericsson’s mobile phone requirements. We assumed responsibility for product assembly, new product prototyping, supply chain management and logistics management in which we process customer orders from Ericsson and configure and ship products to Ericsson’s customers. In connection with this relationship, we employed the existing workforce for certain operations, and purchased from Ericsson certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value of approximately $363.9 million.

     In July 2001, we acquired Alcatel’s manufacturing facility and related assets located in Laval, France. The acquisition was accounted for as a purchase of assets. In connection with this acquisition, we entered into a long-term supply agreement with Alcatel to provide printed circuit board assembly, final systems assembly and various engineering support services. We purchased from Alcatel certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value of approximately $32.5 million.

     In October 2001, we announced a manufacturing agreement with Xerox Corporation (“Xerox”). We have acquired Xerox’s manufacturing operations in Aguascalientes, Mexico; Penang, Malaysia; Resende, Brazil; Toronto, Canada; and Venray, Netherlands. In connection with the acquisition, we agreed to pay cash of approximately $215.9 million, of which approximately $83.0 million will be paid in the fourth quarter of fiscal 2002. Additionally, we entered into a five-year contract for the manufacture of certain Xerox office equipment and components.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

	THREE MONTHS ENDED		NINE MONTHS ENDED

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.4	91.5	93.2	91.9
Unusual charges	—	1.2	4.5	1.6

Gross margin	6.6	7.3	2.3	6.5
Selling, general and administrative	3.2	3.5	3.3	3.5
Goodwill and intangibles amortization	0.1	0.5	0.1	0.4
Unusual charges	—	0.2	0.8	4.9
Interest and other expense, net	0.7	0.7	0.6	0.5

Income (loss) before income taxes	2.6	2.4	(2.5)	(2.8)
Provision for (benefit from) income taxes	0.2	0.3	(0.9)	—

Net income (loss)	2.4%	2.1%	(1.6)%	(2.8)%

Net Sales

     We derive our net sales from the assembly of complex printed circuit boards, or PCBs, and complete systems and products, fabrication and assembly of plastic and metal enclosures, and fabrication of PCBs and backplanes and assembly of photonics components. Throughout the production process, we offer design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging, and distribution; and automation of key components of the supply chain through advanced information technologies. We offer other after-market services such as network installation.

     Net sales for the third quarter of fiscal 2002 increased 6.6% to $3.5 billion from $3.2 billion for the third quarter of fiscal 2001. Net sales for the first nine months of fiscal 2002 increased 9.0% to $9.8 billion from $9.0 billion for the same period in fiscal 2001. The increase in net sales was primarily the result of the incremental revenues associated with the purchase of several manufacturing facilities during the first nine months of fiscal 2002, and to a lesser extent, the further expansion of sales to our existing customers as well as sales to new customers. Net sales in the third quarter significantly benefited from sales of consumer products and handheld devices, which typically exhibit particular strength at the end of the calendar year. See “Certain Factors Effecting Operating Results — Our Operating Results Vary Significantly”. The continued economic downturn experienced by the electronics industry, which has been driven by a combination of weakening end-market demand (particularly in the telecommunications and networking sectors) and our customers’ inventory imbalances, slowed the rate of growth in our net sales.

     Our ten largest customers in the first nine months of fiscal 2002 and 2001 accounted for approximately 64% and 56% of net sales, respectively, with Ericsson accounting for approximately 18% in the first nine months of fiscal 2002. Our largest customers during the first nine months of fiscal 2001 were Cisco Systems, Inc. and Ericsson, accounting for approximately 11% and 10%, respectively. No other customer accounted for more than 10% of net sales during these periods. See “Certain Factors Affecting Operating Results — The Majority of our Sales Comes from a Small Number of Customers; If We Lose any of these Customers, our Sales Could Decline Significantly” and “Certain Factors Affecting Operating Results — We Depend on the Handheld Electronics Devices, Information Technologies Infrastructure, Communications Infrastructure and Computer and Office Automation Industries which Continually Produce Technologically Advanced Products with Short Life Cycles; Our Inability to Continually Manufacture Such Products on a Cost-Effective Basis Could Harm Our Business”.

Gross Profit

     Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions.

     Gross profit for the third quarter of fiscal 2002 decreased by $10.1 million from $236.7 million in the third quarter of fiscal 2001. Excluding the unusual charges, gross margin was 6.6% and 6.8% for the third quarter and nine months ended December 31, 2001, respectively, compared to 8.5% and 8.1% for the corresponding periods in fiscal 2001. Our gross margin was affected by several factors, primarily,(i) under absorbed fixed costs caused by the underutilization of capacity, resulting from the economic downturn experienced by the electronics industry, most significantly experienced by our printed circuit board fabrication unit; (ii) changes in product mix to higher volume printed circuit board assembly projects and final systems assembly projects, which typically have a lower gross margin; and to a lesser extent, (iii) costs associated with the startup of new customers and new projects, which typically carry higher levels of underabsorbed manufacturing overhead costs until the projects reach higher volume production. See “Certain Factors Affecting Operating Results — If We Do Not Manage Effectively Changes in Our Operations, Our Business May be Harmed,” and “- We may be Adversely Affected by Shortages of Required Electronic Components”.

     Increased mix of products that have relatively high material costs as a percentage of total unit costs has historically been a factor that has adversely affected our gross margins. Further, we may enter into supply arrangements in connection with strategic relationships and original equipment manufacturer, or OEM,OEM divestitures. These arrangements, which are relatively larger in scale, could adversely affect our gross margins. We believe that these and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Unusual Charges

Fiscal 2002

     We recognized unusual pre-tax charges of approximately $516.1 million during the second quarter of fiscal 2002, of which $500.3 million related to closures of several manufacturing facilities and $15.8 million was primarily for the impairment of investments in certain technology companies. As further discussed below, $439.4 million of the charges relating to facility closures have been classified as a component of Cost of Sales.

     Unusual charges recorded in the second quarter of fiscal 2002 by segments are as follows: Americas, $224.4 million; Asia, $70.7 million; Western Europe, $170.1 million; and Central Europe, $50.9 million.

     The components of the unusual charges recorded in the second quarter of fiscal 2002 are as follows (in thousands):

Facility closure costs:
Severance	$123,961	cash
Long-lived asset impairment	163,724	non-cash
Exit costs	212,660	cash/non-cash

Total facility closure costs	500,345
Other unusual charges	15,750	cash/non-cash

Total Unusual Charges	516,095

Income tax benefit	(117,115)

Net Unusual Charges	$398,980

     In connection with the September 2001 quarter facility closures, we developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     Of the total pre-tax facility closure costs recorded in the second quarter, $124.0 million related to employee termination costs, of which $93.4 million has been classified as a component of Cost of Sales. As a result of the various exit plans, we identified 11,168 employees to be involuntarily terminated related to the various facility closures. As of December 31, 2001, 3,817 employees had been terminated, and another 7,351 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations. During the second and third quarters, we paid employee termination costs of approximately $19.4 million and $25.0 million, respectively, related to the fiscal 2002 restructuring activities. The remaining $79.6 million of employee termination costs was classified as accrued liabilities as of December 31, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

     The unusual pre-tax charges recorded in the second quarter included $163.7 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $232.6 million. This amount has been classified as a component of Cost of Sales during the September 2001 quarter. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For assets being held for use, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets consisted of machinery and equipment of $105.7 million and building and improvements of $58.0 million.

     The unusual pre-tax charges, also included approximately $212.7 million for other exit costs. Approximately $182.3 million of this amount has been classified as a component of Cost of Sales. Other exit costs included contractual obligations totaling $61.6 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $27.2 million, equipment lease terminations amounting to $13.2 million and payments to suppliers and third parties to terminate contractual agreements amounting to $21.2 million. We expect to make payments associated with our contractual obligations with respect to facility and equipment leases through the end of fiscal 2007 and with respect to the other contractual obligations with suppliers and third parties through fiscal 2003. Other exit costs also included charges of $98.0 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by us as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. We disposed of the impaired assets, primarily through scrapping and write-offs. We expect all disposals to be completed by the end of fiscal 2002. Also included in other exit costs were charges amounting to $8.0 million for the incremental costs for warranty work incurred by us for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $8.2 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or return the facilities to its landlords. The remaining $36.9 million, primarily included incremental amounts of legal and environmental costs, and various government obligations liable by us as a direct result of our facility closures. We paid approximately $2.2 million and $14.5 million of other exit costs in the second and third quarters related the fiscal 2002 restructuring activities, respectively. Additionally, approximately $111.5 million of non-cash charges were utilized during the second quarter. The remaining balance includes approximately $65.0 million, classified as accrued liabilities as of December 31, 2001, which will be substantially paid out with one year of the commitment dates of the respective exit plans; and certain long-term contractual obligations of approximately $19.5 million, classified as other liabilities as of December 31, 2001.

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

     The components of the unusual charges recorded in fiscal 2001 are as follows (in thousands):

					TOTAL
	FIRST	SECOND	THIRD	FOURTH	FISCAL
	QUARTER	QUARTER	QUARTER	QUARTER	2001	NATURE OF
	CHARGES	CHARGES	CHARGES	CHARGES	CHARGES	CHARGES

Facility closure costs:
Severance	$62,487	$5,677	$3,606	$60,703	$132,473	cash
Long-lived asset impairment	46,646	14,373	16,469	155,046	232,534	non-cash
Exit costs	24,201	5,650	19,703	160,368	209,922	cash/non-cash

Total facility closure costs	133,334	25,700	39,778	376,117	574,929
Direct transaction costs:
Professional fees	50,851	7,247	6,250	—	64,348	cash
Other costs	22,382	15,448	248	—	38,078	cash/non-cash

Total direct transaction costs	73,233	22,695	6,498	—	102,426

Motorola equity instrument	286,537	—	—	—	286,537	non-cash

Other unusual charges	—	—	—	9,450	9,450	non-cash

Total Unusual Charges	493,104	48,395	46,276	385,567	973,342

Income tax benefit	(30,000)	(6,000)	(6,500)	(110,000)	(152,500)

Net Unusual Charges	$463,104	$42,395	$39,776	$275,567	$820,842

     In connection with the fiscal 2001 facility closures, we developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. As discussed below, $510.5 million of the charges relating to facility closures have been classified as a component of Cost of Sales during the fiscal year ended March 31, 2001.

     Of the total pre-tax facility closure costs recorded in fiscal 2001, $132.5 million related to employee termination costs, of which $68.1 million has been classified as a component of Cost of Sales. As a result of the various exit plans, we identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of December 31, 2001, 9,730 employees had been terminated, and another 1,539 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations. During the nine months ended December 31, 2001, we paid employee termination costs of approximately $43.6 million. The remaining $28.1 million of employee termination costs was classified as accrued liabilities as of December 31, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

     The unusual pre-tax charges recorded in fiscal 2001 included $232.5 million for the write-down of long-lived assets to fair value. This amount has been classified as a component of Cost of Sales during fiscal 2001. Included in the long-lived asset impairment are charges of $229.1 million, which related to property, plant and equipment associated with the various manufacturing and administrative facility closures, which were written down to their fair value of $192.0 million as of March 31, 2000. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For assets being held for use, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Certain other assets will be held for disposal, as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets consisted of machinery and equipment of $153.0 million and building and improvements of $76.1 million. The long-lived asset impairment also included the write-off of the remaining goodwill and other intangibles related to certain closed facilities of $3.4 million.

     The unusual pre-tax charges recorded in fiscal 2001 also included approximately $209.9 million for other exit costs, which have been classified as a component of Cost of Sales. Other exit costs included contractual obligations totaling $85.4 million, which were incurred directly as a result of the various exit plans. These contractual obligations consisted of facility lease terminations amounting to $26.5 million, equipment lease terminations amounting to $31.4 million and payments to suppliers and other third parties to terminate contractual agreements amounting to $27.5 million. We expect to make payments associated with our contractual obligations with respect to facility and equipment leases through the end of fiscal 2006 and with respect to the other contractual obligations with suppliers and other third parties through fiscal 2002. Other exit costs also included charges of $77.0 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by us as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. We disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2001. Also included in other exit costs were charges amounting to $16.1 million for the incremental costs for warranty work incurred by us for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $11.6 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepared the exited facilities for sale or return the facilities to its landlords. The remaining $19.8 million of other exit costs recorded were primarily associated with incremental amounts of legal and environmental costs, incurred directly as a result of the various exit plans and facility closures. During the first nine months of fiscal 2002, we paid other exit costs of approximately $68.0 million. Additionally, approximately $3.9 million of other exit costs were non-cash charges utilized during the first quarter of fiscal 2002. The remaining $23.4 million of other exit costs was classified as accrued liabilities as of December 31, 2001 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

     The direct transaction costs recorded in fiscal 2001 included approximately $64.3 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the merger transactions. Other direct transaction costs which totaled approximately $38.1 million were mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation and benefit-related expenses. Approximately $28.2 million of the direct transaction costs were non-cash charges utilized during fiscal 2001. During the first nine months of fiscal 2002, we paid approximately $2.6 million of direct transaction costs. There is a remaining balance of $0.7 million which was classified in accrued liabilities as of December 31, 2001 and is expected to be substantially paid out in the subsequent quarters.

     The following table summarizes the balance of the facility closure costs as of March 31, 2001 and the type and amount of closure costs provisioned for and utilized during the first, second and third quarters of fiscal 2002.

		LONG-LIVED
		ASSET	OTHER EXIT
	SEVERANCE	IMPAIRMENT	COSTS	TOTAL

Balance at March 31, 2001	$71,734	$—	$95,343	$167,077
Activities during the quarter:
First quarter provision	—	—	—	—
Cash charges	(28,264)	—	(17,219)	(45,483)
Non-cash charges	—	—	(3,947)	(3,947)

Balance at June 30, 2001	43,470	—	74,177	117,647
Activities during the quarter:
Second quarter provision	123,961	163,724	212,660	500,345
Cash charges	(30,743)	—	(35,353)	(66,096)
Non-cash charges	—	(163,724)	(111,486)	(275,210)

Balance at September 30, 2001	136,688	—	139,998	276,686
Activities during the quarter:
Third quarter provision	—	—	—	—
Cash charges	(29,021)	—	(32,069)	(61,090)
Non-cash charges	—	—	—	—

Balance at December 31, 2001	$107,667	$—	$107,929	$215,596

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, or SG&A for the third quarter of fiscal 2002 decreased slightly to $109.3 million from $113.7 million in the same quarter of fiscal 2001, and decreased as a percentage of net sales to 3.2% for the third quarter of fiscal 2002 compared to 3.5% for the same period of fiscal 2001. The decrease in SG&A was directly attributable to our restructuring activities that were implemented in the second quarter of fiscal 2002 and to a lesser extent a company-wide effort, focused on reducing discretionary spending. SG&A increased to $323.6 million in the first nine months of fiscal 2002 from $316.6 million in the same period of fiscal 2001, but decreased as a percentage of net sales to 3.3% in the first nine months of fiscal 2002 from 3.5% in the same period of fiscal 2001. The dollar increase in SG&A was primarily due to the continued investment in infrastructure such as sales, marketing, supply-chain management, and information systems. The declining SG&A as a percentage of net sales reflects our continued focus on controlling our discretionary operating expenses, while expanding our net sales.

Goodwill and Intangibles Amortization

     Goodwill and intangibles asset amortization for the third quarter of fiscal 2002 decreased to $3.1 million from $15.1 million for the same period of fiscal 2001. Goodwill and intangibles asset amortization decreased to $9.1 million in the first nine months of fiscal 2002 from $37.0 million in the same period of fiscal 2001. The decreases in goodwill and intangibles assets amortization was a direct result of the adoption of Statement of Financial Accounting Standards (SFAS) 142, effectively discontinuing the amortization of goodwill. As of December 31, 2001, unamortized goodwill approximated $1.3 billion. Such goodwill is no longer subject to amortization but instead is now subject to impairment testing on at least an annual basis, as discussed in Note I, “New Accounting Standards,” of the Notes to Condensed Consolidated Financial Statements.

Interest and Other Expense, Net

     Interest and other expense, net was $22.7 million for the third quarter of fiscal 2002 compared to $22.1 million for the corresponding quarter of fiscal 2001. Interest and other expense, net was $67.3 million in the first nine months of fiscal 2002 compared to $40.3 million for the corresponding period of fiscal 2001. The increase in interest and other expense, net in the first nine months of fiscal 2002 was mainly due to lower gains recorded on the sale of marketable securities as compared to the $28.9 million gain on sale of marketable securities we recorded in the first nine months of fiscal 2001.

Provision for Income Taxes

     Our consolidated effective tax rate was a provision of 10.3% and a benefit of 36.0% for the third quarter and first nine months of fiscal 2002, respectively, compared to a 13.1% and 1.1% provision for the comparable periods of fiscal 2001. Excluding the unusual charges, the effective income tax rate was 10.3% and 13.4% for the first nine months of fiscal 2002 and fiscal 2001, respectively. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits,changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives grants to the Company and its subsidiaries in China, Malaysia, Hungary and Czech Republic. During the periods presented, the aggregate amount of tax holidays and similar incentives and the associated earnings per share benefits were immaterial. See “Certain Factors Affecting Operating Results — We are Subject to the Risk of Increased Income Taxes”.

Liquidity and Capital Resources

     As of December 31, 2001, we had cash and cash equivalents totaling $449.0 million, total bank and other debts totaling $1.5 billion and had $219.0 million available for future borrowing under our credit facility subject to compliance with certain financial covenants.

     Cash provided by operating activities was $605.4 million and cash used in operating activities was $314.9 million for the first nine months of fiscal 2002 and fiscal 2001, respectively. Cash provided by operating activities in the first nine months of fiscal 2002 was primarily due to significant reductions of inventory and increases in accounts payable. Cash used in operations for the first nine months of fiscal 2001 was the result of significant increases in inventory and accounts receivable, partially offset by an increase in accounts payable.

     Accounts receivable, net of allowance for doubtful accounts was $1.9 billion and $1.7 billion at December 31, 2001 and March 31, 2001, respectively. The increase in accounts receivable was directly attributable to the increase in sales over the same period.

     Inventories decreased 22% to $1.4 billion at December 31, 2001 from $1.8 billion at March 31, 2001. The decrease in inventories was primarily the result of the focused effort by the Company to reduce inventories that were built up for customers in March, in their anticipation of stronger demand which did not materialize.

     Cash used in investing activities was $955.6 million and $916.3 million for the first nine months of fiscal 2002 and fiscal 2001, respectively. Cash used in investing activities for the first nine months of fiscal 2002 was primarily related to (i) net capital expenditures of $285.1 million to purchase equipment and for continued expansion of manufacturing facilities, (ii) payment of $396.3 million for purchases of manufacturing facilities and related assets from OEMs and (iii) payment of $281.0 million for acquisitions of businesses and offset by $6.8 million of net investments in the stocks of various technology companies.

Cash used in investing activities for the first nine months of fiscal 2001 consisted primarily of (i) net capital expenditures of $567.7 million to purchase equipment and for continued expansion of manufacturing facilities, (ii) payment of $239.0 million for purchases of manufacturing facilities and related assets from OEMs and (iii) payment of $112.9 million for acquisitions of businesses and offset by $3.3 million of net minority equity investments of various technology companies.

     Net cash provided by financing activities was $166.1 million and $951.9 million for the first nine months of fiscal 2002 and 2001, respectively. Cash used in financing activities for the first nine months of fiscal 2002 primarily resulted from the payment of $112.0 million for the repurchase of the equity instrument from Motorola, $786.5 million of short-term credit facility and long-term debt repayments, offset by $1.0 billion of proceeds from long-term debt and bank borrowings. Cash provided by financing activities for the first nine months of fiscal 2001 primarily resulted from $1.4 billion of proceeds from long-term debt and bank borrowings, $431.6 million of net proceeds from equity offerings, $100.0 million of proceeds from the issuance of the equity instrument to Motorola, offset by $1.0 billion of short-term credit facility and long-term debt repayments.

     Subsequent to December 31, 2001, we substantially increased our cash balances through the completion of an equity offering of 20.0 million of our ordinary shares at a price of $25.96 per share with net proceeds of approximately $503.8 million.

     Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. It is possible that future acquisitions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory, the timing of expenditures by us on new equipment, the extent to which we utilize operating leases for the new facilities and equipment, levels of shipments and changes in volumes of customer orders.

     Historically, we have funded our operations from the proceeds of public offerings of equity securities and debt, cash and cash equivalents generated from operations, bank debt, sales of accounts receivable and capital equipment lease financings. We believe that our existing cash balances, together with anticipated cash flows from operations, borrowings available under our credit facility and the net proceeds from our recent equity offerings will be sufficient to fund our operations through at least the next twelve months. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. Such financings and other transactions may not be available on terms acceptable to us or at all. See “Certain Factors Affecting Operating Results — If We Do Not Manage Effectively the Changes in Our Operations, Our Business May be Harmed”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes during the three and nine months ended December 31, 2001 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

IF WE DO NOT MANAGE EFFECTIVELY CHANGES IN OUR OPERATIONS, OUR BUSINESS MAY BE HARMED.

     We have grown rapidly in recent periods. Our workforce has more than doubled in size over the last two years as a result of internal growth and acquisitions. This growth is likely to strain considerably our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

     We plan to increase our manufacturing capacity in low-cost regions by expanding our facilities and adding new equipment. This expansion involves significant risks, including, but not limited to, the following:

•	we may not be able to attract and retain the management personnel and skilled employees necessary to support expanded operations;

•	we may not efficiently and effectively integrate new operations and information systems, expand our existing operations and manage geographically dispersed operations;

•	we may incur cost overruns;

•	we may encounter construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems that could harm our growth and our ability to meet customers’ delivery schedules; and

•	we may not be able to obtain funds for this expansion, and we may not be able to obtain loans or operating leases with attractive terms.

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including substantial increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results would be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant unusual charges. As a result of acquisitions and rapid changes in our markets, we recorded unusual charges for merger related costs and related facility closure costs of approximately $524.9 million, net of tax, for the fiscal year ended March 31, 2001 and approximately $383.2 million, net of tax, for the second quarter ended September 30, 2001.

WE DEPEND ON THE HANDHELD ELECTRONICS DEVICES, INFORMATION TECHNOLOGIES INFRASTRUCTURE, COMMUNICATIONS INFRASTRUCTURE AND COMPUTER AND OFFICE AUTOMATION INDUSTRIES WHICH CONTINUALLY PRODUCE TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS ON A COST-EFFECTIVE BASIS COULD HARM OUR BUSINESS.

     We depend on sales to customers in the handheld devices, information technologies infrastructure, communications infrastructure and computer and office automation industries. For the first nine months of fiscal 2002, we derived approximately 34% of our revenues from customers in the handheld devices industry, which includes cell phones, pagers and personal digital assistants; approximately 19% of our revenues from providers of information technologies infrastructure, which includes servers, workstations, storage systems, mainframes, hubs and routers; approximately 18% of our revenues from providers of communications infrastructure, which includes equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches and broadband devices; approximately 13% of our revenue from customers in the computers and office automation industry, which includes copiers, scanners, graphic cards, desktop and notebook computers and peripheral devices such as printers and projectors; and approximately 9% of our revenues from the consumer devices industry, including set-top boxes, home entertainment equipment, cameras and home appliances. The remaining 7% of our revenue was derived from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries. Factors affecting these industries in general could seriously harm our customers and, as a result, us. These factors include:

•	Rapid changes in technology, which result in short product life cycles;

•	the inability of our customers to successfully market their products, and the failure of these products to gain widespread commercial acceptance; and

•	recessionary periods in our customers’ markets.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

     Electronics Manufacturing Services, or EMS, providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Many of our customers industries are experiencing a significant decrease in demand for their products and services. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period, as well as causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins.

     In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We often increase staffing, increase capacity and incur other expenses to meet the anticipated demand of our customers, which may cause reductions in our gross margins if customer orders are delayed or cancelled. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our customers’ products. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have increased our manufacturing capacity, and plan further increases, we may not have sufficient capacity at any given time to meet our customers’ demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand could harm our gross profit and operating income.

OUR OPERATING RESULTS VARY SIGNIFICANTLY.

     We experience significant fluctuations in our results of operations. Some of the principal factors that contribute to these fluctuations are:

•	changes in demand for our services;

•	our effectiveness in managing manufacturing processes and costs in order to decrease manufacturing expenses;

•	the mix of the types of manufacturing services we provide, as high-volume and low-complexity manufacturing services typically have lower gross margins than lower volume and more complex services;

•	changes in the cost and availability of labor and components, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules;

•	the degree to which we are able to utilize our available manufacturing capacity;

•	our ability to manage the timing of our component purchases so that components are available when needed for production, while avoiding the risks of purchasing inventory in excess of immediate production needs; and

•	local conditions and events that may affect our production volumes, such as labor conditions, political instability and local holidays.

     Two of our significant end-markets are the handheld electronics devices market and the consumer devices market. These markets exhibit particular strength toward the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our third fiscal quarter as compared to our other fiscal quarters.

     We are reconfiguring certain of our operations to further increase our concentration in low-cost locations. This shift of operations resulted in a restructuring charge of $266.1 million, net of tax, in the fourth quarter of fiscal 2001 and $383.2 million, net of tax, in the second quarter of fiscal 2002. At the end of the third quarter of fiscal 2002, $215.6 million of these closure costs remained to be paid.

     In addition, many of our customers are currently experiencing increased volatility in demand, and in many cases reduced demand, for their products. This increases the difficulty of anticipating the levels and timing of future revenues from these customers, and could lead them to defer delivery schedules for products or reduce their volumes of purchases. This would lead to a delay or reduction in our revenues from these customers. Further, these customers may be unable to pay us or otherwise meet their commitments under their agreements or purchase orders with us. Any failure by our customers to pay us may result in a reduction of our operating income and may lead to excess capacity at affected facilities. Any of these factors or a combination of these factors could seriously harm our business and result in fluctuations in our results of operations.

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS, WHICH COULD HARM OUR BUSINESS.

     Since the beginning of fiscal 2001, we have completed over 30 acquisitions of businesses and manufacturing facilities, and we expect to continue to acquire additional businesses and facilities in the future. We are currently in preliminary discussions with respect to potential acquisitions and strategic investments, however, we do not have any agreements or commitments to make any material acquisitions or investments. Any future acquisitions may require additional debt or equity financing, or the issuance of shares in the transaction. This could increase our leverage or be dilutive to our existing shareholders. We may not be able to identify and complete acquisitions in the future to the same extent as the past, or at all.

     To integrate acquired businesses, we must implement our management information systems and operating systems and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

     In addition, acquisitions involve a number of other risks and challenges, including:

•	diversion of management’s attention;

•	potential loss of key employees and customers of the acquired companies;

•	lack of experience operating in the geographic market or industry sector of the acquired business;

•	an increase in our expenses and working capital requirements, which reduces our return on invested capital; and

•	exposure to unanticipated contingent liabilities of acquired companies.

     Any of these and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition.

OUR STRATEGIC RELATIONSHIPS WITH MAJOR CUSTOMERS CREATE RISKS.

     In fiscal 2002, we entered into definitive agreements with Ericsson, Xerox and others with respect to our management of certain of their operations. Our ability to achieve any of the anticipated benefits of these relationships is subject to a number of risks, including our ability to meet our customers volume, product quality, timeliness and price requirements, and to achieve anticipated cost reductions. If demand for our customers products declines, these customers may purchase a lower quantity of products from us than we anticipate. If these customers requirements exceed the volume anticipated by us, we may not be able to meet these requirements on a timely basis. Our inability to meet these customers volume, quality, timeliness and cost requirements, and to quickly resolve any issues with them, could seriously harm our results of operations. As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under these operations management arrangements, and they may not result in any material revenues or contribute positively to our net income per share. Due to our relationships with Ericsson and Xerox other OEMs may not wish to obtain logistics or operations management services from us.

     We have entered into strategic relationships with other customers, and plan to continue to pursue such relationships. These relationships generally involve many, or all, of the risks involved in our operations management relationships with Ericsson and Xerox. Similar to our other customer relationships, there are typically no volume purchase commitments under these relationships, and the revenues we actually achieve may not meet our expectations. In anticipation of future activities under these strategic relationships, we are incurring substantial expenses as we add personnel and manufacturing capacity and procure materials. Our operating results could be seriously harmed if sales do not develop to the extent and within the time frame we anticipate.

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

     In the past, we have entered into arrangements to acquire manufacturing assets and facilities from OEMs, and then to use the assets and facilities to provide electronics manufacturing services to the OEM. For example, we recently acquired facilities in Canada, Mexico and Malaysia from Xerox, and will acquire additional facilities from Xerox in Brazil and the Netherlands in the fourth quarter of fiscal 2002. We will be using these facilities to manufacture office copiers for Xerox. We intend to continue to pursue these transactions in the future. There is frequently competition among EMS companies for these transactions, and this competition may increase. These OEM divestiture transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

•	to acquire the facility, we may need to pay a purchase price to the divesting OEMs that exceeds the value we may realize from the future business of the OEM;

•	the integration into our business of the acquired assets and facilities may be time-consuming and costly;

•	we, rather than the divesting OEM, bear the risk of excess capacity at the acquired facility;

•	we may not achieve anticipated cost reductions and efficiencies at the acquired facility;

•	if the OEM’s requirements exceed the volume anticipated by us, we may be unable to meet the expectations of the OEM as to product quality, timeliness and cost reductions; and

•	if the volume of purchases by the OEM are less than anticipated, we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs, and as a result the transaction may adversely affect our gross margins and profitability.

If we do not successfully manage and integrate the acquired assets and achieve anticipated cost reductions, our revenues and gross margins may decline and our results of operations would be harmed.

THE MAJORITY OF OUR SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES COULD DECLINE SIGNIFICANTLY.

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers in the first nine months of fiscal 2002 and fiscal 2001 accounted for approximately 64% and 56%, respectively, of net sales in those periods, with Ericsson accounting for approximately 18% of net sales in the first nine months of fiscal 2002. Our largest customers during the first nine months of fiscal 2001 were Cisco and Ericsson, accounting for approximately 11% and 10%, respectively. No other customer accounted for more than 10% of net sales during these periods.

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

     In recent years, many participants in the industry, including us, have substantially expanded their manufacturing capacity. If overall demand for electronics manufacturing services should decrease, this increased capacity could result in substantial pricing pressures, which could seriously harm our operating results. Certain sectors of the EMS industry are currently experiencing increased price competition, and if this increased level of competition should continue, our revenues and gross margin may be adversely affected.

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

OUR CUSTOMERS MAY BE ADVERSELY AFFECTED BY RAPID TECHNOLOGICAL CHANGE.

     Our customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvement in products and services. These conditions frequently result in short product life cycles. Our success will depend largely on the success achieved by our customers in developing and marketing their products. If technologies or standards supported by our customers products become obsolete or fail to gain widespread commercial acceptance, our business could be adversely affected.

WE ARE SUBJECT TO THE RISK OF INCREASED INCOME TAXES.

     We have structured our operations in a manner designed to maximize income in countries where:

•	tax incentives have been extended to encourage foreign investment; or

•	income tax rates are low.

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

     Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. These tax incentives expire over various periods from 2002 to 2010 and are subject to certain conditions with which we expect to comply. We have obtained tax holidays or other incentives where available, primarily in China, Malaysia and Hungary. In these three countries, we generated an aggregate of approximately $2.6 billion of our total revenues for the fiscal year ended March 31, 2001. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions of businesses may cause our effective tax rate to increase.

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

     Because our manufacturing operations are located in a number of countries throughout East Asia, the Americas and Europe, we are subject to the risks of changes in economic and political conditions in those countries, including:

•	fluctuations in the value of local currencies;

•	labor unrest and difficulties in staffing;

•	longer payment cycles;

•	increases in duties and taxation levied on our products;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	limitations on imports or exports of components or assembled products, or other travel restrictions;

•	expropriation of private enterprises; and

•	a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.

     The attractiveness of our services to our U.S. customers can be affected by changes in U.S. trade policies, such as most favored nation status and trade preferences for some Asian nations. In addition, some countries in which we operate, such as Brazil, the Czech Republic, Hungary, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. Finally, we could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused its Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD. (Registrant)

Date: February 12, 2002	/s/	Robert R.B. Dykes

Robert R.B. Dykes President, Systems Group and Chief Financial Officer (principal financial and accounting officer)