Form 10-K
period 2002-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 2002-05-03
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-23354

Flextronics International Ltd.

(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Robinson Road, #18-01

City House
Singapore 06887
(65) 299-8888
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Ordinary Shares, S$0.01 Par Value

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of April 22, 2002, 513,055,059 shares of the Registrant’s common stock were outstanding. The aggregate market value of the common stock held by shareholders other than our executive officers, directors and 10% or greater shareholders of the Registrant as of April 22, 2002 was approximately $6.8 billion.

i

PART I

Item 1.     Business

      Except for historical information contained herein, the matters discussed in this annual report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under this Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because these forward-looking statements are subject to certain risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described below in this section under “Certain Factors Affecting Operating Results.” We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

Overview

      Flextronics International Ltd. (“Flextronics”) is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the handheld electronics devices, information technologies infrastructure, communications infrastructure, computer and office automation, and consumer devices industries. We provide a network of design, engineering and manufacturing operations in 28 countries across four continents. Our strategy is to provide customers with end-to-end operational solutions where we take responsibility for engineering, new product introduction and implementation, supply chain management, manufacturing and logistics management, with the goal of delivering a complete packaged product.

      In addition to the assembly of printed circuit boards, or PCBs, and complete systems and products, our manufacturing services include the fabrication and assembly of plastic and metal enclosures, the fabrication of PCBs and backplanes (which are PCBs into which other PCBs or cards may be inserted) and the fabrication and assembly of photonics components. Throughout the production process, we offer design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key components of the supply chain through advanced information technologies. Finally, we offer after-market services such as repair and warranty services and network and communications installation and maintenance. By working closely with our customers and being highly responsive to their requirements throughout the design, manufacturing and distribution process, we believe that we can be an integral part of their operations, accelerate their time-to-market and time-to-volume production, and reduce their production costs.

      We were incorporated in the Republic of Singapore in May 1990. Through a combination of internal growth and acquisitions, we have become one of the world’s largest EMS providers, with revenues of $13.1 billion in fiscal 2002. In addition, we have increased our manufacturing square footage from 1.5 million square feet on April 1, 1997 to over 16.6 million square feet on March 31, 2002. We believe that our size, global presence, broad service offerings and expertise enable us to win large programs from leading multinational OEMs for the manufacture of electronic products.

      Our customers include industry leaders such as Alcatel SA (“Alcatel”), Ericsson Telecom AB (“Ericsson”), Hewlett-Packard Company, Microsoft Corporation, Motorola, Inc., Nokia Corporation, Palm, Inc., Philips Electronics, Siemens AG, Sony Ericsson and Xerox Corporation (“Xerox”). Due to our focus on high growth technology sectors, our prospects are influenced by major trends in the markets for communications and Internet infrastructure and wireless and optical devices. In addition, our growth is affected by the pace at which leading OEMs are continuing to adopt outsourcing as a core business strategy.

      We have established an extensive network of manufacturing facilities in the world’s major electronics markets (the Americas, Asia and Europe) in order to serve the increased outsourcing needs of both multinational and regional OEMs. In fiscal 2002, production in the Americas, Asia and Europe, represented 32%, 26% and 42% of our net sales, respectively. For more information about the geographic segments in which we operate, please see Note 12, “Segment Reporting,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” We have established fully integrated, high volume industrial parks in low-cost regions near our customers’ end markets. Our industrial parks are located in Brazil, China, Hungary, Mexico and Poland. These industrial parks provide total supply chain management by co-locating our manufacturing and distribution operations with our suppliers at a single location. This approach to production and distribution is designed to benefit our customers by reducing logistical barriers and costs, increasing flexibility, lowering transportation costs and reducing turnaround times. We also have a number of regional manufacturing operations located in the Americas, Asia and Europe. In addition, we have established design and engineering centers and product introduction centers which provide engineering expertise in developing new products and preparing them for high volume manufacturing.

Industry Overview

      With electronic products growing in technical complexity and experiencing shorter product lifecycles in response to customer requirements, the demand for advanced manufacturing capabilities and related services has grown rapidly. Many OEMs in the electronics industry are increasingly utilizing EMS providers in their business and manufacturing strategies. Outsourcing allows OEMs to take advantage of the manufacturing expertise and capital investments of EMS providers, so that OEMs may concentrate on their core competencies, such as product development, marketing and sales. We believe that by developing strategic relationships with EMS providers, OEMs can enhance their competitive position by:

•	reducing production costs;

•	accelerating time-to-market and time-to-volume production;

•	accessing advanced manufacturing, design and engineering capabilities;

•	reducing capital investment requirements and fixed overhead costs;

•	improving inventory management and purchasing power; and

•	accessing worldwide manufacturing capabilities.

      We believe that the market for electronics manufacturing services will continue to grow, driven largely by the need of OEMs for increasing flexibility to respond to rapidly changing markets, technologies and accelerating product life cycles, as well as for advanced manufacturing and engineering capabilities as a result of the increased complexity and reduced size of electronic products.

Strategy

      Our objective is to provide customers with the ability to outsource, on a global basis, a complete product. We intend to achieve this objective by taking responsibility for the engineering, assembly, integration, test, supply chain management and logistics management to accelerate their time-to-market and time-to-volume production. To achieve this objective, we will continue to implement the following strategies:

Enhance Our Customers’ Product Development and Manufacturing Strategy. We believe we can become an integral part of our customers’ operations by working closely with them throughout the design, manufacturing and distribution process, and by offering flexible, highly responsive services. We believe our customer relationships are strengthened through a management approach which fosters rapid decision-making and a customer service orientation that allows us to respond quickly to frequently changing customer design specifications and production requirements. Our approach allows our customers to focus on their core competencies and thus enables them to accelerate their time-to-market and time-to-volume production.

Leverage Our Global Presence. We have established an extensive network of design and manufacturing facilities in the world’s major electronics markets (the Americas, Asia and Europe) to serve the increased outsourcing needs of both multinational and regional OEMs. Our global network of manufacturing facilities in 28 countries gives us the flexibility to transition customer projects to any of our locations. This flexibility allows design, prototyping and initial production to be located near the customer’s own research and development centers, so that manufacturing can then be moved to locations closer to their end markets, or transitioned to low-cost regional manufacturing facilities or industrial parks as volumes increase over the product life cycle.

Expand Our Industrial Parks Strategy. Our industrial parks are self-contained facilities that co-locate our manufacturing and distribution operations with our suppliers in low-cost regions near our customers’ end markets. This approach to production and distribution benefits our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. Our industrial parks enhance our total supply chain management, while providing a low cost solution for our customers. We have strategically established large industrial parks in Brazil, China, Hungary, Mexico and Poland.

Offer Comprehensive Solutions. We offer a comprehensive range of engineering, assembly, integration, test, supply chain management and logistics management and network services to our customers that simplify the global product development process and provide them meaningful cost savings. Our capabilities help our customers improve product quality and performance, reduce costs and accelerate time-to-market.

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

Acquisitions and Strategic Customer Transactions

      We have actively pursued business acquisitions and strategic transactions with customers to expand our global reach, manufacturing capacity and service offerings, in addition to diversifying and strengthening customer relationships. These activities have enabled us to provide more integrated outsourcing technology solutions with time-to-market and lower cost advantages and have expanded our presence in the global electronics marketplace.

      Since the beginning of fiscal 2001, we have completed over 30 acquisitions of other companies, including, among others, The DII Group, Inc., Palo Alto Products International, Lightning Metal Specialties, Chatham Technologies, JIT Holdings, Wave Optics and Instrumentation Engineering. We have also completed several strategic transactions with customers, including Telia, Xerox, Alcatel and Ericsson. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease (or in some cases acquire) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products.

      By enhancing our capability to provide a wide range of related electronics design and manufacturing services to a global market that is increasingly dependent on outsourcing providers, these acquisitions and transactions have enabled us to enhance our competitive position as a leading provider of comprehensive outsourcing technology solutions. For more information on our acquisitions and strategic customer transactions, please see Note 11, “Business Combinations and Purchases of Assets,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Customers

      Our customers consist of a select group of OEMs primarily in the handheld electronics devices, information technologies infrastructure, communications infrastructure and computer and office automation industries. Within these industries, our strategy is to establish relationships with leading companies that seek to outsource significant production volumes of their products. We have focused on building long-term relationships with these customers and expanding our relationship to include additional product lines and services. In fiscal 2002, our ten largest customers accounted for approximately 64% of our net sales. Our largest customer during fiscal 2002 was Ericsson, accounting for approximately 15% of net sales. No other customer accounted for more than 10% of net sales in fiscal 2002.

      The following table lists in alphabetical order a representative sample of our largest customers in fiscal 2002 and the products of those customers for which we provide manufacturing services:

Customer	End Products

Alcatel SA	Cellular phones, accessories and telecommunications infrastructure
Ericsson Telecom AB	Cellular phones, business telecommunications systems and GSM infrastructure
Hewlett-Packard Company	Inkjet printers and storage devices
Microsoft Corporation	Computer peripherals and consumer electronics gaming products
Motorola, Inc.	Cellular phones, set-top boxes and telecommunications infrastructure
Nokia Corporation	Cellular phone accessories, cellular phone components, office phones and telecommunications infrastructure
Palm, Inc.	Electronic organizers
Philips Electronics	Consumer electronics products
Siemens AG	Cellular phones and telecommunications infrastructure
Sony Ericsson	Cellular phones
Xerox Corporation	Office equipment and components

Sales and Marketing

      We achieve worldwide sales coverage through a direct sales force, which focuses on generating new accounts, and through program managers, who are responsible for managing relationships with existing customers and making follow-on sales. In addition to our sales force, our executive staff plays an integral role in our sales efforts.

Services

      We offer a broad range of integrated services, providing customers with a total design and manufacturing solution that takes a product from its initial design through volume production, test, distribution and into post-sales service and support. Our integrated services include the following:

Flextronics Design. We offer a comprehensive spectrum of value-added design services for products we manufacture for our customers from product design (hardware, software, mechanical and test) to semiconductor design. Products designed by this group range from commercial and military applications, including radio frequency/analog, high-speed digital, multi-chip module and flex circuits to high volume consumer products and small quantity prototypes. We work with our customers to develop product-specific test strategies and can custom design test equipment and software ourselves or use test equipment and software provided by our customers. Additionally, a significant competitive differentiator we possess is our semiconductor design group. We provide application specific integrated circuit, or ASIC, design services to our OEM customers, which include:

•	Conversion services from field programmable gate arrays to ASICs. These services focus on designs that utilize primarily digital signals, with only a small amount of analog signals.

•	Design services for mixed-signal ASICs. These services focus on designs that utilize primarily analog signals, with only a small amount of digital signals.

•	Silicon integration design services. These services utilize silicon design modules that are used to accelerate complex ASIC designs, including system-on-a-chip.

Our semiconductor design group utilizes external foundry suppliers for its customers’ silicon manufacturing requirements, thereby using a “fabless” manufacturing approach. This enables us to take advantage of the suppliers’ high volume economies of scale and access to advanced process technology.

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

Multek. Multek provides PCB and backplane fabrication services. PCBs and backplanes are platforms which provide interconnection for integrated circuits and other electronic components. Backplanes also provide interconnection for other printed circuit boards. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, densely spaced wiring. We manufacture high density, complex multilayer printed circuit boards and backplanes on a low-volume, quick-turn basis, as well as on a high-volume production basis. Our quick-turn prototype service allows us to provide small test quantities to customers’ product development groups in as short as 24 hours. Our range of services enables us to respond to our customers’ demands for an accelerated transition from prototype to volume production. We have PCB and backplane fabrication service capabilities on four major continents (North America, South America, Europe and Asia).

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

We provide materials procurement, information technology solutions and logistics services. Materials procurement and management consist of the planning, purchasing, expediting and warehousing of components and materials used in the manufacturing process. Our inventory management expertise and volume procurement capabilities contribute to cost reductions and reduce total cycle time. Our industrial parks include providers of many of the custom components that we use to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use sophisticated automated manufacturing resources planning systems and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility on material availability and real-time tracking of work in process. We also utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts and deliver purchase orders while also assisting suppliers with just-in-time delivery and supplier-managed inventory.

We offer our customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers’ inventory requirements. Increasingly, we ship products directly into customers’ distribution channels or directly to the end-user. We believe that this service can provide our customers with a more comprehensive solution and enable them to be more responsive to market demands.

We also provide design, industrialization, supply chain management and manufacturing services for the optical component and optical networking industries. We offer a broad range of photonic packaging design and industrialization services to assist in bringing products from schematics to shipment while meeting our customers time-to-market objectives. In addition, we offer advanced process development and volume manufacturing of active and passive photonic devices.

Flextronics Enclosure Systems. We offer a comprehensive set of custom electronic enclosures and related products and services worldwide. Our services include design, manufacturing and integration of electronics packaging systems from custom enclosure systems, power and thermal subsystems to interconnect subsystems, cabling and cases. In addition to the typical sheet metal and plastic fabrication, we assist in the design of electronic packaging systems that protect sensitive electronics and enhance functionality. Our enclosure design services focus on functionality, manufacturability and testing. These services are integrated with our other services to provide our customers with greater responsiveness, improved logistics and overall improved supply chain management.

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

Flextronics Network Services. We offer network and communications installation and maintenance services to OEMs in the data and telecommunications industries. Our services include project planning, documentation, engineering, production, installation and commissioning of equipment. We have expertise in the installation of public and mobile telecommunications systems, exchanges, corporate networks and peripheral equipment. We enhanced our network installation services through our acquisitions of Telcom Global Solutions and Telia’s Orbiant Group in fiscal 2002.

Backlog

      Although we obtain firm purchase orders from our customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

Competition

      The EMS industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. We compete with different companies, depending on the type of service or geographic area. We compete against numerous domestic and foreign EMS providers, and current and prospective customers also evaluate our capabilities against the merits of internal production. According to IDC, approximately 60% of the EMS industry’s revenues in calendar 2001 were generated from the top five EMS companies — us, Celestica, Inc., Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation. Based on revenues for calendar 2001, we were the largest of these companies.

      Some of our competitors may have greater manufacturing, financial or other resources than us. As competitors increase the scale of their operations, they may increase their ability to realize economies of scale, to reduce their prices and to more effectively meet the needs of large OEMs. We believe that the principal competitive factors in the segments of the EMS industry in which we operate are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality and range of services available. Failure to satisfy any of the foregoing requirements could seriously harm our business.

Environmental Regulation

      Our operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes. We believe that our operations are currently in compliance in all material respects with applicable regulations and do not believe that costs of compliance with these laws and regulations will have a material effect on our capital expenditures, operating results or competitive position. Currently we have no commitments with environmental authorities regarding any compliance related matters.

      We determine the amount of our accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. No assurance can be given that actual costs will not exceed amounts accrued for probable and reasonably estimatible environmental liabilities, which amounted to $8.6 million at March 31, 2002. We do not believe that any of our potential or possible liabilities for environmental matters are material. There can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

Employees

      As of March 31, 2002, our global workforce totaled approximately 78,000 employees. We have never experienced a work stoppage or strike and we believe that our employee relations are good.

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

      We have grown rapidly in recent periods. Our global workforce has more than doubled in size over the last two years as a result of internal growth and acquisitions while we have reduced our workforce at some locations and closed certain facilities in connection with our fiscal 2002 and fiscal 2001 restructuring activities. These changes are likely to strain considerably our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

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

      In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including substantial increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant unusual charges. A detailed description of the amount of these unusual charges is included in Note 9, “Unusual Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We depend on the handheld electronics devices, information technologies infrastructure, communications infrastructure and computer and office automation industries which continually produce technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis could harm our business.

      We depend on sales to customers in the handheld devices, information technologies infrastructure, communications infrastructure and computer and office automation industries. For the fiscal 2002, we derived approximately 34% of our revenues from customers in the handheld devices industry, which includes cell phones, pagers and personal digital assistants; approximately 17% of our revenues from providers of information technologies infrastructure, which includes servers, workstations, storage systems, mainframes, hubs and routers; approximately 18% of our revenues from providers of communications infrastructure, which includes equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches and broadband devices; approximately 15% of our revenue from customers in the computers and office automation industry, which includes copiers, scanners, graphic cards, desktop and notebook computers and peripheral devices such as printers and projectors; and approximately 10% of our revenues from the consumer devices industry, including set-top boxes, home entertainment equipment, cameras and home appliances. The remaining 6% of our revenue was derived from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries. Factors affecting these industries in general could seriously harm our customers and, as a result, us. These factors include:

•	rapid changes in technology, which result in short product life cycles;

•	the inability of our customers to successfully market their products, and the failure of these products to gain widespread commercial acceptance; and

•	recessionary periods in our customers’ markets.

Our customers may cancel their orders, change production quantities or delay production.

      Providers of electronics manufacturing services, or EMS, must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Many of our customers’ industries are experiencing a significant decrease in demand for their products and services. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period, as well as causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins.

      In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We often increase staffing, increase capacity and incur other expenses to meet the anticipated demand of our customers, which may cause reductions in our gross margins if customer orders continue to be delayed or cancelled. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our customers’ products. On occasion, customers may require rapid increases in production, which can stress our resources and reduce margins. Although we have increased our manufacturing capacity, and plan further increases, we may not have sufficient capacity at any given time to meet our customers’ demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand could harm our gross profit and operating income.

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

      Since the beginning of fiscal 2001, we have completed over 30 acquisitions of businesses and we expect to continue to acquire additional businesses in the future. We are currently in preliminary discussions with respect to potential acquisitions and strategic customer transactions, however, we do not have any agreements or commitments to make any material acquisitions or strategic customer transactions. Any future acquisitions may require additional debt or equity financing, or the issuance of shares in the transaction. This could increase our leverage or be dilutive to our existing shareholders. We may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as the past, or at all.

      To integrate acquired businesses and operations, we work to implement our management information systems and operating systems and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

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

      Since the beginning of fiscal 2001, we have completed several strategic transactions with OEM customers, including, among others, Telia, Xerox, Alcatel and Ericsson. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease (or in some cases acquire) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is frequently competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

•	we may need to pay a purchase price to the divesting OEMs that exceeds the value we may realize from the future business of the OEM;

•	the integration into our business of the acquired assets and facilities may be time-consuming and costly;

•	we, rather than the divesting OEM, bear the risk of excess capacity at the facility;

•	we may not achieve anticipated cost reductions and efficiencies at the facility;

•	we may be unable to meet the expectations of the OEM as to volume, product quality, timeliness and cost reductions; and

•	if demand for the OEM’s products declines, the OEM may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs.

      As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under these arrangements, and they may not result in any material revenues or contribute positively to our net income per share. Due to our relationships with Ericsson and Xerox, other OEMs may not wish to obtain logistics or operations management services from us.

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

      Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers in fiscal 2002 and fiscal 2001 accounted for approximately 64% and 59%, respectively, of net sales in those periods. Our largest customer during fiscal 2002 was Ericsson, accounting for approximately 15% of net sales. No other customer accounted for more than 10% of net sales in fiscal 2002, and no customer accounted for more than 10% of net sales in fiscal 2001.

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

      Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. These tax incentives expire over various periods from 2002 to 2010 and are subject to certain conditions with which we expect to comply. We have obtained tax holidays or other incentives where available, primarily in China, Malaysia and Hungary. In these three countries, we generated an aggregate of approximately $4.4 billion of our total revenues for the fiscal year ended March 31, 2002. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions of businesses may cause our effective tax rate to increase.

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

      Because our manufacturing operations are located in a number of countries throughout Asia, the Americas and Europe, we are subject to the risks of changes in economic and political conditions in those countries, including:

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

      The attractiveness of our services to our U.S. customers can be affected by changes in U.S. trade policies, such as most favored nation status and trade preferences for some Asian countries. In addition, some countries in which we operate, such as Brazil, the Czech Republic, Hungary, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. Finally, we could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

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

Item 2.     Properties

      Our facilities consist of a global network of industrial parks, regional manufacturing operations, design and engineering and product introduction centers, providing over 16.6 million square feet of capacity as of March 31, 2002 (excluding facilities we have identified for closure, as described in Note 9, “Unusual Charges” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). We own facilities with approximately 1.1 million square feet in the Americas, 2.8 million square feet in Asia and 4.2 million square feet in Europe. We lease facilities with approximately 3.7 million square feet in the Americas, 1.3 million square feet in Asia and 3.5 million square feet in Europe.

      Our facilities include large industrial parks, ranging in size from approximately 300,000 to 1.5 million square feet, in Brazil, China, Hungary, Mexico and Poland, and we have recently commenced construction on an additional industrial park in China. We also have regional manufacturing operations, ranging in size from approximately 50,000 to 500,000 square feet, in Austria, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Hungry, India, Indonesia, Israel, Italy, Malaysia, Mexico, Netherlands, Norway, Scotland, Singapore, Sweden and various states throughout the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world’s major electronics markets.

      Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.

Item 3.     Legal Proceedings

      We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We defend ourselves vigorously against any such claims. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Ordinary Shares

      Our ordinary shares are quoted on the Nasdaq National Market under the symbol “FLEX”. The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal 2001 as reported on the Nasdaq National Market.

	High	Low

FISCAL YEAR ENDED MARCH 31, 2002
First Quarter	$33.10	$12.38
Second Quarter	29.44	12.53
Third Quarter	29.99	15.27
Fourth Quarter	27.65	13.96
FISCAL YEAR ENDED MARCH 31, 2001
First Quarter	$38.06	$22.38
Second Quarter	44.91	32.38
Third Quarter	43.00	21.38
Fourth Quarter	40.13	14.25

      All share prices have been adjusted to give effect to the two-for-one stock splits effected as bonus issues (the Singapore equivalent of a stock dividend), distributed to our shareholders on October 16, 2000, December 22, 1999 and January 11, 1999.

      As of April 22, 2002, there were 3,386 holders of record of our ordinary shares and the closing sale price of the ordinary shares as reported on the Nasdaq National Market was $15.33 per share.

Dividends

      Since inception, we have not declared or paid any cash dividends on our ordinary shares (exclusive of dividends paid by pooled entities prior to acquisition), and our bank credit facility prohibits the payment of cash dividends without the lenders’ prior consent. The terms of our outstanding senior subordinated notes also restrict our ability to pay cash dividends. For more information, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We anticipate that all earnings in the foreseeable future will be retained to finance the continuing development of our business.

Taxation

      This summary of Singapore and U.S. tax considerations is based on current law and is provided for general information. The discussion does not purport to deal with all aspects of taxation that may be relevant to particular shareholders in light of their investment or tax circumstances, or to certain types of shareholders (including insurance companies, tax-exempt organizations, regulated investment companies, financial institutions or broker-dealers, and shareholders that are not U.S. shareholders subject to special treatment under the U.S. federal income tax laws). Such shareholders should consult their own tax advisors regarding the particular tax consequences to such shareholders of any investment in our ordinary shares.

     Income Taxation Under Singapore Law

      Under current provisions of the Income Tax Act, Chapter 134 of Singapore, corporate profits are taxed at a rate equal to 24.5%. Under Singapore’s taxation system, the tax paid by a company is deemed paid by its shareholders. Thus, the shareholders receive dividends net of the tax paid by Flextronics. Dividends received by either a resident or a nonresident of Singapore are not subject to withholding tax. Shareholders are taxed on the gross amount of dividends (meaning the cash amount of the dividend plus the amount of corporate tax paid by Flextronics). The tax paid by Flextronics will be available to shareholders as a tax credit to offset the Singapore income tax liability on their overall income (including the gross amount of dividends). No tax treaty currently exists between the Republic of Singapore and the U.S.

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

     Income Taxation Under United States Law

      Individual shareholders that are U.S. citizens or resident aliens (as defined in Section 7701(b) of the Internal Revenue Code of 1986), corporations or partnerships or other entities created or organized under the laws of the United States, or any political subdivision thereof, an estate the income of which is subject to U.S. federal income taxation regardless of its source or a trust which is subject to the supervision of a court within the United States and the control of section 7701(b)(30) of the Internal Revenue Code will, upon the sale or exchange of a share, recognize gain or loss for U.S. income tax purposes in an amount equal to the difference between the amount realized and the U.S. shareholder’s tax basis in such a share. If paid in currency other than U.S. dollars, certain currency translation rules will apply to determine the U.S. dollar amount realized. Such gain or loss will be capital gain or loss if the share was a capital asset in the hands of the U.S. shareholder and generally will be short-term capital gain or loss if the share has been held for less than one year, and long-term capital gain or loss if the share has been held for one year or longer. If a U.S. shareholder receives any currency other than U.S. dollars on the sale of a share, such U.S. shareholder may recognize ordinary income or loss as a result of currency fluctuations between the date of such sale and the date such sale proceeds are converted into U.S. dollars.

      U.S. shareholders will be required to report as income for U.S. income tax purposes the amount of any dividend received from us to the extent paid out of our current or accumulated earnings and profits, as determined under current U.S. income tax principles. If over 50% of our stock (by vote or value) were owned by U.S. shareholders who individually held 10% or more of our voting stock, such U.S. shareholders potentially would be required to include in income a portion or all of their pro rata share of our and our non-U.S. subsidiaries’ earnings and profits. Certain attribution rules apply in this regard. If 50% or more of our assets during a taxable year produced or were held for the production of passive income, as defined in section 1297(b) of the Code (e.g., certain forms of dividends, interest and royalties), or 75% or more of our gross income for a taxable year was passive income, adverse U.S. tax consequences could result to U.S. shareholders. As of March 31, 2002, we were not aware of any U.S. shareholder who individually held 10% or more of our voting stock.

      Shareholders that are not U.S. shareholders will not be required to report for U.S. federal income tax purposes the amount of any dividend received from us. Non-U.S. shareholders, upon the sale or exchange of a share, would not be required to recognize gain or loss for U.S. federal income tax purposes.

     Estate Taxation

      In the case of an individual who is not domiciled in Singapore, a Singapore estate tax is imposed on the value of all movable and immovable properties situated in Singapore. Our shares are considered to be situated in Singapore. Thus, an individual shareholder who is not domiciled in Singapore at the time of his or her death will be subject to Singapore estate tax on the value of any such shares held by the individual upon the individual’s death. Such a shareholder will be required to pay Singapore estate tax to the extent that the value of the shares (or in aggregate with any other assets subject to Singapore estate tax) exceeds S$600,000. Any such excess will be taxed at a rate equal to 5% on the first S$12,000,000 of the individual’s Singapore chargeable assets and thereafter at a rate equal to 10%. An individual shareholder who is a U.S. citizen or resident (for U.S. estate tax purposes) also will have the value of the shares included in the individual’s gross estate for U.S. estate tax purposes. An individual shareholder generally will be entitled to a tax credit against the shareholder’s U.S. estate tax to the extent the individual shareholder actually pays Singapore estate tax on the value of the shares; however, such tax credit is generally limited to the percentage of the U.S. estate tax attributable to the inclusion of the value of the shares included in the shareholder’s gross estate for U.S. estate tax purposes, adjusted further by a pro rata apportionment of available exemptions. Individuals who are domiciled in Singapore should consult their own tax advisors regarding the Singapore estate tax consequences of their investment.

Item 6.     Selected Financial Data

      These historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended March 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales	$13,104,847	$12,109,699	$6,959,122	$3,952,786	$2,577,926
Cost of sales	12,224,969	11,127,896	6,335,242	3,512,229	2,246,135
Unusual charges(1)	464,391	510,495	7,519	77,286	8,869

Gross profit	415,487	471,308	616,361	363,271	322,922
Selling, general and administrative	443,586	430,109	319,952	240,512	169,586
Goodwill and other intangibles amortization	12,615	63,541	41,326	29,156	10,487
Unusual charges(1)	110,035	462,847	3,523	2,000	12,499
Interest and other expense, net	91,853	67,115	69,912	52,234	21,480

Income (loss) before income taxes	(242,602)	(552,304)	181,648	39,369	108,870
Provision for (benefit from) income taxes	(88,854)	(106,285)	23,080	(11,634)	22,378

Net income (loss)	$(153,748)	$(446,019)	$158,568	$51,003	$86,492

Diluted earnings (loss) per share(2)	$(0.31)	$(1.01)	$0.42	$0.17	$0.30

Shares used in computing diluted per share amounts(2)	489,553	441,991	383,119	329,352	297,307

	As of March 31,

	2002	2001	2000	1999	1998

	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Working capital	$1,394,883	$1,914,741	$1,161,535	$384,084	$372,870
Total assets	8,644,699	7,571,655	5,134,943	2,783,707	1,862,088
Total long-term debt, excluding current portion	863,293	917,313	645,267	789,471	580,441
Shareholders’ equity	4,455,496	4,030,361	2,376,628	915,305	641,667

(1)	In fiscal 2002, we recognized unusual pre-tax charges of $574.4 million primarily associated with the consolidation and closure of several manufacturing facilities.

In fiscal 2001, we recognized unusual pre-tax charges of $973.3 million. Of this amount, $286.5 million related to the issuance of an equity instrument to Motorola. The remaining $686.8 million includes merger-related expenses of approximately $102.4 million and approximately $584.4 million of costs associated with the closure of several manufacturing facilities.

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

(2)	We completed a stock split during each of fiscal 2001, 2000 and 1999. Each of the stock splits was effected as bonus issues (the Singapore equivalent of a stock dividend). The stock dividend has been reflected in our financial statements for all periods presented unless otherwise noted. All share and per share amounts have been retroactively restated to reflect the stock splits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

     Long-Lived Assets

      We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected discounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. Please see Note 9, “Unusual Charges” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for discussion of our adjustments to the carrying value of property, plant and equipment associated with our fiscal 2002 and 2001 restructuring activities.

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill and other intangibles for impairment, on at least an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, based on projected discounted future results of the unit using a discount rate reflecting our average cost of funds. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our adoption of SFAS 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. Refer to Note 2, “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our goodwill and other intangible assets.

     Allowance for Doubtful Accounts

      We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcome of our credit valuations. We evaluate the collectibility of our accounts receivable based on specific customer circumstances, current economic trends, historical experience and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts.

     Inventory Valuation

      Our inventories are stated at the lower of cost (first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as any other lower of cost or market considerations. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required.

     Exit Costs

      We recognized unusual charges in each of fiscal years 2002, 2001 and 2000 related to our plans to exit certain activities resulting in the identification of duplicate manufacturing and administrative facilities for closure or consolidation. In connection, with our exit activities, we recorded unusual charges for employee termination costs, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. The recognition of the unusual charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. The estimates of future liabilities may change, requiring the recording of additional unusual charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. Refer to Note 9, “Unusual Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

Acquisitions and Strategic Customer Transactions

      We have actively pursued business acquisitions and strategic transactions with customers to expand our global reach, manufacturing capacity and service offerings and to diversify and strengthen customer relationships.

      Prior to June 30, 2001, we made several acquisitions, which were accounted for as pooling of interests and our consolidated financial statements have been restated to reflect the combined operations of the merged companies for all periods presented. We also completed other immaterial pooling of interests transactions, for which prior period statements had not been restated. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

      We have also made a number of acquisitions and strategic customer transactions, which were accounted for using the purchase method. Accordingly our consolidated financial statements include the operating results of each business from the date of acquisition. Proforma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

      For additional information on our acquisitions and strategic customer transactions, please see Note 11, “Business Combinations and Purchases of Assets,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Results of Operations

      The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

	Fiscal Year Ended
	March 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	93.3	91.9	91.0
Unusual charges	3.5	4.2	0.1

Gross margin	3.2	3.9	8.9
Selling, general and administrative	3.4	3.6	4.6
Goodwill and other intangibles amortization	0.1	0.5	0.6
Unusual charges	0.8	3.8	0.1
Interest and other expense, net	0.8	0.6	1.0

Income (loss) before income taxes	(1.9)	(4.6)	2.6
Provision for (benefit from) income taxes	(0.7)	(0.9)	0.3

Net income (loss)	(1.2)%	(3.7)%	2.3%

Net Sales

      We derive our net sales from the assembly of printed circuit boards, or PCBs, and complete systems and products, fabrication and assembly of plastic and metal enclosures, fabrication of PCBs and backplanes, and fabrication and assembly of photonics components. Throughout the production process, we offer design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging, and distribution; and automation of key components of the supply chain through advanced information technologies. We offer other after-market services such as repair and warranty services and network and communications installation and maintenance.

      Net sales for fiscal 2002 increased 8% to $13.1 billion from $12.1 billion in fiscal 2001. The increase in sales for fiscal 2002 was primarily a result of the incremental revenues associated with the purchase of several manufacturing facilities during the current fiscal year, and to a lesser extent, the further expansion of sales to certain of our existing customers as well as sales to new customers. During fiscal 2002, our ten largest customers accounted for approximately 64% of net sales, with Ericsson accounting for approximately 15% of net sales. No other customer accounted for more than 10% of net sales during fiscal 2002. The economic downturn experienced by the electronics industry throughout fiscal 2002, which has been driven by a combination of weakening end-market demand (particularly in the telecommunications and networking sectors) and our customers’ inventory imbalances, slowed the rate of growth in our net sales.

      Net sales for fiscal 2001 increased 74% to $12.1 billion from $7.0 billion in fiscal 2000. The increase in sales for fiscal 2001 was primarily the result of our ability to continue to expand sales to our existing customers as well as expanding sales to new customers worldwide and, to a lesser extent, the incremental revenue associated with the purchases of several manufacturing facilities during fiscal 2001. During fiscal 2001, our ten largest customers accounted for approximately 59% of net sales, with no customer accounting for more than 10% of net sales.

Gross Profit

      Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions. See Item 1, “Business — Certain Factors Affecting Operating Results — Our operating results vary significantly.”

      Gross margin decreased to 3.2% for fiscal 2002 from 3.9% in fiscal 2001. Excluding the unusual pre-tax charges of $464.4 million and $510.5 million in fiscal 2002 and 2001, respectively, gross margin decreased to 6.7% in fiscal 2002 from 8.1% in fiscal 2001. The decrease in our gross margin was the result of several factors, primarily, (i) under-absorbed fixed costs caused by under utilization of capacity, resulting from the economic downturn experienced by the electronics industry, most significantly experienced by our printed circuit fabrication unit and (ii) changes in product mix to higher volume printed circuited board assembly projects and final system assembly projects, which typically have a lower gross margin; and to a lesser extent, (iii) costs associated with the integration of newly acquired operations and (iv) costs associated with the startup of new customers and new projects, which typically carry higher levels of unabsorbed manufacturing overhead costs until the projects reach higher volume production.

      Gross margin decreased to 3.9% for fiscal 2001 from 8.9% in fiscal 2000. The decrease in gross margin is primarily attributable to unusual pre-tax charges amounting to $510.5 million, which were associated with the fiscal 2001 plant closures. Excluding unusual pre-tax charges of $510.5 million and $7.5 million in fiscal 2001 and fiscal 2000, respectively, gross margin decreased to 8.1% for fiscal 2001 from 9.0% in fiscal 2000. The decrease in our gross margin was the result of several factors, including (i) costs associated with expanding our facilities, (ii) costs associated with the startup of new customers and new projects, which typically carry higher levels of unabsorbed manufacturing overhead costs until the projects reach higher volume production and (iii) changes in product mix to higher volume printed circuited board assembly projects and final system assembly projects, which typically have a lower gross margin because of high material content.

      Increased mix of products that have relatively high material costs as a percentage of total unit costs has historically been a factor that has adversely affected our gross margins. We believe that these and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations. See “Certain Factors Affecting Operating Results — If we do not manage effectively changes in our operations, our business may be harmed,” “— Our strategic relationships with major customers creates risks,” and “— We may be adversely affected by shortages of required electronics components.”

Unusual Charges

Fiscal 2002

      We recognized unusual pre-tax charges of approximately $574.4 million during fiscal 2002, of which $530.0 million related to closures of several manufacturing facilities and $44.4 million was primarily for the impairment of investments in certain technology companies. As further discussed below, $464.4 million of the charges relating to facility closures have been classified as a component of Cost of Sales.

      Unusual charges recorded in fiscal 2002 by segments are as follows: Americas, $265.8 million; Asia, $70.7 million; Western Europe, $185.4 million; and Central Europe, $52.5 million.

      The components of the unusual charges recorded in fiscal 2002 are as follows (in thousands):

Facility closure costs:
Severance	$153,598	cash
Long-lived asset impairment	163,724	non-cash
Other exit costs	212,660	cash/non-cash

Total facility closure costs	529,982
Other unusual charges	44,444	cash/non-cash

Total Unusual Charges	574,426

Income tax benefit	(122,948)

Net Unusual Charges	$451,478

      In connection with the fiscal 2002 facility closures, we developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

      Of the total pre-tax facility closure costs recorded in fiscal 2002, $153.6 million related to employee termination costs, of which $118.4 million has been classified as a component of Cost of Sales. As a result of the various exit plans, we identified 13,391 employees to be involuntarily terminated related to the various facility closures. As of March 31, 2002, 7,444 employees had been terminated, and another 5,947 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations. During fiscal 2002, we paid employee termination costs of approximately $86.0 million, related to the fiscal 2002 restructuring activities. The remaining $67.6 million of employee termination costs was classified as accrued liabilities as of March 31, 2002 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

      The unusual pre-tax charges recorded in fiscal 2002, included $163.7 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $232.6 million. This amount has been classified as a component of Cost of Sales during fiscal 2002. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For assets being held for use, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets consisted of machinery and equipment of $105.7 million and building and improvements of $58.0 million.

      The unusual pre-tax charges, also included approximately $212.7 million for other exit costs. Approximately $182.3 million of this amount has been classified as a component of Cost of Sales. Other exit costs included contractual obligations totaling $61.6 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $27.2 million, equipment lease terminations amounting to $13.2 million and payments to suppliers and third parties to terminate contractual agreements amounting to $21.2 million. We expect to make payments associated with our contractual obligations with respect to facility and equipment leases through the end of fiscal 2007 and with respect to the other contractual obligations with suppliers and third parties through fiscal 2003. Other exit costs also included charges of $98.0 million relating to asset impairments resulting from customer contracts that were breached, when they were terminated by us, as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. We disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2002. Also included in other exit costs were charges amounting to $8.0 million for the incremental costs for warranty work incurred by us for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $8.2 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or return the facilities to its landlords. The remaining $36.9 million, primarily included incremental amounts of legal and environmental costs, and various government obligations payable by us as a direct result of the facility closures. We paid approximately $42.5 million of other exit costs related to the current year’s facility closures. Additionally, approximately $111.5 million of non-cash charges were utilized during fiscal 2002. The remaining balance includes approximately $46.7 million, classified as accrued liabilities as of March 31, 2002, which will be substantially paid out within one year of the commitment dates of the respective exit plans; and certain long-term contractual obligations of approximately $12.0 million, classified as other long-term liabilities as of March 31, 2002.

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

      On May 30, 2000, we entered into a strategic alliance for product manufacturing with Motorola. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitled it to acquire 22,000,000 million Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to us. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. In June 2001, we entered into an agreement with Motorola under which we repurchased this equity instrument for $112.0 million.

      Unusual charges excluding the Motorola equity instrument by segments are as follows: Americas, $553.1 million; Asia, $86.5 million; Western Europe, $32.9 million; and Central Europe, $14.3 million. Unusual charges related to the Motorola equity instrument is not specific to a particular segment, and as such, has not been allocated to a particular geographic segment.

      The components of the unusual charges recorded in fiscal 2001 are as follows (in thousands):

					Total
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2001	Nature of
	Charges	Charges	Charges	Charges	Charges	Charges

Facility closure costs:
Severance	$62,487	$5,677	$3,606	$60,703	$132,473	cash
Long-lived asset impairment	46,646	14,373	16,469	155,046	232,534	non-cash
Other exit costs	24,201	5,650	19,703	160,368	209,922	cash/non-cash

Total facility closure costs	133,334	25,700	39,778	376,117	574,929
Direct transaction costs:
Professional fees	50,851	7,247	6,250	—	64,348	cash
Other costs	22,382	15,448	248	—	38,078	cash/non-cash

Total direct transaction costs	73,233	22,695	6,498	—	102,426

Motorola equity instrument	286,537	—	—	—	286,537	non-cash

Other unusual charges	—	—	—	9,450	9,450	non-cash

Total Unusual Charges	493,104	48,395	46,276	385,567	973,342

Income tax benefit	(30,000)	(6,000)	(6,500)	(110,000)	(152,500)

Net Unusual Charges	$463,104	$42,395	$39,776	$275,567	$820,842

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

      Of the total pre-tax facility closure costs recorded in fiscal 2001, $132.5 million related to employee termination costs, of which $68.1 million has been classified as a component of Cost of Sales. As a result of the various exit plans, we identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of March 31, 2002, substantially all the employees have been terminated. The remaining headcount are working to finalize our exit plans and will be terminated by the end of the first quarter of fiscal 2003. During fiscal 2002, we paid employee termination costs of approximately $47.4 million. The remaining $24.3 million of employee termination costs was classified as accrued liabilities as of March 31, 2002 and is expected to be paid out by the end of the first quarter of fiscal 2003, except for certain long-term contractual obligations, which will be completed by the end of fiscal 2005.

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

      The unusual pre-tax charges recorded in fiscal 2001 also included approximately $209.9 million for other exit costs, which have been classified as a component of Cost of Sales. Other exit costs included contractual obligations totaling $85.4 million, which were incurred directly as a result of the various exit plans. These contractual obligations consisted of facility lease terminations amounting to $26.5 million, equipment lease terminations amounting to $31.4 million and payments to suppliers and other third parties to terminate contractual agreements amounting to $27.5 million. We expect to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2006. All payments with respect to the other contractual obligations with suppliers and other third parties were paid in fiscal 2002. Other exit costs also included charges of $77.0 million relating to asset impairments resulting from customer contracts that were breached, when they were terminated by us, as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. We disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2001. Also included in other exit costs were charges amounting to $16.1 million for the incremental costs for warranty work incurred by us for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $11.6 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or return the facilities to its landlords. The remaining $19.8 million of other exit costs recorded were primarily associated with incremental amounts of legal and environmental costs, incurred directly as a result of the various exit plans and facility closures. During fiscal 2002, we paid other exit costs of approximately $81.4 million. Additionally, approximately $3.9 million of other exit costs were non-cash charges utilized during fiscal 2002. The remaining $10.0 million of other exit costs was classified as accrued liabilities as of March 31, 2002 and is expected to be paid out within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations, as discussed above.

      The direct transaction costs recorded in fiscal 2001 included approximately $64.3 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the merger transactions. Other direct transaction costs which totaled approximately $38.1 million were mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation and benefit-related expenses. Approximately $28.2 million of the direct transaction costs were non-cash charges utilized during fiscal 2001. During fiscal 2002, we paid approximately $2.7 million of direct transaction costs. The remaining $0.6 million of direct transaction costs was classified in accrued liabilities as of March 31, 2002 and is expected to be substantially paid out in the first quarter of fiscal 2003.

      The following table summarizes the balance of the facility closure costs as of March 31, 2002 and the type and amount of closure costs provisioned for and utilized during fiscal 2001 and 2002.

		Long-Lived
		Asset	Other Exit
	Severance	Impairment	Costs	Total

Balance at March 31, 2000	$—	$—	$—	$—
Activities during the year:
Provision	132,473	232,534	219,372	584,379
Cash charges	(60,739)	—	(23,116)	(83,855)
Non-cash charges	—	(232,534)	(100,913)	(333,447)

Balance at March 31, 2001	71,734	—	95,343	167,077
Activities during the year:
Provision	153,598	163,724	212,660	529,982
Cash charges	(133,453)	—	(123,902)	(257,355)
Non-cash charges	—	(163,724)	(115,433)	(279,157)

Balances at March 31, 2002	91,879	—	68,668	160,547
Less: current portion	87,896	—	56,707	144,603

Accrued facility closure costs, net of current portion	$3,983	$—	$11,961	$15,944

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

Selling, General and Administrative Expenses

      Selling, general and administrative expenses, or SG&A, for fiscal 2002 increased to $443.6 million from $430.1 million in fiscal 2001 but decreased as a percentage of net sales to 3.4% in fiscal 2002 from 3.6% in fiscal 2001. The dollar increase in SG&A was primarily due to several business acquisitions completed during fiscal 2002. The percentage decrease in SG&A reflects savings generated by our focus on controlling discretionary spending combined with efficiencies gained from our exit activities, as discussed above in “Unusual Charges.”

      SG&A for fiscal 2001 increased to $430.1 million from $320.0 million in fiscal 2000 but decreased as a percentage of net sales to 3.6% in fiscal 2001 from 4.6% in fiscal 2000. The dollar increase in SG&A was primarily due to the continued investment in infrastructure such as sales, marketing, supply-chain management, and information systems. The declining SG&A as a percentage of net sales reflects our continued focus on controlling operating expenses relative to sales growth and gross margin levels.

Goodwill and Other Intangibles Amortization

      Goodwill and other intangibles amortization for fiscal 2002 decreased to $12.6 million from $63.5 million for the same period of fiscal 2001. The decrease in goodwill and other intangibles amortization was a direct result of the adoption of SFAS 142, effectively discontinuing the amortization of goodwill. As of March 31, 2002, unamortized goodwill approximated $1.5 billion. Such goodwill is no longer subject to amortization but instead is now subject to impairment testing on at least an annual basis, as discussed in Note 2, “Summary of Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

      Goodwill and other intangibles amortization in fiscal 2001 increased to $63.5 million from $41.3 million in fiscal 2000. This increase was directly the result of the various acquisitions in fiscal 2001, which were accounted for as purchase transactions, which primarily include Irish Express Cargo Ltd., Fico, Inc., Li Xin Industries, Ltd. and Ojala Yhtyma Oy.

Interest and Other Expense, Net

      Interest and other expense, net increased to $91.9 million in fiscal 2002 from $67.1 million in fiscal 2001. The following table sets forth information concerning the components of interest and other expense, net.

	2002	2001	2000

Interest expense	$116,436	$135,243	$84,198
Interest income	(18,342)	(32,219)	(22,681)
Foreign exchange (gain) loss	4,513	(4,028)	2,128
Other (income) expense, net	(10,754)	(31,881)	6,267

Total interest and other expense, net	$91,853	$67,115	$69,912

      Net interest expense remained relatively flat at $98.1 million in fiscal 2002 from $103.0 million in fiscal 2001. Net interest expense increased to $103.0 million in fiscal 2001 from $61.5 million in fiscal 2000. The increase was primarily attributable to the interest expense associated with the approximately $645.0 million of senior subordinated notes, consisting of $500.0 million of 9.875% notes and €150.0 million of 9.75% notes we issued in June 2000.

      In fiscal 2002, there was $4.5 million of foreign exchange loss compared to foreign exchange gain of $4.0 million in fiscal 2001. The foreign exchange loss in fiscal 2002 mainly relates to net non-functional currency monetary liabilities in France, Hungary and Sweden. Additionally, foreign exchange losses in fiscal 2002 included amounts related to changes in fair values of derivative instruments due to hedge ineffectiveness, as a result of our adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in April 2001. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial in fiscal 2002. In fiscal 2001, there was $4.0 million of foreign exchange gain compared to $2.1 million foreign exchange loss in fiscal 2000. The foreign exchange gain in fiscal 2001 mainly relates to net non-functional currency monetary liabilities in Singapore, Germany and Hungary.

      Other (income) expense, net was $10.8 million of net other income in fiscal 2002 compared to $31.9 million of net other income in fiscal 2001. The decrease in other income, net was strictly due to lower gains recorded on the sale of marketable securities as compared to the $33.4 million gain on sale of marketable securities recorded in fiscal 2001.

Provision for Income Taxes

      Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. See Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

      Our consolidated effective tax rate was a benefit of 37% and 19% for fiscal years 2002 and 2001, respectively. Excluding the unusual charges, the effective income tax rate was 10% and 11% for fiscal years 2002 and 2001, respectively. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries in China, Hungary and Malaysia. See Item 1, “Business — Certain Factors Affecting Operating Results — We are subject to the risk of increased income taxes.”

Liquidity and Capital Resources

      At March 31, 2002 we had cash and cash equivalents balances totaling $745.1 million, total bank and other debts amounting to $1.2 billion and $800.0 million available for borrowing under our credit facilities subject to compliance with certain financial ratios.

      Cash provided by operating activities was $858.9 million and cash used in operating activities was $469.7 million in fiscal 2002 and 2001, respectively. In fiscal 2000, operating activities used cash amounting to $34.4 million. Cash generated from operating activities in fiscal 2002 was primarily due to significant reductions of inventory and increases in accounts payable. Operating activities used cash in fiscal 2001 primarily as a result of significant increases in accounts receivable and inventory, partially offset by an increase in accounts payable combined with the $446.0 million net loss.

      Accounts receivable, net of allowance for doubtful accounts, increased to $1.9 billion at March 31, 2002 from $1.7 billion at March 31, 2001. The increase in accounts receivable was primarily due to an increase of approximately 8% in net sales in fiscal 2002.

      Inventories decreased 28% to $1.3 billion at March 31, 2002 from $1.8 billion at March 31, 2001. The decrease in inventories was primarily the result of our focused effort during fiscal 2002 to reduce inventories that were built up for our customers at the end of fiscal 2001, in their anticipation of stronger demand that did not materialize.

      Cash used in investing activities was $1.1 billion, $1.1 billion and $879.4 million in fiscal 2002, 2001 and 2000, respectively. Cash used in investing activities in fiscal 2002 was primarily related to:

•	$330.4 million of net capital expenditures to purchase equipment and the continued expansion of our manufacturing facilities worldwide, for our continued expansion of our industrial park strategy, primarily at our China, Hungary and Poland industrial parks;

•	$396.3 million for purchases of manufacturing facilities and related asset purchases, related to our acquisitions of several manufacturing operations from Ericsson and Alcatel;

•	$62.6 million of other investments, of which $53.5 million related to our participation in the asset securitization agreement we entered into in March 2002; and

•	$314.5 million for acquisitions of businesses, primarily related to Xerox and Telia.

      Additionally, we received proceeds of $20.6 million from the sale of marketable securities of various technology companies.

      Cash used in investing activities in fiscal 2001 was primarily related to:

•	$711.2 million of net capital expenditures to purchase equipment and the continued expansion of our manufacturing facilities worldwide, and specifically for our continued expansion of our industrial park strategy;

•	$239.0 million for purchases of manufacturing facilities and related asset purchases, comprised primarily of Bosch Telecom GmbH’s Denmark facility, Ascom’s Switzerland facility and Siemens Mobile’s Italy and United States facilities;

•	$54.4 million primarily for minority investment in the stocks of various technology companies in software and related industries; and

•	$158.9 million for acquisitions of businesses, primarily related to Fico, Inc., Irish Express Cargo Ltd. and Vextra Design Inc.

      Additionally, we received proceeds of $46.9 million from the sale of marketable securities of various technology companies.

      Cash provided by financing activities was $ 369.3 million, $1.5 billion and $1.4 billion in fiscal 2002, 2001 and 2000, respectively. Cash provided by financing activities in fiscal 2002 was primarily related to our completion of a secondary offering of our ordinary shares. In January 2002, we sold a total of 20,000,000 ordinary shares at a price of $25.96 per share resulting in net proceeds to us of approximately $503.8 million, which was used to repay our bank borrowings under our credit facility and for general corporate purposes. Additionally, cash provided by financing activities in fiscal 2002 resulted from $57.7 million in proceeds from ordinary shares issued under our stock plans.

      Our financing activities in fiscal 2002 used $112.0 million for the repurchase of the equity instrument issued to Motorola and $33.8 million for the repayment of capital lease obligations.

      Cash provided by financing activities in fiscal 2001 was primarily related to our completion of two secondary offerings of our ordinary shares and the issuance of our senior subordinated notes. In June 2000, we sold a total of 11,000,000 ordinary shares at a price of $35.63 per share resulting in net proceeds to us of approximately $375.9 million. In July 2000, we sold an additional 1,650,000 ordinary shares at a price of $35.63 per share resulting in net proceeds of $55.7 million, which represented the overallotment option on the public stock offering completed in June 2000. In June 2000, we also issued approximately $645.0 million of our senior subordinated notes. Also, in February 2001, we completed a public stock offering of 27,000,000 ordinary shares at a price of $37.94 per share resulting in net proceeds of $990.1 million. Additionally, cash provided by financing activities in fiscal 2001 resulted from:

•	$100.0 million of proceeds from the equity instrument issued to Motorola; and

•	$78.5 million in proceeds from ordinary shares issued under our stock plans.

      Additionally, our financing activities in fiscal 2001 used $31.8 million for the repayment of capital lease obligations. Further, a portion of the proceeds of our equity offerings and senior note issuance was used to reduce outstanding bank borrowings. See Note 4, “Bank Borrowings and Long-Term Debt,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for a description of our bank credit facilities and long-term debt.

      Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. It is possible that future acquisitions may be significant and may require the payment of cash. For example, we have entered into a number of transactions in which we have acquired OEM facilities for cash in connection with establishing manufacturing relationships. We believe we will continue to enter into these transactions in the future. Future liquidity needs will also depend on fluctuations in levels of inventory, the timing of expenditures by us on new equipment, the extent to which we utilize operating leases for the new facilities and equipment, levels of shipments and changes in volumes of customer orders.

      We believe that our existing cash balances, together with anticipated cash flows from operations, borrowings available under our credit facility and the net proceeds from our recent equity offerings will be sufficient to fund our operations through at least the next twelve months. Historically, we have funded our operations from the proceeds of public offerings of equity and debt securities, cash and cash equivalents generated from operations, bank debt, sales of accounts receivable and capital equipment lease financings. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. The sale of equity or convertible debt securities could result in dilution to our current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of our ordinary shares, and the terms of this debt could impose restrictions on our operations. Such financings and other transactions may not be available on terms acceptable to us or at all. See Item 1, “Business — Certain Factors Affecting Operating Results — If we do not manage effectively the changes in our operations, our business may be harmed.”

Contractual Obligations and Commitments

      In March 2002, we replaced our existing credit facilities, with an $800.0 million Revolving Credit Facility (“Credit Facility”) with a syndicate of domestic and foreign banks. The Credit Facility consisted of two separate credit agreements, one providing for up to $400.0 million principal amount of revolving credit loans to us (“Tranche A”) and one providing for up to $400.0 million principal amount of revolving credit loans to our U.S. subsidiary, Flextronics International USA, Inc. (“Tranche B”). Both Tranche A and Tranche B are split one-third to a 364-day and two-thirds to a three-year facility. Borrowings under the Credit Facility bear interest, at either, at our option (i) the base rate (as defined in the Credit Facility); or (ii) the LIBOR rate (as defined in the Credit Facility) plus the applicable margin for LIBOR loans ranging between 0.875% and 2.25%, based on our credit ratings and facility usage. We are required to pay a quarterly commitment fee ranging from 0.125% to 0.50% per annum, based on our credit ratings of the unutilized portion of the Credit Facility.

      The Credit Facility is unsecured, and contains certain restrictions on our ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The Credit Facility also requires that we maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, and amortization), a minimum ratio of fixed charge coverage, and a minimum net worth, as defined, during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by us and certain of our subsidiaries. As of March 31, 2002, we were in compliance with our covenants.

      As of March 31, 2002, our outstanding debt obligations included: (i) borrowings outstanding related to our senior subordinated notes, (ii) amounts drawn by subsidiaries on various lines of credit, (iii) properties financed under mortgage loans, (iv) equipment financed under capital leases and (v) other term obligations. Additionally, we have leased certain of our facilities under operating lease commitments. Future payments due under our debt and lease obligations are as follows (in thousands):

	Year Ending March 31,

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total

Senior subordinated notes	—	—	—	—	—	778,269	778,269
Lines of credit	194,609	—	—	—	—	—	194,609
Capital lease obligations (including interest)	24,414	9,364	2,079	1,468	207	1,409	38,941
Other debt obligations	87,869	26,193	15,635	8,473	4,592	9,920	152,682
Operating lease obligations	107,966	73,769	40,955	27,114	21,057	108,366	379,227

      In fiscal 2002, we entered into a receivables securitization agreement and sold a designated pool of qualified trade receivables to a third party qualified special purpose entity, which in turn sold an undivided ownership interest to a conduit, administrated by an unaffiliated financial institution. The agreement, which expires in March 2003, is subject to annual renewal and has a current maximum limit of $250.0 million. As of March 31, 2002, we received net cash proceeds of $105.3 million, which reflects the net accounts receivable sold from the start of the securitization agreement. The accounts receivable balances that were sold were removed from the consolidated balance sheet and the proceeds received from the sale are reflected as cash provided by operating activities in the consolidated statement of cash flows.

      In fiscal 2002, we entered into operating leases with respect to properties located in Mexico and Texas. During fiscal 2002, we completed construction on the property in Mexico and began construction on a property in Texas. The amount outstanding on the Mexico and Texas properties as of March 31, 2002, was $22.9 million and $39.4 million, respectively. Upon the expiration of these leases in 2006 and 2008, respectively, we may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. We also have the right to purchase the buildings at fair market value at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. We have provided a residual value guarantee, which means that if the building is sold to a third party, we are responsible for making up any shortfall between the actual sales price and the amount funded under the leases. We believe that the fair market value at March 31, 2002 exceeds the value of the residual guarantee.

Related Party Transactions

      We have loaned approximately $8.6 million to various of our executive officers. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 2.48% to 7.25%. The remaining outstanding balance of the loans, including accrued interest, as of March 31, 2002 was approximately $8.7 million.

      Additionally, in connection with an investment partnership, one of our subsidiaries has entered into loans with various of our officers. The only members of the partnership are the various officers. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.72% to 6.09%. The remaining balance of the loans, including accrued interest, as of March 31, 2002 was approximately $10.3 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to the greater of 20% of the total investment portfolio or $10.0 million in any single institution. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2002, the outstanding amount in the investment portfolio was $459.1 million, comprised mainly of money market funds with an average return of 1.87% for dollar investments and 3.24% for Euro investments.

      We also have exposure to interest rate risk with certain variable rate lines of credit. These credit lines are located throughout the world and are based on a spread over that country’s inter-bank offering rate. We primarily enter into debt obligations to support general corporate purposes including capital expenditures, acquisitions and working capital needs. As of March 31, 2002, the outstanding short-term debt, including capitalized leases was $299.0 million. The following table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations, excluding capital leases. The variable interest rate for future years assumes the same rate as March 31, 2002. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instruments’ actual cash flows are denominated in U.S. dollars (US$) and Euro (€), as indicated in parentheses.

	Expected Fiscal Year of Maturity

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(US$ equivalents in thousands)
Total debt, excluding capital lease obligations
Fixed rate (US$)	$10,457	$10,814	$3,469	$2,649	$1,868	$653,982	$683,239	$378,585
Average interest rate	9.42%	9.52%	9.57%	9.61%	9.61%	9.64%	9.56%
Fixed rate (€)	—	—	—	—	—	$131,487	$131,487	$68,557
Average interest rate						9.75%	9.75%
Variable rate (US$)	$272,021	$15,379	$12,166	$5,824	$2,724	$2,720	$310,834	$306,839
Average interest rate	4.50%	6.40%	6.30%	3.10%	4.50%	4.50%	4.70%

Foreign Currency Exchange Risk

      We transact business in various foreign countries. We manage our foreign currency exposure by borrowing in various foreign currencies and by entering into foreign exchange forward contracts only with respect to transaction exposure. We try to maintain a fully hedged position for all certain, known transaction exposures. These exposures are primarily, but not limited to, revenues, vendor payments, accrued expenses and inter-company balances in currencies other than the functional currency unit of the operating entity. We will first evaluate and, to the extent possible, use non-financial techniques, such as currency of invoice, leading and lagging payments, receivable management or local borrowing to reduce transaction exposure before taking steps to minimize remaining exposure with financial instruments. The credit risk of these forward contracts is minimal since the contracts are with large financial institutions. We hedge committed exposures and these forward contracts generally do not subject us to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged. On April 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 137 and No. 138, and as such all foreign currency forward contracts are reported on the balance sheet at fair value. The aggregate outstanding contracts at the end of fiscal year 2002 was $475.4 million. The majority of these foreign exchange contracts expire in less than one month and almost all expire within three months. They will settle in Euro, British pound, Japanese yen, Norwegian kronor, Singapore dollar, Swedish kronor, Swiss franc and U.S. dollar.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Flextronics International Ltd.:

      We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. (a Singapore Company) and subsidiaries (collectively the “Company”) as of March 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the consolidated statement of operations, shareholders’ equity and cash flows of The DII Group, Inc., a company acquired during fiscal 2001 in a transaction accounted for as a pooling of interests, for the year ended January 2, 2000, as discussed in Note 11. Such statements are included in the consolidated financial statements of Flextronics International Ltd. and reflect total revenues of 19% of the related consolidated total for the year ended March 31, 2000. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for The DII Group, Inc., is based solely upon the report of the other auditors.

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

      In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      Our audits and the report of other auditors were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California

April 25, 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors

The DII Group, Inc.

      We have audited the consolidated statements of operations, stockholders’ equity and cash flows for the year ended January 2, 2000 (none of which are presented herein) of The DII Group, Inc. and Subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the Company’s results of its operations and its cash flows for the year ended January 2, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Denver, Colorado

March 28, 2000

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,

	2002	2001

	(In thousands, except share
	and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$745,124	$631,588
Accounts receivable, less allowance for doubtful accounts of $41,649 and $44,419 as of March 31, 2002 and 2001, respectively	1,866,576	1,651,252
Inventories, net	1,292,230	1,787,055
Deferred income taxes	51,954	42,595
Other current assets	597,303	343,557

Total current assets	4,553,187	4,456,047
Property, plant and equipment, net	2,032,495	1,828,441
Deferred income taxes	312,996	139,678
Goodwill and other intangibles, net	1,538,148	983,384
Other assets	207,873	164,105

Total assets	$8,644,699	$7,571,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings and current portion of long-term debt	$282,478	$298,052
Current portion of capital lease obligations	16,557	27,602
Accounts payable	1,962,630	1,480,468
Other current liabilities	896,639	735,184

Total current liabilities	3,158,304	2,541,306
Long-term debt, net of current portion	843,082	879,525
Capital lease obligations, net of current portion	20,211	37,788
Other liabilities	167,606	82,675
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Ordinary shares, S$.01 par value; authorized — 1,500,000,000 shares; issued and outstanding — 513,011,778 and 476,370,089 as of March 31, 2002 and 2001, respectively	3,043	2,841
Additional paid-in capital	4,898,807	4,266,938
Retained deficit	(286,640)	(132,892)
Accumulated other comprehensive loss	(159,714)	(106,526)

Total shareholders’ equity	4,455,496	4,030,361

Total liabilities and shareholders’ equity	$8,644,699	$7,571,655

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Net sales	$13,104,847	$12,109,699	$6,959,122
Cost of sales	12,224,969	11,127,896	6,335,242
Unusual charges	464,391	510,495	7,519

Gross profit	415,487	471,308	616,361
Selling, general and administrative	443,586	430,109	319,952
Goodwill and other intangibles amortization	12,615	63,541	41,326
Unusual charges	110,035	462,847	3,523
Interest and other expense, net	91,853	67,115	69,912

Income (loss) before income taxes	(242,602)	(552,304)	181,648
Provision for (benefit from) income taxes	(88,854)	(106,285)	23,080

Net income (loss)	$(153,748)	$(446,019)	$158,568

Earnings (loss) per share:
Basic	$(0.31)	$(1.01)	$0.44

Diluted	$(0.31)	$(1.01)	$0.42

Shares used in computing per share amounts:
Basic	489,553	441,991	356,338

Diluted	489,553	441,991	383,119

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,

	2002	2001	2000

	(In thousands)
Net income (loss)	$(153,748)	$(446,019)	$158,568
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(44,450)	(49,844)	(16,783)
Unrealized gain (loss) on investments and derivatives, net of tax	(3,799)	(55,851)	59,704

Comprehensive income (loss)	$(201,997)	$(551,714)	$201,489

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended March 31, 2000, 2001 and 2002

							Accumulated
	Ordinary Shares				Additional	Retained	Other		Total
					Paid-in	Earnings	Comprehensive	Deferred	Shareholders’
	Shares		Amount		Capital	(Deficit)	Income (Loss)	Compensation	Equity

	(In thousands)
BALANCE AT MARCH 31, 1999	313,222	(1)	$1,898	(1)	$710,420 (1)	$244,619	$(32,138)	$(9,494)	$915,305
Adjustment to conform fiscal year of pooled entity	—		—		—	(818)	—	—	(818)
Impact of immaterial pooling of interests acquisitions	1,847		6		1,607	(2,062)	—	—	(449)
Issuance of common stock	2,448		14		9,975	—	—	—	9,989
Exercise of stock options	4,991		29		18,068	—	—	—	18,097
Ordinary shares issued under Employee Stock Purchase Plan	2,118		13		8,822	—	—	—	8,835
Tax benefit on employee stock plans	—		—		4,785	—	—	—	4,785
Sale of ordinary shares in public offering, net of offering costs	67,018		391		1,158,382	—	—	—	1,158,773
Conversion of convertible notes	14,792		86		84,988	—	—	—	85,074
Dividends paid to former shareholders	—		—		—	(26,572)	—	—	(26,572)
Deferred stock compensation	—		—		(1)	—	—	361	360
Amortization of deferred stock compensation	—		—		—	—	—	4,049	4,049
Net income	—		—		—	158,568	—	—	158,568
Change in unrealized gain (loss) on available for sale securities	—		—		—	—	59,704	—	59,704
Foreign currency translation	—		—		—	—	(19,072)	—	(19,072)

BALANCE AT MARCH 31, 2000	406,436		2,437		1,997,046	373,735	8,494	(5,084)	2,376,628
Adjustment to conform fiscal year of pooled entities	6,882		40		4,056	(58,306)	(3,787)	—	(57,997)
Impact of immaterial pooling of interests acquisitions	728		4		2,482	(2,112)	—	—	374
Issuance of ordinary shares for acquisitions	10,825		63		365,422	—	—	—	365,485
Exercise of stock options	11,405		66		69,504	—	—	—	69,570
Ordinary shares issued under Employee Stock Purchase Plan	445		3		8,911	—	—	—	8,914
Tax benefit on employee stock plans	—		—		11,537	—	—	—	11,537
Sale of ordinary shares in public offering, net of offering costs	39,650		228		1,421,443	—	—	—	1,421,671
Dividends paid to former shareholders	—		—		—	(190)	—	—	(190)
Amortization of deferred stock compensation	—		—		—	—	—	5,084	5,084
Issuance of equity instrument (Note 9)	—		—		386,537	—	—	—	386,537
Net loss	—		—		—	(446,019)	—	—	(446,019)
Change in unrealized gain (loss) on available for sale securities	—		—		—	—	(55,851)	—	(55,851)
Foreign currency translation	—		—		—	—	(55,382)	—	(55,382)

BALANCE AT MARCH 31, 2001	476,371		2,841		4,266,938	(132,892)	(106,526)	—	4,030,361
Issuance of ordinary shares for acquisitions	7,885		45		182,544	—	—	—	182,589
Exercise of stock options	7,989		44		42,227	—	—	—	42,271
Ordinary shares issued under Employee Stock Purchase Plan	767		4		15,407	—	—	—	15,411
Sale of ordinary shares in public offering, net of offering costs	20,000		109		503,691	—	—	—	503,800
Repurchase of equity instrument (Note 9)	—		—		(112,000)	—	—	—	(112,000)
Net loss	—		—		—	(153,748)	—	—	(153,748)
Change in unrealized gain (loss) on available for sale securities	—		—		—	—	(3,853)	—	(3,853)
Change in derivative instruments	—		—		—	—	54	—	54
Foreign currency translation	—		—		—	—	(49,389)	—	(49,389)

BALANCE AT MARCH 31, 2002	513,012		$3,043		$4,898,807	$(286,640)	$(159,714)	$—	$4,455,496

(1)	Restated to properly reflect treasury stock of The DII Group, Inc. (acquired in a pooling of interests transaction in fiscal 2001).

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2002	2001	2000

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(153,748)	$(446,019)	$158,568
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and non-cash impairment charges	483,631	518,985	187,597
Loss (gain) on sales of equipment	2,258	(1,382)	2,818
Provision for doubtful accounts	3,664	9,429	12,534
Provision for inventory valuation	4,977	33,634	32,345
Equity in earnings of associated companies	—	(79)	(1,591)
Gain on sales of subsidiaries and long-term investments	—	—	(365)
Amortization of deferred stock compensation	—	5,084	4,049
Non-cash charge from issuance of equity instrument	—	286,537	—
Minority interest expense and other non-cash unusual charges	150,130	139,067	(2,414)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(163,712)	(581,225)	(444,306)
Inventories	639,954	(559,842)	(597,698)
Other current assets	(242,242)	(159,902)	(89,464)
Other current liabilities, including accounts payable	316,673	465,732	719,673
Deferred income taxes	(182,677)	(179,744)	(16,107)

Net cash provided by (used in) operating activities	858,908	(469,725)	(34,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(330,392)	(711,227)	(462,398)
Purchases of OEM facilities and related assets	(396,346)	(239,042)	(249,755)
Proceeds from sales of subsidiaries and investments	20,558	46,910	35,871
Other investments and notes receivable	(62,582)	(54,398)	(117,391)
Acquisitions of businesses, net of cash acquired	(314,498)	(158,882)	(85,743)

Net cash used in investing activities	(1,083,260)	(1,116,639)	(879,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings and proceeds from long-term debt	1,268,564	1,420,594	342,691
Repayments of bank borrowings and long-term debt	(1,314,881)	(1,451,114)	(120,231)
Repayments of capital lease obligations	(33,822)	(31,788)	(40,930)
Dividends paid to former shareholders	—	(190)	(26,572)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	57,682	78,484	26,932
Net proceeds from issuance of common stock	—	—	9,989
Net proceeds from sale of ordinary shares in public offering	503,800	1,421,671	1,158,773
Proceeds from issuance of equity instrument	—	100,000	—
Repurchase of equity instrument	(112,000)	—	—
Other	—	—	977

Net cash provided by financing activities	369,343	1,537,657	1,351,629

Effect on cash from:
Exchange rate changes	(31,455)	(34,048)	(8,150)
Adjustment to conform fiscal year of pooled entities	—	(32,706)	(818)

Net increase (decrease) in cash and cash equivalents	113,536	(115,461)	428,884
Cash and cash equivalents, beginning of year	631,588	747,049	318,165

Cash and cash equivalents, end of year	$745,124	$631,588	$747,049

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

1.     Organization of the Company

      Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. Flextronics provides electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the handheld electronics devices, information technologies infrastructure, communications infrastructure, computer and office automation, and consumer devices industries. The Company provides a network of design, engineering and manufacturing operations in 28 countries across four continents. Flextronics provides customers with the opportunity to outsource on a global basis, with end-to-end operational solutions where the Company takes responsibility for engineering, new product introduction and implementation, supply chain management, manufacturing and logistics management, with the goal of delivering a complete packaged product. The Company provides complete product design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key components of the supply chain through advanced information technologies. The company also offers other after-market services such as repair and warranty services and network and communications installation and maintenance.

2.     Summary of Accounting Policies

     Principles of Consolidation and Basis of Presentation

      All dollar amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$) or Euros (€).

      The accompanying consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

     Reclassifications

      Certain prior years’ balances have been reclassified to conform to the current year’s presentation.

     Translation of Foreign Currencies

      The financial position and results of operations of the Company’s certain Chinese, Danish, certain Italian, Norwegian, Polish, Spanish, Swedish, Swiss and UK subsidiaries are measured using their respective local currencies as the functional currency. Accordingly, for these subsidiaries all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity. The Company’s Austrian, Dutch, Finnish, French, German, Hungarian, Irish and certain Italian subsidiaries have adopted the Euro as their functional currency.

     Cash, Cash Equivalents and Investments

      All highly liquid investments with a maturity of three months or less at date of purchase are carried at fair market value and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking and money market accounts, corporate debt securities and certificates of deposit.

      The Company’s short-term investments are comprised of public corporate equity securities and are included within Other Current Assets in the Company’s consolidated balance sheets and carried at fair market value. All investments are generally held in the Company’s name with major financial institutions acting as custodians. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. During fiscal year 2002, the Company sold all

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its marketable equity securities and realized gains of approximately $2.0 million compared to $33.4 million of realized gains in fiscal year 2001. All of the Company’s short-term investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of shareholders’ equity, net of any related tax effect.

      Cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2002	March 31, 2001

			Unrealized	Fair
	Cost/Fair Value	Cost	Gains (Losses)	Value

Money market funds	$450,236	$344,499	$—	$344,499
Certificates of deposits	8,877	272	—	272
Corporate debt securities	—	5,264	—	5,264
Corporate equity securities	—	1,622	3,853	5,475

	$459,113	$351,657	$3,853	$355,510

Included in cash and cash equivalents	$459,113	$350,035	$—	$350,035
Included in other current assets	—	1,622	3,853	5,475

	$459,113	$351,657	$3,853	$355,510

      The Company also has certain investments in non-publicly traded technology companies. These investments are included within Other Assets in the Company’s consolidated balance sheet and are carried at cost. The Company continuously monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During fiscal 2002 and 2001, the Company recorded an unusual charge of $38.4 million and $9.5 million, respectively, for other than temporary impairment of its investments in certain of these non-publicly traded companies. See Note 9, “Unusual Charges” for further discussion.

     Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (one to thirty years), with the exception of building leasehold improvements, which are amortized over the life of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property, plant and equipment was comprised of the following as of March 31 (in thousands):

	2002	2001

Machinery and equipment	$1,399,601	$1,209,422
Buildings	693,764	596,070
Leasehold improvements	98,521	168,764
Computer equipment and software	225,706	167,115
Other, including land	447,585	305,719

	2,865,177	2,447,090
Accumulated depreciation and amortization	(832,682)	(618,649)

Property, plant and equipment, net	$2,032,495	$1,828,441

      The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to projected discounted cash flows the property

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment, exceeds its fair market value. Refer to Note 9, “Unusual Charges,” for discussion of the Company’s adjustments to the carrying value of property, plant and equipment.

     Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash equivalents and investments. The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of its credit evaluations. The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. These financial institutions are located in many different locations throughout the world.

      In fiscal 2002 and fiscal 2000, Ericsson Telecom AB (“Ericsson”) accounted for approximately 15% and 12% of net sales, respectively. No customer accounted for more than 10% of net sales in fiscal 2001. We have increasingly focused on sales to larger companies and to customers in the telecommunications, networking, consumer electronics and computer industries. In fiscal 2002, 2001 and 2000, our ten largest customers accounted for approximately 64%, 59% and 57% of our net sales, respectively.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories

      Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. As of March 31, the components of inventories, net of applicable reserves, were as follows (in thousands):

	2002	2001

Raw materials	$939,222	$1,346,427
Work-in-process	221,846	301,875
Finished goods	131,162	138,753

	$1,292,230	$1,787,055

     Other Current Liabilities

      Other current liabilities were comprised of the following as of March 31 (in thousands):

	2002	2001

Income taxes	$17,869	$33,777
Accrued payroll	199,658	182,217
Sales taxes and other taxes	119,144	20,797
Accrued expenses for unusual charges (see Note 9)	161,147	170,384
Other accrued liabilities	398,821	328,009

	$896,639	$735,184

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Income Taxes

      The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying the applicable statutory tax rate to the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     Revenue Recognition

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the fourth quarter of fiscal 2001 and the adoption of SAB 101 did not have a material impact on the Company’s consolidated financial statements.

      The Company’s net sales are primarily comprised of manufacturing services. Our manufacturing services include the assembly of printed circuit boards, or PCBs, and complete systems and products, fabrication and assembly of plastic and metal enclosures, fabrication of PCBs and backplanes, and fabrication and assembly of photonics components. Throughout the production process, the Company offers other services, including design and technology; logistics, such as materials procurement, inventory management, vendor management, packaging, and distribution; and automation of key components of the supply chain through advanced information technologies. The Company offers after-market services such as repair and warranty services and network installation.

      Revenue from manufacturing services is generally recognized upon shipment of the manufactured product. Revenue from other services and after-market services is generally recognized as the services are performed.

     Interest and Other Expense, Net

      Interest and other expense, net was comprised of the following for the years ended March 31 (in thousands):

	2002	2001	2000

Interest expense	$116,436	$135,243	$84,198
Interest income	(18,342)	(32,219)	(22,681)
Foreign exchange (gain) loss	4,513	(4,028)	2,128
Other (income) expense, net	(10,754)	(31,881)	6,267

Total interest and other expense, net	$91,853	$67,115	$69,912

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Earnings per share data were computed as follows for the years ended March 31 (in thousands, except per share amounts):

	2002	2001	2000

Basic earnings (loss) per share:
Net income (loss)	$(153,748)	$(446,019)	$158,568

Shares used in computation:
Weighted-average ordinary shares outstanding	489,553	441,991	356,338

Basic earnings (loss) per share	$(0.31)	$(1.01)	$0.44

Diluted earnings (loss) per share:
Net income (loss)	$(153,748)	$(446,019)	$158,568
Plus income impact of assumed conversions:
Interest expense (net of tax) on convertible subordinated notes	—	—	400
Amortization (net of tax) of debt issuance costs on convertible subordinated notes	—	—	33

Net income (loss) available to shareholders	$(153,748)	$(446,019)	$159,001
Shares used in computation:
Weighted-average ordinary shares outstanding	489,553	441,991	356,338
Shares applicable to exercise of dilutive options (1)	—	—	25,021
Shares applicable to deferred stock compensation	—	—	302
Shares applicable to convertible subordinated notes	—	—	1,458

Shares applicable to diluted earnings	489,553	441,991	383,119

Diluted earnings (loss) per share	$(0.31)	$(1.01)	$0.42

(1)	Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 961,436 shares outstanding during the fiscal year March 31, 2000, were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the Company’s ordinary shares.

      The ordinary share equivalents from stock options and other equity instruments were antidilutive for the fiscal years ended March 31, 2002 and March 31, 2001, and therefore not assumed to be converted for diluted earnings per share computation.

     New Accounting Pronouncements

     Goodwill and Other Intangibles

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 and No. 142, “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Other intangibles will continue to be valued and

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over their estimated useful lives; in-process research and development will continue to be written off immediately.

      The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill, thereby eliminating annual goodwill amortization of approximately $124.2 million, based on anticipated amortization that would have been incurred under the prior accounting standard for fiscal 2002. Prior to adoption of SFAS No. 142, the Company amortized any excess of cost over net assets acquired (goodwill) using the straight-line method over estimated lives generally ranging from two to fifteen years.

      The Company evaluates goodwill and other intangibles for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, based on projected discounted future results of the unit using a discount rate reflecting the Company’s average cost of funds. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill and other intangible assets in connection with its adoption of SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

      During fiscal year 2002, $532.2 million of goodwill resulted from various business acquisitions as further described in Note 11, “Business Combinations and Purchases of Assets,” as well as contingent purchase price adjustments and other adjustments from historical acquisitions.

      Goodwill information for each reportable segment is as follows (in thousands):

	As of		As of
	April 1,	Goodwill	March 31,
	2001	Acquired	2002

Segments:
Asia	$186,515	$55,181	$241,696
Americas	300,041	232,858	532,899
Western Europe	346,873	196,785	543,658
Central Europe	123,862	47,334	171,196

	$957,291	$532,158	$1,489,449

      Net income (loss) for the fiscal years ended March 31, 2001 and 2000 adjusted to exclude goodwill amortization, net of tax are as follows (in thousands):

	March 31,	March 31,
	2001	2000

Net income (loss):
As reported	$(446,019)	$158,568
Add back: goodwill amortization, net of tax	50,573	33,909

Adjusted	$(395,446)	$192,477

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The proforma effects of the adoption on earnings (loss) per share of the Company for the fiscal years ended March 31, 2001 and 2000 are as follows:

	March 31,	March 31,
	2001	2000

Basic earnings (loss) per share:
As reported	$(1.01)	$0.44
Add back: goodwill amortization, net of tax	0.12	0.10

Adjusted	$(0.89)	$0.54

Diluted earnings (loss) per share:
As reported	$(1.01)	$0.42
Add back: goodwill amortization, net of tax	0.12	0.08

Adjusted	$(0.89)	$0.50

      All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles. Contractual agreements are being amortized over periods up to 10 years. Patents and trademarks and developed technologies are being amortized on a straight-line basis over periods of up to 10 years. Other acquired intangibles relate to favorable leases and customer lists, and are amortized on a straight-line basis over one to ten years. No significant residual value is estimated for the intangible assets. During fiscal year 2002, there were $33.7 million of additions to intangible assets. Currently, the Company is in the process of determining the value of its intangible assets acquired from Telia (please see Note 11, “Business Combinations and Purchases of Assets”). Intangible assets amortization for the fiscal years ended March 31, 2002, 2001 and 2000 was approximately $12.6 million, $7.3 million, and $3.6 million, respectively. The components of intangible assets are as follows (in thousands):

	March 31, 2002			March 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Contractual agreements	$44,168	$(9,081)	$35,087	$17,304	$(1,714)	$15,590
Patents and trademarks	206	(93)	113	7,625	(5,514)	2,111
Developed technologies	1,901	(512)	1,389	1,275	(850)	425
Other acquired intangibles	31,276	(19,166)	12,110	17,629	(9,662)	7,967

Total	$77,551	$(28,852)	$48,699	$43,833	$(17,740)	$26,093

      Expected future estimated annual amortization expense is as follows (in thousands):

Fiscal Years:
2003	$16,077
2004	13,507
2005	7,295
2006	6,284
2007	4,980
Thereafter	556

Total amortization expense	$48,699

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Derivative Instruments and Hedging Activities

      On April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. All derivative instruments are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in Other Comprehensive Income (“OCI”) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments under SFAS 133, changes in fair values are recognized in earnings in the current period. Such instruments are typically forward contracts used to hedge foreign currency balance sheet exposures.

      The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales and assets and liabilities denominated in non-functional currencies. The Company has established currency risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign currency exchange rates. The Company enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable and accounts payable, and cash flows denominated in non-functional currencies.

      At March 31, 2002, the fair value of these short-term foreign currency forward contracts was recorded as an asset amounting to $54,000. At the same date the Company had in OCI recorded immaterial deferred gains relating to our foreign currency forward contracts. These gains are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial.

     Trade Receivables Securitization

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125.” The new standard carries forward some provisions of SFAS No. 125, but modifies the methods of accounting for securitizations and other transfers of financial assets and collateral, in addition to requiring additional disclosures. The Company adopted SFAS No. 140 in the first quarter of fiscal 2002. The adoption of SFAS No. 140 did not have a material impact on the financial position or results of operations of the Company.

     Asset Retirement Obligations

      In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The company will adopt SFAS No. 143 in fiscal 2004. The Company does not believe the adoption of SFAS No. 143 will have a material impact on the Company’s financial position or results of operations.

     Long-Lived Asset Impairment

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first quarter of fiscal year 2003. The Company does not believe the adoption of SFAS No. 144 will have a material impact on the Company’s financial position or results of operations.

3.     Supplemental Cash Flow Disclosures

      The following information relates to fiscal years ended March 31 (in thousands):

	2002	2001	2000

Cash paid for:
Interest	$120,399	$68,363	$78,293
Income taxes	22,157	15,312	12,927
Non-cash investing and financing activities:
Equipment acquired under capital lease obligations	3,921	10,318	50,897
Conversion of convertible notes to common stock	—	—	85,074
Issuance of ordinary shares for purchases of OEM assets	—	26,902	—
Issuance of ordinary shares for acquisitions of businesses	182,589	338,583	—

4.     Bank Borrowings and Long-Term Debt

      In June 2000, the Company issued approximately $645.0 million of senior subordinated notes, consisting of $500.0 million of 9.875% notes and €150.0 million of 9.75% notes. Interest is payable on July 1 and January 1 of each year, commencing January 1, 2001. The notes mature on July 1, 2010. The Company may redeem the notes on or after July 1, 2005. The approximate fair value of the 9.875% senior subordinated notes and the 9.75% euro senior subordinated notes based on broker trading prices was 105.5% and 107.25% of the face value on March 31, 2002, respectively.

      Additionally, the Company has $150.0 million in unsecured senior subordinated notes due in 2007 outstanding with an annual interest rate of 8.75%. Interest is payable on April 15 and October 15 of each year. The notes mature on October 15, 2007. The approximate fair value of the unsecured senior subordinated notes based on broker trading prices was 101.25% of the face value on March 31, 2002.

      The indentures relating to the notes contain certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in asset sales, and (iv) make distributions or pay dividends. The covenants are subject to a number of significant expectations and limitations. As of March 31, 2002, the Company was in compliance with its debt covenants.

      In March 2002, the Company replaced its existing credit facilities, with an $800.0 million Revolving Credit Facility (“Credit Facility”) with a syndicate of domestic and foreign banks. The Credit Facility consisted of two separate credit agreements, one providing for up to $400.0 million principal amount of revolving credit loans to the Company and designated subsidiaries (“Tranche A”) and one providing for up to $400.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company (“Tranche B”). Both Tranche A and Tranche B are split one-third to a 364-day and two-thirds to a three-year facility. Borrowings under the Credit Facility bear interest, at the Company’s option, at either: (i) the base rate (as defined in the Credit Facility); or (ii) the LIBOR rate (as defined in the Credit Facility) plus the applicable margin for LIBOR loans ranging between 0.875% and 2.25%, based on the company’s credit ratings and facility usage. The Company is required to pay a quarterly commitment fee ranging from 0.125% to 0.50% per annum, based on the Company’s credit ratings, of the unutilized portion of the Credit Facility.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Credit Facility is unsecured, and contains certain restrictions on the Company’s ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The Credit Facility also requires that the Company maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, and amortization), a minimum ratio of fixed charge coverage, and a minimum net worth, as defined, during the term of the Credit Facility. Borrowings under the Credit Facility are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2002, there were no borrowings outstanding under the Credit Facility and the Company was in compliance with its covenants.

      Certain subsidiaries of the Company have various lines of credit available with annual interest rates generally ranging from 2.13% to 9.0%. These lines of credit expire on various dates through 2003. The Company also has term loans with annual interest rates generally below 8.0% with terms of up to 15 years. These lines of credit and term loans are primarily secured by assignment of account receivables and assets.

      The Company has financed the purchase of certain facilities with mortgages. The mortgages generally have terms of up to 10 years and annual interest rates ranging from 2.0% to 9.0% and are secured by the underlying properties with a net book value of approximately $31.8 million at March 31, 2002.

      Bank borrowings and long-term debt was comprised of the following at March 31 (in thousands):

	2002	2001

Senior subordinated notes	$778,269	$779,596
Outstanding under lines of credit	194,609	219,579
Mortgages	15,554	43,340
Term loans and other debt	137,128	135,062

	1,125,560	1,177,577
Current portion	(282,478)	(298,052)

Non-current portion	$843,082	$879,525

      Maturities for the Company’s bank borrowings and other long-term debt are as follows for the years ending March 31 (in thousands):

2003	$282,478
2004	26,193
2005	15,635
2006	8,473
2007	4,592
Thereafter	788,189

$1,125,560

5.     Financial Instruments

      The value of the Company’s cash and cash equivalents, investments, accounts receivable and accounts payable carrying amount approximates fair value. The fair value of the Company’s long-term debt (see Note 4, “Bank Borrowings and Long-Term Debt”) is determined based on current broker trading prices. The Company’s cash equivalents are comprised of cash deposited in money market accounts, corporate debt securities and certificates of deposit (see Note 2, “Summary of Accounting Policies”). The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company enters into forward exchange contracts to hedge underlying transactional currency exposures and does not engage in foreign currency speculation. The credit risk of these forward contracts is minimal since the contracts are with large financial institutions. The Company hedges committed exposures and these forward contracts generally do not subject the Company to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged. The Company’s off-balance sheet financial instruments consisted of $200.4 million of aggregate foreign currency forward contracts outstanding at the end of fiscal year 2001. On April 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137 and No. 138, and as such all foreign currency forward contracts are reported on the balance sheet at fair value. The aggregate outstanding contracts at the end of fiscal year 2002 was $475.4 million. The majority of these foreign exchange contracts expire in less than one month, and almost all expire within three months. They will settle in Euro, British pound, Japanese yen, Norwegian kronor, Singapore dollar, Swedish kronor, Swiss franc and United States dollar.

6.     Commitments and Contingencies

      As of March 31, 2002 and 2001, the Company has financed a total of $81.0 million and $142.8 million, respectively, in machinery and equipment purchases with capital leases. Accumulated depreciation for property and equipment under capital leases totaled $36.8 million and $61.2 million at March 31, 2002 and 2001, respectively. These capital leases have interest rates ranging from 2.09% to 17.9%. The Company also leases certain of its facilities under non-cancelable operating leases. The capital and operating leases expire in various years through 2034 and require the following minimum lease payments for the years ended March 31 (in thousands):

	Capital	Operating

2003	$24,414	$107,966
2004	9,364	73,769
2005	2,079	40,955
2006	1,468	27,114
2007	207	21,057
Thereafter	1,409	108,366

Minimum lease payments	38,941	$379,227

Amount representing interest	(2,173)

Present value of minimum lease payments	36,768
Current portion	(16,557)

Capital lease obligations, net of current portion	$20,211

      Total rent expense was $93.0 million, $78.7 million, $50.7 million and for the years ended March 31, 2002, 2001 and 2000, respectively.

      Included in the above remaining operating lease payments are payments under two leases on properties located in Mexico and Texas in the amounts of $22.9 million and $39.4 million, respectively. Upon the expiration of these leases in 2006 and 2008, respectively, the Company may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. The Company also has the right to purchase the buildings at fair market value at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. The Company has provided a residual value guarantee, which means that if the building is sold to a third party, the Company is responsible for making up any shortfall between the actual sales price and the amount funded under the leases. The Company believes that the fair market value at March 31, 2002 exceeds the value of the residual guarantee.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In fiscal 2002, the Company entered into a receivables securitization agreement and sold a designated pool of qualified trade receivables to a third party qualified special purpose entity, which in turn sold an undivided ownership interest to a conduit, administrated by an unaffiliated financial institution. The agreement, which expires in March 2003, is subject to annual renewal and has a current maximum limit of $250.0 million. As of March 31, 2002, we received net cash proceeds of $105.3 million, which reflects the net accounts receivable sold from the start of the securitization agreement. The accounts receivable balances that were sold were removed from the consolidated balance sheet and the proceeds received from the sale are reflected as cash provided by operating activities in the consolidated statement of cash flows. The Company accounts for its sale of receivables to the qualified special purpose entity, as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

      The Company participates in the securitization agreement as an investor conduit. This is to allow the operating subsidiaries to receive full cash payment for sold receivables, less a deferred purchase price receivable, which amounted to $10.0 million on March 31, 2002, representing a reserve for potential credit losses, interest and fees. Depending on the collection performance of sold receivables, the Company’s portion of the total investment varies. On March 31, 2002, the Company’s investment was approximately $53.5 million, classified as Other Assets in the Company’s consolidated balance sheet.

      The Company will continue to service, administer and collect the receivables on the behalf of the limited purpose entity and receives a servicing fee approximately 1% of sold receivables per annum, which management has determined approximates market compensation for these services. The Company pays facility and commitment fees of up to 0.24% for unused amounts under the line and program fees of up to 0.34% of outstanding amounts.

      We are party to various legal proceedings that arise in the normal course of business. In the opinion of management, the ultimate disposition of these proceedings will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

7.     Income Taxes

      The domestic and foreign components of income (loss) before income taxes were comprised of the following for the years ended March 31 (in thousands):

	2002	2001	2000

Singapore	$146,820	$(269,771)	$32,377
Foreign	(389,422)	(282,533)	149,271

Total	$(242,602)	$(552,304)	$181,648

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for (benefit from) income taxes consisted of the following for the years ended March 31 (in thousands):

	2002	2001	2000

Current:
Singapore	$2,807	$6,607	$839
Foreign	22,760	27,170	35,406

	25,567	33,777	36,245

Deferred:
Singapore	1,913	(2,206)	2,870
Foreign	(116,334)	(137,856)	(16,035)

	(114,421)	(140,062)	(13,165)

Provision for (benefit from) income taxes	$(88,854)	$(106,285)	$23,080

      The Singapore statutory income tax rate was approximately 24.5% for each of the years in the two year period ended March 31, 2002 and 26.0% the period ended March 31, 2000. The reconciliation of the income tax expense (benefit) expected based on Singapore statutory income tax rates to the provision for income taxes included in the consolidated statements of operations for the years ended March 31 is as follows (in thousands):

	2002	2001	2000

Income taxes based on Singapore statutory rates	$(59,438)	$(135,315)	$47,133
Effect of tax rate differential	(131,261)	(138,105)	(41,984)
Goodwill and other intangibles amortization	3,091	15,568	4,334
Motorola unusual charge	—	70,201	—
Merger expenses	—	16,059	—
Change in valuation allowance	116,226	26,848	15,993
Other	(17,472)	38,459	(2,396)

Provision for (benefit from) income taxes	$(88,854)	$(106,285)	$23,080

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred income taxes are as follows as of March 31 (in thousands):

	2002	2001

Deferred tax liabilities:
Fixed assets	$(16,323)	$—
Intangible assets	—	(6,665)
Others	(3,555)	(803)

Total deferred tax liabilities	(19,878)	(7,468)

Deferred tax assets:
Fixed assets	—	15,855
Intangible assets	8,944	—
Deferred compensation	60,939	43,147
Provision for inventory obsolescence	37,792	35,760
Provision for doubtful accounts	10,963	8,782
Net operating loss and other carryforwards	508,626	145,274
Others	50,382	43,715

	677,646	292,533
Valuation allowances	(292,818)	(102,792)

Total deferred tax asset	$384,828	$189,741

Net deferred tax asset	$364,950	$182,273

The net deferred tax asset is classified as follows:
Current	$51,954	$42,595
Long-term	312,996	139,678

Total	$364,950	$182,273

      A deferred tax asset arises from available loss carryforwards and non-deductible accruals. The Company has total tax loss carryforwards of approximately $1.3 billion, a portion of which begin expiring in tax year 2010. The utilization of these tax loss deductions is limited to the future operations of the Company in the tax jurisdictions in which such loss deductions arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize the deferred tax asset benefit. The valuation allowance provides a reserve against deferred tax assets that may expire or go unutilized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. Approximately $20.0 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options which will be credited directly to stockholders’ equity and will not be available to benefit the income tax provision in any future period.

      The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.

      The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are not intended by management to be repatriated in the foreseeable future. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Shareholders’ Equity

     Secondary Offerings

      During fiscal 2002, 2001, and 2000, the Company completed various secondary offerings of its ordinary shares. The Company received net proceeds of approximately $503.8 million (20,000,000 ordinary shares sold) $1.4 billion (39,650,000 ordinary shares sold) and $1.2 billion (67,018,000 ordinary shares sold) in fiscal years 2002, 2001 and 2000, respectively.

     Stock Splits

      In fiscal 2001, the Company effected a 2:1 stock split. A distribution of 209,001,331 ordinary shares occurred on October 16, 2000. In fiscal 2000, the Company effected a 2:1 stock split, resulting in the distribution of 57,497,204 ordinary shares on December 22, 1999. Each of the stock splits was effected as a bonus issue (the Singapore equivalent of a stock dividend). The Company has accounted for these transactions as a stock split and all share and per share amounts have been retroactively restated to reflect all stock splits.

     Strategic Alliance

      In connection with the Company’s strategic alliance with Motorola Inc. (“Motorola”) in May 2000, Motorola paid $100.0 million for an equity instrument that entitled it to acquire 22,000,000 million Flextronics ordinary shares at any time through December 31, 2005 upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001.

      In June 2001, the Company entered into an agreement with Motorola under which it repurchased this equity instrument for $112.0 million. The fair value of the equity instrument on the date it was repurchased exceeded the amount paid to repurchase the equity instrument. Accordingly, the Company accounted for the repurchase of the equity instrument as a reduction to shareholders’ equity in the accompanying consolidated statement of shareholders’ equity.

     Stock-Based Compensation

      The Company’s 2001 Equity Incentive Plan (the “2001 Plan”) provides for grants of up to 7,000,000 stock options. Additionally, the remaining shares that are available under the Company’s 1993 Share Option Plan (the “1993 Plan”) and any shares issuable upon exercise of the options granted under the 1993 Plan that expire or become unexercisable for any reason without having been exercised in full, will be available for grant under the 2001 Plan. The adoption of the 2001 Plan mandated that no additional options be granted under the 1993 Plan. Any options outstanding under the 1993 Plan will remain outstanding until exercised or until they terminate or expire by their terms. The 2001 Plan contains two separate equity incentive programs including a discretionary option grant program and an automatic option grant program. The discretionary option grant program is administered by the Compensation Committee with respect to officers and directors and by the Chairman of the Company’s Board, with respect to all other employees.

      Options issued under the 2001 Plan and 1993 Plan generally vest over 4 years. Options granted under the 2001 Plan expire 10 years from the date of grant. Pursuant to an amendment to the provisions relating to the term of options provided under the 1993 Plan, options granted subsequent to October 1, 2000 expire 10 years from the date of grant, rather than the five-year term previously provided. The 2001 Plan and 1993 Plan provide for option grants at an exercise price equal to the fair market value per ordinary share on the option grant date.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s 1997, 1998 and 1999 Interim Option Plans provide for grants of up to 2,000,000, 3,144,000, and 5,200,000 stock options, respectively. These plans provide grants of non-statutory stock options to employees and other qualified individuals to purchase ordinary shares of the Company. Options under these plans cannot be granted to executive officers and directors. All Interim Option Plans have an exercise price of not less than 85% of the fair market value of the underlying stock on the date of grant. Options issued under these plans generally vest over 4 years and expire 5 years from the date of grant.

      The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) provides for issuance of up to 2,400,000 ordinary shares. The Purchase Plan was approved by the shareholders in October 1997. Under the Purchase Plan, employees may purchase, on a periodic basis, a limited number of ordinary shares through payroll deductions over a six-month period up to 10% of each participant’s compensation. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. The ordinary shares sold under this plan in fiscal 2002, 2001 and 2000, amounted to 767,301, 445,476 and 2,117,740, respectively. The weighted-average fair value of ordinary shares sold under this plan in fiscal 2002, 2001 and 2000 was $20.08, $20.00 and $7.74 per share, respectively.

      The following table gives information about equity awards under the Company’s 2001 Plan; 1993 Plan; 1997, 1998 and 1999 Interim Option Plans; and Purchase Plan.

	(a)	(b)	(c)
			Number of Ordinary Shares
			Remaining Available for
			Future Issuance Under
	Number of Ordinary	Weighted-Average	Equity Compensation
	Shares to be Issued	Exercise Price	Plans (Excluding Ordinary
	Upon Exercise of	of Outstanding	Shares Reflected
Plan Category	Outstanding Options	Options	in Column (a))

Equity compensation plans approved by shareholders	33,975,652	$17.84	6,691,359 (1)
Equity compensation plans not approved by shareholders(3)	3,547,859	$8.08	2,866,999 (2)

Total	37,543,511	$16.92	9,558,358

(1)	Of these shares, 6,060,736 shares remain available for grant under the 2001 Plan and 630,623 shares remain available for purchase under the Purchase Plan.

(2)	Of these shares, 2,197,165 shares remain available for grant under the 1999 Interim Option Plan, 177,470 shares remain available for grant under the 1998 Interim Option Plan and 492,364 shares remain available for grant under the 1997 Interim Option Plan.

(3)	The Company has certain option plans and the underlying options of companies, which the Company has merged with or acquired (the “Assumed Plans”). Total stock options assumed under these plans amounted to 8,097,628. These options have a weighted average exercise price of $6.12 per share. Options under the Assumed Plans have been converted into the Company’s options and adjusted to effect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Options under the Assumed Plans generally vest over 4 years and expire 10 years from the date of grant. No further awards will be made under the Assumed Plans. Statistics regarding the assumed options are not included in the above table.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the activity for options outstanding under all of the stock option plans as of March 31 (“Price” reflects the weighted average exercise price):

	2002		2001		2000

	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	47,235,431	$13.35	44,853,772	$7.46	39,283,808	$4.25
Granted	9,009,567	16.51	14,655,646	23.23	11,668,916	13.49
Exercised	(7,989,287)	5.43	(11,404,613)	5.54	(4,990,596)	3.57
Forfeited	(2,614,572)	18.86	(869,374)	23.98	(1,108,356)	6.30

Outstanding, end of year	45,641,139	$15.00	47,235,431	$13.35	44,853,772	$7.46

Exercisable, end of year	24,490,124		21,065,008		13,583,702

Weighted average fair value per option granted	$12.43		$12.60		$7.44

      The following table presents the composition of options outstanding and exercisable as of March 31, 2002 (“Price” and “Life” reflect the weighted average exercise price and weighted average contractual life unless otherwise noted):

	Options Outstanding		Options Exercisable
Range of
Exercise Prices	Amount	Price	Life	Amount	Price

$ 0.39 – $ 5.61	9,849,974	$3.73	2.90	9,432,591	$3.70
6.00 – 13.98	9,532,019	9.03	4.26	6,657,655	8.59
14.03 – 18.19	9,967,710	15.33	6.56	2,493,666	14.79
18.53 – 23.19	9,534,444	22.72	8.18	2,902,109	22.55
23.61 – 44.12	6,756,992	28.43	3.42	3,004,103	28.43

Total, March 31, 2002	45,641,139	$15.00	5.16	24,490,124	$11.43

      The Company has elected to follow APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock option plans and employee stock purchase plans and has adopted the disclosure provisions of SFAS No. 123 “Accounting for Stock Based Compensation.” Because the exercise price of the Company’s stock options has equaled the fair value of the underlying stock on the date of grant, no compensation expense has been recognized under APB Opinion No. 25. Had the compensation cost for the Company’s stock-based compensation plans been determined

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the fair values of these options, the Company’s fiscal 2002, 2001 and 2000 net income (loss) and earnings (loss) per share would have been adjusted to the proforma amounts indicated below:

	Years Ended March 31,

	2002	2001	2000

Net income (loss):
As reported	$(153,748)	$(446,019)	$158,568
Proforma	(220,925)	(596,494)	133,319
Basic earnings (loss) per share:
As reported	$(0.31)	$(1.01)	$0.44
Proforma	(0.45)	(1.35)	0.37
Diluted earnings (loss) per share:
As reported	$(0.31)	$(1.01)	$0.42
Proforma	(0.45)	(1.35)	0.35

      In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal 2002, 2001 and 2000 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Years Ended March 31,

	2002	2001	2000

Volatility	62%	62%	58%
Risk-free interest rate range	6.3%	6.3%	6.2%
Dividend yield	0%	0%	0%
Expected lives	9.6 yrs	3.6 yrs	3.5 yrs

      Because SFAS No. 123 is applicable only to awards granted subsequent to December 30, 1994, and due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net income (loss) and earnings (loss) per share disclosures may not reflect the associated fair value of the outstanding options.

9.     Unusual Charges

     Fiscal 2002

      The Company recognized unusual pre-tax charges of approximately $574.4 million during fiscal 2002, of which $530.0 million related to closures of several manufacturing facilities and $44.4 million was primarily for the impairment of investments in certain technology companies. As further discussed below, $464.4 million of the charges relating to facility closures have been classified as a component of Cost of Sales.

      Unusual charges recorded in fiscal 2002 by segments are as follows: Americas, $265.8 million; Asia, $70.7 million; Western Europe, $185.4 million; and Central Europe, $52.5 million.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the unusual charges recorded in fiscal 2002 are as follows (in thousands):

Facility closure costs:

Severance	$153,598	cash
Long-lived asset impairment	163,724	non-cash
Other exit costs	212,660	cash/non-cash

Total facility closure costs	529,982
Other unusual charges	44,444	cash/non-cash

Total Unusual Charges	574,426

Income tax benefit	(122,948)

Net Unusual Charges	$451,478

      In connection with the fiscal 2002 facility closures, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

      Of the total pre-tax facility closure costs recorded in fiscal 2002, $153.6 million related to employee termination costs, of which $118.4 million has been classified as a component of Cost of Sales. As a result of the various exit plans, the Company identified 13,391 employees to be involuntarily terminated related to the various facility closures. As of March 31, 2002, 7,444 employees had been terminated, and another 5,947 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations. During fiscal 2002, the Company paid employee termination costs of approximately $86.0 million, related to the fiscal 2002 restructuring activities. The remaining $67.6 million of employee termination costs was classified as accrued liabilities as of March 31, 2002 and is expected to be paid out within one year of the commitment dates of the respective exit plans.

      The unusual pre-tax charges recorded in fiscal 2002 included $163.7 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $232.6 million. This amount has been classified as a component of Cost of Sales during fiscal 2002. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For assets being held for use, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets consisted of machinery and equipment of $105.7 million and building and improvements of $58.0 million.

      The unusual pre-tax charges, also included approximately $212.7 million for other exit costs. Approximately $182.3 million of this amount has been classified as a component of Cost of Sales. Other exit costs included contractual obligations totaling $61.6 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $27.2 million, equipment lease terminations amounting to $13.2 million and payments to suppliers and third parties to terminate contractual agreements amounting to $21.2 million. The Company expects to make

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2007 and with respect to the other contractual obligations with suppliers and third parties through fiscal 2003. Other exit costs also included charges of $98.0 million relating to asset impairments resulting from customer contracts that were breached, when they were terminated by the Company, as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2002. Also included in other exit costs were charges amounting to $8.0 million for the incremental costs for warranty work incurred by the Company for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $8.2 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or return the facilities to its landlords. The remaining $36.9 million, primarily included incremental amounts of legal and environmental costs, and various government obligations payable by the Company as a direct result of its facility closures. The Company paid approximately $42.5 million of other exit costs in fiscal 2002, related to the fiscal 2002 facility closures. Additionally, approximately $111.5 million of non-cash charges were utilized during fiscal 2002. The remaining balance includes approximately $46.7 million, classified as accrued liabilities as of March 31, 2002, which will be substantially paid out within one year of the commitment dates of the respective exit plans; and certain long-term contractual obligations of approximately $12.0 million, classified as other long-term liabilities as of March 31, 2002.

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

      On May 30, 2000, the Company entered into a strategic alliance for product manufacturing with Motorola. In connection with this strategic alliance, Motorola paid $100.0 million for an equity instrument that entitled it to acquire 22,000,000 million Flextronics ordinary shares at any time through December 31, 2005, upon meeting targeted purchase levels or making additional payments to the Company. The issuance of this equity instrument resulted in a one-time non-cash charge equal to the excess of the fair value of the equity instrument issued over the $100.0 million proceeds received. As a result, the one-time non-cash charge amounted to approximately $286.5 million offset by a corresponding credit to additional paid-in capital in the first quarter of fiscal 2001. In June 2001, the Company entered into an agreement with Motorola under which the Company repurchased this equity instrument for $112.0 million.

      Unusual charges excluding the Motorola equity instrument by segments are as follows: Americas, $553.1 million; Asia, $86.5 million; Western Europe, $32.9 million; and Central Europe, $14.3 million. Unusual charges related to the Motorola equity instrument is not specific to a particular segment, and as such, has not been allocated to a particular geographic segment.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the unusual charges recorded in fiscal 2001 are as follows (in thousands):

	First	Second	Third	Fourth	Total Fiscal
	Quarter	Quarter	Quarter	Quarter	2001	Nature of
	Charges	Charges	Charges	Charges	Charges	Charges

Facility closure costs:
Severance	$62,487	$5,677	$3,606	$60,703	$132,473	cash
Long-lived asset impairment	46,646	14,373	16,469	155,046	232,534	non-cash
Other exit costs	24,201	5,650	19,703	160,368	209,922	cash/non-cash

Total facility closure costs	133,334	25,700	39,778	376,117	574,929
Direct transaction costs:
Professional fees	50,851	7,247	6,250	—	64,348	cash
Other costs	22,382	15,448	248	—	38,078	cash/non-cash

Total direct transaction costs	73,233	22,695	6,498	—	102,426

Motorola equity instrument	286,537	—	—	—	286,537	non-cash

Other unusual charges	—	—	—	9,450	9,450	non-cash

Total Unusual Charges	493,104	48,395	46,276	385,567	973,342

Income tax benefit	(30,000)	(6,000)	(6,500)	(110,000)	(152,500)

Net Unusual Charges	$463,104	$42,395	$39,776	$275,567	$820,842

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

      Of the total pre-tax facility closure costs recorded in fiscal 2001, $132.5 million related to employee termination costs, of which $68.1 million has been classified as a component of Cost of Sales. As a result of the various exit plans, we identified 11,269 employees to be involuntarily terminated related to the various mergers and facility closures. As of March 31, 2002, substantially all the employees have been terminated. The remaining headcount are working to finalize our exit plans and will be terminated by the end of the first quarter of fiscal 2003. During fiscal 2002, the Company paid employee termination costs of approximately $47.4 million. The remaining $24.3 million of employee termination costs was classified as accrued liabilities as of March 31, 2002 and is expected to be paid by the end of the first quarter of fiscal 2003, except for certain long-term contractual obligations, which will be completed by the end of fiscal 2005.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The unusual pre-tax charges recorded in fiscal 2001 also included approximately $209.9 million for other exit costs, which have been classified as a component of Cost of Sales. Other exit costs included contractual obligations totaling $85.4 million, which were incurred directly as a result of the various exit plans. These contractual obligations consisted of facility lease terminations amounting to $26.5 million, equipment lease terminations amounting to $31.4 million and payments to suppliers and other third parties to terminate contractual agreements amounting to $27.5 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2006. All payments with respect to the other contractual obligations with suppliers and other third parties were paid in fiscal 2002. Other exit costs also included charges of $77.0 million relating to asset impairments resulting from customer contracts that were breached, when they were terminated by the Company, as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2001. Also included in other exit costs were charges amounting to $16.1 million for the incremental costs for warranty work incurred by us for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $11.6 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or return the facilities to its landlords. The remaining $19.8 million of other exit costs recorded were primarily associated with incremental amounts of legal and environmental costs, incurred directly as a result of the various exit plans and facility closures. During fiscal 2002, the Company paid other exit costs of approximately $81.4 million. Additionally, approximately $3.9 million of other exit costs were non-cash charges utilized during fiscal 2002. The remaining $10.0 million of other exit costs was classified as accrued liabilities as of March 31, 2002 and is expected to be paid out within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations, as discussed above.

      The direct transaction costs recorded in fiscal 2001 included approximately $64.3 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the merger transactions. Other direct transaction costs which totaled approximately $38.1 million were mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation and benefit-related expenses. Approximately $28.2 million of the direct transaction costs were non-cash charges utilized during fiscal 2001. During fiscal 2002, the Company paid approximately $2.7 million of direct transaction costs. The remaining $0.6 million of direct transaction costs was classified in accrued liabilities as of March 31, 2002 and is expected to be substantially paid out in the first quarter of fiscal 2003.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the balance of the facility closure costs as of March 31, 2002 and the type and amount of closure costs provisioned for and utilized during fiscal 2001 and 2002.

		Long-Lived
		Asset	Other Exit
	Severance	Impairment	Costs	Total

Balance at March 31, 2000	$—	$—	$—	$—
Activities during the year:
Provision	132,473	232,534	219,372	584,379
Cash charges	(60,739)	—	(23,116)	(83,855)
Non-cash charges	—	(232,534)	(100,913)	(333,447)

Balance at March 31, 2001	71,734	—	95,343	167,077
Activities during the year:
Provision	153,598	163,724	212,660	529,982
Cash charges	(133,453)	—	(123,902)	(257,355)
Non-cash charges	—	(163,724)	(115,433)	(279,157)

Balances at March 31, 2002	$91,879	$—	$68,668	$160,547

Less: current portion	87,896	—	56,707	144,603

Accrued facility closure costs net of current portion	$3,983	$—	$11,961	$15,944

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

10.     Related Party Transactions

      The Company has loaned approximately $8.6 million to various executive officers of the Company. Each loan is evidenced by a promissory note in favor of the Company and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 2.48% to 7.25%. The remaining outstanding balance of the loans, including accrued interest, as of March 31, 2002 was approximately $8.7 million.

      Additionally, in connection with an investment partnership, one of the Company’s subsidiaries has entered into loans with various officers of the Company. The only members of the partnership are the various officers of the Company. Each loan is evidenced by a full recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.72% to 6.09%. The remaining balance of the loans, including accrued interest, as of March 31, 2002 was approximately $10.3 million.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Business Combinations and Purchases of Assets

     Fiscal 2002

     Business Acquisitions and Purchases of Assets

      In April 2001, the Company entered into a definitive agreement with Ericsson to provide a substantial portion of Ericsson’s mobile phone production and distribution requirements. The Company assumed responsibility for product assembly, new product prototyping, supply chain management and logistics management in which we process customer orders from Ericsson and configure and ship products to Ericsson’s customers. In connection with this relationship, the Company employed the existing workforce for certain operations, and purchased from Ericsson certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value of approximately $363.9 million. This acquisition was accounted for as a purchase of assets.

      In July 2001, the Company acquired Alcatel SA’s (“Alcatel”) manufacturing facility and related assets located in Laval, France. The acquisition was accounted for as a purchase of assets. In connection with this acquisition, the Company entered into a long-term supply agreement with Alcatel to provide printed circuit board assembly, final systems assembly and various engineering support services. The Company purchased from Alcatel certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value of approximately $32.4 million.

      In October 2001, the Company announced a manufacturing agreement with Xerox Corporation (“Xerox”). The Company acquired Xerox’s manufacturing business operations in Aguascalientes, Mexico; Penang, Malaysia; Resende, Brazil; Toronto, Canada and Venray; Netherlands. The Company has purchased certain assets totaling $165.1 million in fiscal 2002 and estimates an additional $30.0 million of assets to be purchased in the first quarter of fiscal 2003. Additionally, the Company entered into a five-year agreement for the manufacture of certain Xerox office equipment and components.

      In December 2001, the Company completed its acquisition of 91% of The Orbiant Group (“Orbiant”) from Telia, Sweden’s largest telecommunications network provider. Orbiant is a provider of services focusing on the design, operation, maintenance and management of telecommunications networks. The cash purchase price, net of cash acquired, amounted to approximately $80.6 million.

      During fiscal 2002, the Company completed certain other business acquisitions that were immaterial to the Company’s results from operations and financial position. The aggregate cash purchase price for these acquisition, net of cash acquired, amounted to approximately $68.8 million. Additionally, approximately 7.3 million ordinary shares were issued for the acquisitions, which equated to approximately $163.4 million of purchase price. The fair value of the ordinary shares issued was determined based on the quoted market prices of the Company’s ordinary shares for a reasonable period, generally three days, before and after the date the terms of the acquisitions were agreed and announced. The aggregate purchase price paid for these business acquisitions was allocated to the net assets acquired based on their estimated fair values at the dates of the acquisitions.

      The costs of the fiscal 2002 acquisitions, including estimated acquisition closing costs, have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 2004. The contingent consideration has not been recorded as purchase price, pending the outcome of the contingency. Goodwill and intangibles resulting from these acquisitions amounted to approximately $548.8 million. The respective intangibles associated with these acquisitions are amortized over various years, none of which exceed ten years. Also, during the current fiscal year, the Company increased goodwill in the amount of approximately $34.2 million

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for contingent purchase price adjustments and other adjustments for historical acquisitions, which included the issuance of approximately 0.6 million ordinary shares.

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

     Fiscal 2001

     Pooling of Interests Mergers

      In fiscal 2001, Flextronics acquired 100% of the outstanding shares of The DII Group, Inc. (“DII”), Lightning Metal Specialties and related entities (“Lightning”), Chatham Technologies, Inc. (“Chatham”), Palo Alto Products International Pte. Ltd. (“Palo Alto Products International”) and JIT Holdings Ltd. (“JIT”). These acquisitions were accounted for as pooling of interests and the consolidated financial statements have been prepared to give retroactive effect to the mergers.

      DII is a leading provider of electronics manufacturing and design services. As a result of the merger, in April 2000, the Company issued approximately 120.8 million ordinary shares for all of the outstanding shares of DII common stock, based upon the exchange ratio of 3.22 Flextronics ordinary shares for each share of DII common stock.

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

      DII and Lightning operated under a calendar year end prior to merging with Flextronics and, accordingly, their respective balance sheets, statements of operations, shareholders’ equity and cash flows as of December 31, 1999 and for each of the two years ended December 31, 1999 have been combined with the Company’s consolidated financial statements as of March 31, 2000 and for each of the two fiscal years ended March 31, 2000. Chatham operated under a fiscal year which ended on the Saturday closest to September 30 prior to merging with Flextronics and, accordingly, Chatham’s balance sheets, statements of operations, shareholders’ equity and cash flows as of September 24, 1999 and for each of the two years ended September 24, 1999 have been combined with the Company’s consolidated financial statements as of March 31, 2000 and for each of the two fiscal years ended March 31, 2000.

      Starting in fiscal 2001, DII, Lightning and Chatham changed their respective year-ends to conform to the Company’s March 31 year-end. Accordingly, DII’s and Lightning’s operations for the three months ended March 31, 2000, and Chatham’s operations for the six months ended March 31, 2000, have been excluded from the consolidated results of operations for fiscal 2001 and reported as an adjustment to retained earnings. Total net sales, gross profit, selling, general and administrative expenses, operating loss and total net loss related to the omitted periods amounted to approximately $898.3 million, $50.0 million, $66.6 million, $33.0 million and $58.3 million, respectively. During the omitted periods, total cash flows used in operating and investing activities amounted to approximately $24.9 million and $28 million, respectively, and financing activities provided approximately $20.2 million.

      The net loss of $58.3 million for the omitted period consisted primarily of the net losses of DII and Chatham, with each company representing about half of the net loss for the omitted period. With respect to

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chatham, the net loss for that acquired company was relatively consistent both before and during the omitted period. In the case of DII, the results for that acquired company during the omitted period was adversely effected by the uncertainties created by the merger with the Company, which closed April 3, 2000. DII experienced several customer cancellations during the omitted period due to customer concerns over the merger and resulting supplier concentration issues. DII also experienced lower employee productivity during the omitted period due to the uncertainty over anticipated employee terminations as a result of the merger. The net loss for Chatham and DII in the omitted period prompted the Company to develop formal plans to exit certain activities, close certain facilities and involuntarily terminate employees in the periods following the acquisitions of each company, which resulted in the unusual charges recorded in fiscal 2001. See Note 9, “Unusual Charges” for further discussion.

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

      Palo Alto Products International and JIT operated under the same fiscal year end as Flextronics, and accordingly, their respective balance sheets, statements of operations, shareholders’ equity and cash flows have been combined with the Company’s consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000.

      The Company also completed several other immaterial pooling of interests transactions. In connection with these mergers, the Company issued approximately 0.7 million ordinary shares. The historical operations of these entities were not material to the Company’s consolidated operations on either an individual or an aggregate basis; therefore, prior period statements have not been restated for these acquisitions.

     Business Acquisitions

      In fiscal 2001, the Company completed several immaterial business acquisitions. These transactions have been accounted for under the purchase method of accounting and accordingly, the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of the acquired operations were not material to the Company’s consolidated financial statements. In connection with these business acquisitions, the Company paid total cash consideration of approximately $146.4 million, net of cash acquired, and issued approximately 9.8 million ordinary shares, which equated to approximately $338.6 million of purchase price. The fair value of the ordinary shares issued were determined based on the quoted market prices of the Company’s ordinary shares for a reasonable period, generally three days, before and after the date the terms of the acquisitions were agreed to and announced.

      The aggregate purchase price paid for these business acquisitions was allocated to the net assets acquired based on their estimated fair values at the dates of the acquisitions. The purchase price for certain acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 2003. The contingent consideration has not been recorded as purchase price, pending the outcome of the contingency. The fair value of the net liabilities acquired, amounted to approximately $117.3 million, including estimated acquisition costs. The costs of acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. Goodwill and intangibles resulting from these acquisitions amounted to approximately $602.3 million. The respective intangibles associated with these acquisitions are amortized over various years, none of which exceed ten years. Also, the Company increased goodwill in the amount of approximately $12.5 million for contingent purchase price adjustments for historical acquisitions.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fiscal 2000

     Pooling of Interests Merger

      In fiscal 2000, the Company acquired 100% of the outstanding shares of Kyrel Ems Oyj (“Kyrel”) and PCB Assembly, Inc. (“PCB”). These acquisitions were accounted for as pooling of interests and the consolidated financial statements have been prepared to give retroactive effect to the mergers.

      Kyrel is an electronics manufacturing services provider with operations in Finland and France. As a result of the merger, the Company issued approximately 7.3 million ordinary shares in exchange for all the outstanding Kyrel shares. Kyrel operated under a calendar year end, prior to merging with Flextronics, and accordingly, Kyrel’s balance sheets, statements of operations, shareholders’ equity and cash flows as of December 31, 1997 and 1998 and for each of the three years ended December 31, 1998 have been combined with the Company’s consolidated financial statements as of March 31, 1998 and 1999 and for each of the three fiscal years ended March 31, 1999. In fiscal 2000, Kyrel’s fiscal year end was changed to conform to the Company’s fiscal year end. Accordingly, Kyrel’s operations for the three months ended March 31, 1999, have been excluded from the consolidated results of operations for fiscal 2000 and have been reported as an adjustment to retained earnings in the first quarter of fiscal 2000.

      PCB is an electronics manufacturing service provider based in the United States. As a result of the merger, the Company issued approximately 2.2 million ordinary shares in exchange for all the outstanding PCB shares, of which approximately 0.2 million ordinary shares are to be issued upon resolution of certain general and specific contingencies. PCB operated under the same fiscal year end as the Company and, accordingly, their respective balance sheets, statements of operations, shareholders’ equity and cash flows have been combined with Flextronics’ consolidated financial statements as of March 31, 1999 and 2000 and for each of the three fiscal years ended March 31, 2000.

      The Company also completed several other immaterial pooling of interests transactions in fiscal 2000. In connection with these mergers, the Company issued 1.8 million ordinary shares. The historical operations of these entities were not material to the Company’s consolidated operations on either an individual or an aggregate basis; therefore, prior period statements have not been restated for these acquisitions.

     Business Acquisitions

      In fiscal 2000, the Company acquired several immaterial businesses and made a payment of an earn-out arrangement to the former owners of Great Sino Electronics Technology (a company acquired by DII in August 1998, as further discussed below). These transactions have been accounted for under the purchase method of accounting and accordingly, the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of the acquired operations were not material to the Company’s consolidated financial statements. In connection with these business acquisitions, the Company paid total cash consideration of approximately $51.6 million, net of cash acquired.

      The aggregate purchase price paid for these business acquisitions was allocated to the net assets acquired based on their estimated fair values at the dates of the acquisitions. The fair value of the net assets acquired amounted to approximately $17.9 million, including estimated acquisition costs. The costs of acquisitions have been allocated on the basis of estimated fair values of assets acquired and liabilities assumed. Goodwill and intangibles resulting from these acquisitions amounted to approximately $33.7 million. The respective intangibles associated with these acquisitions are amortized over ten years. Also, the Company increased goodwill in the amount of approximately $34.1 million for contingent purchase price adjustments for historical acquisitions during fiscal 2000.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Segment Reporting

      The Company operates and is managed internally by four geographic business segments. The operating segments include Asia, Americas, Western Europe and Central Europe. Each operating segment has a regional president that reports to the Company’s Chairman and Chief Executive Officer, who is the chief decision maker. Revenues are generally attributable to the country in which the product is manufactured.

      Information about segments for the years ended March 31 is as follows (in thousands):

	2002	2001	2000

Net Sales:
Asia	$3,374,749	$2,467,629	$1,588,665
Americas	4,155,750	5,466,547	2,936,441
Western Europe	3,271,961	2,356,281	1,391,965
Central Europe	3,011,623	2,147,788	1,132,242
Intercompany eliminations	(709,236)	(328,546)	(90,191)

	$13,104,847	$12,109,699	$6,959,122

Income (Loss) before Income Taxes:
Asia	$103,722	$13,611	$102,541
Americas	(152,458)	(319,420)	(4,149)
Western Europe	(137,457)	7,740	23,833
Central Europe	(5,173)	33,333	44,107
Intercompany eliminations, corporate allocations and Motorola one-time non-cash charge (see Note 9)	(51,236)	(287,568)	15,316

	$(242,602)	$(552,304)	$181,648

Long-Lived Assets:
Asia	$584,470	$503,094	$449,824
Americas	717,898	636,399	712,215
Western Europe	397,020	371,064	275,935
Central Europe	333,107	317,884	171,165

	$2,032,495	$1,828,441	$1,609,139

Depreciation and Amortization:*
Asia	$71,906	$54,038	$39,889
Americas	107,515	126,012	86,967
Western Europe	84,739	56,667	42,534
Central Europe	55,747	49,734	18,207

	$319,907	$286,451	$187,597

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

Capital Expenditures:
Asia	$109,623	$178,557	$155,243
Americas	126,761	284,340	214,224
Western Europe	63,703	125,072	52,396
Central Europe	67,160	193,252	83,570

	$367,247	$781,221	$505,433

*	Excludes unusual charges related to property, plant and equipment and goodwill impairment charges of $163,724 and $232,534 in fiscal 2002 and fiscal 2001, respectively. See Note 9, “Unusual Charges,” for additional information regarding unusual charges.

      For purposes of the preceding tables, “Asia” includes China, India, Malaysia, Singapore, Taiwan and Thailand, “Americas” includes Brazil, Canada, Mexico and the U.S., “Western Europe” includes Denmark, Finland, France, Germany, Netherlands, Norway, Poland, Spain, Sweden, Switzerland and the United Kingdom and “Central Europe” includes Austria, the Czech Republic, Hungary, Ireland, Israel, Italy and Scotland.

      Geographic revenue transfers are based on selling prices to unaffiliated companies, less discounts.

      During fiscal 2002, Hungary, Malaysia, Mexico and Sweden accounted for approximately 12%, 18%, 16% and 11% of net sales, respectively. No other foreign country accounted for more than 10% of net sales in fiscal 2002. China accounted for approximately 16% of long-lived assets at March 31, 2002. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2002.

      During fiscal 2001, China accounted for over 10% of net sales. No other foreign country accounted for more than 10% of net sales in fiscal 2001. China and Hungary accounted for approximately 17% and 11% of long-lived assets at March 31, 2001, respectively. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2001.

      During fiscal 2000, China, Hungary and Sweden accounted for approximately 11%, 12% and 12% of net sales, respectively. No other foreign country accounted for more than 10% of net sales in fiscal 2000. China accounted for approximately 24% of long-lived assets at March 31, 2000. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2000.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Quarterly Financial Data (Unaudited)

      The following table contains selected unaudited quarterly financial data for fiscal years 2002 and 2001:

	Fiscal Year Ended March 31, 2002				Fiscal Year Ended March 31, 2001

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Net sales	$3,110,598	$3,244,918	$3,453,039	$3,296,292	$2,676,974	$3,078,998	$3,239,293	$3,114,434
Cost of sales	2,878,803	3,036,169	3,226,461	3,083,536	2,470,408	2,829,406	2,964,034	2,864,048
Unusual charges	—	439,448	—	24,943	83,721	24,268	38,550	363,956

Gross profit (loss)	231,795	(230,699)	226,578	187,813	122,845	225,324	236,709	(113,570)
Selling, general and administrative	108,816	105,488	109,341	119,941	94,918	107,931	113,736	113,524
Goodwill and other intangibles amortization	2,256	3,802	3,053	3,504	9,370	12,505	15,141	26,525
Unusual charges	—	76,647	—	33,388	409,383	24,127	7,726	21,611
Interest and other expense (income), net	22,366	22,184	22,746	24,557	(4,199)	22,359	22,092	26,863

Income (loss) before income taxes	98,357	(438,820)	91,438	6,423	(386,627)	58,402	78,014	(302,093)
Provision for (benefit from) income taxes	10,029	(109,015)	9,449	683	(16,065)	8,475	10,232	(108,927)

Net income (loss)	$88,328	$(329,805)	$81,989	$5,740	$(370,562)	$49,927	$67,782	$(193,166)

Diluted earnings (loss) per share	$0.17	$(0.69)	$0.16	$0.01	$(0.88)	$0.10	$0.14	$(0.41)

Shares used in computing diluted per share amounts	511,987	481,381	507,942	526,797	418,857	480,801	478,657	468,069

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The names, ages and positions of our directors and officers as of May 1, 2002 are as follows:

Name	Age	Position

Michael E. Marks	51	Chairman of the Board and Chief Executive Officer
Robert R. B. Dykes	52	President, Systems Group and Chief Financial Officer
Ronny Nilsson	53	President, Flextronics Network Services
Michael McNamara	45	Chief Operating Officer
Ash Bhardwaj	38	President, Asia Pacific Operations and Senior Vice President of Strategic Accounts
Humphrey Porter	54	President, Flextronics Europe
Steven C. Schlepp	45	President, Multek
Ronald R. Snyder	45	President, Flextronics Design Services
Thomas J. Smach	41	Vice President of Finance
Michael J. Moritz	47	Director
Richard L. Sharp	55	Director
Patrick Foley	70	Director
Chuen Fah Alain Ahkong	53	Director
Goh Thiam Poh Tommie	55	Director

      Michael Marks. Mr. Marks has served as our Chief Executive Officer since January 1994. He has served as a member of our Board of Directors since December 1991 and as Chairman of our Board since July 1993. He received a B.A. and M.A. from Oberlin College and a M.B.A. from Harvard Business School.

      Robert Dykes. Mr. Dykes has served as our President, Systems Group since February 1999 and our Chief Financial Officer since February 1997. In addition, he served as our Senior Vice President of Finance and Administration from February 1997 to April 1999, and as a member of our Board of Directors from January 1994 to August 1997. Prior to joining Flextronics, Mr. Dykes was Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation, an application and system software products company, from 1988 to February 1997. He received a Bachelor of Commerce and Administration from Victoria University in Wellington, New Zealand.

      Ronny Nilsson. Mr. Nilsson has served as our President, Flextronics Network Services since January 2002. Prior to his promotion, Mr. Nilsson served as our President, Western Europe Operations from April 1997 to December 2001. From May 1995 to April 1997, he was Vice President and General Manager, Supply and Distribution and Vice President, Procurement, of Ericsson Business Networks. Mr. Nilsson received a certificate in Mechanical Engineering from the Lars Kagg School in Kalmar, Sweden and certificates from the Swedish Management Institute and the Ericsson Management Program.

      Michael McNamara. Mr. McNamara has served as our Chief Operating Officer since January 2002. Prior to his promotion, Mr. McNamara served as our President, Americas Operations from April 1997 to December 2001, and as our Vice President, North American Operations from April 1994 to April 1997. Mr. McNamara also serves on the Board of Directors of TheraSense. Mr. McNamara received a B.S. from the University of Cincinnati and an M.B.A. from Santa Clara University.

      Ash Bhardwaj. Mr. Bhardwaj has served in various positions since joining us in 1988. He has served as our Senior Vice President of Strategic Accounts since January 2002 and as our President, Asia Pacific since April 1999. He served as our Vice President for the China region from April 1997 to March 1999 and General Manager for the Flextronics plant in Shekou, China from 1988 to February 1999. Mr. Bhardwaj has a degree in Electrical Engineering from Thapar Institute of Engineering and Technology in India and earned an M.B.A. from the Southeastern Louisiana University, Hammond, LA.

      Humphrey W. Porter. Mr. Porter has served as our President, Flextronics Europe since January 2002. Prior to his promotion, Mr. Porter served as our President, Central/ Eastern Europe Operations from October 1997 to January 2002. From May 1995 until our acquisition of Neutronics Electronic Industries A.G. in October 1997, he served as Chief Executive Officer of Neutronics. He received a B.S.c. (Hons) C. Eng. M.I. Prod.E. degree from Trent University.

      Steven C. Schlepp. Mr. Schlepp has served as President of Multek since April 2000, following our acquisition of DII. From June 1996 to April 2000, he served as Senior Vice President of DII and President of Multilayer Technology, Inc.

      Ron Snyder. Mr. Snyder has served as our President, Flextronics Design Services since January 2002. Prior to his promotion, Mr. Snyder served as our President, Flextronics Semiconductor from April 2000, following our acquisition of DII to December 2001. From May 1998 to April 2000, he served as Senior Vice President of DII and President of DII Semiconductor. From March 1994 to May 1998, he served as Senior Vice President, Sales and Marketing and Corporate Development of DII. Mr. Snyder received a B.S. in Accounting and Finance from the University of Colorado.

      Thomas J. Smach. Mr. Smach has served as our Vice President of Finance since April 2000, following our acquisition of DII. From August 1997 to April 2000, he served as the Senior Vice President, Chief Financial Officer and Treasurer of DII and from March 1994 to August 1997 as Corporate Controller and Vice President. Mr. Smach received his B.Sc. in Accounting from State University of New York at Binghamton.

      Michael J. Moritz. Mr. Moritz has served as a member of our Board of Directors since July 1993. Since 1988, he has been a General Partner of Sequoia Capital, a venture capital firm. Mr. Moritz also serves as a director of Yahoo! Inc., PayPal Inc., Saba Software and several privately-held companies.

      Richard L. Sharp. Mr. Sharp has served as a member of our Board of Directors since July 1993. He is Chairman of the Board of Circuit City Stores, Inc., a consumer electronics and appliance retailer. Mr. Sharp joined Circuit City as an Executive Vice President in 1982. He was President from 1984 to 1997, and Chief Executive Officer from 1986 to 2000 and became Chairman of the Board in 1994.

      Patrick Foley. Mr. Foley has served as a member of our Board of Directors since October 1997. Mr. Foley served in various positions with DHL Corporation, Inc. and its major subsidiary, DHL Airways, Inc., a global document, package and airfreight delivery company from September 1988 to 2001, most recently as its Chairman, President and Chief Executive Officer. He also serves as a director of Continental Airlines, Inc., Del Monte Corporation, Foundation Health Systems, Inc., Glenborough Realty Trust, Inc.

      Chuen Fah Alain Ahkong. Mr. Ahkong has served as a member of our Board of Directors since October 1997. He is a founder of Pioneer Management Services Pte. Ltd., a Singapore-based consultancy firm, and has been the Managing Director of Pioneer since 1990.

      Goh Thiam Poh Tommie. Mr. Goh has been a member of our Board of Directors since December 2000. He founded JIT Electronics Pte Ltd in 1988. We acquired JIT in November 2000.

Item 11.     Executive Compensation

      Information with respect to this item may be found in the section captioned “Executive Compensation” appearing in our definitive proxy statement to be delivered to shareholders in connection with our 2002 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information with respect to this item may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in our definitive proxy statement to be delivered to shareholders in connection with our 2002 Annual General Meeting of Shareholders. Such information is incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

      Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in our definitive proxy statement to be delivered to shareholders in connection with our 2002 Annual General Meeting of Shareholders. Such information is incorporated by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents to be filed as part of this annual report on Form 10-K:

1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules. The following financial statement schedule is filed as part of this report and should be read together with our financial statements:

Schedule II — Valuation and qualifying accounts

3.	Exhibits. The following exhibits are filed with this annual report on Form 10-K:

		Incorporated By Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Exchange Agreement dated as of June 11, 1999 among the Registrant, Flextronics Holding Finland Oyj, Kyrel EMS Oyj and Seppo Parhankangas	10-K	000-23345	06-29-99	2.3
2.02	Agreement and Plan of Merger dated November 22, 1999 among the Registrant, Slalom Acquisition Corp. and The DII Group, Inc.*	8-K	000-23354	12-06-99	2.1
2.03	Agreement and Plan of Reorganization dated July 31, 2000 among the Registrant, Chatham Acquisition Corporation, and Chatham Technologies, Inc.*	8-K	000-23354	09-15-00	2.01
2.04	Merger Agreement dated August 10, 2000 among the Registrant, JIT Holdings Limited, Goh Thiam Poh Tommie and Goh Mui Teck William, as amended.*	S-3	333-46770	09-27-00	2.4
2.05	Agreement and Plan of Reorganization dated August 31, 2000 among the Registrant, Lightning Metal Acquisition Corp., Coating Acquisition Corp., Lightning Tool Acquisition Corp., Lightning Metal Specialties, Incorporated, Coating Technologies, Inc., Lightning Tool and Design, Inc., Lightning Metal Specialties E.M.F., Ltd., Lightning Manufacturing Solutions-Europe, Ltd., Lightning Manufacturing Solutions Texas, L.L.C., Lightning Logistics, L.L.C., Papason, L.L.C., 200 Scott Street, L.L.C., 80 Scott Street, L.L.C., 230 Scott Street, L.L.C., 1350 Lively Blvd, L.L.C., D.A.D. Partnership, S.O.N. Partnership, S.O.N. II Partnership, and shareholders and members of such companies.*	S-3	333-46200	09-20-00	2.4
2.06	Exchange Agreement dated January 14, 2000, among the Registrant, Palo Alto Products International Pte. Ltd., and the shareholders of Palo Alto Products International Pte. Ltd., Palo Alto Manufacturing (Thailand) Ltd., and Palo Alto Plastic (Thailand) Ltd.	10-K	000-23354	06-29-01	2.06
3.01	Memorandum and New Articles of Association of the Registrant	10-Q	000-23354	02-09-01	3.1
4.01	Indenture dated as of October 15, 1997 between Registrant and State Street Bank and Trust Company of California, N.A., as trustee	8-K	000-23354	10-22-97	10.1

		Incorporated By Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.02	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and Chase Manhattan Bank and Trust Company, N.A., as trustee	10-Q	000-23354	08-14-00	4.1
4.03	Euro Indenture dated as of June 29, 2000 between Registrant and Chase Manhattan Bank and Trust Company, N.A., as trustee	10-Q	000-23354	08-14-00	4.2
4.04	Credit Agreement dated as of March 8, 2002 among Flextronics International Ltd., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit.*					X
4.05	Credit Agreement dated as of March 8, 2002 among Flextronics International USA, Inc., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit.*					X
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers	S-1	33-74622		10.01
10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.03	Registrant’s 1997 Employee Share Purchase Plan.†	S-8	333-95189	01-21-00	4.3
10.04	Registrant’s 2001 Equity Incentive Plan.†	S-8	333-75526	12-19-01	4.9
10.05	Flextronics U.S.A. 401(k) plan.†	S-1	33-74622		10.52
10.06	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 - I	10-K	000-23354	06-29-01	10.08
10.07	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 - II	10-K	000-23354	06-29-01	10.09
10.8	Deed of Noncompetition dated November 30, 2000 among JIT Holdings Limited and Goh Thiam Poh Tommie.†	10-K	000-23354	06-29-01	10.10
21.01	Subsidiaries of Registrant					X
23.01	Consent of Arthur Andersen LLP					X
23.02	Consent of Deloitte & Touche LLP					X
99.01	Letter from the Registrant to the Securities and Exchange Commission regarding Arthur Andersen LLP					X

*	Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

†	Management contract, compensatory plan or arrangement.

      (b) Reports on Form 8-K:

On January 11, 2002, we filed a current report on Form 8-K relating to our underwritten public offering of 20,000,000 of our ordinary shares, all of which were sold by us, at a public offering price of $25.96 per share. The underwriting agreement, an opinion of Allen & Gledhill and the related press release were filed as exhibits this report.

SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.

By:	/s/ MICHAEL E. MARKS

Michael E. Marks
Chairman of the Board and
Chief Executive Officer

Date: May 3, 2002

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

Signature	Title	Date

/s/ MICHAEL E. MARKS Michael E. Marks	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 3, 2002

/s/ ROBERT R.B. DYKES Robert R.B. Dykes	President, Systems Group and Chief Financial Officer (Principal Financial Officer)	May 3, 2002

/s/ THOMAS J. SMACH Thomas J. Smach	Vice President, Finance (Principal Accounting Officer)	May 3, 2002

/s/ MICHAEL J. MORITZ Michael J. Moritz	Director	May 3, 2002

/s/ RICHARD L. SHARP Richard L. Sharp	Director	May 3, 2002

/s/ PATRICK FOLEY Patrick Foley	Director	May 3, 2002

Signature	Title	Date

/s/ CHUEN FAH ALAIN AHKONG Chuen Fah Alain Ahkong	Director	May 3, 2002

/s/ GOH THIAM POH TOMMIE Goh Thiam Poh Tommie	Director	May 3, 2002

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Years Ended March 31, 2002, 2001 and 2000

		Additions

	Balance at		Charged to		Balance
	Beginning	Effect of	Costs and	Deductions/	at End
	of Year	Acquisitions	Expenses	Write-offs	of Year

	(in thousands)
Allowance for doubtful accounts:
Year ended March 31, 2000	$16,939	$1,123	$12,534	$(5,639)	$24,957
Year ended March 31, 2001	24,957	10,293	9,429	(260)	44,419
Year ended March 31, 2002	44,419	5,935	3,664	(12,369)	41,649
Accrual for unusual charges:
Year ended March 31, 2000	6,554	—	—	(5,623)	931
Year ended March 31, 2001	931	—	686,805	(517,352)	170,384
Year ended March 31, 2002	170,384	—	574,426	(583,663)	161,147
Reserve for inventory obsolescence:
Year ended March 31, 2000	29,812	3,046	32,345	(3,411)	61,792
Year ended March 31, 2001	61,792	34,341	33,634	(24,668)	105,099
Year ended March 31, 2002	105,099	2,561	4,977	(38,331)	74,306

EXHIBIT INDEX

		Incorporated By Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Exchange Agreement dated as of June 11, 1999 among the Registrant, Flextronics Holding Finland Oyj, Kyrel EMS Oyj and Seppo Parhankangas	10-K	000-23345	06-29-99	2.3
2.02	Agreement and Plan of Merger dated November 22, 1999 among the Registrant, Slalom Acquisition Corp. and The DII Group, Inc.*	8-K	000-23354	12-06-99	2.1
2.03	Agreement and Plan of Reorganization dated July 31, 2000 among the Registrant, Chatham Acquisition Corporation, and Chatham Technologies, Inc.*	8-K	000-23354	09-15-00	2.01
2.04	Merger Agreement dated August 10, 2000 among the Registrant, JIT Holdings Limited, Goh Thiam Poh Tommie and Goh Mui Teck William, as amended.*	S-3	333-46770	09-27-00	2.4
2.05	Agreement and Plan of Reorganization dated August 31, 2000 among the Registrant, Lightning Metal Acquisition Corp., Coating Acquisition Corp., Lightning Tool Acquisition Corp., Lightning Metal Specialties, Incorporated, Coating Technologies, Inc., Lightning Tool and Design, Inc., Lightning Metal Specialties E.M.F., Ltd., Lightning Manufacturing Solutions-Europe, Ltd., Lightning Manufacturing Solutions Texas, L.L.C., Lightning Logistics, L.L.C., Papason, L.L.C., 200 Scott Street, L.L.C., 80 Scott Street, L.L.C., 230 Scott Street, L.L.C., 1350 Lively Blvd, L.L.C., D.A.D. Partnership, S.O.N. Partnership, S.O.N. II Partnership, and shareholders and members of such companies.*	S-3	333-46200	09-20-00	2.4
2.06	Exchange Agreement dated January 14, 2000, among the Registrant, Palo Alto Products International Pte. Ltd., and the shareholders of Palo Alto Products International Pte. Ltd., Palo Alto Manufacturing (Thailand) Ltd., and Palo Alto Plastic (Thailand) Ltd.	10-K	000-23354	06-29-01	2.06
3.01	Memorandum and New Articles of Association of the Registrant	10-Q	000-23354	02-09-01	3.1
4.01	Indenture dated as of October 15, 1997 between Registrant and State Street Bank and Trust Company of California, N.A., as trustee	8-K	000-23354	10-22-97	10.1
4.02	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and Chase Manhattan Bank and Trust Company, N.A., as trustee	10-Q	000-23354	08-14-00	4.1
4.03	Euro Indenture dated as of June 29, 2000 between Registrant and Chase Manhattan Bank and Trust Company, N.A., as trustee	10-Q	000-23354	08-14-00	4.2
4.04	Credit Agreement dated as of March 8, 2002 among Flextronics International Ltd., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit.*					X
4.05	Credit Agreement dated as of March 8, 2002 among Flextronics International USA, Inc., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit.*					X
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers	S-1	33-74622		10.01
10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.03	Registrant’s 1997 Employee Share Purchase Plan.†	S-8	333-95189	01-21-00	4.3

		Incorporated By Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.04	Registrant’s 2001 Equity Incentive Plan.†	S-8	333-75526	12-19-01	4.9
10.05	Flextronics U.S.A. 401(k) plan.†	S-1	33-74622		10.52
10.06	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 - I	10-K	000-23354	06-29-01	10.08
10.07	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 - II	10-K	000-23354	06-29-01	10.09
10.8	Deed of Noncompetition dated November 30, 2000 among JIT Holdings Limited and Goh Thiam Poh Tommie.†	10-K	000-23354	06-29-01	10.10
21.01	Subsidiaries of Registrant					X
23.01	Consent of Arthur Andersen LLP					X
23.02	Consent of Deloitte & Touche LLP					X
99.01	Letter from the Registrant to the Securities and Exchange Commission regarding Arthur Andersen LLP					X

*	Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

†	Management contract, compensatory plan or arrangement.