Form 10-Q
period 2002-06-30
FLEXTRONICS INTERNATIONAL LTD
filed 2002-08-14
CIK 866374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
SINGAPORE 068877
(65) 6299-8888
(NAME, ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
INCLUDING AREA CODE, OF AGENT FOR SERVICE)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [ ]

     At August 9, 2002, there were 516,720,149 ordinary shares, S$0.01 par value, outstanding.

FLEXTRONICS INTERNATIONAL LTD.

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Flextronics International Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (collectively, the “Company”) as of June 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements as of June 30, 2002, and for the three-month period then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed financial information as of March 31, 2002, and for the three-month period ended June 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
July 19, 2002

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)
(Unaudited)

	June 30,	March 31,
	2002	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$827,001	$745,124
Accounts receivable, net	1,730,546	1,866,576
Inventories, net	1,282,320	1,292,230
Deferred income taxes	54,318	51,954
Other current assets	653,953	597,303

Total current assets	4,548,138	4,553,187
Property, plant and equipment, net	2,010,410	2,032,495
Deferred income taxes	363,021	312,996
Goodwill and other intangibles, net	1,623,134	1,538,148
Other assets	248,873	207,873

Total assets	$8,793,576	$8,644,699

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank borrowings and current portion of long-term debt	$163,165	$282,478
Current portion of capital lease obligations	15,526	16,557
Accounts payable	2,025,047	1,962,630
Other current liabilities	1,075,326	896,639

Total current liabilities	3,279,064	3,158,304
Long-term debt, net of current portion	854,356	843,082
Capital lease obligations, net of current portion	14,077	20,211
Other liabilities	205,338	167,606

SHAREHOLDERS’ EQUITY:
Ordinary shares, S$0.01 par value; authorized — 1,500,000,000; issued and outstanding — 516,585,990 and 513,011,778 as of June 30, 2002 and March 31, 2002, respectively	3,057	3,043
Additional paid-in capital	4,925,270	4,898,807
Retained deficit	(417,812)	(286,640)
Accumulated other comprehensive loss	(69,774)	(159,714)

Total shareholders’ equity	4,440,741	4,455,496

Total liabilities and shareholders’ equity	$8,793,576	$8,644,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended

	June 30,	June 30,
	2002	2001

Net sales	$3,127,027	$3,110,598
Cost of sales	2,959,930	2,878,803
Unusual charges	179,352	—

Gross profit (loss)	(12,255)	231,795
Selling, general and administrative	114,699	108,816
Intangibles amortization	3,234	2,256
Unusual charges	28,471	—
Interest and other expense, net	18,999	22,366

Income (loss) before income taxes	(177,658)	98,357
Provision for (benefit from) income taxes	(46,486)	10,029

Net income (loss)	$(131,172)	$88,328

Earnings (loss) per share:
Basic	$(0.25)	$0.18

Diluted	$(0.25)	$0.17

Shares used in computing per share amounts:
Basic	515,016	484,794

Diluted	515,016	511,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended

	June 30,	June 30,
	2002	2001

Net cash provided by operating activities	$297,705	$383,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(54,355)	(111,224)
Purchases of OEM facilities and related assets	(2,025)	(301,738)
Proceeds from sales of investments	—	6,288
Other investments	(33,159)	(5,048)
Acquisitions of businesses, net of cash acquired	(12,091)	(11,601)

Net cash used in investing activities	(101,630)	(423,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings and proceeds from long-term debt	40,767	224,344
Repayments of bank borrowings and long-term debt	(171,119)	(180,746)
Repayments of capital lease obligations	(8,210)	(9,835)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	8,953	15,712
Repurchase of equity instrument	—	(112,000)

Net cash used in financing activities	(129,609)	(62,525)

Effect on cash from exchange rate changes	15,411	14,071

Net increase (decrease) in cash and cash equivalents	81,877	(88,284)
Cash and cash equivalents at beginning of period	745,124	631,588

Cash and cash equivalents at end of period	$827,001	$543,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note A — BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2002 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

Note B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

     All dollar amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$) or Euros (€).

     The accompanying condensed consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

Reclassifications

     Certain prior year’s balances have been reclassified to conform to the current year’s presentation.

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

Translation of Foreign Currencies

     The financial position and results of operations of certain of the Company’s Chinese, Danish, Italian, Norwegian, Polish, Swedish, Swiss and UK subsidiaries are measured using their respective local currencies as the functional currency. Certain of the Company’s Austrian, Dutch, Finnish, French, German, Hungarian, Irish, Italian and Spanish subsidiaries have adopted the Euro as their functional currency. Accordingly, for these subsidiaries all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity.

Revenue Recognition

     The Company applies the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements.

     The Company’s net sales are primarily comprised of manufacturing services, including the assembly of printed circuit boards, or PCBs, and complete systems and products, fabrication and assembly of plastic and metal enclosures, fabrication of PCBs and backplanes, and fabrication and assembly of photonics components. Throughout the production process, the Company offers other services, including design and technology; logistics, such as materials procurement, inventory management, vendor management, packaging, and distribution; and automation of key components of the supply chain through advanced information technologies. The Company offers after-market services such as repair and warranty services and network installation.

     Revenue from manufacturing services is generally recognized upon shipment of the manufactured product to our customers, under contractual terms, which are FOB shipping point. Revenue from other services and after-market services is recognized when the services have been performed. Title transfers upon shipment and the customer assumes risks and rewards of ownership of the product. Except in specific circumstances, there are no formal customer acceptance requirements or further Flextronics obligations subsequent to shipment. In specific circumstances in which there are such requirements or further Flextronics obligations, revenue is recognized at the point of said formal acceptance and upon completion of said obligations.

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

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to projected discounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair value.

Income Taxes

     The Company provides for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying the applicable statutory tax rate to the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Goodwill and Other Intangibles

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 and No. 142, “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Other intangibles will continue to be valued and amortized over their estimated useful lives; in-process research and development will continue to be written off immediately.

     The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill. The Company evaluates goodwill and other intangibles for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, based on projected discounted future results of the unit using a discount rate reflecting the Company’s average cost of funds. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill and other intangible assets under SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

     The following table summarizes the activity in the Company’s goodwill account during the period (in thousands):

Balance as of April 1, 2002	$1,489,449
Additions	33,428
Foreign currency translation adjustments	54,158
Write-offs (refer to Note D — Unusual Charges)	(996)

Balance as of June 30, 2002	$1,576,039

     All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles. Contractual agreements are being amortized over periods up to ten years. Patents and trademarks and developed technologies are being amortized on a straight-line basis over periods of up to ten years. Other acquired intangibles relate to favorable leases and customer lists, and are amortized on a straight-line basis over one to ten years. No residual value is estimated for the intangible assets. During the first three months of fiscal 2003, there were minimal additions to intangible assets, primarily related to purchased patents and other acquired intangibles. Currently, the Company is in the process of determining the value of its intangible assets acquired from its acquisition of The Orbiant Group in fiscal 2002. Intangible assets amortization for the three months ended June 30, 2002 and June 30, 2001 was approximately $3.2 million and $2.3 million, respectively. The components of intangible assets are as follows (in thousands):

	June 30, 2002			March 31, 2002

	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Intangibles:
Contractual agreements	$44,168	$(9,872)	$34,296	$44,168	$(9,081)	$35,087
Patents and trademarks	249	(94)	155	206	(93)	113
Developed technologies	1,690	(564)	1,126	1,901	(512)	1,389
Other acquired intangibles	32,327	(20,809)	11,518	31,276	(19,166)	12,110

Total	$78,434	$(31,339)	$47,095	$77,551	$(28,852)	$48,699

     Expected future estimated annual amortization expense is as follows (in thousands):

Fiscal years ending:
2003	$14,115	*
2004	13,686
2005	7,474
2006	6,284
2007	4,980
Thereafter	556

Total amortization expense	$47,095

* Represents nine-month period ending March 31, 2003.

Derivative Instruments and Hedging Activities

     On April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. All derivative instruments are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in shareholders’ equity as a separate component of accumulated comprehensive income (loss) (“OCI”) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

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

     As of June 30, 2002, the fair value of these short-term foreign currency forward contracts was recorded as a liability amounting to $64,000. At the same date the Company had in OCI recorded immaterial deferred gains relating to our foreign currency forward contracts. These gains are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial.

Trade Receivables Securitization

     In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125.” The new standard carries forward some provisions of SFAS No. 125, but modifies the methods of accounting for securitizations and other transfers of financial assets and collateral, in addition to requiring additional disclosures. The Company adopted SFAS No. 140 in the first quarter of fiscal 2002. The adoption of SFAS No. 140 did not have a material impact on the financial position, results of operations or cash flows of the Company.

     In March 2002, the Company entered into a receivables securitization agreement and sold a designated pool of qualified trade receivables to a third party qualified special purpose entity, which in turn sold an undivided ownership interest to a conduit, administrated by an unaffiliated financial institution. The agreement, which expires in March 2003, is subject to annual renewal and has a current maximum limit of $250.0 million. The Company sold $226.5 million of its accounts receivables during the first quarter of fiscal 2003 and received net cash proceeds of $131.3 million during the same period. The Company has a recourse obligation that is limited to its investment and 5% of the total sold receivables or $85.4 million and $10.3 million, respectively, as of June 30, 2002. The accounts receivable balances that were sold were removed from the consolidated balance sheet and the proceeds received from the sale are reflected as cash provided by operating activities in the consolidated statement of cash flows.

Note C — INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	March 31,
	2002	2002

Raw materials	$902,794	$939,222
Work-in-process	193,446	221,846
Finished goods	186,080	131,162

	$1,282,320	$1,292,230

Note D — UNUSUAL CHARGES

Fiscal 2003

     The Company recognized unusual pre-tax charges of approximately $207.8 million during the first quarter of fiscal 2003, of which $200.4 million related to the closures and consolidations of various manufacturing facilities and $7.4 million for the impairment of investments in certain technology companies. As further discussed below, $179.4 million of the charges relating to facility closures have been classified as a component of cost of sales.

     Unusual charges recorded in the first quarter of fiscal 2003 by reportable geographic regions were as follows: Americas, $101.7 million; Asia, $8.7 million; and Europe, $97.4 million.

     The components of the unusual charges recorded in the first quarter of fiscal 2003 were as follows (in thousands):

Facility closure costs:
Severance	$76,901	cash
Long-lived asset impairment	56,279	non-cash
Exit costs	67,187	cash/non-cash

Total facility closure costs	200,367
Other unusual charges	7,456	non-cash

Gross unusual charges	207,823
Income tax benefit	(49,826)

Net unusual charges	$157,997

     In connection with the facility closures in the June 2002 quarter, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     Of the total pre-tax facility closure costs recorded in the June 2002 quarter, $76.9 million related to employee termination costs, of which $59.6 million has been classified as a component of cost of sales. As a result of the various exit plans, the Company identified 5,261 employees to be involuntarily terminated in connection with the various facility closures and consolidations. As of June 30, 2002, 856 employees had been terminated, and another 4,405 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations.

     The unusual pre-tax charges recorded in the first quarter of fiscal 2003 included $55.3 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $78.6 million. This amount has been classified as a component of cost of sales during the June 2002 quarter. Also included in long-lived asset impairment is approximately $1.0 million for the write-off of goodwill. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of assets held for use was determined based on projected discounted cash flows of the asset using a discount rate reflecting the Company’s average cost of funds. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets resulted in write-downs of machinery and equipment of $48.2 million and building and improvements of $7.1 million.

     The unusual pre-tax charges also included approximately $67.2 million for other exit costs. Approximately $64.5 million of this amount has been classified as a component of cost of sales. Other exit costs included contractual obligations totaling $50.3 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $28.6 million, equipment lease terminations amounting to $10.3 million and payments to suppliers and third parties to terminate contractual agreements amounting to $11.4 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2011 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal 2004. Other exit costs also included charges of $9.9 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company intends to dispose of the impaired assets, primarily through scrapping and write-offs. The Company expects all disposals to be completed by the end of fiscal 2003. Other exit costs also included $4.3 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $2.7 million primarily included incremental amounts of legal and consulting costs, and various government obligations for which the Company is liable for as a direct result of its facility closures.

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

     Unusual charges recorded in fiscal 2002 by reportable geographic regions were as follows: Americas, $265.8 million; Asia, $70.7 million; and Europe, $237.9 million.

     The components of the unusual charges recorded in fiscal 2002 were as follows (in thousands):

Facility closure costs:
Severance	$153,598	cash
Long-lived asset impairment	163,724	non-cash

Exit costs	212,660	cash/non-cash

Total facility closure costs	529,982
Other unusual charges	44,444	cash/non-cash

Gross unusual charges	574,426
Income tax benefit	(122,948)

Net unusual charges	$451,478

     In connection with the facility closures in fiscal 2002, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     Of the total pre-tax facility closure costs recorded in fiscal 2002, $153.6 million related to employee termination costs, of which $118.4 million has been classified as a component of cost of sales. As a result of the various exit plans, the Company identified 13,391 employees to be involuntarily terminated in connection with the various facility closures and consolidations. As of June 30, 2002, 8,403 employees had been terminated, and another 4,988 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations.

     The unusual pre-tax charges recorded in fiscal 2002 included $163.7 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $232.6 million. This amount has been classified as a component of cost of sales during fiscal 2002. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For assets being held for use, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets resulted in write-downs of machinery and equipment of $105.7 million and building and improvements of $58.0 million.

     The unusual pre-tax charges, also included approximately $212.7 million for other exit costs. Approximately $182.3 million of this amount has been classified as a component of cost of sales. Other exit costs included contractual obligations totaling $61.6 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $27.2 million, equipment lease terminations amounting to $13.2 million and payments to suppliers and third parties to terminate contractual agreements amounting to $21.2 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2007 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal 2003. Other exit costs also included charges of $98.0 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2002. Also included in other exit costs were charges amounting to $8.0 million for the incremental costs for warranty work incurred by the Company for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $8.2 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $36.9 million, primarily included incremental amounts of legal and environmental costs, and various government obligations liable by the Company as a direct result of its facility closures.

Fiscal 2001

     The Company recognized unusual pre-tax charges of approximately $973.3 million during fiscal 2001. Of this amount $510.5 million of the charges were recorded as a component of cost of sales in fiscal 2001. Of this amount, $301.2 million was for merger related costs for various pooling of interests acquisitions consummated in fiscal 2001, $376.1 million related to the closures of several manufacturing facilities, $286.5 million related to the issuance of an equity instrument to Motorola and $9.5 million was for the impairment of investments in certain technology companies.

     As of June 30, 2002, the Company had utilized substantially all of the unusual charges provisioned for in fiscal 2001. The balances remaining primarily relate to long-term contractual obligations for severance and facility closure costs, which will be completed by the end of fiscal 2005.

     The following table summarizes the balance of the accrued facility closure costs as June 30, 2002 and the type and amount of closure costs provisioned for and utilized during the first quarter of fiscal 2003.

		Long-lived
		asset	Exit
	Severance	impairment	costs	Total

Balance at March 31, 2002	$91,879	$—	$68,668	$160,547
Activities during the quarter:
Provision	76,901	56,279	67,187	200,367
Cash charges	(35,357)	—	(14,527)	(49,884)
Non-cash charges	—	(56,279)	(10,479)	(66,758)

Balance at June 30, 2002	133,423	—	110,849	244,272

Less: current portion	(118,197)	—	(80,510)	(198,707)

Accrued facility closure costs, net of current portion	$15,226	$—	$30,339	$45,565

Note E — EARNINGS PER SHARE

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

     Earnings per share data were computed as follows (in thousands, except per share amounts):

	Three months ended

	June 30,	June 30,
	2002	2001

Basic earnings (loss) per share:
Net income (loss)	$(131,172)	$88,328

Shares used in computation:
Weighted-average ordinary shares outstanding	515,016	484,794

Basic earnings (loss) per share	$(0.25)	$0.18

Diluted earnings (loss) per share:
Net income (loss)	$(131,172)	$88,328
Shares used in computation:
Weighted-average ordinary shares outstanding	515,016	484,794
Shares applicable to exercise of dilutive options (1), (2)	—	27,193

Shares applicable to diluted earnings	515,016	511,987

Diluted earnings (loss) per share	$(0.25)	$0.17

(1)	Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 7,397,542 shares outstanding during the three months ended June 30, 2001 were excluded from the computation of diluted earnings per share because the exercise price of these options were greater than the average market price of the Company’s ordinary shares during the period.

(2)	Due to the Company’s net loss reported, the ordinary share equivalents from stock options were anti-dilutive for the three months ended June 30, 2002, and therefore not assumed to be converted for diluted earnings per shares computation. During the three months ended June 30, 2002 options to purchase 9,925,913 shares outstanding were excluded from the computation of diluted earnings per shares because to do so would have been anti-dilutive for the period. Also, options to purchase 27,804,003 shares outstanding during the three months ended June 30, 2002 were excluded from the computation of diluted earnings per share because the exercise price of these options were greater than the average market price of the Company’s ordinary shares during the period.

Note F — COMPREHENSIVE INCOME

     The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three months ended

	June 30,	June 30,
	2002	2001

Net income (loss)	$(131,172)	$88,328
Other comprehensive income (loss):
Foreign currency translation adjustments	93,476	(24,274)
Unrealized holding gain (loss) on investments and derivatives, net of tax	(3,536)	8,544

Comprehensive income (loss)	$(41,232)	$72,598

Note G — BUSINESS COMBINATIONS AND PURCHASES OF ASSETS

     In October 2001, the Company announced a manufacturing agreement with Xerox Corporation (“Xerox”). The Company acquired Xerox’s manufacturing operations in Aguascalientes, Mexico; El Segundo, California; Penang, Malaysia; Resende, Brazil; Toronto, Canada and Venray, Netherlands. In connection with the acquisition, the Company purchased certain assets totaling $175.1 million, of which approximately $10.0 million was paid in the first quarter of fiscal 2003. The Company estimates that less than $10.0 million of assets remain to be purchased in the second quarter of fiscal 2003. Additionally, the Company entered into a five-year agreement for the manufacture of certain Xerox office equipment and components. The acquisition was accounted for by the purchase method of accounting. Comparative proforma financial information related to Xerox is not provided as the results of the acquired operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis.

     In May 2002, the Company entered into a definitive contract manufacturing agreement with Casio Computer Co., Ltd. (“Casio”), a leading global consumer electronics company. The agreement includes the purchase of Casio’s manufacturing operations in Shah Alam, Malaysia and Aichi, Japan (excluding land and building) for an estimated purchase price of $42.0 million. Additionally, the Company will acquire certain equipment from Casio’s factory in Kluang, Johor, Malaysia. The value of the agreement is estimated at about $1.5 billion over a three-year period. The transaction is expected to close at the end of August 2002. The acquisition will be accounted for by the purchase method of accounting.

     In May 2002, the Company made an offer to acquire all of the outstanding shares of NatSteel Broadway Ltd. (“NatSteel Broadway”), an electronics manufacturing company headquartered in Singapore. The offer, priced at S$3.23 cash per share, equates to a deal value of approximately S$653 million or approximately $371 million. NatSteel Broadway’s operations include manufacturing facilities in China and Hungary. The acquisition is expected to be completed in August 2002. The acquisition will be accounted for by the purchase method of accounting.

     Additionally, during the first quarter of fiscal 2003, the Company increased goodwill in the amount of approximately $33.4 million for contingent purchase price adjustments and other adjustments for certain historical acquisitions, which included the issuance of 821,640 ordinary shares.

Note H — GEOGRAPHIC REPORTING

     Geographic information is as follows (in thousands):

	Three months ended

	June 30,	June 30,
	2002	2001

Net sales:
Asia	$984,731	$628,119
Americas	922,678	1,128,596
Europe	1,463,466	1,374,708
Intercompany eliminations	(243,848)	(20,825)

	$3,127,027	$3,110,598

Income (loss) before income tax:
Asia	$29,889	$43,968
Americas	(104,955)	26,091
Europe	(89,565)	24,140
Intercompany eliminations and corporate allocations	(13,027)	4,158

	$(177,658)	$98,357

	As of	As of
	June 30,	March 31,
	2002	2002

Property, plant and equipment, net:
Asia	$632,676	$584,470
Americas	641,955	717,898
Europe	735,779	730,127

	$2,010,410	$2,032,495

Revenues are generally attributable to the country in which the product is manufactured.

     For purposes of the preceding tables, “Asia” includes China, India, Malaysia, Singapore, Taiwan and Thailand, “Americas” includes Brazil, Canada, Mexico and the United States, “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Norway, Poland, Scotland, Spain, Sweden, Switzerland and the United Kingdom.

Note I — NEW ACCOUNTING STANDARDS

Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt SFAS No. 143 in fiscal 2004. The Company does not believe the adoption of SFAS No. 143 will have a material impact on the Company’s financial position, results of operations or cash flows.

Long-Lived Asset Impairment

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

Extinguishment of Debt and Sale-Leaseback Transactions

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company will adopt the provisions of SFAS No. 145 related to the rescission of Statement No. 4 in the first quarter of fiscal 2004. The Company does not believe the adoption of these provisions will have a material impact on the Company’s financial position, results of operations or cash flows. The provisions in paragraphs 8 and 9(c) of SFAS No. 145 related to Statement No. 13 are required to be effective for transactions occurring after May 15, 2002 and thus the Company has adopted these provisions. The adoption of these provisions did not have any impact on the financial position, results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in “Certain Factors Affecting Operating Results.” Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. See also the Notes to Condensed Consolidated Financial Statements in this report on Form 10-Q.

Long-Lived Assets

     We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an impairment loss is recognized when the carrying amount of the asset exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to projected discounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair value.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill and other intangibles for impairment, on at least an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, based on projected discounted future results of the unit using a discount rate reflecting our average cost of funds. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our adoption of SFAS 142. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Allowance for Doubtful Accounts

     We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcome of our credit valuations. We evaluate the collectibility of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts.

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

Exit Costs

     We recognized unusual charges in the first quarter of fiscal 2003 and in fiscals 2002 and 2001, related to our plans to exit certain activities resulting from the identification of duplicate manufacturing and administrative facilities for closure or consolidation. In connection with our exit activities, we recorded unusual charges for employee termination costs, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and a liability for the exit costs is recognized at the date of our commitment to the exit plans in accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The recognition of the unusual charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. The estimates of future liabilities may change, requiring the recording of additional unusual charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

     Refer to Note D, “Unusual Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

Deferred Income Taxes

     Our deferred tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase our valuation allowance against the deferred tax assets resulting in additional income tax expense.

ACQUISITIONS AND STRATEGIC CUSTOMER TRANSACTIONS

     We have actively pursued business acquisitions and strategic transactions with customers to expand our global reach, manufacturing capacity and service offerings and to diversify and strengthen customer relationships.

     We have made a number of acquisitions and strategic customer transactions which we accounted for using the purchase method. Accordingly, our consolidated financial statements include the operating results of each business from the date of acquisition.

Proforma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

     Prior to June 30, 2001, we also completed various acquisitions, which were accounted for as pooling of interests and our consolidated financial statements have been restated to reflect the combined operations of the merged companies for all periods presented. We also completed other immaterial pooling of interests transactions, for which prior period statements had not been restated. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

     For additional information on our recent acquisitions and strategic customer transactions, please see Note G, “Business Combinations and Purchases of Assets,” of the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

	Three months ended

	June 30,	June 30,
	2002	2001

Net sales	100.0%	100.0%
Cost of sales	94.7	92.5
Unusual charges	5.7	—

Gross margin (loss)	(0.4)	7.5
Selling, general and administrative	3.7	3.5
Intangibles amortization	0.1	0.1
Unusual charges	0.9	—
Interest and other expense, net	0.6	0.7

Income (loss) before income taxes	(5.7)	3.2
Provision for (benefit from) income taxes	(1.5)	0.4

Net income (loss)	(4.2)%	2.8%

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

     Net sales for the first quarter of fiscal 2003 remained relatively flat compared to the same quarter a year ago, increasing less than 1% to $3.13 billion from $3.11 billion. Our ten largest customers in the first three months of fiscal 2003 accounted for approximately 72% of net sales, with Hewlett-Packard Company and Sony-Ericsson accounting for 13% and 11% of net sales, respectively. In the first quarter of fiscal 2002, our ten largest customers accounted for approximately 62% of net sales with Ericsson accounting for 23% of net sales. No other customer accounted for more than 10% of net sales during these periods. We continue to experience weakness in customer demand, particularly in the information technology and communications infrastructure segments, as a consequence of the continuing downturn in economic conditions worldwide. However, this continued weakness in our customers’ demand has been offset by contract wins with new and existing customers combined with revenues from our recent acquisitions. The mix of our net sales has changed when compared to the same quarter a year ago, as revenues from computers and office automation and consumer markets have increased significantly, primarily due to revenues associated with our acquisition of several of Xerox Corporation’s manufacturing operations combined with new contracts with Hewlett-Packard for the production of ink-jet printers (office automation products) and our dominant supplier levels of production of the Xbox consumer gaming product for Microsoft Corporation. Additionally, revenues associated with purchases of manufacturing facilities and related assets from OEMs that occurred in the last three quarters of fiscal 2002 contributed to incremental revenues in the current quarter.

Gross Profit

     Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions.

     Gross margin for the first quarter of fiscal 2003 decreased to (0.4%) from 7.5% in the same quarter a year ago. Excluding the unusual pre-tax charges of $179.4 million in the current quarter, gross margin decreased to 5.3%.

     The decrease in our gross margin was the result of several factors, primarily, (i) under-absorbed fixed costs caused by under utilization of capacity, most significantly experienced by our printed circuit board fabrication unit, resulting in part from the continued decline in our customers’ markets, especially the high-end telecom market, (ii) costs associated with accelerated transfers of customer programs to low-cost locations, (iii) product mix movement towards higher volume printed circuit board assembly projects and final system assembly projects, which typically have a lower gross margin and (iv) industry pricing pressures resulting from the economic downturn. The decrease was partially offset by our current and historical restructuring activities and cost containment efforts.

     Increased mix of products that have relatively high material costs as a percentage of total unit costs has historically been a factor that has adversely affected our gross margins. We believe that these and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Unusual Charges

Fiscal 2003

     We recognized unusual pre-tax charges of approximately $207.8 million during the first quarter of fiscal 2003, of which $200.4 million related to the closures and consolidations of various manufacturing facilities and $7.4 million for the impairment of investments in certain technology companies. As further discussed below, $179.4 million of the charges relating to facility closures have been classified as a component of cost of sales.

     Unusual charges recorded in the first quarter of fiscal 2003 by reportable geographic regions were as follows: Americas, $101.7 million; Asia, $8.7 million; and Europe, $97.4 million.

     The components of the unusual charges recorded in the first quarter of fiscal 2003 were as follows (in thousands):

Facility closure costs:
Severance	$76,901	cash
Long-lived asset impairment	56,279	non-cash
Exit costs	67,187	cash/non-cash

Total facility closure costs	200,367
Other unusual charges	7,456	non-cash

Gross unusual charges	207,823
Income tax benefit	(49,826)

Net unusual charges	$157,997

     In connection with the facility closures in the June 2002 quarter, we developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     Of the total pre-tax facility closure costs recorded in the June 2002 quarter, $76.9 million related to employee termination costs, of which $59.6 million has been classified as a component of cost of sales. As a result of the various exit plans, we identified 5,261 employees to be involuntarily terminated related in connection with the various facility closures and consolidations. As of June 30, 2002, 856 employees had been terminated, and another 4,405 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations.

     The unusual pre-tax charges recorded in the first quarter of fiscal 2003 included $55.3 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $78.6 million. This amount has been classified as a component of cost of sales during the June 2002 quarter. Also included in long-lived asset impairment is approximately $1.0 million for the write-off of goodwill. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of assets held for use was determined based on projected discounted cash flows of the asset using a discount rate reflecting the our average cost of funds. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets consisted of machinery and equipment of $48.2 million and building and improvements of $7.1 million.

     The unusual pre-tax charges also included approximately $67.2 million for other exit costs. Approximately $64.5 million of this amount has been classified as a component of cost of sales. Other exit costs included contractual obligations totaling $50.3 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $28.6 million, equipment lease terminations amounting to $10.3 million and payments to suppliers and third parties to terminate contractual agreements amounting to $11.4 million. We expect to make payments associated with our contractual obligations with respect to facility and equipment leases through the end of fiscal 2011 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal 2004. Other exit costs also included charges of $9.9 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by us as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. We intend to dispose of the impaired assets, primarily through scrapping and write-offs. We expect all disposals to be completed by the end of fiscal 2003. Other exit costs also included $4.3 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $2.7 million primarily included incremental amounts of legal and consulting costs, and various government obligations for which we are liable for as a direct result of its facility closures.

     We believe that the potential cost of goods savings achieved through lower depreciation and reduced employee expense will be offset by reduced revenues at the affected facilities.

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

     Unusual charges recorded in fiscal 2002 by reportable geographic regions were as follows: Americas, $265.8 million; Asia, $70.7 million; and Europe, $237.9 million.

     The components of the unusual charges recorded in fiscal 2002 were as follows (in thousands):

Facility closure costs:
Severance	$153,598	cash
Long-lived asset impairment	163,724	non-cash
Exit costs	212,660	cash/non-cash

Total facility closure costs	529,982
Other unusual charges	44,444	cash/non-cash

Gross unusual charges	574,426
Income tax benefit	(122,948)

Net unusual charges	$451,478

     In connection with the facility closures in fiscal 2002, we developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. Management currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     Of the total pre-tax facility closure costs recorded in fiscal 2002, $153.6 million related to employee termination costs, of which $118.4 million has been classified as a component of cost of sales. As a result of the various exit plans, we identified 13,391 employees to be involuntarily terminated in connection with the various facility closures and consolidations. As of June 30, 2002, 8,403 employees had been terminated, and another 4,988 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations.

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

     The unusual pre-tax charges also included approximately $212.7 million for other exit costs. Approximately $182.3 million of this amount has been classified as a component of cost of sales. Other exit costs included contractual obligations totaling $61.6 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $27.2 million, equipment lease terminations amounting to $13.2 million and payments to suppliers and third parties to terminate contractual agreements amounting to $21.2 million. We expect to make payments associated with our contractual obligations with respect to facility and equipment leases through the end of fiscal 2007 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal 2003. Other exit costs also included charges of $98.0 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by us as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. We disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2002. Also included in other exit costs were charges amounting to $8.0 million for the incremental costs for warranty work incurred by us for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $8.2 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $36.9 million primarily included incremental amounts of legal and environmental costs, and various government obligations liable by us as a direct result of our facility closures.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, or SG&A for the first quarter of fiscal 2003 increased to $114.7 million from $108.8 million in the first quarter of fiscal 2002. As a percentage of sales, SG&A increased slightly to 3.7% from 3.5% in the same quarter a year ago. The absolute dollar increase in SG&A was primarily driven by various business acquisitions completed in the latter half of fiscal 2002. In particular, the expansion of our network services business through our acquisition of The Orbiant Group has contributed to the increase as this segment carries significantly higher SG&A costs. The increase was offset somewhat by our continued expense management and efficiencies gained from our current and historical restructuring activities.

Intangibles Amortization

     Intangibles amortization for the first quarter of fiscal 2003 increased to $3.2 million from $2.3 million in the year ago quarter. The increase was primarily driven by approximately $33.7 million of additions to intangible assets in fiscal 2002, primarily a result of various acquisitions completed during the same period.

Interest and Other Expense, Net

     Interest and other expense, net was $19.0 million for the first quarter of fiscal 2003 compared to $22.4 million for the corresponding quarter of fiscal 2002. The decrease in interest and other expense, net was driven primarily by reduced outstanding borrowings and higher invested cash balances offset by reduced gains on sales of marketable securities.

Provision for Income Taxes

     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.

     Our consolidated effective tax rate was a benefit of 26% and an expense of 10% for the first three months of fiscal years 2003 and 2002, respectively. Excluding the unusual charges, the effective income tax rate was 11% and 10% for the first quarter of fiscal years 2003 and 2002, respectively. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries in China, Hungary and Malaysia.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had cash and cash equivalents totaling $827.0 million, total bank and other debts totaling $1.0 billion and $800.0 million available for future borrowing under our credit facility subject to compliance with certain financial covenants.

     Cash provided by operating activities was $297.7 million and $383.5 million in the first three months of fiscals 2003 and 2002, respectively. The decrease in cash provided by operating activities in the June 2002 quarter was primarily due our recording a net loss in the current quarter of approximately $131.7 million as compared to a net income of $88.3 million in the same quarter a year ago. This was offset by reductions in accounts receivable and increases in accounts payable during the quarter.

     Accounts receivable, net of allowance for doubtful accounts was $1.7 billion and $1.9 billion as of June 30, 2002 and March 31, 2002, respectively. The decrease in accounts receivable was primarily attributable to the sequential revenue decline from the preceding quarter of approximately $169.3 million.

     Inventories decreased less than 1% to $1.28 billion at June 30, 2002 from $1.29 billion at March 31, 2002. The slight reduction was primarily a result of declining production requirements.

     Cash used in investing activities was $101.6 million and $423.3 million for the first three months of fiscals 2003 and 2002, respectively. Cash used in investing activities during the first quarter of fiscal 2003 primarily related to (i) net capital expenditures of $54.4 million to purchase equipment and for continued expansion of manufacturing facilities, (ii) payment of $33.2 million primarily related to our participation in the asset securitization agreement entered into in March 2002 and (iii) payment of $12.1 million for acquisitions of businesses.

     Cash used in investing activities for the first three months of fiscal 2002 consisted of (i) net capital expenditures of $111.2 million to purchase equipment and for continued expansion of manufacturing facilities, (ii) payment of $301.7 million for purchases of manufacturing facilities and related assets from OEMs and (iii) payment of $11.6 million for acquisitions of businesses. This was partially offset by $1.2 million realized from net minority equity investments of various technology companies.

     Net cash used in financing activities was $129.6 million and $62.5 million for the first quarter of fiscals 2003 and 2002, respectively. Cash used in financing activities during the first three months of fiscal 2003 related to repayments of debt obligations of approximately $179.3 million, offset by additional borrowings of $40.8 million and $9.0 million in proceeds from ordinary shares issued from our stock plans. Cash used in financing activities during the first three months of fiscal 2002 resulted from the payment of $112.0 million for the repurchase of the equity instrument from Motorola, $190.6 million used for the repayment of debt obligations, offset by $224.3 million of proceeds from long-term debt and bank borrowings and $15.7 million in proceeds from ordinary shares issued from our stock plans.

     Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. It is possible that future acquisitions may be significant and may require the payment of cash. For example, we have entered into a number of transactions in which we acquired OEM facilities for cash in connection with establishing manufacturing relationships. We believe we will continue to enter into these transactions in the future. We expect that we will make payments of approximately $450.0 million in the quarter ending September 30, 2002 in connection with pending acquisitions of companies and facilities. Future liquidity needs will also depend on fluctuations in levels of inventory, the timing of expenditures by us on new equipment, the extent to which we utilize operating leases for the new facilities and equipment, levels of shipments and changes in volumes of customer orders.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In March 2002, we replaced our existing credit facilities, with an $800.0 million revolving credit facility with a syndicate of domestic and foreign banks. The credit facility consists of two separate credit agreements, one providing for up to $400.0 million principal amount of revolving credit loans to us (“Tranche A”) and one providing for up to $400.0 million principal amount of revolving credit loans to our U.S. subsidiary, Flextronics International USA, Inc. (“Tranche B”). Both Tranche A and Tranche B are split one-third to a 364-day and two-thirds to a three-year facility. Borrowings under the credit facility bear interest, at our option, either at (i) the base rate (as defined in the credit facility); or (ii) the LIBOR rate (as defined in the credit facility) plus the applicable margin for LIBOR loans ranging between 0.875% and 2.25%, based on our credit ratings and facility usage. We are required to pay a quarterly commitment fee ranging from 0.125% to 0.50% per annum, based on our credit ratings, of the unutilized portion of the credit facility.

     The credit facility is unsecured, and contains certain restrictions on our ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The credit facility also requires that we maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, and amortization), a minimum ratio of fixed charge coverage, and a minimum net worth, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by us and certain of our subsidiaries. As of June 30, 2002, we were in compliance with our covenants.

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

	Year Ending March 31,

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total

Senior subordinated notes	$—	$—	$—	$—	$—	$778,269	$778,269
Lines of credit	194,609	—	—	—	—	—	194,609
Capital lease obligations (including interest)	24,414	9,364	2,079	1,468	207	1,409	38,941
Other debt obligations	87,869	26,193	15,635	8,473	4,592	9,920	152,682
Operating lease obligations	107,966	73,769	40,955	27,114	21,057	108,366	379,227

     In March 2002, we entered into a receivables securitization agreement and sold a designated pool of qualified trade receivables to a third party qualified special purpose entity, which in turn sold an undivided ownership interest to a conduit, administrated by an unaffiliated financial institution. The agreement, which expires in March 2003, is subject to annual renewal and has a current maximum limit of $250.0 million. We sold $226.5 million of our accounts receivables during the first quarter of fiscal 2003 and received net cash proceeds of $131.3 million during the same period. We have a recourse obligation that is limited to our investment and 5% of the total sold receivables or $85.4 million and $10.3 million, respectively, as of June 30, 2002. The accounts receivable balances that were sold were removed from the consolidated balance sheet and the proceeds received from the sale are reflected as cash provided by operating activities in the consolidated statement of cash flows.

     In fiscal 2002, we entered into operating leases with respect to properties located in Mexico and Texas. During fiscal 2002, we completed construction on the property in Mexico and began construction on the property in Texas. The amount outstanding on the Mexico and Texas properties as of June 30, 2002, was $22.9 million and $46.7 million, respectively. Upon the expiration of these leases in 2006 and 2008, respectively, we may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. We also have the right to purchase the buildings at fair market value at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. We have provided a residual value guarantee, which means that if the building is sold to a third party, we are responsible for making up any shortfall between the actual sales price and the amount funded under the leases. We believe that the fair market value at June 30, 2002 exceeds the value of the residual guarantee.

RELATED PARTY TRANSACTIONS

     We have loaned approximately $12.5 million to various of our executive officers. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 2.48% to 7.25%. The remaining outstanding balance of the loans, including accrued interest, as of June 30, 2002, was approximately $12.8 million. Additionally, in connection with an investment partnership, one of our subsidiaries has made loans with various of our executive officers. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of the loans, including accrued interest, as of June 30, 2002 was approximately $4.6 million. We will not make any further loans to our executive officers.

EFFECT OF NEW ACCOUNTING STANDARDS

Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We will adopt SFAS No. 143 in fiscal 2004. We do not believe the adoption of SFAS No. 143 will have a material impact on our financial position, results of operations or cash flows.

Long-Lived Asset Impairment

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 in the first quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

Extinguishment of Debt and Sale-Leaseback Transactions

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We will adopt the provisions of SFAS No. 145 related to the rescission of Statement No. 4 in the first quarter of fiscal 2004. We do not believe the adoption of these provisions will have a material impact on our financial position, results of operations or cash flows. The provisions in paragraphs 8 and 9(c) of SFAS No. 145 related to Statement No. 13 are required to be effective for transactions occurring after May 15, 2002 and thus we have adopted these provisions. The adoption of these provisions did not have any impact on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes during the three months ended June 30, 2002 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

If we do not manage effectively changes in our operations, our business may be harmed.

     We have grown rapidly in recent periods. Our global workforce has more than doubled in size over the last three years as a result of internal growth and acquisitions while we have reduced our workforce at some locations and closed certain facilities in connection with our restructuring activities since the beginning of fiscal 2001. These changes are likely to strain considerably our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

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

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including substantial increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant unusual charges. A detailed description of the amount of these unusual charges is included in Note D, “Unusual Charges,” of the Notes to Condensed Consolidated Financial Statements.

We depend on the handheld electronics devices, information technologies infrastructure, communications infrastructure and computer and office automation industries which continually produce technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis could harm our business.

     We depend on sales to customers in the handheld devices, information technologies infrastructure, communications infrastructure and computer and office automation industries. During the first three months of fiscal 2003, we derived approximately 31% of our revenues from customers in the handheld devices industry, which includes cell phones, pagers and personal digital assistants; approximately 8% of our revenues from providers of information technologies infrastructure, which includes servers, workstations, storage systems, mainframes, hubs and routers; approximately 16% of our revenues from providers of communications infrastructure, which includes equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches and broadband devices; approximately 27% of our revenues from customers in the computers and office automation industry, which includes copiers, scanners, graphic cards, desktop and notebook computers and peripheral devices such as printers and projectors; and approximately 12% of our revenues from the consumer devices industry, including set-top boxes, home entertainment equipment, cameras and home appliances. The remaining 6% of our revenues was derived from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

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

Our customers may cancel their orders, change production quantities or locations, or delay production.

     Providers of electronics manufacturing services, or EMS, must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Many of our customers’ industries are experiencing a significant decrease in demand for their products and services. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period, as well as causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins. In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers, if unanticipated, can result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and related strains on our resources at the other.

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

     Since the beginning of fiscal 2001, we have completed several strategic transactions with OEM customers, including, among others, Telia, Xerox, Alcatel and Ericsson. In addition, in the first quarter of fiscal 2003, we entered into a definitive agreement with Casio with respect to our management of certain of their operations. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease (or in some cases acquire) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

     As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under these arrangements, and they may not result in any material revenues or contribute positively to our net income per share. Additionally, due to our relationships with Ericsson and Xerox, other OEMs may not wish to obtain logistics or operations management services from us.

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

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers in the first three months of fiscal 2003 and fiscal 2002 accounted for approximately 72% and 62%, respectively, of net sales in those periods. Our largest customers during the first three months of fiscal 2003 were Hewlett-Packard and Sony-Ericsson, accounting for approximately 13% and 11% of net sales, respectively. Our largest customer during the first three months of fiscal 2002 was Ericsson, accounting for approximately 23% of net sales. No other customer accounted for more than 10% of net sales in the first three months of fiscal 2003 and fiscal 2002.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In June 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of New York. These actions, which were filed on behalf of purchasers of Flextronics’ ordinary shares between October 2, 2001 and June 4, 2002, generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. These actions seek unspecified damages. While the litigation is currently in a preliminary stage, we believe that the plaintiffs’ claims lack merit, and we intend to vigorously defend these lawsuits. We are unable, however, to predict the ultimate outcome of these lawsuits. There can be no assurance we will be successful in defending the lawsuits, and, if we are unsuccessful, we may be subject to significant damages. Even if we are successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns and harm our business.

     We are also subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We defend ourselves vigorously against any such claims. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 5. OTHER INFORMATION

Approval of Non-Audit Services

     In May 2002, our audit committee has approved the engagement of Deloitte & Touche LLP for fiscal 2003 for consulting services in connection with international planning, to review our quarterly and annual federal and state tax returns, and to audit our employee benefit plans.

Option Grants to Executive Officers

     In July 2002, we granted options to purchase a total of 9,395,000 ordinary shares to our executive officers, at an exercise price representing a premium of 34% over the then fair market value of the underlying ordinary shares. The options granted to executive officers in July 2002 include 5,000,000 options granted to Mr. Michael E. Marks, our Chairman and Chief Executive Officer. The options granted to Mr. Marks become exercisable over a five-year period, with 10% of the shares vesting on each of the first and second anniversaries of the date of grant, 20% of the shares vesting on each of the third and fourth anniversaries of the date of grant, and 40% of the shares vesting on the fifth anniversary of the date of grant (subject to earlier vesting upon death ). All of the options granted to our executive officers in July 2002 expire ten years from the date of grant, subject to earlier termination upon termination of employment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Exhibit

10.01	2002 Interim Incentive Plan
15.01	Letter in lieu of consent from Deloitte & Touche LLP, dated August 12, 2002, regarding unaudited interim financial information

(b)  Reports on Form 8-K

     On May 8, 2002, we filed a current report on Form 8-K reporting a change in our certifying accountants. On May 3, 2002, the Audit Committee of our Board of Directors determined that it would replace Arthur Andersen LLP as our independent auditors and resolved, subject to the approval of our shareholders, to appoint Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2003. For Singapore statutory law purposes, the appointment of Deloitte & Touche LLP is subject to shareholder approval at our 2002 Annual General Meeting to be held on August 29, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused its Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD. (Registrant)

Date: August 14, 2002	/s/	Michael E. Marks Michael E. Marks Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2002	/s/	Robert R.B. Dykes Robert R.B. Dykes President, Systems Group and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2002	/s/	Thomas J. Smach Thomas J. Smach Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.01	2002 Interim Incentive Plan
15.01	Letter in lieu of consent from Deloitte & Touche LLP, dated August 12, 2002, regarding unaudited interim financial information