Form 10-Q
period 2002-09-30
FLEXTRONICS INTERNATIONAL LTD
filed 2002-11-12
CIK 866374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     At November 5, 2002, there were 517,527,310 ordinary shares, S$0.01 par value, outstanding.

FLEXTRONICS INTERNATIONAL LTD.

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
Flextronics International Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (collectively, the “Company”) as of September 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three- and six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements as of September 30, 2002, and for the three- and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial information as of March 31, 2002, and for the three-and six-month periods ended September 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
October 18, 2002

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)
(Unaudited)

	September 30,	March 31,
	2002	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$499,241	$745,124
Accounts receivable, net	1,767,358	1,866,576
Inventories, net	1,279,683	1,292,230
Deferred income taxes	54,020	51,954
Other current assets	511,686	597,303

Total current assets	4,111,988	4,553,187
Property, plant and equipment, net	2,051,485	2,032,495
Deferred income taxes	370,045	312,996
Goodwill and other intangibles, net	2,024,480	1,538,148
Other assets	281,753	207,873

Total assets	$8,839,751	$8,644,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings and current portion of long-term debt	$276,323	$282,478
Current portion of capital lease obligations	13,542	16,557
Accounts payable	2,021,100	1,962,630
Other current liabilities	977,487	896,639

Total current liabilities	3,288,452	3,158,304
Long-term debt, net of current portion	854,021	843,082
Capital lease obligations, net of current portion	11,119	20,211
Other liabilities	201,325	167,606
SHAREHOLDERS’ EQUITY:
Ordinary shares, S$0.01 par value; authorized — 1,500,000,000; issued and outstanding — 517,111,664 and 513,011,778 as of September 30, 2002 and March 31, 2002, respectively	3,061	3,043
Additional paid-in capital	4,928,127	4,898,807
Retained deficit	(383,142)	(286,640)
Accumulated other comprehensive loss	(63,212)	(159,714)

Total shareholders’ equity	4,484,834	4,455,496

Total liabilities and shareholders’ equity	$8,839,751	$8,644,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net sales	$3,340,613	$3,244,918	$6,467,640	$6,355,516
Cost of sales	3,158,386	3,036,169	6,118,316	5,914,972
Unusual charges	—	439,448	179,352	439,448

Gross profit (loss)	182,227	(230,699)	169,972	1,096
Selling, general and administrative	109,911	105,488	224,610	214,304
Intangibles amortization	5,933	3,802	9,167	6,058
Unusual charges	—	76,647	28,471	76,647
Interest and other expense, net	27,856	22,184	46,855	44,550

Income (loss) before income taxes	38,527	(438,820)	(139,131)	(340,463)
Provision for (benefit from) income taxes	3,857	(109,015)	(42,629)	(98,986)

Net income (loss)	$34,670	$(329,805)	$(96,502)	$(241,477)

Earnings (loss) per share:
Basic	$0.07	$(0.69)	$(0.19)	$(0.50)

Diluted	$0.07	$(0.69)	$(0.19)	$(0.50)

Shares used in computing per share amounts:
Basic	516,698	481,381	515,929	480,208

Diluted	524,452	481,381	515,929	480,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended

	September 30,	September 30,
	2002	2001

Net cash provided by operating activities	$411,829	$435,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(110,411)	(232,578)
Purchases of OEM facilities and related assets	(5,319)	(385,623)
Proceeds from sales of investments	—	11,045
Other investments	(51,373)	(9,048)
Acquisitions of businesses, net of cash acquired	(448,871)	(48,779)

Net cash used in investing activities	(615,974)	(664,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings and proceeds from long-term debt	335,847	611,737
Repayments of bank borrowings and long-term debt	(387,563)	(505,461)
Repayments of capital lease obligations	(13,633)	(18,591)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	11,814	22,007
Repurchase of equity instrument	—	(112,000)

Net cash used in financing activities	(53,535)	(2,308)

Effect on cash from exchange rate changes	11,797	489

Net decrease in cash and cash equivalents	(245,883)	(231,302)
Cash and cash equivalents at beginning of period	745,124	631,588

Cash and cash equivalents at end of period	$499,241	$400,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE A — ORGANIZATION OF THE COMPANY

     Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. Flextronics provides electronic manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the handheld electronics devices, information technologies infrastructure, communications infrastructure, computers and office automation, and consumer devices industries. The Company provides manufacturing services, including the assembly of printed circuit boards, or PCBs, and complete systems and products, fabrication and assembly of plastic and metal enclosures, fabrication of PCBs and backplanes, and fabrication and assembly of photonics components. Throughout the production process, the Company offers other services, including design and technology; logistics, such as materials procurement, inventory management, vendor management, packaging, and distribution; and automation of key components of the supply chain through advanced information technologies. The Company also offers after-market services such as repair and warranty services and network installation.

Note B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2002 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

     The Company’s fiscal year is comprised of the 52 weeks ending on March 31 of each year. Interim quarterly reporting periods end on the Friday closest to the last day of each fiscal quarter, except the third and fourth fiscal quarters which end on December 31 and March 31, respectively.

     Amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$) or Euros (€).

     The accompanying condensed consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

Reclassifications

     Certain prior period balances have been reclassified to conform to the current year’s presentation.

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

Translation of Foreign Currencies

     The financial position and results of operations of certain of the Company’s subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, for these subsidiaries all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity.

Revenue Recognition

     The Company adheres to the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements.

     Revenue from manufacturing services is generally recognized upon shipment of the manufactured product to our customers, under contractual terms, which are generally FOB shipping point. Revenue from other services and after-market services is recognized when the services have been performed. Title transfers upon shipment and the customer assumes risks and rewards of ownership of the product. Except in specific circumstances, there are no formal customer acceptance requirements or further Flextronics obligations subsequent to shipment. In specific circumstances in which there are such requirements or further Flextronics obligations, revenue is recognized at the point of said formal acceptance and upon completion of said obligations.

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

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to projected discounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair value.

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

Goodwill and Other Intangibles

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 and No. 142, “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Other intangibles will continue to be valued and amortized over their estimated useful lives; in-process research and development will continue to be written off immediately.

     The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill. The Company evaluates goodwill and other intangibles for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss. If, at the time of the Company’s annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered to be impaired. Further, to the extent that the book value of the Company as a whole is greater than its market capitalization (“fair value”), as of the annual evaluation date, it is likely that some or all of its goodwill could be considered to be impaired. The resulting impairment charge may be considerably larger than the shortfall, if any, of the market capitalization to the book value as a result of subsequent changes to our market capitalization.

     Unless other significant events occur or circumstances change during the Company’s third quarter ending December 31, 2002, we do not expect to perform our annual evaluation until the Company’s fourth quarter of the fiscal year ending March 31, 2003. Future evaluations of goodwill could result in impairment charges that could be material to the Company’s results of operations and financial position.

     The following table summarizes the activity in the Company’s goodwill account during the first six months of fiscal 2003 (in thousands):

Balance as of April 1, 2002	$1,489,449
Additions	435,681
Reclassification to other intangibles	(22,000)
Foreign currency translation adjustments	56,376
Write-offs	(2,074)

Balance as of September 30, 2002	$1,957,432

     All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles. Contractual agreements are being amortized over periods up to ten years. Patents and trademarks and developed technologies are being amortized on a straight-line basis over periods of up to ten years. Other acquired intangibles relate to favorable leases and customer lists, and are amortized on a straight-line basis over one to ten years. No residual value is estimated for the intangible assets. During the first six months of fiscal 2003, there were $22.5 million of additions to intangible assets, primarily related to the reclassification of amounts from goodwill as a result of the Company’s completion of its valuation of certain customer agreements associated with the Company’s acquisition of The Orbiant Group in fiscal 2002. Currently, the Company is in the process of determining the value of its intangible assets acquired from its acquisition of NatSteel Broadway Ltd. and various other acquisitions completed in the current fiscal year. Intangible asset amortization for the six months ended September 30, 2002 and September 30, 2001 was approximately $9.2 million and $6.1 million, respectively. The components of intangible assets are as follows (in thousands):

	September 30, 2002			March 31, 2002

	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Intangibles:
Contractual agreements	$66,168	$(13,153)	$53,015	$44,168	$(9,081)	$35,087
Patents and trademarks	249	(105)	144	206	(93)	113
Developed technologies	1,690	(606)	1,084	1,901	(512)	1,389
Other acquired intangibles	35,215	(22,410)	12,805	31,276	(19,166)	12,110

Total	$103,322	$(36,274)	$67,048	$77,551	$(28,852)	$48,699

     Expected future estimated annual intangible asset amortization expense is as follows (in thousands):

Fiscal years ending:
2003	$15,884	*
2004	22,690
2005	16,284
2006	6,480
2007	5,136
Thereafter	574

Total amortization expense	$67,048

*	Represents six-month period ending March 31, 2003.

Derivative Instruments and Hedging Activities

     On April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. All derivative instruments are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in shareholders’ equity as a separate component of accumulated other comprehensive income (loss) (“OCI”) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

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

     As of September 30, 2002, the fair value of these short-term foreign currency forward contracts was recorded as a liability amounting to $2.8 million. At the same date the Company had in OCI recorded immaterial deferred losses relating to our foreign currency forward contracts. These losses are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial.

Trade Receivables Securitization

     In the first quarter of fiscal 2002, the Company adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125,” which modifies the methods of accounting for securitizations and other transfers of financial assets and collateral. The adoption of SFAS No. 140 did not have a material impact on the financial position, results of operations or cash flows of the Company.

     In March 2002, the Company entered into a receivables securitization agreement and sold a designated pool of qualified trade receivables to a third party qualified special purpose entity, which in turn sold an undivided ownership interest to a conduit, administrated by an unaffiliated financial institution. The Company participates as an investor in the conduit. The agreement, which expires in March 2003, is subject to annual renewal and has a current maximum limit of $250.0 million.

     The receivables securitization agreement allows the operating subsidiaries to receive full cash payment for sold receivables, less a deferred purchase price receivable. Depending on the collection performance of sold receivables, the Company’s portion of the total investment varies.

     The Company has sold $250.9 million of its accounts receivables as of September 30, 2002, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. The Company received net cash proceeds of $135.1 million for the sale of these receivables. The Company has a recourse obligation that is limited to its investment and 5% of the total sold receivables, totaling $116.0 million, as of September 30, 2002. The accounts receivable balances that were sold were removed from the consolidated balance sheet and the proceeds received from the sale are reflected as cash provided by operating activities in the consolidated statement of cash flows.

Note C — INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. Inventories consist of the following (in thousands):

	September 30,	March 31,
	2002	2002

Raw materials	$854,666	$939,222
Work-in-process	195,739	221,846
Finished goods	229,278	131,162

	$1,279,683	$1,292,230

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

     Of the total pre-tax facility closure costs recorded in the June 2002 quarter, $76.9 million related to employee termination costs, of which $59.6 million has been classified as a component of cost of sales. As a result of the various exit plans, the Company identified 5,261 employees to be involuntarily terminated in connection with the various facility closures and consolidations. As of September 30, 2002, 2,235 employees had been terminated, and another 3,026 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations.

     The unusual pre-tax charges recorded in the first quarter of fiscal 2003 included $55.3 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $78.6 million. This amount has been classified as a component of cost of sales during the

June 2002 quarter. Also included in long-lived asset impairment is approximately $1.0 million for the write-off of goodwill. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of assets held for use was determined based on projected discounted cash flows of the asset using a discount rate reflecting the Company’s average cost of funds, plus salvage value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets resulted in write-downs of machinery and equipment of $48.2 million and building and improvements of $7.1 million.

     The unusual pre-tax charges, also included approximately $67.2 million for other exit costs. Approximately $64.5 million of this amount has been classified as a component of cost of sales. Other exit costs included contractual obligations totaling $50.3 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $28.6 million, equipment lease terminations amounting to $10.3 million and payments to suppliers and third parties to terminate contractual agreements amounting to $11.4 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2011 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal 2004. Other exit costs also included charges of $9.9 million relating to asset impairments resulting from customer contracts that were breached when they were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company intends to dispose of the impaired assets, primarily through scrapping and write-offs. The Company expects all disposals to be completed by the end of fiscal 2003. Other exit costs also included $4.3 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $2.7 million primarily included incremental amounts of legal and consulting costs, and various government obligations liable by the Company as a direct result of its facility closures.

     The following table summarizes the balance of the accrued facility closure costs as of September 30, 2002 and the type and amount of closure costs provisioned for and utilized during the first six months of fiscal 2003.

		Long-lived
		asset	Exit
	Severance	impairment	costs	Total

Balance at March 31, 2002	$91,879	$—	$68,668	$160,547
Activities during the quarter:
Provision	76,901	56,279	67,187	200,367
Cash charges	(35,357)	—	(14,527)	(49,884)
Non-cash charges	—	(56,279)	(10,479)	(66,758)

Balance at June 30, 2002	133,423	—	110,849	244,272
Activities during the quarter:
Cash charges	(59,742)	—	(21,107)	(80,849)

Balance at September 30, 2002	73,681	—	89,742	163,423

Less: current portion (classified as other current liabilities)	72,159	—	68,999	141,158

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$1,522	$—	$20,743	$22,265

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

     Of the total pre-tax facility closure costs recorded in fiscal 2002, $153.6 million related to employee termination costs, of which $118.4 million has been classified as a component of cost of sales. As a result of the various exit plans, the Company identified 13,391 employees to be involuntarily terminated in connection with the various facility closures and consolidations. As of September 30, 2002, 11,166 employees had been terminated, and another 2,225 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations.

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

     Earnings per share data were computed as follows (in thousands, except per share amounts):

	Three months ended		Six months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Basic earnings (loss) per share:
Net income (loss)	$34,670	$(329,805)	$(96,502)	$(241,477)

Shares used in computation:
Weighted-average ordinary shares outstanding	516,698	481,381	515,929	480,208

Basic earnings (loss) per share	$0.07	$(0.69)	$(0.19)	$(0.50)

Diluted earnings (loss) per share:
Net income (loss)	$34,670	$(329,805)	$(96,502)	$(241,477)
Shares used in computation:
Weighted-average ordinary shares outstanding	516,698	481,381	515,929	480,208
Shares applicable to dilutive options	7,754 (1)	— (2)	— (2)	— (2)

Shares applicable to diluted earnings	524,452	481,381	515,929	480,208

Diluted earnings (loss) per share	$0.07	$(0.69)	$(0.19)	$(0.50)

(1)	Stock options of the Company calculated based on the treasury stock method using average market price for the period, if dilutive. Options to purchase 28,921,865 shares outstanding during the three months ended September 30, 2002 were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the period.

(2)	Due to the Company’s net losses reported, the ordinary share equivalents from stock options to purchase 19,915,133, 10,603,990 and 20,818,213 shares outstanding were excluded from the computation of diluted earnings per shares during the three months ended September 30, 2001 and the six months ended September 30, 2002 and September 30, 2001, respectively, because to do so would have been anti-dilutive for the periods.

Also, the ordinary share equivalents from stock options to purchase 15,091,196, 29,145,570 and 7,403,964 shares outstanding during the three months ended September 30, 2001, and the six months ended September 30, 2002 and September 30, 2001, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

Additionally, ordinary share equivalents from other equity instruments of 2,771,495 shares outstanding were anti-dilutive for the six months ended September 30, 2001 and therefore not assumed to be converted for diluted earnings per share computation. The Company repurchased the equity instrument in June 2001.

Note F — COMPREHENSIVE INCOME

     The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three months ended		Six months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net income (loss)	$34,670	$(329,805)	$(96,502)	$(241,477)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	4,090	17,348	97,566	(6,926)
Unrealized holding gain (loss) on investments and derivatives, net of tax	2,472	(3,030)	(1,064)	5,514

Comprehensive income (loss)	$41,232	$(315,487)	$—	$(242,889)

Note G — BUSINESS COMBINATIONS AND PURCHASES OF ASSETS

     In October 2001, the Company announced a manufacturing agreement with Xerox Corporation (“Xerox”). The Company acquired Xerox’s manufacturing operations in Aguascalientes, Mexico; El Segundo, California; Mitcheldean, U.K.; Penang, Malaysia; Resende, Brazil; Toronto, Canada; and Venray, Netherlands. The aggregate purchase price for the acquisition amounted to approximately $179.5 million, of which $14.4 million was paid in the current fiscal year. Additionally, the Company entered into a five-year agreement for the manufacture of certain Xerox office equipment and components. The Company completed the acquisition in September 2002.

     In August 2002, the Company acquired all of the outstanding shares of NatSteel Broadway Ltd. (“NatSteel Broadway”) for an aggregate purchase price of approximately $356.9 million, net of cash acquired. Natsteel Broadway’s operations include manufacturing facilities in China and Hungary.

     During the first six months of fiscal 2003, the Company completed certain other business acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for these acquisitions amounted to approximately $77.4 million, net of cash acquired. Additionally, 821,640 ordinary shares were issued related to contingent purchase adjustments for certain historical acquisitions.

     The acquisitions have been accounted for by the purchase method of accounting, and accordingly the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of the acquired operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis. Goodwill and intangibles resulting from the Company’s fiscal 2003 acquisitions, as well as contingent purchase price adjustments for certain historical acquisitions amounted to approximately $436.2 million.

Note H — GEOGRAPHIC REPORTING

     Geographic information is as follows (in thousands):

	Three months ended		Six months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net sales:
Asia	$1,231,615	$878,895	$2,216,346	$1,507,014
Americas	906,770	966,787	1,829,448	2,095,383
Europe	1,355,142	1,581,923	2,818,608	2,956,631
Intercompany eliminations	(152,914)	(182,687)	(396,762)	(203,512)

	$3,340,613	$3,244,918	$6,467,640	$6,355,516

Income (loss) before income tax:
Asia	$52,515	$(29,805)	$82,404	$14,163
Americas	(13,834)	(200,950)	(118,789)	(174,859)
Europe	27,638	(206,914)	(61,927)	(182,774)
Intercompany eliminations and corporate allocations	(27,792)	(1,151)	(40,819)	3,007

	$38,527	$(438,820)	$(139,131)	$(340,463)

	As of	As of
	September 30,	March 31,
	2002	2002

Property, plant and equipment, net:
Asia	$722,163	$584,470
Americas	605,844	717,898
Europe	723,478	730,127

	$2,051,485	$2,032,495

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

Long-Lived Asset Impairment

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 in the first quarter of fiscal 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

Extinguishment of Debt and Sale-Leaseback Transactions

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses.

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

Long-Lived Assets

     We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to projected discounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair value.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill and other intangibles for impairment, on at least an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss. If, at the time of our annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered to be impaired. Further, to the extent that the book value of the Company as a whole is greater than its market capitalization (“fair value”), as of the annual evaluation date, it is likely that some or all of our goodwill could be considered to be impaired. The resulting impairment charge may be considerably larger than the shortfall, if any, of the market capitalization to the book value as a result of subsequent changes to our market capitalization.

     Unless other significant events occur or circumstances change during our third quarter ending December 31, 2002, we do not expect to perform our annual evaluation until our fourth quarter of the fiscal year ending March 31, 2003. Future evaluations of goodwill could result in impairment charges that could be material to our results of operations and financial position.

Allowance for Doubtful Accounts

     We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcome of our credit valuations. We evaluate the collectibility of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers and/or continued worsening of economic conditions may require additional provisions for doubtful accounts.

Inventory Valuation

     Our inventories are stated at the lower of cost (first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as any other lower of cost or market considerations. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in the liquidity or financial position of our customers and/or continued worsening of economic conditions may require additional provisions for inventories due to our customers inability to fulfill their contractual obligations with regard to inventory being held on their behalf.

Exit Costs

     We recognized unusual charges in the first quarter of fiscal 2003 and in fiscals 2002 and 2001, related to our plans to exit certain activities resulting from the identification of duplicate manufacturing and administrative facilities for closure or consolidation. In connection with our exit activities, we recorded unusual charges for employee termination costs, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and a liability for the exit costs was recognized at the date of our commitment to the exit plans in accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The recognition of the unusual charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. The estimates of future liabilities may change, requiring the recording of additional unusual charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

     Refer to Note D, “Unusual Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

Deferred Income Taxes

     Our deferred tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities, that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase our valuation allowance against the deferred tax assets resulting in additional income tax expense.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

	Three months ended		Six months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.5	93.6	94.6	93.1
Unusual charges	—	13.5	2.8	6.9

Gross margin (loss)	5.5	(7.1)	2.6	—
Selling, general and administrative	3.3	3.3	3.5	3.4
Intangibles amortization	0.2	0.1	0.1	0.1
Unusual charges	—	2.4	0.5	1.2
Interest and other expense, net	0.8	0.7	0.7	0.7

Income (loss) before income taxes	1.2	(13.6)	(2.2)	(5.4)
Provision for (benefit from) income taxes	0.2	(3.4)	(0.7)	(1.6)

Net income (loss)	1.0%	(10.2)%	(1.5)%	(3.8)%

Net Sales

     We derive our net sales from the assembly of printed circuit boards, or PCBs, and complete systems and products, fabrication and assembly of plastic and metal enclosures, fabrication of PCBs and backplanes, and fabrication and assembly of photonics components. Throughout the production process, we offer design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging, and distribution; and automation of key components of the supply chain through advanced information technologies. We also offer other after-market services such as repair and warranty services and network and communications installation and maintenance.

     Net sales for the second quarter of fiscal 2003 increased 3.0% to $3.3 billion from $3.2 billion in the same quarter a year ago. Net sales for the first six months of fiscal 2003 increased 2.0% to $6.5 billion from $6.4 billion for the same period in fiscal 2002. The increases in net sales in fiscal 2003 were primarily attributable to contract wins with new and existing customers, including Hewlett-Packard Company (production of ink-jet printers) and Microsoft Corporation (production of the Xbox consumer gaming product), combined with revenues from our acquisitions completed in the second half of fiscal 2002, including, Xerox Corporation (“Xerox”) and The Orbiant Group. The increase was partially offset by weakness in customer demand, particularly in the information technology infrastructure and communications infrastructure markets, as a consequence of the continuing downturn in economic conditions worldwide.

     Our ten largest customers in the first six months of fiscal 2003 accounted for approximately 71% of net sales, with Hewlett-Packard Company and Sony-Ericsson accounting for 15% and 10% of net sales, respectively. In the first six months of fiscal 2002, our ten largest customers accounted for approximately 64% of net sales with Ericsson accounting for approximately 26% of net sales. No other customer accounted for more than 10% of net sales during these periods.

Gross Profit

     Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions.

     Gross margin for the second quarter of fiscal 2003 increased to 5.5% from (7.1)% in the same quarter a year ago. Excluding the unusual pre-tax charges of $439.4 million in the September 2001 quarter, gross margin in the year ago prior quarter was 6.4%. Gross margin for the first six months of fiscal 2003 was 2.6% from 0.0% in the same period a year ago. Excluding the unusual pre-tax charges of $179.4 million and $439.4 million in the first six months of fiscals 2003 and 2002, respectively, gross margin was 5.4% and 6.9%, respectively. The unusual charges were primarily associated with facility closure costs, as more fully described below in “Unusual Charges”. Excluding the impact of unusual charges, gross margins declined as a result of several factors, primarily, (i) under-absorbed fixed costs caused by underutilization of capacity, resulting in part from the continued decline in our customers’ markets, (ii) costs associated with accelerated transfers of customer programs to low-cost locations, (iii) a shift in product mix towards higher volume printed circuit board assembly projects and final system assembly projects, which typically have a lower gross margin because of their higher material content as a percentage of total unit cost and (iv) industry pricing pressures as a consequence of the excess capacity resulting from the continuing economic downturn.

     Increased mix of products that have relatively high material costs as a percentage of total unit costs has historically been a factor that has adversely affected our gross margins. We believe that these and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Unusual Charges

     We recognized unusual pre-tax charges of approximately $207.8 million during the first quarter of fiscal 2003, of which $200.4 million related to the closures and consolidations of various manufacturing facilities and $7.4 million for the impairment of investments in certain technology companies. Approximately $179.4 million of the charges relating to facility closures have been classified as a component of cost of sales.

     We recognized unusual pre-tax charges of approximately $574.4 million during fiscal 2002, of which $530.0 million related to closures of several manufacturing facilities and $44.4 million was primarily for the impairment of investments in certain technology companies. Approximately $464.4 million of the charges relating to facility closures have been classified as a component of cost of sales.

     We believe that the potential cost of goods savings achieved through lower depreciation and reduced employee expenses will be offset in part by reduced revenues at the affected facilities. In addition, we may incur further restructuring charges in the second half of fiscal 2003, as we continue to reconfigure our operations in order to address excess capacity concerns, which may materially affect our results of operations in future periods.

     Refer to Note D, “Unusual Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, or SG&A for the second quarter of fiscal 2003 increased to $109.9 million from $105.5 million in the same quarter of fiscal 2002 and as a percentage of sales remained flat at 3.3%. SG&A increased to $224.6 million in the first six months of fiscal 2003 from $214.3 million in the same period of fiscal 2002. As a percentage of sales, SG&A increased slightly to 3.5% from 3.4% in the same period a year ago. The absolute dollar increases in SG&A in fiscal 2003 was primarily driven by various business acquisitions completed in the latter half of fiscal 2002. In particular, the expansion of our network services business through our acquisition of The Orbiant Group has contributed to the increases as this segment carries significantly higher SG&A costs as a percentage of sales. The increases were offset somewhat by our continued reductions in core spending and efficiencies gained from our restructuring activities.

Intangibles Amortization

     Intangibles amortization for the second quarter of fiscal 2003 increased to $5.9 million from $3.8 million in the year ago quarter. Intangibles amortization increased to $9.2 million in the first six months of fiscal 2003 from $6.1 million in the same period a year ago. The increases in intangibles amortization in fiscal 2003 compared to the same periods of fiscal 2002 were primarily attributed to intangible assets acquired through various business combinations completed in the second half of fiscal 2002. Additionally, incremental intangible amortization was recorded in the September 2002 quarter as a result of the completion of our assessment of the value of intangible assets acquired from The Orbiant Group.

Interest and Other Expense, Net

     Interest and other expense, net was $27.9 million for the second quarter of fiscal 2003 compared to $22.2 million for the corresponding quarter of fiscal 2002. Interest and other expense, net was $46.9 million in the first six months of fiscal 2003 compared to $44.6 million for the corresponding period of fiscal 2002. The increases in fiscal 2003 were driven by reduced gains on sales of marketable securities combined with increased foreign currency losses and increased expenses related to minority ownership interests in certain subsidiaries. These increases were offset to some extent by decreases in interest expense as a result of reduced borrowings in the current fiscal year.

Provision for Income Taxes

     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.

     Our consolidated effective tax rate was a provision of 10% and a benefit of 30.6% for the second quarter and first six months of fiscal year 2003, respectively, compared to benefit of 24.8% and 29.1% for the comparable periods of fiscal 2002. Excluding unusual charges, the effective income tax rate was a provision of 10.5%, 10.5% and 10.3% for the second quarter of fiscal year 2002 and first six months of fiscal 2003 and 2002, respectively. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries in China, Hungary and Malaysia.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had cash and cash equivalents totaling $499.2 million, total bank and other debts totaling $1.2 billion, and $645 million available for future borrowing under our credit facility subject to compliance with certain financial covenants.

     Cash provided by operating activities was $411.8 million and $435.5 million in the first six months of fiscals 2003 and 2002, respectively. The decrease in cash provided by operating activities was primarily due to a reduction in cash generated from working capital in the current fiscal year.

     Cash used in investing activities was $616.0 million and $665.0 million for the first six months of fiscals 2003 and 2002, respectively. Cash used in investing activities during the first half of fiscal 2003 primarily related to (i) net capital expenditures of $110.4 million to purchase equipment and for continued expansion of manufacturing facilities in lower cost [high volume] centers, (ii) payment of $51.4 million primarily related to our participation in the asset securitization agreement entered into in March 2002 and (iii) payment of $448.9 million for acquisitions of businesses , primarily NatSteel Broadway.

     Cash used in investing activities for the first six months of fiscal 2002 consisted primarily of (i) net capital expenditures of $232.6 million to purchase equipment and for continued expansion of manufacturing facilities, (ii) payment of $385.6 million for purchases of manufacturing facilities and related assets from OEMs and (iii) payment of $48.8 million for acquisitions of businesses.

     Net cash used in financing activities was $53.5 million and $2.3 million for the first six months of fiscals 2003 and 2002, respectively. Cash used in financing activities during the first six months of fiscal 2003 related to repayments of debt obligations of approximately $387.6 million, offset by additional borrowings of $335.8 million and $11.8 million in proceeds from ordinary shares issued from our stock plans. Cash used in financing activities during the first six months of fiscal 2002 resulted from the payment of $112.0 million for the repurchase of an equity instrument previously issued to Motorola, $505.5 million used for the repayment of debt obligations, offset by $611.7 million of proceeds from long-term debt and bank borrowings and $22.0 million in proceeds from ordinary shares issued from our stock plans.

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

     We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facility will be sufficient to fund our operations through at least the next twelve months. Historically, we have funded our operations from the proceeds of public offerings of equity and debt securities, cash and cash equivalents generated from operations, bank debt, sales of accounts receivable and lease financings. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. The sale of equity or convertible debt securities could result in dilution to our current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of our ordinary shares, and the terms of this debt could impose restrictions on our operations. Such financings and other transactions may not be available on terms acceptable to us or at all.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     We have an $800.0 million revolving credit facility with a syndicate of domestic and foreign banks. The credit facility consists of two separate credit agreements, one providing for up to $400.0 million principal amount of revolving credit loans to us (“Tranche A”) and one providing for up to $400.0 million principal amount of revolving credit loans to our U.S. subsidiary, Flextronics International USA, Inc. (“Tranche B”). Both Tranche A and Tranche B are split one-third to a 364-day facility and two-thirds to a three-year facility. Borrowings under the credit facility bear interest, at our option, either at (i) the base rate (as defined in the credit facility); or (ii) the LIBOR rate (as defined in the credit facility) plus the applicable margin for LIBOR loans ranging between 0.875% and 2.25%, based on our credit ratings and facility usage. We are required to pay a quarterly commitment fee ranging from 0.125% to 0.50% per annum, based on our credit ratings, of the unutilized portion of the credit facility.

     The credit facility is unsecured, and contains certain restrictions on our ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The credit facility also requires that we maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, and amortization), a minimum ratio of fixed charge coverage, and a minimum net worth, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by us and certain of our subsidiaries. As of September 30, 2002, we were in compliance with our covenants. As of September 30, 2002, we had $155.0 million of outstanding borrowings under our credit facility, all of which were outstanding under the three-year facility, and additional borrowings of $645.0 million were available to us under the credit facility.

     Our outstanding debt obligations include: (i) borrowings outstanding related to our senior subordinated notes, (ii) amounts drawn by subsidiaries on various lines of credit, (iii) properties financed under mortgage loans, (iv) equipment financed under capital leases and (v) other term obligations. Additionally, we lease certain of our facilities under operating lease commitments. There have been no material changes to our debt obligations, except for the increased borrowings under our credit facility as noted above.

     In March 2002, we entered into a receivables securitization agreement and sold a designated pool of qualified trade receivables to a third party qualified special purpose entity, which in turn sold an undivided ownership interest to a conduit, administrated by an unaffiliated financial institution. We participate as an investor in the conduit. The agreement, which expires in March 2003, is subject to annual renewal and has a current maximum limit of

$250.0 million. We have sold $250.9 million of our accounts receivables as of September 30, 2002, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. We received net cash proceeds of $135.1 million on the sale of these receivables. We have a recourse obligation that is limited to our investment and 5% of the total sold receivables, totaling $116.0 million as of September 30, 2002. The accounts receivable balances that were sold were removed from the consolidated balance sheet and the proceeds received from the sale are reflected as cash provided by operating activities in the consolidated statement of cash flows.

     In fiscal 2002, we entered into operating leases with respect to properties located in Mexico and Texas. During fiscal 2002, we completed construction on the property in Mexico and began construction on the property in Texas. The amounts outstanding on the Mexico and Texas properties as of September 30, 2002, were $22.9 million and $53.5 million, respectively. Upon the expiration of these leases in 2006 and 2008, respectively, we may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. We also have the right to purchase the buildings at fair market value at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. We have provided a residual value guarantee, which means that if the building is sold to a third party, we are responsible for making up any shortfall between the actual sales price and the amount funded under the leases.

RELATED PARTY TRANSACTIONS

     In prior years, we have loaned approximately $12.5 million to various of our executive officers. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 2.48% to 7.25%. The remaining outstanding balance of the loans, including accrued interest, as of September 30, 2002, was approximately $12.9 million. Additionally, in connection with an investment partnership, one of our subsidiaries has made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of September 30, 2002 was approximately $1.0 million. We will not make any further loans to our executive officers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes during the three and six months ended September 30, 2002 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

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

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including substantial increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our expansion, both through internal growth and acquisitions, has contributed to our incurring significant unusual charges. A detailed description of the amount of these unusual charges is included in Note C, “Unusual Charges,” of the Notes to Condensed Consolidated Financial Statements.

We depend on the handheld electronics devices, information technologies infrastructure, communications infrastructure and computer and office automation industries which continually produce technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis could harm our business.

     We depend on sales to customers in the handheld devices, information technologies infrastructure, communications infrastructure and computer and office automation industries. During the first six months of fiscal 2003, we derived approximately 30% of our revenues from customers in the handheld devices industry, which includes cell phones, pagers and personal digital assistants; approximately 8% of our revenues from providers of information technologies infrastructure, which includes servers, workstations, storage systems, mainframes, hubs and routers; approximately 15% of our revenues from providers of communications infrastructure, which includes equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches and broadband devices; approximately 29% of our revenues from customers in the computers and office automation industry, which includes copiers, scanners, graphic cards, desktop and notebook computers and peripheral devices such as printers and projectors; and approximately 12% of our revenues from the consumer devices industry, including set-top boxes, home entertainment equipment, cameras and home appliances. The remaining 6% of our revenues was derived from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

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

     Providers of electronics manufacturing services, or EMS, must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Many of our customers’ industries are experiencing a significant decrease in demand for their products and services. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period, as well as causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins. In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers, if unanticipated, can result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and related stresses at the other.

     In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We often increase staffing, increase capacity and incur other expenses to meet the anticipated demand of our customers, which may cause reductions in our gross margins if customer orders continue to be delayed or cancelled. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our customers’ products. On occasion, customers may require rapid production turnaround, which can stress our resources and reduce margins. Although we have increased our manufacturing capacity, and plan further increases, we may not have sufficient capacity at any given time to meet our customers’ demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand could harm our gross profit and operating income.

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

We are exposed to intangible asset risk.

     We have a substantial amount of intangible assets. These intangible assets are generally attributable to acquisitions and represent the difference between the purchase price paid for the acquired businesses and the fair value of net tangible assets of the acquired businesses. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to evaluate goodwill and other intangibles for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. For the current fiscal year, this evaluation is set to be completed in our fourth quarter. As a result of the evaluation, we may determine that intangible asset values need to be written down to their fair value and as such, resulting in a charge to our income statement.

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

     Since the beginning of fiscal 2001, we have completed several strategic transactions with OEM customers, including, among others, The Orbiant Group, Xerox, Alcatel and Ericsson. In addition, in October 2002, we completed a strategic transaction with Casio with respect to our management of certain of their operations. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease (or in some cases acquire) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers in the first six months of fiscal 2003 and fiscal 2002 accounted for approximately 71% and 64%, respectively, of net sales in those periods. Our largest customers during the first six months of fiscal 2003 were Hewlett-Packard and Sony-Ericsson, accounting for approximately 15% and 10% of net sales, respectively. Our largest customer during the first six months of fiscal 2002 was Ericsson, accounting for approximately 26% of net sales. No other customer accounted for more than 10% of net sales in the first six months of fiscal 2003 and fiscal 2002.

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

Our industry is extremely competitive.

     The EMS industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of internal production. Some of our competitors may have substantially greater market share and manufacturing, financial and marketing resources than us.

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

     The attractiveness of our services to our U.S. customers can be affected by changes in U.S. trade policies, such as most favored nation status and trade preferences for some Asian countries. In addition, some countries in which we operate, such as Brazil, the Czech Republic, Hungary, Mexico, Malaysia, Poland and Thailand, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as Brazil, China and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. Finally, we could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

We are exposed to fluctuations in foreign currency exchange rates.

     We transact business in various foreign countries. We manage our foreign currency exposure by borrowing in various foreign currencies and by entering into foreign exchange forward contracts only with respect to transaction exposure. We try to maintain a fully hedged position for all certain, known transaction exposures. These exposures are primarily, but not limited to, revenues, vendor payments, accrued expenses and inter-company balances in currencies other than the functional currency unit of the operating entity. We will first evaluate and, to the extent possible, use non-financial techniques, such as currency of invoice, leading and lagging payments, receivable management or local borrowing to reduce transaction exposure before taking steps to minimize remaining exposure with financial instruments. The credit risk of these forward contracts is minimal since the contracts are with large financial institutions. We hedge committed exposures and these forward contracts generally do not subject us to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged. On April 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138, and as such all foreign currency forward contracts are reported on the balance sheet at fair value. The majority of these foreign exchange contracts expire in less than one month and almost all expire within three months. They will settle in Euro, British pound, Czech krone, Danish krone, Hungarian forint, Israeli new shekel, Japanese yen, Malaysian ringgit, Norwegian kronor, Polish zloty, Singapore dollar, Swedish kronor, Swiss franc and U.S. dollar.

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

ITEM 4. OTHER INFORMATION

(a)	Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE ON SECURITY HOLDERS

     We held our Annual General Meeting of Shareholders on August 29, 2002, at which the following matters were acted upon:

1a)	Re-election of Mr. Michael E. Marks to the Board of Directors	For: Against:	404,174,001 2,325,186
1b)	Re-election of Mr. Michael J. Moritz to the Board of Directors	For: Against:	403,972,782 2,526,405
2)	Election of Mr. Hirotaka Takeuchi to the Board of Directors	Proposal withdrawn*
3)	Re-appointment of Mr. Patrick Foley to the Board of Directors	For: Against:	403,950,057 2,549,130
4)	Adoption of the audited accounts for the fiscal year ended March 31, 2002 together with the Reports of Directors and Auditors thereon.	For: Against: Abstain:	402,974,316 834,225 2,690,646
5)	Appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2003.	For: Against: Abstain:	403,600,031 1,838,540 1,060,616
6)	Approval of amendments to the Company’s 2001 Equity Incentive Plan.	For: Against: Abstain:	254,647,895 149,688,014 2,163,278
7)	Approval of amendments to the Company’s 1997 Employee Share Purchase Plan	For: Against: Abstain:	278,624,343 125,902,764 1,972,080
8)	Approval of grant to the Board of Directors of authority to allot and issue or grant options in respect of ordinary shares	For: Against: Abstain:	386,629,575 17,896,408 1,973,203

9)	Approval of grant to the Board of Directors of authority to allot and issue bonus shares	For: Against: Abstain: Non-vote:	285,912,157 13,742,146 2,193,152 104,651,732
10)	Approval of grant to the Board of Directors of authority to purchase or otherwise acquire the Company’s issued ordinary shares	For: Against: Abstain: Non-vote:	296,134,491 3,691,513 2,021,451 104,651,732

*	The proposal to elect Mr. Takeuchi to the Board of Directors was withdrawn, as Mr. Takeuchi’s employer, the Japanese government, did not timely approve his appointment.

     Neither abstentions nor broker non-votes are counted in tabulations of the votes cast on proposals presented to shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)	Exhibits

Exhibit No.	Exhibit

15.02	Letter in lieu of consent from Deloitte & Touche LLP, dated November 11, 2002 regarding unaudited interim financial information

(b)	Reports on Form 8-K

     On August 29, 2002, we filed a current report on Form 8-K reporting that the following proposals were approved by our shareholders at our Annual General Meeting of Shareholders that was held on the same date:

1.	Approval of the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2003 in place of Arthur Andersen LLP, in accordance with Singapore statutory laws.

2.	Approval of amendments to our 2001 Equity Incentive Plan and 1997 Employee Stock Purchase Plan. The 2001 Equity Incentive Plan has been amended to provide that (a) under the automatic option grant program, individuals who first become non-employee directors will automatically receive options to purchase 25,000 ordinary shares, rather than the 20,000 ordinary shares previously provided, and eligible continuing directors will automatically annually receive options to purchase 12,500 ordinary shares on the date of the Annual General Meeting, including the 2002 Annual General Meeting, rather than the 6,000 ordinary shares previously provided; and (b) under the discretionary option grant program, non-employee directors will be eligible to receive options to purchase up to an aggregate of 100,000 ordinary shares per calendar year, rather than the 50,000 ordinary shares previously provided. The 1997 Employee Stock Purchase Plan has been amended to increase the maximum number of ordinary shares authorized for issuance by 1,000,000 ordinary shares from 2,400,000 ordinary shares to 3,400,000 ordinary shares.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused its Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD. (Registrant)

Date: November 12, 2002	/s/	Michael E. Marks

Michael E. Marks Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 12, 2002	/s/	Robert R.B. Dykes

Robert R.B. Dykes President, Systems Group and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2002	/s/	Thomas J. Smach

Thomas J. Smach Vice President, Finance (Principal Accounting Officer)

CERTIFICATIONS

I, Michael E. Marks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Flextronics International Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Michael E. Marks Michael E. Marks Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

I, Robert R.B. Dykes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Flextronics International Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Robert R.B. Dykes Robert R.B. Dykes President, Systems Group and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

15.02	Letter in lieu of consent from Deloitte & Touche LLP, dated November 11, 2002 regarding unaudited interim financial information