Form 10-Q
period 2002-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 2003-02-11
CIK 866374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

     At February 5, 2003, there were 519,032,636 ordinary shares, S$0.01 par value, outstanding.

FLEXTRONICS INTERNATIONAL LTD.

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders
of Flextronics International Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (collectively, the “Company”) as of December 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three- and nine-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements as of December 31, 2002, and for the three- and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial information as of March 31, 2002, and for the three- and nine-month periods ended December 31, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
January 20, 2003

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)
(Unaudited)

	December 31,	March 31,
	2002	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$613,641	$745,124
Accounts receivable, net	1,619,683	1,866,576
Inventories, net	1,198,081	1,292,230
Deferred income taxes	55,054	51,954
Other current assets	460,644	597,303

Total current assets	3,947,103	4,553,187
Property, plant and equipment, net	2,026,633	2,032,495
Deferred income taxes	380,941	312,996
Goodwill and other intangibles, net	2,126,270	1,538,148
Other assets	384,737	207,873

Total assets	$8,865,684	$8,644,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings and current portion of long-term debt	$248,495	$282,478
Current portion of capital lease obligations	10,826	16,557
Accounts payable	1,981,206	1,962,630
Other current liabilities	1,038,899	896,639

Total current liabilities	3,279,426	3,158,304
Long-term debt, net of current portion	848,321	843,082
Capital lease obligations, net of current portion	8,568	20,211
Other liabilities	222,522	167,606
SHAREHOLDERS’ EQUITY:
Ordinary shares, S$0.01 par value; authorized — 1,500,000,000; issued and outstanding – 518,713,103 and 513,011,778 as of December 31, 2002 and March 31, 2002, respectively	3,069	3,043
Additional paid-in capital	4,934,972	4,898,807
Retained deficit	(389,619)	(286,640)
Accumulated other comprehensive loss	(41,575)	(159,714)

Total shareholders’ equity	4,506,847	4,455,496

Total liabilities and shareholders’ equity	$8,865,684	$8,644,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Net sales	$3,851,494	$3,453,039	$10,319,134	$9,808,555
Cost of sales	3,638,559	3,226,461	9,756,875	9,141,433
Unusual charges	86,892	—	266,244	439,448

Gross profit	126,043	226,578	296,015	227,674
Selling, general and administrative	115,502	109,341	340,112	323,645
Intangibles amortization	6,147	3,053	15,314	9,111
Unusual charges	9,696	—	38,167	76,647
Interest and other expense, net	23,901	22,746	70,756	67,296

Income (loss) before income taxes	(29,203)	91,438	(168,334)	(249,025)
Provision for (benefit from) income taxes	(22,726)	9,449	(65,355)	(89,537)

Net income (loss)	$(6,477)	$81,989	$(102,979)	$(159,488)

Earnings (loss) per share:
Basic	$(0.01)	$0.17	$(0.20)	$(0.33)

Diluted	$(0.01)	$0.16	$(0.20)	$(0.33)

Shares used in computing per share amounts:
Basic	517,810	485,808	516,508	480,455

Diluted	517,810	507,942	516,508	480,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended

	December 31,	December 31,
	2002	2001

Net cash provided by operating activities	$754,607	$605,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(156,652)	(285,071)
Purchases of OEM facilities and related assets	(7,152)	(396,346)
Proceeds from sales of investments	—	15,802
Other investments	(142,251)	(9,048)
Acquisitions of businesses, net of cash acquired	(489,890)	(280,980)

Net cash used in investing activities	(795,945)	(955,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings and proceeds from long-term debt	534,919	1,039,153
Repayments of bank borrowings and long-term debt	(633,534)	(786,459)
Repayments of capital lease obligations	(19,881)	(27,685)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	20,756	53,098
Repurchase of equity instrument	—	(112,000)

Net cash provided by (used in) financing activities	(97,740)	166,107

Effect on cash from exchange rate changes	7,595	1,541

Net decrease in cash and cash equivalents	(131,483)	(182,628)
Cash and cash equivalents at beginning of period	745,124	631,588

Cash and cash equivalents at end of period	$613,641	$448,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE A – ORGANIZATION OF THE COMPANY

     Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. Flextronics provides electronic manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the handheld electronics devices, information technologies infrastructure, communications infrastructure, computers and office automation, and consumer devices industries. The Company provides manufacturing services, including the assembly of printed circuit boards, and complete systems and products, fabrication and assembly of plastic and metal enclosures, fabrication of printed circuit boards and backplanes, and fabrication and assembly of photonics components, as well as various product and after market services. Throughout the production process, the Company offers other services, including design and information technology; logistics, such as materials procurement, inventory management, vendor management, packaging, and distribution; and automation of key components of the supply chain through advanced information technologies. The Company also offers after-market services such as repair and warranty services and network and communications installation and maintenance.

Note B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2002 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currencies

     The financial position and results of operations of certain of the Company’s subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, for these subsidiaries all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity.

Revenue Recognition

     Revenue from manufacturing services is generally recognized upon shipment of the manufactured product to our customers, under contractual terms, which are generally FOB shipping point. Revenue from other services and after-market services is recognized when the services have been performed. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Except in specific circumstances, there are no formal customer acceptance requirements or further Flextronics obligations subsequent to shipment. In specific circumstances in which there are such requirements or further Flextronics obligations, revenue is recognized at the point of said formal acceptance and upon completion of said obligations.

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

     The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill. The Company evaluates goodwill and other intangibles for impairment, at least on an annual basis, during its fourth fiscal quarter, and whenever changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss. If, at the time of the Company’s annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered to be impaired. Further, to the extent that the book value of the Company as a whole is greater than its market capitalization (“fair value”), as of the annual evaluation date, there is a potential likelihood that some or all of its goodwill could be considered impaired. The resulting impairment charge may be considerably larger than the shortfall, if any, of the market capitalization to the book value as a result of subsequent changes to our market capitalization.

     The following table summarizes the activity in the Company’s goodwill account during the nine months ended December 31, 2002 (in thousands):

Balance as of April 1, 2002	$1,489,449
Additions	504,443
Reclassification to other intangibles	(22,000)
Foreign currency translation adjustments	93,112
Write-offs	(2,074)

Balance as of December 31, 2002	$2,062,930

     All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles. Contractual agreements are being amortized over periods up to ten years. Patents and trademarks and developed technologies are being amortized on a straight-line basis over periods of up to ten years. Other acquired intangibles relate to favorable leases and customer lists, and are amortized on a straight-line basis over one to ten years. No residual value is estimated for the intangible assets. During the nine months ended December 31, 2002, there were $22.7 million of additions to intangible assets, primarily related to customer agreements purchased in connection with the Company’s acquisition of The Orbiant Group in fiscal 2002. The Company is in the process of determining the value of its intangible assets acquired from its acquisition of NatSteel Broadway Ltd. and various other recent acquisitions and expects to complete this by the end of the current fiscal year. Intangible assets amortization for the nine months ended December 31, 2002 and December 31, 2001 was approximately $15.3 million and $9.1 million, respectively. The components of intangible assets are as follows (in thousands):

	December 31, 2002			March 31, 2002

	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Intangibles:
Contractual agreements	$66,168	$(16,042)	$50,126	$44,168	$(9,081)	$35,087
Patents and trademarks	249	(116)	133	206	(93)	113
Developed technologies	1,690	(655)	1,035	1,901	(512)	1,389
Other acquired intangibles	36,288	(24,242)	12,046	31,276	(19,166)	12,110

Total	$104,395	$(41,055)	$63,340	$77,551	$(28,852)	$48,699

     Expected future estimated annual amortization expense is as follows (in thousands):

Fiscal years ending:
2003	$10,182	*
2004	23,623
2005	17,071
2006	6,626
2007	5,252
Thereafter	586

Total amortization expense	$63,340

•	Represents three-month period ending March 31, 2003.

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

     As of December 31, 2002, the fair value of these short-term foreign currency forward contracts was recorded as a liability amounting to $4.1 million. At the same date, the Company had recorded in OCI immaterial deferred losses relating to our foreign currency forward contracts. These losses are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial.

Trade Receivables Securitization

     In the first quarter of fiscal 2002, the Company adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of FASB Statement No. 125,” which modifies the methods of accounting for securitizations and other transfers of financial assets and collateral. The adoption of SFAS No. 140 did not have a material impact on the financial position, results of operations or cash flows of the Company.

     In March 2002, the Company entered into a receivables securitization agreement and sold a designated pool of qualified trade receivables to a third party qualified special purpose entity, which in turn sold an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. The Company participates as an investor in the conduit. The agreement, which expires in March 2003, is subject to annual renewal and has a current maximum limit of $250.0 million.

     The receivables securitization agreement allows the operating subsidiaries to receive full cash payment for sold receivables, less a deferred purchase price receivable. Depending on the collection performance of sold receivables, the Company’s portion of the total investment varies.

     The Company has sold $421.8 million of its accounts receivable as of December 31, 2002, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. The Company received net cash proceeds of $207.0 million for the sale of these receivables. The Company has a recourse obligation that is limited to its investment and 5% of the total sold receivables, totaling $214.8 million, as of December 31, 2002. The accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

Note C — INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. Inventories consist of the following (in thousands):

	December 31,	March 31,
	2002	2002

Raw materials	$755,763	$939,222
Work-in-process	245,344	221,846
Finished goods	196,974	131,162

	$1,198,081	$1,292,230

Note D — UNUSUAL CHARGES

Fiscal 2003

     The Company recognized net unusual pre-tax charges of approximately $304.4 million during the nine months ended December 31, 2002, of which $297.0 million related to the closures and consolidations of various manufacturing facilities and $7.4 million related to the impairment of investments in certain technology companies. As further discussed below, $179.4 million and $86.9 million of the charges relating to facility closures were classified as a component of cost of sales in the first and third quarters of fiscal 2003, respectively.

     Net unusual charges recorded during the nine months ended December 31, 2002 by reportable geographic regions were as follows: Americas, $174.5 million; Asia, $1.8 million; and Europe, $128.1 million.

     The components of the net unusual charges recorded during the first and third quarters of fiscal 2003 were as follows (in thousands):

	First Quarter	Third Quarter	Total
	Charges	Charges	Charges

Facility closure costs:
Severance	$76,901	$41,574	$118,475	cash
Long-lived asset impairment	56,279	14,285	70,564	non-cash
Exit costs	67,187	40,729	107,916	cash/non-cash

Total facility closure costs	200,367	96,588	296,955
Other unusual charges	7,456	—	7,456	non-cash

Net unusual charges before income tax benefit	207,823	96,588	304,411
Income tax benefit	(49,826)	(29,460)	(79,286)

Net unusual charges	$157,997	$67,128	$225,125

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

     The Company has recorded during the nine months ended December 31, 2002, approximately $118.5 million of net employee termination costs associated with the involuntary terminations of 8,108 identified employees in connection with the various facility closures and consolidations. As of December 31, 2002, 4,122 employees had been terminated, and another 3,986 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations. Approximately $59.6 million and $34.6 million of the net charges were classified as a component of cost of sales in the first and third quarters of fiscal 2003, respectively. The third quarter charges reflect a reversal of prior period unusual charges of approximately $5.8 million due to changes in estimated severance payment amounts and a reduction in the number employees that were previously identified for termination.

     The unusual pre-tax charges recorded during the nine months ended December 31, 2002 included $70.6 million for the net write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $121.4 million. Approximately $55.3 million and $9.5 million of this net amount were classified as a component of cost of sales in the first and third quarters of fiscal 2003, respectively. Also included in long-lived asset impairment is approximately $1.0 million for the write-off of goodwill. The third quarter charges reflect a reversal of prior period unusual charges of approximately $26.1 million due to changes in previously estimated fair values of certain property, plant and equipment. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of assets held for use was determined based on projected discounted cash flows of the asset using a discount rate reflecting the Company’s average cost of funds, plus salvage value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets resulted in net write-downs of machinery and equipment of $55.2 million and building and improvements of $9.8 million.

     The net unusual pre-tax charges recorded during the nine months ended December 31, 2002, also included approximately $107.9 million for other net exit costs. Approximately $64.4 million and $42.8 million of this net amount were classified as a component of cost of sales in the first and third quarters of fiscal 2003, respectively. The third quarter charges reflect a reversal of prior period unusual charges of approximately $7.3 million relating to revisions of previous estimates, primarily related to our ability to successfully negotiate reductions in certain contractual obligations. Other net exit costs included contractual obligations totaling $75.6 million, which were incurred directly as a result of the various exit plans. The net contractual obligations consisted of facility lease terminations amounting to $49.9 million, equipment lease terminations amounting to $14.4 million and payments to suppliers and third parties to terminate contractual agreements amounting to $11.3 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2017 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal 2004. Other net exit costs also included net charges of $19.7 million relating to asset impairments resulting from customer contracts that were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company intends to dispose of the impaired assets by the end of fiscal 2003, primarily through scrapping and write-offs. Other net exit costs also included $11.0 million of net facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $1.6 million primarily included incremental amounts of legal and consulting costs, and various government obligations for which the Company is liable as a direct result of its facility closures.

     The following table summarizes the balance of the net accrued facility closure costs as December 31, 2002 and the type and amount of closure costs provisioned for and utilized during the nine months ended December 31, 2002.

		Long-lived
		asset	Exit
	Severance	impairment	costs	Total

Balance at March 31, 2002	$91,879	$—	$68,668	$160,547
Activities during the quarter:
Provision	76,901	56,279	67,187	200,367
Cash charges	(35,357)	—	(14,527)	(49,884)
Non-cash charges	—	(56,279)	(10,479)	(66,758)

Balance at June 30, 2002	133,423	—	110,849	244,272
Activities during the quarter:
Cash charges	(59,742)	—	(21,107)	(80,849)

Balance at September 30, 2002	73,681	—	89,742	163,423
Activities during the quarter:
Provision (net of reversals)	41,574	14,285	40,729	96,588
Cash charges	(33,640)	—	(21,966)	(55,606)
Non-cash charges	—	(14,285)	(6,097)	(20,382)

Balance at December 31, 2002	81,615	—	102,408	184,023
Less: current portion (classified as other current liabilities)	78,133	—	75,452	153,585

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$3,482	$—	$26,956	$30,438

Fiscal 2002

     The Company recognized unusual pre-tax charges of approximately $574.4 million during fiscal 2002, of which $530.0 million related to closures of several manufacturing facilities and $44.4 million was primarily for the impairment of investments in certain technology companies. As further discussed below, $464.4 million of the charges relating to facility closures were classified as a component of cost of sales.

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

     Of the total pre-tax facility closure costs recorded in fiscal 2002, $153.6 million related to employee termination costs, of which $118.4 million was classified as a component of cost of sales. As a result of the various exit plans, the Company identified 13,391 employees to be involuntarily terminated in connection with the various facility closures and consolidations.

     The unusual pre-tax charges recorded in fiscal 2002 included $163.7 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $232.6 million. This amount was classified as a component of cost of sales during fiscal 2002. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. For assets being held for use, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets resulted in write-downs of machinery and equipment of $105.7 million and building and improvements of $58.0 million.

     The unusual pre-tax charges, also included approximately $212.7 million for other exit costs. Approximately $182.3 million of this amount was classified as a component of cost of sales. Other exit costs included contractual obligations totaling $61.6 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $27.2 million, equipment lease terminations amounting to $13.2 million and payments to suppliers and third parties to terminate contractual agreements amounting to $21.2 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2007 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal 2003. Other exit costs also included charges of $98.0 million relating to asset impairments resulting from customer contracts that were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2002. Also included in other exit costs were charges amounting to $8.0 million for the incremental costs for warranty work incurred by the Company for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $8.2 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $36.9 million, primarily included incremental amounts of legal and environmental costs, and various government obligations for which the Company is liable for as a direct result of its facility closures.

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

     Earnings per share data were computed as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Basic earnings (loss) per share:
Net income (loss)	$(6,477)	$81,989	$(102,979)	$(159,488)

Shares used in computation:
Weighted-average ordinary shares outstanding	517,810	485,808	516,508	480,455

Basic earnings (loss) per share	$(0.01)	$0.17	$(0.20)	$(0.33)

Diluted earnings (loss) per share:
Net income (loss)	$(6,477)	$81,989	$(102,979)	$(159,488)

	Three months ended			Nine months ended

	December 31,	December 31,		December 31,	December 31,
	2002	2001		2002	2001

Shares used in computation:
Weighted-average ordinary shares outstanding	517,810	485,808		516,508	480,455
Shares applicable to exercise of dilutive options	— (2)	19,380	(1)	— (2)	— (2)
Shares applicable to holdback consideration	—	2,754	(3)	—	—

Shares applicable to diluted earnings	517,810	507,942		516,508	480,455

Diluted earnings (loss) per share	$(0.01)	$0.16		$(0.20)	$(0.33)

(1)	Options to purchase 13,731,826 shares outstanding during the three months ended December 31, 2001 were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the period.

(2)	Due to the Company’s net losses reported, the ordinary share equivalents from stock options to purchase 8,297,576, 8,658,975 and 20,196,310 shares outstanding were excluded from the computation of diluted earnings per share during the three months ended December 31, 2002 and the nine months ended December 31, 2002 and December 31, 2001, respectively, because inclusion would be anti-dilutive for the periods.

Also, the ordinary share equivalents from stock options to purchase 28,695,713, 28,481,252 and 7,259,002 shares outstanding during the three months ended December 31, 2002 and the nine months ended December 31, 2002 and December 31, 2001, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

Additionally, ordinary share equivalents from other equity instruments of 333,189, 111,063 and 1,824,148 shares outstanding were anti-dilutive for the three months ended December 31, 2002 and the nine months ended December 31, 2002 and December 31, 2001, respectively, and therefore not assumed to be converted for diluted earnings per share computation. The Company repurchased the equity instrument issued to Motorola in June 2001.

(3)	The ordinary share equivalents from holdback consideration constitutes shares to be issued to the former shareholders of companies acquired by Flextronics at the resolution of agreed upon contingencies. Holdback shares are included in the computation of diluted earnings per share during the three months ended December 31, 2001, based on conditions existing at the end of the period that indicated that such shares would be issuable if the contingency period had ended.

Note F — COMPREHENSIVE INCOME

     The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Net income (loss)	$(6,477)	$81,989	$(102,979)	$(159,488)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	20,883	(10,975)	118,449	(17,901)
Unrealized holding gain (loss) on investments and derivatives, net of tax	754	(3,402)	(310)	2,112

Comprehensive income (loss)	$15,160	$67,612	$15,160	$(175,277)

Note G — BUSINESS COMBINATIONS AND PURCHASES OF ASSETS

     In October 2001, the Company announced a manufacturing agreement with Xerox Corporation (“Xerox’). The Company acquired Xerox’s manufacturing operations in Aguascalientes, Mexico; El Segundo, California; Mitcheldean, U.K.; Penang, Malaysia; Resende, Brazil; Toronto, Canada; and Venray, Netherlands. The aggregate purchase price for the acquisition amounted to approximately $179.5 million, of which $14.4 million was paid in the current fiscal year. Additionally, the Company entered into a five-year agreement for the manufacture of certain Xerox office equipment and components. The Company completed the acquisition in September 2002.

     In August 2002, the Company acquired all of the outstanding shares of NatSteel Broadway Ltd. (“NatSteel Broadway”) for an aggregate purchase price of approximately $356.9 million, net of cash acquired. Natsteel Broadway’s operations include manufacturing facilities in China and Hungary. The Company has not finalized the allocation of the consideration for the NatSteel Broadway acquisition and expects to complete this by the end of the current fiscal year.

     During the first nine months of fiscal 2003, the Company completed certain other business acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for these acquisitions amounted to approximately $103.2 million, net of cash acquired. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete this by the end of the current fiscal year. Additionally, 1,639,336 ordinary shares were issued related to contingent purchase price adjustments for certain historical acquisitions.

     All of the above acquisitions have been accounted for using the purchase method of accounting, and accordingly, the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis. Goodwill and intangibles resulting from the Company’s fiscal 2003 acquisitions, as well as contingent purchase price adjustments for certain historical acquisitions amounted to approximately $504.9 million.

Note H — GEOGRAPHIC REPORTING

     Geographic information is as follows (in thousands):

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Net sales:
Asia	$1,573,631	$953,447	$3,789,977	$2,460,461
Americas	855,074	1,047,351	2,684,522	3,142,734
Europe	1,669,618	1,685,707	4,488,226	4,642,338
Intercompany eliminations	(246,829)	(233,466)	(643,591)	(436,978)

	$3,851,494	$3,453,039	$10,319,134	$9,808,555

Income (loss) before income tax:
Asia	$56,347	$44,142	$138,751	$58,305
Americas	(55,484)	36,258	(174,273)	(138,601)
Europe	(11,264)	23,992	(73,191)	(158,782)
Intercompany eliminations and corporate allocations	(18,802)	(12,954)	(59,621)	(9,947)

	$(29,203)	$91,438	$(168,334)	$(249,025)

	As of	As of
	December 31,	March 31,
	2002	2002

Property, plant and equipment, net:
Asia	$754,670	$584,470
Americas	588,664	717,898
Europe	683,299	730,127

	$2,026,633	$2,032,495

     Revenues are generally attributable to the country in which the product is manufactured.

     For purposes of the preceding tables, “Asia” includes China, Japan, India, Malaysia, Mauritius, Singapore, Taiwan and Thailand, “Americas” includes Brazil, Canada, Mexico and the United States, “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Norway, Poland, Scotland, Spain, Sweden, Switzerland and the United Kingdom.

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

Long-Lived Asset Impairment

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Stock-based Compensation Arrangements

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The Company will adopt the transition guidance and annual disclosure provisions of SFAS No. 148 in the fourth quarter of fiscal 2003. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods after December 15, 2002. The Company will adopt the interim disclosure provisions in the first quarter of fiscal 2004. The Company does not expect the adoption of SFAS No. 148 to have a material impact on the financial position, results of operations or cash flows of the Company.

Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of FIN 46 will have a material impact on the Company’s financial position, results of operations or cash flows.

Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions of FIN 45 in the current quarter. The Company is assessing the impact of the recognition and measurement requirements of FIN 45, but currently does not believe the adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

     In fiscal 2002, the Company entered into operating leases with respect to properties located in Mexico and Texas. During fiscal 2002, the Company completed construction on the property in Mexico and began construction on the property in Texas. The amount outstanding on the Mexico and Texas properties as of December 31, 2002, was $22.9 million and $65.1 million, respectively. Upon the expiration of these leases in 2006 and 2008, respectively, the Company may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. The Company also has the right to purchase the buildings at cost at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. The Company has provided a residual value guarantee, which means that if the building is sold to a third party, it is responsible for making up any shortfall between the actual sales price and the amount funded under the leases. The maximum potential amount of the residual value guarantee is $75.9 million.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. See also the Notes to Condensed Consolidated Financial Statements in this report on Form 10-Q.

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

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill and other intangibles for impairment, on at least an annual basis, during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss. If, at the time of our annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered to be impaired. Further, to the extent that the book value of the Company as whole is greater than its market capitalization (“fair value”), as of the annual evaluation date, there is a potential likelihood that some or all of our goodwill could be considered to be impaired. The resulting impairment charge may be considerably larger than the shortfall, if any, of the market capitalization to the book value as a result of subsequent changes to our market capitalization.

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

Inventory Valuation

     Our inventories are stated at the lower of cost (first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or financial position of our customers and/or changes in economic conditions may require additional provisions for inventories due to our customers’ inability to fulfill their contractual obligations with regard to inventory being held on their behalf.

Exit Costs

     We recognized unusual charges in the first and third quarters of fiscal 2003 and in fiscal 2002 and fiscal 2001, related to our plans to exit certain activities resulting from the identification of duplicate manufacturing and administrative facilities for closure or consolidation. In connection with our exit activities, we recorded unusual charges for employee termination costs, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and a liability for the exit costs is recognized at the date of our commitment to the exit plans in accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The recognition of the unusual charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. The estimates of future liabilities may change, requiring the recording of additional unusual charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

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

Deferred Income Taxes

     Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase our valuation allowance against the deferred tax assets resulting in additional income tax expense.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.5	93.4	94.5	93.2
Unusual charges	2.2	—	2.6	4.5

Gross margin	3.3	6.6	2.9	2.3
Selling, general and administrative	3.0	3.2	3.3	3.3
Intangibles amortization	0.2	0.1	0.1	0.1
Unusual charges	0.3	—	0.4	0.7
Interest and other expense, net	0.6	0.6	0.7	0.7

Income (loss) before income taxes	(0.8)	2.7	(1.6)	(2.5)
Provision for (benefit from) income taxes	(0.6)	0.3	(0.6)	(0.9)

Net income (loss)	(0.2)%	2.4%	(1.0)%	(1.6)%

Net Sales

     We derive our net sales from the assembly of printed circuit boards, and complete systems and products, fabrication and assembly of plastic and metal enclosures, fabrication of printed circuit boards and backplanes, and fabrication and assembly of photonics components as well as various product and after market services. Throughout the production process, we offer design and information technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging, and distribution; and automation of key components of the supply chain through advanced information technologies. We offer other after-market services such as repair and warranty services and network and communications installation and maintenance.

     Net sales for the third quarter of fiscal 2003 increased 12.0% to $3.85 billion compared to $3.45 billion in the same quarter a year ago. Net sales for the nine months ended December 31, 2002 increased 5.0% to $10.32 billion from $9.81 billion for the same period in fiscal 2002. The increases in net sales in fiscal 2003 were primarily attributed to revenues generated from our new customer and program wins, along with acquisitions and strategic transactions completed in the second half of fiscal 2002 and in fiscal 2003, including, Xerox Corporation, The Orbiant Group, NatSteel Broadway and Casio. The increases were partially offset by weakness in certain customer demand, particularly in the information technology infrastructure and communications infrastructure markets, as a consequence of a continuing downturn in economic conditions worldwide.

     Our ten largest customers during the nine months ended December 31, 2002 accounted for approximately 70% of net sales, with Hewlett-Packard Company and Sony-Ericsson accounting for 12% and 11% of net sales, respectively. In the first nine months of fiscal 2002, our ten largest customers accounted for approximately 64% of net sales with Ericsson accounting for 18% of net sales. No other customer accounted for more than 10% of net sales during these periods.

Gross Profit

     Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions.

     Gross margin for the third quarter of fiscal 2003 decreased to 3.3% compared to 6.6% in the same quarter a year ago. Gross margin for the first nine months of fiscal 2003 was 2.9% compared to 2.3% in the same period a year ago. Excluding the unusual pre-tax charges of $86.9 million in the December 2002 quarter, gross margin in the current quarter was 5.5%. Excluding the unusual pre-tax charges of $266.2 million and $439.4 million, respectively, gross margins were 5.5% and 6.8% for the first nine months of fiscal 2003 and fiscal 2002, respectively. The unusual charges were associated with facility closure costs, as more fully described below in “Unusual Charges”. Excluding the impact of unusual charges, gross margins declined as a result of several factors, primarily, (i) a shift in the product mix towards higher volume printed circuit board assembly projects and final system assembly projects, which typically have a lower gross margin because of their higher material content as a percentage of total unit cost, (ii) industry pricing pressures as a consequence of the excess capacity resulting from the continuing economic downturn, and (iii) under-absorbed fixed costs caused by under utilization of capacity, resulting in part from the continued decline in our customers’ markets.

     Increased mix of products that have relatively high material costs as a percentage of total unit costs has historically been a factor that has adversely affected our gross margins. We believe that these and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Unusual Charges

     We recognized net unusual pre-tax charges of approximately $304.4 million during the nine months ended December 31, 2002, of which $297.0 million related to the closures and consolidations of various manufacturing facilities and $7.4 million for the impairment of investments in certain technology companies. Of this amount, approximately $179.4 million and $86.9 million of the net charges relating to facility closures were classified as a component of cost of sales in the first and third quarters of fiscal 2003, respectively.

     We recognized unusual pre-tax charges of approximately $574.4 million during fiscal 2002, of which $530.0 million related to closures of several manufacturing facilities and $44.4 million was primarily for the impairment of investments in certain technology companies. Approximately $464.4 million of the charges relating to facility closures were classified as a component of cost of sales.

     We believe that the potential cost of goods savings achieved through lower depreciation and reduced employee expenses will be offset in part by reduced revenues at the affected facilities. In addition, we may incur further restructuring charges in the future, as we continue to reconfigure our operations in order to address excess capacity concerns, which may materially affect our results of operations in those future periods.

     Refer to Note D, “Unusual Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, or SG&A for the third quarter of fiscal 2003 increased to $115.5 million from $109.3 million in the same quarter of fiscal 2002. As a percentage of net sales, SG&A decreased to 3.0% from 3.2% in the same quarter a year ago. SG&A increased to $340.1 million in the first nine months of fiscal 2003 from $323.6 million in the same period a year ago, however, as percentage of net sales remained flat at 3.3%. The absolute dollar increases in SG&A in fiscal 2003 correlate directly with the factors that drove the increased revenues, which include various business acquisitions completed in the second half of fiscal 2002 and in fiscal 2003. In particular, the expansion of our network services business through our acquisition of The Orbiant Group has contributed to the increase as this segment carries significantly higher SG&A costs. The increases were offset partially by continued reductions in core spending and efficiencies gained from our restructuring activities.

Intangibles Amortization

     Intangibles amortization for the third quarter of fiscal 2003 increased to $6.1 million from $3.1 million in the year ago quarter. Intangibles amortization increased to $15.3 million during the nine months ended December 31, 2002 from $9.1 million in the same period a year ago. The increases in intangibles amortization in fiscal 2003 compared to the same periods of fiscal 2002 were attributed to intangible assets acquired through various business acquisitions completed in the second half of fiscal 2002, in particular due to the completion of our assessment of the value of intangible assets acquired from The Orbiant Group.

Interest and Other Expense, Net

     Interest and other expense, net was $23.9 million for the third quarter of fiscal 2003 compared to $22.7 million for the corresponding quarter of fiscal 2002. Interest and other expense, net was $70.8 million in the first nine months of fiscal 2003 compared to $67.3 million for the corresponding period a year ago. The increases in net expense in fiscal 2003 were driven by reduced gains on sales of marketable securities combined with increased expenses related to minority ownership interests in certain subsidiaries. The increases were offset to some extent by higher invested cash balances and reduced outstanding borrowings.

Provision for Income Taxes

     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.

     Our consolidated effective tax rate was a benefit of 78% and 39% for the third quarter and first nine months of fiscal 2003, respectively, compared to a provision of 10% and a benefit of 36% for the comparable periods of 2002. Excluding the tax benefit recorded for the unusual charges, the effective income tax rate was a provision of 10% for the third quarter of fiscal 2003 and the first nine months of fiscal 2003 and 2002, respectively. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries in China, Hungary and Malaysia.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, we had cash and cash equivalents totaling $613.6 million, total bank and other debts totaling $1.1 billion and $625.0 million available for future borrowing under our credit facility, subject to compliance with certain financial covenants. The credit facility expires in March 2003, and we are currently in discussions to renew the facility. We expect to be able to do so on terms that are substantially similar to those of the current facility. However, we cannot assure you that we will be able to renew the facility on terms that are acceptable to us or at all.

     Cash provided by operating activities was $754.6 million and $605.4 million in the first nine months of fiscal 2003 and fiscal 2002, respectively. The increase in cash provided by operating activities in the current fiscal year was primarily due to improved working capital management. Our accounts receivable decreased by approximately $247 million and inventories decreased by approximately $94 million in the first nine months of fiscal 2003.

     Cash used in investing activities was $795.9 million and $955.6 million for the first nine months of fiscals 2003 and 2002, respectively. Cash used in investing activities during the first nine months of fiscal 2003 primarily related to (i) net capital expenditures of $156.7 million to purchase equipment and for continued expansion of manufacturing facilities in lower cost (high volume) centers, primarily in Asia, (ii) payments of $142.3 million primarily related to our participation in the asset securitization agreement entered into in March 2002 and (iii) payments of $489.9 million for acquisitions of businesses, primarily NatSteel Broadway. Cash used in investing activities for the first nine months of fiscal 2002 consisted of (i) net capital expenditures of $285.1 million to purchase equipment and for continued expansion of manufacturing facilities, (ii) payment of $396.4 million for purchases of manufacturing facilities and related assets from OEMs and (iii) payment of $281.0 million for acquisitions of businesses. This was partially offset by $6.8 million realized from net minority equity investments in various technology companies.

     Net cash used in financing activities was $97.7 million in the first nine months of fiscal 2003, compared to net cash provided by financing activities of $166.1 million for the first nine months of fiscal 2002. Cash used in financing activities during the first nine months of fiscal 2003 primarily related to repayments of debt obligations of approximately $633.5 million, offset by additional borrowings of $534.9 million and $20.8 million in proceeds from ordinary shares issued from our stock plans. Cash generated from financing activities during the first nine months of fiscal 2002 resulted from $1.0 billion of proceeds from long-term debt and bank borrowings and $53.1 million in proceeds from ordinary shares issued from our stock plans, offset by the payment of $112.0 million for the repurchase of the equity instrument from Motorola and $786.5 million used for the repayment of debt obligations.

     Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. It is possible that future acquisitions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory and accounts receivable, the timing of capital expenditures by us for new equipment, the extent to which we utilize operating leases for the new facilities and equipment, the extent of unusual cash charges associated with future restructuring activities and levels of shipments and changes in volumes of customer orders.

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

     The credit facility is unsecured, and contains certain restrictions on our ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The credit facility also requires that we maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, and amortization), a minimum ratio of fixed charge coverage, and a minimum net worth, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by us and certain of our subsidiaries. As of December 31, 2002, we were in compliance with our covenants. As of December 31, 2002, we had $175.0 million of outstanding borrowings under our credit facility, all of which were outstanding under the three-year facility, and additional borrowings of $625.0 million were available to us under the credit facility. The credit facility expires in March 2003, and we are currently in discussions to renew the facility. We expect to be able to do so on terms that are substantially similar to those of the current facility. However, we cannot assure you that we will be able to renew the facility on terms that are acceptable to us or at all.

     Our outstanding debt obligations include: (i) borrowings outstanding related to our senior subordinated notes, (ii) amounts drawn on our credit facility (as noted above), (iii) amounts drawn by subsidiaries on various lines of credit, (iv) properties financed under mortgage loans, (v) equipment financed under capital leases and (vi) other term obligations. Additionally, we have leased certain of our facilities under operating lease commitments. There have been no material changes to our debt obligations during the nine months ended December 31, 2002.

     In March 2002, we entered into a receivables securitization agreement and sold a designated pool of qualified trade receivables to a third party qualified special purpose entity, which in turn sold an undivided ownership interest to a conduit, administrated by an unaffiliated financial institution. We participate as an investor in the conduit. The agreement, which expires in March 2003, is subject to annual renewal and has a current maximum limit of $250.0 million. We have sold $421.8 million of our accounts receivables as of December 31, 2002, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. We received net cash proceeds of $207.0 million on the sale of these receivables. We have a recourse obligation that is limited to our investment and 5% of the total sold receivables, totaling $214.8 million as of December 31, 2002. The accounts receivable balances that were sold were removed from the consolidated balance sheet and reflected as cash provided by operating activities in the consolidated statement of cash flows.

     In fiscal 2002, we entered into operating leases with respect to properties located in Mexico and Texas. During fiscal 2002, we completed construction on the property in Mexico and began construction on the property in Texas. The amount outstanding on the Mexico and Texas properties as of December 31, 2002, was $22.9 million and $65.1 million, respectively. Upon the expiration of these leases in 2006 and 2008, respectively, we may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. We also have the right to purchase the buildings at cost at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. We have provided a residual value guarantee, which means that if the building is sold to a third party, we are responsible for making up any shortfall between the actual sales price and the amount funded under the leases. The maximum potential amount of the residual value guarantee is $75.9 million.

RELATED PARTY TRANSACTIONS

     In prior years, we have loaned approximately $11.5 million to several of our executive officers. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 2.48% to 7.25%. The remaining outstanding balance of the loans, including accrued interest, as of December 31, 2002, was approximately $12.8 million. Additionally, in connection with an investment partnership, one of our subsidiaries made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of December 31, 2002 was approximately $2.8 million. We will not make any further loans to our executive officers.

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

Stock-based Compensation Arrangements

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. We will adopt the transition guidance and annual disclosure provisions of SFAS No. 148 in the fourth quarter of fiscal 2003. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods after December 15, 2002. We will adopt the interim disclosure provisions in the first quarter of fiscal 2004. We do not expect the adoption of SFAS No. 148 to have a material impact on our financial position, results of operations or cash flows.

Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not believe the adoption of FIN 46 will have a material impact on the our financial position, results of operations or cash flows.

Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of FIN 45 in the current quarter. We are assessing the impact of the adoption of the recognition and measurement requirements of FIN 45, but currently do not believe the adoption will have a material impact on our financial position, results of operations or cash flows.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

If we do not manage effectively changes in our operations, our business may be harmed.

     We have experienced significant growth in our business over the last three years as a result of internal growth and acquisitions. Since the beginning of fiscal 2001, our global workforce has more than doubled in size. During that time, we have also reduced our workforce at some locations and closed certain facilities in connection with our restructuring activities. These changes are likely to strain considerably our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

     We plan to continue to increase our manufacturing capacity in low-cost regions by expanding our facilities and adding new equipment. This expansion involves significant risks, including, but not limited to, the following:

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

We depend on the handheld electronics devices, information technologies infrastructure, communications infrastructure and computer and office automation, and consumer industries which continually produce technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis could harm our business.

     We depend on sales to customers in the handheld devices, information technologies infrastructure, communications infrastructure and computer and office automation industries. During the first nine months of fiscal 2003, we derived approximately 31% of our revenues from customers in the handheld devices industry, which includes cell phones, pagers and personal digital assistants; approximately 8% of our revenues from providers of information technologies infrastructure, which includes servers, workstations, storage systems, mainframes, hubs and routers; approximately 15% of our revenues from providers of communications infrastructure, which includes equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches and broadband devices; approximately 26% of our revenues from customers in the computers and office automation industry, which includes copiers, scanners, graphic cards, desktop and notebook computers and peripheral devices such as printers and projectors; and approximately 14% of our revenues from the consumer devices industry, including set-top boxes, home entertainment equipment, cameras and home appliances. The remaining 6% of our revenues was derived from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

     Factors affecting these industries in general could seriously harm our customers and, as a result, us. These factors include:

•	rapid changes in technology, which result in short product life cycles;

•	seasonality of demand for our customers’ products;

•	the inability of our customers to successfully market their products, and the failure of these products to gain widespread commercial acceptance; and

•	recessionary periods in our customers’ markets.

Our customers may cancel their orders, change production quantities or locations, or delay production.

     As a provider of electronics manufacturing services, or EMS, we must provide increasingly rapid product turnaround for our customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Many of our customers’ industries are experiencing a significant decrease in demand for their products and services. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period, as well as causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins. In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers, if unanticipated, can result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and related stresses at the other.

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

     We have a substantial amount of intangible assets. These intangible assets are generally attributable to acquisitions and represent the difference between the purchase price paid for the acquired businesses and the fair value of net tangible assets of acquired businesses. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to evaluate goodwill and other intangibles for impairment, at least on an annual basis, during our fourth fiscal quarter, and whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in a charge to our income statement.

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

     Since the beginning of fiscal 2001, we have completed several strategic transactions with OEM customers, including, among others, The Orbiant Group, Xerox, Alcatel and Ericsson. Most recently, in October 2002, we completed a strategic transaction with

Casio with respect to our management of certain of their operations. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease (or in some cases acquire) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers in the first nine months of fiscal 2003 and fiscal 2002 accounted for approximately 70% and 64%, respectively, of net sales in those periods. Our largest customers during the first nine months of fiscal 2003 were Hewlett-Packard and Sony-Ericsson, accounting for approximately 12% and 11% of net sales, respectively. Our largest customer during the first nine months of fiscal 2002 was Ericsson, accounting for approximately 18% of net sales. No other customer accounted for more than 10% of net sales in the first nine months of fiscal 2003 and fiscal 2002.

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

     The geographical distances between the Americas, Africa, Asia and Europe create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the core management team, which is based in a number of different countries. Facilities in several different locations may be involved at different stages of the production of a single product, leading to additional logistical difficulties.

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

     We transact business in various foreign countries. As a result, we are exposed to fluctuations in foreign currencies. We manage our foreign currency exposure by borrowing in various foreign currencies and by entering into foreign exchange forward contracts only with respect to transaction exposure. We try to maintain a fully hedged position for all certain, known transaction exposures. These exposures are primarily, but not limited to, revenues, vendor payments, accrued expenses and inter-company balances in currencies other than the functional currency unit of the operating entity. We will first evaluate and, to the extent possible, use non-financial techniques, such as currency of invoice, leading and lagging payments, receivable management or local borrowing to reduce transaction exposure before taking steps to minimize remaining exposure with financial instruments. The credit risk of these forward contracts is minimal since the contracts are with large financial institutions. We hedge committed exposures and these forward contracts generally do not subject us to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged. On April 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138, and as such all foreign currency forward contracts are reported on the balance sheet at fair value. The majority of these foreign exchange contracts expire in less than one month and almost all expire within three months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes during the three and nine months ended December 31, 2002 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)	Exhibits

Exhibit No.	Exhibit

15.03	Letter in lieu of consent from Deloitte & Touche LLP, dated February 6, 2003 regarding unaudited interim financial information

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused its Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD. (Registrant)

Date: February 11, 2003	/s/	Michael E. Marks Michael E. Marks Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2003	/s/	Robert R.B. Dykes Robert R.B. Dykes President, Systems Group and Chief Financial Officer (Principal Financial Officer)

Date: February 11, 2003	/s/	Thomas J. Smach Thomas J. Smach Vice President, Finance (Principal Accounting Officer)

CERTIFICATIONS

I, Michael E. Marks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Flextronics International Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 11, 2003

/s/ Michael E. Marks

Michael E. Marks
Chief Executive Officer
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

Date: February 11, 2003

/s/ Robert R.B. Dykes

Robert R.B. Dykes
President, Systems Group
and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

15.03	Letter in lieu of consent from Deloitte & Touche LLP, dated February 6, 2003 regarding unaudited interim financial information