Form 10-K
period 2003-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 2003-06-06
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

     As of September 30, 2002 there were 517,111,664 shares of the Registrant’s ordinary shares outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on September 30, 2002) was approximately $3.5 billion.

     As of May 15, 2003, there were 520,931,534 shares of the Registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement, to be delivered to shareholders in connection with the Registrant’s 2003 Annual General Meeting of Shareholders, are incorporated by reference into Part III of this Report on Form 10-K.

PART I

FORWARD LOOKING STATEMENTS

     Except for historical information contained herein, the matters discussed in this annual report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described below in this section under “Risk Factors.” We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

     Unless otherwise specifically stated, references to “Flextronics”, “we”, “us” and similar terms refer to Flextronics International Ltd. and our subsidiaries.

ITEM 1. BUSINESS

OVERVIEW

     Flextronics International Ltd. is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the handheld electronics devices, information technologies and communications infrastructure, computer and office automation, and consumer devices industries. We provide design, engineering, manufacturing, logistics, and network services. Our strategy is to provide customers with end-to-end operational services where we take responsibility for engineering, supply chain management, new product introduction and implementation, manufacturing, and logistics management, with the goal of delivering a complete packaged product.

     In addition to the assembly of printed circuit boards and complete systems and products, our manufacturing services include the fabrication and assembly of plastic and metal enclosures, the fabrication of printed circuit boards and backplanes (which are printed circuit boards into which other printed circuit boards or cards may be inserted) and the fabrication and assembly of photonics components. Throughout the production process, we offer design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key components of the supply chain through advanced information technologies. We have recently begun providing original design manufacturing, or ODM, services wherein we design and develop products, such as cell phones and related products, using Flextronics owned intellectual property. ODM products are sold to the end user by our OEM customers under their brand name. Finally, we offer after-market services such as repair and warranty services and network and communications installation and maintenance. By working closely with our customers and being highly responsive to their requirements throughout the design, manufacturing and distribution process, we believe that we can be an integral part of their operations, accelerate their time-to-market and time-to-volume production, and reduce their production costs.

     Through a combination of internal growth and acquisitions, we have become one of the world’s largest EMS providers, with revenues of $13.4 billion in fiscal 2003 with over 14.5 million manufacturing square feet in 28 countries across five continents as of March 31, 2003. We believe that our size, global presence, broad service offerings and expertise and advanced engineering and design capabilities enable us to win large programs from leading multinational OEMs for the design and manufacture of electronic products.

     Our customers include industry leaders such as Alcatel SA, Casio Computer Co., Ltd., Dell Computer Corporation, Ericsson Telecom AB, Hewlett-Packard Company, Microsoft Corporation, Motorola, Inc., Siemens AG, Sony-Ericsson, Telia Companies and Xerox Corporation.

     We have established an extensive network of manufacturing facilities in the world’s major electronics markets (the Americas, Asia and Europe) in order to serve the increased outsourcing needs of both multinational and regional OEMs. In fiscal 2003, production in the Americas, Asia and Europe, represented 22%, 36% and 42% of our net sales, respectively. We have established fully integrated, high volume industrial parks in low cost regions near our customers’ end markets. Our industrial parks are located in Brazil, China, Hungary, Mexico and Poland. These industrial parks provide total supply chain management by co-locating our manufacturing and distribution operations with our suppliers at a single location. This approach to production and distribution is designed to benefit our customers by reducing logistical barriers and costs, increasing flexibility, lowering transportation costs and reducing turnaround times. We also have a number of regional manufacturing operations located in the Americas, Asia and Europe. In addition, we have established design and engineering centers and product introduction centers which provide engineering expertise in developing new products and preparing them for high volume manufacturing. For more information about the geographic segments in which we operate, please see Note 12, “Segment Reporting,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

INDUSTRY OVERVIEW

     As electronic products grow in technical complexity and experience shorter product lifecycles in response to customer requirements, the demand for advanced manufacturing capabilities and related services has grown rapidly, leading many OEMs in the electronics industry to increasingly utilize EMS providers as part of their business and manufacturing strategies. Outsourcing allows OEMs to take advantage of the manufacturing and supply chain management expertise and capital investments of EMS providers, so that OEMs may concentrate on their core competencies, such as product development, marketing and sales. We believe that by developing strategic relationships with EMS providers, OEMs can enhance their competitive position by:

•	reducing production costs;

•	accelerating time-to-market and time-to-volume production;

•	accessing advanced manufacturing, design and engineering capabilities;

•	reducing capital investment requirements and fixed overhead costs;

•	improving inventory management and purchasing power; and

•	accessing worldwide design, manufacturing and logistics capabilities.

     We believe that the market for electronics manufacturing services will continue to grow, driven largely by the need of OEMs for increasing flexibility to respond to rapidly changing markets, technologies and shortening of product life cycles, as well as for advanced manufacturing and engineering capabilities as a result of the increased complexity and shorter life cycles of electronic products.

STRATEGY

     Our objective is to provide customers with the ability to outsource, on a global basis, a complete product. We intend to achieve this objective by taking responsibility for the design, engineering, assembly, integration, test, supply chain management and logistics management, which is designed to accelerate our customers’ time-to-market and time-to-volume production. To achieve this objective, we will continue to implement the following strategies:

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

Expand Our Service Offerings. We have recently expanded our service offering to include original design manufacturing, or ODM services, where we design and develop products that are sold to the end user by our OEM customers under their brand name. We are actively pursuing ODM projects, focusing primarily on consumer related devices, such as cell phones and related products, and are utilizing our established internal design and manufacturing resources as well as investing in research and development, technology licensing, test and tooling equipment, patent applications, facility expansion and recruitment. This expanded service offering accelerates our customer’s time-to-market and time-to-volume production for their products and further enhances our goal of delivering a complete packaged product.

Leverage Our Global Presence. We have established an extensive network of design, manufacturing and logistics facilities in the world’s major electronics markets (the Americas, Asia and Europe) to serve the increased outsourcing needs of both multinational and regional OEMs. Our global network of manufacturing facilities in 28 countries gives us the flexibility to transition customer projects to any of our locations. This flexibility allows design, prototyping and initial production to be located near the customer’s own research and development centers, so that manufacturing can then be moved to locations closer to their end markets, or transitioned to low-cost regional manufacturing facilities or industrial parks as volumes increase over the product life cycle.

Expand Our Industrial Parks. Our industrial parks are self-contained facilities that co-locate our manufacturing and distribution operations with our suppliers in low-cost regions near our customers’ end markets. The industrial park strategy is based on minimizing logistics costs throughout the supply chain and production cycle time by co-locating a number of suppliers in one location. Each park incorporates the manufacture of printed circuit boards, components, cables, plastics and metal parts needed for product assembly. This approach to production and distribution benefits our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. Our industrial parks enhance our total supply chain management, while providing a low cost solution for our customers. We have strategically established large industrial parks in Brazil, China, Hungary, Mexico and Poland.

Expand and Invest in Low-Cost Locations. In order to provide customers with the lowest cost, we have invested in manufacturing facilities in low-cost locations. Currently, greater than 60% of our production is in low-cost locations such as Mexico, Brazil, Poland, Hungary, China and other parts of Asia. Several of our OEM customers are relocating their production to these locations, where our role in the local supply chain can create cost savings for them.

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

Pursue Strategic Opportunities. We have actively pursued acquisitions and purchases of manufacturing facilities to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships and enhance our management depth. We will continue to selectively pursue strategic transactions that we believe will further our business objectives. By enhancing our capability to provide a wide range of related electronics design and manufacturing services to a global market that is increasingly dependent on outsourcing providers, these acquisitions and strategic transactions have enabled us to enhance our competitive position as a leading provider of comprehensive outsourcing technology solutions. For more information on our acquisitions and strategic customer transactions, please see Note 11, “Business Combinations and Purchases of Assets,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

     We cannot assure that our strategies can be successfully implemented or will reduce the risks associated with our business.

SERVICES

     We offer a broad range of integrated services, providing customers with a total design, manufacturing and logistics solution that takes a product from its initial design through volume production, test, distribution and into post-sales service and support. Our integrated services include the following:

Design Services. We offer a comprehensive spectrum of value-added design services for products we manufacture for our customers from product design (hardware, software, mechanical and test) to semiconductor design. Products designed by this group range from commercial and military applications, including radio frequency/analog, high-speed digital, multi-chip module and flex circuits to high volume consumer products and small quantity prototypes. We work with our customers to develop product-specific test strategies and can custom design test equipment and software ourselves or use test equipment and software provided by our customers. Additionally, a significant competitive differentiator we possess is our semiconductor design group. We provide application specific integrated circuit, or ASIC, design services to our OEM customers, which include:

•	Conversion services from field programmable gate arrays to ASICs. These services focus on designs that utilize primarily digital signals, with only a small amount of analog signals;

•	Design services for mixed-signal ASICs. These services focus on designs that utilize primarily analog signals, with only a small amount of digital signals; and

•	Silicon integration design services. These services utilize silicon design modules that are used to accelerate complex ASIC designs, including system-on-a-chip.

We utilize external foundry suppliers for our customers’ silicon manufacturing requirements, thereby using a “fabless” manufacturing approach. This enables us to take advantage of the suppliers’ high volume economies of scale and access to advanced process technology.

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

     Printed Circuit Board and Backplane Fabrication. Printed circuit boards and backplanes are platforms that provide interconnection for integrated circuits and other electronic components. Backplanes also provide interconnection for other printed circuit boards. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, densely spaced wiring. The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers, referred to as vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds. Our production of microvias, by laser ablation and our surface laminar circuit technology, a photo generated microvia capability, provides our customers with proven high volume production capacity in both of the major high density interconnect process solutions. We manufacture high density, complex multilayer printed circuit boards and backplanes on a low-volume, quick-turn basis, as well as on a high-volume production basis. Our quick-turn prototype service allows us to provide small test quantities to customers’ product development groups in as few as 24 hours. Our range of services enables us to respond to our customers’ demands for an accelerated transition from prototype to volume production. We have printed circuit board and backplane fabrication service capabilities on four continents (North America, South America, Europe and Asia).

     Systems Assembly and Manufacturing. Our assembly and manufacturing operations, which reflect the majority of our revenues, include printed circuit board assembly, assembly of systems, and subsystems that incorporate printed circuit boards and complex electromechanical components. A substantial portion of our net sales is derived from the manufacture and assembly of complete products. We employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, such as chip scale packaging, chip-on-board and ball grid array, enable us to offer a variety of advanced manufacturing solutions. In addition, we have significant expertise in the manufacture of wireless communications products employing radio frequency technology.

     We offer a comprehensive set of custom electronic enclosures and related products and services worldwide. Our services include design, manufacturing and integration of electronics packaging systems from custom enclosure systems, power and thermal subsystems to interconnect subsystems, cabling and cases. In addition to the typical sheet metal and plastic fabrication, we assist in the design of electronic packaging systems that protect sensitive electronics and enhance functionality. Our enclosure design services focus on functionality, manufacturability and testing. These services are integrated with our other assembly and manufacturing services to provide our customers with greater responsiveness, improved logistics and overall improved supply chain management.

     We offer computer-aided testing of assembled printed circuit boards, systems and subsystems, which contributes significantly to our ability to deliver high-quality products on a consistent basis. Our test capabilities include management defect analysis, in-circuit tests and functional tests. In addition, we also provide environmental stress tests of board or system assemblies.

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

CUSTOMERS

     Our customers consist of a select group of OEMs primarily in the handheld electronics devices, information technologies and communications infrastructure and computer and office automation and consumer devices industries. Within these industries, our strategy is to establish relationships with leading companies that seek to outsource significant production volumes of their products. We have focused on building long-term relationships with these customers and expanding our relationship to include additional product lines and services. In fiscal 2003, our ten largest customers accounted for approximately 67% of our net sales. Our largest customers during fiscal 2003 were Hewlett-Packard and Sony-Ericsson, accounting for approximately 12% and 11% of net sales, respectively. No other customer accounted for more than 10% of net sales in fiscal 2003.

     The following table lists in alphabetical order a representative sample of our largest customers in fiscal 2003 and the products of those customers for which we provide manufacturing services:

Customer	End Products

Alcatel SA	Cellular phones, accessories and telecommunications infrastructure
Casio Computer Co., Ltd.	Consumer electronics products
Dell Computer Corporation	Desktop personal computers and servers
Ericsson Telecom AB	Business telecommunications systems and GSM infrastructure
Hewlett-Packard Company	Inkjet printers and storage devices
Microsoft Corporation	Computer peripherals and consumer electronics gaming products
Motorola, Inc.	Cellular phones, set-top boxes and telecommunications infrastructure
Siemens AG	Cellular phones and telecommunications infrastructure
Sony-Ericsson	Cellular phones
Telia Companies	Network and communications design, installation and
maintenance
Xerox Corporation	Office equipment and components

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

COMPETITION

     The EMS industry is extremely competitive and includes hundreds of companies, several of whom have achieved substantial market share. We compete with different companies, depending on the type of service or geographic area. We compete against numerous domestic and foreign EMS providers, and current and prospective customers also evaluate our capabilities against the merits of internal production. According to International Data Corporation, or IDC, approximately 59% of the EMS industry’s revenues in calendar 2002 were generated from the top five EMS companies — us, Celestica, Inc., Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation. Based on revenues for calendar 2002, we were the largest of these companies. We also face competition from Taiwanese ODM suppliers, who have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, as well as provide consumer products and other technology manufacturing services.

     Some of our competitors may have greater design, engineering, manufacturing, financial or other resources than us. As competitors increase the scale of their operations, they may increase their ability to realize economies of scale, to reduce their prices and to more effectively meet the needs of large OEMs. We believe that the principal competitive factors in the segments of the EMS industry in which we operate are cost, technological capabilities, responsiveness and flexibility, delivery cycles, location of facilities, product quality, design capabilities, and range of services available. Failure to satisfy any of the foregoing requirements could seriously harm our business.

ENVIRONMENTAL REGULATION

     Our operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes. We believe that our operations are currently in compliance in all material respects with applicable regulations and do not believe that costs of compliance with these laws and regulations will have a material effect on our capital expenditures, operating results or competitive position. Currently we have no commitments with environmental authorities regarding any compliance-related matters.

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

EMPLOYEES

     As of March 31, 2003, our global workforce totaled approximately 95,000 employees. We have never experienced a work stoppage or strike and we believe that our employee relations are good.

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

ADDITIONAL INFORMATION

     Our Internet address is http://www.flextronics.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

     We were incorporated in the Republic of Singapore in May 1990. Our principal corporate office is located at 36 Robinson Road, #18-01, City House, Singapore 06887. Our U.S. corporate headquarters is located at 2090 Fortune Drive, San Jose, California, 95131.

RISK FACTORS

If we do not manage effectively changes in our operations, our business may be harmed.

     We have experienced growth in our business as a result of internal growth and acquisitions. Since the beginning of fiscal 2001, our global workforce has more than doubled in size. During that time, we have also reduced our workforce at some locations and closed certain facilities in connection with our restructuring activities. These changes are likely to considerably strain our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

     We plan to continue to transition manufacturing to lower cost locations. We plan to increase our manufacturing capacity in our low-cost regions by expanding our facilities and adding new equipment. This expansion involves significant risks, including, but not limited to, the following:

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

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our transition to low-cost manufacturing regions has contributed to our incurring significant unusual charges that have resulted from reducing our workforce and capacity at higher-cost locations. We may be required to take additional unusual charges in the future, as a result of these activities, which could have a material adverse impact on operating results, financial position and cash flows.

We depend on the handheld electronics devices, computer and office automation, communications and information technologies infrastructure and consumer devices industries which continually produce technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis could harm our business.

     During fiscal 2003, we derived approximately 31% of our revenues from customers in the handheld devices industry, whose products include cell phones, pagers and personal digital assistants; approximately 26% of our revenues from customers in the computers and office automation industry, whose products include copiers, scanners, graphic cards, desktop and notebook computers and peripheral devices such as printers and projectors; approximately 15% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches and broadband devices; approximately 13% of our revenues from the consumer devices industry, whose products include set-top boxes, home entertainment equipment, cameras and home appliances; and approximately 8% of our revenues from providers of information technologies infrastructure, whose products include servers, workstations, storage systems, mainframes, hubs and routers. The remaining 7% of our revenues was derived from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

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

Our customers have and may continue to cancel their orders, change production quantities or locations, or delay production.

     As a provider of electronics manufacturing services, we must provide increasingly rapid product turnaround for our customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we often experience reduced lead-times in customer orders. Customers cancel their orders, change production quantities and delay production for a number of reasons. The uncertain economic conditions and geopolitical situation has resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers have harmed, and may continue to harm, our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period, as well as causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins. In addition, customers require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and related stresses at the other.

     In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the rapid changes in demand for their products reduce our ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We often increase staffing, increase capacity and incur other expenses to meet the anticipated demand of our customers, which cause reductions in our gross margins if customer orders continue to be delayed or cancelled. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our customers’ products. On occasion, customers require rapid increases in production, which stress our resources and reduce margins. Although we have increased our manufacturing capacity, and plan further increases, we may not have sufficient capacity at any given time to meet our customers’ demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand harms our gross profit and operating income.

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

Our increased original design manufacturing activity may reduce our profitability.

     We have recently begun providing original design manufacturing, or ODM, activities, wherein we design and develop products that are sold to the end user by our OEM customers under their brand name. We are actively pursuing ODM projects, focusing primarily on consumer related devices, such as cell phones and related products, which requires that we make investments in research and development, technology licensing, test and tooling equipment, patent applications, facility expansion and recruitment. Our contracts with our customers can generally be terminated by either party on short notice, and there is no assurance that we will be able to maintain our current level of ODM activity at all or for an extended period of time. Due to the initial costs of investing in the resources necessary for this business, our increased ODM activities have adversely affected our profitability and may continue to do so in fiscal 2004.

     Customers for our ODM services typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against our customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all. Further, the products we design must satisfy safety and regulatory standards and some products must also receive government certifications. If we fail to timely obtain these approvals or certifications, we would be unable to sell these products, which would harm our sales, profitability and reputation.

We are exposed to intangible asset risk.

     We have a substantial amount of intangible assets. These intangible assets are generally attributable to acquisitions and represent the difference between the purchase price paid for the acquired businesses and the fair value of net tangible assets of acquired businesses. We are required to evaluate goodwill and other intangibles for impairment on at least an annual basis, and whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

We may encounter difficulties with acquisitions, which could harm our business.

     Since the beginning of fiscal 2001, we have completed over 40 acquisitions of businesses and we expect to continue to acquire additional businesses in the future. We are currently in preliminary discussions with respect to potential acquisitions and strategic customer transactions, however, we do not have any agreements or commitments to make any material acquisitions or strategic customer transactions. Any future acquisitions may require additional debt or equity financing, or the issuance of shares in the transaction. This could increase our leverage or be dilutive to our existing shareholders. We may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as the past, or at all.

     In addition, acquisitions involve numerous risks and challenges, including:

•	difficulties in integrating acquired businesses and operations;

•	diversion of management’s attention from the normal operation of our business;

•	potential loss of key employees and customers of the acquired companies;

•	difficulties in managing and integrating operations in geographically dispersed locations;

•	lack of experience operating in the geographic market or industry sector of the acquired business;

•	increases in our expenses and working capital requirements, which reduce our return on invested capital; and

•	exposure to unanticipated contingent liabilities of acquired companies.

     Any of these and other factors have harmed, and in the future could harm, our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business and operating results.

Our strategic relationships with major customers create risks.

     Over the past several years, we have completed numerous strategic transactions with OEM customers, including, among others, The Orbiant Group, Xerox, Alcatel, Casio and Ericsson. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

     As a result of these and other risks, we have been, and in the future may be, unable to achieve anticipated levels of profitability under these arrangements, and they have not, and in the future may not, result in any material revenues or contribute positively to our earnings per share.

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

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers accounted for approximately 67% and 64% of net sales in fiscal 2003 and fiscal 2002, respectively. Our largest customers during fiscal 2003 were Hewlett-Packard and Sony-Ericsson, accounting for approximately 12% and 11% of net sales, respectively. Our largest customer during fiscal 2002 was Ericsson, accounting for approximately 15% of net sales. No other customer accounted for more than 10% of net sales in fiscal 2003 and fiscal 2002.

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

Our industry is extremely competitive.

     The EMS industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of internal production. Some of our competitors may have greater design, manufacturing, financial or other resources than us. Additionally, we face competition from Taiwanese ODM suppliers, who have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, as well as provide consumer products and other technology manufacturing services.

     In recent years, many participants in the industry, including us, have substantially expanded their manufacturing capacity. The overall demand for electronics manufacturing services has decreased, resulting in increased capacity and substantial pricing pressures, which has harmed our operating results. Certain sectors of the EMS industry are currently experiencing increased price competition, and if this increased level of competition should continue, our revenues and gross margin may continue to be adversely affected.

We may be adversely affected by shortages of required electronic components.

     At various times, there have been shortages of some of the electronic components that we use, as a result of strong demand for those components or problems experienced by suppliers. These unanticipated component shortages have resulted in curtailed production or delays in production, which prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause us to experience a reduction in our sales and an increase in our costs and could adversely affect our relationship with existing customers as well as prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased manufacturing or component costs.

Our customers may be adversely affected by rapid technological change.

     Our customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvement in products and services. These conditions frequently result in short product life cycles. Our success will depend largely on the success achieved by our customers in developing and marketing their products. If technologies or standards supported by our customers’ products become obsolete or fail to gain widespread commercial acceptance, our business could be adversely affected.

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

     Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. These tax incentives expire over various periods from 2004 to 2010 and are subject to certain conditions with which we expect to comply. We have obtained tax holidays or other incentives where available, primarily in China, Malaysia and Hungary. In these three countries, we generated an aggregate of approximately $5.8 billion of our total revenues for the fiscal year ended March 31, 2003. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions of businesses may cause our effective tax rate to increase.

We conduct operations in a number of countries and are subject to risks of international operations.

     The geographical distances between the Americas, Asia and Europe create a number of logistical and communications challenges for us. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the core management team, which is based in a number of different countries. Facilities in several different locations may be involved at different stages of the production of a single product, leading to additional logistical difficulties.

     Because our manufacturing operations are located in a number of countries throughout the Americas, Asia and Europe, we are subject to the risks of changes in economic and political conditions in those countries, including:

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

     The attractiveness of our services to our U.S. customers can be affected by changes in U.S. trade policies, such as most favored nation status and trade preferences for some Asian countries. In addition, some countries in which we operate, such as Brazil, Hungary, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. Finally, we could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

     The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong and Singapore may have a negative impact on our operations. Our operations may be impacted by a number of SARS-related factors, including, but not limited to, disruptions at our manufacturing operations located in China, reduced demand for our customers’ products and increased supply chain costs.

We are exposed to fluctuations in foreign currency exchange rates.

     We transact business in various foreign countries. As a result, we are exposed to fluctuations in foreign currencies. We have currency exposure arising from both sales and purchases denominated in currencies other than the functional currencies of our entities. Volatility in the exchange rates between the foreign currencies and the functional currencies of our entities could seriously harm our business, operating results and financial condition. We try to manage our foreign currency exposure by borrowing in various foreign currencies and by entering into foreign exchange forward contracts. Mainly, we enter into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on current assets and liabilities denominate in foreign currency. These exposures are primarily, but not limited to, cash, receivables, payables and inter-company balances, in currencies other than the functional currency unit of the operating entity. We will first evaluate and, to the extent possible, use non-financial techniques, such as currency of invoice, leading and lagging payments, receivable management or local borrowing to reduce transactions exposure before taking steps to minimize remaining exposure with financial instruments. Foreign exchange forward contracts are treated as cash flow hedges and such contracts generally expire within three months. The credit risk of these forward contracts if minimal since the contracts are with large financial institutions. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged.

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

We are a defendant in several securities class action lawsuits and this litigation could harm our business whether or not determined adversely to us.

     Between June and August 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits filed in the Untied States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between October 2, 2001 and June 4, 2002, generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. After the Court consolidated these actions, plaintiffs amended their allegations to change the class period to January 18, 2001 to June 4, 2002. They also added claims on behalf of plaintiffs who purchased shares pursuant to, or traceable to, the secondary offerings of Flextronics on February 1, 2001 and January 7, 2002. In addition, plaintiffs added claims against the underwriters involved in those offerings. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California.

     These actions seek unspecified damages. Although we believe that the plaintiffs’ claims lack merit and intend to vigorously defend these lawsuits, we are unable to predict the ultimate outcome of these lawsuits. There can be no assurance we will be successful in defending the lawsuits, and, if we are unsuccessful, we may be subject to significant damages. Even if we are successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns and harm our business.

ITEM 2. PROPERTIES

     Our facilities consist of a global network of industrial parks, regional manufacturing operations, design and engineering and product introduction centers, providing over 14.5 million square feet of manufacturing capacity as of March 31, 2003 (excluding facilities we have identified for closure, as described in Note 9, “Unusual Charges” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). We own facilities with approximately 1.7 million square feet in the Americas, 3.7 million square feet in Asia and 3.6 million square feet in Europe. We lease facilities with approximately 1.5 million square feet in the Americas, 1.4 million square feet in Asia and 2.6 million square feet in Europe.

     Our facilities include large industrial parks, ranging in size from approximately 300,000 to 1.5 million square feet, in Brazil, China, Hungary, Mexico and Poland, and we have commenced construction on an additional industrial park in China. We also have regional manufacturing operations, ranging in size from approximately 50,000 to 500,000 square feet, in Austria, Brazil, China, Denmark, Finland, France, Germany, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Norway, Singapore, Sweden,

Switzerland, Taiwan, Thailand and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world’s major electronics markets.

     Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

     Between June and August 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between October 2, 2001 and June 4, 2002, generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. After the Court consolidated these actions, plaintiffs amended their allegations to change the class period to January 18, 2001 to June 4, 2002. They also added claims on behalf of plaintiffs who purchased shares pursuant to, or traceable to, the secondary offerings of Flextronics on February 1, 2001 and January 7, 2002. In addition, plaintiffs added claims against the underwriters involved in those offerings. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California.

     These actions seek unspecified damages. Although we believe that the plaintiffs’ claims lack merit and intend to vigorously defend these lawsuits, we are unable to predict the ultimate outcome of these lawsuits. There can be no assurance we will be successful in defending these lawsuits, and, if we are unsuccessful, we may be subject to significant damages. Even if we are successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns and harm our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF ORDINARY SHARES

     Our ordinary shares are quoted on the NASDAQ National Market under the symbol “FLEX”. The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal 2002 as reported on the NASDAQ National Market.

	High	Low

FISCAL YEAR ENDED MARCH 31, 2003
First Quarter	$18.98	$7.11
Second Quarter	10.40	5.85
Third Quarter	12.04	5.47
Fourth Quarter	9.90	7.15
FISCAL YEAR ENDED MARCH 31, 2002
First Quarter	$33.10	$12.38
Second Quarter	29.44	12.53
Third Quarter	29.99	15.27
Fourth Quarter	27.65	13.96

     All share prices have been adjusted to give effect to the two-for-one stock split effected as a bonus issue (the Singapore equivalent of a stock dividend), distributed to our shareholders on October 16, 2000.

     As of May 15, 2003 there were 3,968 holders of record of our ordinary shares and the closing sale price of the ordinary shares as reported on the NASDAQ National Market was $9.74 per share.

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

RECENT SALE OF UNREGISTERED SECURITIES

     On March 20, 2003, we issued a $200.0 million zero coupon, zero yield, convertible junior subordinated note maturing in 2008 in a private placement transaction with funds associated with Silver Lake Partners. The notes are callable by us after three years and do not provide a put option prior to maturity. The notes are convertible into our ordinary shares at a conversion price of $10.50 per share and are payable in cash or stock at maturity, at our option. The sale and issuance of the note was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The purchasers of the notes are sophisticated investors who have access to the kind of information that registration would disclose as well as the ability to understand the risk of their investment.

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

Income Taxation Under Singapore Law

     Under current provisions of the Income Tax Act, Chapter 134 of Singapore, corporate profits are taxed at a rate equal to 22%. In addition, 75% of up to the first S$10,000, and 50% of up to the next S$90,000 of a company’s chargeable income (other than Singapore dividends received by the company) will be exempt from corporate tax.

     Singapore does not impose withholding tax on dividends. Prior to January 1, 2003, Singapore applied a full imputation system to all dividends (other than exempt dividends) paid by a Singapore resident company. With effect from January 1, 2003, tax on corporate profits is final and dividends paid by a Singapore resident company will be tax exempt in the hands of a shareholder, whether or not the shareholder is a company or an individual and whether or not the shareholder is a Singapore resident. However, if the resident company was previously under the imputation system and has unutilized dividend franking credits as at December 31, 2002, there will be a 5-year transition period from January 1, 2003 to December 31, 2007, during which a company may remain on the imputation system. Dividends declared by non-resident companies are not subject to the imputation system.

     Under current Singapore tax law there is no tax on capital gains, and, thus, any profits from the disposal of shares are not taxable in Singapore unless the vendor is regarded as carrying on a trade in shares in Singapore (in which case, the disposal profits would be taxable as trade profits rather than capital gains).

     There is no stamp duty payable in respect of the holding of shares. No duty is payable on the acquisition of new shares. Where existing shares are acquired in Singapore, stamp duty is payable on the instrument of transfer of the shares at the rate of S$2 for every S$1,000 of the market value of the shares. The stamp duty is borne by the purchaser unless there is an agreement to the contrary. Where the instrument of transfer is executed outside of Singapore, stamp duty must be paid if the instrument of transfer is received in Singapore. Under Article 22 (iii) of our Articles of Association, our directors are authorized to refuse to register a transfer unless the instrument of transfer has been duly stamped.

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

     U.S. shareholders will be required to report as income for U.S. income tax purposes the amount of any dividend received from us to the extent paid out of our current or accumulated earnings and profits, as determined under current U.S. income tax principles. If over 50% of our stock (by vote or value) were owned by U.S. shareholders who individually held 10% or more of our voting stock, such U.S. shareholders potentially would be required to include in income a portion or all of their pro rata share of our and our non-U.S. subsidiaries’ earnings and profits. Certain attribution rules apply in this regard. If 50% or more of our assets during a taxable year produced or were held for the production of passive income, as defined in section 1297(b) of the Code (e.g., certain forms of dividends, interest and royalties), or 75% or more of our gross income for a taxable year was passive income, adverse U.S. tax consequences could result to U.S. shareholders. As of March 31, 2003, we were not aware of any U.S. shareholder who individually held 10% or more of our voting stock.

     Shareholders that are not U.S. shareholders will not be required to report for U.S. federal income tax purposes the amount of any dividend received from us. Non-U.S. shareholders, upon the sale or exchange of a share, would not be required to recognize gain or loss for U.S. federal income tax purposes.

Estate Taxation

     In the case of an individual who is not domiciled in Singapore and who died before January 1, 2002, a Singapore estate tax is imposed on the value of all movable and immovable properties situated in Singapore. Our shares are considered to be situated in Singapore. Thus, an individual shareholder who is not domiciled in Singapore at the time of his or her death will be subject to Singapore estate tax on the value of any such shares held by the individual upon the individual’s death. Such a shareholder will be required to pay Singapore estate tax to the extent that the value of the shares (or in aggregate with any other assets subject to Singapore estate tax) exceeds S$600,000. Any such excess will be taxed at a rate equal to 5% on the first S$12,000,000 of the individual’s Singapore chargeable assets and thereafter at a rate equal to 10%. If the individual who is not domiciled in Singapore, dies on or after January 1, 2002, no estate duty is payable on his moveable property in Singapore.

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

	Fiscal Year Ended March 31,

	2003	2002	2001	2000	1999

		(In thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales	$13,378,699	$13,104,847	$12,109,699	$6,959,122	$3,952,786
Cost of sales	12,650,402	12,224,969	11,127,896	6,335,242	3,512,229
Unusual charges (1)	266,244	464,391	510,495	7,519	77,286

Gross profit	462,053	415,487	471,308	616,361	363,271
Selling, general and administrative	456,199	443,586	430,109	319,952	240,512
Goodwill and other intangibles amortization	22,146	12,615	63,541	41,326	29,156
Unusual charges (1)	38,167	110,035	462,847	3,523	2,000
Interest and other expense, net	92,780	91,853	67,115	69,912	52,234

Income (loss) before income taxes	(147,239)	(242,602)	(552,304)	181,648	39,369
Provision for (benefit from) income taxes	(63,786)	(88,854)	(106,285)	23,080	(11,634)

Net income (loss)	$(83,453)	$(153,748)	$(446,019)	$158,568	$51,003

Diluted earnings (loss) per share (2)	$(0.16)	$(0.31)	$(1.01)	$0.42	$0.17

Shares used in computing diluted per share amounts (2)	517,198	489,553	441,991	383,119	329,352

	As of March 31,

	2003	2002	2001	2000	1999

	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Working capital	$897,741	$1,394,883	$1,914,741	$1,161,535	$384,084
Total assets	8,394,104	8,644,699	7,571,655	5,134,943	2,783,707
Total long-term debt and capital lease obligations, excluding current portion	1,049,853	863,293	917,313	645,267	789,471
Shareholders’ equity	4,542,020	4,455,496	4,030,361	2,376,628	915,305

(1)	We recognized unusual pre-tax charges of $304.4 million, $574.4 million, $584.4 million, $7.5 million and $77.3 million in fiscal 2003, fiscal 2002, fiscal 2001, fiscal 2000 and fiscal 1999, respectively, associated with the consolidation and closure of several manufacturing facilities.

We recognized unusual pre-tax charges of $286.5 million in fiscal 2001 related to the issuance of an equity instrument to Motorola.

We recognized unusual pre-tax charges of approximately $102.4 million and $3.5 million in fiscal 2001 and fiscal 2000, respectively for merger-related expenses.

We recognized unusual pre-tax charges of approximately $2.0 million in fiscal 1999 for the write-off of in-process research and development associated with an acquisition.

(2)	We completed a stock split during each of fiscal 2001, fiscal 2000 and fiscal 1999. Each of the stock splits was effected as bonus issues (the Singapore equivalent of a stock dividend). The stock dividend has been reflected in our financial statements for all periods presented unless otherwise noted. All share and per share amounts have been retroactively restated to reflect the stock splits.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

     We evaluate goodwill and other intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss. If, at the time of our annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered to be impaired. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our impairment evaluations. However, we have recorded impairment charges relating to our restructuring activities as further described in Note 9, “Unusual Charges,” of the notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.” No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

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

Inventory Valuation

     Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or financial position of our customers and/or changes in economic conditions may require additional provisions for inventories due to our customers’ inability to fulfill their contractual obligations with regard to inventory being held on their behalf.

Exit Costs

     We recognized unusual charges in fiscal 2003, fiscal 2002 and fiscal 2001, related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these exit activities, we recorded unusual charges for employee termination costs, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. Until December 31, 2002, a liability for the exit costs was recognized at the date of our commitment to the exit plans in accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. We have adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     The recognition of the unusual charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. If our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recording of additional unusual charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

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

     Prior to June 30, 2001, we made several acquisitions, which were accounted for as pooling of interests and our consolidated financial statements have been restated to reflect the combined operations of the merged companies for all periods presented. We also completed other immaterial pooling of interests transactions, for which prior period statements had not been restated. In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

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

RESULTS OF OPERATIONS

     Certain operating results discussed below are not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America, or GAAP, and are not necessarily comparable to similar measures presented by other companies. As a result of the significant number of acquisitions made by us during the past few years, coupled with an unprecedented downturn in the technology industry and related end market demand for electronics hardware, we believe certain non-GAAP operating results are useful measures that facilitate period-to-period operating comparisons. These non-GAAP operating results should not be considered in isolation or as a substitute for operating results prepared in accordance with GAAP. Where disclosed, we have provided a reconciliation of non-GAAP operating results to GAAP. Non-GAAP operating results as discussed exclude the effects of unusual charges primarily associated with the consolidation and closure of several manufacturing facilities.

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

	Fiscal Year Ended March 31,

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.5	93.3	91.9
Unusual charges	2.0	3.5	4.2

Gross margin	3.5	3.2	3.9
Selling, general and administrative	3.4	3.4	3.6
Goodwill and other intangibles amortization	0.2	0.1	0.5
Unusual charges	0.3	0.8	3.8
Interest and other expense, net	0.7	0.8	0.6

Loss before income taxes	(1.1)	(1.9)	(4.6)
Benefit from income taxes	(0.5)	(0.7)	(0.9)

Net loss	(0.6)%	(1.2)%	(3.7)%

Net Sales

     We derive our net sales from the assembly of printed circuit boards and complete systems and products, the fabrication and assembly of plastic and metal enclosures, the fabrication of printed circuit boards and backplanes (which are printed circuit boards into which other printed circuit boards or cards may be inserted) and the fabrication and assembly of photonics components. Throughout the production process, we offer design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key components of the supply chain through advanced information technologies. We have recently begun providing original design manufacturing, or ODM, services where we design and develop products, such as cell phones and related products, that are sold to the end user by our OEM customers under their brand name. Finally, we offer after-market services such as repair and warranty services and network and communications installation and maintenance.

     Net sales for fiscal 2003 increased 2% to $13.4 billion from $13.1 billion in fiscal 2002. The increase in net sales in fiscal 2003 was primarily attributed to revenues generated from our new customer and program wins, along with acquisitions and strategic customer transactions completed in the second half of fiscal 2002 and in fiscal 2003, including Xerox, The Orbiant Group, NatSteel Broadway and Casio. The increase was partially offset by weakness in customer demand, particularly in the information technology infrastructure and communications infrastructure markets, as a consequence of a continuing downturn in economic conditions worldwide. Our ten largest customers during fiscal 2003 accounted for approximately 67% of net sales, with Hewlett-Packard and Sony-Ericsson accounting for approximately 12% and 11% of net sales, respectively. No other customer accounted for more than 10% of net sales during fiscal 2003.

     Net sales for fiscal 2002 increased 8% to $13.1 billion from $12.1 billion in fiscal 2001. The economic downturn experienced by the electronics industry throughout fiscal 2002, which was driven by a combination of weakening end-market demand and our customers’ inventory imbalances, slowed the rate of growth in our net sales. The increase in sales for fiscal 2002 was primarily a result of the incremental revenues associated with the purchase of several manufacturing facilities during the fiscal year, and to a lesser extent, the further expansion of sales to certain of our existing customers as well as sales to new customers. During fiscal 2002, our ten largest customers accounted for approximately 64% of net sales, with Ericsson accounting for approximately 15% of net sales. No other customer accounted for more than 10% of net sales during fiscal 2002.

Gross Profit

     Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions.

     Gross margin for fiscal 2003 increased to 3.5% compared to 3.2% in fiscal 2002. The increase in gross margins in fiscal 2003 primarily related to lower unusual pre-tax charges recorded of $266.3 million in fiscal 2003 compared to $464.4 million in fiscal 2002. Excluding the unusual pre-tax charges gross margins were 5.5% and 6.7% for fiscal 2003 and fiscal 2002, respectively. The unusual charges were associated with facility closure costs, as more fully described below in “Unusual Charges.” Excluding the impact of unusual charges, gross margin declined as a result of several factors, primarily, (i) a shift in the product mix towards higher volume printed circuit board assembly projects and final system assembly projects, which typically have a lower gross margin because of their higher material content as a percentage of total unit cost, (ii) industry pricing pressures as a consequence of the excess capacity resulting from the continued economic downturn, (iii) under-absorbed fixed costs caused by under utilization of capacity, resulting in part from the continued decline in our customers’ markets and (iv) changes in product mix to lower margin consumer-related products business from our historically higher margin information technology and communications infrastructure markets.

     Gross margin for fiscal 2002 decreased to 3.2% from 3.9% in fiscal 2001. Excluding the unusual pre-tax charges of $464.4 million and $510.5 million in fiscal 2002 and fiscal 2001, respectively, gross margin decreased to 6.7% in fiscal 2002 from 8.1% in fiscal 2001. Excluding the impact of unusual charges, gross margin declined as a result of several factors, primarily, (i) under-absorbed fixed costs caused by under utilization of capacity, resulting from the economic downturn experienced by the electronics industry, most significantly experienced by our printed circuit fabrication unit and (ii) changes in product mix to higher volume printed circuited board assembly projects and final system assembly projects, which typically have a lower gross margin. The decline was due to a lesser extent to, (i) costs associated with the integration of newly acquired operations and (ii) costs associated with the startup of new customers and new projects, which typically carry higher levels of unabsorbed manufacturing overhead costs until the projects reach higher volume production.

     Increased mix of products that have relatively high material costs as a percentage of total unit costs has historically been a factor that has adversely affected our gross margins. We believe that this and other factors may continue to adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Unusual Charges

     We recognized net unusual pre-tax charges of approximately $304.4 million in fiscal 2003, of which $297.0 million related to the closures and consolidations of various manufacturing facilities and $7.4 million related to the impairment of investments in certain technology companies. Of the total amount, approximately $266.3 million of the charges relating to facility closure was classified as a component of cost of sales.

     We recognized unusual pre-tax charges of approximately $574.4 million during fiscal 2002, of which $530.0 million related to closures of several manufacturing facilities and $44.4 million related primarily to the impairment of investments in certain technology companies. Approximately $464.4 million of the charges relating to facility closures were classified as a component of cost of sales.

     We recognized unusual pre-tax charges of approximately $973.3 million during fiscal year 2001. Of this amount, $574.9 million was related to the closures of numerous manufacturing facilities, $102.4 million was associated with direct transactional costs associated with several mergers and acquisitions, primarily our acquisition of the Dii Group, Inc., and $9.5 million related to the impairment of investments in certain technology companies. Additionally, we recorded approximately $286.5 million related to the issuance of an equity instrument to Motorola, which was equal to the excess of the fair value of the equity instrument issued over the proceeds received. Approximately $510.5 million of the charges relating to the facility closures were classified as a component of cost of sales.

     We believe that the potential cost of goods savings achieved through lower depreciation and reduced employee expenses will be offset in part by reduced revenues at the affected facilities. In addition, we may incur further restructuring charges in the future as we continue to reconfigure our operations in order to address excess capacity concerns, which may materially affect our results of operations in future periods.

Refer to Note 9, “Unusual Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, or SG&A for fiscal 2003 increased to $456.2 million from $443.6 million in fiscal 2002. As a percentage of net sales, SG&A remained flat at 3.4%. The absolute dollar increase in SG&A in fiscal 2003 was primarily due to various business acquisitions and strategic transactions, which were completed in the second half of fiscal 2002 and in fiscal 2003. Additionally, our SG&A costs increased due to the initial costs associated with our investments in resources necessary for our ODM activities. These increases were partially offset by efficiencies resulting from our restructuring activities. We expect SG&A will continue to increase next quarter as we expand our ODM activities.

     SG&A for fiscal 2002 increased to $443.6 million from $430.1 million in fiscal 2001. As a percentage of net sales, SG&A decreased to 3.4% in fiscal 2002 from 3.6% in fiscal 2001. The absolute dollar increase in SG&A was primarily due to several business acquisitions completed during fiscal 2002. The percentage decrease in SG&A reflects savings generated by our focus on controlling discretionary spending combined with efficiencies gained from our restructuring activities.

Goodwill and Other Intangibles Amortization

     Goodwill and other intangibles amortization for fiscal 2003 increased to $22.1 million from $12.6 million in fiscal 2002. The increase was attributable to amortization expense associated with intangible assets acquired through various business acquisitions completed in the second half of fiscal 2002 and in fiscal 2003, in particular due to the completion of our assessment of the value of intangible assets acquired from The Orbiant Group.

     Goodwill and other intangibles amortization for fiscal 2002 decreased to $12.6 million from $63.5 million in fiscal 2001. The decrease in goodwill and other intangibles amortization was the direct result of the adoption of SFAS 142, which effectively discontinued the amortization of goodwill. See Note 2, “Summary of Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

Interest and Other Expense, Net

     Interest and other expense, net for fiscal 2003 increased by $0.9 million to $92.8 million from $91.9 million in fiscal 2002. The slight increase in fiscal 2003 was driven primarily by reduced gains from sales of marketable securities combined with increased expenses related to minority ownership interests in certain subsidiaries. The increase was offset to some extent by higher invested cash balances and reduced outstanding borrowings.

     Interest and other expense, net increased to $91.9 million in fiscal 2002 from $67.1 million in fiscal 2001. This increase was driven primarily by lower gains recorded on the sale of marketable securities as compared to the $33.4 million gain recorded in fiscal 2001, combined with the realization of approximately $4.5 million of foreign exchange losses compared to foreign exchange gains of $4.0 million in fiscal 2001. The foreign exchange losses in fiscal 2002 primarily related to net non-functional currency monetary liabilities in France, Hungary and Sweden. Additionally, foreign exchange losses in fiscal 2002 included amounts related to changes in fair values of derivative instruments due to hedge ineffectiveness, which were immaterial, as a result of our adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in April 2001.

Provision for Income Taxes

     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. See Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

     Our consolidated effective tax rate was a benefit of 43%, 37% and 19% for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Excluding the unusual charges, the effective income tax rate was 10% for fiscal 2003 and 2002 and 11% for fiscal 2001. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries primarily in China, Hungary and Malaysia.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003 we had cash and cash equivalents balances totaling $424.0 million, total bank and other debts amounting to $1.1 billion and $880.0 million available for borrowing under our credit facilities subject to compliance with certain financial ratios.

     Cash provided by operating activities was $607.8 million and $858.9 million in fiscal 2003 and fiscal 2002, respectively. In fiscal 2001, operating activities used cash amounting to $469.7 million. Working capital as of March 31, 2003 and March 31, 2002, was approximately $897.7 million and $1.4 billion, respectively. During fiscal 2003, cash provided by operating activities resulted from reductions in accounts receivable and inventory of approximately $449.5 million and $150.7 million, respectively, offset by reductions in trade payables and other current liabilities of approximately $338.4 million. During fiscal 2002, cash provided by operating activities resulted from reductions in accounts receivable and inventory of approximately $215.3 million and $494.8 million, respectively, as well as increases in trade payables and other current liabilities of approximately $643.6 million.

     Cash used in investing activities was $813.0 million, $1.1 billion and $1.1 billion in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Cash used in investing activities in fiscal 2003 primarily related to:

•	net capital expenditures of $208.3 million for the purchase of equipment and including our continued expansion of our high volume manufacturing facilities in lower cost regions, primarily Asia,

•	payments of $501.6 million for acquisitions of businesses, primarily NatSteel Broadway and;

•	other investments and notes receivable of $95.0 million, of which $83.5 million related to our participation in our trade receivables securitization program.

     Cash used in investing activities in fiscal 2002 primarily related to:

•	$330.4 million of net capital expenditures to purchase equipment and the continued expansion of our manufacturing facilities worldwide, for our continued expansion of our industrial parks, primarily at our China, Hungary and Poland industrial parks,

•	$396.3 million for purchases of manufacturing facilities and related asset purchases, related to our acquisitions of several manufacturing operations from Ericsson and Alcatel,

•	$314.5 million for acquisitions of businesses, primarily related to Xerox and The Orbiant Group and;

•	$62.6 million of other investments, of which $53.5 million related to our accounts receivables securitization program.

Additionally, we received proceeds of $20.6 million from the sale of marketable securities in fiscal 2002.

     Net cash used in financing activities was $103.5 million in fiscal 2003, compared to net cash provided by financing activities of $369.3 million and $1.5 billion in fiscal 2002 and fiscal 2001, respectively. Cash used in financing activities during fiscal 2003 primarily related to repayments of debt obligations of approximately $1.0 billion, offset by additional borrowings of $893.0 million, which included the issuance of $200.0 million zero coupon, zero yield, convertible junior subordinated notes, and $27.9 million in proceeds from the issuance of our ordinary shares pursuant to our employee stock plans.

     Cash provided by financing activities in fiscal 2002 primarily related to our completion of a secondary offering of our ordinary shares. In January 2002, we sold a total of 20,000,000 ordinary shares at a price of $25.96 per share resulting in net proceeds to us of approximately $503.8 million, which was used to repay our bank borrowings under our credit facility and for general corporate purposes. Additionally, cash provided by financing activities in fiscal 2002 resulted from $57.7 million in proceeds from the issuance of our ordinary shares pursuant to our employee stock plans. Our financing activities in fiscal 2002 used $112.0 million for the repurchase of the equity instrument issued to Motorola and $33.8 million for the repayment of capital lease obligations.

     Subsequent to March 31, 2003, we issued 6.5% senior subordinated notes due in May 2013 for gross proceeds of $400.0 million, in accordance with the Securities and Exchange Commission Rule 144A and Regulation S. We intend to use the net proceeds of the issuance for general corporate purposes and to redeem or repurchase our outstanding 8.75% senior subordinated notes maturing in October 2007, of which $150.0 million in principal was outstanding at March 31, 2003.

     Our working capital requirements and capital expenditures could increase in order to support future expansions of our operations. It is possible that future acquisitions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory and accounts receivable, the timing of capital expenditures by us for new equipment, the extent to which we utilize operating leases for the new facilities and equipment, the extent of unusual cash charges associated with future restructuring activities and levels of shipments and changes in volumes of customer orders.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In March 2003, we renewed and increased our existing revolving credit facility with a syndicate of domestic and foreign banks from $800.0 million to $880.0 million. The credit facility consists of two separate credit agreements, one providing for up to $440.0 million principal amount of revolving credit loans to us and designated subsidiaries; and one providing for up to $440.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. Of the total amount of each agreement, $173.3 million relates to a new 364-day facility and $266.7 million expires in March 2005. Borrowings under the credit facility bear interest, at our option, either at

(i)  the base rate (as defined in the credit facility); or (ii) the LIBOR rate (as defined in the credit facility) plus the applicable margin for LIBOR loans ranging between 1.125% and 2.50%, based on our credit ratings and facility usage. We are required to pay a quarterly commitment fee ranging from 0.15% to 0.50% per annum, based on our credit ratings, of the unutilized portion of the credit facility.

     The credit facility is unsecured, and contains certain restrictions on our ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The credit facility also requires that we maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, and amortization), a minimum ratio of fixed charge coverage, and a minimum net worth, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by us and certain of our subsidiaries. As of March 31, 2003, there were no borrowings outstanding under the credit facility.

     As of March 31, 2003, our outstanding debt obligations included: (i) borrowings outstanding related to our senior subordinated notes, (ii) borrowings outstanding related to our convertible junior subordinated notes, (iii) amounts drawn by subsidiaries on various lines of credit, (iv) equipment financed under capital leases and (v) other term obligations, including mortgage loans. Additionally, we have leased certain of our facilities under operating lease commitments. Future payments due under our debt and lease obligations are as follows (in thousands):

	Fiscal Year Ending March 31,

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total

Senior subordinated notes	—	—	—	—	150,000	657,364	807,364
Convertible junior subordinated notes	—	—	—	—	200,000	—	200,000
Lines of credit	31,859	—	—	—	—	—	31,859
Capital lease obligations (including interest)	8,951	3,629	2,537	376	289	1,778	17,560
Other debt obligations	20,625	18,728	3,116	31	4,523	8,182	55,205
Operating lease obligations	110,484	70,476	47,522	34,539	26,933	153,804	443,758

     In March 2002, we entered into a trade receivables securitization agreement. Under this agreement, we continuously sell a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. Our share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2004, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. We sold $320.8 million of our accounts receivable as of March 31, 2003, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. We received net cash proceeds of $168.3 million from the unaffiliated financial institution for the sale of these receivables. We have a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and our own investment participation, the total of which was $152.5 million as of March 31, 2003. The accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

     In fiscal 2002, we entered into operating leases with respect to properties located in Mexico and Texas. During fiscal 2002, we completed construction on the property in Mexico and began construction on the property in Texas, which was completed by the end of fiscal 2003. The amounts outstanding on the Mexico and Texas properties as of March 31, 2003, were $22.9 million and $67.0 million, respectively. Upon the expiration of these leases in 2006 and 2007, respectively, we may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. We also have the right to purchase the buildings at cost at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. We have provided a residual value guarantee, which means that if the building is sold to a third party, we are responsible for making up any shortfall between the actual sales price and the amount funded under the leases. The maximum potential amount of the residual value guarantee is $76.4 million.

RELATED PARTY TRANSACTIONS

     We have loaned approximately $12.4 million to several of our executive officers. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 2.48% to 7.25%. The remaining outstanding balance of the loans, including accrued interest, as of March 31, 2003, was approximately $12.9 million. Additionally, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of March 31, 2003 was approximately $2.6 million. We will not make any further loans to our executive officers.

NEW ACCOUNTING PRONOUNCEMENTS

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

Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. The adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. It is reasonably possible that we will consolidate our synthetic leases when we adopt the consolidation requirements of FIN 46 in the first quarter of fiscal 2004. We do not believe the adoption of FIN 46 will have a material impact on our financial position, results of operations or cash flows.

Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Accordingly, we have adopted the provisions of FIN 45. The adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and the adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to the greater of 20% of the total investment portfolio or $10.0 million in any single institution. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2003, the outstanding amount in the investment portfolio was $190.4 million, comprised mainly of money market funds with an average return of 1.20% for dollar investments and 2.75% for Euro investments.

     We had a portfolio of fixed and variable rate debt of approximately $1.1 billion as of March 31, 2003, of which approximately 94% related to fixed rate debt obligations. Our fixed rate debt consists primarily of $807.4 million of senior subordinated notes with a weighted average interest rate of 9.64%, $200.0 million of zero coupon, zero yield junior convertible subordinated notes and $21.8 million of other fixed rate obligations. As of March 31, 2003, the approximate fair values of our 9.875% notes, 9.75% notes and 8.75% notes based on broker trading prices were 110.125%, 106.0% and 104.5% of the face values on March 31, 2003, respectively. Our variable rate debt includes demand notes, mortgage loans and certain variable lines of credit. These credit lines are located throughout the world and are based on a spread over that country’s inter bank-offering rate. Our variable rate debt instruments create exposures for us related to interest rate risk. As of March 31, 2003, the balance outstanding on our variable rate debt obligation was approximately $65.3 million. A hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

FOREIGN CURRENCY EXCHANGE RISK

     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. To the extent possible, we manage our foreign currency exposure by evaluating and using non-financial techniques, such as currency of invoice, leading and lagging payments and receivable management. In addition, we borrow in various foreign currencies and enter into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable and accounts payable, and cash flows denominated in non-functional currencies.

     We try to maintain a fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward contracts is minimal since all contracts are with large financial institutions. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged. On April 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 137 and No. 138, and as such the fair value of currency forward contracts are reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2003 amounted to $807.2 million with a fair value on the balance sheet of a liability of $1.1 million. The majority of these foreign exchange contracts expire in less than one month and almost all expire within three months. They will settle in Euro, British pound, Hong Kong dollar, Hungarian forint, Japanese yen, Malaysian ringgit, Norwegian kronor, Polish zloty, Singapore dollar, Swedish krona, Swiss franc, Thai baht and U.S. dollar.

     Based on our overall currency rate exposures at March 31, 2003, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Flextronics International Ltd. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Flextronics International Ltd. and Subsidiaries (the “Company”) as of March 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. Our audit also included the fiscal 2003 consolidated financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the fiscal 2003 financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedules as of March 31, 2002, and for each of the years in the two-year period then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such fiscal 2002 and fiscal 2001 financial statement schedules, when considered in relation to the fiscal 2002 and fiscal 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated April 25, 2002.

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

In our opinion, the fiscal 2003 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the fiscal 2003 consolidated financial statement schedule, when considered in relation to the fiscal 2003 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
April 21, 2003
(May 5, 2003 as to Note 13)

This is a copy of the audit report previously issued by Arthur Andersen LLP, the Company’s former independent accountants, in connection with the Company’s Annual Report on Form 10-K for the year ended March 31, 2002. This audit report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided consent to the inclusion of its report in this Form 10-K. The consolidated balance sheet as of March 31, 2001, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended March 31, 2000 and the information in the financial statement schedule (Schedule II – Valuation and Qualifying Accounts) for the year ended March 31, 2000, each of which is referenced in the audit report, are not included in the Company’s Form 10-K for the year ended March 31, 2003.

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

ARTHUR ANDERSEN LLP

San Jose, California
April 25, 2002

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	As of March 31,

	2003	2002

	(In thousands, except share
	and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$424,020	$745,124
Accounts receivable, less allowance for doubtful accounts of $37,626 and $41,649 as of March 31, 2003 and 2002, respectively	1,417,086	1,866,576
Inventories, net	1,141,559	1,292,230
Deferred income taxes	29,153	51,954
Other current assets	466,942	597,303

Total current assets	3,478,760	4,553,187
Property, plant and equipment, net	1,965,729	2,032,495
Deferred income taxes	415,041	312,996
Goodwill	2,121,997	1,489,449
Other intangibles, net	70,913	48,699
Other assets	341,664	207,873

Total assets	$8,394,104	$8,644,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings and current portion of long-term debt	$52,484	$282,478
Current portion of capital lease obligations	7,622	16,557
Accounts payable	1,601,923	1,962,630
Other current liabilities	918,990	896,639

Total current liabilities	2,581,019	3,158,304
Long-term debt, net of current portion	1,041,944	843,082
Capital lease obligations, net of current portion	7,909	20,211
Other liabilities	221,212	167,606
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Ordinary shares, S$.01 par value; authorized — 1,500,000,000 shares; issued and outstanding — 520,228,062 and 513,011,778 as of March 31, 2003 and 2002, respectively	3,078	3,043
Additional paid-in capital	4,948,601	4,898,807
Retained deficit	(370,093)	(286,640)
Accumulated other comprehensive loss	(33,419)	(159,714)
Deferred compensation	(6,147)	—

Total shareholders’ equity	4,542,020	4,455,496

Total liabilities and shareholders’ equity	$8,394,104	$8,644,699

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Net sales	$13,378,699	$13,104,847	$12,109,699
Cost of sales	12,650,402	12,224,969	11,127,896
Unusual charges	266,244	464,391	510,495

Gross profit	462,053	415,487	471,308
Selling, general and administrative	456,199	443,586	430,109
Goodwill and other intangibles amortization	22,146	12,615	63,541
Unusual charges	38,167	110,035	462,847
Interest and other expense, net	92,780	91,853	67,115

Loss before income taxes	(147,239)	(242,602)	(552,304)
Benefit from income taxes	(63,786)	(88,854)	(106,285)

Net loss	$(83,453)	$(153,748)	$(446,019)

Net loss per share:
Basic	$(0.16)	$(0.31)	$(1.01)

Diluted	$(0.16)	$(0.31)	$(1.01)

Weighted average shares used in computing per share amounts:
Basic	517,198	489,553	441,991

Diluted	517,198	489,553	441,991

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,

	2003	2002	2001

		(In thousands)
Net loss	$(83,453)	$(153,748)	$(446,019)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	127,518	(44,450)	(49,844)
Unrealized loss on investments and derivatives, net of tax	(1,223)	(3,799)	(55,851)

Comprehensive income (loss)	$42,842	$(201,997)	$(551,714)

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended March 31, 2003
(In thousands)

					Accumulated
	Ordinary Shares		Additional	Retained	Other		Total
			Paid-in	Earnings	Comprehensive	Deferred	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Compensation	Equity

BALANCE AT MARCH 31, 2000	406,436	$2,437	$1,997,046	$373,735	$8,494	$(5,084)	$2,376,628
Adjustment to conform fiscal year of pooled entities	6,882	40	4,056	(58,306)	(3,787)	—	(57,997)
Impact of immaterial pooling of interests acquisitions	728	4	2,482	(2,112)	—	—	374
Issuance of ordinary shares for acquisitions	10,825	63	365,422	—	—	—	365,485
Exercise of stock options	11,405	66	69,504	—	—	—	69,570
Ordinary shares issued under Employee Stock Purchase Plan	445	3	8,911	—	—	—	8,914
Tax benefit on employee stock plans	—	—	11,537	—	—	—	11,537
Sale of ordinary shares in public offering, net of offering costs	39,650	228	1,421,443	—	—	—	1,421,671
Dividends paid to former shareholders	—	—	—	(190)	—	—	(190)
Amortization of deferred stock compensation	—	—	—	—	—	5,084	5,084
Issuance of equity instrument (Note 9)	—	—	386,537	—	—	—	386,537
Net loss	—	—	—	(446,019)	—	—	(446,019)
Change in unrealized gain (loss) on available for sale securities	—	—	—	—	(55,851)	—	(55,851)
Foreign currency translation	—	—	—	—	(55,382)	—	(55,382)

BALANCE AT MARCH 31, 2001	476,371	2,841	4,266,938	(132,892)	(106,526)	—	4,030,361
Issuance of ordinary shares for acquisitions	7,885	45	182,544	—	—	—	182,589
Exercise of stock options	7,989	44	42,227	—	—	—	42,271
Ordinary shares issued under Employee Stock Purchase Plan	767	4	15,407	—	—	—	15,411
Sale of ordinary shares in public offering, net of offering costs	20,000	109	503,691	—	—	—	503,800
Repurchase of equity instrument (Note 9)	—	—	(112,000)	—	—	—	(112,000)
Net loss	—	—	—	(153,748)	—	—	(153,748)
Change in unrealized gain (loss) on available for sale securities	—	—	—	—	(3,853)	—	(3,853)
Change in derivative instruments	—	—	—	—	54	—	54
Foreign currency translation	—	—	—	—	(49,389)	—	(49,389)

BALANCE AT MARCH 31, 2002	513,012	3,043	4,898,807	(286,640)	(159,714)	—	4,455,496
Issuance of ordinary shares for acquisitions	1,639	3	14,709	—	—	—	14,712
Exercise of stock options	4,567	26	17,970	—	—	—	17,996
Ordinary shares issued under Employee Stock Purchase Plan	1,010	6	9,883	—	—	—	9,889
Net loss	—	—	—	(83,453)	—	—	(83,453)
Deferred stock compensation	—	—	7,232	—	—	(7,232)	—
Amortization of deferred stock compensation	—	—	—	—	—	1,085	1,085
Change in derivative instruments, net of tax	—	—	—	—	(1,223)	—	(1,223)
Foreign currency translation, net of tax	—	—	—	—	127,518	—	127,518

BALANCE AT MARCH 31, 2003	520,228	$3,078	$4,948,601	$(370,093)	$(33,419)	$(6,147)	$4,542,020

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,

	2003	2002	2001

		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,453)	$(153,748)	$(446,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and non-cash impairment charges	419,086	483,631	518,985
Loss (gain) on sales of equipment	(1,200)	2,258	(1,382)
Provision for doubtful accounts	2,647	3,664	9,429
Provision for lower of cost or market	4,891	4,977	33,634
Equity in earnings of associated companies	515	—	(79)
Amortization of deferred stock compensation	1,085	—	5,084
Non-cash charge from issuance of equity instrument	—	—	286,537
Minority interest expense and other non-cash unusual charges	26,571	150,130	139,067
Deferred income taxes	(92,798)	(182,677)	(179,744)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	496,193	(163,712)	(581,225)
Inventories	184,710	639,954	(559,842)
Other assets	127,535	(242,242)	(159,902)
Other current liabilities, including accounts payable	(477,998)	316,673	465,732

Net cash provided by (used in) operating activities	607,784	858,908	(469,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(208,311)	(330,392)	(711,227)
Purchases of OEM facilities and related assets	(8,143)	(396,346)	(239,042)
Acquisitions of businesses, net of cash acquired	(501,602)	(314,498)	(158,882)
Other investments and notes receivable	(94,990)	(42,024)	(7,488)

Net cash used in investing activities	(813,046)	(1,083,260)	(1,116,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings and proceeds from long-term debt	892,961	1,268,564	1,420,594
Repayments of bank borrowings and long-term debt	(1,000,159)	(1,314,881)	(1,451,114)
Repayments of capital lease obligations	(24,231)	(33,822)	(31,788)
Dividends paid to former shareholders	—	—	(190)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	27,885	57,682	78,484
Net proceeds from sale of ordinary shares in public offering	—	503,800	1,421,671
Proceeds from issuance of equity instrument	—	—	100,000
Repurchase of equity instrument	—	(112,000)	—

Net cash provided by (used in) financing activities	(103,544)	369,343	1,537,657

Effect on cash from:
Exchange rate changes	(12,298)	(31,455)	(34,048)
Adjustment to conform fiscal year of pooled entities	—	—	(32,706)

Net increase (decrease) in cash and cash equivalents	(321,104)	113,536	(115,461)
Cash and cash equivalents, beginning of year	745,124	631,588	747,049

Cash and cash equivalents, end of year	$424,020	$745,124	$631,588

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

1.     ORGANIZATION OF THE COMPANY

     Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the handheld electronics devices, information technologies and communications infrastructure, computer and office automation, and consumer devices industries. Flextronics provides design, engineering, manufacturing, logistics, and network services. The Company’s strategy is to provide customers with end-to-end operational services where it takes responsibility for design, engineering, supply chain management, new product introduction and implementation, manufacturing, and logistics management, with the goal of delivering a complete packaged product.

     In addition to the assembly of printed circuit boards, or PCBs and complete systems and products, Flextronics’ manufacturing services include the fabrication and assembly of plastic and metal enclosures, the fabrication of PCBs and backplanes (which are PCBs into which other printed circuit boards or cards may be inserted) and the fabrication and assembly of photonics components. Throughout the production process, the Company offers design and technology services; logistics services, such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key components of the supply chain through advanced information technologies. The Company has recently begun providing original design manufacturing, or ODM, services where it designs and develops products, such as cell phones and related products, that are sold to the end user by its OEM customers under their brand name. Finally, the Company offers after-market services such as repair and warranty services and network and communications installation and maintenance.

2.     SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

     The Company’s fiscal year ends on March 31 of each year. Interim quarterly reporting periods end on the Friday closest to the last day of each fiscal quarter, except the third and fourth fiscal quarters which end on December 31 and March 31, respectively.

     Amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$) or Euros (€).

     The accompanying consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Revenue Recognition

     Revenue from manufacturing services is generally recognized upon shipment of the manufactured product to the Company’s customers, under contractual terms, which are generally FOB shipping point. Revenue from other services and after-market services is recognized when the services have been performed. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Except in specific circumstances, there are no formal customer acceptance requirements or further Flextronics obligations subsequent to shipment. In specific circumstances in which there are such requirements or further Flextronics obligations, revenue is recognized at the point of said formal acceptance and upon completion of said obligations.

Cash, Cash Equivalents and Investments

     All highly liquid investments with a maturity of three months or less at date of purchase are carried at fair market value and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking and money market accounts and certificates of deposit.

     As of March 31, cash equivalents consisted of the following (in thousands):

	2003	2002

Money market funds	$180,727	$450,236
Certificates of deposits	9,664	8,877

	$190,391	$459,113

     The Company also has certain investments in non-publicly traded technology companies. These investments are included within Other Assets in the Company’s consolidated balance sheet and are carried at cost. The Company continuously monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During fiscal 2003, fiscal 2002 and fiscal 2001, the Company recorded unusual charges of $7.4 million, $38.4 million and $9.5 million, respectively, for other than temporary impairment of its investments in certain of these non-publicly traded companies. See Note 9, “Unusual Charges” for further discussion.

Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash and cash equivalents, and investments. The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of its credit evaluations. In fiscal 2003, Hewlett-Packard and Sony-Ericsson accounted for approximately 12% and 11% of net sales, respectively. In fiscal 2002, Ericsson accounted for approximately 15% of net sales. No other customer accounted for more than 10% of net sales in the three-year period ended March 31, 2003. The Company’s ten largest customers accounted for approximately 67%, 64% and 59% of its net sales, in fiscal years 2003, 2002 and 2001, respectively. The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. These financial institutions are located in many different locations throughout the world.

Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. As of March 31, the components of inventories, net of applicable reserves, were as follows (in thousands):

	2003	2002

Raw materials	$692,881	$939,222
Work-in-process	231,738	221,846
Finished goods	216,940	131,162

	$1,141,559	$1,292,230

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (three to thirty years), with the exception of building leasehold improvements, which are amortized over the life of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property, plant and equipment was comprised of the following as of March 31 (in thousands):

	2003	2002

Machinery and equipment	$1,495,633	$1,399,601
Buildings	770,057	693,764
Leasehold improvements	94,901	98,521
Computer equipment and software	230,695	225,706
Land and other	373,369	447,585

	2,964,655	2,865,177
Accumulated depreciation and amortization	(998,926)	(832,682)

Property, plant and equipment, net	$1,965,729	$2,032,495

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

Goodwill and Other Intangibles

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair value based test. Additionally, an acquired intangible asset in a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Other intangibles, with finite lives, will continue to be valued and amortized over their estimated useful lives; in-process research and development will continue to be written off immediately.

     The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill. Goodwill of the reporting units is tested for impairment on an annual basis and between annual tests in certain circumstances. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential likelihood that some or all of its goodwill would be considered impaired. In connection with the adoption of SFAS No. 142, and through subsequent periods, the Company has not recognized any impairment of its goodwill. However, no assurances can be given that future impairment tests of goodwill will not result in an impairment.

     The Company performs its annual goodwill impairment test during its fiscal fourth quarter. During fiscal 2003, the actual date of the test was moved to an early date in the fourth quarter, to allow the Company to meet future public reporting requirements. The Company believes that the accounting change described above is to an alternative accounting principle that is preferable under the circumstances and that the change is not intended to delay, accelerate or avoid an impairment charge.

     The following table summarizes the activity in the Company’s goodwill account during fiscal 2003 and fiscal 2002 (in thousands):

Balance as of April 1, 2001	$957,291
Additions	532,158	*

Balance as of March 31, 2002	1,489,449
Additions	544,090
Reclassification to other intangibles	(22,000)
Foreign currency translation adjustments	112,532
Write-offs	(2,074	)**

Balance as of March 31, 2003	$2,121,997

*	Additions also include amounts related to foreign currency translation adjustments and write-offs related to our restructuring activities as further discussed in Note 9, “Unusual Charges.”

**	Write-offs include amounts related to our restructuring activities as further discussed in Note 9, “Usual Charges.”

     Net loss for the fiscal 2001 adjusted to exclude goodwill amortization, net of tax was as follows (in thousands):

Net loss, as reported	$(446,019)
Add back: goodwill amortization, net of tax	50,573

Proforma net loss	$(395,446)

     The proforma effects of the adoption on net loss per share of the Company for the fiscal 2001 was as follows:

Basic net loss per share:
As reported	$(1.01)
Add back: goodwill amortization, net of tax	0.12

Proforma	$(0.89)

Diluted net loss per share:

As reported	$(1.01)
Add back: goodwill amortization, net of tax	0.12

Proforma	$(0.89)

     All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. The Company’s intangible assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible is not recoverable and its carrying amount exceeds its fair value. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles. Contractual agreements are being amortized over periods up to four years. Patents and trademarks and developed technologies are being amortized on a straight-line basis over ten years. Other acquired intangibles relate to favorable leases and customer lists, and are amortized on a straight-line basis over three to ten years. No residual value is estimated for the intangible assets. During fiscal 2003, there were $35.8 million of additions to intangible assets, primarily related to customer agreements purchased in connection with the Company’s acquisition of The Orbiant Group and certain other acquisitions completed in fiscal 2003. The Company is in the process of determining the value of its intangible assets acquired from various acquisitions completed in fiscal 2003 and expects to complete this by the end of the first quarter of fiscal 2004. The components of intangible assets are as follows (in thousands):

	March 31, 2003			March 31, 2002

	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Intangibles:
Contractual agreements	$61,629	$(10,875)	$50,754	$44,168	$(9,081)	$35,087
Patents and trademarks	161	(34)	127	206	(93)	113
Developed technologies	7,633	(5,546)	2,087	1,901	(512)	1,389
Other acquired intangibles	47,639	(29,694)	17,945	31,276	(19,166)	12,110

Total	$117,062	$(46,149)	$70,913	$77,551	$(28,852)	$48,699

     Expected future estimated annual amortization expense is as follows (in thousands):

Fiscal years ending:
2004	$27,859
2005	15,989
2006	6,744
2007	4,068
2008	3,633
Thereafter	12,620

Total amortization expense	$70,913

Other Current Liabilities

     Other current liabilities were comprised of the following as of March 31 (in thousands):

	2003	2002

Income taxes	$17,421	$17,869
Accrued payroll	231,481	199,658
Sales taxes and other taxes	88,809	119,144
Accrued expenses for unusual charges (see Note 9)	87,807	161,147
Other accrued liabilities	493,472	398,821

	$918,990	$896,639

Derivative Instruments and Hedging Activities

     On April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. All derivative instruments are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in shareholders’ equity as a separate component of accumulated other comprehensive income (loss) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

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

     As of March 31, 2003, the fair value of these short-term foreign currency forward contracts was recorded as a liability amounting to $1.1 million. At the same date, the Company had recorded in other comprehensive income (loss) deferred losses of approximately $1.2 million relating to the Company’s foreign currency forward contracts. These losses are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial.

Trade Receivables Securitization

     In March 2002, the Company entered into a trade receivables securitization agreement. Under this agreement, the Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2004, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation.

Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The Company adopted the transition guidance and annual disclosure provisions of SFAS No. 148 in the fourth quarter of fiscal 2003. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods after December 15, 2002. The Company will adopt the interim disclosure provisions in the first quarter of fiscal 2004.

     At March 31, 2003, the Company had six stock-based employee compensation plans, which are more fully described in Note 8, “Shareholders’ Equity”. The Company accounts for its stock option awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB Opinion No. 25. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Fiscal Year Ended March 31,

	2003	2002	2001

Net loss, as reported	$(83,453)	$(153,748)	$(446,019)
Deduct: Fair value compensation cost, net of tax	(56,267)	(67,177)	(150,475)

Proforma net loss	$(139,720)	$(220,925)	$(596,494)

Basic net loss per share:
As reported	$(0.16)	$(0.31)	$(1.01)

Proforma	$(0.27)	$(0.45)	$(1.35)

Diluted net loss per share:
As reported	$(0.16)	$(0.31)	$(1.01)

Proforma	$(0.27)	$(0.45)	$(1.35)

     In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal 2003, fiscal 2002 and fiscal 2001 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Fiscal Year Ended March 31,

	2003	2002	2001

Volatility	77%	62%	62%

	Fiscal Year Ended March 31,

	2003	2002	2001

Risk-free interest rate range	1.1% - 3.8%	6.3%	6.3%
Dividend yield	0%	0%	0%
Expected lives range	0.5 – 3.6 yrs	9.6 yrs	3.6 yrs

     Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net loss and net loss per share disclosures may not reflect the associated fair value of the outstanding options.

     The Company provides restricted stock grants to key employees under its 2002 Interim Incentive Plan. Shares awarded under the plan vest in installments over a five-year period and unvested shares are forfeited upon termination of employment. During fiscal 2003, 1,230,000 shares of restricted stock were granted with a fair value on the date of grant of $5.88 per share. The unearned compensation associated with the restricted stock grants was $6.1 million as of March 31, 2003. This amount is included in shareholders’ equity as a component of additional paid-in capital. Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant. In fiscal 2003, compensation expense related to the restricted stock grants amounted to $1.1 million.

Net Loss Per Share

     Basic income (loss) per share is computed using the weighted average number of ordinary shares outstanding during the applicable periods.

     Diluted income (loss) per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method.

     Net loss per share data were computed as follows (in thousands, except per share amounts):

	Fiscal Year Ended March 31,

	2003	2002	2001

Basic net loss per share:
Net loss	$(83,453)	$(153,748)	$(446,019)

Shares used in computation:
Weighted-average ordinary shares outstanding	517,198	489,553	441,991

Basic net loss per share	$(0.16)	$(0.31)	$(1.01)

Diluted net loss per share:
Net loss	$(83,453)	$(153,748)	$(446,019)
Shares used in computation:
Weighted-average ordinary shares outstanding	517,198	489,553	441,991

Diluted net loss per share	$(0.16)	$(0.31)	$(1.01)

(1)	Due to the Company’s net losses reported, the ordinary share equivalents from stock options to purchase 8,730,635, 19,285,683 and 29,361,398 shares outstanding were excluded from the computation of diluted earnings per share during fiscal 2003, fiscal 2002 and fiscal 2001, respectively because the inclusion would be anti-dilutive for the periods.

Also, the ordinary share equivalents from stock options to purchase 26,010,567, 13,634,606 and 1,536,019 shares outstanding during fiscal 2003, fiscal 2002 and fiscal 2001, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

Additionally, ordinary share equivalents from other equity instruments of 809,772, 1,374,358 and 8,506,550 shares outstanding were anti-dilutive for fiscal 2003, fiscal 2002 and fiscal 2001, respectively, and therefore not assumed to be converted for diluted earnings per share computation. In June 2001, the Company repurchased the equity instrument issued to Motorola in May 2000.

New Accounting Pronouncements

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

Extinguishment of Debt and Sale-Leaseback Transactions

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company will adopt the provisions of SFAS No. 145 related to the rescission of Statement No. 4 in the first quarter of fiscal 2004. The Company does not believe the adoption of these provisions will have a material impact on the Company’s financial position, results of operations or cash flows. The provisions in paragraphs 8 and 9(c) of SFAS No. 145 related to Statement No. 13 are required to be effective for transactions occurring after May 15, 2002 and thus the Company has adopted these provisions. The adoption of these provisions did not have any impact on the financial position, results of operations or cash flows of the Company.

Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. The adoption of these provisions did not have any impact on the financial position, results of operations or cash flows of the Company.

Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. It is reasonably possible that the Company will consolidate its synthetic leases when it adopts the consolidation requirements of FIN 46 in the first quarter of fiscal 2004. The Company does not believe the adoption of FIN 46 will have a material impact on the Company’s financial position, results of operations or cash flows.

Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Accordingly, the Company has adopted the disclosure provisions of FIN 45. The adoption of these provisions did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In fiscal 2002, the Company entered into “synthetic” operating leases with respect to properties located in Mexico and Texas. During fiscal 2002, the Company completed construction on the property in Mexico and began construction on the property in Texas, which was completed by the end of fiscal 2003. The amount outstanding on the Mexico and Texas properties as of March 31, 2003, was $22.9 million and $67.0 million, respectively. Upon the expiration of these leases in 2006 and 2007, respectively, the Company may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. The Company also has the right to purchase the buildings at cost at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. The Company has provided a residual value guarantee, which means that if the building is sold to a third party, it is responsible for making up any shortfall between the actual sales price and the amount funded under the leases. The maximum potential amount of the residual value guarantee is $76.4 million.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and the adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. SUPPLEMENTAL CASH FLOW DISCLOSURES

     The following information relates to fiscal years ended March 31 (in thousands):

	2003	2002	2001

Cash paid for:
Interest	$107,395	$120,399	$68,363
Income taxes	11,348	22,157	15,312
Non-cash investing and financing activities:
Equipment acquired under capital lease obligations	—	3,921	10,318
Issuance of ordinary shares for purchases of OEM assets	—	—	26,902
Issuance of ordinary shares for acquisitions of businesses	14,712	182,589	338,583

4. BANK BORROWINGS AND LONG-TERM DEBT

     In June 2000, the Company issued approximately $645.0 million of senior subordinated notes, consisting of $500.0 million of 9.875% notes and €150.0 million of 9.75% notes. Interest is payable on July 1 and January 1 of each year, commencing January 1, 2001. The notes mature on July 1, 2010. The Company may redeem the notes on or after July 1, 2005. The approximate fair values of the 9.875% notes and the 9.75% notes based on broker trading prices were 110.125% and 106.0% of the face values on March 31, 2003, respectively.

     Additionally, the Company has $150.0 million in unsecured senior subordinated notes outstanding with an annual interest rate of 8.75%. Interest is payable on April 15 and October 15 of each year. The notes mature on October 15, 2007. The approximate fair value of the notes based on broker trading prices was 104.5% of the face value on March 31, 2003.

     The indentures relating to the notes contain certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in asset sales, and (iv) make distributions or pay dividends. The covenants are subject to a number of significant expectations and limitations.

     In March 2003, the Company issued $200.0 million zero coupon, zero yield, convertible junior subordinated notes maturing in March 2008. The notes are callable by the Company after three years and do not provide a put option prior to maturity. The notes are convertible into ordinary shares at a conversion price of $10.50 per share and are payable in cash or stock at maturity, at the Company’s option.

     In March 2003, the Company renewed and increased its revolving credit facility with a syndicate of domestic and foreign banks from $800.0 million to $880.0 million. The credit facility consists of two separate credit agreements, one providing for up to $440.0 million principal amount of revolving credit loans to the Company and designated subsidiaries; and one providing for up to $440.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. Of the total amount of each agreement, $173.3 million relates to a new 364-day facility and $266.7 million expires in March 2005. Borrowings under the credit facility bear interest, at the Company’s option, either at (i) the base rate (as defined in the credit facility); or (ii) the LIBOR rate (as defined in the credit facility) plus the applicable margin for LIBOR loans ranging between 1.125% and 2.50%, based on our credit ratings and facility usage. The

Company is required to pay a quarterly commitment fee ranging from 0.15% to 0.50% per annum, based on the Company’s credit ratings, of the unutilized portion of the credit facility.

     The credit facility is unsecured, and contains certain restrictions on the Company’s ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The credit facility also requires that the Company maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, and amortization), a minimum ratio of fixed charge coverage, and a minimum net worth, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2003, there were no borrowings outstanding under the credit facility.

     Certain subsidiaries of the Company have various lines of credit available with annual interest rates generally ranging from 3.03% to 4.0%. These lines of credit expire on various dates through 2003. The Company also has term loans with annual interest rates generally ranging from 2.25% to 17.0% with terms of up to 20 years. These lines of credit and term loans are primarily secured by assignment of account receivables and assets.

     The Company has financed the purchase of certain facilities with mortgages. The mortgages generally have terms of up to 15 years and annual interest rates up to 7.2% and are secured by the underlying properties with a net book value of approximately $6.8 million at March 31, 2003.

     Bank borrowings and long-term debt was comprised of the following at March 31 (in thousands):

	2003	2002

Senior subordinated notes	$807,364	$778,269
Convertible junior subordinated notes	200,000	—
Outstanding under lines of credit	31,859	194,609
Mortgages	5,241	15,554
Term loans and other debt	49,964	137,128

	1,094,428	1,125,560
Current portion	(52,484)	(282,478)

Non-current portion	$1,041,944	$843,082

     Maturities for the Company’s bank borrowings and other long-term debt are as follows for the years ending March 31 (in thousands):

2004	$52,484
2005	18,728
2006	3,116
2007	31
2008	354,523
Thereafter	665,546

$1,094,428

5. FINANCIAL INSTRUMENTS

     The value of the Company’s cash and cash equivalents, investments, accounts receivable and accounts payable carrying amount approximates fair value. The fair value of the Company’s long-term debt (see Note 4, “Bank Borrowings and Long-Term Debt”) is determined based on current broker trading prices. The Company’s cash equivalents are comprised of cash deposited in money market accounts and certificates of deposit (see Note 2, “Summary of Accounting Policies”). The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.

     The Company enters into forward exchange contracts to hedge underlying transactional currency exposures and does not engage in foreign currency speculation. The credit risk of these forward contracts is minimal since the contracts are with large financial institutions. The Company hedges committed exposures and these forward contracts generally do not subject the Company to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged. On April 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137 and No. 138, and as such the fair value of foreign currency forward contracts are reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2003 was $807.2 million. The majority of these foreign exchange contracts expire in less than one month and almost all expire within three months. They will settle in Euro, British pound, Hong Kong dollar, Hungarian forint, Japanese yen, Malaysian ringgit, Norwegian kronor, Polish zloty, Singapore dollar, Swedish krona, Swiss franc, Thai Baht and U.S. dollar.

6. COMMITMENTS AND CONTINGENCIES

     As of March 31, 2003 and 2002, the gross carrying amount of the Company’s machinery and equipment financed under capital leases amounted to approximately $51.1 million and $117.8 million, respectively. Accumulated depreciation for property and equipment under capital leases totaled $28.0 million and $36.8 million at March 31, 2003 and 2002, respectively. These capital leases have interest rates ranging from 2.75% to 13.0%. The Company also leases certain of its facilities under non-cancelable operating leases. The capital and operating leases expire in various years through 2033 and require the following minimum lease payments for the years ending March 31 (in thousands):

	Capital	Operating

2004	$8,951	$103,599
2005	3,629	65,782
2006	2,537	49,404
2007	376	36,077
2008	289	27,650
Thereafter	1,778	175,033

Minimum lease payments	17,560	$457,545
Amount representing interest	(2,029)

Present value of minimum lease payments	15,531
Current portion	(7,622)

Capital lease obligations, net of current portion	$7,909

     Total rent expense was $116.3 million, $93.0 million and $78.7 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

     Included in the above remaining operating lease payments commitments are payments under two leases located in Mexico and Texas. The amounts outstanding on the Mexico and Texas properties as of March 31, 2003, were $22.9 million and $67.0 million, respectively. Upon the expiration of these leases in 2006 and 2007, respectively, the Company may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. The Company also has the right to purchase the buildings at cost at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. The Company has provided a residual value guarantee, which means that if the building is sold to a third party, the Company is responsible for making up any shortfall between the actual sales price and the amount funded under the leases. The maximum potential amount of the residual value guarantee is $76.4 million.

     The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2004, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. The Company has sold $320.8 million of its accounts receivable as of March 31, 2003, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. The Company received net cash proceeds of $168.3 million from the unaffiliated financial institution for the sale of these receivables. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $152.5 million as of March 31, 2003.

     The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.0% of serviced receivables per annum. The Company pays facility and commitment fees of up to 0.24% for unused amounts and program fees of up to 0.34% of outstanding amounts.

     The accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

     Between June and August 2002, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between October 2, 2001 and June 4, 2002, generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. After the Court consolidated these actions, plaintiffs amended their allegations to change the class period to January 18, 2001 to June 4, 2002. They also added claims on behalf of plaintiffs who purchased shares pursuant to, or traceable to, the secondary offerings of Flextronics on February 1, 2001 and January 7, 2002. In addition, plaintiffs added claims against the underwriters involved in those offerings. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California.

     These actions seek unspecified damages. Although the Company believes that the plaintiffs’ claims lack merit and intends to vigorously defend these lawsuits, the Company is unable to predict the ultimate outcome of these lawsuits. There can be no assurance the Company will be successful in defending these lawsuits, and, if the Company is unsuccessful, it may be subject to significant damages. Even if the Company is successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns and harm the Company’s business.

     The Company is also party to various legal proceedings that arise in the normal course of business. In the opinion of management, the ultimate disposition of these proceedings will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

7. INCOME TAXES

     The domestic (“Singapore”) and foreign components of loss before income taxes were comprised of the following for the years ended March 31 (in thousands):

	2003	2002	2001

Domestic	$33,628	$146,820	$(269,771)
Foreign	(180,867)	(389,422)	(282,533)

Total	$(147,239)	$(242,602)	$(552,304)

     The benefit from income taxes consisted of the following for the years ended March 31 (in thousands):

	2003	2002	2001

Current:
Domestic	$4,095	$2,807	$6,607
Foreign	18,361	22,760	27,170

	22,456	25,567	33,777

Deferred:
Domestic	700	1,913	(2,206)
Foreign	(86,942)	(116,334)	(137,856)

	(86,242)	(114,421)	(140,062)

Benefit from income taxes	$(63,786)	$(88,854)	$(106,285)

     The domestic statutory income tax rate was approximately 22.0% for fiscal 2003 and 24.5% for fiscal 2002 and fiscal 2001. The reconciliation of the income tax benefit expected based on domestic statutory income tax rates to the benefit for income taxes included in the consolidated statements of operations for the years ended March 31 is as follows (in thousands):

	2003	2002	2001

Income taxes based on domestic statutory rates	$(32,392)	$(59,438)	$(135,315)
Effect of tax rate differential	(128,969)	(131,261)	(138,105)
Goodwill and other intangibles amortization	4,872	3,091	15,568
Motorola unusual charge	—	—	70,201
Merger expenses	—	—	16,059
Change in valuation allowance	117,894	116,226	26,848
Other	(25,191)	(17,472)	38,459

Benefit from income taxes	$(63,786)	$(88,854)	$(106,285)

     The components of deferred income taxes are as follows as of March 31 (in thousands):

	2003	2002

Deferred tax liabilities:
Fixed assets	$(35,876)	$(16,323)
Intangible assets	(20,756)	—
Others	(11,998)	(3,555)

Total deferred tax liabilities	(68,630)	(19,878)

Deferred tax assets:
Intangible assets	—	8,944
Deferred compensation	26,490	60,939
Provision for inventory obsolescence	16,087	37,792
Provision for doubtful accounts	5,719	10,963
Net operating loss and other carryforwards	836,587	508,626
Others	52,149	50,382

	937,032	677,646
Valuation allowances	(424,208)	(292,818)

Total deferred tax asset	512,824	384,828

Net deferred tax asset	$444,194	$364,950

The net deferred tax asset is classified as follows:
Current	$29,153	$51,954
Long-term	415,041	312,996

Total	$444,194	$364,950

     A deferred tax asset arises from available loss carryforwards and non-deductible accruals. The Company has total tax loss carryforwards of approximately $2.1 billion, a portion of which begin expiring in tax year 2010. The utilization of these tax loss deductions is limited to the future operations of the Company in the tax jurisdictions in which such loss deductions arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize the deferred tax asset benefit. The valuation allowance provides a reserve against deferred tax assets that may expire or go unutilized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. Approximately $23.0 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options, which will be credited directly to shareholders’ equity and will not be available to benefit the income tax provision in any future period.

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

8. SHAREHOLDERS’ EQUITY

Secondary Offerings

     During fiscal 2002 and fiscal 2001, the Company completed two secondary offerings of its ordinary shares. The Company received net proceeds of approximately $503.8 million (20,000,000 ordinary shares sold) and $1.4 billion (39,650,000 ordinary shares sold) in fiscal 2002 and fiscal 2001, respectively.

Stock Splits

     In fiscal 2001, the Company effected a two-for-one stock split. A distribution of 209,001,331 ordinary shares occurred on October 16, 2000. The stock split was effected as a bonus issue (the Singapore equivalent of a stock dividend). The Company has accounted for this transaction as a stock split and all share and per share amounts have been retroactively restated to reflect the stock split.

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

Stock Option and Incentive Plans

     At March 31, 2003, the Company has six stock-based employee compensation plans, the 2002 Interim Incentive Plan (the “2002 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), the 1999 Interim Option Plan, the 1998 Interim Option Plan and the 1997 Interim Option Plan.

     The 2001 Plan provides for grants of up to 7,000,000 shares. Additionally, the remaining shares that were available under the Company’s 1993 Share Option Plan (the “1993 Plan”) upon adoption of the 2001 Plan and any shares issuable upon exercise of the options granted under the 1993 Plan that expire or become unexercisable for any reason without having been exercised in full, are available for grant under the 2001 Plan. The adoption of the 2001 Plan mandated that no additional options be granted under the 1993 Plan. Any options outstanding under the 1993 Plan will remain outstanding until exercised or until they terminate or expire by their terms. The 2001 Plan contains two separate equity incentive programs including a discretionary option grant program and an automatic option grant program. The discretionary option grant program is administered by the Compensation Committee with respect to officers and directors and by the Chairman of the Company’s Board, with respect to all other employees.

     Options issued under the 2001 Plan and 1993 Plan generally vest over 4 years. Options granted under the 2001 Plan generally expire 10 years from the date of grant. Pursuant to an amendment to the provisions relating to the term of options provided under the 1993 Plan, options granted subsequent to October 1, 2000 expire 10 years from the date of grant, rather than the five-year term previously provided. The 2001 Plan and 1993 Plan provide for option grants at an exercise price equal to the fair market value per ordinary share on the option grant date.

     The 2002 Plan provides for grants of up to 20,000,000 shares. The plan provides grants of nonqualified stock options to employees, officers and directors. The exercise price of options granted under the 2002 Plan is determined by the Company’s Compensation Committee and generally has an exercise price equal to the fair market value of the underlying stock on the date of grant. Options issued under the 2002 Plan generally vest over 4 years and generally expire 10 years from the date of grant.

     The Company’s 1999, 1998 and 1997 Interim Option Plans provide for grants of up to 5,200,000, 3,144,000, and 2,000,000 stock options, respectively. These plans provide grants of non-statutory stock options to employees and other qualified individuals to purchase ordinary shares of the Company. Options under these plans cannot be granted to executive officers and directors. All Interim Option Plans provide for option grants at an exercise price of not less than 85% of the fair market value of the underlying stock on the date of grant. Options issued under these plans generally vest over 4 years. Options granted under the 1999 Interim Option Plan expire 5 years from the date of grant. Options granted prior to July 2002 under the 1998 and 1997 Interim Option Plans expire 5 years from the date of grant and all subsequent option grants generally expire 10 years from the date of grant.

     The Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”) provides for issuance of up to 3,400,000 ordinary shares. The Purchase Plan was approved by the shareholders in October 1997. Under the Purchase Plan, employees may purchase, on a periodic basis, a limited number of ordinary shares through payroll deductions over a six-month period up to 10% of each participant’s compensation. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. The ordinary shares sold under this plan in fiscal 2003, fiscal 2002 and fiscal 2001, amounted to 1,009,692, 767,301 and 445,476, respectively. The weighted-average fair value of ordinary shares sold under this plan in fiscal 2003, fiscal 2002 and fiscal 2001 was $9.79, $20.08 and $20.00 per share, respectively.

     The following table presents the activity for options outstanding under all of the stock option plans as of March 31 (“Price” reflects the weighted average exercise price):

	2003		2002		2001

	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	45,641,139	$15.00	47,235,431	$13.35	44,853,772	$7.46
Granted	19,864,076	6.97	9,009,567	16.51	14,655,646	23.23
Exercised	(4,567,256)	4.05	(7,989,287)	5.43	(11,404,613)	5.54
Forfeited	(5,255,426)	21.25	(2,614,572)	18.86	(869,374)	23.98

Outstanding, end of year	55,682,533	$11.35	45,641,139	$15.00	47,235,431	$13.35

Exercisable, end of year	31,056,183		24,490,124		21,065,008

Weighted average fair value per option granted	$4.84		$12.43		$12.60

     The following table presents the composition of options outstanding and exercisable as of March 31, 2003 (“Price” and “Life” reflect the weighted average exercise price and weighted average contractual life unless otherwise noted):

			Options Outstanding		Options Exercisable
Range of
Exercise Prices			Amount	Price	Life	Amount	Price

$0.00	-	$5.88	14,208,841	$4.03	5.47	8,885,747	$3.72
5.96	-	13.98	22,909,428	8.38	6.91	10,773,547	8.76
14.03	-	15.90	7,846,508	15.17	5.47	4,587,567	14.94
15.95	-	23.02	2,325,394	20.28	7.06	1,254,352	20.23
23.09	-	44.12	8,392,362	25.82	4.61	5,554,970	26.08

Total			55,682,533	$11.35	6.00	31,056,183	$11.80

9. UNUSUAL CHARGES

Fiscal 2003

     The Company recognized net unusual pre-tax charges of approximately $304.4 million during fiscal 2003, of which $297.0 million related to the closures and consolidations of various manufacturing facilities and $7.4 million related to the impairment of investments in certain technology companies. As further discussed below, $179.4 million and $86.9 million of the charges relating to facility closures were classified as a component of cost of sales in the first and third quarters of fiscal 2003, respectively.

     Net unusual charges recorded during fiscal 2003 by reportable geographic regions were as follows: Americas, $174.5 million; Asia, $1.8 million; and Europe, $128.1 million.

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

     During fiscal 2003, the Company recorded approximately $118.5 million of net employee termination costs associated with the involuntary terminations of 8,108 identified employees in connection with the various facility closures and consolidations. As of March 31, 2003, 7,218 employees had been terminated, and another 890 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations. Approximately $59.6 million and $34.6 million of the net charges were classified as a component of cost of sales in the first and third quarters of fiscal 2003, respectively. The third quarter charges reflect a reversal of prior period unusual charges of approximately $5.8 million due to changes in estimated severance payment amounts and a reduction in the number employees that were previously identified for termination.

     The unusual pre-tax charges recorded during fiscal 2003 included $70.6 million for the net write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $121.4 million. Approximately $55.3 million and $9.5 million of this net amount were classified as a component of cost of sales in the first and third quarters of fiscal 2003, respectively. Also included in long-lived asset impairment is approximately $1.0 million for the write-off of goodwill. The third quarter charges reflect a reversal of prior period unusual charges of approximately $26.1 million due to changes in previously estimated fair values of certain property, plant and equipment. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of assets held for use was determined based on projected discounted cash flows of the asset using a discount rate reflecting the Company’s average cost of funds, plus salvage value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. The impaired long-lived assets resulted in net write-downs of machinery and equipment of $58.4 million and building and improvements of $11.2 million.

     The unusual pre-tax charges recorded during fiscal 2003, also included approximately $107.9 million for other exit costs. Approximately $64.4 million and $42.8 million of this amount were classified as a component of cost of sales in the first and third quarters of fiscal 2003, respectively. The third quarter charges reflect a reversal of prior period unusual charges of approximately $7.3 million relating to revisions of previous estimates, primarily related to our ability to successfully negotiate reductions in certain contractual obligations. Other exit costs included contractual obligations totaling $75.6 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $49.9 million, equipment lease terminations amounting to $14.4 million and payments to suppliers and third parties to terminate contractual agreements amounting to $11.3 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2017 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal 2004. Other exit costs also included charges of $19.7 million relating to asset impairments resulting from customer contracts that were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2003. Other exit costs also included $11.0 million of net facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $1.6 million primarily included incremental amounts of legal and consulting costs, and various government obligations for which the Company is liable as a direct result of its facility closures.

     The following table summarizes the balance of the net accrued facility closure costs as March 31, 2003 and the type and amount of closure costs provisioned for and utilized during fiscal 2002 and 2003.

		Long-lived
		asset	Exit
	Severance	impairment	costs	Total

Balance at March 31, 2001	$71,734	$—	$95,343	$167,077
Activities during the year:
Provision	153,598	163,724	212,660	529,982
Cash charges	(133,453)	—	(123,902)	(257,355)
Non-cash charges	—	(163,724)	(115,433)	(279,157)

Balance at March 31, 2002	91,879	—	68,668	160,547
Activities during the year:
Provision (net of reversals)	118,475	70,564	107,916	296,955
Cash charges	(160,563)	—	(90,204)	(250,767)
Non-cash charges	—	(70,564)	(16,576)	(87,140)

Balance at March 31, 2003	49,791	—	69,804	119,595
Less: current portion (classified as other current liabilities)	46,308	—	41,499	87,807

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$3,483	$—	$28,305	$31,788

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

     The components of the unusual charges recorded in fiscal 2002 were as follows (in thousands):

Facility closure costs:
Severance	$153,598	cash
Long-lived asset impairment	163,724	non-cash
Exit costs	212,660	cash/non-cash

Total facility closure costs	529,982
Other unusual charges	44,444	cash/non-cash

Unusual charges before income tax benefit	574,426
Income tax benefit	(122,948)

Net unusual charges	$451,478

     In connection with the facility closures in fiscal 2002, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. The facility closures and activities to which all of these charges relate were substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

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

     Unusual charges excluding the Motorola equity instrument by segments are as follows: Americas, $553.1 million; Asia, $86.5 million; and Europe, $47.2 million. Unusual charges related to the Motorola equity instrument is not specific to a particular segment, and as such, has not been allocated to a particular geographic segment.

     The components of the unusual charges recorded in fiscal 2001 were as follows (in thousands):

Facility closure costs:
Severance	$132,473	cash
Long-lived asset impairment	232,534	non-cash
Exit costs	209,922	cash/non-cash

Total facility closure costs	574,929
Direct transaction costs:
Professional fees	64,348	cash
Other costs	38,078	cash/non-cash

Total direct transaction costs	102,426
Motorola equity instrument	286,537	non-cash
Other unusual charges	9,450	non-cash

Unusual charges before income tax benefit	973,342
Income tax benefit	(152,500)

Net unusual charges	$820,842

     In connection with the fiscal 2001 facility closures, the Company developed formal plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. The facility closures and activities to which all of these charges relate were substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. As discussed below, $510.5 million of the charges relating to facility closures have been classified as a component of cost of sales during the fiscal 2001.

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

     The direct transaction costs recorded in fiscal 2001 included approximately $64.3 million of costs primarily related to investment banking and financial advisory fees as well as legal and accounting costs associated with the merger transactions. Other direct transaction costs, which totaled approximately $38.1 million, were mainly comprised of accelerated debt prepayment expense, accelerated executive stock compensation and benefit-related expenses.

10. RELATED PARTY TRANSACTIONS

     The Company loaned approximately $12.4 million to several of its executive officers. Each loan is evidenced by a promissory note in favor of the Company and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 2.48% to 7.25%. The remaining outstanding balance of the loans, including accrued interest, as of March 31, 2003, was approximately $12.9 million. Additionally, in connection with an investment partnership, one of the Company’s subsidiaries made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of March 31, 2003 was approximately $2.6 million. The Company will not make any further loans to its executive officers.

11. BUSINESS COMBINATIONS AND PURCHASES OF ASSETS

Fiscal 2003

     In October 2001, the Company announced a manufacturing agreement with Xerox Corporation. The Company acquired Xerox’s manufacturing operations in Aguascalientes, Mexico; El Segundo, California; Mitcheldean, U.K.; Penang, Malaysia; Resende, Brazil; Toronto, Canada; and Venray, Netherlands. The aggregate purchase price for the acquisition amounted to approximately $179.5 million, of which $14.4 million was paid in fiscal 2003. The fair value of the net assets acquired in fiscal 2003, amounted to approximately $9.4 million, including estimated acquisition costs. In connection with the acquisition of the operations, the Company entered into a five-year agreement for the manufacture of certain Xerox office equipment and components. The Company completed the acquisition in September 2002.

     In August 2002, the Company acquired all of the outstanding shares of NatSteel Broadway Ltd. for an aggregate purchase price of approximately $356.9 million, net of cash acquired. The fair value of the net assets acquired amounted to approximately $41.5 million, including estimated acquisition costs. Natsteel Broadway’s operations include manufacturing facilities in China and Hungary.

     During fiscal 2003, the Company completed certain other business acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for these acquisitions amounted to approximately $104.9 million, net of cash acquired. The aggregate fair value of the net liabilities acquired for these acquisitions amounted to approximately $34.2 million, including estimated acquisition costs. Additionally, approximately $25.4 million was paid and approximately 1.6 million ordinary shares were issued related to contingent purchase price adjustments for certain historical acquisitions.

     All of the above acquisitions have been accounted for using the purchase method of accounting, and accordingly, the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis. Goodwill and intangibles resulting from the Company’s fiscal 2003 acquisitions, as well as contingent purchase price adjustments for certain historical acquisitions amounted to approximately $557.3 million. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete this by the end of the first quarter of fiscal 2004.

Fiscal 2002

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

     In July 2001, the Company acquired Alcatel SA’s manufacturing facility and related assets located in Laval, France. The acquisition was accounted for as a purchase of assets. In connection with this acquisition, the Company entered into a long-term supply agreement with Alcatel to provide printed circuit board assembly, final systems assembly and various engineering support services. The Company purchased from Alcatel certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value of approximately $32.4 million.

     In October 2001, the Company announced a manufacturing agreement with Xerox Corporation. The Company acquired Xerox’s manufacturing business operations in Aguascalientes, Mexico; Penang, Malaysia; Resende, Brazil; Toronto, Canada and Venray; Netherlands. The Company purchased certain assets totaling $165.1 million in fiscal 2002.

     In December 2001, the Company completed its acquisition of 91% of The Orbiant Group from Telia, Sweden’s largest telecommunications network provider. Orbiant is a provider of services focusing on the design, operation, maintenance and management of telecommunications networks. The cash purchase price, net of cash acquired, amounted to approximately $80.6 million.

     During fiscal 2002, the Company completed certain other business acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for these acquisitions, net of cash acquired, amounted to approximately $68.8 million. Additionally, approximately 7.3 million ordinary shares were issued for the acquisitions, which equated to approximately $163.4 million of purchase price. The fair value of the ordinary shares issued was determined based on the quoted market prices of the Company’s ordinary shares for a reasonable period, generally three days, before and after the date the terms of the acquisitions were agreed and announced. The costs of these acquisitions, including estimated acquisition closing costs, have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 2004. The contingent consideration has not been recorded as purchase price, pending the outcome of the contingency. Goodwill and intangibles resulting from these acquisitions amounted to approximately $548.8 million. Also, during fiscal 2002, the Company increased goodwill in the amount of approximately $34.2 million for contingent purchase price adjustments and other adjustments for historical acquisitions, which included the issuance of approximately 0.6 million ordinary shares. These acquisitions have been accounted for by the purchase method of accounting, and accordingly the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of the acquired operations were not material to the Company’s consolidated financials statements on either an individual or an aggregate basis.

Fiscal 2001

     In fiscal 2001, Flextronics acquired 100% of the outstanding shares of The DII Group, Inc., Lightning Metal Specialties and related entities, Chatham Technologies, Inc., Palo Alto Products International Pte. Ltd. and JIT Holdings Ltd. These acquisitions were accounted for as pooling of interests and the consolidated financial statements have been prepared to give retroactive effect to the mergers.

     DII was a leading provider of electronics manufacturing and design services. As a result of the merger, in April 2000, the Company issued approximately 120.8 million ordinary shares for all of the outstanding shares of DII common stock, based upon the exchange ratio of 3.22 Flextronics ordinary shares for each share of DII common stock.

     Lightning was a provider of fully integrated electronic packaging systems. As a result of the merger, in August 2000, the Company issued approximately 2.6 million ordinary shares for all of the outstanding shares of Lightning common stock and interests.

     Chatham was a leading provider of integrated electronic packaging systems to the communications industry. As a result of the merger, in August 2000, the Company issued approximately 15.2 million ordinary shares for all of the outstanding Chatham capital stock and interests.

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

     Palo Alto Products International was an enclosure design and plastic molding company. The Company merged with Palo Alto Products International in April 2000 by exchanging approximately 7.2 million ordinary shares of Flextronics for all of the outstanding shares of Palo Alto Products International common stock.

     JIT was a global provider of electronics manufacturing and design services. The Company merged with JIT in November 2000, by exchanging approximately 17.3 million ordinary shares of Flextronics for all of the outstanding shares of JIT common stock.

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

     Additionally, in fiscal 2001, the Company completed several immaterial business acquisitions. These transactions have been accounted for under the purchase method of accounting and accordingly, the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of the acquired operations were not material to the Company’s consolidated financial statements. In connection with these business acquisitions, the Company paid total cash consideration of approximately $146.4 million, net of cash acquired, and issued approximately 9.8 million ordinary shares, which equated to approximately $338.6 million of purchase price. The fair value of the ordinary shares issued were determined based on the quoted market prices of the Company’s ordinary shares for a reasonable period, generally three days, before and after the date the terms of the acquisitions were agreed to and announced. The aggregate purchase price paid for these business acquisitions was allocated to the net assets acquired based on their estimated fair values at the dates of the acquisitions. The purchase price for certain acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 2003. The contingent consideration has not been recorded as purchase price, pending the outcome of the contingency. The fair value of the net liabilities acquired, amounted to approximately $117.3 million, including estimated acquisition costs. The costs of acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. Goodwill and intangibles resulting from these acquisitions amounted to approximately $602.3 million. The respective intangibles associated with these acquisitions are amortized over various years, none of which exceed ten years. Also, the Company increased goodwill in the amount of approximately $12.5 million for contingent purchase price adjustments for historical acquisitions.

12. SEGMENT REPORTING

     The Company operates and is managed internally by two operating segments that have been combined for operating segment disclosures, as they do not meet the quantitative thresholds for separate disclosure established in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

     Geographic information is as follows (in thousands):

	2003	2002	2001

Net Sales:
Asia	$5,060,085	$3,374,749	$2,467,629
Americas	3,101,589	4,155,750	5,466,547
Europe	5,933,859	6,283,584	4,504,069
Intercompany eliminations	(716,834)	(709,236)	(328,546)

	$13,378,699	$13,104,847	$12,109,699

Loss before Income Taxes:
Asia	$187,785	$103,722	$13,611
Americas	(232,094)	(152,458)	(319,420)
Europe	(27,127)	(142,630)	41,073
Intercompany eliminations, corporate allocations and Motorola one-time non-cash charge (see Note 9)	(75,803)	(51,236)	(287,568)

	$(147,239)	$(242,602)	$(552,304)

Long-Lived Assets:
Asia	$758,331	$584,470	$503,094
Americas	544,348	717,898	636,399
Europe	663,050	730,127	688,948

	$1,965,729	$2,032,495	$1,828,441

Depreciation and Amortization:*
Asia	$110,485	$71,906	$54,038
Americas	97,433	107,515	126,012
Europe	141,599	140,486	106,401

	$349,517	$319,907	$286,451

Capital Expenditures:
Asia	$125,952	$109,623	$178,557
Americas	50,153	126,761	284,340
Europe	74,513	130,863	318,324

	$250,618	$367,247	$781,221

*	Excludes unusual charges related to property, plant and equipment and goodwill impairment charges of $70.6 million, $163.7 million and $232.5 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. See Note 9, “Unusual Charges,” for additional information regarding unusual charges.

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

     During fiscal 2003, China, Hungary, Malaysia and Mexico accounted for approximately 18%, 11%, 15% and 12% of net sales, respectively. No other foreign country accounted for more than 10% of net sales in fiscal 2002. As of March 31, 2003, China and Malaysia accounted for approximately 25% and 11% of long-lived assets, respectively. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2003.

     During fiscal 2002, Hungary, Malaysia, Mexico and Sweden accounted for approximately 12%, 18%, 16% and 11% of net sales, respectively. No other foreign country accounted for more than 10% of net sales in fiscal 2002. China accounted for approximately 16% of long-lived assets at March 31, 2002. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2002.

     During fiscal 2001, China accounted for over 10% of net sales. No other foreign country accounted for more than 10% of net sales in fiscal 2001. As of March 31, 2001, China and Hungary accounted for approximately 17% and 11% of long-lived assets, respectively. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2001.

13. SUBSEQUENT EVENTS

     On May 5, 2003, the Company issued 6.5% senior subordinated notes due in May 2013 for gross proceeds of $400.0 million, in accordance with the Securities and Exchange Commission Rule 144A and Regulation S. The Company intends to use the net proceeds of the issuance for general corporate purposes and to redeem or repurchase its outstanding 8.75% senior subordinated notes due 2007, of which $150.0 million in principal is currently outstanding.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table contains selected unaudited quarterly financial data for fiscal 2003 and fiscal 2002:

	Fiscal Year Ended March 31, 2003				Fiscal Year Ended March 31, 2002

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Net sales	$3,127,027	$3,340,613	$3,851,494	$3,059,565	$3,110,598	$3,244,918	$3,453,039	$3,296,292
Cost of sales	2,959,930	3,158,386	3,638,559	2,893,527	2,878,803	3,036,169	3,226,461	3,083,536
Unusual charges	179,352	—	86,892	—	—	439,448	—	24,943

Gross profit (loss)	(12,255)	182,227	126,043	166,038	231,795	(230,699)	226,578	187,813
Selling, general and administrative	114,699	109,911	115,502	116,087	108,816	105,488	109,341	119,941
Goodwill and other intangibles amortization	3,234	5,933	6,147	6,832	2,256	3,802	3,053	3,504
Unusual charges	28,471	—	9,696	—	—	76,647	—	33,388
Interest and other expense, net	18,999	27,856	23,901	22,024	22,366	22,184	22,746	24,557

Income (loss) before income taxes	(177,658)	38,527	(29,203)	21,095	98,357	(438,820)	91,438	6,423
Provision for (benefit from) income taxes	(46,486)	3,857	(22,726)	1,569	10,029	(109,015)	9,449	683

Net income (loss)	$(131,172)	$34,670	$(6,477)	$19,526	$88,328	$(329,805)	$81,989	$5,740

Diluted earnings (loss) per share	$(0.25)	$0.07	$(0.01)	$0.04	$0.17	$(0.69)	$0.16	$0.01

Shares used in computing diluted per share amounts	515,016	524,452	517,810	531,118	511,987	481,381	507,942	526,797

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of our directors and officers as of May 1, 2003 are as follows:

Name	Age	Position

Michael E. Marks	52	Chief Executive Officer and Director
Robert R. B. Dykes	53	President, Systems Group and Chief Financial Officer
Ronny Nilsson	54	President, Flextronics Network Services
Michael McNamara	46	Chief Operating Officer
Ronald R. Snyder	46	President, Flextronics Design Services
Thomas J. Smach	43	Senior Vice President, Finance
Richard L. Sharp	56	Chairman of the Board

Name	Age	Position

James A. Davidson	43	Director
Patrick Foley	71	Director
Michael J. Moritz	48	Director
Lip-Bu Tan	47	Director

     Michael E. Marks. Mr. Marks has served as our Chief Executive Officer since January 1994. He has served as a member of our Board of Directors since December 1991 and as Chairman of our Board from July 1993 to January 2003. He received a B.A. and M.A. from Oberlin College and a M.B.A. from Harvard Business School.

     Robert R. B. Dykes. Mr. Dykes has served as our President, Systems Group since February 1999 and our Chief Financial Officer since February 1997. In addition, he served as our Senior Vice President of Finance and Administration from February 1997 to April 1999, and as a member of our Board of Directors from January 1994 to August 1997. He received a Bachelor of Commerce and Administration from Victoria University in Wellington, New Zealand.

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

     Ronald R. Snyder. Mr. Snyder has served as our President, Flextronics Design Services since January 2002. Prior to his promotion, Mr. Snyder served as our President, Flextronics Semiconductor from April 2000, following our acquisition of the Dii Group, Inc. to December 2001. From May 1998 to April 2000, he served as Senior Vice President of Dii and President of Dii Semiconductor. From March 1994 to May 1998, he served as Senior Vice President, Sales and Marketing and Corporate Development of Dii. Mr. Snyder received a B.S. in Accounting and Finance from the University of Colorado.

     Thomas J. Smach. Mr. Smach has served as our Senior Vice President Finance since March 2003. Prior to his promotion, Mr. Smach served as our Vice President of Finance from April 2000, following our acquisition of the Dii Group, Inc. to February 2003. From August 1997 to April 2000, he served as the Senior Vice President, Chief Financial Officer and Treasurer of Dii. Mr. Smach received his B.Sc. in Accounting from State University of New York at Binghamton.

     Richard L. Sharp. Mr. Sharp has served as a member of our Board of Directors since July 1993 and Chairman of the Board since January 2003. Mr. Sharp served in various positions with Circuit City Stores, Inc., a consumer electronics and personal computer retailer, from 1982 to 2002. Most recently, Mr. Sharp was President from 1984 to 1997, Chief Executive Officer from 1986 to 2000 and Chairman of the Board from 1994 to 2002.

     James A. Davidson. Mr. Davidson has served as a member of our Board of Directors since March 2003. He is a founder and principal of Silver Lake Partners, a private equity investment firm. From June 1990 to November 1998, he was an investment banker with Hambrecht & Quist, most recently serving as Managing Director and Head of Technology Investment Banking. From 1984 to 1990, Mr. Davidson was a corporate and securities lawyer with Pillsbury, Madison & Sutro. Currently, Mr. Davidson serves on the boards of Enterasys Networks, Inc. and Seagate Technology. He received a B.S. from the University of Nebraska and J.D. from the University of Michigan.

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

     Michael J. Moritz. Mr. Moritz has served as a member of our Board of Directors since July 1993. Since 1988, he has been a General Partner of Sequoia Capital, a venture capital firm. Mr. Moritz also serves as a director of Yahoo! Inc., Saba Software and several privately-held companies.

     Lip-Bu Tan. Mr. Tan has served as a member of our Board of Directors since March 2003. In 1987, he founded and since that time has served as Chairman of Walden International, a venture capital fund. Mr. Tan currently serves on the boards of Centillium Communications, Creative Technology, Integrated Silicon Solution, SINA.com and Semiconductor Manufacturing International Corporation. Mr. Tan received a M.S. in Nuclear Engineering from the Massachusetts Institute of Technology, a MBA from the University of San Francisco, and a B.S. from Nanyang University in Singapore.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2003 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2003 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2003 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents to be filed as part of this annual report on Form 10-K:

1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules. The following financial statement schedule is filed as part of this report and should be read together with our financial statements:

Schedule II – Valuation and Qualifying Accounts.

3.	Exhibits. The following exhibits are filed with this annual report on Form 10-K:

			Incorporated By Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Agreement and Plan of Merger dated November 22, 1999 among the Registrant, Slalom Acquisition Corp. and The DII Group, Inc.*	8-K	000-23354	12-06-99	2.1

2.02	Agreement and Plan of Reorganization dated July 31, 2000 among the Registrant, Chatham Acquisition Corporation, and Chatham Technologies, Inc.*	8-K	000-23354	09-15-00	2.01

2.03	Merger Agreement dated August 10, 2000 among the Registrant, JIT Holdings Limited, Goh Thiam Poh Tommie and Goh Mui Teck William, as amended.*	S-3	333-46770	09-27-00	2.4

			Incorporated By Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.04	Agreement and Plan of Reorganization dated August 31, 2000 among the Registrant, Lightning Metal Acquisition Corp., Coating Acquisition Corp., Lightning Tool Acquisition Corp., Lightning Metal Specialties, Incorporated, Coating Technologies, Inc., Lightning Tool and Design, Inc., Lightning Metal Specialties E.M.F., Ltd., Lightning Manufacturing Solutions-Europe, Ltd., Lightning Manufacturing Solutions Texas, L.L.C., Lightning Logistics, L.L.C., Papason, L.L.C., 200 Scott Street, L.L.C., 80 Scott Street, L.L.C., 230 Scott Street, L.L.C., 1350 Lively Blvd, L.L.C., D.A.D. Partnership, S.O.N. Partnership, S.O.N. II Partnership, and shareholders and members of such companies.*	S-3	333-46200	09-20-00	2.4

2.05	Exchange Agreement dated January 14, 2000, among the Registrant, Palo Alto Products International Pte. Ltd., and the shareholders of Palo Alto Products International Pte. Ltd., Palo Alto Manufacturing (Thailand) Ltd., and Palo Alto Plastic (Thailand) Ltd.	10-K	000-23354	06-29-01	2.06

3.01	Memorandum and New Articles of Association of the Registrant.	10-Q	000-23354	02-09-01	3.1

4.01	Indenture dated as of October 15, 1997 between Registrant and U.S. Bank National Association (successor to State Street Bank and Trust Company of California, N.A.), as trustee.	8-K	000-23354	10-22-97	10.1

4.02	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1

4.03	Euro Indenture dated as of June 29, 2000 between Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.2

4.04	Indenture dated as of May 9, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.					X

4.05	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.					X

4.06	Credit Agreement dated as of March 8, 2002 among Flextronics International Ltd., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit (the “FIL Credit Agreement”).*	10-K	000-23354	05-03-02	4.04

4.07	Credit Agreement dated as of March 8, 2002 among Flextronics International USA, Inc., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit (the “FIUI Credit Agreement”).*	10-K	000-23354	05-03-02	4.05

4.08	Amendment No. 1 to the FIL Credit Agreement dated as of March 7, 2003.*					X

4.09	Amendment No. 1 to the FIUI Credit Agreement dated as of March 7, 2003.*					X

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.	S-1	33-74622		10.01

10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2

10.03	Registrant’s 1997 Employee Share Purchase Plan.†	S-8	333-101327	11-20-02	4.02

10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2

10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

			Incorporated By Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.07	Registrant’s 2001 Equity Incentive Plan.†	S-8	333-75526	12-19-01	4.9

10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02

10.09	Flextronics U.S.A. 401(k) plan.†	S-1	33-74622		10.52

10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 – I.	10-K	000-23354	06-29-01	10.08

10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 – II.	10-K	000-23354	06-29-01	10.09

10.12	Deed of Noncompetition dated November 30, 2000 among JIT Holdings Limited and Goh Thiam Poh Tommie.†	10-K	000-23354	06-29-01	10.10

18.01	Letter from Deloitte & Touche LLP, dated April 21, 2003, regarding change to alternative accounting principle.					X

21.01	Subsidiaries of Registrant.					X

23.01	Consent of Deloitte & Touche LLP.					X

99.01	Certification of Chief Executive Officer.**					X

99.02	Certification of Chief Financial Officer.**					X

*	Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

†          Management contract, compensatory plan or arrangement.

     (b)  Reports on Form 8-K:

          None.

SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

Flextronics International Ltd.

Date: June 6, 2003	By:	/s/ MICHAEL E. MARKS

Michael E. Marks Chief Executive Officer and Director

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

Signature	Title	Date

/s/ MICHAEL E. MARKS Michael E. Marks	Chief Executive Officer and Director (Principal Executive Officer)	June 6, 2003

/s/ ROBERT R.B. DYKES Robert R.B. Dykes	President, Systems Group and Chief Financial Officer (Principal Financial Officer)	June 6, 2003

/s/ THOMAS J. SMACH Thomas J. Smach	Senior Vice President, Finance (Principal Accounting Officer)	June 6, 2003

/s/ RICHARD L. SHARP Richard L. Sharp	Chairman of the Board	June 6, 2003

/s/ JAMES A. DAVIDSON James A. Davidson	Director	June 6, 2003

/s/ PATRICK FOLEY Patrick Foley	Director	June 6, 2003

/s/ MICHAEL J. MORITZ Richard L. Sharp	Director	June 6, 2003

/s/ LIP-BU TAN Lip-Bu Tan	Director	June 6, 2003

CERTIFICATION

I, Michael E. Marks, certify that:

1.	I have reviewed this annual report on Form 10-K of Flextronics International Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

/s/ Michael E. Marks Michael E. Marks Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Robert R.B. Dykes, certify that:

1.	I have reviewed this annual report on Form 10-K of Flextronics International Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

/s/ Robert R.B. Dykes Robert R.B. Dykes President, Systems Group and Chief Financial Officer (Principal Financial Officer)

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II
Years Ended March 31, 2003, 2002 and 2001

		Additions

	Balance at		Charged to		Balance
	Beginning	Effect of	Costs and	Deductions/	at End
	of Year	Acquisitions	Expenses	Write-offs	of Year

	(in thousands)
Allowance for doubtful accounts:
Year ended March 31, 2001	$24,957	$10,293	$9,429	$(260)	$44,419
Year ended March 31, 2002	$44,419	$5,935	$3,664	$(12,369)	$41,649
Year ended March 31, 2003	$41,649	$6,754	$2,647	$(13,424)	$37,626

EXHIBIT INDEX

			Incorporated By Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Agreement and Plan of Merger dated November 22, 1999 among the Registrant, Slalom Acquisition Corp. and The DII Group, Inc.*	8-K	000-23354	12-06-99	2.1

2.02	Agreement and Plan of Reorganization dated July 31, 2000 among the Registrant, Chatham Acquisition Corporation, and Chatham Technologies, Inc.*	8-K	000-23354	09-15-00	2.01

2.03	Merger Agreement dated August 10, 2000 among the Registrant, JIT Holdings Limited, Goh Thiam Poh Tommie and Goh Mui Teck William, as amended.*	S-3	333-46770	09-27-00	2.4

2.04	Agreement and Plan of Reorganization dated August 31, 2000 among the Registrant, Lightning Metal Acquisition Corp., Coating Acquisition Corp., Lightning Tool Acquisition Corp., Lightning Metal Specialties, Incorporated, Coating Technologies, Inc., Lightning Tool and Design, Inc., Lightning Metal Specialties E.M.F., Ltd., Lightning Manufacturing Solutions-Europe, Ltd., Lightning Manufacturing Solutions Texas, L.L.C., Lightning Logistics, L.L.C., Papason, L.L.C., 200 Scott Street, L.L.C., 80 Scott Street, L.L.C., 230 Scott Street, L.L.C., 1350 Lively Blvd, L.L.C., D.A.D. Partnership, S.O.N. Partnership, S.O.N. II Partnership, and shareholders and members of such companies.*	S-3	333-46200	09-20-00	2.4

2.05	Exchange Agreement dated January 14, 2000, among the Registrant, Palo Alto Products International Pte. Ltd., and the shareholders of Palo Alto Products International Pte. Ltd., Palo Alto Manufacturing (Thailand) Ltd., and Palo Alto Plastic (Thailand) Ltd.	10-K	000-23354	06-29-01	2.06

3.01	Memorandum and New Articles of Association of the Registrant.	10-Q	000-23354	02-09-01	3.1

4.01	Indenture dated as of October 15, 1997 between Registrant and U.S. Bank National Association (successor to State Street Bank and Trust Company of California, N.A.), as trustee.	8-K	000-23354	10-22-97	10.1

4.02	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1

4.03	Euro Indenture dated as of June 29, 2000 between Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.2

4.04	Indenture dated as of May 9, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.					X

4.05	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.					X

4.06	Credit Agreement dated as of March 8, 2002 among Flextronics International Ltd., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit (the “FIL Credit Agreement”).*	10-K	000-23354	05-03-02	4.04

4.07	Credit Agreement dated as of March 8, 2002 among Flextronics International USA, Inc., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit (the “FIUI Credit Agreement”).*	10-K	000-23354	05-03-02	4.05

			Incorporated By Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.08	Amendment No. 1 to the FIL Credit Agreement dated as of March 7, 2003.*					X

4.09	Amendment No. 1 to the FIUI Credit Agreement dated as of March 7, 2003.*					X

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.	S-1	33-74622		10.01

10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2

10.03	Registrant’s 1997 Employee Share Purchase Plan.†	S-8	333-101327	11-20-02	4.02

10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2

10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.07	Registrant’s 2001 Equity Incentive Plan.†	S-8	333-75526	12-19-01	4.9

10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02

10.09	Flextronics U.S.A. 401(k) plan.†	S-1	33-74622		10.52

10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 – I.	10-K	000-23354	06-29-01	10.08

10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 – II.	10-K	000-23354	06-29-01	10.09

10.12	Deed of Noncompetition dated November 30, 2000 among JIT Holdings Limited and Goh Thiam Poh Tommie.†	10-K	000-23354	06-29-01	10.10

18.01	Letter from Deloitte & Touche LLP, dated April 21, 2003 regarding change to alternative accounting principle.					X

21.01	Subsidiaries of Registrant.					X

23.01	Consent of Deloitte & Touche LLP.					X

99.01	Certification of Chief Executive Officer.**					X

99.02	Certification of Chief Financial Officer.**					X

*	Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.