Form 10-K/A
period 2003-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 2003-07-29
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of July 21, 2003, there were 522,611,848 shares of the Registrant’s ordinary shares outstanding.

     EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 6, 2003, amends Part III of such Form 10-K as follows:

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Signatures
Certifications

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of our directors and officers as of June 30, 2003 are as follows:

Name	Age	Position

Michael E. Marks	52	Chief Executive Officer and Director
Robert R. B. Dykes	54	President, Systems Group and Chief Financial Officer
Ronny Nilsson	54	President, Flextronics Network Services
Michael McNamara	46	Chief Operating Officer
Ronald R. Snyder	46	President, Flextronics Design Services
Thomas J. Smach	43	Senior Vice President, Finance
Richard L. Sharp	56	Chairman of the Board
James A. Davidson	43	Director
Patrick Foley	71	Director
Michael J. Moritz	48	Director
Lip-Bu Tan	43	Director

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

     Lip-Bu Tan. Mr. Tan has served as a member of our Board of Directors since April 2003. In 1987, he founded and since that time has served as Chairman of Walden International, a venture capital fund. Mr. Tan currently serves on the boards of Centillium Communications, Creative Technology, Integrated Silicon Solution, SINA.com and Semiconductor Manufacturing International Corporation. Mr. Tan received a M.S. in Nuclear Engineering from the Massachusetts Institute of Technology, a MBA from the University of San Francisco, and a B.S. from Nanyang University in Singapore.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our ordinary shares to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements for the year ended March 31, 2003 were met with the exception of the following: Mr. Foley failed to timely file Forms 4 in July 2002 and August 2002; Mr. Moritz and Mr. Sharp failed to timely file Forms 4 in August 2002; and Mr. Goh, a director during fiscal 2003, failed to timely file Forms 4 in August 2002 and November 2002.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table presents information concerning the compensation paid or accrued by us for services rendered during fiscal 2003, fiscal 2002 and fiscal 2001 by our Chief Executive Officer and each of our four other most highly compensated executive officers whose total salary and bonus for fiscal 2003 exceeded $100,000.

Summary Compensation Table

					Long-Term
					Compensation
					Awards

	Annual Compensation				Securities
				Other	Underlying	All other
Principal Position	Fiscal Year	Salary	Bonus	Compensation	Options	Compensation

Michael E. Marks	2003	$341,402	$150,000	$5,082	5,000,000	$4,966	(2)
Chief Executive Officer	2002	266,528	—	5,008	600,000	5,113	(3)
	2001	600,000	1,285,000	5,082	1,036,456	8,627	(4)
Ronny Nilsson	2003	349,562	100,147	8,522	375,000	39,046	(5)
President, Flextronics	2002	378,501	—	28,472	158,333	31,027	(5)
Network Services	2001	362,545	405,350	10,154	200,000	33,614	(5)
Michael McNamara	2003	257,127	84,375	3,925	2,600,000	3,623	(6)
Chief Operating Officer	2002	243,750	—	3,868	400,000	2,639	(7)
	2001	450,000	831,250	3,925	600,000	4,702	(8)
Robert R.B. Dykes	2003	221,327	79,688	122	700,000	150	(9)
President, Systems Group and	2002	202,965	—	4,600	316,667	3,541	(10)
Chief Financial Officer	2001	425,000	798,125	4,668	400,000	5,329	(8)
Ronald R. Snyder	2003	182,270	43,750	12,600	600,000	98	(9)
President, Flextronics	2002	167,148	—	4,200	266,667	90	(9)
Design Services	2001	358,057	560,613	7,700	284,000	45	(9)

(1)	Represents a vehicle allowance. In fiscal 2002 for Mr. Nilsson, represents a vehicle allowance of $8,667 and forgiveness of an interest payment of $19,805 on a promissory note due to one of our subsidiaries.

(2)	Represents our contributions to the 401(k) plan of $2,716 and life insurance premium payments of $2,250.

(3)	Represents our contributions to the 401(k) plan of $2,574 and life insurance premium payments of $2,539.

(4)	Represents our contributions to the 401(k) plan of $4,750 and life insurance premium payments of $3,877.

(5)	Represents our contributions to a pension retirement fund.

(6)	Represents our contributions to the 401(k) plan of $3,525 and life insurance premium payments of $98.

(7)	Represents our contributions to the 401(k) plan of $2,574 and life insurance premium payments of $65.

(8)	Represents our contributions to the 401(k) plan.

(9)	Represents life insurance premium payments.

(10)	Represents our contributions to the 401(k) plan of $1,109, life insurance premium payments of $138 and spousal health insurance premium payments of $2,294.

Option Grants in Fiscal 2003

     The following table presents information regarding option grants during fiscal 2003 to our Chief Executive Officer and each of our four other most highly compensated executive officers. Option grants to our executive officers in fiscal 2003 were awarded pursuant to our existing equity compensation plans.

     In accordance with the rules of the Securities and Exchange Commission, the table presents the potential realizable values that would exist for the options at the end of their four- or ten-year terms, as the case may be. These values are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term. Potential realizable values are based on assumed annual rates of return mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of future ordinary share prices. The closing sale price per ordinary share as reported on the NASDAQ National Market on March 31, 2003, the last trading day of fiscal 2003, was $8.72.

					Potential Realizable
	Individual Grants				Value at Assumed Annual
					Rates of Stock Price
	Number of	Percent of Total			Appreciation for Option
	Securities	Options Granted to			Term
	Underlying Options	Employees	Exercise Price	Expiration
Name	Granted	In Fiscal 2003	Per Share	Date	5%	10%

Michael E. Marks	5,000,000	25.2%	$7.90	07/01/2012	$24,841,337	$62,952,827
Ronny Nilsson	375,000	1.9	7.90	07/01/2006	638,437	1,374,896
Michael McNamara	2,000,000	10.1	7.90	07/01/2012	9,936,535	25,181,131
	600,000	3.0	8.84	09/03/2012	3,335,657	8,453,210
Robert R.B. Dykes	700,000	3.5	7.90	07/01/2012	3,477,787	8,813,396
Ronald R. Snyder	600,000	3.0	7.90	07/01/2012	2,980,961	7,554,339

     The options shown in the table above that expires on September 3, 2012, were granted with an exercise price equal to the fair market value of our ordinary shares on the date of grant and are non-statutory stock options. The options shown in the table above that expire on July 1, 2012 were granted with an exercise price that represented a premium of approximately 34% over the fair market value on the date of grant. This exercise price is designed to create an incentive for these officers to continue providing leadership for our company. With the exception of options granted to Mr. Nilsson, options granted to our executive officers expire ten years from the date of grant, subject to earlier termination upon termination of the optionee’s employment. In the case of Mr. Nilsson, Swedish tax legislation imposes significant adverse consequences if there are any restrictions on exercisability or transfer of options. The term of Mr. Nilsson’s option has therefore, been shortened to four years from the date of grant.

     With the exception of Mr. Nilsson as described above, the options granted to our executive officers during fiscal 2003 generally vested as to 25% of the shares on the first anniversary of the date of grant and 1/36 of the remaining shares on each full calendar month that the optionee renders services to us thereafter. Our Compensation Committee has the discretion to provide for alternative vesting schedules to maximize the retention value of our equity compensation. See “Change in Control Arrangements” below for a description of the acceleration provisions of these options. The exercise price of each option may be paid in cash or through a cashless exercise procedure involving a same-day sale of the purchase shares. We granted options to purchase an aggregate of 19,864,076 ordinary shares to our employees during fiscal 2003.

Aggregated Option Exercises in Fiscal 2003
and Option Values at March 31, 2003

     The following table presents information concerning the exercise of options during fiscal 2003 by our Chief Executive Officer and each of our four other most highly compensated executive officers.

			Number of Securities

			Underlying		Value of Unexercised
			Unexercised Options		In-the-money Options
	Number of Shares		at March 31, 2003		at March 31, 2003
	Acquired on	Value
Name	Exercise	Realized	Vested	Unvested	Vested	Unvested

Michael E. Marks	16,667	$56,209	2,150,000	5,783,333	$1,994,666	$4,100,000
Ronny Nilsson	100,000	468,912	742,603	80,730	307,500	—
Michael McNamara	528,589	2,347,834	2,557,655	2,886,458	3,439,817	1,640,000
Robert R.B. Dykes	—	—	1,042,148	681,353	1,304,759	437,333
Ronald R. Snyder	116,854	584,756	591,687	571,874	1,267,455	389,500

     The amounts set forth in the column entitled “Value Realized” represent the fair market value of the ordinary shares underlying the option on the date of exercise less the aggregate exercise price of the option.

     In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of March 31, 2003. Also reported are values of “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and $8.72 per share, which was the closing price per ordinary share as reported on the NASDAQ National Market on March 31, 2003, the last day of trading for fiscal 2003. These values, unlike the amounts set forth in the column entitled “Value Realized,” have not been, and may never be, realized.

     Change in Control Arrangements

     Our option agreements with our executive officers provide that if the executive officer is terminated without cause or leaves for good reason within the first 12 months following a change in control transaction, the vesting of any unvested portion of the option will be accelerated in full, or if the executive officer is still employed upon the first year anniversary of such a change of control, the vesting of any unvested portion of the option will be accelerated in full. Each option includes a limited stock appreciation right pursuant to which the option will automatically be canceled upon the occurrence of certain hostile tender offers, in return for a cash distribution from us based on the tender offer price per share.

     Director Compensation

     Each individual who first becomes a non-employee Board member is granted a stock option to purchase 25,000 ordinary shares, pursuant to the automatic option grant provisions of our 2001 Equity Incentive Plan. Pursuant to this program, in fiscal 2003, each of Mr. Davidson and Mr. Tan received a stock option to purchase 25,000 ordinary shares at the time of his appointment to our board. After this initial grant, pursuant to the terms of the automatic option grant provisions of the 2001 Plan, on the date of each Annual General Meeting, each individual who is at that time serving as a non-employee director receives a stock option to purchase 12,500 ordinary shares. Pursuant to this program, in fiscal 2003, Mr. Foley, Mr. Goh, Mr. Moritz and Mr. Sharp each received a stock option to purchase 12,500 ordinary shares in fiscal 2003. Also, under the terms of the discretionary option grant provisions of the 2001 Plan, non-employee directors are eligible to receive stock options granted at the discretion of the board. Pursuant to this program, in fiscal 2003 Mr. Foley, Mr. Goh, Mr. Moritz and Mr. Sharp each received stock options to purchase 10,000 ordinary shares in fiscal 2003. The maximum number of ordinary shares that may be received by each non-employee director under this program is 100,000 ordinary shares per year.

     Each non-employee director receives annual cash compensation of $37,200 for services rendered as a director. In addition, each director receives $700 for each quarterly meeting of the Board of Directors that he attends. In addition, all directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is our employee receives compensation for services rendered as a director.

     Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee of our Board of Directors during fiscal 2003 were Mr. Sharp and Mr. Moritz. None of our executive officers serve on our Compensation Committee. No interlocking relationships exist between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of June 16, 2003 regarding the beneficial ownership of our ordinary shares by:

•	each shareholder known to us to be the beneficial owner of more than 5% of our ordinary shares;

•	each director;

•	each executive officer named in the Summary Compensation Table; and

•	all directors and executive officers as a group.

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

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Ordinary shares subject to options that are currently exercisable or exercisable within 60 days of June 16, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

     In the table below, percentage ownership is based on 521,915,256 ordinary shares outstanding as of June 16, 2003.

	Shares Beneficially Owned

Name and Address of Beneficial Owner	Number of Shares	Percent

5% Shareholders:
Entities associated with AXA Financial, Inc.(1)
1290 Avenue of the Americas
New York, NY 10104	45,374,082	8.69%
Executive Officers and Directors:
Michael E. Marks (2)	6,374,226	1.22
Richard L. Sharp (3)	6,071,160	1.16
Michael McNamara (4)	2,874,631	*
Robert R.B. Dykes (5)	1,838,293	*
Ronald R. Snyder (6)	1,110,596	*
Ronny Nilsson (7)	840,625	*
Michael J. Moritz (8)	464,640	*
Patrick Foley (9)	57,208	*
James L. Davidson (10)	50,740	*
Lip-Bu Tan	—	*
All 11 directors and executive officers as a group (11)	20,503,999	3.93%

*	Less than 1%.

(1)	Based on information supplied by AXA Financial, Inc. in an amended Schedule 13G filed with the Securities and Exchange Commission on February 12, 2003.

(2)	Includes 2,996,059 shares held by Epping Investment Holdings, LLC of which Mr. Marks and his spouse are managing members, 516,667 shares held by the Marks Family Trust, 24,000 shares held by trust for Mr. Marks’ minor children, and 2,837,500 shares subject to options exercisable within 60 days of June 16, 2003.

(3)	Includes 1,480,000 shares beneficially owned by Bethany, LLC of which Mr. Sharp is a manager and 612,000 shares held by RLS Charitable Reminder Unitrust of which Mr. Sharp is a co-trustee. Mr. Sharp disclaims beneficial ownership over such shares, except to the extent of his pecuniary interest therein. Also includes 57,208 shares subject to options exercisable within 60 days of June 16, 2003.

(4)	Includes 2,527,084 shares subject to options exercisable within 60 days of June 16, 2003.

(5)	Includes 670,000 shares held directly by The Dykes Family Limited Partnership II and 1,168,293 shares subject to options exercisable within 60 days of June 16, 2003.

(6)	Includes 719,812 shares subject to options exercisable within 60 days of June 16, 2003.

(7)	Includes 555,625 shares subject to options exercisable within 60 days of June 16, 2003.

(8)	Includes 407,432 shares held directly by the Maximus Trust of which Mr. Moritz is a co-trustee. Mr. Moritz disclaims beneficial ownership over such shares, except to the extent of his pecuniary interest therein. Also includes 57,208 shares subject to options exercisable within 60 days of June 16, 2003.

(9)	Includes 57,208 shares subject to options exercisable within 60 days of June 16, 2003.

(10)	Includes 45,740 shares held by the Davidson Living Trust of which Mr. Davidson is a trustee.

(11)	Includes 8,682,940 shares subject to options exercisable within 60 days of June 16, 2003. Excludes 4,223,784 shares (including 10,000 shares subject to options exercisable within 60 days of June 16, 2003) held by Mr. Goh, Mr. Marks’ Alternate Director.

OTHER EQUITY COMPENSATION PLANS

     As of March 31, 2003, we maintained the 2001 Equity Incentive Plan and 1997 Employee Share Purchase Plan, both of which were approved by our shareholders, and the 1997 Interim Option Plan, 1998 Interim Option Plan, 1999 Interim Option Plan and 2002 Interim Incentive Plan. None of these Interim Plans is subject to shareholder approval. The terms of the Interim Plans are described more fully below.

     The following table gives information about equity awards under these plans as of March 31, 2003.

	(A)	(B)	(C)
			Number of Ordinary Shares
	Number of Ordinary		Remaining Available for
	Shares to be	Weighted-Average	Equity Compensation Plans
	Issued Upon Exercise	Exercise Price of	(Excluding Ordinary Shares
Plan Category	of Outstanding Options	Outstanding Options	Reflected in Column (A))

Equity compensation plans approved by shareholders	28,822,561	$15.94	8,821,667 (1)
Equity compensation plans not approved by shareholders (3)	16,592,263	7.00	8,993,809 (2)

Total	45,414,824	12.67	17,815,476

(1)	Of these, 8,201,275 ordinary shares remained available for grant under the 2001 Equity Incentive Plan and 620,392 ordinary shares remained available for purchase under the 1997 Employee Share Purchase Plan.

(2)	Of these, 533,842 ordinary shares remained available for grant under the 1997 Interim Option Plan, 217,070 ordinary shares remained available for grant under the 1998 Interim Option Plan, 445,688 ordinary shares under the 1999 Interim Option Plan and 7,797,209 ordinary shares under the 2002 Interim Incentive Plan.

(3)	In connection with acquisitions, we have assumed the option plans, which we refer to as the Assumed Plans, and the underlying options of the acquired companies. Options to purchase a total of 10,267,709 ordinary shares under the Assumed Plans have been assumed. These options have a weighted average exercise price of $5.52 per share. These options have been converted into options to purchase our ordinary shares on the terms specified in the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Options under the Assumed Plans generally vest over four years and expire 10 years from the date of grant. No further awards will be made under the Assumed Plans. Statistics regarding the options under the Assumed Plans are not included in the above table.

     Interim Plans

     Our 1997 Interim Option Plan, 1998 Interim Option Plan, 1999 Interim Option Plan and 2002 Interim Incentive Plan were adopted by our Board in June 1997, January 1998, December 1998 and May 2002, respectively. The adoption of these interim plans was necessitated by our internal growth, our multiple acquisitions and the requirement to provide equity compensation for employees consistent with competitors and peer companies. These interim plans are not subject to shareholder approval.

     The Board reserved an aggregate of 2,000,000 ordinary shares, 3,200,000 ordinary shares, 5,200,000 ordinary shares and 20,000,000 ordinary shares for issuance under the 1997 Plan, the 1998 Plan, the 1999 Plan and the 2002 Plan, respectively. These plans provide for the grant to qualified persons of non-statutory stock options to purchase our ordinary shares. Information regarding outstanding options under the 1997 Plan, the 1998 Plan, the 1999 Plan, and the 2002 Plan as of March 31, 2003 is set forth in the table above. Since March 31, 2003, we have granted additional options under the these plans. As of June 30, 2003, we had a total of 9,003,767 shares available for issuance under our 1997 Plan, 1998 Plan, 1999 Plan and 2002 Plan.

     Shares subject to options granted pursuant to these interim plans that expire or terminate for any reason without being exercised will again become available for grant and issuance pursuant to awards under the interim plans. Options granted under these plans have an exercise price of not less than 85% of the fair market value of the underlying ordinary shares on the date of grant. Options issued under these plans generally vest over a four-year period and expire ten years from the date of grant. The other general terms of the these interim plans are similar to our 2001 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     Other than compensation agreements and other arrangements, which are described in “Executive Compensation,” and the transactions described below, during fiscal 2003, there was not, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeded or will exceed $60,000; and

•	in which any director, executive officer, holder of more than 5% of our ordinary shares or any member of their immediate family had or will have a direct or indirect material interest.

     Loans to Executive Officers

     Since June 30, 2002, neither we nor any of our subsidiaries have made any loans to our executive officers.

     Mr. Dykes. On May 29, 2002, Flextronics USA loaned $1,947,221 to Mr. Robert R.B. Dykes. Mr. Dykes executed a Loan and Security Agreement and a promissory note in favor of Flextronics USA that bears interest at a rate of 5.85% per year and matures on May 29, 2006. The remaining outstanding balance of the loan as of March 31, 2003 was $2,044,363 (representing $1,947,221 in principal and $97,142 in accrued interest).

     Mr. McNamara. On November 25, 1998, one of our subsidiaries, Flextronics International USA, Inc., which we refer to in this section as Flextronics USA, loaned $130,000 to Mr. McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest at a rate of 7.25% per year and matures on November 25, 2003. The remaining outstanding balance of the loan as of March 31, 2003 was $170,977 (representing $130,000 in principal and $40,977 in accrued interest).

     On October 11, 2000, Flextronics USA loaned $152,236 to Mr. McNamara. This represented the principal and interest then due on a loan previously made to Mr. McNamara on October 22, 1996, which loan was canceled at that time. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest compounded quarterly at a rate of 5.96% per year and matures on November 11, 2003. The remaining outstanding balance of the loan as of March 31, 2003 was $174,944 (representing $152,236 in principal and $22,708 in accrued interest).

     On May 3, 2001, Flextronics USA loaned $1,095,977 to Mr. McNamara. This represented the principal and interest then due on a loan previously made to Mr. McNamara on April 14, 1999, which loan was canceled at that time. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest compounded quarterly at a rate of 4.19% per year and matures on May 3, 2003. The remaining outstanding balance of the loan as of March 31, 2003 was $1,208,158 (representing $1,095,977 in principal and $112,181 in accrued interest). Subsequent to March 31, 2003, Mr. McNamara repaid the entire principal amount and accrued interest outstanding on this loan.

     On December 12, 2001, Flextronics USA loaned $6,000,000 to Mr. McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest at a rate of 2.48% per year and matures on December 12, 2004. The remaining outstanding balance of the loan as of March 31, 2003 was $6,195,920 (representing $6,000,000 in principal and $195,920 in accrued interest).

     On May 31, 2002, Flextronics USA loaned $1,022,227 to Mr. McNamara. Mr. McNamara executed a Loan and Security Agreement and a promissory note in favor of Flextronics USA that bears interest at a rate of 3.21% and matures on May 31, 2003. The remaining outstanding balance of the loan as of March 31, 2003 was $1,049,936 (representing $1,022,227 in principal and $27,709 in accrued interest). Subsequent to March 31, 2003, Mr. McNamara repaid the entire principal amount and accrued interest outstanding on this loan.

     Mr. Nilsson. On May 4, 2002 Flextronics International N.V. loaned $1,011,129 to Mr. Ronny Nilsson. Mr. Nilsson executed a promissory note in favor of Flextronics International Ltd. that bore interest at a rate of 5.73% per year and matures on May 4, 2004. The remaining outstanding balance of the loan as of March 31, 2003 was $1,050,093 (representing $1,011,129 in principal and $38,964 in accrued interest).

     Mr. Smach. On April 3, 2000, Flextronics USA loaned $1,000,000 to Mr. Thomas J. Smach. Mr. Smach executed a Loan and Security Agreement and a promissory note in favor of Flextronics USA that does not bear interest and matures on April 3, 2005. The remaining outstanding balance of the loan as of March 31, 2003 was $1,000,000 in principal.

     Other Loans to Executive Officers

     In connection with an investment partnership of our executive officers, Glouple Ventures LLC, one of our subsidiaries, Flextronics International, NV, which we refer to in this section as Flextronics NV, has loaned the following amounts to each of Messrs. Dykes, McNamara, Nilsson, Smach and Snyder, pursuant to promissory notes executed by each in favor of Flextronics NV, which bear interest at the rate indicated below and mature on August 15, 2010:

Date	Amount of Loan	Interest Rate

July 2000	$72,732	6.40%
August 2000	$48,370	6.22%
November 2000	$224,391	6.09%
August 2001	$37,424	5.72%
November 2001	$30,544	5.05%
December 2001	$9,091	5.05%

     As of March 31, 2003, the entire principal amount of these loans from Flextronics NV, together with $459,256 of accrued interest, was outstanding. During the year ended March 31, 2003, Mr. Marks repaid all amounts that he owed to Flextronics NV.

     Investment by Silver Lake Partners

     During fiscal 2003, we issued a $200.0 million zero coupon, zero yield, convertible junior subordinated note maturing in 2008 in a private placement transaction with funds associated with Silver Lake Partners. The notes are callable by us after three years and do not provide a put option prior to maturity. The notes are convertible into our ordinary shares at a conversion price of $10.50 per share and are payable in cash or stock at maturity, at our option. In connection with the issuance of these notes, we appointed Mr. James Davidson, a founder and principal of Silver Lake Partners, to our Board of Directors in March 2003 upon completion of the transaction.

SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.

Date: July 29, 2003	By:	/s/ MICHAEL E. MARKS Michael E. Marks Chief Executive Officer and Director

CERTIFICATION

I, Michael E. Marks, certify that:

1.	I have reviewed this annual report on Form 10-K of Flextronics International Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: July 29, 2003

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

Date: July 29, 2003

/s/ Robert R.B. Dykes

Robert R.B. Dykes
President, Systems Group
and Chief Financial Officer
(Principal Financial Officer)