Form 10-Q
period 2003-06-30
FLEXTRONICS INTERNATIONAL LTD
filed 2003-08-11
CIK 866374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                TO

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

     As of August 4, 2003, there were 522,691,077 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of Flextronics International Ltd.

     We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of June 30, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended June 30, 2003 and 2002.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of March 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 21, 2003 (May 5, 2003 as to Note 13), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
July 23, 2003
(August 5, 2003 as to Note M)

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	June 30, 2003	March 31, 2003

	(In thousands, except share
	and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$859,751	$424,020
Accounts receivable, net	1,496,208	1,417,086
Inventories, net	1,150,573	1,141,559
Deferred income taxes	31,528	29,153
Other current assets	487,560	466,942

Total current assets	4,025,620	3,478,760
Property, plant and equipment, net	1,695,647	1,965,729
Deferred income taxes	453,862	415,041
Goodwill	2,200,338	2,121,997
Other intangibles, net	69,110	70,913
Other assets	422,357	341,664

Total assets	$8,866,934	$8,394,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings and current portion of long-term debt	$53,348	$52,484
Current portion of capital lease obligations	5,566	7,622
Accounts payable	1,863,149	1,601,923
Other current liabilities	964,913	918,990

Total current liabilities	2,886,976	2,581,019
Long-term debt, net of current portion:
Capital lease obligations	5,814	7,909
8 3/4% Senior Subordinated Notes due 2007	—	150,000
9 7/8% Senior Subordinated Notes due 2010, less $2,730 and $2,828 discount as of June 30, 2003 and March 31, 2003, respectively	497,270	497,172
9 3/4% Senior Subordinated Notes due 2010	172,493	160,192
6 1/2% Senior Subordinated Notes due 2013	400,000	—
Convertible Junior Subordinated Notes due 2013	200,000	200,000
Other	124,510	34,580
Other liabilities	233,550	221,212
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Ordinary shares, S$.01 par value, authorized - 1,500,000,000 shares; issued and outstanding 522,151,575 and 520,228,062 as of June 30, 2003 and March 31, 2003, respectively	3,090	3,078
Additional paid-in capital	4,959,601	4,948,601
Retained deficit	(659,808)	(370,093)
Accumulated other comprehensive income (loss)	49,223	(33,419)
Deferred compensation	(5,785)	(6,147)

Total shareholders’ equity	4,346,321	4,542,020

Total liabilities and shareholders’ equity	$8,866,934	$8,394,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended

	June 30, 2003	June 30, 2002

	(In thousands, except per share amounts)
Net sales	$3,106,677	$3,127,027
Cost of sales	2,941,636	2,959,930
Unusual charges	308,835	179,352

Gross profit (loss)	(143,794)	(12,255)
Selling, general and administrative expenses	116,415	114,699
Intangibles amortization	8,817	3,234
Unusual charges	18,273	28,471
Interest and other expense, net	25,911	18,999
Loss on early extinguishment of debt	8,695	—

Loss before income taxes	(321,905)	(177,658)
Income tax benefit	(32,190)	(46,486)

Net loss	$(289,715)	$(131,172)

Net loss per share:
Basic	$(0.56)	$(0.25)

Diluted	$(0.56)	$(0.25)

Weighted average shares used in computing per share amounts:
Basic	521,100	515,016

Diluted	521,100	515,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended

	June 30, 2003	June 30, 2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(289,715)	$(131,172)
Depreciation and amortization	91,195	82,332
Change in working capital and other	444,801	346,545

Net cash provided by operating activities	246,281	297,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(32,316)	(54,355)
Purchases of OEM facilities and related assets	—	(2,025)
Acquisitions of businesses, net of cash acquired	(6,252)	(12,091)
Other investments and notes receivable	(24,102)	(33,159)

Net cash used in investing activities	(62,670)	(101,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings and proceeds from long-term debt	425,745	40,767
Repayments of bank borrowings and long-term debt	(180,275)	(171,119)
Repayments of capital lease obligations	(5,056)	(8,210)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	9,352	8,953

Net cash provided by (used in) financing activities	249,766	(129,609)

Effect on cash from exchange rate changes	2,354	15,411

Net increase in cash and cash equivalents	435,731	81,877
Cash and cash equivalents at beginning of period	424,020	745,124

Cash and cash equivalents at end of period	$859,751	$827,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE A – ORGANIZATION OF THE COMPANY

     Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the handheld electronics devices, information technologies infrastructure, communications infrastructure, computer and office automation, and consumer devices industries. Flextronics provides design, engineering, manufacturing, logistics, and after-market services. The Company’s strategy is to provide customers with end-to-end services where it takes responsibility for engineering, supply chain management, new product introduction and implementation, manufacturing, and logistics management, with the goal of delivering a complete packaged product. Once a complete packaged product is delivered, Flextronics also provides after-market services such as repair and warranty services and network and communications installation and maintenance.

     In addition to the assembly of printed circuit boards and complete systems and products, the Company’s manufacturing services include the fabrication and assembly of plastic and metal enclosures, the fabrication of printed circuit boards and backplanes (which are printed circuit boards into which other printed circuit boards or cards may be inserted) and the fabrication and assembly of photonics components. Throughout the production process, the Company offers design and engineering services; logistics services, such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key elements of the supply chain through advanced information technologies. The Company has recently begun providing original design manufacturing, or ODM, services where it designs, develops and manufactures products, such as cell phones and other consumer-related devices, that are sold by its OEM customers under their brand name.

NOTE B – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2003 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

Goodwill and Other Intangibles

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

     Goodwill of the reporting units is tested for impairment on an annual basis and between annual tests in certain circumstances. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential likelihood that some or all of its goodwill would be considered impaired. The Company has not recognized any impairment of its goodwill except as disclosed in “Unusual Charges”. However, no assurances can be given that future impairment tests of goodwill will not result in an impairment.

     The following table summarizes the activity in the Company’s goodwill account during the three months ended June 30, 2003 (in thousands):

Balance as of April 1, 2003	$2,121,997
Additions	20,508
Foreign currency translation adjustments	57,833

Balance as of June 30, 2003	$2,200,338

     All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles. Contractual agreements are being amortized over periods up to ten years. Patents and trademarks and developed technologies are being amortized on a straight-line basis up to ten years. Other acquired intangibles relate to favorable leases and customer lists, and are amortized on a straight-line basis over three to ten years. No residual value is estimated for the intangible assets. During the three months ended June 30, 2003, there were approximately $3.7 million of additions to intangible assets, primarily related to purchased patents and trademarks. The components of other intangible assets are as follows (in thousands):

	As of June 30, 2003			As of March 31, 2003

	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Intangibles:
Contractual agreements	$64,792	$(12,758)	$52,034	$61,629	$(10,875)	$50,754
Patents and trademarks	2,368	(40)	2,328	161	(34)	127
Developed technologies	7,633	(6,605)	1,028	7,633	(5,546)	2,087
Other acquired intangibles	49,088	(35,368)	13,720	47,639	(29,694)	17,945

Total	$123,881	$(54,771)	$69,110	$117,062	$(46,149)	$70,913

Expected future estimated annual amortization expense is as follows (in thousands):

Fiscal years ending:
2004	$24,109	*
2005	16,667
2006	7,422
2007	4,371
2008	3,811
Thereafter	12,730

Total amortization expense	$69,110

* Represents nine-month period ending March 31, 2004.

Deferred Income Taxes

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

Accounting for Stock-Based Compensation

     At June 30, 2003, the Company had six stock-based employee compensation plans. The Company accounts for its stock option awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB Opinion No. 25. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation.

	Three months ended

	June 30, 2003	June 30, 2002

Net loss, as reported	$(289,715)	$(131,172)
Deduct: Fair value compensation cost, net of tax	(17,356)	(20,040)

Proforma net loss	$(307,071)	$(151,212)

Basic net loss per share:
As reported	$(0.56)	$(0.25)

Proforma	$(0.59)	$(0.29)

Diluted net loss per share:
As reported	$(0.56)	$(0.25)

Proforma	$(0.59)	$(0.29)

     The fair value of employee stock options granted during the three months ended June 30, 2003 and June 30, 2002 were estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three months ended

	June 30, 2003	June 30, 2002

Volatility	83%	77%
Risk-free interest rate range	0.9% - 2.4%	1.1% -3.8%
Dividend yield	0%	0%
Expected lives range	0.5 - 3.8 years	0.5 - 3.6 years

     Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net loss and net loss per share disclosures may not reflect the associated fair value of the outstanding options.

     The Company provides restricted stock grants to key employees under its 2002 Interim Incentive Plan. Shares awarded under the plan vest in installments over a five-year period and unvested shares are forfeited upon termination of employment. During fiscal 2003, 1,230,000 shares of restricted stock were granted with a fair value on the date of grant of $5.88 per share. The unearned compensation associated with the restricted stock grants was $5.8 million as of June 30, 2003. This amount is included in shareholders’ equity. Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant. During the three months ended June 30, 2003 compensation expense related to the restricted stock grants amounted to approximately $0.4 million.

NOTE C – INVENTORIES

Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable reserves, were as follows (in thousands):

	As of	As of
	June 30, 2003	March 31, 2003

Raw materials	$704,314	$692,881
Work-in-process	208,789	231,738
Finished goods	237,470	216,940

	$1,150,573	$1,141,559

NOTE D – NET LOSS PER SHARE

     Basic income (loss) per share is computed using the weighted average number of ordinary shares outstanding during the applicable periods.

     Diluted income (loss) per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options, and are computed using the treasury stock method, as well as shares issuable upon conversion of debt instruments.

     Net loss per share data were computed as follows (in thousands, except per share amounts):

	Three months ended

	June 30, 2003	June 30, 2002

Basic net loss per share:
Net loss	$(289,715)	$(131,172)

Shares used in computation:
Weighted average ordinary shares outstanding	521,100	515,016

Basic net loss per share	$(0.56)	$(0.25)

Diluted net loss per share:
Net loss	$(289,715)	$(131,172)

Shares used in computation:
Weighted average ordinary shares outstanding	521,100	515,016

Diluted net loss per share	$(0.56)	$(0.25)

(1)	Due to the Company’s net losses reported, the ordinary share equivalents from stock options to purchase 9,403,800 and 9,925,913 shares outstanding were excluded from the computation of diluted earnings per share during the three months ended June 30, 2003 and June 30, 2002, respectively because the inclusion would be anti-dilutive for the periods.

Also, the ordinary share equivalents from stock options to purchase 21,974,605 and 27,804,003 shares outstanding during the three months ended June 30, 2003 and June 30, 2002, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

Additionally, ordinary share equivalents from other convertible debt instruments of 19,490,807 shares outstanding were anti-dilutive for three months ended June 30, 2003, and therefore not assumed to be converted for diluted earnings per share computation.

NOTE E – OTHER COMPREHENSIVE INCOME (LOSS)

     The following table summarizes the components of other comprehensive income (loss) (in thousands):

	Three months ended

	June 30, 2003	June 30, 2002

Net loss	$(289,715)	$(131,172)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	81,842	93,476
Unrealized holding gain (loss) on investments and derivatives, net of tax	800	(3,536)

Comprehensive loss	$(207,073)	$(41,232)

NOTE F – LONG-TERM DEBT

     In May 2003, the Company issued 6.5% senior subordinated notes due in May 2013 for gross proceeds of $400.0 million. In June 2003, the Company used $156.6 million of the proceeds from this issuance to redeem all of its outstanding 8.75% senior subordinated notes due October 2007, of which $150.0 million in principal was outstanding. In connection with the redemption, the Company incurred approximately $8.7 million of losses associated with the early extinguishment of the notes during the three months ended June 30, 2003.

NOTE G - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     As of June 30, 2003, the fair value of these short-term foreign currency forward contracts was recorded as an asset amounting to $1.3 million. At the same date, the Company had recorded in other comprehensive income (loss) immaterial deferred losses relating to the Company’s foreign currency forward contracts. These losses are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial.

NOTE H – TRADE RECEIVABLES SECURITIZATION

     The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2004, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. The Company has sold $330.0 million of its accounts receivable as of June 30, 2003, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. The Company received net cash proceeds of $162.9 million from the unaffiliated financial institution for the sale of these receivables. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $171.0 million as of June 30, 2003.

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

NOTE I – UNUSUAL CHARGES

Fiscal 2004

     The Company accounts for costs associated with restructuring activities initiated after December 31, 2002 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

     As a result of strategic decisions to optimize the operating efficiencies provided by the Company’s global presence and to reduce its workforce and capacity at higher-cost locations, the Company approved plans during the first quarter of fiscal 2004 to exit certain activities and involuntarily terminate employees. Accordingly, the Company recognized unusual pre-tax charges of approximately $327.1 million during the three months ended June 30, 2003, related to the closures, consolidations and long-lived asset impairments of various manufacturing facilities. As further discussed below, $308.8 million of the charge was classified as a component of cost of sales in the three months ended June 30, 2003.

     Unusual charges recorded during the three months ended June 30, 2003 by reportable geographic regions were as follows: Americas, $86.3 million; Asia, $111.3 million; and Europe, $129.5 million.

     The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     The components of the unusual charges recorded during the three months ended June 30, 2003 were as follows (in thousands):

Unusual charges:
Severance	$11,891	cash
Long-lived asset impairment	90,572	non-cash
Exit costs	24,645	cash/non-cash

	$327,108

     During the first quarter of fiscal 2004, the Company recorded approximately $11.9 million of employee termination costs associated with the involuntary terminations of approximately 1,700 employees in connection with the various facility closures and consolidations. As of June 30, 2003, approximately 1,400 employees had been terminated, and the remaining 300 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. Approximately $8.2 million of the charges were classified as a component of cost of sales in the first quarter of fiscal 2004.

     During the first quarter of fiscal 2004, the Company also recorded approximately $290.6 million for the write-down of property, plant and equipment from their carrying value of $358.2 million. Approximately $282.1 million of this amount was classified as a component of cost of sales during the three months ended June 30, 2003. Certain assets will be held for use and remain in service until their anticipated disposal dates pursuant to the exit plans. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of assets held for use was determined based on projected discounted cash flows of the asset using a discount rate reflecting the Company’s weighted average cost of capital, plus salvage value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell.

     The unusual pre-tax charges recorded during the first quarter of fiscal 2004, also included approximately $24.6 million for other exit costs. Approximately $18.5 million of this amount was classified as a component of cost of sales in the first quarter of fiscal 2004. Other exit costs included contractual obligations totaling $15.5 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $9.9 million, equipment lease terminations amounting to $3.2 million and payments to suppliers and third parties to terminate contractual agreements amounting to $2.4 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2024 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal 2004. Other exit costs also included charges of $7.9 million relating to asset impairments primarily resulting from customer contracts that were terminated by the Company as a result of various facility closures. The Company expects to dispose of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2004. Other exit costs also included $1.2 million primarily related to facility refurbishment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords.

     The Company will be required to take additional restructuring charges in the future as a result of these activities. Such charges will be recognized when the liability is incurred.

     The following table summarizes the activity related to restructuring charges recorded during the first quarter of fiscal 2004:

		Long-lived
		Asset	Other Exit
	Severance	Impairment	Costs	Total

Provision	$11,891	$290,572	$24,645	$327,108
Cash charges	(1,372)	—	(3,022)	(4,394)
Non-cash charges	—	(290,572)	(7,899)	(298,471)

Balance as of June 30, 2003	10,519	—	13,724	24,243
Less: current portion (classified as other current liabilities)	10,519	—	8,477	18,996

Accrued facility closure costs net of current portion (classified as other long-term liabilities)	$—	$—	$5,247	$5,247

Fiscal 2003

     The Company accounted for costs associated with restructuring activities initiated prior to December 31, 2002 in accordance with EITF No. 94-3.

     The Company recognized net unusual pre-tax charges of approximately $304.4 million during fiscal 2003, of which $297.0 million related to the closures and consolidations of various manufacturing facilities and $7.4 million related to the impairment of investments in certain technology companies. Approximately $179.4 million and $86.9 million of the charges relating to facility closures were classified as a component of cost of sales in the first and third quarters of fiscal 2003, respectively.

     Net unusual charges recorded during fiscal 2003 by reportable geographic regions were as follows: Americas, $174.5 million; Asia, $1.8 million; and Europe, $128.1 million.

     The components of the net unusual charges recorded during the first and third quarters of fiscal 2003 were as follows (in thousands):

	First Quarter	Third Quarter	Total
	Charges	Charges	Charges

Facility closure costs:
Severance	$76,901	$41,574	$118,475	cash
Long-lived asset impairment	56,279	14,285	70,564	non-cash
Exit costs	67,187	40,729	107,916	cash/non-cash

Total facility closure costs	200,367	96,588	296,955
Other unusual charges	7,456	—	7,456	non-cash

Net unusual charges before income tax benefit	207,823	96,588	304,411
Income tax benefit	(49,826)	(29,460)	(79,286)

Net unusual charges	$157,997	$67,128	$225,125

     The following table summarizes the activity of the restructuring charges recorded during fiscal 2003 and prior years.

		Long-lived
		Asset	Other Exit
	Severance	Impairment	Costs	Total

Balance as of March 31, 2003	$49,791	$—	$69,804	$119,595
Cash charges	(25,344)	—	(19,118)	(44,462)

Balance as of June 30, 2003	24,447	—	50,686	75,133
Less: current portion (classified as other current liabilities)	22,847	—	32,885	55,732

Accrued facility closure costs net of current portion (classified as other long-term liabilities)	$1,600	$—	$17,801	$19,401

NOTE J – GEOGRAPHIC REPORTING

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

     Geographic information is as follows (in thousands):

	Three months ended

	June 30, 2003	June 30, 2002

Net sales:
Asia	$1,398,265	$984,731
Americas	472,434	922,678
Europe	1,395,121	1,463,466
Intercompany eliminations	(159,143)	(243,848)

	$3,106,677	$3,127,027

	Three months ended

	June 30, 2003	June 30, 2002

Loss before income taxes:
Asia	$(60,816)	$29,889
Americas	(95,065)	(104,955)
Europe	(131,743)	(89,565)
Intercompany eliminations	(34,281)	(13,027)

	$(321,905)	$(177,658)

	As of	As of
	June 30, 2003	March 31, 2003

Property, plant and equipment, net
Asia	$641,544	$758,331
Americas	501,389	544,348
Europe	552,714	663,050

	$1,695,647	$1,965,729

     Revenues are generally attributable to the country in which the product is manufactured.

     For purposes of the preceding tables, “Asia” includes China, Japan, India, Malaysia, Mauritius, Singapore, Taiwan and Thailand, “Americas” includes Brazil, Canada, Mexico and the United States, “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Norway, Poland, Portugal, Scotland, South Africa, Spain, Sweden, Switzerland and the United Kingdom.

NOTE K – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     Effective April 1, 2003, the Company adopted FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.

     The Company has variable interests in real estate assets subject to operating lease arrangements located in Mexico and Texas. The principal impact of the adoption of FIN 46 was the recording of additions to land and building and long-term debt in the amount of $89.9 million at June 30, 2003. The cumulative effect of adopting FIN 46 was not material to the Company’s financial position, results of operations or cash flows.

NOTE L – NEW ACCOUNTING STANDARDS

Derivative Instruments and Hedging Activities

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

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE M – SUBSEQUENT EVENTS

     On August 5, 2003, the Company issued 1.0% convertible subordinated notes due August 2010 for gross proceeds of $500.0 million. The notes are convertible into the Company’s ordinary shares at a conversion price of approximately $15.525 per share. Upon conversion, the Company will have the right to deliver cash (or a combination of cash and ordinary shares) in lieu of ordinary shares.

     On August 5, 2003, the Company announced that it had commenced a tender offer to purchase for cash any and all of its outstanding 9 7/8% senior subordinated notes due 2010, of which $500.0 million was outstanding as of that date. The Company intends to use the net proceeds from the issuance of its 1% convertible subordinated notes to repurchase such outstanding senior subordinated notes. The tender offer is currently scheduled to expire at 12:00 midnight, New York City time, on Wednesday, September 3, 2003, unless extended by the Company in its sole discretion. The terms of the tender offer are described in the Company’s Offer to Purchase dated August 5, 2003.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. See also the Notes to Condensed Consolidated Financial Statements in this report on Form 10-Q.

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

     We evaluate goodwill and other intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss. If, at the time of our annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered to be impaired. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our impairment evaluations. However, we have recorded impairment charges relating to our restructuring activities.

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

Exit Costs

     We recognized unusual charges during the first quarter of fiscal 2004 and in fiscal 2003, fiscal 2002 and fiscal 2001, related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these exit activities, we recorded unusual charges for employee termination costs, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. Until December 31, 2002, a liability for the exit costs was recognized at the date of our commitment to the exit plans in accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. We have adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

     Refer to Note I, “Unusual Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

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

ACQUISITIONS AND STRATEGIC CUSTOMER TRANSACTIONS

     We have actively pursued business acquisitions and strategic transactions with customers to expand our global reach, manufacturing capacity and service offerings and to diversify and strengthen customer relationships. Accordingly, we made a number of acquisitions and strategic customer transactions, which were accounted for using the purchase method. Our consolidated financial statements include the operating results of each business from the date of acquisition. Proforma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

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

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

	Three months ended

	June 30, 2003	June 30, 2002

	(In thousands, except per share amounts)
Net sales	100.0%	100.0%
Cost of sales	94.7%	94.7%
Unusual charges	9.9%	5.7%

Gross margin	(4.6)%	(0.4)%
Selling, general and administrative expenses	3.7%	3.7%
Intangibles amortization	0.3%	0.1%
Unusual charges	0.6%	0.9%
Interest and other expense, net	0.8%	0.6%
Loss on early extinguishment of debt	0.3%	—%

Loss before income taxes	(10.3)%	(5.7)%
Income tax benefit	(1.0)%	(1.5)%

Net loss	(9.3)%	(4.2)%

Net Sales

     We derive our net sales from the assembly of printed circuit boards and complete systems and products, our manufacturing services include the fabrication and assembly of plastic and metal enclosures, the fabrication of printed circuit boards and backplanes (which are printed circuit boards into which other printed circuit boards or cards may be inserted) and the fabrication and assembly of photonics components. Throughout the production process, we offer design and engineering services; logistics services, such as materials procurement, inventory management, vendor management, packaging and distribution; and automation of key elements of the supply chain through advanced information technologies. We have recently begun providing original design manufacturing, or ODM, services where we design, develop and manufacture products, such as cell phones and other consumer-related devices, that are sold by our OEM customers under their brand name. Finally, we offer after-market services such as repair and warranty services and network and communications installation and maintenance.

     Net sales for the first quarter of fiscal 2004 remained relatively flat compared to the same quarter a year ago, decreasing less than 1% to $3.11 billion from $3.13 billion. We continue to experience weakness in certain areas of customer demand, particularly in the information technology infrastructure and communications infrastructure markets. However, the weakness in our customers’ demand has been offset by contract wins with new and existing customer programs combined with the revenues associated with our acquisitions and strategic customer transactions completed in fiscal 2003, primarily our strategic transaction with Casio Computer Co., Ltd.

     Our ten largest customers during the three months ended June 30, 2003 accounted for approximately 61% of net sales, with Sony-Ericsson and Hewlett-Packard Company accounting for 12% and 11% of net sales, respectively. In the three months ended June 30, 2002, our ten largest customers accounted for approximately 72% of net sales with Hewlett-Packard Company and Sony-Ericsson accounting for 13% and 11% of net sales, respectively. No other customer accounted for more than 10% of net sales during these periods.

Gross Profit

     Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions.

     Gross margin for the first quarter of fiscal 2004 decreased to (4.6%) from (0.4%) in the same quarter a year ago. This includes unusual pre-tax charges of $308.8 million and $179.4 million in the June 2003 and June 2002 quarters, respectively. The unusual charges were associated with the closures, consolidations and long-lived asset impairments of various manufacturing facilities, as more fully described below in “Unusual Charges”. Our gross margins continue to remain depressed due to industry pricing pressures as a consequence of the excess capacity resulting from the economic downturn, and under-absorbed fixed costs caused by under utilization of capacity, resulting in part from the continued decline in our customers’ product demand.

     Increased mix of products that have relatively high material costs as a percentage of total unit costs has historically been a factor that has adversely affected our gross margins. We believe that these and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Unusual Charges

     We recognized unusual pre-tax charges of approximately $327.1 million during the three months ended June 30, 2003, which was related to the closures, consolidations and long-lived asset impairments of various manufacturing facilities. Of this amount, approximately $308.8 million of the charges were classified as a component of cost of sales.

     We recognized unusual pre-tax charges of approximately $207.8 million during the three months ended June 30, 2002, of which $200.4 million related to the closures and consolidations of various manufacturing facilities and $7.4 million for the impairment of investments in certain technology companies. Of this amount, approximately $179.4 million of the charges were classified as a component of cost of sales in the first quarter of fiscal 2003.

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

     Refer to Note I, “Unusual Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the first quarter of fiscal 2004 increased slightly to $116.4 million from $114.5 million in the first quarter of fiscal 2003, however, remained flat as a percentage of net sales at 3.7%.

Intangibles Amortization

     Intangibles amortization for the first quarter of fiscal 2004 increased to $8.8 million from $3.2 million in the year ago quarter. The increase in intangibles amortization in the first quarter of fiscal 2004 compared to the same period of fiscal 2003 was attributed to intangible assets acquired through various business acquisitions completed in the second half of fiscal 2003, in particular due to the completion of our assessment of the value of intangible assets acquired from Telia Companies and Xerox Corporation.

Interest and Other Expense, Net

     Interest and other expense, net was $25.9 million for the first quarter of fiscal 2004 compared to $19.0 million for the corresponding quarter of fiscal 2003. The increase in net expense in fiscal 2004 was driven primarily by increased interest expense associated with our higher outstanding borrowings, including our recent issuance of $400.0 million of our 6.5% senior subordinated notes, partially offset by lower interest rates in the first quarter of fiscal 2004.

Loss on Early Extinguishment of Debt

     We recognized a loss on early extinguishment of debt amounting to $8.7 million during the first quarter of fiscal 2004. In June 2003, we used $156.6 million of the net proceeds from our issuance of $400.0 million 6.5% senior subordinated notes in May 2003 to redeem our 8.75% senior subordinated notes maturing in October 2007.

Provision for Income Taxes

     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.

     Our consolidated effective tax rate was a benefit of 10% for the first quarter of fiscal 2004 compared to a benefit of 26% for the comparable period of 2003. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries in China, Hungary and Malaysia.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had cash and cash equivalents totaling $859.7 million, total bank and other debts totaling $1.5 billion. Also, we have a revolving credit facility of $880.0 million, which is subject to compliance with certain financial covenants, under which we had no borrowings as of June 30, 2003.

     Cash provided by operating activities was $246.3 million and $297.7 million in the first three months of fiscal 2004 and fiscal 2003, respectively. The decrease in cash provided by operating activities in the current fiscal year was primarily due to increased levels of payments associated with our previously recorded restructuring accruals coupled with an increase in accounts receivable.

     Cash used in investing activities was $62.7 million and $101.6 million for the first three months of fiscals 2004 and 2003, respectively. Cash used in investing activities during the first three months of fiscal 2004 primarily related to (i) net capital expenditures of $32.3 million to purchase manufacturing equipment and for continued expansion of manufacturing facilities in certain lower cost (high volume) centers, primarily in Asia, (ii) payments of $24.1 million primarily related to our participation in our trade receivables securitization program and (iii) payments of $6.3 million for acquisitions of businesses. Cash used in investing activities for the first three months of fiscal 2003 consisted of (i) net capital expenditures of $54.4 million to purchase equipment and for continued expansion of various manufacturing facilities, (ii) payment of $14.1 million for acquisitions of businesses and for purchases of certain OEM assets and (iii) payment of $33.2 million primarily related to our participation in our trade receivables securitization program.

     Our financing activities provided net cash of $249.8 million in the first three months of fiscal 2004, compared to net cash used in financing activities of $129.6 million for the first three months of fiscal 2003. Cash provided by financing activities during the first three months of fiscal 2004 primarily related to our issuance of 6.5% senior subordinated notes due 2013 in May 2003, which generated net proceeds of $393.7 million. In June 2003, we used $156.6 million of the net proceeds from the issuance to redeem our 8.75% senior subordinated notes due October 2007. Additionally, we generated $9.4 million in proceeds from ordinary shares issued under our stock plans. Cash used in financing activities during the first three months of fiscal 2003 related to repayments of debt obligations of approximately $179.3 million, offset by additional borrowings of $40.8 million and $9.0 million in proceeds from ordinary shares under our stock plans.

     Subsequent to June 30, 2003, we issued 1.0% convertible subordinated notes due August 2010 for gross proceeds of $500.0 million. The notes are convertible into our ordinary shares at a conversion price of approximately $15.525 per share. Upon conversion, we will have the right to deliver cash (or a combination of cash and ordinary shares) in lieu of ordinary shares.

     On August 5, 2003, we announced the commencement of a tender offer to purchase for cash any and all of its outstanding 9 7/8% senior subordinated notes due 2010, of which $500.0 million was outstanding as of that date. We intend to use the net proceeds from the issuance of its 1% convertible subordinated notes to repurchase such outstanding senior subordinated notes. The tender offer is currently scheduled to expire at 12:00 midnight, New York City time, on Wednesday, September 3, 2003, unless extended by us in our sole discretion. The terms of the tender offer are described in our Offer to Purchase dated August 5, 2003.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     We have an $880.0 million revolving credit facility with a syndicate of domestic and foreign banks. The credit facility consists of two separate credit agreements, one providing for up to $440.0 million principal amount of revolving credit loans to us and designated subsidiaries; and one providing for up to $440.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. Of the total amount available, $173.3 million relates to a new 364-day facility and $266.7 million expires in March 2005. Borrowings under the credit facility bear interest, at our option, either at (i) the base rate (as defined in the credit facility); or (ii) the LIBOR rate (as defined in the credit facility) plus the applicable margin for LIBOR loans ranging between 1.125% and 2.50%, based on our credit ratings and facility usage. We are required to pay a quarterly commitment fee ranging from 0.15% to 0.50% per annum, based on our credit ratings, of the unutilized portion of the credit facility.

     The credit facility is unsecured, and contains certain restrictions on our ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The credit facility also requires that we maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, and amortization), a minimum ratio of fixed charge coverage, and a minimum net worth, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by us and certain of our subsidiaries. As of June 30, 2003, there were no borrowings outstanding under the credit facility.

     As of June 30, 2003, our outstanding debt obligations included: (i) borrowings outstanding related to our senior subordinated notes, (ii) borrowings outstanding related to our convertible junior subordinated notes, (iii) amounts drawn by subsidiaries on various lines of credit, (iv) equipment and property financed under leases and (v) other term obligations, including mortgage loans. Additionally, we have leased certain of our facilities under operating lease commitments.

     We have entered into agreements with respect to properties located in Mexico and Texas, which were historically accounted for as operating leases. Construction on both properties has been completed. The amounts outstanding on the Mexico and Texas properties as of June 30, 2003, were $22.9 million and $67.0 million, respectively. Upon the expiration of these leases in 2006 and

2007, respectively, we may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. We also have the right to purchase the buildings at cost at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. We have provided a residual value guarantee, which means that if the building is sold to a third party, we are responsible for making up any shortfall between the actual sales price and the amount funded under the leases. The maximum potential amount of the residual value guarantee is $76.4 million. As of June 30, 2003, the Company recorded the properties as fixed assets and also the related debt. Refer to Note K, “Consolidation of Variable Interest Entities,” of the Notes to Condensed Consolidated Financial Statements.

     We continuously sell a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. Our share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2004, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. We sold $330.0 million of our accounts receivable as of June 30, 2003, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. We received net cash proceeds of $162.9 million from the unaffiliated financial institution for the sale of these receivables. We have a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and our own investment participation, the total of which was $171.0 million as of June 30, 2003. The accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

RELATED PARTY TRANSACTIONS

     Since June 30, 2002, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to that time, we loaned approximately $10.2 million to several of our executive officers. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 2.48% to 7.25%. The remaining outstanding balance of the loans, including accrued interest, as of June 30, 2003, was approximately $10.7 million. Additionally, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of June 30, 2003 was approximately $2.6 million.

EFFECT OF NEW ACCOUNTING STANDARDS

Derivative Instruments and Hedging Activities

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

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our financial position, results of operations or cash flows.

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

     We plan to continue to transition manufacturing to lower cost locations. We plan to increase our manufacturing capacity in our low-cost regions by expanding our facilities and adding new equipment. This expansion and transition involves significant risks, including, but not limited to, the following:

•	we may not be able to attract and retain the management personnel and skilled employees necessary to support expanded operations;

•	we may not efficiently and effectively integrate new operations and information systems, expand our existing operations and manage geographically dispersed operations;

•	we may incur cost overruns;

•	we may incur unusual charges related to our restructuring activities;

•	we may encounter construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems that could harm our growth and our ability to meet customers’ delivery schedules; and

•	we may not be able to obtain funds for this expansion, and we may not be able to obtain loans or operating leases with attractive terms.

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Over the past few years, our transition to low-cost manufacturing regions has contributed to our incurring significant unusual charges that have resulted from reducing our workforce and capacity at higher-cost locations. In fiscal 2003, we recognized a pre-tax restructuring charge of $297.0 million associated with the consolidation and closure of several manufacturing facilities. In the quarter ended June 30, 2003, we incurred an after-tax restructuring charge of $293.5 million for the closure and consolidation of certain facilities, along with a long-lived asset impairment charge. We will be required to take additional restructuring charges in the future, as a result of these activities. We expect to recognize additional restructuring charges over the next few quarters, and currently anticipate that such charges will total approximately $85.0 million, although the actual amount may vary, due to changes in market and other conditions. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, this could have a material adverse impact on operating results, financial position and cash flows.

We depend on the handheld electronics devices, computer and office automation, communications and information technologies infrastructure and consumer devices industries which continually produce technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis could harm our business.

     During the three months ended June 30, 2003, we derived approximately 31% of our revenues from customers in the handheld devices industry, whose products include cell phones, pagers and personal digital assistants; approximately 26% of our revenues from customers in the computers and office automation industry, whose products include copiers, scanners, graphic cards, desktop and notebook computers and peripheral devices such as printers and projectors; approximately 15% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches and broadband devices; approximately 11% of our revenues from the consumer devices industry, whose products include set-top boxes, home entertainment equipment, cameras and home appliances; and approximately 9% of our revenues from providers of information technologies infrastructure, whose products include servers, workstations, storage systems, mainframes, hubs and routers. The remaining 8% of our revenues was derived from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

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

     Over the past several years, we have completed numerous strategic transactions with OEM customers, including, among others, Telia Companies, Xerox, Alcatel, Casio and Ericsson. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers accounted for approximately 61% and 72% of net sales during the three months ended June 30, 2003 and June 30, 2002, respectively. Our largest customers during the three months ended June 30, 2003 were Sony-Ericsson and Hewlett-Packard, accounting for approximately 12% and 11% of net sales, respectively. Our largest customer the three months ended June 30, 2002 were Hewlett-Packard and Sony-Ericsson, accounting for approximately 13% and 11% of net sale, respectively. No other customer accounted for more than 10% of net sales during those periods.

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

     The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong and Singapore could have a negative impact on our operations. Our operations could be impacted by a number of SARS-related factors, including, but not limited to, disruptions at our manufacturing operations located in China, reduced demand for our customers’ products and increased supply chain costs.

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

     Between June and August 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits filed in the Untied States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between October 2, 2001 and June 4, 2002, generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. After the Court consolidated these actions, plaintiffs amended their allegations to change the class period to January 18, 2001 to June 4, 2002. They also added claims on behalf of plaintiffs who purchased shares pursuant to, or traceable to, the secondary offerings of Flextronics on February 1, 2001 and January 7, 2002. In addition, plaintiffs added claims against the underwriters involved in those offerings. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. On July 16, 2003, Flextronics filed a motion to dismiss on behalf of itself and its officers and directors named as defendants. A hearing on the motion to dismiss is scheduled for September 24, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes during the three months ended June 30, 2003 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Between June and August 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between October 2, 2001 and June 4, 2002, generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. After the Court consolidated these actions, plaintiffs amended their allegations to change the class period to January 18, 2001 to June 4, 2002. They also added claims on behalf of plaintiffs who purchased shares pursuant to, or traceable to, the secondary offerings of Flextronics on February 1, 2001 and January 7, 2002. In addition, plaintiffs added claims against the underwriters involved in those offerings. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. On July 16, 2003, Flextronics filed a motion to dismiss on behalf of itself and its officers and directors named as defendants. A hearing on the motion to dismiss is scheduled for September 24, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits

Exhibit No.	Exhibit

4.01	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.

23.01	Consent of Deloitte & Touche LLP.

31.01	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

(b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused its Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD. (Registrant)

Date: August 11, 2003	/s/	Michael E. Marks

Michael E. Marks Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2003	/s/	Robert R.B. Dykes

Robert R.B. Dykes President, Systems Group and Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2003	/s/	Thomas J. Smach

Thomas J. Smach Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
4.01	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.

23.01	Consent of Deloitte & Touche LLP.

31.01	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.