Form 10-Q
period 2003-09-30
FLEXTRONICS INTERNATIONAL LTD
filed 2003-11-10
CIK 866374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of November 4, 2003, there were 527,523,156 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of Flextronics International Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the three and six month periods ended September 30, 2003 and 2002 and of cash flows for the six-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of March, 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flow for the year then ended (not presented herein); and in our report dated April 21, 2003 (May 5, 2003 as to a subsequent event), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 5, 2003

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	September 30, 2003	March 31, 2003

	(In thousands, except share
	and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$699,505	$424,020
Accounts receivable, net	1,747,449	1,417,086
Inventories	1,196,224	1,141,559
Deferred income taxes	33,223	29,153
Other current assets	545,148	466,942

Total current assets	4,221,549	3,478,760
Property, plant and equipment, net	1,652,884	1,965,729
Deferred income taxes	469,522	415,041
Goodwill	2,235,651	2,121,997
Other intangibles, net	62,219	70,913
Other assets	436,945	341,664

Total assets	$9,078,770	$8,394,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings and current portion of long-term debt	$61,132	$52,484
Current portion of capital lease obligations	3,545	7,622
Accounts payable	2,155,854	1,601,923
Other current liabilities	969,751	918,990

Total current liabilities	3,190,282	2,581,019
Long-term debt, net of current portion:
Capital lease obligations	5,336	7,909
8 3/4% Senior Subordinated Notes due 2007	—	150,000
Zero Coupon Convertible Junior Subordinated Notes due 2007	200,000	200,000
9 7/8% Senior Subordinated Notes due 2010, net of discount	7,687	497,172
9 3/4% Senior Subordinated Notes due 2010	172,315	160,192
1% Convertible Subordinated Notes due 2010	500,000	—
6 1/2% Senior Subordinated Notes due 2013	400,000	—
Other	109,620	34,580
Other liabilities	218,441	221,212
Commitments and contingencies (Note L)
SHAREHOLDERS’ EQUITY:
Ordinary shares, S$.01 par value, authorized - 1,500,000,000 shares; issued and outstanding 525,472,319 and 520,228,062 as of September 30, 2003 and March 31, 2003, respectively	3,107	3,078
Additional paid-in capital	4,980,214	4,948,601
Retained deficit	(759,898)	(370,093)
Accumulated other comprehensive income (loss)	59,152	(33,419)
Deferred compensation	(7,486)	(6,147)

Total shareholders’ equity	4,275,089	4,542,020

Total liabilities and shareholders’ equity	$9,078,770	$8,394,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	(In thousands, except per share amounts)
Net sales	$3,503,242	$3,340,613	$6,609,919	$6,467,640
Cost of sales	3,320,772	3,158,386	6,262,408	6,118,316
Restructuring and other charges	42,362	—	351,197	179,352

Gross profit (loss)	140,108	182,227	(3,686)	169,972
Selling, general and administrative expenses	108,940	109,911	225,355	224,610
Intangibles amortization	8,573	5,933	17,390	9,167
Restructuring and other charges	17,890	—	36,163	28,471
Interest and other expense, net	20,703	27,856	46,614	46,855
Loss on early extinguishment of debt	95,214	—	103,909	—

Income (loss) before income taxes	(111,212)	38,527	(433,117)	(139,131)
Provision for (benefit from) income taxes	(11,122)	3,857	(43,312)	(42,629)

Net income (loss)	$(100,090)	$34,670	$(389,805)	$(96,502)

Earnings (loss) per share:
Basic	$(0.19)	$0.07	$(0.75)	$(0.19)

Diluted	$(0.19)	$0.07	$(0.75)	$(0.19)

Weighted average shares used in computing per share amounts:
Basic	523,529	516,698	522,315	515,929

Diluted	523,529	524,452	522,315	515,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended

	September 30, 2003	September 30, 2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(389,805)	$(96,502)
Depreciation and amortization	174,624	167,456
Change in working capital and other	465,996	340,875

Net cash provided by operating activities	250,815	411,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(66,084)	(110,411)
Purchases of OEM facilities and related assets	—	(5,319)
Acquisitions of businesses, net of cash acquired	(29,324)	(448,871)
Other investments and notes receivable	(46,741)	(51,373)

Net cash used in investing activities	(142,149)	(615,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings and proceeds from long-term debt	998,164	335,847
Repayments of bank borrowings and long-term debt	(755,646)	(387,563)
Repayments of capital lease obligations	(7,515)	(13,633)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	26,309	11,814
Cash paid for early extinguishment of debt	(91,647)	—

Net cash provided by (used in) financing activities	169,665	(53,535)

Effect on cash from exchange rate changes	(2,846)	11,797

Net increase (decrease) in cash and cash equivalents	275,485	(245,883)
Cash and cash equivalents at beginning of period	424,020	745,124

Cash and cash equivalents at end of period	$699,505	$499,241

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

NOTE B – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2003 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value.

Goodwill and Other Intangibles

     Goodwill is subject to at least an annual assessment for impairment, applying a fair value based test. Additionally, an acquired intangible asset in a business combination is separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Other intangibles, with finite lives, are valued and amortized over their estimated useful lives. In-process research and development is written off immediately.

     Goodwill of the Company’s reporting units is tested for impairment on an annual basis and between annual tests in certain circumstances. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential likelihood that some or all of its goodwill would be considered impaired. The Company has not recognized any impairment of its goodwill except as disclosed in “Restructuring and Other Charges”. However, no assurances can be given that future impairment tests of goodwill will not result in an impairment.

     The following table summarizes the activity in the Company’s goodwill account during the six months ended September 30, 2003 (in thousands):

Balance as of April 1, 2003	$2,121,997
Additions	46,043
Foreign currency translation adjustments	67,611

Balance as of September 30, 2003	$2,235,651

     All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles. Contractual agreements are being amortized over periods up to ten years. Patents and trademarks and developed technologies are being amortized on a straight-line basis up to ten years. Other acquired intangibles relate to favorable leases and customer lists, and are amortized on a straight-line basis over three to ten years. No residual value is estimated for the intangible assets. During the six months ended September 30, 2003, there were approximately $4.2 million of additions to intangible assets, primarily related to purchased patents and trademarks. The components of other intangible assets as of the dates presented are as follows (in thousands):

	September 30, 2003			March 31, 2003

	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Intangible assets:
Contractual agreements	$65,563	$(14,979)	$50,584	$61,629	$(10,875)	$50,754
Patents and trademarks	2,868	(51)	2,817	161	(34)	127
Developed technologies	7,633	(6,761)	872	7,633	(5,546)	2,087
Other acquired intangibles	48,821	(40,875)	7,946	47,639	(29,694)	17,945

Total	$124,885	$(62,666)	$62,219	$117,062	$(46,149)	$70,913

     The Company expects that its amortization expense for the six-month period ending March 31, 2004, will be approximately $17.0 million. Expected annual amortization expense will be approximately $17.0 million, $7.5 million, $4.5 million and $4.0 million, respectively for each of the next four fiscal years and approximately $13.0 million in total thereafter.

Deferred Income Taxes

     The Company provides for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” between the financial statement carrying amounts and the tax basis of existing assets and liabilities by applying the applicable statutory tax rate to such differences.

Accounting for Stock-Based Compensation

     At September 30, 2003, the Company had six stock-based employee compensation plans. The Company accounts for its stock option awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB Opinion No. 25. The following table illustrates the effect on net income (loss) and earnings (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation.

	Three months ended		Six months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income (loss), as reported	$(100,090)	$34,670	$(389,805)	$(96,502)
Deduct: Fair value compensation cost, net of tax	(11,617)	(24,099)	(28,973)	(44,139)

Proforma net income (loss)	(111,707)	10,571	(418,778)	(140,641)

Basic earnings (loss) per share:
As reported	$(0.19)	$0.07	$(0.75)	$(0.19)

Proforma	$(0.21)	$0.02	$(0.80)	$(0.27)

	Three months ended		Six months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Diluted earnings (loss) per share:
As reported	$(0.19)	$0.07	$(0.75)	$(0.19)

Proforma	$(0.21)	$0.02	$(0.80)	$(0.27)

     The fair value of employee stock options granted and stock purchased under the Company’s employee share purchase plan were estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three months ended		Six months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Volatility	85%	77%	83% - 85%	77%
Risk-free interest rate range	1.0% - 2.4%	1.1% - 3.8%	1.0% - 2.4%	1.1% - 3.8%
Dividend yield	0%	0%	0%	0%
Expected lives range	0.5 - 3.8 years	0.5 - 3.7 years	0.5 - 3.8 years	0.5 - 3.7 years

     Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net income (loss) and earnings (loss) per share disclosures may not reflect the associated fair value of the outstanding options.

     The Company provides restricted stock grants to key employees under its 2002 Interim Incentive Plan. Shares awarded under the plan vest in installments over a five-year period and unvested shares are forfeited upon termination of employment. During fiscal 2003, 1,230,000 shares of restricted stock were granted with a fair value on the date of grant of $5.88 per share. During the first half of fiscal 2004, 237,000 shares of restricted stock were granted with a fair value on the date of grant of $10.34 per share. The unearned compensation associated with the restricted stock grants was $7.5 million as of September 30, 2003. This amount is included in shareholders’ equity. Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant. During the three and six months ended September 30, 2003 compensation expense related to the restricted stock grants amounted to approximately $0.5 million and $0.8 million, respectively.

NOTE C – INVENTORIES

Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. The components of inventories, as of the dates presented were as follows (in thousands):

	September 30, 2003	March 31, 2003

Raw materials	$732,898	$692,881
Work-in-process	223,505	231,738
Finished goods	239,821	216,940

	$1,196,224	$1,141,559

NOTE D – EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted average number of ordinary shares outstanding during the applicable periods.

     Diluted earnings (loss) per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options, and are computed using the treasury stock method, as well as shares issuable upon conversion of debt instruments.

     Earnings (loss) per share data were computed as follows (in thousands, except per share amounts):

	Three months ended		Six months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Basic earnings (loss) per share:
Net income (loss)	$(100,090)	$34,670	$(389,805)	$(96,502)

Shares used in computation:
Weighted average ordinary shares outstanding	523,529	516,698	522,315	515,929

Basic earnings (loss) per share	$(0.19)	$0.07	$(0.75)	$(0.19)

	Three months ended		Six months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Diluted earnings (loss) per share:
Net income (loss)	$(100,090)	$34,670	$(389,805)	$(96,502)

Shares used in computation:
Weighted average common equivalent shares from stock options (1)	—	7,754	—	—

Weighted average ordinary shares outstanding	523,529	524,452	522,315	515,929

Diluted earnings (loss) per share	$(0.19)	$0.07	$(0.75)	$(0.19)

(1)	Due to the Company’s net losses reported, the ordinary share equivalents from stock options and other equity instruments to purchase 14,151,915, 11,999,452 and 10,603,990 shares outstanding were excluded from the computation of diluted earnings per share during the three months ended September 30, 2003 and the six months ended September 30, 2003 and September 30, 2002, respectively because the inclusion would be anti-dilutive for the periods.

Additionally, ordinary share equivalents from other convertible debt instruments of 19,047,619 shares outstanding were anti-dilutive for three and six months ended September 30, 2003, and therefore not assumed to be converted for diluted earnings per share computation. The ordinary share equivalents from the 1% convertible subordinated notes due August 2010 are excluded from the computation of diluted earnings per share as the Company has the positive intent and ability to settle the notes in cash.

Also, the ordinary share equivalents from stock options to purchase 19,483,348, 28,921,865, 21,320,277 and 29,145,570 shares outstanding during the three months ended September 30, 2003 and September 30, 2002 and the six months ended September 30, 2003 and September 30, 2002, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

NOTE E – OTHER COMPREHENSIVE INCOME (LOSS)

     The following table summarizes the components of other comprehensive income (loss) (in thousands):

	Three months ended		Six months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income (loss)	$(100,090)	$34,670	$(389,805)	$(96,502)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	3,381	4,090	85,223	97,566
Unrealized holding gain (loss) on investments and derivatives, net of tax	6,548	2,472	7,348	(1,064)

Comprehensive income (loss)	$(90,161)	$41,232	$(297,234)	$—

NOTE F – LONG-TERM DEBT

     In May 2003, the Company issued $400.0 million aggregate principal amount of its 6.5% senior subordinated notes due May 2013. In June 2003, the Company used $156.6 million of the net proceeds from this issuance to redeem all of its outstanding 8.75% senior subordinated notes due October 2007, of which $150.0 million aggregate principal amount was outstanding. In connection with the redemption, the Company incurred a loss of approximately $8.7 million associated with the early extinguishment of the notes during the first quarter of fiscal 2004.

     In August 2003, the Company issued $500.0 million aggregate principal amount of its 1% convertible subordinated notes due August 2010. The notes are convertible at any time prior to maturity into ordinary shares of the Company’s stock at a conversion price of $15.525 (subject to certain adjustments). In August 2003, the Company used a portion of the net proceeds from this issuance and other cash sources to repurchase $492.3 million aggregate principal amount, or 98.5%, of its outstanding 9.875% senior subordinated notes due July 2010. In connection with the repurchase, the Company incurred a loss of approximately $95.2 million associated with the early extinguishment of the notes during the second quarter of fiscal 2004.

NOTE G – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales and assets and liabilities denominated in non-functional currencies. The Company has established currency risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign currency exchange rates. The Company enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable and accounts payable, and cash flows denominated in non- functional currencies.

     As of September 30, 2003, the fair value of these short-term foreign currency forward contracts was recorded as an asset amounting to $11.3 million. At the same date, the Company had recorded in other comprehensive income (loss) deferred gains of approximately $6.2 million relating to the Company’s foreign currency forward contracts. These gains are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for all periods presented.

NOTE H – TRADE RECEIVABLES SECURITIZATION

     The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2004, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. The Company has sold $351.5 million of its accounts receivable as of September 30, 2003, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. The Company received net cash proceeds of $205.4 million from the unaffiliated financial institution for the sale of these receivables. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $148.7 million as of September 30, 2003.

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

NOTE I – RESTRUCTURING AND OTHER CHARGES

Fiscal 2004

     The Company accounts for costs associated with restructuring activities initiated after December 31, 2002 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

     As a result of strategic decisions to optimize the operating efficiencies provided by the Company’s global presence and to reduce its workforce and manufacturing capacity, the Company approved plans during the first half of fiscal 2004 to exit certain activities and involuntarily terminate employees. Accordingly, the Company recognized restructuring charges of approximately $387.4 million during the six months ended September 30, 2003, related to the closure and consolidation of, and impairment of certain long-lived assets at various manufacturing facilities. As further discussed below, $308.8 million and $42.4 million of the charge were classified as a component of cost of sales in the first and second quarters of fiscal 2004, respectively.

     Restructuring charges recorded during the six months ended September 30, 2003 by reportable geographic regions were as follows: Americas, $136.9 million; Asia, $111.3 million; and Europe, $139.2 million.

     The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     The components of the restructuring charges recorded during the first and second quarters of fiscal 2004 were as follows (in thousands):

	First Quarter	Second Quarter	Total
	Charges	Charges	Charges

Restructuring charges:
Severance	$11,891	$20,075	$31,966	cash
Long-lived asset impairment	290,572	19,521	310,093	non-cash
Exit costs	24,645	20,656	45,301	cash/non-cash

Total restructuring charges	$327,108	$60,252	$387,360

     During the six months ended September 30, 2003, the Company recorded approximately $32.0 million of employee termination costs associated with the involuntary terminations of approximately 2,400 employees in connection with the various facility closures and consolidations. As of September 30, 2003, approximately 1,500 employees had been terminated, and the remaining 900 employees have been notified that they are to be terminated upon completion of the various facility closures and consolidations. Approximately $8.2 million and $13.7 million of the charges were classified as a component of cost of sales in the first and second quarters of fiscal 2004.

     During the six months ended September 30, 2003, the Company also recorded approximately $310.1 million for the write-down of property, plant and equipment from their carrying value of $385.0 million. Approximately $282.1 million and $14.7 million of this amount were classified as a component of cost of sales during the first and second quarters of fiscal 2004, respectively. Certain assets will be held for use and remain in service until their anticipated disposal dates. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. This calculation is measured at the asset group level which is the lowest level for which there are identifiable cash flows. The fair value of assets held for use was determined based on projected discounted cash flows of the asset plus salvage value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell.

     The restructuring charges recorded during the six months ended September 30, 2003, also included approximately $45.3 million for other exit costs. Approximately $18.5 million and $14.0 million of this amount were classified as a component of cost of sales in the first and second quarters of fiscal 2004, respectively. Other exit costs included contractual obligations totaling $24.3 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $15.6 million, equipment lease terminations amounting to $6.1 million and payments to suppliers and third parties to terminate contractual agreements amounting to $2.6 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2024 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal 2004. Other exit costs also included charges of $12.1 million relating to asset impairments primarily resulting from customer contracts that were terminated by the Company as a result of various facility closures. The Company expects to dispose of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2004. Other exit costs also included $2.1 million primarily related to facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $6.8 million primarily relate to legal and consulting costs incurred as a direct result of the facility closures.

     The Company will be required to take additional restructuring charges in the future as a result of these activities. Such charges will be recognized when the liability is incurred.

     The following table summarizes the activity related to restructuring charges recorded during the first and second quarters of fiscal 2004:

		Long-lived
		Asset	Other Exit
	Severance	Impairment	Costs	Total

Activities during the quarter:
Provision	$11,891	$290,572	$24,645	$327,108
Cash payments	(1,372)	—	(3,022)	(4,394)
Non-cash write-downs	—	(290,572)	(7,899)	(298,471)

Balance as of June 30, 2003	10,519	—	13,724	24,243
Activities during the quarter:
Provision	20,075	19,521	20,656	60,252
Cash payments	(14,938)	—	(9,073)	(24,011)
Non-cash write-downs	—	(19,521)	(4,242)	(23,763)

Balance as of September 30, 2003	15,656	—	21,065	36,721
Less: current portion (classified as other current liabilities)	15,656	—	14,737	30,393

Accrued restructuring costs net of current portion (classified as other long-term liabilities)	$—	$—	$6,328	$6,328

Fiscal 2003

     The Company accounted for costs associated with restructuring activities initiated prior to December 31, 2002 in accordance with EITF No. 94-3.

     The Company recognized pre-tax restructuring and other charges of approximately $304.4 million during fiscal 2003, of which $297.0 million related to the closure and consolidation of various manufacturing facilities and $7.4 million related to the impairment of investments in certain technology companies. Approximately $179.4 million and $86.9 million of the charges relating to facility closures were classified as a component of cost of sales in the first and third quarters of fiscal 2003, respectively.

     Net restructuring and other charges recorded during fiscal 2003 by reportable geographic regions were as follows: Americas, $174.5 million; Asia, $1.8 million; and Europe, $128.1 million.

     The components of the net restructuring and other charges recorded during the first and third quarters of fiscal 2003 were as follows (in thousands):

	First Quarter	Third Quarter	Total
	Charges	Charges	Charges

Restructuring charges:
Severance	$76,901	$41,574	$118,475	cash
Long-lived asset impairment	56,279	14,285	70,564	non-cash
Exit costs	67,187	40,729	107,916	cash/non-cash

Total restructuring charges	200,367	96,588	296,955
Other charges	7,456	—	7,456	non-cash

Net restructuring and other charges before income tax benefit	207,823	96,588	304,411
Income tax benefit	(49,826)	(29,460)	(79,286)

Net restructuring and other charges	$157,997	$67,128	$225,125

     The following table summarizes the activity of the restructuring charges recorded during fiscal 2003 and prior years.

		Long-lived
		Asset	Other Exit
	Severance	Impairment	Costs	Total

Balance as of March 31, 2003	$49,791	$—	$69,804	$119,595
Activities during the quarter:
Cash payments	(25,344)	—	(19,118)	(44,462)

Balance as of June 30, 2003	24,447	—	50,686	75,133
Activities during the quarter:
Cash payments	(12,862)	—	(15,147)	(28,009)

Balance as of September 30, 2003	11,585	—	35,539	47,124
Less: current portion (classified as other current liabilities)	9,985	—	25,322	35,307

Accrued restructuring costs net of current portion (classified as other long-term liabilities)	$1,600	$—	$10,217	$11,817

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

     Geographic information as of and for the periods presented is as follows (in thousands):

	Three months ended		Six months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net sales:
Asia	$1,756,356	$1,231,615	$3,154,621	$2,216,346
Americas	495,378	906,770	967,812	1,829,448
Europe	1,338,723	1,355,142	2,733,844	2,818,608
Intercompany eliminations	(87,215)	(152,914)	(246,358)	(396,762)

	$3,503,242	$3,340,613	$6,609,919	$6,467,640

	Three months ended		Six months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Income (loss) before income taxes:
Asia	$61,803	$52,515	$987	$82,404
Americas	(64,450)	(13,834)	(159,515)	(118,789)
Europe	10,148	27,638	(121,595)	(61,927)
Corporate adjustments and intercompany eliminations	(118,713)	(27,792)	(152,994)	(40,819)

	$(111,212)	$38,527	$(433,117)	$(139,131)

	September 30, 2003	March 31, 2003

Property, plant and equipment, net
Asia	$672,311	$758,331
Americas	449,285	544,348
Europe	531,288	663,050

	$1,652,884	$1,965,729

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

     The Company has variable interests in real estate assets subject to operating lease arrangements located in Mexico and Texas. The principal impact of the adoption of FIN 46 was the recording of additions to land and building and long-term debt in the amount of $89.9 million at September 30, 2003. The cumulative effect of adopting FIN 46 was not material to the Company’s financial position, results of operations or cash flows.

NOTE L – CONTINGENCIES

     On September 24, 2003, a jury rendered a verdict in a trial in Orange County, California, against us in favor of Beckman Coulter, Inc. The verdict totals $934 million, including $931 million of punitive damages, and arose out of a $2 million contract dispute relating to a 3-year manufacturing relationship between the companies that aggregated approximately $20 million of revenues. On September 30, 2003, the court entered a judgment based on the verdict and stayed collection on the judgment until approximately 40 days after the ruling on the now-pending post-trial motions to correct the verdict, set it aside, reduce the judgment or order a new trial, which are currently scheduled to be heard on November 25, 2003. If these motions are not successful, we plan to appeal the judgment. The post-judgment motion and appeal process are in early stages, and no assurances can be given as to the ultimate outcome of this case. In the event that we are ultimately found in future proceedings in this case to have engaged in extraordinarily reprehensible behavior, then the amount of damages sustained by the Courts could be material. While we do not believe that we have so acted, no assurances can be given that a court will not make such a finding. In addition, if it were ruled that applicable law permits punitive damages to be based not merely on actual damages but also on “likely potential harm” and if the courts found that the evidence supports significant likely potential harm from our conduct, then the amount of damages sustained by the Courts awarded to the plaintiff could be material exceed the amounts we anticipate. While there is U.S. Supreme Court authority that allowed punitive damages to be awarded if they bear a reasonable relationship to “likely potential harm,” the jury in this case was not instructed to base its determination on “likely” potential harm, but rather was instructed that it could base its determination on any potential damages (whether or not likely), in addition to actual damages.

     In the event that the judgment is not set aside or appropriately modified, we would generally be required to post an appeal bond in order to prevent Beckman Coulter from seeking to collect on the judgment while it is being appealed. A court order is presently in place that, in the absence of a bond, stays collection on the judgment until approximately 40 days after the ruling on the now-pending post trial motions. Such bonds in California are generally required to be in an amount equal to 1.5 times the amount of the judgment that is ultimately entered. If an appeal should be required, we intend to take available steps to attempt to limit the amount of the bond, but no assurances can be given that we will be able to do so. If we are not able to secure such a bond, Beckman Coulter may begin to enforce the judgment against our assets, and an event of default would occur under our outstanding debt securities and credit facilities. Such actions would have a material adverse effect on our liquidity and financial condition. There can be no assurances that we will be able to secure a sufficient bond or as to the terms of any such bond. In addition, if we are able to secure such a bond, there can be no assurances as to its cost, which will be substantial and would adversely affect our financial position, results of operations and cash flows.

     The Company believes that following post-verdict proceedings and/or any appeals it is probable that the total damages that the courts will ultimately award the plaintiff will be substantially lower than the current verdict. Based on our understanding of the applicable law and facts, the Company believes that the likelihood that it will ultimately be required to pay an amount approaching $934 million is remote, and that of the wide range of different potential amounts of damages that could ultimately be awarded, $8 million is the most reasonably estimable and probable amount at this time. Accordingly, the Company has accrued approximately $8 million in the accompanying financial statements as of September 30, 2003 for this matter as the most probable of these potential outcomes following post-verdict proceedings and any appeals. However, the ultimate outcome of the post-verdict proceedings and appeals is uncertain, and the potential results range from no liability up to $934 million plus interest.

NOTE M – NEW ACCOUNTING STANDARDS

Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

     We evaluate goodwill and other intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss. If, at the time of our annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered to be impaired. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our impairment evaluations. However, we have recorded impairment charges in connection with our restructuring activities.

Allowance for Doubtful Accounts

     We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcome of our credit evaluations. We evaluate the collectibility of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts.

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

Restructuring Charges

     We recognized restructuring charges during the first and second quarters of fiscal 2004 and in fiscal 2003, fiscal 2002 and fiscal 2001, related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recorded restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. Until December 31, 2002, a liability for the exit costs was recognized at the date of our commitment to the exit plans in accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. We have adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

     The recognition of the restructuring charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. If our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recording of additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

     Refer to Note I, “Restructuring and Other Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

	Three months ended		Six months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.8%	94.5%	94.7%	94.6%
Restructuring and other charges	1.2%	0.0%	5.3%	2.8%

Gross margin	4.0%	5.5%	0.0%	2.6%
Selling, general and administrative expenses	3.1%	3.3%	3.4%	3.5%
Intangibles amortization	0.2%	0.2%	0.3%	0.1%
Restructuring and other charges	0.6%	0.0%	0.6%	0.5%
Interest and other expense, net	0.6%	0.8%	0.7%	0.7%
Loss on early extinguishment of debt	2.7%	0.0%	1.6%	0.0%

Income (loss) before income taxes	(3.2)%	1.2%	(6.6)%	(2.2)%
Provision for (benefit from) income taxes	(0.3)%	0.2%	(0.7)%	(0.7)%

Net income (loss)	(2.9)%	1.0%	(5.9)%	(1.5)%

Net Sales

     Net sales for the second quarter of fiscal 2004 increased 5% to $3.5 billion from $3.3 billion in the second quarter of fiscal 2003. Net sales for the first six months of fiscal 2004 increased 2% to $6.6 billion from $6.5 billion for the same period in fiscal 2003. The increases in net sales in fiscal 2004 were primarily attributable to new and existing customer programs combined with the revenues associated with our acquisitions and strategic customer transactions completed in fiscal 2003, primarily our strategic transaction with Casio Computer Co., Ltd. The increases were partially offset by weakness in certain areas of customer demand, particularly in the information technology infrastructure and communications infrastructure markets.

     Our ten largest customers during the six months ended September 30, 2003 accounted for approximately 68% of net sales, with Hewlett-Packard Company and Sony-Ericsson accounting for 13% and 12% of net sales, respectively. In the six months ended September 30, 2002, our ten largest customers accounted for approximately 71% of net sales with Hewlett-Packard Company and Sony-Ericsson accounting for 15% and 10% of net sales, respectively. No other customer accounted for more than 10% of net sales during these periods.

Gross Profit

     Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions.

     Gross margin for the second quarter of fiscal 2004 decreased to 4.0% from 5.5% in the second quarter of fiscal 2003. The decrease in gross margin in the current quarter primarily relates to approximately $42.4 million of restructuring charges recorded during the second quarter of fiscal 2004. Gross margin for the first half of fiscal 2004 decreased to 0.0% from 2.6% for the same period in fiscal 2003. This includes restructuring and other charges of $351.2 million and $179.4 million during the six months ended September 30, 2003 and September 30, 2002, respectively. Such charges were associated with the closure and consolidation of and impairment of certain long-lived assets various manufacturing facilities, as more fully described below in “Restructuring and Other Charges”. Our gross margins continue to remain depressed due to industry pricing pressures as a consequence of the excess capacity resulting from the economic downturn, and under-absorbed fixed costs caused by underutilization of capacity, resulting in part from the continued decline in our customers’ product demand.

     Increased mix of products that have relatively high material costs as a percentage of total unit costs has historically been a factor that has adversely affected our gross margins. We believe that this and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Restructuring and Other Charges

     We recognized restructuring charges of approximately $387.4 million during the six months ended September 30, 2003, which was related to the closure and consolidation of, and impairment of certain long-lived assets at various manufacturing facilities. Of this amount, approximately $308.8 million and $42.4 million of the charges were classified as a component of cost of sales in the first and second quarters of fiscal 2004.

     We recognized restructuring and other charges of approximately $207.8 million during the six months ended September 30, 2002, of which $200.4 million related to the closure and consolidation of various manufacturing facilities and $7.4 million for the impairment of investments in certain technology companies. Of this amount, approximately $179.4 million of the charges were classified as a component of cost of sales.

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

     Refer to Note I, “Restructuring and Other Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, or SG&A for the second quarter of fiscal 2004 remained relatively flat at $108.9 million compared to $109.9 million in the second quarter of fiscal 2003. As a percentage of net sales, SG&A for the second quarter of fiscal 2004 decreased to 3.1% compared to 3.3% in the second quarter of fiscal 2003. SG&A for the first six months of fiscal 2004 also remained flat at $225.4 million compared to $224.6 million for the same period of fiscal 2003. As a percentage of net sales, SG&A for the first six months of fiscal 2004 decreased slightly to 3.4% from 3.5% in the same period a year ago. The percentage decreases in SG&A in fiscal 2004 were a result of increased revenues and reflect savings generated by our focus on controlling discretionary spending combined with efficiencies gained from our restructuring activities. The reductions were partially offset by spending associated with our recently begun ODM initiative.

Intangibles Amortization

     Intangibles amortization for the second quarter of fiscal 2004 increased to $8.6 million from $5.9 million in the second quarter of fiscal 2003. For the first six months of fiscal 2004, intangibles amortization was $17.4 million compared to $9.2 million for the comparable period of fiscal 2003. The increases in intangibles amortization in fiscal 2004 were attributable to intangible assets acquired through various business acquisitions completed in the second half of fiscal 2003, in particular due to the completion of our assessment of the value of intangible assets acquired from Telia Companies and Xerox Corporation.

Interest and Other Expense, Net

     Interest and other expense, net was $20.7 million for the second quarter of fiscal 2004 compared to $27.9 million for the corresponding quarter of fiscal 2003. Interest and other expense, net for the first six months of fiscal 2004 remained flat at $46.6 million compared to $46.9 million in the same period a year ago. The decrease in net expense in the second quarter of fiscal 2004 was primarily driven by our reduced interest expense from the redemption of $150.0 million aggregate principal amount of our 8.75% notes in June 2003 and the repurchase of $492.3 million aggregate principal amount of our 9.875% notes in August 2003. In the first six months of fiscal 2004, we issued $400.0 million aggregate principal amount of 6.5% senior subordinated notes due May 2013 and $500.0 million aggregate principal amount of 1% convertible subordinated notes due August 2010.

Loss on Early Extinguishment of Debt

     We recognized a loss on early extinguishment of debt of $8.7 million and $95.2 million during the first and second quarters of fiscal 2004. In June 2003, we used a portion of the net proceeds from our issuance of $400.0 million of 6.5% senior subordinated notes in May 2003 to redeem all of our $150.0 million aggregate principal amount of 8.75% senior subordinated notes due October 2007. In the second quarter of fiscal 2004, we used a portion of the net proceeds from our issuance in August 2003 of $500.0 million aggregate principal amount of 1% convertible subordinated notes due May 2013 and other cash sources to repurchase $492.3 million aggregate principal amount, or 98.5%, of our 9.875% senior subordinated notes due July 2010.

Provision for Income Taxes

     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.

     Our consolidated effective tax rate was a benefit of 10% for the second quarter of fiscal 2004 and a provision of 10% for the corresponding quarter of fiscal 2003. For the first six months of fiscal 2004, our consolidated effective tax rate was a benefit of 10% compared to a benefit of 31% for the comparable period of 2003. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries in China, Hungary and Malaysia.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, we had cash and cash equivalents totaling $699.5 million and total bank and other debts totaling $1.5 billion. Also, we have a revolving credit facility of $880.0 million, which is subject to compliance with certain financial covenants, under which we had no borrowings as of September 30, 2003.

     Cash provided by operating activities was $250.8 million and $411.8 million during the six months ended September 30, 2003 and September 30, 2002, respectively. The decrease in cash provided by operating activities in the current fiscal year was primarily due to a net loss of $389.8 million recorded during the first six months of fiscal 2004 compared to a net loss of $96.5 million in fiscal 2003. Also, increases in current assets, including accounts receivable and inventories, contributed to the decline in cash generated from operating activities.

     Cash used in investing activities was $142.1 million and $616.0 million for the first six months of fiscal 2004 and fiscal 2003, respectively. Cash used in investing activities during the first half of fiscal 2004 primarily related to (i) net capital expenditures of $66.1 million to purchase manufacturing equipment and for continued expansion of manufacturing facilities in certain lower cost (high volume) centers, primarily in Asia, (ii) net payments of $46.7 million for investments and notes receivable, including our participation in our trade receivables securitization program and (iii) payments of $29.3 million for acquisitions of businesses. Cash used in investing activities for the first six months of fiscal 2003 consisted of (i) net capital expenditures of $110.4 million to purchase equipment and for continued expansion of various manufacturing facilities, (ii) payment of $454.2 million for acquisitions of businesses and for purchases of certain OEM assets, primarily NatSteel Broadway and (iii) payment of $51.4 million primarily related to our participation in our trade receivables securitization program.

     Our financing activities provided net cash of $169.7 million in the first six months of fiscal 2004, compared to net cash used in financing activities of $53.5 million for the first six months of fiscal 2003. Cash provided by financing activities during the first six months of fiscal 2004 primarily related to our issuances of: (i) 6.5% senior subordinated notes due May 2013 in May 2003, which generated net proceeds of $393.7 million and (ii) 1% convertible subordinated notes due August 2010 in August 2003, which generated net proceeds of $484.7 million. In June 2003, we used $156.6 million to redeem our 8.75% senior subordinated notes due October 2007. Also, in August 2003, we repurchased $492.3 million aggregate principal amount of our 9.875% senior subordinated notes due July 2010. In connection with the early extinguishments of these notes, we incurred a loss of approximately $103.9 million, of which $91.6 million were cash charges paid in the first six months of fiscal 2004. Additionally, proceeds from ordinary shares issued under our stock plans generated approximately $26.3 million of cash. Cash used in financing activities during the first six months of fiscal 2003 related to repayments of debt and capital lease obligations of approximately $401.2 million, offset by additional borrowings of $335.8 million and $11.8 million in proceeds from ordinary shares under our stock plans.

     On September 24, 2003, a jury rendered a verdict in a trial in Orange County, California, against us in favor of Beckman Coulter, Inc. The verdict totals $934 million, including $931 million of punitive damages, and arose out of a $2 million contract dispute relating to 3-year manufacturing relationship between the companies that aggregated approximately $20 million of revenues. On September 30, 2003, the court entered a judgment based on the verdict and stayed collection on the judgment until approximately 40 days after the ruling on the now-pending post-trial motions to correct the verdict, set it aside, reduce the judgment or order a new trial, which are currently scheduled to be heard on November 25, 2003. If these motions are not successful, we plan to appeal the judgment. In the event that the judgment is not set aside or appropriately modified, we would generally be required to post an appeal bond in order to prevent Beckman Coulter from seeking to collect on the judgment while it is being appealed. Such bonds in California are generally required to be in an amount equal to 1.5 times the amount of the judgment that is ultimately entered. If we are not able to secure such a bond, Beckman Coulter may begin to enforce the judgment against our assets, and an event of default would occur under our outstanding debt securities and credit facilities. Such actions would have a material adverse effect on our liquidity and financial condition. There can be no assurances that we will be able to secure a sufficient bond or as to the terms of any such bond. In addition, if we are able to secure such a bond, there can be no assurances as to its cost, which will be substantial and would adversely affect our financial position, results of operations and cash flows.

     Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. It is possible that future acquisitions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory and accounts receivable, the timing of capital expenditures by us for new equipment, the extent to which we utilize operating leases for the new facilities and equipment, the extent of cash charges associated with future restructuring activities and levels of shipments and changes in volumes of customer orders.

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

     The credit facility is unsecured, and contains certain restrictions on our ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The credit facility also requires that we maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, and amortization), a minimum ratio of fixed charge coverage, and a minimum net worth, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by us and certain of our subsidiaries. As of September 30, 2003, there were no borrowings outstanding under the credit facility.

     As of September 30, 2003, our outstanding debt obligations included: (i) borrowings outstanding related to our senior subordinated notes, (ii) borrowings outstanding related to our convertible junior subordinated notes, (iii) amounts drawn by subsidiaries on various lines of credit, (iv) equipment and property financed under leases and (v) other term obligations, including mortgage loans. Additionally, we have leased certain of our facilities under operating lease commitments.

     We have entered into agreements with respect to properties located in Mexico and Texas, which were historically accounted for as operating leases. Construction on both properties has been completed. The amounts outstanding on the Mexico and Texas properties as of September 30, 2003, were

$22.9 million and $67.0 million, respectively. Upon the expiration of these leases in 2006 and 2007, respectively, we may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. We also have the right to purchase the buildings at cost at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. We have provided a residual value guarantee, which means that if the building is sold to a third party, we are responsible for making up any shortfall between the actual sales price and the amount funded under the leases. The maximum potential amount of the residual value guarantee is $76.4 million. As of September 30, 2003, the Company recorded the properties as fixed assets and also recorded the related debt. Refer to Note K, “Consolidation of Variable Interest Entities,” of the Notes to Condensed Consolidated Financial Statements.

     We continuously sell a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. Our share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2004, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. We sold $351.5 million of our accounts receivable as of September 30, 2003, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. We received net cash proceeds of $205.4 million from the unaffiliated financial institution for the sale of these receivables. We have a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and our own investment participation, the total of which was $148.7 million as of September 30, 2003. The accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

RELATED PARTY TRANSACTIONS

     Since June 30, 2002, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to that time, we made loans to several of our executive officers. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 2.48% to 5.85%. The remaining outstanding balance of the loans, including accrued interest, as of September 30, 2003, was approximately $10.5 million. Additionally, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of September 30, 2003 was approximately $2.6 million.

EFFECT OF NEW ACCOUNTING STANDARDS

Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

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

     We plan to continue to transition manufacturing to lower cost locations. We plan to increase our manufacturing capacity in our low-cost regions by expanding our facilities and adding new equipment. This expansion and transition involves significant risks, including, but not limited to, the following:

•	we may not be able to attract and retain the management personnel and skilled employees necessary to support expanded operations;

•	we may not efficiently and effectively integrate new operations and information systems, expand our existing operations and manage geographically dispersed operations;

•	we may incur cost overruns;

•	we may incur unusual charges related to our restructuring activities;

•	we may encounter construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems that could harm our growth and our ability to meet customers’ delivery schedules; and

•	we may not be able to obtain funds for this transition, and we may not be able to obtain loans or operating leases with attractive terms.

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Over the past few years, our transition to low-cost manufacturing regions has contributed to our incurring significant charges that have resulted from reducing our workforce and capacity at higher-cost locations. In fiscal 2003, we recognized restructuring charges of approximately $297.0 million associated with the consolidation and closure of several manufacturing facilities. In the first six months of fiscal 2004, we incurred restructuring charges of $387.4 million related to the closure and consolidation of and impairment of certain long-lived assets at several manufacturing facilities. We will be required to take additional restructuring charges in the future, as a result of these activities. We expect to recognize additional restructuring charges and currently anticipate that such charges will total approximately $50.0 to $60.0 million during the remainder of our fiscal year ending March 31, 2004, although the actual amount may vary, due to changes in market and other conditions. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, this could have a material adverse impact on our financial position, results of operations and cash flows.

We depend on the handheld devices, computer and office automation, communications and information technologies infrastructure and consumer devices industries which continually produce technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis could harm our business.

     During the six months ended September 30, 2003, we derived approximately 31% of our revenues from customers in the handheld devices industry, whose products include cell phones, pagers and personal digital assistants; approximately 27% of our revenues from customers in the computers and office automation industry, whose products include copiers, scanners, graphic cards, desktop and notebook computers and peripheral devices such as printers and projectors; approximately 14% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches and broadband devices; approximately 12% of our revenues from the consumer devices industry, whose products include set-top boxes, home entertainment equipment, cameras and home appliances; and approximately 8% of our revenues from providers of information technologies infrastructure, whose products include servers, workstations, storage systems, mainframes, hubs and routers. The remaining 8% of our revenues was derived from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

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

     Two of our significant end-markets are the handheld devices market and the consumer devices market. These markets exhibit particular strength toward the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our third fiscal quarter as compared to our other fiscal quarters.

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

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers accounted for approximately 68% and 71% of net sales during the six months ended September 30, 2003 and September 30, 2002, respectively. Our largest customers during the six months ended September 30, 2003 were Hewlett-Packard and Sony-Ericsson, accounting for approximately 13% and 12% of net sales, respectively. Our largest customers during the six months ended September 30, 2002 were Hewlett-Packard and Sony-Ericsson, accounting for approximately 15% and 10% of net sales, respectively. No other customer accounted for more than 10% of net sales during those periods.

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

     Because our manufacturing operations are located in a number of countries throughout the Americas, Asia and Europe, we are subject to the risks of changes in economic and political conditions in those countries, including:

•	fluctuations in the value of local currencies;

•	labor unrest and difficulties in staffing;

•	longer payment cycles;

•	increases in duties and taxation levied on our products;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	limitations on imports or exports of components or assembled products, or other travel restrictions;

•	expropriation of private enterprises; and

•	a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries

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

As a result of a recent jury verdict against us, we may be liable for a substantial amount of damages in a contract dispute with Beckman Coulter, Inc., which could significantly harm our liquidity and financial position if upheld and enforced by the court.

     On September 24, 2003, a jury rendered a verdict in a trial in Orange County, California, against us in favor of Beckman Coulter, Inc. The verdict totals $934 million, including $931 million of punitive damages, and arose out of a $2 million contract dispute relating to a 3-year manufacturing relationship between the companies that aggregated approximately $20 million of revenues. On September 30, 2003 the court entered a judgment based on the verdict in accordance with the required statutory procedure. The court has also stayed enforcement of this judgment pending determination of post-trial motions to correct the verdict, set it aside, reduce the judgment or order a new trial. These motions are currently scheduled to be heard on November 25, 2003. We believe that this verdict should be overturned or substantially reduced, and if these motions are not successful, we plan to appeal.

     Like all litigation, the ultimate outcome of the post-verdict proceedings is uncertain, and there is a wide range of potential results. The post-judgment motion and appeal process are in early stages, and no assurances can be given as to the ultimate outcome of this case. In the event that we are ultimately found in future proceedings in this case to have engaged in extraordinarily reprehensible behavior, then the amount of damages sustained by the Courts s could be material. While we do not believe that we have so acted, no assurances can be given that a court will not make such a finding. In addition, if it were ruled that applicable law permits punitive damages to be based not merely on actual damages but also on “likely potential harm” and if the courts found that the evidence supports significant likely potential harm from our conduct, then the amount of damages sustained by the Courts awarded to the plaintiff could be material exceed the amounts we anticipate. While there is U.S. Supreme Court authority that allowed punitive damages to be awarded if they bear a reasonable relationship to “likely potential harm,” the jury in this case was not instructed to base its determination on “likely” potential harm, but rather was instructed that it could base its determination on any potential damages (whether or not likely), in addition to actual damages.

     In the event that the judgment is not set aside or appropriately modified within 60 days after entry, we would generally be required to post an appeal bond in order to prevent the plaintiff Beckman Coulter from seeking to collect its the judgment while the verdict it is being appealed. A court order is presently in place that, in the absence of a bond, stays collection on the judgment until approximately 40 days after the ruling on the now-pending post trial motions. Such bonds in California are generally required to be in an amount equal to 1.5 times the amount of the judgment that is ultimately entered. If an appeal should be required, we intend to take available steps to attempt to limit the amount of the bond, but no assurances can be given that we will be able to do so. If we are not able to secure such a bond, the plaintiff Beckman Coulter may begin to enforce the judgment against our assets, and an event of default would occur under our outstanding debt securities and credit facilities. Such actions would have a material adverse effect on our liquidity and financial condition. There can be no assurances that we will be able to secure a sufficient bond or as to the terms of any such bond. In addition, if we are able to secure such a bond, there can be no assurances as to its cost, which will be substantial and would adversely affect our financial position, results of operations and cash flows.

We are a defendant in several securities class action lawsuits and this litigation could harm our business whether or not determined adversely to us.

     Between June and August 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits filed in the Untied States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between October 2, 2001 and June 4, 2002, generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. After the Court consolidated these actions, plaintiffs amended their allegations to change the class period to January 18, 2001 to June 4, 2002. They also added claims on behalf of plaintiffs who purchased shares pursuant to, or traceable to, the secondary offerings of Flextronics on February 1, 2001 and January 7, 2002. In addition, plaintiffs added claims against the underwriters involved in those offerings. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. On July 16, 2003, Flextronics filed a motion to dismiss on behalf of itself and its officers and directors named as defendants. A hearing on the motion to dismiss is scheduled for November 26, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes during the six months ended September 30, 2003 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beckman Coulter, Inc Lawsuit

     On September 24, 2003, a jury rendered a verdict in a trial in Orange County, California, against us in favor of Beckman Coulter, Inc. This proceeding is described in detail in Part I, Item 1 under Note L to our Condensed Consolidated Financial Statements.

Securities Class Action Lawsuits

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE TO SECURITY HOLDERS

     We held our Annual General Meeting of Shareholders on September 30, 2003, at which the following matters were acted upon:

1a)	Re-election of Mr. Richard L. Sharp to the Board of Directors.	For: Against:	371,329,101 12,517,953

2a)	Election of Mr. James A. Davidison to the Board of Directors.	For: Against:	380,291,758 3,555,296

2b)	Election of Mr. Lip-Bu Tan to the Board of Directors.	For: Against:	380,157,529 3,689,525

3)	Re-appointment of Mr. Patrick Foley to the Board of Directors.	For: Against:	379,892,934 3,954,119

4)	Appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2004.	For: Against: Abstain:	378,838,595 4,639,543 368,918

5)	Approval of amendment to the Company’s 1997 Employee Share Purchase Plan	For: Against: Abstain:	254,794,696 3,423,042 799,411

6)	Approval of authorization of Board of Directors to allot and issue shares.	For: Against: Abstain:	331,054,061 51,989,336 803,658

7)	Approval of authorization of annual director compensation.	For: Against: Abstain:	379,306,101 3,260,609 1,280,345

8)	Approval of authorization of renewal of the share purchase mandate.	For: Against: Abstain:	372,374,620 10,713,288 759,145

Neither abstentions nor broker non-votes are counted in tabulations of the votes cast on proposals presented to shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits

Exhibit No.	Exhibit

4.01	Amendment No. 2 to the FIL Credit Agreement dated as of March 8, 2002 among Flextronics International Ltd., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit (the “FIL Credit Agreement”).*

4.02	Amendment No. 2 to Credit Agreement dated as of March 8, 2002 among Flextronics International USA, Inc., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit (the “FIUI Credit Agreement”).*

23.01	Consent of Deloitte & Touche LLP.

31.01	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

     (b)  Reports on Form 8-K

     On August 4, 2003, we filed a current report on Form 8-K to report under Item. 5 and to file the press releases related to our offering of $500.0 million aggregate principal amount of our 1% convertible subordinated notes due August 2010.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused its Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD. (Registrant)

Date: November 10, 2003	/s/	Michael E. Marks

Michael E. Marks
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2003	/s/	Robert R.B. Dykes

Robert R.B. Dykes
President, Systems Group and
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2003	/s/	Thomas J. Smach

Thomas J. Smach
Senior Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
4.01	Amendment No. 2 to the FIL Credit Agreement dated as of March 8, 2002 among Flextronics International Ltd., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit (the “FIL Credit Agreement”).*

4.02	Amendment No. 2 to Credit Agreement dated as of March 8, 2002 among Flextronics International USA, Inc., the lenders named in Schedule I to the Credit Agreement, ABN AMRO Bank N.V. as agent for the lenders, ABN AMRO Bank N.V. and Fleet National Bank, as co-lead arrangers, Deutsche Banc Alex. Brown Inc., Bank of America, N.A., Citicorp USA, Inc. and Fleet National Bank, as co-syndication agents, The Bank of Nova Scotia, as senior managing agent, BNP Paribas and Credit Suisse First Boston, as managing agents, and Fleet National Bank, as the issue of letters of credit (the “FIUI Credit Agreement”).*

23.01	Consent of Deloitte & Touche LLP.

31.01	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.