Form 10-Q
period 2003-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 2004-02-17
CIK 866374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ______ TO _______

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

     As of February 12, 2004, there were 529,167,354 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of Flextronics International Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of December 31, 2003, and the related condensed consolidated statements of operations for the three and nine month periods ended December 31, 2003 and 2002, and of cash flows for the nine month periods ended December 31, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 13, 2004

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	December 31, 2003	March 31, 2003

	(In thousands, except
	share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$830,213	$424,020
Accounts receivable, net	1,792,759	1,417,086
Inventories	1,204,398	1,141,559
Deferred income taxes	36,681	29,153
Other current assets	680,801	466,942

Total current assets	4,544,852	3,478,760
Property, plant and equipment, net	1,641,723	1,965,729
Deferred income taxes	470,723	415,041
Goodwill	2,293,177	2,121,997
Other intangibles, net	59,719	70,913
Other assets	500,288	341,664

Total assets	$9,510,482	$8,394,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank borrowings and current portion of long-term debt	$70,707	$52,484
Current portion of capital lease obligations	8,903	7,622
Accounts payable	2,395,340	1,601,923
Other current liabilities	1,025,049	918,990

Total current liabilities	3,499,999	2,581,019
Long-term debt, net of current portion:
Capital lease obligations4	17,184	7,909
8 3/4% Senior Subordinated Notes due 2007	—	150,000
Zero Coupon Convertible Junior Subordinated Notes due 2008	200,000	200,000
9 7/8% Senior Subordinated Notes due 2010, net of discount	7,337	497,172
9 3/4% Senior Subordinated Notes due 2010	186,637	160,192
1% Convertible Subordinated Notes due 2010	500,000	—
6 1/2% Senior Subordinated Notes due 2013	400,000	—
Other	108,780	34,580
Other liabilities	217,770	221,212
Commitments and contingencies (Note L)
SHAREHOLDERS’ EQUITY:
Ordinary shares, S$.01 par value, authorized - 1,500,000,000 shares; issued and outstanding 528,336,828 and 520,228,062 as of December 31, 2003 and March 31, 2003, respectively	3,124	3,078
Additional paid-in capital	4,999,721	4,948,601
Retained deficit	(738,469)	(370,093)
Accumulated other comprehensive income (loss)	115,415	(33,419)
Deferred compensation	(7,016)	(6,147)

Total shareholders’ equity	4,372,775	4,542,020

Total liabilities and shareholders’ equity	$9,510,482	$8,394,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

		(In thousands, except per share amounts)
Net sales	$4,152,344	$3,851,494	$10,762,263	$10,319,134
Cost of sales	3,912,912	3,638,559	10,175,320	9,756,875
Restructuring and other charges	50,553	86,892	401,750	266,244

Gross profit	188,879	126,043	185,193	296,015
Selling, general and administrative expenses	121,597	115,502	346,952	340,112
Intangibles amortization	9,553	6,147	26,943	15,314
Restructuring and other charges	20,466	9,696	56,629	38,167
Interest and other expense, net	13,453	23,901	60,067	70,756
Loss on early extinguishment of debt	—	—	103,909	—

Income (loss) before income taxes	23,810	(29,203)	(409,307)	(168,334)
Provision for (benefit from) income taxes	2,381	(22,726)	(40,931)	(65,355)

Net income (loss)	$21,429	$(6,477)	$(368,376)	$(102,979)

Earnings (loss) per share:
Basic	$0.04	$(0.01)	$(0.70)	$(0.20)

Diluted	$0.04	$(0.01)	$(0.70)	$(0.20)

Weighted average shares used in computing per share amounts:
Basic	527,321	517,810	523,983	516,508

Diluted	561,438	517,810	523,983	516,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended

	December 31, 2003	December 31, 2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(368,376)	$(102,979)
Depreciation and amortization	260,205	257,314
Change in working capital and other	647,252	600,272

Net cash provided by operating activities	539,081	754,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(95,738)	(156,652)
Purchases of OEM facilities and related assets	—	(7,152)
Acquisitions of businesses, net of cash acquired	(29,324)	(489,890)
Other investments and notes receivable	(194,092)	(142,251)

Net cash used in investing activities	(319,154)	(795,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings and proceeds from long-term debt	1,110,616	534,919
Repayments of bank borrowings and long-term debt	(958,267)	(633,534)
Repayments of capital lease obligations	(10,115)	(19,881)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	45,832	20,756

Net cash provided by (used in) financing activities	188,066	(97,740)

Effect on cash from exchange rate changes	(1,800)	7,595

Net increase (decrease) in cash and cash equivalents	406,193	(131,483)
Cash and cash equivalents at beginning of period	424,020	745,124

Cash and cash equivalents at end of period	$830,213	$613,641

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE A – ORGANIZATION OF THE COMPANY

     Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced design and electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the handheld electronics devices, information technologies infrastructure, communications infrastructure, computer and office automation, and consumer devices industries. The Company’s strategy is to provide customers with end-to-end services where it takes responsibility for engineering, supply chain management, new product introduction and implementation, manufacturing, and logistics management, with the goal of delivering a complete packaged product. Once a complete packaged product is delivered, Flextronics also provides after-market services such as repair and warranty services and network and communications installation and maintenance.

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

NOTE B – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2003 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

     The Company’s fiscal year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each such fiscal quarter, and the third and fourth fiscal quarters which end on December 31 and March 31, respectively.

     Amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$) or Euros (Î).

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

     The following table summarizes the activity in the Company’s goodwill account during the nine months ended December 31, 2003 (in thousands):

Balance as of April 1, 2003	$2,121,997
Additions	43,710
Foreign currency translation adjustments	127,470

Balance as of December 31, 2003	$2,293,177

     All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles. Contractual agreements are being amortized over periods up to ten years. Patents and trademarks and developed technologies are being amortized on a straight-line basis up to ten years. Other acquired intangibles relate to favorable leases and customer lists, and are amortized on a straight-line basis over three to ten years. No residual value is estimated for the intangible assets. During the nine months ended December 31, 2003, there were approximately $7.9 million of additions to intangible assets, primarily related to purchased patents and trademarks and license agreements. The components of other intangible assets as of the dates presented are as follows (in thousands):

	December 31, 2003			March 31, 2003

	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Intangible assets:
Contractual agreements	$73,303	$(19,000)	$54,303	$61,629	$(10,875)	$50,754
Patents and trademarks	2,868	(61)	2,807	161	(34)	127
Developed technologies	7,633	(6,833)	800	7,633	(5,546)	2,087
Other acquired intangibles	42,376	(40,567)	1,809	47,639	(29,694)	17,945

Total	$126,180	$(66,461)	$59,719	$117,062	$(46,149)	$70,913

     The Company expects that its amortization expense for the three-month period ending March 31, 2004, will be approximately $11.4 million. Expected annual amortization expense will be approximately $17.8 million, $8.0 million, $4.8 million and $4.3 million, respectively for each of the next four fiscal years and approximately $13.4 million in total thereafter.

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

Accounting for Stock-Based Compensation

     At December 31, 2003, the Company maintained six stock-based employee compensation plans. The Company accounts for its stock option awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB Opinion No. 25. The following table illustrates the effect on net income (loss) and earnings (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation.

	Three months ended		Nine months ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Net income (loss), as reported	$21,429	$(6,477)	$(368,376)	$(102,979)
Deduct: Fair value compensation cost, net of tax	(13,777)	(20,595)	(42,750)	(64,734)

Proforma net income (loss)	$7,652	$(27,072)	$(411,126)	$(167,713)

Basic earnings (loss) per share:
As reported	$0.04	$(0.01)	$(0.70)	$(0.20)

Proforma	$0.01	$(0.05)	$(0.78)	$(0.32)

Diluted earnings (loss) per share:
As reported	$0.04	$(0.01)	$(0.70)	$(0.20)

Proforma	$0.01	$(0.05)	$(0.78)	$(0.32)

     The fair value of employee stock options granted and stock purchased under the Company’s employee share purchase plan were estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three months ended		Nine months ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Volatility	87%	77%	83% - 87%	77%
Risk-free interest rate range	1.0% - 2.6%	1.1% - 3.8%	1.0% - 2.6%	1.1% - 3.8%
Dividend yield	0%	0%	0%	0%
Expected lives range	0.5 - 3.8 years	0.5 - 3.7 years	0.5 - 3.8 years	0.5 - 3.7 years

     Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net income (loss) and earnings (loss) per share disclosures may not reflect the associated fair value of the outstanding options.

     The Company provides restricted stock grants to key employees under its 2002 Interim Incentive Plan. Shares awarded under the plan vest in installments over a five-year period and unvested shares are forfeited upon termination of employment. During fiscal 2003, 1,230,000 shares of restricted stock were granted with a fair value on the date of grant of $5.88 per share. In July 2003, 210,000 shares of restricted stock were granted with a fair value on the date of grant of $10.34 per share. The unearned compensation associated with the restricted stock grants was $7.0 million as of December 31, 2003. This amount is included in shareholders’ equity. Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant. During the three and nine months ended December 31, 2003 compensation expense related to the restricted stock grants amounted to approximately $0.5 million and $1.3 million, respectively.

NOTE C – INVENTORIES

Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. The components of inventories, as of the dates presented were as follows (in thousands):

	December 31, 2003	March 31, 2003

Raw materials	$703,021	$692,881
Work-in-process	235,171	231,738
Finished goods	266,206	216,940

	$1,204,398	$1,141,559

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

     Earnings (loss) per share data were computed as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Basic earnings (loss) per share:
Net income (loss)	$21,429	$(6,477)	$(368,376)	$(102,979)

Shares used in computation:
Weighted average ordinary shares outstanding	527,321	517,810	523,983	516,508

Basic earnings (loss) per share	$0.04	$(0.01)	$(0.70)	$(0.20)

Diluted earnings (loss) per share:
Net income (loss)	$21,429	$(6,477)	$(368,376)	$(102,979)

Shares used in computation:
Weighted average common equivalent shares from stock options (1)	34,117	—	—	—

Weighted average ordinary shares and common equivalent shares outstanding	561,438	517,810	523,983	516,508

Diluted earnings (loss) per share	$0.04	$(0.01)	$(0.70)	$(0.20)

(1)	Due to the Company’s reported net losses, the ordinary share equivalents from stock options and other equity instruments to purchase 8,630,765, 13,022,790 and 8,770,038 shares outstanding were excluded from the computation of diluted earnings per share during the three months ended December 31, 2002 and the nine months ended December 31, 2003 and December 31, 2002, respectively, because the inclusion would be anti-dilutive for the periods.

Additionally, ordinary share equivalents from the zero coupon convertible junior subordinated notes of 19,047,619 shares outstanding were anti-dilutive for the nine months ended December 31, 2003, and therefore not assumed to be converted for diluted earnings per share computation. Such shares were included as common stock equivalents during the quarter ended December 31, 2003. The ordinary share equivalents from the 1% convertible subordinated notes due August 2010 are excluded from the computation of diluted earnings per share. The Company has the positive intent and ability to settle the face value of the 1% convertible subordinated notes in cash and to settle any conversion spread (excess of conversion value over face value) in stock. Accordingly, the assumed shares required to settle the conversion spread are included in diluted earnings per share (such shares were zero for the quarter ended December 31, 2003 based on the average fair value of the Company’s common stock during the period).

Also, the ordinary share equivalents from stock options to purchase 13,174,166, 28,695,713, 19,614,200 and 28,481,252 shares outstanding during the three months ended December 31, 2003 and December 31, 2002 and the nine months ended December 31, 2003 and December 31, 2002, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

NOTE E – OTHER COMPREHENSIVE INCOME (LOSS)

     The following table summarizes the components of other comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Net income (loss)	$21,429	$(6,477)	$(368,376)	$(102,979)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	58,618	20,883	143,841	118,449
Unrealized holding gain (loss) on investments and derivatives, net of tax	(2,355)	754	4,993	(310)

Comprehensive income (loss)	$77,692	$15,160	$(219,542)	$15,160

NOTE F – LONG-TERM DEBT

     In May 2003, the Company issued $400.0 million aggregate principal amount of its 6.5% senior subordinated notes due May 2013. In June 2003, the Company used $156.6 million of the net proceeds from this issuance to redeem all of its outstanding 8.75% senior subordinated notes due October 2007, of which $150.0 million aggregate principal amount was outstanding. In connection with the redemption, the Company incurred a loss during the first quarter of fiscal 2004 of approximately $8.7 million associated with the early extinguishment of the notes.

     In August 2003, the Company issued $500.0 million aggregate principal amount of its 1% convertible subordinated notes due August 2010. The notes are convertible at any time prior to maturity into ordinary shares of the Company’s stock at a conversion price of $15.525 (subject to certain adjustments). In August 2003, the Company used a portion of the net proceeds from this issuance and other cash sources to repurchase $492.3 million aggregate principal amount, or 98.5%, of its outstanding 9.875% senior subordinated notes due July 2010. In connection with the repurchase, the Company incurred a loss during the second quarter of fiscal 2004 of approximately $95.2 million associated with the early extinguishment of the notes.

NOTE G — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     As of December 31, 2003, the fair value of these short-term foreign currency forward contracts was recorded as an asset amounting to $3.7 million. At the same date, the Company had recorded in other comprehensive income (loss) deferred gains of approximately $3.8 million relating to the Company’s foreign currency forward contracts. These gains are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for all periods presented.

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

Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. The Company has sold $460.4 million of its accounts receivable as of December 31, 2003, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. The Company received net cash proceeds of $249.1 million from the unaffiliated financial institution for the sale of these receivables. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $216.2 million as of December 31, 2003.

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

     As a result of strategic decisions to optimize the operating efficiencies provided by the Company’s global presence and to reduce its workforce and manufacturing capacity, the Company approved plans during the first nine months of fiscal 2004 to exit certain activities and involuntarily terminate employees. Accordingly, the Company recognized restructuring charges of approximately $458.4 million during the nine months ended December 31, 2003, related to the closure and consolidation of, and impairment of certain long-lived assets at various manufacturing facilities. As further discussed below, $308.8 million, $42.4 million and $50.6 million of the charges were classified as a component of cost of sales in the first, second and third quarters of fiscal 2004, respectively.

     Restructuring charges recorded during the nine months ended December 31, 2003 by reportable geographic regions were as follows: Americas, $163.1 million; Asia, $111.3 million; and Europe, $184.0 million.

     The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     The components of the restructuring charges recorded during the first, second and third quarters of fiscal 2004 were as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Total
	Charges	Charges	Charges	Charges

Restructuring charges:
Severance	$11,891	$20,075	$33,104	$65,070	cash
Long-lived asset impairment	290,572	19,521	10,281	320,374	non-cash
Exit costs	24,645	20,656	27,634	72,935	cash/non-cash

Total restructuring charges	$327,108	$60,252	$71,019	$458,379

     During the nine months ended December 31, 2003, the Company recorded approximately $65.1 million of employee termination costs associated with the involuntary terminations of approximately 3,600 employees in connection with the various facility closures and consolidations. As of December 31, 2003, approximately 2,800 employees had been terminated, and the remaining 800 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations. Approximately $8.2 million, $13.7 million and $29.4 million of the charges were classified as a component of cost of sales in the first, second and third quarters of fiscal 2004.

     During the nine months ended December 31, 2003, the Company also recorded approximately $320.4 million for the write-down of property, plant and equipment from their carrying value of $395.4 million. Approximately $282.1 million, $14.7 million and $10.0 million of this amount were classified as a component of cost of sales during the first, second and third quarters of fiscal 2004, respectively. Certain assets will be held for use and remain in service until their anticipated disposal dates. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. This calculation is measured at the asset group level which is the lowest level for which there are identifiable cash flows. The fair value of assets held for use was determined based on projected discounted cash flows of the asset plus salvage value. Certain other assets will be held for disposal as these assets are no longer required in operations. Assets held for disposal are no longer being depreciated. For assets being held for disposal, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell.

     The restructuring charges recorded during the nine months ended December 31, 2003, also included approximately $72.9 million for other exit costs. Approximately $18.5 million, $14.0 million and $11.2 million of this amount was classified as a component of cost of sales in the first, second and third quarters of fiscal 2004, respectively. Other exit costs included contractual obligations totaling $29.0 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $17.9 million, equipment lease terminations amounting to $7.3 million and payments to suppliers and third parties to terminate contractual agreements amounting to $3.8 million. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal 2024 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal 2004. Other exit costs also included charges of $17.6 million relating to asset impairments primarily resulting from customer contracts that were terminated by the Company as a result of various facility closures. The Company expects to dispose of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal 2004. Other exit costs also included $2.8 million primarily related to facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords.

The remaining $23.5 million is associated with legal and consulting costs incurred as a direct result of the facility closures. The legal costs primarily relate to a settlement reached in November 2003 in the lawsuit with Beckman Coulter, Inc related to a contract dispute involving a manufacturing relationship between the companies. Pursuant to the terms of the settlement agreement, Flextronics agreed to a $23.0 million cash payment to Beckman Coulter to resolve the matter, and Beckman Coulter agreed to dismiss all pending claims against the Company and release the Company from any future claims relating to this matter.

     The Company will be required to take additional charges in the future as a result of its restructuring activities. Such charges will be recognized when the liability is incurred.

     The following table summarizes the activity related to restructuring charges recorded during the first, second and third quarters of fiscal 2004:

		Long-lived
		Asset	Other Exit
	Severance	Impairment	Costs	Total

Activities during the quarter:
Provision	$11,891	$290,572	$24,645	$327,108
Cash payments	(1,372)	—	(3,022)	(4,394)
Non-cash write-downs	—	(290,572)	(7,899)	(298,471)

Balance as of June 30, 2003	10,519	—	13,724	24,243
Activities during the quarter:
Provision	20,075	19,521	20,656	60,252
Cash payments	(14,938)	—	(9,073)	(24,011)
Non-cash write-downs	—	(19,521)	(4,242)	(23,763)

Balance as of September 30, 2003	15,656	—	21,065	36,721
Activities during the quarter:
Provision	33,104	10,281	27,634	71,019
Cash payments	(29,732)	—	(23,321)	(53,053)
Non-cash write-downs	—	(10,281)	(5,429)	(15,710)

Balance as of December 31, 2003	19,028	—	19,949	38,977
Less: current portion	19,028	—	14,205	33,233

Accrued restructuring costs, net of current portion (classified as other long-term liabilities)	$—	$—	$5,744	$5,744

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

     The components of the net restructuring and other charges recorded during the first and third quarters of fiscal 2003 were as follows (in thousands):

	First Quarter	Third Quarter	Total
	Charges	Charges	Charges

Restructuring charges:
Severance	$76,901	$41,574	$118,475	cash
Long-lived asset impairment	56,279	14,285	70,564	non-cash
Exit costs	67,187	40,729	107,916	cash/non-cash

Total restructuring charges	200,367	96,588	296,955
Other charges	7,456	—	7,456	non-cash

Net restructuring and other charges before income tax benefit	207,823	96,588	304,411
Income tax benefit	(49,826)	(29,460)	(79,286)

Net restructuring and other charges	$157,997	$67,128	$225,125

     The following table summarizes the activity of the restructuring charges recorded during fiscal 2003 and prior years.

		Long-lived
		Asset	Other Exit
	Severance	Impairment	Costs	Total

Balance as of March 31, 2003	$49,791	$—	$69,804	$119,595
Activities during the quarter:
Cash payments	(25,344)	—	(19,118)	(44,462)

Balance as of June 30, 2003	24,447	—	50,686	75,133
Activities during the quarter:
Cash payments	(12,862)	—	(15,147)	(28,009)

Balance as of September 30, 2003	11,585	—	35,539	47,124
Activities during the quarter:
Cash payments	(3,788)	—	(11,229)	(15,017)

Balance as of December 31, 2003	7,797	—	24,310	32,107
Less: current portion	6,197	—	15,527	21,724

Accrued restructuring charges, net of current portion (classified as other long-term liabilities)	$1,600	$—	$8,783	$10,383

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

     Geographic information as of and for the periods presented is as follows (in thousands):

	Three months ended		Nine months ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Net sales:
Asia	$1,949,354	$1,573,631	$5,103,975	$3,789,977
Americas	555,386	855,074	1,523,198	2,684,522
Europe	1,775,737	1,669,618	4,509,581	4,488,226
Intercompany eliminations	(128,133)	(246,829)	(374,491)	(643,591)

	$4,152,344	$3,851,494	$10,762,263	$10,319,134

	Three months ended		Nine months ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Income (loss) before income taxes:
Asia	$73,175	$56,347	$74,162	$138,751
Americas	(16,550)	(55,484)	(176,065)	(174,273)
Europe	(4,984)	(11,264)	(126,579)	(73,191)
Corporate adjustments and intercompany eliminations	(27,831)	(18,802)	(180,825)	(59,621)

	$23,810	$(29,203)	$(409,307)	$(168,334)

	December 31, 2003	March 31, 2003

Property, plant and equipment, net
Asia	$674,640	$758,331
Americas	422,529	544,348
Europe	544,554	663,050

	$1,641,723	$1,965,729

     Revenues are generally attributable to the country in which the product is manufactured.

     For purposes of the preceding tables, “Asia” includes China, Japan, India, Malaysia, Mauritius, Singapore, Taiwan and Thailand, “Americas” includes Brazil, Canada, Mexico and the United States, “Europe” includes Austria, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Norway, Poland, Portugal, South Africa , Sweden, Switzerland and the United Kingdom.

NOTE K – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     Effective April 1, 2003, the Company adopted Financial Accounting Standard Board’s Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.

     The Company has variable interests in real estate assets subject to operating lease arrangements located in Mexico and Texas. The principal impact of the adoption of FIN 46 was the recording of additions to land and building and long-term debt in the amount of $89.9 million at December 31, 2003. The cumulative effect of adopting FIN 46 was not material to the Company’s financial position, results of operations or cash flows.

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

Revenue Recognition

     In December 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. The guidance in this EITF is effective for revenue arrangements entered into after March 31, 2004. The issuance of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE M – SUBSEQUENT EVENTS

     In January 2004, the Company announced that it is in discussions with Nortel Networks, regarding the potential divestiture of nearly all of Nortel’s optical, wireless and enterprise manufacturing operations and related supply chain activities. It is currently anticipated that Nortel’s system house activities in Montreal and Calgary (Canada); Campinas (Brazil); Monkstownn (Northern Ireland) and Chateaudun (France) would be transferred to the Company. The Company would assume all the systems integration activities, including the final assembly, testing and repair operations along with related activities, including the management of the supply chain and related suppliers for these locations. The Company anticipates that it would make cash payments to Nortel in excess of $500.0 million over a nine-month period to acquire certain inventory and equipment, and an unspecified amount for certain intangible assets. In connection with the arrangement to acquire certain assets from Nortel, the Company expects to enter into a multi-year supply agreement for the production of Nortel’s products. The completion of this transaction is subject to the ability of the parties to successfully negotiate and then consummate a transaction on mutually agreeable terms and involves risks and uncertainties including fluctuations in demand for Nortel’s products, the Company’s ability to meet Nortel’s needs on a cost-effective basis and the other risk described below in “Management’s Discussion and Analysis of Financial Condition – Risk Factors.”

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

Restructuring Charges

     We recognized restructuring charges during the first, second and third quarters of fiscal 2004 and in fiscal 2003, fiscal 2002 and fiscal 2001, related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recorded restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

	Three months ended		Nine months ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.2%	94.5%	94.5%	94.5%
Restructuring and other charges	1.3%	2.2%	3.7%	2.6%

Gross margin	4.5%	3.3%	1.8%	2.9%
Selling, general and administrative expenses	2.9%	3.0%	3.2%	3.3%
Intangibles amortization	0.2%	0.2%	0.3%	0.1%
Restructuring and other charges	0.5%	0.3%	0.5%	0.4%
Interest and other expense, net	0.3%	0.6%	0.6%	0.7%
Loss on early extinguishment of debt	0.0%	0.0%	1.0%	0.0%

Income (loss) before income taxes	0.6%	(0.8)%	(3.8)%	(1.6)%
Provision for (benefit from) income taxes	0.1%	(0.6)%	(0.4)%	(0.6)%

Net income (loss)	0.5%	(0.2)%	(3.4)%	(1.0)%

Net Sales

     Net sales for the third quarter of fiscal 2004 increased 8% to $4.2 billion from $3.9 billion in the third quarter of fiscal 2003. Net sales for the first nine months of fiscal 2004 increased 4% to $10.8 billion from $10.3 billion for the same period in fiscal 2003. The increases in net sales in fiscal 2004 were primarily attributable to expansion of existing customer programs in the handheld devices and computers and office automation end markets. The increases in net sales were also attributable to new customer programs in the industrial and medical market segment. Also contributing to the increases were revenues associated with our acquisitions and strategic customer transactions completed in fiscal 2003, primarily our strategic transaction with Casio Computer Co., Ltd. The increases were partially offset by weakness in certain areas of customer demand, namely in the consumer and communications infrastructure markets.

Gross Profit

     Gross profit varies from period to period and is affected by a number of factors, including product mix, component costs and availability, product life cycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions.

     Gross margin for the third quarter of fiscal 2004 increased to 4.5% from 3.3% in the third quarter of fiscal 2003. The increase in gross margin for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 was primarily due to lower restructuring and other charges incurred of $50.6 million compared to $86.9 million in the year ago quarter. Additionally, improved fixed cost absorption driven by increased volumes and our continued restructuring activities contributed to the increase in gross margin. The improvement was offset by continued downward industry pricing pressures as a consequence of the excess capacity resulting from the continued economic downturn.

     Gross margin for the nine months ended December 31, 2003 decreased to 1.8% from 2.9% in the same period of fiscal 2003. For the nine months ended December 31, 2003 and December 31, 2002, restructuring and other charges of $401.8 million and $266.2 million, during the nine months ended December 31, 2003 and December 31, 2002, respectively. The increase in restructuring and other charges combined with continued industry pricing pressures contributed to the decrease in gross margin during the nine months ended December 31, 2003. This was offset by our improved fixed cost absorption driven by increased volumes, as well as efficiencies gained from our continued restructuring activities.

     Increased mix of products that have relatively high material costs as a percentage of total unit costs has historically been a factor that has adversely affected our gross margins. We believe that this and other factors may adversely affect our gross margins, but we do not expect that this will have a material effect on our income from operations.

Restructuring and Other Charges

     We recognized restructuring charges of approximately $458.4 million during the nine months ended December 31, 2003, which was related to the closure and consolidation of, and impairment of certain long-lived assets at various manufacturing facilities. Of this amount, approximately $308.8 million, $42.4 million and $50.6 million of the charges were classified as a component of cost of sales in the first, second and third quarters of fiscal 2004.

     We recognized restructuring and other charges of approximately $304.4 million during the nine months ended December 31, 2002, of which $297.0 million related to the closure and consolidation of various manufacturing facilities and $7.4 million for the impairment of investments in certain technology companies. Of this amount, approximately $266.2 million of the charges were classified as a component of cost of sales.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, or SG&A, for the third quarter of fiscal 2004 increased slightly to $121.6 million compared to $115.5 million in the third quarter of fiscal 2003. SG&A for the nine months ended December 31, 2003 increased to $347.0 million compared to $340.1 million in the same period a year ago. The absolute dollar increases in SG&A were primarily driven by increased revenues in the current fiscal year. The decreases in SG&A as a percentage of net sales in fiscal 2004 were also a result of increased revenues; and reflect savings generated by our focus on controlling discretionary spending combined with efficiencies gained from our restructuring activities. The reductions were partially offset by increased spending associated with the expansion of our ODM service offering.

Intangibles Amortization

     Intangibles amortization for the third quarter of fiscal 2004 increased to $9.6 million from $6.1 million in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, intangibles amortization was $26.9 million compared to $15.3 million for the comparable period of fiscal 2003. The increases in intangibles amortization in fiscal 2004 were attributable to intangible assets acquired through various business acquisitions completed in the second half of fiscal 2003, in particular due to the completion of our assessment of the value of intangible assets acquired from Telia Companies and Xerox Corporation.

Interest and Other Expense, Net

     Interest and other expense, net was $13.5 million for the third quarter of fiscal 2004 compared to $23.9 million for third quarter of fiscal 2003. Interest and other expense, net for nine months ended December 31, 2003 was $60.1 million compared to $70.8 million in the same period a year ago. The decreases in net expense were primarily driven by reduced interest expense due to the redemption of $150.0 million aggregate principal amount of our 8.75% notes in June 2003 and the repurchase of $492.3 million aggregate principal amount of our 9.875% notes in August 2003. In the first nine months of fiscal 2004, we issued $400.0 million aggregate principal amount of 6.5% senior subordinated notes due May 2013 and $500.0 million aggregate principal amount of 1% convertible subordinated notes due August 2010.

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

     Our consolidated effective tax rate was a provision of 10% for the third quarter of fiscal 2004 and a benefit of 78% for the same quarter of fiscal 2003. For the nine months ended December 31, 2003, our consolidated effective tax rate was a benefit of 10% compared to a benefit of 39% for the comparable period of 2003. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries in China, Hungary and Malaysia.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, we had cash and cash equivalents totaling $830.2 million and total bank and other debts totaling $1.5 billion. Also, we have a revolving credit facility of $880.0 million, which is subject to compliance with certain financial covenants, under which we had no borrowings as of December 31, 2003.

     Cash provided by operating activities was $539.1 million and $754.6 million during the nine months ended December 31, 2003 and December 31, 2002, respectively. The decrease in cash provided by operating activities in the current fiscal year was primarily due to a net loss of $368.4 million recorded during the first nine months of fiscal 2004 compared to a net loss of $103.0 million for the year ago period. Also, increases in current assets, including accounts receivable, contributed to the decline in cash generated from operating activities.

     Cash used in investing activities was $319.2 million and $796.0 million for the first nine months of fiscal 2004 and fiscal 2003, respectively. Cash used in investing activities during the nine months ended December 31, 2003 primarily related to (i) net capital expenditures of $95.7 million to purchase manufacturing equipment and for continued expansion of manufacturing facilities in certain lower-cost high-volume centers, primarily in Asia, (ii) net payments of $194.1 million for investments and notes receivable, including our participation in our trade receivables securitization program and (iii) payments of $29.3 million for acquisitions of businesses. Cash used in investing activities for the nine months ended December 31, 2002 consisted of (i) net capital expenditures of $156.7 million to purchase equipment and for continued expansion of various manufacturing facilities, (ii) payment of $489.9 million for acquisitions of businesses and for purchases of certain OEM assets, primarily NatSteel Broadway and (iii) payment of $142.3 million primarily related to our participation in our trade receivables securitization program.

     Our financing activities provided net cash of $188.1 million in the first nine months of fiscal 2004, compared to net cash used in financing activities of $97.7 million for the same period in fiscal 2003. Cash provided by financing activities during the nine months ended December 31, 2003 primarily related to our issuances of: (i) 6.5% senior subordinated notes due May 2013 in May 2003, which generated net proceeds of $393.7 million and (ii) 1% convertible subordinated notes due August 2010 in August 2003, which generated net proceeds of $484.7 million. In June 2003, we used $156.6 million to redeem our 8.75% senior subordinated notes due October 2007. Also, in August 2003, we repurchased $492.3 million aggregate principal amount of our 9.875% senior subordinated notes due July 2010. In connection with the early extinguishments of these notes, we incurred a loss of approximately $103.9 million, of which $91.6 million were cash charges paid in the first six months of fiscal 2004. Additionally, proceeds from the sale of ordinary shares under our employee stock plans generated approximately $45.8 million of cash. Cash used in financing activities during the nine months ended December 31, 2002 related to repayments of debt and capital lease obligations of approximately $653.4 million, offset by additional borrowings of $534.9 million and $20.8 million in proceeds from ordinary shares under our stock plans.

     Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. It is possible that future acquisitions may be significant and may require the payment of cash, including our recent announcement regarding a proposed transaction with Nortel Networks as further discussed below. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures by us for new equipment, the extent to which we utilize operating leases for the new facilities and equipment, the extent of cash charges associated with future restructuring activities and levels of shipments and changes in volumes of customer orders.

     In January 2004, we announced that we are in discussions with Nortel Networks, regarding the potential divestiture of nearly all of Nortel’s optical, wireless and enterprise manufacturing operations and related supply chain activities. It is currently anticipated that Nortel’s system house activities in Montreal and Calgary (Canada); Campinas (Brazil); Monkstownn (Northern Ireland) and Chateaudun (France) would be transferred to Flextronics. We would assume all the systems integration activities, including the final assembly, testing and repair operations along with related activities, including the management of the supply chain and related suppliers for these locations. We anticipate making cash payments to Nortel in excess of $500.0 million over a nine-month period for to acquire certain inventory and equipment, and an unspecified amount for intangible assets. In connection with the arrangement to acquire certain assets from Nortel, we expect to enter into a multi-year supply agreement for the production of Nortel’s products. The completion of this transaction is subject to the ability of the parties to successfully negotiate and then consummate a transaction on mutually agreeable terms and involves risks and uncertainties including fluctuations in demand for Nortel’s products, our ability to meet Nortel’s needs on a cost-effective basis and the other risk described below in “Risk Factors.”

     We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facility will be sufficient to fund our operations and anticipated transactions through at least the next twelve months. Historically, we have funded our operations from the proceeds of public offerings of equity and debt securities, cash and cash equivalents generated from operations, bank debt, sales of accounts receivable and capital equipment lease financings. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. The sale of equity or convertible debt securities could result in dilution to our current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of our ordinary shares, and the terms of this debt could impose restrictions on our operations. Such financings and other transactions may not be available on terms acceptable to us or at all.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     We have an $880.0 million revolving credit facility with a syndicate of domestic and foreign banks. The credit facility consists of two separate credit agreements, one providing for up to $440.0 million principal amount of revolving credit loans to us and designated subsidiaries; and one providing for up to $440.0 million principal amount of revolving credit loans to one of our U.S. subsidiaries. Of the total amount available, $173.3 million relates to a 364-day facility that expires in March 2004 and $266.7 million expires in March 2005. Borrowings under the credit facility bear interest, at our option, either at (i) the base rate (as defined in the credit facility); or (ii) the LIBOR rate (as defined in the credit facility) plus the applicable margin for LIBOR loans ranging between 1.125% and 2.50%, based on our credit ratings and facility usage. We are required to pay a quarterly commitment fee ranging from 0.15% to 0.50% per annum, based on our credit ratings, of the unutilized portion of the credit facility.

     The credit facility is unsecured, and contains certain restrictions on our ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The credit facility also requires that we maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, and amortization), a minimum ratio of fixed charge coverage, and a minimum net worth, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by us and certain of our subsidiaries. As of December 31, 2003, there were no borrowings outstanding under the credit facility. The credit facility expires in March 2004, and we are currently in discussions for a replacement facility through the same agent bank. We expect to be able to do so on terms that are substantially similar to those of the current facility. However, we cannot assure you that we will be able to renew the facility on such terms.

     As of December 31, 2003, our outstanding debt obligations included: (i) borrowings outstanding related to our senior subordinated notes, (ii) borrowings outstanding related to our convertible junior subordinated notes, (iii) amounts drawn by subsidiaries on various lines of credit, (iv) equipment and property financed under leases and (v) other term obligations, including mortgage loans. Additionally, we have leased certain of our facilities under operating lease commitments.

     We have entered into agreements with respect to properties located in Mexico and Texas, which were historically accounted for as operating leases. Construction on both properties has been completed. The amounts outstanding on the Mexico and Texas properties as December 31, 2003, were $22.9 million and $67.0 million, respectively. Upon the expiration of these leases in 2006 and 2007, respectively, we may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. We also have the right to purchase the buildings at cost at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. We have provided a residual value guarantee, which means that if the building is sold to a third party, we are responsible for making up any shortfall between the actual sales price and the amount funded under the leases. The maximum potential amount of the residual value guarantee is $76.4 million. As of December 31, 2003, the Company recorded the properties as fixed assets and also recorded the related debt. Refer to Note K, “Consolidation of Variable Interest Entities,” of the Notes to Condensed Consolidated Financial Statements.

     We continuously sell a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. Our share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2004, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. We sold $460.4 million of our accounts receivable as of December 31, 2003, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. We received net cash proceeds of $249.1 million from the unaffiliated financial institution for the sale of these receivables. We have a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and our own investment participation, the total of which was $216.2 million as of December 31, 2003. The accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

RELATED PARTY TRANSACTIONS

     Since June 30, 2002, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to that time, we made loans to several of our executive officers. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 2.48% to 5.85%. The remaining outstanding balance of the loans, including accrued interest, as of December 31, 2003, was approximately $9.4 million. Additionally, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of December 31, 2003 was approximately $2.2 million.

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

Revenue Recognition

     In December 2002, the Emerging Issues Task Force, (“EITF”), reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered after March 31, 2004. The issuance of EITF 00-21 did not have a material impact on our financial position, results of operations or cash flows.

     In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on the our financial position, results of operations or cash flows.

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

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Over the past few years, our transition to low-cost manufacturing regions has contributed to our incurring significant charges that have resulted from reducing our workforce and capacity at higher-cost locations. In fiscal 2003, we recognized restructuring charges of approximately $297.0 million associated with the consolidation and closure of several manufacturing facilities. During the nine months ended December 31, 2003, we incurred restructuring charges of $458.4 million related to the closure and consolidation of and impairment of certain long-lived assets at several manufacturing facilities. We will be required to take additional restructuring charges in the future, as a result of these activities. We expect to recognize additional restructuring charges and currently anticipate that such charges will total at least $35.0 million during the March 2004 quarter, although the actual amount may vary, due to changes in market and other conditions. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, this could have a material adverse impact on our financial position, results of operations and cash flows.

We depend on the handheld devices, computer and office automation, communications and information technologies infrastructure and consumer devices industries which continually produce technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis could harm our business.

     During the nine months ended December 31, 2003, we derived approximately 32% of our revenues from customers in the handheld devices industry, whose products include cell phones, pagers and personal digital assistants; approximately 26% of our revenues from customers in the computers and office automation industry, whose products include copiers, scanners, graphic cards, desktop and notebook computers and peripheral devices such as printers and projectors; approximately 14% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches and broadband devices; approximately 11% of our revenues from the consumer devices industry, whose products include set-top boxes, home entertainment equipment, cameras and home appliances; and approximately 8% of our revenues from providers of information technologies infrastructure, whose products include servers, workstations, storage systems, mainframes, hubs and routers. The remaining 9% of our revenues was derived from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

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

Our operating results vary significantly from period to period.

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

Our increased original design manufacturing, or ODM, activity may reduce our profitability.

     We have recently begun providing ODM services, where we design and develop products that we then manufacture for OEM customers. We are actively pursuing ODM projects, focusing primarily on consumer related devices, such as cell phones and related products, which requires that we make investments in research and development, technology licensing, test and tooling equipment, patent applications, facility expansion and recruitment.

     Although we enter into contracts with our ODM customers, we may design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. In addition, ODM activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to an ODM product, these contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volumes of purchases. These contracts can generally be terminated by either party on short notice. There is no assurance that we will be able to maintain our current level of ODM activity at all or for an extended period of time. Due to the initial costs of investing in the resources necessary for this business, our increased ODM activities have adversely affected our profitability during fiscal 2004. We continue to make investments in our ODM services, which could adversely affect our profitability through fiscal 2005 and beyond. Further, the products we design must satisfy safety and regulatory standards and some products must also receive government certifications. If we fail to timely obtain these approvals or certifications, we would be unable to sell these products, which would harm our sales, profitability and reputation.

The success of our ODM activity depends on our ability to protect our intellectual property rights.

     We retain certain intellectual property rights to our ODM products. As the level of our ODM activity is increasing, the extent to which we rely on rights to intellectual property incorporated into products is increasing. Despite our efforts, we cannot be certain that the measures we have taken to prevent unauthorized use of our technology will be successful. If we are unable to protect our intellectual property rights, this could reduce or eliminate the competitive advantages of our proprietary technology, which would harm our business.

Intellectual property infringement claims against us or our customers could harm our ODM business.

     Our ODM products often face competition from the products of OEMs, many of whom may own the intellectual property rights underlying those products. As a result, we could become subject to claims of intellectual property infringement as the number of our competitors increases. In addition, customers for our ODM services typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all.

If our ODM products are subject to design defects, our business may be damaged and we may incur significant fees.

     In our contracts with our ODM customers, we generally provide them with a warranty against defects in our designs. If an ODM product or component that we design is found to be defective in its design, this may lead to increased warranty claims. Although we have product liability insurance coverage, this is expensive and may not be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition.

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

     In addition, acquisitions involve numerous risks and challenges, including:

•	difficulties in integrating acquired businesses and operations;

•	diversion of management’s attention from the normal operation of our business;

•	potential loss of key employees and customers of the acquired companies;

•	difficulties in managing and integrating operations in geographically dispersed locations;

•	lack of experience operating in the geographic market or industry sector of the acquired business;

•	increases in our expenses and working capital requirements, which reduce our return on invested capital; and

•	exposure to unanticipated contingent tax and other liabilities of acquired companies.

     Any of these and other factors have harmed, and in the future could harm, our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business and operating results.

Our strategic relationships with major customers create risks.

     Over the past several years, we have completed numerous strategic transactions with OEM customers, including, among others, Telia Companies, Xerox, Alcatel, Casio and Ericsson. Under these strategic arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. Most recently, in January 2004, we announced that we are in discussions with Nortel Networks regarding a proposed transaction in which Nortel would divest nearly all of its optical, wireless and enterprise manufacturing operations to Flextronics. We cannot assure you that we can obtain any anticipated new customer programs, including the program under discussion with Nortel. Further, even if we obtain these programs, they may be delayed or may not contribute to our revenue or profitability as expected or at all. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers accounted for approximately 61% and 70% of net sales during the nine months ended December 31, 2003 and December 31, 2002, respectively. Our largest customers during the nine months ended December 31, 2003 were Hewlett-Packard and Sony-Ericsson, accounting for approximately 13% and 12% of net sales, respectively. Our largest customers during the nine months ended December 31, 2002 were Hewlett-Packard and Sony-Ericsson, accounting for approximately 12% and 11% of net sales, respectively. No other customer accounted for more than 10% of net sales during those periods.

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

     Because our manufacturing operations are located in a number of countries throughout the Americas, Asia and Europe, we are subject to the risks of changes in economic, political and social conditions in those countries, including:

•	fluctuations in the value of local currencies;

•	labor unrest and difficulties in staffing;

•	longer payment cycles;

•	cultural differences;

•	increases in duties and taxation levied on our products;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	limitations on imports or exports of components or assembled products, or other travel restrictions;

•	expropriation of private enterprises; and

•	a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries

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

We depend on our executive officers and key employees.

     Our success depends to a large extent upon the continued services of our executive officers. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers. In order to manage our growth, we will need to recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed. In addition, in connection with expanding our ODM activities, we must attract and retain experienced design engineers. Although a number of companies in our industry have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our failure to recruit and retain experienced design engineers could limit the growth of our ODM activities, which could adversely affect our business.

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

     Between June and August 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits filed in the Untied States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between January 18, 2001 and June 4, 2002, including those who purchased in our secondary offerings of on February 1, 2001 and January 7, 2002. These actions generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. On July 16, 2003, Flextronics filed a motion to dismiss on behalf of itself and its officers and directors named as defendants. On November 17, 2003, the Court entered an order granting defendants’ motion to dismiss without prejudice. On January 28, 2004, plaintiffs filed an amended complaint. Flextronics’ motion to dismiss the amended complaint is due March 10, 2004 with a hearing on the motion to dismiss scheduled for May 26, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes during the nine months ended December 31, 2003 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

     We have a portfolio of fixed and variable rate debt, primarily consisting of fixed rate debt obligations. Our variable rate debt instruments create exposures for us related to interest rate risk.. A hypothetical 10% change in interest rates from those as of December 31, 2003 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. Based on our overall currency rate exposures, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from the rate as of December 31, 2003 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Between June and August 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits filed in the Untied States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between January 18, 2001 and June 4, 2002, including those who purchased in our secondary offerings of on February 1, 2001 and January 7, 2002. These actions generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. On July 16, 2003, Flextronics filed a motion to dismiss on behalf of itself and its officers and directors named as defendants. On November 17, 2003, the Court entered an order granting defendants’ motion to dismiss without prejudice. On January 28, 2004, plaintiffs filed an amended complaint. Flextronics’ motion to dismiss the amended complaint is due March 10, 2004 with a hearing on the motion to dismiss scheduled for May 26, 2004.

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

     (b)  Reports on Form 8-K

     On December 1, 2003, we filed a current report on Form 8-K to report under Item 5 and to file the press release related to the settlement reached in the lawsuit between Beckman Coulter and Flextronics related to a contract dispute involving a manufacturing relationship between the companies. Pursuant to the terms of the settlement agreement, Flextronics agreed to a $23.0 million cash payment to Beckman Coulter to resolve the matter, and Beckman Coulter agreed to dismiss all pending claims against the Company and release the Company from any future claims relating to this matter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused its Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD. (Registrant)

Date: February 17, 2004	/s/ Michael E. Marks

Michael E. Marks
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2004	/s/ Robert R.B. Dykes

Robert R.B. Dykes
President, Systems Group and
Chief Financial Officer
(Principal Financial Officer)

Date: February 17, 2004	/s/ Thomas J. Smach

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