Form 10-K
period 2004-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 2004-06-14
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-23354

FLEXTRONICS INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Marina Boulevard, #28-00
Singapore 018989
(65) 6890 7188
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

     As of September 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 525,472,319 shares of the Registrant’s ordinary shares outstanding.

     As of March 31, 2004 there were 529,944,282 shares of the Registrant’s ordinary shares outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on March 31, 2004) was approximately $9.1 billion.

     As of May 14, 2004, there were 530,548,030 shares of the Registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement, to be delivered to shareholders in connection with the Registrant’s 2004 Annual General Meeting of Shareholders, are incorporated by reference into Part III of this Report on Form 10-K.

PART I

FORWARD LOOKING STATEMENTS

     Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.

     Except for historical information contained herein, certain matters discussed in this annual report on Form 10-K are, or may be deemed as, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described below in this section under “Risk Factors.” We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. BUSINESS

OVERVIEW

     We are a leading provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) that span a broad range of products and industry segments, including cellular phones, printers and imaging, telecom/datacom infrastructure, medical, automotive, industrial systems and consumer electronics.

     Through a combination of internal growth and acquisitions, we have become one of the world’s largest EMS providers, with revenues of $14.5 billion in fiscal year 2004 and over 12.5 million manufacturing square feet in 29 countries across five continents as of March 31, 2004. We believe that our size, global presence, broad service offerings and expertise and advanced engineering and design capabilities enable us to win large programs from leading multinational OEMs for the design and manufacture of electronic products.

     Our customers include industry leaders such as Alcatel SA, Casio Computer Co., Ltd., Dell Computer Corporation, Ericsson Telecom AB, Hewlett-Packard Company, Microsoft Corporation, Motorola, Inc., Siemens AG, Sony-Ericsson, Telia Companies, and Xerox Corporation.

     We provide a complete range of services that are designed to meet our customers’ product requirements throughout their product development life cycle. Our strategy is to provide customers with global end-to-end supply chain services that include design and related engineering, new product introduction, manufacturing, and logistics with the goal of delivering a complete packaged product. We also provide after-market services such as repair and warranty services as well as network and communications installation and maintenance. By working closely with our customers and being highly responsive to their requirements throughout the design and supply chain processes, we believe that we can be an integral part of their operations, accelerate their time-to-market and time-to-volume production, and reduce their product costs.

     Our contract design and related engineering services include all aspects of product design including industrial and mechanical design, hardware design, embedded and application software development, semiconductor design, system validation, and test development through which we offer our customers the choice of full product development, system integration, cost reductions and software application development.

     In addition to the assembly of printed circuit boards (PCBs) and complete systems and products, our manufacturing services include the fabrication and assembly of plastic and metal enclosures, the fabrication of printed circuit boards and backplanes and the fabrication and assembly of photonics components. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (the Americas, Asia, and Europe) in order to serve the increased outsourcing needs of both multinational and regional OEMs. In fiscal year 2004, production in the Americas, Asia, and Europe represented 14%, 45% and 41% of our net sales, respectively.

     We also combine our design and manufacturing services to design, develop and manufacture complete products, such as cellular phones and other consumer-related devices, which are sold by our OEM customers under the OEM’s brand names. This service offering is referred to original design manufacturing (ODM).

INDUSTRY OVERVIEW

     Due to the intensely competitive nature of the electronics industry, ever increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs, and increasingly shorter product lifecycles, the demand for advanced manufacturing capabilities and related services has grown rapidly, resulting in an increasing number of OEMs in the electronics industry to utilize EMS providers as part of their business and manufacturing strategies. This allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, in addition to EMS economies of scale, enabling OEMs to concentrate on product research and development, marketing and sales. We believe that by developing strategic relationships with EMS providers, OEMs can enhance their competitive position by:

•	Reducing production costs;

•	Accelerating time-to-market and time-to-volume production;

•	Reducing capital investment requirements and fixed costs;

•	Improving inventory management and purchasing power; and

•	Accessing worldwide design, engineering, manufacturing, and logistics capabilities.

     We believe that the market for electronics manufacturing services will continue to grow, driven largely by the need of OEMs for increasing flexibility to respond to rapidly changing markets and technologies and to reduce manufacturing costs. OEMs also need advanced global design, engineering and manufacturing capabilities to meet the increased complexity and shorter life cycles of today’s electronic products.

COMPETITIVE STRENGTHS

     Over the past several years, we have focused on the enhancement of our business through the development of our various supply chain services. We believe that the following competitive strengths differentiate us from our competitors and enable us to better serve our customers:

     End-to-End Solutions. We offer a comprehensive range of worldwide supply chain services to our customers that simplify the global product development process and provide meaningful time and cost savings. Our strategy is to provide customers with global end-to-end supply chain services that include design and related engineering, new product introduction, manufacturing, and logistics with the goal of delivering a complete packaged product. We also provide after-market services such as repair and warranty services as well as network and communications installation and maintenance. Our capabilities also help our customers improve product quality, manufacturability, performance, and reduce costs. As part of our service offering, we provide complete supply chain analysis on existing manufacturing strategies and recommend an optimal supply chain solution to our customers utilizing our global service footprint.

     Extensive Design and Engineering Services. We provide contract design services and a range of related engineering services which include all aspects of product design, such as industrial and mechanical design, hardware design, embedded and application software development, semiconductor design, system validation and test development through which we offer our customers the choice of full product development, system integration, cost reductions and software application development.

     We also combine our design and manufacturing services to design, develop and manufacture complete products, such as cellular phones and other consumer-related devices, which are sold by our OEM customers under the OEM’s brand names.

     We provide these design and engineering services through our global team of over 2,500 product design engineers.

     Global Presence. We have established an extensive network of design, manufacturing and logistics facilities in the world’s major electronics markets (the Americas, Asia and Europe) to serve the increased outsourcing needs of both multinational and regional OEMs. Our extensive global network of manufacturing facilities in 29 countries gives us the flexibility to transition customer projects to any of our locations.

     Low-Cost Manufacturing Services. In order to provide customers with the lowest cost, we have invested in manufacturing facilities in low-cost regions. As of March 31, 2004, greater than 70% of our manufacturing capacity is in low-cost locations such as Mexico, Brazil, Poland, Hungary, China, Malaysia and other parts of Asia. Currently, we believe we have the leadership position in our industry with regard to low-cost production capabilities. A number of OEM customers are continuing to relocate their production to these locations, where our role in the local supply chain can reduce total product costs for them.

     As part of our low-cost manufacturing strategy, we have also established fully integrated, high-volume Industrial Parks in Brazil, China, Hungary, Mexico and Poland. These campuses provide total supply chain management by co-locating our manufacturing and logistics operations with our suppliers at a single low-cost location. This is designed to benefit our customers by increasing flexibility while reducing distribution barriers, turnaround times, and overall transportation and product costs.

STRATEGY

     Our objective is to provide customers with the ability to outsource the design and development of a complete product on a global basis. To achieve this goal, we offer a complete supply chain solution that can be utilized in whole or in part. The solution is designed to meet our customers’ time-to-market and time-to-volume objectives. Our overall strategy consists of the following:

     Expand Our Original Design Manufacturing Services. We have recently expanded our design and manufacturing service offerings to include ODM services, where we design, develop and manufacture complete products that are sold by our OEM customers under their brand names. This expanded service offering accelerates our customers’ time-to-market and time-to-volume production for their products. As a result of increased customer demand and recent acquisitions, we are actively pursuing ODM projects, focusing primarily on consumer related devices, such as cellular phones and other consumer-related products. We are utilizing our established internal design and manufacturing resources, as well as increasing our research and development capabilities, expanding our engineering resources, and by developing, licensing and acquiring technology.

     Capitalize on Our Industrial Park Concept. Our Industrial Parks are self-contained facilities that co-locate our manufacturing and logistics operations with our suppliers in low-cost regions. The industrial park strategy is based on minimizing logistics costs throughout the supply chain and production cycle time by co-locating a number of suppliers in one low-cost location. Each park incorporates the manufacture of printed circuit boards, components, cables, plastics and metal parts needed for product assembly. This approach to production and logistics is designed to benefit our customers by reducing distribution barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. Our Industrial Parks enhance our total supply chain management, while providing a low-cost solution for our customers. We have strategically established large Industrial Parks in Brazil, China, Hungary, Mexico and Poland.

     Streamline Business Processes Through Information Technologies. We incorporate advanced information technology to streamline business processes for our customers. For example, we use innovative Internet supply chain solutions to improve order placement, tracking and fulfillment. We are also able to provide our customers with online access to product design and manufacturing process information. Integrating our information systems with those of our customers allows us to assist our customers in improving their communications and relationships across their supply chain.

     Pursue Strategic Opportunities. We have actively pursued acquisitions and purchases of manufacturing facilities to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships, and enhance our management depth. By enhancing our capability to provide a wide range of related electronics design and manufacturing services to a global market that is increasingly dependent on outsourcing providers, these acquisitions and strategic transactions have enabled us to enhance our competitive position as a leading provider of comprehensive outsourcing technology solutions. We will continue to selectively pursue strategic transactions that we believe will further our business objectives.

SERVICES

     We offer a broad range of integrated services to provide customers with a total design, manufacturing and logistics solution that takes a product from its initial design through volume production, test, distribution and into post-sales service and support. Our integrated services include:

     Design Services. We offer a complete range of value-added design services for our customers. These services include:

•	Industrial Design: we design and develop innovative, stylish and cost-effective products that address the needs of the user and the market. These services include preliminary product exploration, market research, 2-D sketch level drawings, 3-D mock-ups and proofs of concept, interaction and interface models and detailed hard models.

•	Mechanical Engineering: we offer detailed product and enclosure design for static and dynamic solutions in both plastic and metal for low- to high-volume applications.

•	Tooling Design: we provide design and development of prototype and production tooling equipment for manufacturing.

•	Electronic System Design: we provide complete electrical design for products ranging in size from small handheld consumer devices to large high-speed telecommunications equipment, which includes embedded system and DSP design, high speed digital interfaces, analog circuit design, power management solutions, wired and wireless communication protocols, display and storage solutions, imaging and audio/video applications, and RF system and antenna design.

•	Semiconductor Design: we design and deliver digital, analog and mixed-signal integrated circuits with resources that include high complexity application specific integrated circuit (ASIC), design capabilities, gate array, standard cell and custom architectures, field programmable gate array design services and advanced packaging technologies.

•	Optical Design: we offer a comprehensive set of resources to provide design, test, industrialization and manufacture of custom photonic components, optical modules and subsystems. Our offering includes active and optical component package capability, design of passive optical components, development of optical modules and control electronics and complex optical and electrical integration.

•	PCB Design: we provide complete PCB design services, incorporating high layer counts, advanced materials, component miniaturization technologies, and signal integrity.

•	Software Development: we design and develop software and applications for product and systems design, test, maintenance and end-user interface, as well as product applications such as device drivers, embedded applications, communications protocols, DSP algorithms and web applications.

     We work with our customers to optimize product design to drive efficiencies in both the product development and the production processes to reduce time–to-market and overall product costs.

     Original Design Manufacturing Services. We combine our design and manufacturing services to design, develop and manufacture complete products, such as cellular phones and other consumer-related devices, which are sold by our OEM customers under the OEM’s brand names.

     Printed Circuit Board Fabrication. Printed circuit boards are platforms that are made of laminated materials and provide interconnection for integrated circuits and other electronic components. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, densely spaced wiring. The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers, referred to as vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds. We are an industry leader in high-density, multilayer printed circuit board manufacturing. We manufacture printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume, production basis. Our quick-turn prototype service allows us to provide small test quantities to customers’ product development groups in as little as 24 hours. Our range of services enables us to respond to our customers’ demands for an accelerated transition from prototype to volume production. We have printed circuit board fabrication service capabilities on three continents, including South America, Europe and Asia.

     Systems Assembly and Manufacturing. Our assembly and manufacturing operations, which reflect the majority of our revenues, include printed circuit board assembly, assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. A substantial portion of our net sales is derived from the manufacture and assembly of complete products. We often assemble printed circuit board assemblies that we manufacture with printed circuit boards and custom electronic enclosures that we also produce. We employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, enable us to offer a variety of advanced manufacturing solutions. In addition, we have extensive experience in the manufacture of wireless communications products employing radio frequency technology.

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

     We also offer computer-aided testing of assembled printed circuit boards, systems and subsystems, which contributes significantly to our ability to deliver high-quality products on a consistent basis. Our test capabilities include management defect analysis, in-circuit testing and functional testing. In addition, we also provide environmental stress tests of board and system assemblies.

     Our manufacturing and assembly services benefit from our inventory management expertise and volume procurement capabilities, which contribute to cost reductions and reduce total cycle time. Materials procurement and management consist of the planning, purchasing, expediting and warehousing of components and materials used in the manufacturing process. Our Industrial Parks house providers of many of the custom components that we use to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use sophisticated automated manufacturing resources planning systems and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility on material availability and real-time tracking of work in process. We utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts and deliver purchase orders while also assisting suppliers with just-in-time delivery and supplier-managed inventory.

     We offer customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers’ inventory requirements. Increasingly, we ship products directly into customers’ distribution channels or directly to the end-user. We believe that this service can provide our customers with a more comprehensive solution and enable them to be more responsive to market demands.

     We also provide design, industrialization, supply chain management and manufacturing services for the optical component and optical networking industries. We offer a broad range of photonic packaging design and industrialization services to assist in bringing products from schematics to shipment while meeting our customers’ time-to-market objectives. In addition, we offer advanced process development and volume manufacturing of active and passive photonic devices.

     Logistics. We provide global logistics services and turnkey supply chain solutions for our customers. Our worldwide logistics services include freight forwarding, warehousing/inventory management and outbound/e-commerce solutions through our global supply chain network. We leverage new technologies such as XML links to factories, extranet-based management, vendor managed inventory and build-to-order programs, to simultaneously connect suppliers, manufacturing operations and OEM customers. By joining these logistics solutions with worldwide manufacturing operations and total supply chain management, we can significantly reduce costs and can create tightly integrated processes and facilities worldwide. Moreover, the combination of these capabilities allows us to react quickly to demand signals from our customers worldwide.

     Reverse Logistics. We provide a range of after-market services, including product repair, re-manufacturing and maintenance at repair depots, logistics and parts management, returns processing, warehousing, and engineering change management. We support our customer by providing software updates and design modifications that may be necessary to reduce costs or design-in alternative components due to component obsolescence or unavailability. Manufacturing support involves test engineering support and manufacturability enhancements. We also assist with failure product analysis, warranty and repair, and field service engineering activities.

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

CUSTOMERS

     Our customers include many of the world’s leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2004, our ten largest customers accounted for approximately 64% of net sales. Our largest customers during fiscal year 2004 were Hewlett-Packard and Sony-Ericsson, each accounting for approximately 12% of net sales. No other customer accounted for more than 10% of net sales in fiscal year 2004.

     The following table lists in alphabetical order a representative sample of our largest customers in fiscal year 2004 and the products of those customers for which we provide manufacturing services:

Customer	End Products
Alcatel SA	Cellular phones, accessories and telecommunications infrastructure
Casio Computer Co., Ltd.	Consumer electronics products
Dell Computer Corporation	Desktop personal computers and servers
Ericsson Telecom AB	Business telecommunications systems and GSM infrastructure
Hewlett-Packard Company	Inkjet printers and storage devices
Microsoft Corporation	Computer peripherals and consumer electronics gaming products
Motorola, Inc.	Cellular phones and telecommunications infrastructure
Siemens AG	Cellular phones and telecommunications infrastructure
Sony-Ericsson	Cellular phones
Telia Companies	Network and communications design, installation and maintenance
Xerox Corporation	Office equipment and components

SALES AND MARKETING

     We achieve worldwide sales coverage through a direct sales force, which focuses on generating new accounts, and through program managers, who are responsible for managing relationships with existing customers and making follow-on sales. In addition to our sales force, executive management focuses a significant amount of attention to expanding existing, and developing new, customer relationships, thus playing an integral role in our sales efforts.

BACKLOG

     Although we obtain firm purchase orders from our customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since customers may reschedule or cancel orders.

COMPETITION

     The EMS industry is extremely competitive and includes many companies, several of whom have achieved substantial market share. We compete against numerous domestic and foreign EMS providers, as well as our current and prospective customers, who evaluate our capabilities in light of their own. In recent years, we have also begun to face competition from Taiwanese ODM suppliers, who have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, as well as provide consumer products and other technology manufacturing services.

     We compete with different companies depending on the type of service we are providing or the geographic area in which an activity is taking place. We believe that the principal competitive factors in the segments of the EMS industry in which we operate are cost, technological capabilities, responsiveness and flexibility, location of facilities, product quality, design capabilities, and range of services available. Failure to satisfy any of the foregoing requirements could seriously harm our business.

ENVIRONMENTAL REGULATION

     Our operations are subject to a number of regulatory requirements relating to the use, storage, discharge, and disposal of hazardous chemicals used during the manufacturing processes. We believe that our operations are currently in compliance in all material respects with applicable regulations and do not believe that costs of compliance with these laws and regulations will have a material effect on our capital expenditures, operating results, or competitive position. Currently we have no commitments with environmental authorities regarding any compliance-related matters.

     We engage an environmental consulting firm to assist us in the evaluation of environmental liabilities of our ongoing operations, historical disposal activities and closed sites in order to establish appropriate accruals in our financial statements. We determine the amount of our accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. We do not believe that any of our potential or possible liabilities for environmental matters are material. However, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

EMPLOYEES

     As of March 31, 2004, our global workforce totaled approximately 82,000 employees. We have never experienced a work stoppage or strike, and we believe that our employee relations are good.

     Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations, prospects and debt service ability. To date, we have not experienced significant difficulties in attracting or retaining such personnel. Although we are not aware that any of our key personnel currently intend to terminate their employment, we cannot guarantee their future services.

INTELLECTUAL PROPERTY

     We own or have licensed various United States and foreign patents related to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world.

     Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, we cannot assure you that third parties will not assert infringement claims against us in the future. In addition, Flextronics is increasingly providing design, engineering and ODM services to its customers. As a consequence of these activities, we are required to address and allocate the ownership and responsibility for intellectual property in our customer relationships to a greater extent than in our manufacturing and assembly businesses. If a third party were to make an assertion regarding the ownership or right to use intellectual property, we would be required to either enter into licensing arrangements or to resolve the issue through litigation. We cannot assure you that such license rights would be available to us on commercially acceptable terms, if at all, or that any such litigation would be resolved in our favor. Additionally, we believe that litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We may also be required to incur substantial costs to redesign a product or re-perform design services.

ADDITIONAL INFORMATION

     Our Internet address is http://www.flextronics.com. We make available through our Internet website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

     We were incorporated in the Republic of Singapore in May 1990. Our principal corporate office is located at One Marina Boulevard, #28-00, Singapore 018989. Our U.S. corporate headquarters is located at 2090 Fortune Drive, San Jose, California, 95131.

RISK FACTORS

If we do not effectively manage changes in our operations, our business may be harmed.

     In the last ten years, we have experienced significant growth in our business through a combination of internal growth and acquisitions. Our global workforce has more than doubled in size since the beginning of fiscal year 2001. During that time, we have also reduced our workforce at some locations and closed certain facilities in connection with our restructuring activities. These changes have placed considerable strain on our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

     We plan to continue to transition manufacturing to lower cost locations. We plan to increase our manufacturing capacity in our low-cost regions by expanding our facilities and adding new equipment. This expansion involves significant risks, including, but not limited to, the following:

•	we may not be able to attract and retain the management personnel and skilled employees necessary to support expanded operations;

•	we may not efficiently and effectively integrate new operations and information systems, expand our existing operations and manage geographically dispersed operations;

•	we may incur cost overruns;

•	we may incur charges related to our expansion activities;

•	we may encounter construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems that could harm our growth and our ability to meet customers’ delivery schedules; and

•	we may not be able to obtain funds for this expansion, and we may not be able to obtain loans or operating leases with attractive terms.

     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our transition to low-cost manufacturing regions has contributed to significant restructuring and other charges that have resulted from reducing our workforce and capacity at higher-cost locations. We recognized restructuring charges of approximately $540.3 million in fiscal year 2004 and $297.0 million in fiscal year 2003 associated with the consolidation and closure of several manufacturing facilities, and impairment of certain long-lived assets at several manufacturing facilities. We may be required to take additional charges in the future as a result of these activities. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and cash flows.

We depend on industries that continually produce technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis could harm our business.

     For fiscal year 2004, we derived:

•	approximately 33% of our revenues from customers in the handheld devices industry, whose products include cellular phones, pagers and personal digital assistants;

•	approximately 25% of our revenues from customers in the computers and office automation industry, whose products include copiers, scanners, graphic cards, desktop and notebook computers, and peripheral devices such as printers and projectors;

•	approximately 15% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches, and broadband devices;

•	approximately 11% of our revenues from the consumer devices industry, whose products include set-top boxes, home entertainment equipment, cameras and home appliances;

•	approximately 7% of our revenues from providers of information technologies infrastructure, whose products include servers, workstations, storage systems, mainframes, hubs and routers; and

•	approximately 9% of our revenues from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

     Factors affecting these industries in general could seriously harm our customers and, as a result, us. These factors include:

•	rapid changes in technology, which result in short product life cycles;

•	seasonality of demand for our customers’ products;

•	the inability of our customers to successfully market their products, and the failure of these products to gain widespread commercial acceptance; and

•	recessionary periods in our customers’ markets.

Our customers have and may continue to cancel their orders, change production quantities or locations, or delay production.

     As a provider of electronics manufacturing services, we must provide increasingly rapid product turnaround for our customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we often experience reduced lead-times in customer orders. Customers cancel their orders, change production quantities and delay production for a number of reasons. Uncertain economic and geopolitical conditions have resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers have harmed, and may continue to harm, our results of operations by reducing the volumes of products we manufactured for these customers and delivered in that period, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins. In addition, customers often require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and related stresses at the other.

     In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the rapid changes in demand for their products reduce our ability to estimate accurately future customer requirements. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We often increase staffing, increase capacity and incur other expenses to meet the anticipated demand of our customers, which cause reductions in our gross margins if customer orders are or cancelled. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our customers’ products. On occasion, customers require rapid increases in production, which stress our resources and reduce margins. Although we have increased our manufacturing capacity, and plan further increases, we may not have sufficient capacity at any given time to meet our customers’ demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand harms our gross profit and operating income.

Our operating results vary significantly from period to period.

     We experience significant fluctuations in our results of operations. Some of the principal factors that contribute to these fluctuations are:

•	changes in demand for our services;

•	our effectiveness in managing manufacturing processes and costs in order to decrease manufacturing expenses;

•	the mix of the types of manufacturing services we provide, as high-volume and low-complexity manufacturing services typically have lower gross margins than lower volume and more complex services;

•	changes in the cost and availability of labor and components, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules;

•	the degree to which we are able to utilize our available manufacturing capacity;

•	our ability to manage the timing of our component purchases so that components are available when needed for production, while avoiding the risks of purchasing inventory in excess of immediate production needs; and

•	local conditions and events that may affect our production volumes, such as labor conditions, political instability and local holidays; and

•	changes in demand in our customers’ end markets.

Two of our significant end-markets are the handheld electronics devices market and the consumer devices market. These markets exhibit particular strength toward the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our third fiscal quarter as compared to our other fiscal quarters.

Our increased original design manufacturing (ODM) activity may reduce our profitability.

     We have recently begun providing ODM services, where we design and develop products that we then manufacture for OEM customers. We are actively pursuing ODM projects, focusing primarily on consumer related devices, such as cellular phones and related products, which requires that we make investments in research and development, technology licensing, test and tooling equipment, patent applications, facility expansion, and recruitment.

     Although we enter into contracts with our ODM customers, we may design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. In addition, ODM activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to an ODM product, these contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases. These contracts can generally be terminated by either party on short notice. There is no assurance that we will be able to maintain our current level of ODM activity at all or for an extended period of time. Due to the initial costs of investing in the resources necessary for this business, our increased ODM activities adversely affected our profitability during fiscal year 2004. We continue to make investments in our ODM services, which could adversely affect our profitability during fiscal year 2005 and beyond. Further, the products we design must satisfy safety and regulatory standards and some products must also receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our sales, profitability and reputation.

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

Intellectual property infringement claims against our customers or us could harm our business.

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

     In our contracts with ODM customers, we generally provide them with a warranty against defects in our designs. If an ODM product or component that we design is found to be defective in its design, this may lead to increased warranty claims. Although we have product liability insurance coverage, it is expensive and may not be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition.

We are exposed to intangible asset risk.

     We have a substantial amount of intangible assets. These intangible assets are attributable to acquisitions and represent the difference between the purchase price paid for the acquired businesses and the fair value of the net tangible assets of the acquired businesses. We are required to evaluate goodwill and other intangibles for impairment on at least an annual basis, and whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

We may encounter difficulties with acquisitions, which could harm our business.

     We have completed numerous acquisitions of businesses and we expect to continue to acquire additional businesses in the future. We are currently in preliminary discussions with respect to potential acquisitions and strategic customer transactions, including the potential transaction with Nortel Networks and the definitive agreement for the acquisition of the majority ownership stake in Hughes Software Systems described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” We do not have any other definitive agreements to make any material acquisitions or strategic customer transactions other than our agreement to acquire outstanding shares of Hughes Software Systems Limited announced in June 2004. Any future acquisitions may require additional debt or equity financing. This could increase our leverage or be dilutive to our existing shareholders. We may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.

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

     Over the past several years, we have completed numerous strategic transactions with OEM customers, including, among others, Xerox, Alcatel, Casio and Ericsson, and we are currently in discussions with respect to a potential strategic transaction with Nortel Networks as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

•	we may need to pay a purchase price to the divesting OEMs that exceeds the value we may realize from the future business of the OEM;

•	the integration of the acquired assets and facilities into our business may be time-consuming and costly;

•	we, rather than the divesting OEM, bear the risk of excess capacity at the facility;

•	we may not achieve anticipated cost reductions and efficiencies at the facility;

•	we may be unable to meet the expectations of the OEM as to volume, product quality, timeliness and cost reductions; and

•	if demand for the OEMs’ products declines, the OEM may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs.

     As a result of these and other risks, we have been, and in the future may be, unable to achieve anticipated levels of profitability under these arrangements. In addition, these strategic arrangements have not, and in the future may not, result in any material revenues or contribute positively to our earnings per share.

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

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers accounted for approximately 64% and 67% of net sales in fiscal year 2004 and fiscal year 2003, respectively. Our largest customers during fiscal year 2004 were Hewlett-Packard and Sony-Ericsson, each accounting for approximately 12% of net sales, respectively. No other customer accounted for more than 10% of net sales in fiscal year 2004 or fiscal year 2003.

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

Our industry is extremely competitive.

     The EMS industry is extremely competitive and includes many companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of manufacturing products themselves. Some of our competitors may have greater design, manufacturing, financial or other resources than we do. Additionally, we face competition from Taiwanese ODM suppliers, who have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, in addition to providing consumer products and other technology manufacturing services.

     The overall demand for electronics manufacturing services decreased in recent years, resulting in increased capacity and substantial pricing pressures, which have harmed our operating results. Certain sectors of the EMS industry have experienced increased price competition, and if we experience such increased level of competition in the future, our revenues and gross margin may continue to be adversely affected.

We may be adversely affected by shortages of required electronic components.

     At various times, there have been shortages of some of the electronic components that we use, as a result of strong demand for those components or problems experienced by suppliers. These unanticipated component shortages have resulted in curtailed production or delays in production, which prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause the Company to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased manufacturing or component costs.

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

     We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effects. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes.

     Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. These tax incentives expire over various periods from 2004 to 2010 and are subject to certain conditions with which we expect to comply. We have obtained tax holidays or other incentives where available, primarily in China, Malaysia and Hungary. In these three countries, we generated an aggregate of approximately $8.4 billion of our total revenues for the fiscal year ended March 31, 2004. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions of businesses may cause our effective tax rate to increase.

We conduct operations in a number of countries and are subject to risks of international operations.

     The geographical distances between the Americas, Asia and Europe create a number of logistical and communications challenges for the Company. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the core management team, which is based in a number of different countries. Facilities in several different locations may be involved at different stages of the production of a single product, leading to additional logistical difficulties.

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

     The attractiveness of our services to U.S. customers can be affected by changes in U.S. trade policies, such as most favored nation status and trade preferences for some Asian countries. In addition, some countries in which we operate, such as Brazil, Hungary, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. Finally, we could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

We are exposed to fluctuations in foreign currency exchange rates.

     We transact business in various foreign countries. As a result, we are exposed to fluctuations in foreign currencies. We have currency exposure arising from both sales and purchases denominated in currencies other than the functional currencies of our entities. Volatility in the exchange rates between the foreign currencies and the functional currencies of our entities could seriously harm our business, operating results and financial condition. We try to manage our foreign currency exposure by borrowing in various foreign currencies and by entering into foreign exchange forward contracts. Mainly, we enter into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on current assets and liabilities denominated in foreign currency. These exposures are primarily, but not limited to, cash, receivables, payables and inter-company balances, in currencies other than the functional currency of the operating entity. We will first evaluate and, to the extent possible, use non-financial techniques, such as currency of invoice, leading and lagging payments, receivable management or local borrowing to reduce transactions exposure before taking steps to minimize remaining exposure with financial instruments. Foreign exchange forward contracts intended to hedge forecasted transactions are treated as cash flow hedges and such contracts generally expire within three months. The credit risk of these forward contracts is minimized since the contracts are with large financial institutions. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged.

We depend on our executive officers and skilled management personnel.

     Our success depends to a large extent upon the continued services of our executive officers. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers. In order to manage our growth, we will need to recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed. In addition, in connection with expanding our ODM activities, we must attract and retain experienced design engineers. Although we and a number of companies in our industry have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our failure to recruit and retain experienced design engineers could limit the growth of our ODM activities, which could adversely affect our business.

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

     Between June and August 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits that seek an unspecified amount of damages, which were filed in the Untied States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between January 18, 2001 and June 4, 2002, including those who purchased ordinary shares in our secondary offerings on February 1, 2001 and January 7, 2002. These actions generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. On July 16, 2003, Flextronics filed a motion to dismiss on behalf of the Company and its officers and directors named as defendants. On November 17, 2003, the Court entered an order granting defendants’ motion to dismiss without prejudice. On January 28, 2004, plaintiffs filed an amended complaint. Flextronics’ motion to dismiss the amended complaint was filed on March 10, 2004.

     In May 2004, the parties reached a tentative settlement of all claims in the lawsuit and the defendants withdrew their motion to dismiss. The settlement would be funded entirely by funds from Flextronics’s Officers’ and Directors’ insurance. The settlement agreement is subject to negotiation and documentation of a formal stipulation of settlement, as well as Court approval. If the settlement is not finalized, there can be no assurance we will be successful in defending the lawsuits, and, if we are unsuccessful, we may be subject to significant damages. Even if we were to be successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns and harm our business.

It may be difficult to effect services of process within the United States on us or to enforce civil liabilities against us.

     We are incorporated in Singapore under the Companies Act, Chapter 50 of Singapore, or Singapore Companies Act. Some of our directors and officers reside outside the United States. A substantial portion of the assets of Flextronics International Ltd. are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us or to enforce against us in United States courts, judgments obtained in such courts predicated upon the civil liability provisions of the federal securities laws of the United States. Judgments of United States courts based upon the civil liability provisions of the federal securities laws of the United States are not directly enforceable in Singapore courts and there can be no assurance as to whether Singapore courts will enter judgments in original actions brought in Singapore courts based solely upon the civil liability provisions of the federal securities laws of the United States.

ITEM 2. PROPERTIES

     Our facilities consist of a global network of industrial parks, regional manufacturing operations, design and engineering and product introduction centers, providing over 12.5 million square feet of manufacturing capacity as of March 31, 2004 (excluding facilities we have identified for closure, as described in Note 9, “Restructuring and Other Charges” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). We own facilities with approximately 1.0 million square feet in the Americas, 3.9 million square feet in Asia and 2.6 million square feet in Europe. We lease facilities with approximately 1.4 million square feet in the Americas, 2.4 million square feet in Asia and 1.3 million square feet in Europe.

     Our facilities include large industrial parks, ranging in size from approximately 400,000 to 2.5 million square feet, in Brazil, China, Hungary, Mexico and Poland. We also have regional manufacturing operations, ranging in size from approximately 50,000 to 500,000 square feet, in Austria, Brazil, China, Denmark, Finland, France, Germany, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Norway, Singapore, Sweden, Switzerland, Taiwan, Thailand and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world’s major electronics markets.

     Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

     Between June and August 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits that seek an unspecified amount of damages, which were filed in the United States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between January 18, 2001 and June 4, 2002, including those who purchased ordinary shares in our secondary offerings on February 1, 2001 and January 7, 2002. These actions generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. On July 16, 2003, Flextronics filed a motion to dismiss on behalf of the Company and its officers and directors named as defendants. On November 17, 2003, the Court entered an order granting defendants’ motion to dismiss without prejudice. On January 28, 2004, plaintiffs filed an amended complaint. Flextronics’ motion to dismiss the amended complaint was filed on March 10, 2004.

     In May 2004, the parties reached a tentative settlement of all claims in the lawsuit and the defendants withdrew their motion to dismiss. The settlement would be funded entirely by funds from Flextronics Officers’ and Directors’ insurance. The settlement agreement is subject to negotiation and documentation of a formal stipulation of settlement, as well as Court approval. If the settlement is not finalized, there can be no assurance we will be successful in defending the lawsuits, and, if we are unsuccessful, we may be subject to significant damages. Even if we were to be successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns and harm our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF ORDINARY SHARES

     Our ordinary shares are quoted on the NASDAQ National Market under the symbol “FLEX”. The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2003 as reported on the NASDAQ National Market.

	High	Low
Fiscal Year Ended March 31, 2004
Fourth Quarter	$19.31	$14.80
Third Quarter	16.00	13.87
Second Quarter.	15.82	10.34
First Quarter	11.56	8.27
Fiscal Year Ended March 31, 2003
Fourth Quarter	$9.90	$7.15
Third Quarter	12.04	5.47
Second Quarter.	10.40	5.85
First Quarter.	18.98	7.11

     As of May 14, 2004 there were 3,598 holders of record of our ordinary shares and the closing sale price of the ordinary shares as reported on the NASDAQ National Market was $15.78 per share.

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

	Fiscal Year Ended March 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$14,530,416	$13,378,699	$13,104,847	$12,109,699	$6,959,122
Cost of sales	13,704,576	12,650,402	12,224,969	11,127,896	6,335,242
Restructuring and other charges (1)	477,305	266,244	464,391	510,495	7,519

Gross profit	348,535	462,053	415,487	471,308	616,361
Selling, general and administrative expenses	487,287	456,199	443,586	430,109	319,952
Intangibles amortization	36,715	22,146	12,615	63,541	41,326
Restructuring and other charges (1)	63,043	38,167	110,035	462,847	3,523
Interest and other expense, net	77,700	92,780	91,853	67,115	69,912
Loss on extinguishment of debt	103,909	—	—	—	—

Income (loss) before income taxes	(420,119)	(147,239)	(242,602)	(552,304)	181,648
Provision (benefit) from income taxes	(67,741)	(63,786)	(88,854)	(106,285)	23,080

Net income (loss)	(352,378)	(83,453)	(153,748)	(446,019)	158,568

Diluted earnings (loss) per share (2)	$(0.67)	$(0.16)	$(0.31)	$(1.01)	$0.42

Shares used in computing diluted earnings (loss) per share amounts	525,318	517,198	489,553	441,991	383,119

	As of March 31,
	2004	2003	2002	2001	2000
	(in thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Working capital	$884,816	$897,741	$1,394,883	$1,914,741	$1,161,535
Total assets	9,583,937	8,394,104	8,644,699	7,571,655	5,134,943
Total long-term debt and capital lease obligations, excluding current portion	1,624,261	1,049,853	863,293	917,313	645,267
Shareholders’ equity	4,367,213	4,542,020	4,455,496	4,030,361	2,376,628

(1)	We recognized restructuring and other charges of $540.3 million, $304.4 million, $574.4 million, $584.4 million, and $7.5 million in fiscal years 2004, 2003, 2002, 2001, and 2000, respectively, associated with the consolidation and closure of several manufacturing facilities.

We recognized charges of $286.5 million in fiscal year 2001 related to the issuance of an equity instrument to Motorola.

We recognized other charges of approximately $102.4 million and $3.5 million in fiscal year 2001 and fiscal year 2000, respectively, for merger-related expenses.

(2)	We completed a stock split during fiscal year 2001 and fiscal year 2000. The stock splits were effected as bonus issues (the Singapore equivalent of a stock dividend). The stock dividend has been reflected in our financial statements for all periods presented unless otherwise noted. All share and per share amounts have been retroactively restated to reflect the stock splits.

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

OVERVIEW

     We are a leading provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) that span a broad range of products and industry segments, including cellular phones, printers and imaging, telecom/datacom infrastructure, medical, automotive, industrial systems and consumer electronics.

     We provide a complete range of services that are designed to meet our customers’ product requirements throughout their product development life cycle. Our strategy is to provide customers with global end-to-end supply chain services that include design and related engineering, new product introduction, manufacturing, and logistics with the goal of delivering a complete product solution. We also provide after-market services such as repair and warranty services, as well as network and communications installation and maintenance. By working closely with our customers and being highly responsive to their requirements throughout the design and supply chain process, we believe that we can be an integral part of their operations, accelerate their time-to-market and time-to-volume production, and reduce their product costs.

     We have become one of the world’s largest EMS providers, with revenues of $14.5 billion in fiscal year 2004 and over 12.5 million manufacturing square feet in 29 countries across five continents as of March 31, 2004. We believe that our size, global presence, broad service offerings and expertise, and advanced engineering and design capabilities enable us to win large programs from leading multinational OEMs for the design and manufacture of electronic products.

     Our revenue is generated from sales of our services to our customers, which include industry leaders such as Alcatel SA, Casio Computer Co., Ltd., Dell Computer Corporation, Ericsson Telecom AB, Hewlett-Packard Company, Microsoft Corporation, Motorola, Inc., Siemens AG, Sony-Ericsson, Telia Companies, and Xerox Corporation. A majority of our sales come from a small number of customers. Our ten largest customers accounted for approximately 64% and 67% of net sales in fiscal year 2004 and fiscal year 2003, respectively. Our largest customers during fiscal year 2004 were Hewlett-Packard and Sony-Ericsson, each accounting for approximately 12% of net sales, respectively. No other customer accounted for more than 10% of net sales in fiscal year 2004 or fiscal year 2003. For any particular customer, we may be engaged in programs to manufacture a number of products, or may be manufacturing a single product or product line. Our gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, capacity utilization and the expansion and consolidation of manufacturing facilities. Typically, a new program will contribute relatively less to our gross profit in its early stages, as manufacturing volumes are low and result in inefficiencies and unabsorbed manufacturing overhead costs. As volumes increase, the contribution to gross profit and to profit margin often increases due to the ability to leverage improved utilization rates and overhead absorption. In addition, different programs can contribute different gross margins depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the associated products. As a result, our gross margin varies from period to period.

     Over the past several years, we have completed numerous strategic transactions with OEM customers, including, among others, Xerox, Alcatel, Casio and Ericsson. These strategic transactions have expanded our customer base, provided end-market diversification, and contributed to a significant portion of our revenue growth. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. These agreements generally do not require any minimum volumes of purchases by the OEM. We intend to continue to pursue these OEM divestiture transactions in the future.

     We are in continuing discussions with Nortel Networks regarding the potential divestiture to us of nearly all of Nortel’s optical, wireless and enterprise manufacturing operations and related supply chain activities, also referred to as “system houses”. It is currently anticipated that Nortel’s system house activities in Montreal and Calgary (Canada); Campinas (Brazil); Monkstown (North Ireland) and Chateaudon (France) would be transferred to Flextronics. We would assume all the systems integration activities, including the final assembly, testing and repair operations along with related activities, including the management of the supply chain and related suppliers for these locations. We anticipate making cash payments to Nortel in excess of $500 million over a period of from nine to fifteen months to acquire certain inventory and equipment, plus an unspecified amount for intangible assets. In connection with the arrangement to acquire certain assets from Nortel, we expect to enter into a multi-year supply agreement for the production of certain products for Nortel. The completion of this transaction is subject to the ability of the parties to successfully negotiate and then consummate a transaction on mutually agreeable terms.

     On June 8, 2004, Flextronics, The DIRECTV Group, Inc., and Hughes Network Systems, Inc. (a wholly-owned subsidiary of DIRECTV) announced that we have signed an agreement whereby Flextronics will acquire Hughes Network Systems’ majority ownership stake of fifty-five percent (55%) in Hughes Software Systems, or HSS, a provider of software products and services to telecom infrastructure companies.

     HSS reported revenue of Rs3,604 million (approximately US$80 million) and net income of Rs769 million (approximately US$17 million) in its fiscal year ended March 31, 2004.

Flextronics will pay Rs547 per share, with total cash consideration paid to Hughes Network Systems of approximately US$226.5 million. Subject to regulatory approval, the transaction is expected to close no later than October 2004. Pursuant to Indian securities regulations, Flextronics is required to make an open offer on or about June 14, 2004 to purchase an additional twenty percent (20%) of the shares outstanding. There is no obligation for shareholders to accept this open offer and there is no assurance that any shares will be offered for sale to Flextronics. The approximate total purchase price of US$226.5 million to be paid to Hughes Network Systems, along with the open offer of US$82.5 million, assuming an offer price of Rs547.93, is required to be funded by Flextronics on the date the open offer is initiated (on or about June 14, 2004).

     The completion of the Nortel and HSS transactions are subject to the ability of the parties to successfully negotiate and then consummate a transaction on mutually agreeable terms and involves risks and uncertainties including fluctuations in demand for customer products, our ability to meet our customers’ needs on a cost-effective basis and the other risks described previously herein in “Risk Factors.” As with other strategic transactions, we believe the completion of these transactions may have significant impacts to our sales, end-market diversification, margins, results from operations, financial position and working capital.

     The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services has escalated, as an increasing number of OEMs outsourced some or all of their manufacturing requirements. However, many OEMs experienced a significant reduction in demand beginning in 2000, due to the end of the technology boom and the worldwide downturn in economic conditions. This resulted in significant reductions in EMS industry production requirements. In fiscal year 2004, several OEM industries began to experience a return to growth, while others experienced a continued economic downturn. Additionally, severe price pressure on our customers in their end markets has led to increased demand for EMS production capacity in the lower cost regions of the world, such as China, Mexico, and Eastern Europe, where Flextronics has a significant presence. We have responded by making strategic decisions to exit certain activities and involuntarily terminate employees so as to optimize the operating efficiencies that can be provided by our global presence and to reduce our workforce and our manufacturing capacity. Accordingly, we have recognized $540.3 million and $297.0 million of restructuring charges in fiscal year 2004 and fiscal year 2003, respectively, in connection with the various facility closures and consolidations.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8,” Financial Statements and Supplementary Data.”

Long-Lived Assets

     We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to the projected discounted cash flows that the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair value.

     We evaluate goodwill and other intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our impairment evaluations. However, we have recorded impairment charges relating to our restructuring activities as further described in Note 9, “Restructuring and Other Charges,” of the notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Exit Costs

     We recognized restructuring charges in fiscal year 2004, 2003 and 2002, related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these exit activities, we recorded restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. Until December 31, 2002, a liability for the exit costs was recognized at the date of our commitment to the exit plans in accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. We have adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

     Refer to Note 9, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in this document.

	Fiscal Year Ended March 31,
	2004	2003	2002
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%
Cost of sales	94.3	94.5	93.3
Restructuring and other charges	3.3	2.0	3.5

Gross profit	2.4	3.5	3.2
Selling, general and administrative expenses	3.4	3.4	3.4
Intangibles amortization	0.3	0.2	0.1
Restructuring and other charges	0.4	0.3	0.8
Interest and other expense, net	0.5	0.7	0.8
Loss on extinguishment of debt	0.7	—	—

Loss before income taxes	(2.9)	(1.1)	(1.9)
Benefit from income taxes	(0.5)	(0.5)	(0.7)

Net loss	(2.4)%	(0.6)%	(1.2)%

Net sales

     Net sales for fiscal year 2004 totaled $14.5 billion, representing an increase of $1.2 billion, or 9%, from $13.4 billion in fiscal year 2003. The increase in net sales was attributed to the addition of new customer programs and increased customer demand on existing programs, as a consequence of a recovery in worldwide economic conditions in many markets during fiscal year 2004.

     Net sales for fiscal year 2003 totaled $13.4 billion, representing an increase of $0.3 billion, or 2%, from $13.1 billion in fiscal year 2002. The increase in net sales in fiscal year 2003 was attributed to new customer programs, offset slightly by a net reduction in demand from existing customers, as a consequence of the continued downturn in worldwide economic conditions during fiscal year 2003.

Gross profit

     Gross margin for fiscal year 2004 decreased 110 basis points to 2.4% from 3.5% in fiscal year 2003. The 110 basis point decrease in gross margin was primarily attributed to the 130 basis point increase in restructuring and other charges, offset by a 20 basis point decrease in other cost of sales. The restructuring and other charges were related to the consolidation and closure of various facilities, which is described in more detail below in the section entitled, “Restructuring and other charges ”. The 20 basis point reduction in other cost of sales resulted primarily from better absorption of fixed costs that resulted from the restructuring activities and increased net sales.

     Gross margin for fiscal year 2003 increased 30 basis points to 3.5% compared to 3.2% in fiscal year 2002. The 30 basis point increase in gross margin was primarily attributed to the 150 basis point reduction in restructuring and other charges, offset by a 120 basis point increase in other cost of sales. The restructuring and other charges were related to the consolidation and closure of various facilities, which is described in more detail below in the section entitled, “Restructuring and other charges ”.The 120 basis point increase in other cost of sales resulted from the (i) industry pricing pressures as a consequence of excess capacity, (ii) under-absorbed fixed costs caused by under utilization of capacity, resulting in part from the continued decline in demand for customers’ products and (iii) changes in product mix (higher concentration of consumer-related products and a demand driven reduction of information technology and communications infrastructure products). Each of these three factors were a consequence of the continued downturn in worldwide economic conditions during fiscal year 2003.

Restructuring and other charges

     In recent years, we have initiated a series of restructuring activities in light of the global economic downturn. These activities, which are intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency, include:

•	reducing excess workforce and capacity,

•	consolidating and relocating certain manufacturing facilities to lower-cost regions, and

•	consolidating and relocating certain administrative facilities.

     The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and, in some instances, lower costs, and are better utilizing our overall existing manufacturing capacity. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business. Our restructuring activities are substantially complete as of March 31, 2004, and we believe we are realizing our anticipated benefits from these efforts. We continue to monitor our operational efficiency and may utilize similar measures in the future to realign our operations relative to future customer demand. As a result, we may be required to take additional charges in the future. We cannot predict the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and cash flows.

     During fiscal year 2004, we recognized restructuring charges of approximately $540.3 million, which related to the closures and consolidations, and impairment of certain long-lived assets, at various manufacturing facilities. Restructuring charges recorded by reportable geographic region amounted to $215.4 million, $111.3 million and $213.6 million, for the Americas, Asia and Europe, respectively. The involuntary employee terminations identified by reportable geographic region amounted to 2,083 and 3,093 for the Americas and Europe, respectively. Approximately $477.3 million of the restructuring charges were classified as a component of cost of sales.

     During fiscal year 2003 we recognized restructuring charges of approximately $297.0 million related to the closures and consolidations of various manufacturing facilities, and other charges of $7.4 million related to the impairment of investments in certain technology companies. Restructuring and other charges recorded by reportable geographic region amounted to $174.5 million, $1.8 million and $128.1 million, for the Americas, Asia and Europe, respectively. The involuntary employee terminations identified by reportable geographic region amounted to 2,922, 4,896 and 290 for the Americas, Europe and Asia, respectively. Approximately $266.2 million of the amount relating to facility closure was classified as a component of cost of sales.

     During fiscal 2002, we recognized restructuring charges of approximately $530.0 million related to closures of several manufacturing facilities, and other charges of $44.4 million related primarily to the impairment of investments in certain technology companies. The restructuring and other charges recorded by reportable geographic region amounted to $265.8 million, $70.7 million and $237.9 million, for the Americas, Asia and Europe, respectively. The involuntary employee terminations identified by reportable geographic region amounted to 5,844, 5,345 and 2,202 for the Americas, Europe and Asia, respectively. Approximately $464.4 million of the charges relating to facility closures were classified as a component of cost of sales. The restructuring charges recognized in fiscal year 2002 included approximately $66.5 million of inventory impairment charges resulting from customer contracts that were terminated by the Company as a result of various facility closures.

     We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses will be offset in part by reduced revenues at the affected facilities. In addition, we may incur further restructuring charges in the future as we continue to reconfigure our operations in order to address excess capacity concerns, which may materially affect our results of operations in future periods.

     Refer to Note 9, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

Selling, general and administrative expenses

     Selling, general and administrative expenses, or SG&A, for fiscal year 2004 increased by $31.1 million, or 6.8%, to $487.3 million from $456.2 million in fiscal year 2003. SG&A as a percentage of net sales in fiscal year 2004 remained flat at 3.4% from fiscal year 2003. The absolute dollar increase was primarily attributed to the continuing expansion of our ODM service offering, offset by savings generated by our control over discretionary spending combined with efficiencies generated from our restructuring activities.

     SG&A for fiscal year 2003 increased to $456.2 million from $443.6 million in fiscal year 2002. As a percentage of net sales, SG&A in fiscal year 2003 remained flat at 3.4% from fiscal year 2002. The absolute dollar increase in SG&A in fiscal year 2003 was primarily due to various business acquisitions and strategic transactions, which were completed in the second half of fiscal year 2002 and in fiscal year 2003. Additionally, our SG&A costs increased due to the initial costs associated with our investments in resources necessary for our ODM activities. These increases were partially offset by efficiencies resulting from our restructuring activities.

Intangibles amortization

     Amortization of intangible assets for fiscal year 2004 was $36.7 million, which represents an increase of $14.6 million from $22.1 million in fiscal year 2003. The increase is primarily attributed to the amortization expense related to intangible assets acquired through various business acquisitions during fiscal year 2004 and in the second half of fiscal year 2003, in particular due to the completion of our assessment of the value of intangible assets acquired from Telia Companies and Xerox Corporation.

     Goodwill and other intangibles amortization for fiscal year 2003 increased to $22.1 million from $12.6 million in fiscal year 2002. The increase was attributable to amortization expense associated with intangible assets acquired through various business acquisitions completed in the second half of fiscal year 2002 and in fiscal year 2003.

Interest and other expense, net

     Interest and other expense, net for fiscal year 2004 was $77.7 million, a decrease of $15.1 million from $92.8 million in fiscal year 2003. The decrease in net expense resulted from the redemption of $150 million aggregate principal amount of our 8.75% senior subordinated notes due October 2007 in June 2003 and the repurchase of $492.3 million aggregate principal amount of our 9.875% notes in August 2003. During fiscal year 2004, we issued $400 million aggregate principal amount of 6.5% senior subordinated notes due May 2013 and $500 million aggregate principal amount of 1% convertible subordinated notes due August 2010.

     Interest and other expense, net, for fiscal year 2003 was relatively unchanged from $91.9 million in fiscal year 2002.

Loss on early extinguishment of debt

     We recognized a loss on early extinguishment of debt of $103.9 million during fiscal year 2004. During the first quarter of fiscal year 2004, we used a portion of the net proceeds from our issuance of $400 million of 6.5% senior subordinated notes due May 2013 in May 2003 to redeem our entire $150 million aggregate principal amount of 8.75% senior subordinated notes due October 2007. During the second quarter of fiscal year 2004, we used a portion of the net proceeds from our issuance in August 2003 of the $500 million aggregate principal amount of the 1% convertible subordinated notes due May 2013 and other sources to repurchase $492.3 million aggregate principal amount, or 98.5% of the outstanding amount, of our 9.875% senior subordinated notes due July 2010.

Provision for income taxes

     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. See Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

     Our consolidated effective tax rate was a benefit of 16%, 43% and 37% for fiscal years 2004, 2003 and 2002, respectively. Excluding the restructuring and other charges as well as loss on early extinguishment of debt, the effective income tax rate was 10% for fiscal years 2004, 2003 and 2002. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries primarily in China, Hungary and Malaysia.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004 we had cash and cash equivalents balances totaling $615.3 million, total bank and other debts amounting to $1.7 billion and $855.6 million available for borrowing under our credit facilities subject to compliance with certain financial covenants.

     Cash provided by operating activities was $187.7 million, $607.8 million and $858.9 million in fiscal years 2004, 2003 and 2002, respectively. Working capital as of March 31, 2004 and March 31, 2003, was approximately $884.8 million and $897.7 million, respectively. During fiscal year 2004, cash provided by operating activities reflected increase in trade payables and other current liabilities of approximately $535.7 million, offset by increases in accounts receivable and inventory of approximately $380.7 million and $40.3 million, respectively. During fiscal year 2003, cash provided by operating activities reflected reductions in accounts receivable and inventory of approximately $449.5 million and $150.7 million, respectively, offset by reductions in trade payables and other current liabilities of approximately $338.4 million. During fiscal year 2002, cash provided by operating activities reflected reductions in accounts receivable and inventory of approximately $215.3 million and $494.8 million, respectively, as well as increases in trade payables and other current liabilities of approximately $643.6 million.

     Cash used in investing activities was $403.8 million, $813.0 million, and $1.1 billion in fiscal year 2004, fiscal year 2003 and fiscal year 2002, respectively. Cash used in investing activities in fiscal year 2004 primarily related to:

•	net capital expenditures of $181.5 million to purchase manufacturing equipment for continued expansion of manufacturing facilities in certain lower-cost, high-volume centers, primarily Asia, and for expansion of our industrial parks primarily in China and Poland.

•	payments of $120.0 million for acquisitions of businesses;

•	other investments and notes receivable of $102.3 million;

     Cash used in investing activities in fiscal year 2003 primarily related to:

•	net capital expenditures of $208.3 million for the purchase of equipment and our continued expansion of our high volume manufacturing facilities in lower cost regions, primarily Asia,

•	payments of $501.6 million for acquisitions of businesses, primarily NatSteel Broadway and;

•	payments of $95.0 million for investments and notes receivable primarily related to our participation in our trade receivables securitization program.

     Cash used in investing activities in fiscal year 2002 principally related to the following:

•	$330.4 million of net capital expenditures to purchase equipment and the continued expansion of our manufacturing facilities worldwide, primarily the expansion of Industrial Parks in China, Hungary and Poland;

•	$396.3 million for purchases of manufacturing facilities and related asset purchases, related to our acquisitions of several manufacturing operations from Ericsson and Alcatel;

•	$314.5 million for acquisitions of businesses, primarily related to Xerox and the Telia Companies; and

•	$62.6 million of other investments and notes receivable primarily related to our accounts receivable securitization program.

     We also received proceeds of $20.6 million from the sale of marketable securities in fiscal year 2002.

     Financing activities generated $394.8 million in fiscal year 2004. Cash provided by financing activities during fiscal year 2004 primarily related to the following:

•	issuance of 6.5% senior subordinated notes due May 2013 in May 2003, which generated net proceeds of $393.7 million;

•	issuance of 1% convertible subordinated notes due August 2010 in August 2003, which generated net proceeds of $484.7 million;

•	proceeds of $220 million from borrowing under our new credit facilities;

•	proceeds of $61.1 million from the sale of ordinary shares under our employee stock plans;

•	redemption of 8.75% senior subordinated notes due October 2007, which used $156.6 million; and

•	repurchase of $492.3 million in aggregate principal amount of our 9.875% senior subordinated notes due July 2010.

     In connection with the early extinguishments of those notes, we incurred a loss of approximately $103.9 million, of which $91.6 million was paid in cash during the first six months of fiscal year 2004.

     Net cash used in financing activities was $103.5 million in fiscal year 2003, compared to net cash provided by financing activities of $369.3 million in fiscal year 2002. Cash used in financing activities during fiscal year 2003 primarily related to repayments of debt obligations of approximately $1.0 billion, offset by additional borrowings of $893.0 million, which included the issuance of $200.0 million zero coupon, zero yield, convertible junior subordinated notes due 2008, and $27.9 million in proceeds from the issuance of our ordinary shares pursuant to our employee stock plans.

     Our working capital requirements and capital expenditures could increase in order to support future expansions of our operations and our potential strategic transactions with Nortel Networks and HSS, as discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” It is possible that future acquisitions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures by us for new equipment, the extent to which we utilize operating leases for the new facilities and equipment, the extent of cash charges associated with future restructuring activities and levels of shipments and changes in volumes of customer orders.

     We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facility will be sufficient to fund our operations through at least the next twelve months. Historically, we have funded our operations and acquisitions from the proceeds of public offerings of equity and debt securities, cash and cash equivalents generated from operations, bank debt, sales of accounts receivable and capital equipment lease financings. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. The sale of equity or convertible debt securities could result in dilution to our current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of our ordinary shares, and the terms of this debt could impose restrictions on our operations. Such financings and other transactions may not be available on terms acceptable to us or at all.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     In March 2004, we renewed and increased our existing revolving credit facility with a syndicate of domestic and foreign banks from $880.0 million to $1.1 billion. The credit facility consists of two separate credit agreements, one providing for up to $550.0 million principal amount of revolving credit loans to us and designated subsidiaries; and one providing for up to $550.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. This credit facility is a four-year facility expiring in March 2008. Borrowings under the credit facility bear interest, at our option, either at (i) the base rate (as defined in the credit facility; or 4.5% as of March 31, 2004); or (ii) the LIBOR rate (as defined in the credit facility; or 1.09% as of March 31, 2004) plus the applicable margin for LIBOR loans ranging between 0.75% and 2.25%, based on our credit ratings and facility usage. We are required to pay a quarterly commitment fee ranging from 0.15% to 0.50% per annum, based on our credit ratings, of the unutilized portion of the credit facility.

     The credit facility is unsecured, and contains certain restrictions on our ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The credit facility also requires that we maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum ratio of fixed charge coverage, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by us and certain of our subsidiaries. As of March 31, 2004, there was $220.0 million outstanding under the credit facility.

     As of March 31, 2004, our outstanding debt obligations included: (i) borrowings outstanding related to our senior subordinated notes, (ii) borrowings outstanding related to our convertible junior subordinated notes, (iii) amounts drawn by subsidiaries on various lines of credit, (iv) equipment financed under capital leases and (v) other term obligations, including mortgage loans. Additionally, we have leased certain of our facilities under operating lease commitments. Future payments due under our debt and lease obligations are as follows:

		Less than			Greater than
(in thousands)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual obligations:
Long term debt obligations	$1,705,464	$96,287	$229,909	$287,856	$1,091,412
Capital lease obligations	24,746	9,036	13,267	1,039	1,404
Operating leases, net of subleases	360,313	61,089	78,042	47,319	173,863

Total contractual cash obligations	$2,090,523	$166,412	$321,218	$336,214	$1,266,679

     We have entered into agreements with respect to properties located in Mexico and Texas, which were historically accounted for as operating leases. Construction on both properties has been completed. The amounts outstanding on the Mexico and Texas properties as of March 31, 2004 were $22.9 million and $67.0 million, respectively. Upon the expiration of these leases in 2006 and 2007, we may renew the leases for an additional five years subject to certain approvals and conditions, or arrange a sale of the buildings to a third party. We also have the right to purchase the buildings at cost at the end of the lease terms, or to terminate the leases at any time by paying the outstanding termination value. We have provided a residual value guarantee, which means that if the building is sold to a third party, we are responsible for making up any shortfall between the actual sales price and the amount funded under the leases. The maximum potential amount of the residual value guarantee is $76.4 million. In fiscal year 2004, we recorded the properties as fixed assets and also recorded the related debt. Refer to Note 13, “Consolidation of Variable Interest Entities,” of the Notes to Consolidated Financial Statements.

     We continuously sell a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. Our share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2005, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. We sold $328.0 million of our accounts receivable as of March 31, 2004, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. We received net cash proceeds of $172.1 million from the unaffiliated financial institution for the sale of these receivables. We have a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and our own investment participation, the total of which was $161.6 million as of March 31, 2004. The accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

RELATED PARTY TRANSACTIONS

     Since June 2002, neither the Company nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to that time, we extended loans to several of our executive officers. Each loan was evidenced by a promissory note in favor of Flextronics and was generally secured by a deed of trust on property of the officer. Certain notes were non-interest bearing and others had interest rates ranging from 2.48% to 5.85%. The remaining outstanding balance of the loans, including accrued interest, as of March 31, 2004, was approximately $9.5 million. Additionally, in connection with an investment partnership, the Company made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan was evidenced by a full-recourse promissory note in favor of the Company. Interest rates on the notes ranged from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of March 31, 2004 was approximately $2.2 million.

NEW ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with and initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operation or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to the greater of 20% of the total investment portfolio or $10.0 million in any single institution. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2004, the outstanding amount in the investment portfolio was $131.0 million, comprised mainly of money market funds with an average return of 0.93% for dollar investments and 1.90% for Euro investments. A hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

     We had a portfolio of fixed and variable rate debt of approximately $1.7 billion as of March 31, 2004, of which approximately 78% related to fixed rate debt obligations. Our fixed rate debt consists primarily of $588.7 million of senior subordinated notes with a weighted average interest rate of 7.55%, $200.0 million of zero coupon, zero yield, convertible junior subordinated notes, $500 million of 1% coupon convertible subordinated notes, and $56.8 million of other fixed rate obligations. As of March 31, 2004, the approximate fair values of our 9.875% notes, 9.75% notes and 6.5% notes based on broker trading prices were 115.5%, 111.5% and 105.25% of their face values on March 31, 2004, respectively. Our variable rate debt includes demand notes, mortgage loans and certain variable lines of credit. These credit lines are located throughout the world and are based on a spread over that country’s inter bank-offering rate. Our variable rate debt instruments create exposures for us related to interest rate risk. As of March 31, 2004, the balance outstanding on our variable rate debt obligation was approximately $383.2 million. A hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

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

     We try to maintain a fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward contracts is minimized since all contracts are with large financial institutions. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged. The fair value of currency forward contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2004 amounted to $1.5 billion with a fair value on the balance sheet of an asset of $8.9 million. The majority of these foreign exchange contracts expire in less than one month and almost all expire within three months. They will settle in Euro, British pound, Hungarian forint, Japanese yen, Malaysian ringgit, Norwegian kronor, Polish zloty, Singapore dollar, South African rand, Swedish krona, Swiss franc, Thai baht and U.S. dollar.

     Based on our overall currency rate exposures at March 31, 2004, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd., and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and Subsidiaries (the “Company”) as of March 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. Our audits also included the fiscal 2004 and 2003 consolidated financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The consolidated financial statements and the financial statement schedule for the year ended March 31, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that such fiscal 2002 financial statement schedule, when considered in relation to the fiscal 2002 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated April 25, 2002.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the fiscal 2004 and 2003 consolidated financial statement schedule, when considered in relation to the fiscal 2004 and 2003 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
June 14, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP, the Company’s former independent accountants, in connection with the Company’s Annual Report on Form 10-K for the year ended March 31, 2002. This audit report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided consent to the inclusion of its report in this Form 10-K. The consolidated balance sheet as of March 31, 2002, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended March 31, 2000 and the information in the financial statement schedule (Schedule II — Valuation and Qualifying Accounts) for the year ended March 31, 2001, each of which is referenced in the audit report, are not included in the Company’s Form 10-K for the year ended March 31, 2004.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Flextronics International Ltd.:

     We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. (a Singapore Company) and subsidiaries (collectively the “Company”) as of March 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the consolidated statement of operations, shareholders’ equity and cash flows of The DII Group, Inc., a company acquired during fiscal year 2001 in a transaction accounted for as a pooling of interests, for the year ended January 2, 2000, as discussed in Note 11. Such statements are included in the consolidated financial statements of Flextronics International Ltd. and reflect total revenues of 19% of the related consolidated total for the year ended March 31, 2000. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for The DII Group, Inc., is based solely upon the report of the other auditors.

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

ARTHUR ANDERSEN LLP

San Jose, California
April 25, 2002

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of March 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$615,276	$424,020
Accounts receivable, less allowance for doubtful accounts of $38,736 and $37,626 as of March 31, 2004, and 2003, respectively	1,871,637	1,417,086
Inventories	1,179,513	1,141,559
Deferred income taxes	14,244	29,153
Other current assets	581,063	466,942

Total current assets	4,261,733	3,478,760
Property and equipment, net	1,625,000	1,965,729
Deferred income taxes	604,785	415,041
Goodwill	2,653,372	2,121,997
Other intangible assets, net	68,060	70,913
Other assets	370,987	341,664

Total assets	$9,583,937	$8,394,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$96,287	$52,484
Current portion of capital lease obligations	8,203	7,622
Accounts payable	2,145,174	1,601,923
Accrued payroll	263,949	231,481
Other current liabilities	863,304	687,509

Total current liabilities	3,376,917	2,581,019
Long-term debt, net of current portion	1,609,177	1,041,944
Capital lease obligation, net of current portion	15,084	7,909
Other liabilities	215,546	221,212
Commitments and contingencies (Note 6)
Shareholders’ equity
Ordinary shares, S$0.01 par value; authorized – 1,500,000,000 shares; issued and outstanding – 529,944,282 and 520,228,062 shares as of March 31, 2004, and 2003, respectively	3,135	3,078
Additional paid-in capital	5,014,990	4,948,601
Accumulated deficit	(722,471)	(370,093)
Accumulated other comprehensive income (loss)	78,105	(33,419)
Deferred compensation	(6,546)	(6,147)

Total shareholders’ equity	4,367,213	4,542,020

Total liabilities and shareholders’ equity	$9,583,937	$8,394,104

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2004	2003	2002
Net sales	$14,530,416	$13,378,699	$13,104,847
Cost of sales	13,704,576	12,650,402	12,224,969
Restructuring and other charges	477,305	266,244	464,391

Gross profit	348,535	462,053	415,487
Selling, general and administrative expenses	487,287	456,199	443,586
Intangibles amortization	36,715	22,146	12,615
Restructuring and other charges	63,043	38,167	110,035
Interest and other expense, net	77,700	92,780	91,853
Loss on early extinguishment of debt	103,909	—	—

Loss before income taxes	(420,119)	(147,239)	(242,602)
Benefit from income taxes	(67,741)	(63,786)	(88,854)

Net loss	$(352,378)	$(83,453)	$(153,748)

Net loss per share:
Basic and diluted	$(0.67)	$(0.16)	$(0.31)

Weighted average shares used in computing per share amounts:
Basic and diluted	525,318	517,198	489,553

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fiscal Year Ended March 31,
	2004	2003	2002
Net loss	$(352,378)	$(83,453)	$(153,748)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	105,963	127,518	(44,450)
Unrealized gain (loss) on investment and derivatives, net of taxes	5,561	(1,223)	(3,799)

Comprehensive income (loss)	$(240,854)	$42,842	$(201,997)

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Retained	Accumulated
			Additional	earning /	other		Total
			paid-in	(accumulated	comprehensive	Deferred	shareholders'
	Shares	Amount	capital	deficit)	income (loss)	compensation	equity
BALANCE AT MARCH 31, 2001	476,371	$2,841	$4,266,938	$(132,892)	$(106,526)	$—	$4,030,361
Issuance of ordinary shares for acquisitions	7,885	45	182,544	—	—	—	182,589
Exercise of stock options	7,989	44	42,227	—	—	—	42,271
Ordinary shares issued under Employee Stock Purchase Plan	767	4	15,407	—	—	—	15,411
Sales of ordinary shares in public offering, net of offering costs	20,000	109	503,691	—	—	—	503,800
Repurchase of equity instrument (Note 9)	—	—	(112,000)	—	—	—	(112,000)
Net loss	—	—	—	(153,748)	—	—	(153,748)
Unrealized gain (loss) on investment and derivative instruments, net of taxes	—	—	—	—	(3,799)	—	(3,799)
Foreign currency translation adjustments	—	—	—	—	(49,389)	—	(49,389)

BALANCE AT MARCH 31, 2002	513,012	3,043	4,898,807	(286,640)	(159,714)	—	4,455,496

Issuance of ordinary shares for acquisitions	1,639	3	14,709	—	—	—	14,712
Exercise of stock options	4,567	26	17,970	—	—	—	17,996
Ordinary shares issued under Employee Stock Purchase Plan	1,010	6	9,883	—	—	—	9,889
Net loss	—	—	—	(83,453)	—	—	(83,453)
Deferred stock compensation	—	—	7,232	—	—	(7,232)	—
Amortization of deferred stock compensation	—	—	—	—	—	1,085	1,085
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(1,223)	—	(1,223)
Foreign currency translation adjustments, net of taxes	—	—	—	—	127,518	—	127,518

BALANCE AT MARCH 31, 2003	520,228	3,078	4,948,601	(370,093)	(33,419)	(6,147)	4,542,020

Issuance of ordinary shares for acquisitions	517	2	3,160	—	—	—	3,162
Exercise of stock options	8,235	49	54,776	—	—	—	54,825
Ordinary shares issued under Employee Stock Purchase Plan	718	5	6,283	—	—	—	6,288
Issuance of restricted shares	246	1	(1)	—	—	—	—
Net loss	—	—	—	(352,378)	—	—	(352,378)
Deferred stock compensation	—	—	2,171	—	—	(2,171)	—
Amortization of deferred stock compensation	—	—	—	—	—	1,772	1,772
Unrealized gain on investment and derivatives, net of taxes	—	—	—	—	5,561	—	5,561
Foreign currency translation adjustments, net of taxes	—	—	—	—	105,963	—	105,963

BALANCE AT MARCH 31, 2004	529,944	$3,135	$5,014,990	$(722,471)	$78,105	$(6,546)	$4,367,213

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(352,378)	$(83,453)	$(153,748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment charges	662,798	419,086	483,631
Loss (gain) on sale of equipment	(2,206)	(1,200)	2,258
Provision for doubtful accounts	1,256	2,647	3,664
Provision for lower of cost of market of inventories	15,806	4,891	4,977
Equity in earnings (losses) of associated companies and other charges	(181)	27,086	150,130
Amortization of deferred stock compensation	1,772	1,085	—
Deferred income taxes	(97,171)	(92,798)	(182,677)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(381,948)	496,193	(163,712)
Inventories	(56,108)	184,710	639,954
Other assets	(139,691)	127,535	(242,242)
Accounts payable and other current liabilities	535,749	(477,998)	316,673

Net cash provided by operating activities	187,698	607,784	858,908

Cash flows from investing activities:
Purchases of property and equipment, net of disposition	(181,461)	(208,311)	(330,392)
Purchases of OEM facilities and related assets	—	(8,143)	(396,346)
Acquisition of businesses, net of cash acquired	(119,983)	(501,602)	(314,498)
Other investments and notes receivable	(102,323)	(94,990)	(42,024)

Net cash used in investing activities	(403,767)	(813,046)	(1,083,260)

Cash flows from financing activities:
Bank borrowings and proceeds from long-term debt	1,446,592	892,961	1,268,564
Repayments of bank borrowings and long-term debt	(1,008,692)	(1,000,159)	(1,314,881)
Repayment of capital lease obligations	(12,613)	(24,231)	(33,822)
Payment for early extinguishment of debt	(91,647)	—	—
Proceeds from exercise of stock options and Employee Stock Purchase Plan	61,113	27,885	57,682
Net proceeds from issuance of ordinary shares in public offering	—	—	503,800
Repurchase of equity instrument	—	—	(112,000)

Net cash provided by (used in) financing activities	394,753	(103,544)	369,343

Effect of exchange rate on cash	12,572	(12,298)	(31,455)

Net increase (decrease) in cash and cash equivalents	191,256	(321,104)	113,536
Cash and cash equivalents, beginning of year	424,020	745,124	631,588

Cash and cash equivalents, end of year	$615,276	$424,020	$745,124

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY

     Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) that span a broad range of products and industry segments, including cellular phones, printers and imaging, telecom/datacom infrastructure, medical, automotive, industrial systems and consumer electronics. The Company’s strategy is to provide customers with a complete range of services that are designed to meet their product requirements throughout their product development life cycle. The Company’s provides customers with global end-to-end supply chain services that include design and related engineering, new product introduction, manufacturing, and logistics with the goal of delivering a complete packaged product. The Company also provides after-market services such as repair and warranty services as well as network and communications installation and maintenance.

     In addition to the assembly of printed circuit boards and complete systems and products, the Company’s manufacturing services include the fabrication and assembly of plastic and metal enclosures, the fabrication of printed circuit boards and backplanes and the fabrication and assembly of photonics components. The Company also provides contract design and related engineering services which include all aspects of product design including industrial and mechanical design, hardware design, embedded and application software development, semiconductor design, system validation and test development through which it offers its customers the choice of full product development, system integration, cost reductions and software application development.

     In addition, the Company combines its design and manufacturing services to design, develop and manufacture complete products, such as cellular phones and other consumer-related devices, which are sold by its OEM customers under the OEMs’ brand names. This service offering is referred to original design manufacturing (ODM).

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

     Revenue from manufacturing services is recognized upon shipment of the manufactured product to the Company’s customers, under contractual terms, which are FOB shipping point. Revenue from other services and after-market services is recognized when the services have been performed. Upon shipment, title transfers and the customer assumes the risks and rewards of ownership of the product.

Cash, Cash Equivalents and Investments

     All highly liquid investments with maturities of three months or less from original dates of purchase are carried at fair market value and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking and money market accounts and certificates of deposit.

     Cash and cash equivalents consisted of the following:

	As of March 31,
	2004	2003
	(in thousands)
Cash and bank balances	$596,259	$233,629
Money market funds	14,501	180,727
Certificates of deposits	4,516	9,664

	$615,276	$424,020

     The Company also has certain investments in non-publicly traded technology companies. These investments are included within Other Assets in the Company’s consolidated balance sheet and are carried at cost. As of March 31, 2004 and 2003, the investments totaled $41.9 million and $23.7 million, respectively. The Company continuously monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During fiscal year 2003 and 2002, the Company recorded charges of $7.4 million and $38.4 million, respectively, for other than temporary impairment of its investments in certain of these non-publicly traded companies. See Note 9, “Restructuring and Other Charges” for further discussion.

Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash and cash equivalents, and investments. The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of its credit evaluations. In fiscal year 2004, Hewlett-Packard and Sony-Ericsson each accounted for approximately 12% of the net sales. In fiscal year 2003, Hewlett-Packard and Sony-Ericsson accounted for approximately 12% and 11% of net sales, respectively. In fiscal year 2002, Ericsson accounted for approximately 15% of net sales. No other customer accounted for more than 10% of net sales in the periods ended March 31, 2004, 2003 and 2002. The Company’s ten largest customers accounted for approximately 64%, 67% and 64% of its net sales, in fiscal years 2004, 2003 and 2002, respectively. The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. These financial institutions are located in many different locations throughout the world.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market provisions, were as follows:

	As of March 31,
	2004	2003
	(in thousands)
Raw materials	$622,905	$692,881
Work-in-progress	242,435	231,738
Finished goods	314,173	216,940

	$1,179,513	$1,141,559

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (three to thirty years), with the exception of building leasehold improvements, which are amortized over the life of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following:

	As of March 31,
	2004	2003
	(in thousands)
Machinery and equipment	$1,333,578	$1,495,633
Buildings	741,692	770,057
Leasehold improvements	86,133	94,901
Computer equipment and software	232,129	230,695
Land and other	358,646	373,369

	2,752,178	2,964,655
Accumulated depreciation and amortization	(1,127,178)	(998,926)

Property and equipment, net	$1,625,000	$1,965,729

     Total depreciation expense associated with property and equipment is approximately $311.4 million and $327.4 million for fiscal year 2004 and 2003, respectively.

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangibles

     The Company adopted SFAS No. 142 in the first quarter of fiscal year 2002 and no longer amortizes goodwill. Goodwill of the reporting units is tested for impairment on an annual basis and between annual tests in certain circumstances. In November 2002, the date of the test was changed from March 31st to January 31st to enable the Company to meet its public reporting requirements. The Company believes that the accounting change described above is to an alternative accounting principal that is preferable under the circumstances and that the change is not intended to delay, accelerate or avoid an impairment charge. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units are determined in accordance with SFAS 142 and represent components of the Company for which discrete financial information is available to management, and for which management regularly reviews the operating results. For purpose of the annual goodwill impairment evaluation, the Company has identified two separate reporting units: Electronic Manufacturing Services and Network Services. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential likelihood that some or all of its goodwill would be considered impaired.

     The following table summarizes the activity in the Company’s goodwill account during fiscal year 2004 and 2003:

	Fiscal Year Ended March 31,
	2004	2003
	(in thousands)
Balance, beginning of the year,	$2,121,997	$1,489,449
Additions	450,959	544,090
Reclassification to other intangibles *	(2,381)	(22,000)
Foreign currency translation adjustments	82,797	112,532
Write-offs **	—	(2,074)

Balance, end of the year,	$2,653,372	$2,121,997

*	Reclassifications to other intangibles are the result of completing the final allocation of the Company’s intangible assets purchased through certain business combinations in a period subsequent to the respective period of acquisition, based on third-party valuations.

**	Write-offs include amounts related to our restructuring activities as further discussed in Note 9, “Restructuring and Other Charges.”

     All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. An impairment loss shall be recognized if the carrying amount of an intangible is not recoverable and its carrying amount exceeds its fair value. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles and are amortized on a straight-line basis. Patents and trademarks and developed technologies are amortized over periods up to ten years, while contractual agreements and other intangibles are amortized over periods ranging from five to ten years. No residual value is estimated for the intangible assets. During fiscal year 2004, there were $27.1 million of additions to intangible assets, primarily related to purchased patents, license agreements and certain contractual agreements in connection with certain acquisitions completed in fiscal year 2004. The value of the Company’s intangible assets purchased through business combinations is principally determined based on third-party valuations of the net assets acquired. The Company is in the process of determining the value of its intangible assets acquired from various acquisitions completed in fiscal year 2004 and expects to complete this by the end of the first quarter of fiscal year 2005. The components of intangible assets are as follows:

	As of March 31, 2004			As of March 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Intangible assets:
Contractual agreements	$77,706	$(31,584)	$46,122	$61,629	$(10,875)	$50,754
Patents and trademarks	2,611	(536)	2,075	161	(34)	127
Developed technologies	500	(84)	416	7,633	(5,546)	2,087
Other acquired intangibles	31,520	(12,073)	19,447	47,639	(29,694)	17,945

Total	$112,337	$(44,277)	$68,060	$117,062	$(46,149)	$70,913

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Expected future estimated annual amortization expense is as follows:

Amount
Fiscal years ending March 31,	(in thousands)
2005	$28,872
2006	14,939
2007	11,602
2008	4,925
2009	1,981
Thereafter	5,741

Total amortization expenses	$68,060

Derivative Instruments and Hedging Activities

     On April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. All derivative instruments are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in shareholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

     The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in non-functional currencies. The Company has established currency risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign currency exchange rates. The Company enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable and accounts payable, and cash flows denominated in non-functional currencies.

     As of March 31, 2004, the fair value of these short-term foreign currency forward contracts was recorded as an asset amounting to $8.9 million. At the same date, the Company had recorded in other comprehensive income (loss) deferred losses of approximately $2.0 million relating to the Company’s foreign currency forward contracts. These losses are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial.

Trade Receivables Securitization

     The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2005, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250 million. The Company has a recourse obligation that is

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation. Refer to Note 6, “Commitments and Contingencies,” for further discussion.

Accounting for Stock-Based Compensation

     At March 31, 2004, the Company had six stock-based employee compensation plans, which are more fully described in Note 8, “Shareholders’ Equity.” The Company accounts for its stock option awards to employees under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB Opinion No. 25. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Fiscal Year Ended March 31,
	2004	2003	2002
	(in thousands)
Net loss, as reported	$(352,378)	$(83,453)	$(153,748)
Less: Fair value compensation costs, net of taxes	(52,851)	(71,826)	(67,177)

Proforma net loss	$(405,229)	$(155,279)	$(220,925)

Basic and diluted net loss per share:
As reported	$(0.67)	$(0.16)	$(0.31)

Proforma	$(0.77)	$(0.30)	$(0.45)

     In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal years 2004, 2003 and 2002 were estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions. The fiscal year 2003 proforma net loss and net loss per share presented above have been revised. The changes did not impact the Company’s consolidated statements of operations in 2003.

	Fiscal Year Ended March 31,
	2004	2003	2002
Volatility	84.8%	77.0%	62.0%
Risk-free interest rate	2.3%	3.8%	6.3%
Dividend yield	0.0%	0.0%	0.0%
Expected option lives	3.8 years	3.6 years	9.6 years

     The following weighted average assumptions are used in estimating fair value related to shares issued under employee stock purchase plans:

	Fiscal Year Ended March 31,
	2004	2003
Volatility	44.0%	44.0%
Risk-free interest rate	1.4%	1.1%
Dividend yield	0.0%	0.0%
Expected option lives	0.5 years	0.5 years

     Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net loss and net loss per share disclosures may not reflect the associated fair value of the outstanding options.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company provides restricted stock grants to key employees under its 2002 Interim Incentive Plan. Shares awarded under the plan vest in installments over a five-year period and unvested shares are forfeited upon termination of employment. During fiscal year 2004, 210,000 shares of restricted stock were granted with a fair value on the date of grant of $10.34 per share. During fiscal year 2003, 1,230,000 shares of restricted stock were granted with a fair value on the date of grant of $5.88 per share. The unearned compensation associated with the restricted stock grants was $6.5 million and $6.1 million as of March 31, 2004 and March 31, 2003, respectively. The amounts are included in shareholders’ equity as a component of additional paid-in capital. Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant. In fiscal year 2004 and fiscal year 2003, compensation expense related to the restricted stock grants amounted to $1.8 million and $1.1 million, respectively.

Net Loss Per Share

     Basic income (loss) per share is computed using the weighted average number of ordinary shares outstanding during the applicable periods.

     Diluted income (loss) per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options and other equity instruments, computed using the treasury stock method, as well as shares issuable upon conversion of debt instruments.

     Net loss per share was computed as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Basic and diluted net loss per share:
Net loss	$(352,378)	$(83,453)	$(153,748)
Shares used in computation:
Weighted-average ordinary shares outstanding	525,318	517,198	489,553

Basic and diluted net loss per share	$(0.67)	$(0.16)	$(0.31)

     Due to the Company’s reported net losses, the ordinary share equivalents from stock options to purchase 13,668,419, 8,730,635, and 19,285,683 shares outstanding were excluded from the computation of diluted earnings per share during fiscal years 2004, 2003 and 2002, respectively because the inclusion would be anti-dilutive for the periods.

     Also, the ordinary share equivalents from stock options to purchase 14,750,432, 26,010,567 and 13,634,606 shares outstanding during fiscal years 2004, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

     Additionally, ordinary share equivalents from convertible debt and other equity instruments of 19,898,893, 809,772 and 1,374,358 shares outstanding were anti-dilutive for fiscal years 2004, 2003 and 2002, respectively, and therefore not assumed to be converted for diluted earnings per share computation. The ordinary share equivalents from the 1% convertible subordinated notes due August 2010 are excluded from the computation of diluted earnings per share due to its anti-dilutive nature. The Company has the positive intent and ability to settle the face value of the notes in cash and to settle any conversion spread (excess of conversion value over face value) in stock.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements

Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No.149, ''Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.’’ SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with and initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, ''Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’’ SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operation or cash flows.

3. SUPPLEMENTAL CASH FLOW DISCLOSURES

     The following table represents supplemental cash flow disclosure and non-cash investing and financing activities during the fiscal year:

	Fiscal Year Ended March 31,
	2004	2003	2002
	(in thousands)
Net cash paid for:
Interest	$89,244	$107,395	$120,399
Income taxes	$36,356	$11,348	$22,157
Non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$18,713	$—	$3,921
Issuance of ordinary shares for acquisition of businesses	$3,162	$14,712	$182,589

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BANK BORROWINGS AND LONG-TERM DEBT

     Bank borrowings and long-term debt was comprised of the following:

	As of March 31,
	2004	2003
	(in thousands)
Short term bank borrowings	$89,335	$40,314
0.00% convertible junior subordinated notes	200,000	200,000
9.875% senior subordinated notes, net of discount	7,659	497,172
9.75% Euro senior subordinated notes	181,422	160,192
8.75% senior subordinated notes	—	150,000
1.00% convertible subordinated notes	500,000	—
6.50% senior subordinated notes	399,650	—
Outstanding under revolving lines of credit	220,000	—
Other	107,398	46,750

	1,705,464	1,094,428
Current portion	(96,287)	(52,484)

Non-current portion	$1,609,177	$1,041,944

     Maturities for the Company’s bank borrowings and other long-term debt are as follows:

Amount
Fiscal years ending March 31,	(in thousands)
2005	$96,287
2006	6,665
2007	223,244
2008	287,412
2009	444
Thereafter	1,091,412

Total	$1,705,464

Revolving Credit Facilities and Other Credit Lines

     In March 2004, the Company renewed and increased its revolving credit facility with a syndicate of domestic and foreign banks from $880 million to $1.1 billion. The credit facility consists of two separate credit agreements, one providing for up to $550 million principal amount of revolving credit loans to the Company and designated subsidiaries; and one providing for up to $550 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. This credit facility is a four-year facility expiring in March 2008. Borrowings under the credit facility bear interest, at the Company’s option, either at (i) the base rate (as defined in the credit facility; or 4.5% as of March 31, 2004); or (ii) the LIBOR rate (as defined in the credit facility; or 1.09% as of March 31, 2004) plus the applicable margin for LIBOR loans ranging between 0.75% and 2.50%, based on our credit ratings and facility usage. The Company is required to pay a quarterly commitment fee ranging from 0.15% to 0.50% per annum, based on the Company’s credit ratings, of the unutilized portion of the credit facility.

     The credit facility is unsecured, and contains certain restrictions on the Company’s ability to (i) incur certain debt, (ii) make certain investments and (iii) make certain acquisitions of other entities. The credit facility also requires that the Company maintain certain financial covenants, including, among other things, a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation, and amortization), and a minimum ratio of fixed charge coverage, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2004, there was $220.0 million outstanding under the credit facility.

     Certain subsidiaries of the Company have various lines of credit available with annual interest rates ranging from 2.03% to 5.49%. These lines of credit expire on various dates through 2008. The Company also has term loans with annual interest rates ranging from 2.0% to 5.49%. These lines of credit and term loans are primarily secured by assignment of account receivables and assets.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     1.0% Convertible Subordinated Notes

     In August 2003, the Company issued $500.0 million aggregate principal amount of its 1% convertible subordinated notes due August 2010. The notes are convertible at any time prior to maturity into ordinary shares of the Company’s stock at a conversion price of $15.525 (subject to certain adjustments). The Company used a portion of the net proceeds from this issuance and other cash sources to repurchase $492.3 million aggregate principal amount, or 98.5%, of its outstanding 9.875% senior subordinated notes due July 2010. In connection with the repurchase, the Company incurred a loss of approximately $95.2 million during second quarter of fiscal year 2004 associated with the early extinguishment of the notes.

     6.5% Senior Subordinated Notes

     In May 2003, the Company issued $400.0 million aggregate principal amount of its 6.5% senior subordinated notes due May 2013. In June 2003, the Company used $156.6 million of the net proceeds from the issuance to redeem all of its outstanding 8.75% senior subordinated notes due October 2007, of which $150.0 million aggregate principal was outstanding. In connection with the redemption, the Company incurred a loss of approximately $8.7 million during first quarter of fiscal year 2004 associated with the early extinguishment of the notes.

     The indentures relating to the Company’s outstanding senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, and (iv) make distributions or pay dividends. The covenants are subject to a number of significant exceptions and limitations.

     Zero Coupon Convertible Junior Subordinated Notes

     In March 2003, the Company issued $200.0 million, zero coupon, zero yield, convertible junior subordinated notes maturing in March 2008. The notes are callable by the Company after three years and do not provide a put option prior to maturity. The notes are convertible into ordinary shares at a conversion price of $10.50 per share and are payable in cash or stock at maturity, at the Company’s option.

     Mortgages

     The Company has financed the purchase of certain facilities with mortgages. The mortgages have terms of up to 15 years and annual interest rates up to 7.2% and are secured by the underlying properties with a net book value of approximately $5.8 million at March 31, 2004.

     As of March 31, 2004, the approximate fair values of the Company’s 9.875% notes, 9.75% notes 6.5% notes, and 1% convertible notes based on broker trading prices were 115.5%, 111.5%, 105.25% and 134% of the face values of the notes, respectively.

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

     The Company enters into forward exchange contracts to hedge underlying transactional currency exposures and does not engage in foreign currency speculation. The credit risk of these forward contracts is minimized since the contracts are with large financial institutions. The Company hedges committed exposures and these forward contracts generally do not subject the Company to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged. On April 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137 and No. 138, and as such the fair value of foreign currency forward contracts are reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2004 was $1.5 billion. The majority of these foreign exchange contracts expire in less than one month and

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

almost all expire within three months. They will settle in Euro, British pound, Hungarian forint, Japanese yen, Malaysian ringgit, Norwegian kronor, Polish zloty, Singapore dollar, South African rand, Swedish krona, Swiss franc, Thai Baht and U.S. dollar.

6. COMMITMENTS AND CONTINGENCIES

     As of March 31, 2004 and 2003, the gross carrying amount of the Company’s property and equipment financed under capital leases amounted to approximately $38.3 million and $51.1 million, respectively. Accumulated depreciation for property and equipment under capital leases totaled $14.7 million and $28.0 million at March 31, 2004 and 2003, respectively. These capital leases have interest rates ranging from 2.5% to 9.0%. The Company also leases certain of its facilities under non-cancelable operating leases. The capital and operating leases expire in various years through 2033 and require the following minimum lease payments:

	Capital	Operating
Fiscal year ending March 31,	Lease	Lease
	(in thousands)
2005	$9,036	$61,089
2006	8,220	44,849
2007	5,047	33,193
2008	714	25,272
2009	325	22,047
Thereafter	1,404	173,863

Total minimum lease payments	24,746	$360,313

Amount representing interest	(1,459)

Present value of total minimum lease payments	23,287
Current portion	(8,203)

Capital lease obligation, net of current portion	$15,084

     Total rent expense was $94.1 million, $116.3 million and $93.0 million for fiscal years 2004, 2003 and 2002, respectively.

     Included in the above remaining operating lease payments commitments are payments under two leases located in Mexico and Texas. Refer to Note 13, ''Consolidation of Variable Interest Entities '' for further discussion.

     The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2005, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250 million. The Company has sold $328 million of its accounts receivable as of March 31, 2004, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. The Company received net cash proceeds of $172.1 million from the unaffiliated financial institution for the sale of these receivables. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $161.6 million as of March 31, 2004.

     The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.0% of serviced receivables per annum. The Company pays facility and commitment fees of up to 0.24% for unused amounts and program fees of up to 0.34% of outstanding amounts.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

     Between June and August 2002, the Company and certain of its officers and directors were named as defendants in several securities class action lawsuits that seek an unspecified amount of damages, which were filed in the Untied States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between January 18, 2001 and June 4, 2002, including those who purchased ordinary shares in our secondary offerings on February 1, 2001 and January 7, 2002. These actions generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. On July 16, 2003, Flextronics filed a motion to dismiss on behalf of the Company and its officers and directors named as defendants. On November 17, 2003, the Court entered an order granting defendants’ motion to dismiss without prejudice. On January 28, 2004, plaintiffs filed an amended complaint. Flextronics’ motion to dismiss the amended complaint was filed on March 10, 2004.

     In May 2004, the parties reached a tentative settlement of all claims in the lawsuit and the defendants withdrew their motion to dismiss. The settlement would be funded entirely by funds from Flextronics Officers’ and Directors’ insurance. The settlement agreement is subject to negotiation and documentation of a formal stipulation of settlement, as well as Court approval. If the settlement is not finalized, there can be no assurance the Company will be successful in defending the lawsuits, and, if the Company is unsuccessful, the Company may be subject to significant damages. Even if the Company were to be successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns and harm the Company’s business.

     The Company is also subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

7. INCOME TAXES

     The domestic (“Singapore”) and foreign components of income (loss) before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2004	2003	2002
	(in thousands)
Domestic	$19,251	$33,628	$146,820
Foreign	(439,370)	(180,867)	(389,422)

Total	$(420,119)	$(147,239)	$(242,602)

     The provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2004	2003	2002
	(in thousands)
Current:
Domestic	$3,388	$4,095	$2,807
Foreign	91,282	18,361	22,760

	94,670	22,456	25,567
Deferred:
Domestic	(599)	700	1,913
Foreign	(161,812)	(86,942)	(116,334)

	(162,411)	(86,242)	(114,421)

Benefit from income taxes	$(67,741)	$(63,786)	$(88,854)

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The domestic statutory income tax rate was approximately 20.0%, 22.0% and 24.5% for fiscal year 2004, 2003 and 2002, respectively. The reconciliation of the income tax benefit expected based on domestic statutory income tax rates to the benefit for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
	(in thousands)
Income tax based on domestic statutory rates	$(84,024)	$(32,392)	$(59,438)
Effect of tax rate differential	(114,143)	(128,969)	(131,261)
Goodwill and other intangibles amortization	3,672	4,872	3,091
Change in valuation allowance	142,556	117,894	116,226
Other	(15,802)	(25,191)	(17,472)

Benefit from income taxes	$(67,741)	$(63,786)	$(88,854)

     The components of deferred income taxes are as follows:

	As of March 31,
	2004	2003
	(in thousands)
Deferred tax liabilities:
Fixed assets	$(39,373)	$(35,876)
Intangible assets	(27,540)	(20,756)
Others	(1,684)	(11,998)

Total deferred tax liabilities	(68,597)	(68,630)

Deferred tax assets:
Deferred compensation	8,229	26,490
Provision for inventory obsolescence	15,138	16,087
Provision for doubtful accounts	3,674	5,719
Net operating loss and other carryforwards	1,169,906	836,587
Others	64,245	52,149

	1,261,193	937,032
Valuation allowances	(573,567)	(424,208)

Total deferred tax asset	687,626	512,824

Net deferred tax asset	$619,029	$444,194

Classification of net deferred tax asset:
Current	$14,244	$29,153
Long-term	604,785	415,041

Total	$619,029	$444,194

     A deferred tax asset arises from available loss carryforwards and non-deductible accruals. The Company has total tax loss carryforwards of approximately $3.1 billion, a portion of which begin expiring in tax year 2010. The utilization of these tax loss deductions is limited to the future operations of the Company in the tax jurisdictions in which such loss deductions arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize the deferred tax asset benefit. The valuation allowance provides a reserve against deferred tax assets that may expire or go unutilized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. Approximately $30.0 million of the valuation allowance relates to income tax

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefits arising from the exercise of stock options, which will be credited directly to shareholders’ equity and will not be available to benefit the income tax provision in any future period.

     The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are not intended by management to be repatriated in the foreseeable future. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

8. SHAREHOLDERS’ EQUITY

Secondary Offerings

     During fiscal year 2002, the Company completed a secondary offering of 20,000,000 of its ordinary shares, for which the Company received net proceeds of approximately $503.8 million.

Stock Option and Incentive Plans

     At March 31, 2004, the Company had six stock-based employee compensation plans: the 2002 Interim Incentive Plan (the “2002 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), the 1999 Interim Option Plan, the 1998 Interim Option Plan, the 1997 Interim Option Plan, and the 1997 Employee Stock Purchase Plan.

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

     Options issued under the 2001 Plan and 1993 Plan generally vest over four years. Options granted under the 2001 Plan generally expire 10 years from the date of grant. Pursuant to an amendment to the provisions relating to the term of options provided under the 1993 Plan, options granted subsequent to October 1, 2000 expire ten years from the date of grant, rather than the five-year term previously provided. The 2001 Plan and 1993 Plan provide for option grants at an exercise price equal to the fair market value per ordinary share on the option grant date.

     The 2002 Plan provides for grants of up to 20,000,000 shares. The plan provides grants of nonqualified stock options to employees, officers and directors. The exercise price of options granted under the 2002 Plan is determined by the Company’s Compensation Committee and generally has an exercise price equal to the fair market value of the underlying stock on the date of grant. Options issued under the 2002 Plan generally vest over four years and generally expire ten years from the date of grant.

     The Company’s 1999, 1998 and 1997 Interim Option Plans provide for grants of up to 5,200,000, 3,144,000, and 2,000,000 stock options, respectively. These plans provide grants of non-statutory stock options to employees and other qualified individuals to purchase ordinary shares of the Company. Options under these plans cannot be granted to executive officers and directors. All Interim Option Plans provide for option grants at an exercise price of not less than 85% of the fair market value of the underlying stock on the date of grant. Options issued under these plans generally vest over four years. Options granted under the 1999 Interim Option Plan expire five years from the date of grant. Options granted prior to July 2002 under the 1998 and 1997 Interim Option Plans expire five years from the date of grant and all subsequent option grants generally expire ten years from the date of grant.

     The Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”) provides for issuance of up to 3,400,000 ordinary shares. The Purchase Plan was approved by the shareholders in October 1997. Under the Purchase Plan, employees may purchase, on a periodic basis, a limited number of ordinary shares through payroll deductions over a six-month period up to 10% of each participant’s compensation. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

offering period, whichever is lower. The ordinary shares sold under this plan in fiscal year 2004, fiscal year 2003 and fiscal year 2002, amounted to 717,595, 1,009,692 and 767,301, respectively. The weighted-average fair value of ordinary shares sold under this plan in fiscal years 2004, 2003 and 2002 were $10.30, $9.79 and $20.08 per share, respectively.

     The following table presents the activity for options outstanding under all of the stock option plans (“Price” reflects the weighted average exercise price):

	As of March 31, 2004		As of March 31, 2003		As of March 31, 2002
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of fiscal year	55,682,533	$11.35	45,641,139	$15.00	47,235,431	$13.35
Granted	8,841,856	15.60	19,864,076	6.97	9,009,567	16.51
Exercised	(8,235,283)	6.66	(4,567,256)	4.05	(7,989,287)	5.43
Forfeited	(5,985,107)	11.39	(5,255,426)	21.25	(2,614,572)	18.86

Outstanding, end of fiscal year	50,303,999	$12.86	55,682,533	$11.35	45,641,139	$15.00

Options exercisable, end of fiscal year	27,638,781		31,056,183		24,490,124

Weighted average fair value per option granted	$9.47		$4.84		$12.43

     The following table presents the composition of options outstanding and exercisable as of March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.42-$7.53	9,206,720	5.36	$4.90	6,897,892	$4.54
$7.56-$7.90	11,915,344	8.05	7.90	3,326,697	7.90
$8.01-$14.50	10,163,712	4.91	12.21	7,383,533	12.64
$14.60-$17.50	10,808,613	8.65	16.61	2,919,619	15.96
$17.69-$44.13	8,209,610	4.20	24.83	7,111,040	25.05

$0.42-$44.13	50,303,999	6.43	$12.86	27,638,781	$13.59

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RESTRUCTURING AND OTHER CHARGES

     In recent years, the Company has initiated a series of restructuring activities in light of the global economic downturn. These activities, which are intended to realign the Company’s global capacity and infrastructure with demand by its OEM customers and thereby improve operational efficiency, include:

•	reducing excess workforce and capacity,

•	consolidating and relocating certain manufacturing facilities to lower cost regions, and

•	consolidating and relocating certain administrative facilities.

     The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that the Company has shifted its manufacturing capacity to locations with higher efficiencies and, in some instances, lower costs, and are better utilizing its overall existing manufacturing capacity. This has enhanced the Company’s ability to provide cost-effective manufacturing service offerings, which enables it to retain and expand the Company’s existing relationships with customers and attract new business. These restructuring activities are substantially complete as of March 31, 2004,

     The Company accounts for costs associated with restructuring activities initiated after December 31, 2002 in accordance with SFAS No. 146, ''Accounting for Costs Associated with Exit or Disposal Activities’’ which supersedes previous accounting guidance, principally Emerging Issues Task force Issue (EITF) No. 94-3, ''Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activities.’’ SFAS 146 requires that the liability for costs associated with exit or disposal of activities be recognized when the liability is incurred.

Fiscal Year 2004

     The Company recognized restructuring charges of approximately $540.3 million during fiscal year 2004 related to the closures and consolidation of, and impairment of certain long-term assets at various manufacturing facilities. The Company has classified $477.3 million of the charges associated with facility closures as a component of cost of sales during fiscal year 2004.

     Restructuring charges recorded during fiscal year 2004 by reportable geographic regions were as follows: Americas, $215.4 million; Asia, $111.3 million; and Europe, $213.6 million.

     The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     The components of the restructuring charges during the quarters of fiscal year 2004 were as follows:

	Fiscal Year Ended March 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total	Nature
	(in thousands)
Restructuring charges:
Severance	$11,891	$20,075	$33,104	$38,663	$103,733	cash
Long-lived asset impairment	290,572	19,521	10,281	10,786	331,160	non-cash
Other exit costs	24,645	20,656	27,634	32,520	105,455	cash & non-cash

Total restructuring charges	$327,108	$60,252	$71,019	$81,969	$540,348

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     During fiscal year 2004, the Company recorded approximately $103.7 million of employee termination costs associated with the involuntary terminations of 5,176 identified employees in connection with the various facility closures and consolidations. As of March 31, 2004, approximately 3,700 employees had been terminated, and another 1,400 employees had been notified that they are to be terminated upon completion of the various facility closures and consolidations. Approximately $84.6 million of the net charges were classified as a component of cost of sales during fiscal year 2004.

     During fiscal year 2004 the Company also recorded approximately $331.2 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures. Approximately $317.4 million of this amount was classified as a component of cost of sales in fiscal year 2004. Certain assets will remain in service until their anticipated disposal dates pursuant to the exit plans. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. This calculation is measured at the asset group level, which is the lowest level for which there are identifiable cash flows. The fair value of assets held for use was determined based on projected discounted cash flows of the asset, plus salvage value. Certain other assets are held for sale, as these assets are no longer required in operations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale as of March 31, 2004 are included in other assets on the consolidated balance sheet.

     The restructuring charges recorded during fiscal year 2004 also included approximately $105.5 million for other exit costs. Approximately $75.3 million of this amount was classified as a component of cost of sales in fiscal year 2004. Other exit costs included contractual obligations totaling $59.1 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $46.2 million, equipment lease terminations amounting to $7.3 million and payments to suppliers and third parties to terminate contractual agreements amounting to $5.6 million. Expenses associated with lease obligations are estimated based on future lease payment, less any estimated sublease income. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal year 2024, and through the end of 2005 with respect to the other contractual obligations with suppliers and third parties. Other exit costs also included charges of $17.7 million relating to asset impairments resulting from customer contracts that were terminated by the Company as a result of various facility closures. The Company has disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal year 2004. Other exit costs also included $4.1 million of net facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $24.6 million primarily related to legal and consulting costs, and various government obligations for which the Company is liable as a direct result of its facility closures. The legal costs mainly relate to a settlement reached in November 2003 in the lawsuit with Beckman Coulter, Inc., relating to a contract dispute involving a manufacturing relationship between the companies. Pursuant to the terms of the settlement agreement, Flextronics agreed to a $23.0 million cash payment to Beckman Coulter to resolve the matter, and Beckman Coulter agreed to dismiss all pending claims against the Company and release the Company from any future claims relating to this matter.

     The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs incurred during fiscal year ended March 31, 2004:

		Long-Lived
		Asset	Other
(in thousands)	Severance	Impairment	Exit Costs	Total
Activities during the year:
Provision	$103,733	$331,160	$105,455	$540,348
Cash payments	(81,357)	—	(48,852)	(130,209)
Non-cash charges	—	(331,160)	(17,872)	(349,032)

Balance as of March 31, 2004	22,376	—	38,731	61,107
Less:
Current portion (classified as other current liabilities)	(21,276)	—	(18,240)	(39,516)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$1,100	$—	$20,491	$21,591

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year 2003

     The Company accounted for costs associated with restructuring activities initiated prior to December 31, 2002 in accordance with EITF No. 94-3.

     The Company recognized restructuring and other charges of approximately $304.4 million during fiscal year 2003, of which $297.0 million related to the closures and consolidations of various manufacturing facilities and $7.4 million related to the impairment of investments in certain technology companies. As further discussed below, $179.4 million and $86.9 million of the charges relating to facility closures were classified as a component of cost of sales in the first and third quarters of fiscal year 2003, respectively.

     Net restructuring and other charges recorded during fiscal year 2003 by reportable geographic regions were as follows: Americas, $174.5 million; Asia, $1.8 million; and Europe, $128.1 million.

     The components of the net restructuring and other charges recorded during the first and third quarters of fiscal year 2003 were as follows:

	Fiscal Year Ended March 31, 2003
	First	Third
	Quarter	Quarter	Total	Nature
	(in thousands)
Restructuring charges:
Severance	$76,901	$41,574	$118,475	cash
Long-lived asset impairment	56,279	14,285	70,564	non-cash
Other exit costs	67,187	40,729	107,916	cash & non-cash

Total restructuring charges	200,367	96,588	296,955
Other charges	7,456	—	7,456

Total restructuring and other charges	$207,823	$96,588	$304,411

     In connection with the facility closures, the Company developed plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. The facility closures and activities to which all of these charges relate were substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     During fiscal year 2003, the Company recorded approximately $118.5 million of net employee termination costs associated with the involuntary terminations of 8,108 identified employees in connection with the various facility closures and consolidations. Approximately $59.6 million and $34.6 million of the net charges were classified as a component of cost of sales in the first and third quarters of fiscal year 2003, respectively. The third quarter charges reflect a reversal of prior period termination costs of approximately $5.8 million due to changes in estimated severance payment amounts and a reduction in the number employees that were previously identified for termination.

     The restructuring charges recorded during fiscal year 2003 included $70.6 million for the net write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $121.4 million. Approximately $55.3 million and $9.5 million of this net amount were classified as a component of cost of sales in the first and third quarters of fiscal year 2003, respectively. Also included in long-lived asset impairment is approximately $1.0 million for the write-off of goodwill. The third quarter charges reflect a reversal of prior period restructuring charges of approximately $26.1 million due to changes in previously estimated fair values of certain property, plant and equipment. Certain assets were held for use and remained in service until their anticipated disposal dates pursuant to the exit plans. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of assets held for use was determined based on projected discounted cash flows of the asset, plus salvage value. Certain other assets were held for sale, as these assets were no

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

longer required in operations. For assets being held for sale, depreciation ceases and an impairment loss was recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale as of March 31, 2003 were included in Other Assets on the consolidated balance sheet.

     The restructuring charges recorded during fiscal year 2003, also included approximately $107.9 million for other exit costs. Approximately $64.4 million and $42.8 million of this amount were classified as a component of cost of sales in the first and third quarters of fiscal year 2003, respectively. The third quarter charges reflect a reversal of prior period restructuring charges of approximately $7.3 million relating to revisions of previous estimates, primarily related to our ability to subsequently successfully negotiate reductions in certain contractual obligations. Other exit costs included contractual obligations totaling $75.6 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $49.9 million, equipment lease terminations amounting to $14.4 million and payments to suppliers and third parties to terminate contractual agreements amounting to $11.3 million. Expenses associated with lease obligations are estimated based on future lease payment, less any estimated sublease income. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal year 2017. Other exit costs also included charges of $19.7 million relating to asset impairments resulting from customer contracts that were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal year 2003. Other exit costs also included $11.0 million of net facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $1.6 million primarily included incremental amounts of legal and consulting costs, and various government obligations for which the Company is liable as a direct result of its facility closures.

Fiscal Year 2002

     The Company recognized restructuring and other charges of approximately $574.4 million during fiscal year 2002, of which $530.0 million related to closures of several manufacturing facilities and $44.4 million was primarily for the impairment of investments in certain technology companies. As further discussed below, $464.4 million of the charges relating to facility closures were classified as a component of cost of sales.

     Restructuring and other charges recorded in fiscal year 2002 by reportable geographic regions were as follows: Americas, $265.8 million; Asia, $70.7 million; and Europe, $237.9 million.

     The components of the restructuring and other charges recorded in fiscal year 2002 were as follows:

	Amount
	(in thousands)	Nature
Restructuring and other costs:
Severance	$153,598	cash
Long-lived asset impairment	163,724	non-cash
Exit costs	212,660	cash & non-cash

Total restructuring and other costs	529,982
Other charges	44,444	cash & non-cash

Total restructuring and other charges	$574,426

     In connection with the facility closures in fiscal year 2002, the Company developed plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities. The facility closures and activities to which all of these charges relate were substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.

     Of the total restructuring charges recorded in fiscal year 2002, $153.6 million related to employee termination costs, of which $118.4 million was classified as a component of cost of sales. As a result of the various exit plans, the Company identified 13,391 employees to be involuntarily terminated in connection with the various facility closures and consolidations.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The restructuring charges recorded in fiscal year 2002 included $163.7 million for the write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $232.6 million. This amount was classified as a component of cost of sales during fiscal year 2002. Certain assets remained in service until their anticipated disposal dates pursuant to the exit plans, and were depreciated over the expected remaining service period. For assets held for use, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Certain other assets were held for sale, as these assets are no longer required in operations. Assets held for sale were no longer depreciated, and an impairment loss was recognized if the carrying amount of the asset exceeded its fair value less cost to sell.

     The restructuring charges also included approximately $212.7 million for other exit costs. Approximately $182.3 million of this amount was classified as a component of cost of sales. Other exit costs included contractual obligations totaling $61.6 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $27.2 million, equipment lease terminations amounting to $13.2 million and payments to suppliers and third parties to terminate contractual agreements amounting to $21.2 million. Expenses associated with lease obligations are estimated based on future lease payment, less any estimated sublease income. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal year 2007 and with respect to the other contractual obligations with suppliers and third parties through the end of fiscal year 2003. Other exit costs also included charges of $98.0 million relating to asset impairments resulting from customer contracts that were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal year 2002. Also included in other exit costs were charges amounting to $8.0 million for the incremental costs for warranty work incurred by the Company for products sold prior to the commitment dates of the various exit plans. Other exit costs also included $8.2 million of facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $36.9 million primarily included incremental amounts of legal and environmental costs, and various government obligations for which the Company is liable for as a direct result of its facility closures.

     The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs initiated prior to March 31, 2003:

		Long-Lived
		Asset	Other
(in thousands)	Severance	Impairment	Exit Costs	Total
Balance as of March 31, 2002	$91,879	$—	$68,668	$160,547
Activities during fiscal year 2003:
Provision	118,475	70,564	107,916	296,955
Cash payments	(160,563)	—	(90,204)	(250,767)
Non-cash charges	—	(70,564)	(16,576)	(87,140)

Balance as of March 31, 2003	49,791	—	69,804	119,595
Activities during fiscal year 2004:
Cash payments	(45,071)	—	(54,146)	(99,217)

Balance as of March 31, 2004	4,720	—	15,658	20,378
Less:
Current portion (classified as other current liabilities)	(3,120)	—	(7,039)	(10,159)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$1,600	$—	$8,619	$10,219

10.	RELATED PARTY TRANSACTIONS

     Prior to June 2002, the Company extended loans to several of its executive officers. Each loan was evidenced by a promissory note in favor of the Company and was generally secured by a deed of trust on property of the officer. Certain notes were non-interest

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

bearing and others had interest rates ranging from 2.48% to 5.85%. The remaining outstanding balance of the loans, including accrued interest, as of March 31, 2004, was approximately $9.5 million. Additionally, in connection with an investment partnership, one of the Company’s subsidiaries made loans to several of its executive officers to fund their contributions to the investment partnership. Each loan was evidenced by a full-recourse promissory note in favor of the Company. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of March 31, 2004 was approximately $2.2 million. The Company will not make any further loans to its executive officers.

11.	BUSINESS COMBINATIONS AND PURCHASES OF ASSETS

Fiscal Year 2004

     During fiscal year 2004, the Company completed certain acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for the acquisitions amounted to $120.0 million, net of cash acquired. The fair value of the net liabilities assumed in fiscal year 2004 amounted to approximately $321.6 million. The costs of these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 2006. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

     All of the above acquisitions were accounted for using the purchase method of accounting, and accordingly, the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis. Goodwill and intangibles resulting from the Company’s fiscal year 2004 acquisitions amounted to approximately $468.6 million. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete this by the end of the first quarter of fiscal year 2005.

Fiscal Year 2003

     In October 2001, the Company announced a manufacturing agreement with Xerox Corporation. The Company acquired Xerox’s manufacturing operations in Aguascalientes, Mexico; El Segundo, California; Mitcheldean, U.K.; Penang, Malaysia; Resende, Brazil; Toronto, Canada; and Venray, Netherlands. The aggregate purchase price for the acquisition amounted to approximately $179.5 million, of which $14.4 million was paid in fiscal year 2003. The fair value of the net assets acquired in fiscal year 2003, amounted to approximately $9.4 million, including estimated acquisition costs. In connection with the acquisition of the operations, the Company entered into a five-year agreement for the manufacture of certain Xerox office equipment and components. The Company completed the acquisition in September 2002.

     In August 2002, the Company acquired all of the outstanding shares of NatSteel Broadway Ltd. for an aggregate purchase price of approximately $356.9 million, net of cash acquired. The fair value of the net assets acquired amounted to approximately $41.5 million, including estimated acquisition costs. NatSteel Broadway’s operations include manufacturing facilities in China and Hungary.

     During fiscal year 2003, the Company completed certain other business acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for these acquisitions amounted to approximately $104.9 million, net of cash acquired. The aggregate fair value of the net liabilities acquired for these acquisitions amounted to approximately $34.2 million, including estimated acquisition costs. Additionally, approximately $25.4 million was paid and approximately 1.6 million ordinary shares were issued related to contingent purchase price adjustments for certain historical acquisitions.

     All of the above acquisitions were accounted for using the purchase method of accounting, and accordingly, the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis. Goodwill and intangibles resulting from the Company’s fiscal year 2003 acquisitions, as well as contingent purchase price adjustments for certain historical acquisitions amounted to approximately $557.3 million.

Fiscal Year 2002

     In April 2001, the Company entered into a definitive agreement with Ericsson to provide a substantial portion of Ericsson’s mobile phone production and distribution requirements. The Company assumed responsibility for product assembly, new product prototyping, supply chain management and logistics management in which Flextronics processes customer orders from Ericsson and configure and ship products to Ericsson’s customers. In connection with this relationship, the Company employed the existing workforce for certain operations, and purchased from Ericsson certain inventory, equipment and other assets, and assumed certain accounts payable and accrued expenses at their net book value of approximately $363.9 million.

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

     During fiscal year 2002, the Company completed certain other business acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for these acquisitions, net of cash acquired, amounted to approximately $68.8 million. Additionally, approximately 7.3 million ordinary shares were issued for the acquisitions, which equated to approximately $163.4 million of the purchase price. The fair value of the ordinary shares issued was determined based on the quoted market prices of the Company’s ordinary shares for a reasonable period, generally three days, before and after the date the terms of the acquisitions were agreed and announced. The costs of these acquisitions, including estimated acquisition closing costs, have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 2004. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency. Goodwill and intangibles resulting from these acquisitions amounted to approximately $548.8 million. Also, during fiscal year 2002, the Company increased goodwill in the amount of approximately $34.2 million for contingent purchase price adjustments and other adjustments for historical acquisitions, which included the issuance of approximately 0.6 million ordinary shares. These acquisitions have been accounted for by the purchase method of accounting, and accordingly the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of the acquired operations were not material to the Company’s consolidated financials statements on either an individual or an aggregate basis.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Geographic information is as follows:

	2004	2003	2002
	(in thousands)
Net Sales:
Asia	$6,878,458	$5,060,085	$3,374,749
Americas	2,099,713	3,101,589	4,155,750
Europe	6,202,207	5,933,859	6,283,584
Intercompany eliminations	(649,962)	(716,834)	(709,236)

	$14,530,416	$13,378,699	$13,104,847

Loss Before Income Taxes:
Asia	$152,117	$187,785	$103,722
Americas	(204,288)	(232,094)	(152,458)
Europe	(170,915)	(27,127)	(142,630)
Intercompany eliminations	(197,033)	(75,803)	(51,236)

	$(420,119)	$(147,239)	$(242,602)

Long-Lived Assets:
Asia	$700,262	$758,331	$584,470
Americas	402,031	544,348	717,898
Europe	522,707	663,050	730,127

	$1,625,000	$1,965,729	$2,032,495

Depreciation and Amortization*:
Asia	$112,357	$110,485	$71,906
Americas	80,650	97,433	107,515
Europe	155,082	141,599	140,486

	$348,089	$349,517	$319,907

Gross Capital Expenditures:
Asia	$142,425	$125,952	$109,623
Americas	81,454	50,153	126,761
Europe	102,869	74,513	130,863

	$326,748	$250,618	$367,247

*	Excludes restructuring and other charges related to goodwill and property and equipment impairment charges of $331.2 million, $70.6 million, and $163.7 million in fiscal years 2004, 2003 and 2002, respectively. See Note 9, “Restructuring and Other Charges,” for additional information regarding those charges.

     Revenues are attributable to the country in which the product is manufactured.

     For purposes of the preceding tables, “Asia” includes China, Japan, India, Malaysia, Mauritius, Singapore, Taiwan and Thailand, “Americas” includes Brazil, Canada, Mexico and the United States, “Europe” includes Austria, the Czech Republic, Denmark,

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Norway, Poland, Scotland, Spain, Sweden, Switzerland and the United Kingdom.

     During fiscal year 2004 and 2003, net sales generated from Singapore, the principal country of domicile, was $237.6 million and $242.8 million, respectively.

     China, Malaysia and Hungary accounted for approximately 26%, 18% and 14% of the consolidated net sales, respectively, during fiscal year 2004. No other foreign country accounted for more than 10% of net sales in fiscal year 2004. As of March 31, 2004, China, Malaysia, US/Canada and Hungary accounted for approximately 27%, 12%, 13% and 12% of consolidated long-lived assets, respectively. No other foreign country accounted for more than 10% of long-lived assets as of March 31, 2004.

     China, Hungary, Malaysia and Mexico accounted for approximately 18%, 11%, 15% and 12% of net sales, respectively, during fiscal year 2003. No other foreign country accounted for more than 10% of net sales in fiscal year 2003. As of March 31, 2003, China and Malaysia accounted for approximately 25% and 11% of long-lived assets, respectively. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2003.

     During fiscal year 2002, Hungary, Malaysia, Mexico and Sweden accounted for approximately 12%, 18%, 16% and 11% of net sales, respectively. No other foreign country accounted for more than 10% of net sales in fiscal year 2002. China accounted for approximately 16% of long-lived assets at March 31, 2002. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2002.

13.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

     The Company has variable interest in real estate asset subject to operating lease arrangements located in Mexico and Texas. The principal impact of the adoption of FIN 46 was the recording of additions to land and building and long-term debt in the amount of $89.9 million at March 31, 2004. The cumulative effect of adopting FIN 46 was not material to the Company’s financial position, results of operations or cash flows.

14.	SUBSEQUENT EVENTS

Conversion of Notes

     In April 2004, the Company announced that it intends to convert its $200 million, zero coupon, zero yield, convertible junior subordinated notes issued in March 2003 into 19,047,617 of its ordinary shares, based on the conversion price of $10.50 per share.

Acquisitions

     On June 8, 2004, the Company, The DIRECTV Group, Inc., and Hughes Network Systems, Inc. (a wholly-owned subsidiary of DIRECTV) announced an agreement whereby the Company will acquire Hughes Network Systems’ majority ownership stake of fifty-five percent (55%) in Hughes Software Systems (HSS), a provider of software products and services to telecom infrastructure companies.

     HSS reported revenue of Rs3,604 million (approximately US$80 million) and net income of Rs769 million (approximately US$17 million) in its fiscal year ended March 31, 2004.

     The Company will pay Rs547 per share, with total cash consideration paid to Hughes Networks Systems of approximately US$226.5 million. Subject to regulatory approval, the transaction is expected to close no later than October 2004. Pursuant to Indian securities regulations, the Company is required to make an open offer on or about June 14, 2004 to purchase an additional twenty percent (20%) of the shares outstanding. There is no obligation for shareholders to accept this open offer and there is no assurance that any shares will be offered for sale to the Company. The approximate total purchase price of US$226.5 million to be paid to Hughes Network Systems, along with the open offer of US$82.5 million, assuming an offer price of Rs547.93, is required to be funded by the Company on the date the open offer is initiated (on or about June 14, 2004).

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table contains selected unaudited quarterly financial data for fiscal years 2004 and 2003:

	Fiscal Year Ended March 31, 2004				Fiscal Year Ended March 31, 2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales	$3,106,677	$3,503,242	$4,152,344	$3,768,153	$3,127,027	$3,340,613	$3,851,494	$3,059,565
Cost of sales	2,941,636	3,320,772	3,912,912	3,529,256	2,959,930	3,158,386	3,638,559	2,893,527
Restructuring and other charges	308,835	42,362	50,553	75,555	179,352	—	86,892	—

Gross profit (loss)	(143,794)	140,108	188,879	163,342	(12,255)	182,227	126,043	166,038
Selling, general and administrative	116,415	108,940	121,597	140,335	114,699	109,911	115,502	116,087
Intangibles amortization	8,817	8,573	9,553	9,772	3,234	5,933	6,147	6,832
Restructuring and other charges	18,273	17,890	20,466	6,414	28,471	—	9,696	—
Interest and other expense, net	25,911	20,703	13,453	17,633	18,999	27,856	23,901	22,024
Loss on early extinguishment of debt, net	8,695	95,214	—	—	—	—	—	—
Income (loss) before income taxes	(321,905)	(111,212)	23,810	(10,812)	(177,658)	38,527	(29,203)	21,095
Provision for (benefit from) income taxes	(32,190)	(11,122)	2,381	(26,810)	(46,486)	3,857	(22,726)	1,569

Net income (loss)	$(289,715)	$(100,090)	$21,429	$15,998	$(131,172)	$34,670	$(6,477)	$19,526

Basic and diluted earnings (loss) per share	$(0.56)	$(0.19)	$0.04	$0.03	$(0.25)	$0.07	$(0.01)	$0.04

Shares used in computing diluted per share amounts	521,000	523,529	561,438	569,572	515,016	524,452	517,810	531,118

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined as a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Flextronics’ chief executive officer and chief financial officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)	During the fourth quarter of fiscal year 2004, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the Company’s directors and officers as of May 1, 2004 are as follows:

Name	Age	Position
Michael E. Marks	53	Chief Executive Officer and Director
Robert R. B. Dykes	54	President, Systems Group and Chief Financial Officer
Ronny Nilsson	55	President, Flextronics Network Services
Michael McNamara	47	Chief Operating Officer
Thomas J. Smach	44	Senior Vice President, Finance
Richard L. Sharp	57	Chairman of the Board
James A. Davidson	44	Director
Patrick Foley	72	Director
Michael J. Moritz	49	Director
Lip-Bu Tan	48	Director

     Michael E. Marks. Mr. Marks has served as Chief Executive Officer since January 1994. He has served as a member of the Board of Directors since December 1991 and as Chairman of the Board from July 1993 to January 2003. He received a B.A. and M.A. from Oberlin College and a M.B.A. from Harvard Business School.

     Robert R. B. Dykes. Mr. Dykes has served as President, Systems Group since February 1999 and Chief Financial Officer since February 1997. In addition, he served as Senior Vice President of Finance and Administration from February 1997 to April 1999, and as a member of the Board of Directors from January 1994 to August 1997. He received a Bachelor of Commerce and Administration from Victoria University in Wellington, New Zealand.

     Ronny Nilsson. Mr. Nilsson has served as President, Flextronics Network Services since January 2002. Prior to his promotion, Mr. Nilsson served as President, Western Europe Operations from April 1997 to December 2001. Mr. Nilsson received a certificate in Mechanical Engineering from the Lars Kagg School in Kalmar, Sweden and certificates from the Swedish Management Institute and the Ericsson Management Program.

     Michael McNamara. Mr. McNamara has served as Chief Operating Officer since January 2002. Prior to his promotion, Mr. McNamara served as President, Americas Operations from April 1997 to December 2001, and as Vice President, North American Operations from April 1994 to April 1997. Mr. McNamara also serves on the Board of Directors of TheraSense. Mr. McNamara received a B.S. from the University of Cincinnati and an M.B.A. from Santa Clara University.

     Thomas J. Smach. Mr. Smach has served as our Senior Vice President Finance since April 2000 following the Company’s acquisition of the Dii Group, Inc. From August 1997 to April 2000, he served as the Senior Vice President, Chief Financial Officer and Treasurer of Dii. Mr. Smach is a certified public accountant and he received a B.Sc. in Accounting from State University of New York at Binghamton.

     Richard L. Sharp. Mr. Sharp has served as a member of the Company’s Board of Directors since July 1993 and Chairman of the Board since January 2003. Mr. Sharp served in various positions with Circuit City Stores, Inc., a consumer electronics and personal computer retailer, from 1982 to 2002. Most recently, Mr. Sharp was President from 1984 to 1997, Chief Executive Officer from 1986 to 2000 and Chairman of the Board from 1994 to 2002. Currently Mr. Sharp also serves as Chairman of the Board of Carmax, Inc.

     James A. Davidson. Mr. Davidson has served as a member of the Company’s Board of Directors since March 2003. He is a founder and principal of Silver Lake Partners, a private equity investment firm. From June 1990 to November 1998, he was an investment banker with Hambrecht & Quist, most recently serving as Managing Director and Head of Technology Investment Banking. From 1984 to 1990, Mr. Davidson was a corporate and securities lawyer with Pillsbury, Madison & Sutro. Currently, Mr. Davidson also serves on the Board of Directors of Seagate Technology. He received a B.S. from the University of Nebraska and J.D. from the University of Michigan.

     Patrick Foley. Mr. Foley has served as a member of the Company’s Board of Directors since October 1997. Mr. Foley served in various positions with DHL Corporation, Inc. and its major subsidiary, DHL Airways, Inc., a global document, package and airfreight delivery company from September 1988 to 2001, most recently as its Chairman, President and Chief Executive Officer. He also serves on the Board of Directors of Health Net, Inc. and Glenborough Realty Trust, Inc.

     Michael J. Moritz. Mr. Moritz has served as a member of the Company’s Board of Directors since July 1993. Since 1988, he has been a General Partner of Sequoia Capital, a venture capital firm. Mr. Moritz also serves on the Board of Directors of Saba Software, Red Envelope and several privately-held companies.

     Lip-Bu Tan. Mr. Tan has served as a member of the Board of Directors since March 2003. In 1987, he founded and since that time has served as Chairman of Walden International, a venture capital fund. Mr. Tan also currently serves on the Board of Directors of Cadence Design Systems, Centillium Communications, Creative Technology, Integrated Silicon Solution, SINA Corporation and Semiconductor Manufacturing International Corporation. Mr. Tan received a M.S. in Nuclear Engineering from the Massachusetts Institute of Technology, a M.B.A. from the University of San Francisco, and a B.S. from Nanyang University in Singapore.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2004 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2004 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2004 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with out 2004 Annual General Meeting of Shareholders. Such information is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents to be filed as part of this annual report on Form 10-K:

1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules. The following financial statement schedule is filed as part of this report and should be read together with our financial statements:

Schedule II — Valuation and Qualifying Accounts.

3.	Exhibits. The following exhibits are filed with this annual report on Form 10-K:

			Incorporated By
			Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
3.01	Memorandum and New Articles of Association of the Registrant.	10-Q	000-23354	02-09-01	3.1

4.01	Indenture dated as of October 15, 1997 between Registrant and U.S. Bank National Association (successor to State Street Bank and Trust Company of California, N.A.), as trustee.	8-K	000-23354	10-22-97	10.1

4.02	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1

4.03	Euro Indenture dated as of June 29, 2000 between Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.2

4.04	Indenture dated as of May 8, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04

4.05	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01

4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

4.07	Credit Agreement dated as of March 3, 2004 among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V. as co-lead arranger, bookrunner and agent for the lenders, Fleet National Bank, as co-lead arranger, syndication agent and issuing bank, Citicorp USA, Inc., Deutsche Banc Securities Inc., Credit Suisse First Boston Corporation, Bank of America, N.A., and Scotia Capital, as co-syndication agents, BNP Paribas and Keybank National Association, as senior managing agents, and Lehman Commercial Paper Inc., Royal Bank of Canada, HSBC Bank USA, UBS AG, Stamford Branch, as managing agents (the “FIL Credit Agreement”).*	S-3	333-114970	04-28-04	4.07

4.08	Credit Agreement dated as of March 3, 2004 among Flextronics International USA, Inc., the lenders named therein, ABN, AMRO Bank N.V. as co-lead arranger, bookrunner and agent for the lenders, Fleet National Bank, as co-lead arranger, syndication agent and issuing bank, Citicorp USA, Inc., Deutsche Banc Securities Inc., Credit Suisse First Boston Corporation, Bank of America, N.A., and Scotia Capital, as co-syndication agents, BNP Paribas and Keybank National Association, as senior managing agents, and Lehman Commercial Paper Inc., Royal Bank of Canada, HSBC Bank USA, UBS AG, Stamford Branch, as managing agents (the “FIUI Credit Agreement”).*	S-3	333-114970	04-28-04	4.08

4.09	Form of Amendment No. 1 to the FIL Credit Agreement dated as of April 26, 2004.*					X

4.10	Form of Amendment No. 1 to the FIUI Credit Agreement dated as of April 26, 2004.*					X

			Incorporated By
			Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.	S-1	33-74622		10.01

10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2

10.03	Registrant’s 1997 Employee Share Purchase Plan.†	S-8	333-101327	11-20-02	4.02

10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2

10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.07	Registrant’s 2001 Equity Incentive Plan.†	S-8	333-75526	12-19-01	4.9

10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02

10.09	Flextronics U.S.A. 401(k) plan.†	S-1	33-74622		10.52

10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.	10-K	000-23354	06-29-01	10.08

10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.	10-K	000-23354	06-29-01	10.09

21.01	Subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

31.02	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**					X

32.02	Certification of the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**					X

*	Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

†	Management contract, compensatory plan or arrangement.

     (b) Reports on Form 8-K:

On January 27, 2004, Flextronics International Ltd. furnished a report on Form 8-K relating to an announcement regarding the results for fiscal quarter ended December 31, 2003, as presented in a press release on January 27, 2004.

SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

Flextronics International Ltd.

Date: June 14, 2004	By:	/s/ MICHAEL E. MARKS

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

Signature	Title	Date

/s/ MICHAEL E. MARKS Michael E. Marks	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2004

/s/ ROBERT R.B. DYKES Robert R.B. Dykes	President, Systems Group and Chief Financial Officer (Principal Financial Officer)	June 14, 2004

/s/ THOMAS J. SMACH Thomas J. Smach	Senior Vice President, Finance (Principal Accounting Officer)	June 14, 2004

/s/ RICHARD L. SHARP Richard L. Sharp	Chairman of the Board	June 14, 2004

/s/ JAMES A. DAVIDSON James A. Davidson	Director	June 14, 2004

/s/ PATRICK FOLEY Patrick Foley	Director	June 14, 2004

/s/ MICHAEL J. MORITZ Michael J. Moritz	Director	June 14, 2004

/s/ LIP-BU TAN Lip-Bu Tan	Director	June 14, 2004

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Years Ended March 31, 2004, 2003 and 2002

		Additions
	Balance at		Charged to		Balance at
	Beginning	Effect of	Costs and	Deductions/	End of
(in thousands)	of Year	Acquisitions	Expenses	Write-offs	Year
Allowance for doubtful accounts:
Year ended March 31, 2002	$44,419	$5,935	$3,664	$(12,369)	$41,649
Year ended March 31, 2003	$41,649	$6,754	$2,647	$(13,424)	$37,626
Year ended March 31, 2004	$37,626	$9,481	$1,256	$(9,627)	$38,736

EXHIBIT INDEX

			Incorporated By
			Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
3.01	Memorandum and New Articles of Association of the Registrant.	10-Q	000-23354	02-09-01	3.1

4.01	Indenture dated as of October 15, 1997 between Registrant and U.S. Bank National Association (successor to State Street Bank and Trust Company of California, N.A.), as trustee.	8-K	000-23354	10-22-97	10.1

4.02	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1

4.03	Euro Indenture dated as of June 29, 2000 between Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.2

4.04	Indenture dated as of May 9, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04

4.05	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01

4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

4.07	Credit Agreement dated as of March 3, 2004 among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V. as co-lead arranger, bookrunner and agent for the lenders, Fleet National Bank, as co-lead arranger, syndication agent and issuing bank, Citicorp USA, Inc., Deutsche Banc Securities Inc., Credit Suisse First Boston Corporation, Bank of America, N.A., and Scotia Capital, as co-syndication agents, BNP Paribas and Keybank National Association, as senior managing agents, and Lehman Commercial Paper Inc., Royal Bank of Canada, HSBC Bank USA, UBS AG, Stamford Branch, as managing agents (the “FIL Credit Agreement”).*	S-3	333-114970	04-28-04	4.07

4.08	Credit Agreement dated as of March 3, 2004 among Flextronics International USA, Inc., the lenders named therein, ABN, AMRO Bank N.V. as co-lead arranger, bookrunner and agent for the lenders, Fleet National Bank, as co-lead arranger, syndication agent and issuing bank, Citicorp USA, Inc., Deutsche Banc Securities Inc., Credit Suisse First Boston Corporation, Bank of America, N.A., and Scotia Capital, as co-syndication agents, BNP Paribas and Keybank National Association, as senior managing agents, and Lehman Commercial Paper Inc., Royal Bank of Canada, HSBC Bank USA, UBS AG, Stamford Branch, as managing agents (the “FIUI Credit Agreement”).*	S-3	333-114970	04-28-04	4.08

4.09	Form of Amendment No. 1 to the FIL Credit Agreement dated as of April 26, 2004.*					X

4.10	Form of Amendment No. 1 to the FIUI Credit Agreement dated as of April 26, 2004.*					X

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.	S-1	33-74622		10.01

10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2

10.03	Registrant’s 1997 Employee Share Purchase Plan.†	S-8	333-101327	11-20-02	4.02

10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2

10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.07	Registrant’s 2001 Equity Incentive Plan.†	S-8	333-75526	12-19-01	4.9

10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02

Incorporated By
Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.09	Flextronics U.S.A. 401(k) plan.†	S-1	33-74622		10.52

10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.	10-K	000-23354	06-29-01	10.08

10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.	10-K	000-23354	06-29-01	10.09

21.01	Subsidiaries of Registrant.					X

23.01	Consent of Deloitte & Touche LLP.					X

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

31.02	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**					X

32.02	Certification of the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**					X

*	Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.