Form 10-K/A
period 2004-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 2004-07-21
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-23354

FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Marina Boulevard, #28-00
Singapore 018989
(65) 6890 7188
(Address of Principal Executive Offices, including zip code, and telephone number, including area code of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Ordinary Shares, S$0.01 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

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

     As of July 19, 2004, there were 531,246,953 shares of the Registrant’s ordinary shares outstanding.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended March 31, 2004, that we filed on June 14, 2004. We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III and to update Item 15 of Part IV of Form 10-K. We will include the information contained in Part III in our proxy statement for our 2004 Annual General Meeting of Shareholders, scheduled to occur on September 23, 2004. Except as described above, no other amendments are being made to our Annual Report on Form 10-K filed on June 14, 2004.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of our officers and directors as of June 30, 2004 are as follows:

Name	Age	Position
Michael E. Marks	53	Chief Executive Officer and Director
Ash Bhardwaj	40	President, Design Services and ODM Products Group
Robert R. B. Dykes	55	President, Systems Group and Chief Financial Officer
Ronny Nilsson	55	President, Flextronics Network Services
Michael McNamara	47	Chief Operating Officer
Thomas J. Smach	44	Senior Vice President, Finance
Richard L. Sharp	57	Chairman of the Board
James A. Davidson	44	Director
Patrick Foley	72	Director
Michael J. Moritz	49	Director
Lip-Bu Tan	48	Director

     Michael E. Marks. Mr. Marks has served as our Chief Executive Officer since January 1994. He has served as a member of our Board of Directors since December 1991 and as Chairman of our Board from July 1993 to January 2003. Mr. Marks serves on the boards of KLA-Tencor Corporation and SanDisk Corporation. He received a B.A. and M.A. from Oberlin College and a M.B.A. from Harvard Business School.

     Ash Bhardwaj. Mr. Bhardwaj joined Flextronics in 1988. He has served as President, Design Services and ODM Products Group since September 2003. Prior to his promotion, he served as President, Asia Pacific, from 2001 to September 2003, as Senior Vice President of Strategic Accounts from 1999 to 2001 and as Vice President for the China region and General Manager of our plan in Shekou, China from 1994 to 1999. He received a degree in electrical engineering from Thapar Institute of Engineering and Technology in India and earned an M.B.A. from Southeastern Louisiana University.

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

     Richard L. Sharp. Mr. Sharp has served as a member of our Board of Directors since July 1993 and as Chairman of our Board since January 2003. Mr. Sharp served in various positions with Circuit City Stores, Inc., a consumer electronics and personal computer retailer, from 1982 to 2002, most recently, as President from 1984 to 1997, Chief Executive Officer from 1986 to 2000 and Chairman of the Board from 1994 to 2002.

     James A. Davidson. Mr. Davidson has served as a member of the Company’s Board of Directors since March 2003. He is a founder and managing member of Silver Lake Partners, a private equity investment firm. From June 1990 to November 1998, he was an investment banker with Hambrecht & Quist, most recently serving as Managing Director and Head of Technology Investment Banking. From 1984 to 1990, Mr. Davidson was a corporate and securities lawyer with Pillsbury, Madison & Sutro. Currently, Mr. Davidson also serves on the Board of Directors of Seagate Technology. He received a B.S. from the University of Nebraska and J.D. from the University of Michigan.

     Patrick Foley. Mr. Foley has served as a member of our Board of Directors since October 1997. Mr. Foley served in various positions with DHL Corporation, Inc. and its major subsidiary, DHL Airways, Inc., a global document, package and airfreight delivery company from September 1988 to 2001, most recently as its Chairman, President and Chief Executive Officer. He also serves as a director of Health Net, Inc. and Glenborough Realty Trust, Inc.

     Michael J. Moritz. Mr. Moritz has served as a member of our Board of Directors since July 1993. Since 1988, he has been a General Partner of Sequoia Capital, a venture capital firm. Mr. Moritz also serves as a director of Saba Software, Red Envelope, Inc. and several privately-held companies.

     Lip-Bu Tan. Mr. Tan has served as a member of our Board of Directors since March 2003. In 1987, he founded and since that time has served as Chairman of Walden International, a venture capital fund. Mr. Tan currently serves on the boards of Cadence Design Systems, Inc., Centillium Communications, Creative Technology, Integrated Silicon Solution, SINA Corporation and Semiconductor Manufacturing International Corporation. Mr. Tan received a M.S. in Nuclear Engineering from the Massachusetts Institute of Technology, a MBA from the University of San Francisco, and a B.S. from Nanyang University in Singapore.

Audit Committee

     Our Board of Directors has a separately-designated standing audit committee. The audit committee is currently composed of Mr. Foley, Mr. Moritz and Mr. Davidson. The Board also determined that Mr. Davidson is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission and is “financially sophisticated” within the meaning of the rules of the NASDAQ Stock Market.

Consideration of Director Nominees by Shareholders

     Our nominating and corporate governance committee generally recruits, evaluates and recommends nominees for our Board based upon recommendations by our directors, management and shareholders. The nominating and corporate governance committee will also consider recommendations submitted by our shareholders. To date, we have not received any such recommendations from our shareholders. Shareholders can recommend to our nominating and corporate governance committee qualified candidates for our Board by submitting recommendations to our corporate secretary at Flextronics International Ltd., 2090 Fortune Drive, San Jose, California 95131. Submissions that are received and meet the criteria outlined below will be forwarded to the nominating and corporate governance committee for review and consideration. Shareholder recommendations for our 2005 Annual Shareholder Meeting should be made at least three months prior to September 23, 2005 to ensure adequate time for meaningful consideration by the nominating and corporate governance committee.

     The goal of the nominating and corporate governance committee is to ensure that our Board possesses a variety of perspectives and skills derived from high-quality business and professional experience. The nominating and corporate governance committee seeks to achieve a balance of knowledge, experience and capability on our Board, while maintaining a sense of collegiality and cooperation that is conducive to a productive working relationship within the Board and between the Board and management. To this end, the nominating and corporate governance committee seeks nominees with the highest professional and personal ethics and values, an understanding of our business and industry, diversity of business experience and expertise, a high level of education, broad-based business acumen, and the ability to think strategically. Although the nominating and corporate governance committee uses these and other criteria to evaluate potential nominees, we have no stated minimum criteria for nominees. The nominating and corporate governance committee does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our shareholders. To date, we have not paid a third party to assist us in finding nominees for our Board.

Code of Business Conduct and Ethics

     We have adopted a Code of Business Conduct and Ethics that applies to all employees and directors. The code is available on our website at http://www.flextronics.com/Investors/CorporateGovernance.asp. Any amendment to or waiver of a provision of the code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and relates to elements of the code specified in the rules of the Securities and Exchange Commission will be posted on our website.

COMPLIANCE UNDER SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our ordinary shares to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements for the year ended March 31, 2004 were met with the exception of the following: Mr. Davidson, Mr. Foley Mr. Moritz, Mr. Sharp and Mr. Tan each failed to timely file a Form 4 in September 2003 with respect to the grant of options and Mr.Bhardwaj failed to timely file a Form 3 in March 2004 with respect to becoming an executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table presents information concerning the compensation paid or accrued by us for services rendered during fiscal 2004, fiscal 2003 and fiscal 2002 by our chief executive officer and each of our four other most highly compensated executive officers whose total salary and bonus for fiscal 2004 exceeded $100,000.

					Long Term
					Compensation
		Annual Compensation			Awards
					Securities
	Fiscal			Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Options	Compensation
Michael E. Marks	2004	$785,442	$605,000	$3,371	—	$14,228	(2)
Chief Executive Officer	2003	341,402	150,000	5,082	5,000,000	4,966	(3)
	2002	266,528	—	5,008	600,000	5,113	(4)
Michael McNamara	2004	700,110	393,750	7,525	—	9,658	(5)
Chief Operating Officer	2003	257,127	84,375	3,925	2,600,000	3,623	(6)
	2002	243,750	—	3,868	400,000	2,639	(7)
Ronny Nilsson	2004	538,362	17,414	—	75,000	47,625	(8)
President, Flextronics Network Services	2003	349,562	100,147	8,522	375,000	39,046	(9)
	2002	378,501	—	28,472	158,333	31,027	(9)
Robert R.B. Dykes	2004	475,000	267,188	120	1,000,000	6,995	(10)
President, Systems Group and	2003	221,327	79,688	122	700,000	150	(11)
Chief Financial Officer	2002	202,965	—	4,600	316,667	3,541	(12)
Ash Bhardwaj	2004	475,000	267,188	—	1,000,000	3,017	(13)
President, Design Services and	2003	200,478	75,000	—	700,000	3,560	(14)
ODM Products Group	2002	307,680	—	—	283,333	991	(15)

(1)	Represents a vehicle allowance. In fiscal 2002 for Mr. Nilsson, includes forgiveness of an interest payment of $19,805 on a promissory note due to one of our subsidiaries. In fiscal 2004 for McNamara, includes $7,455 for personal use of the company jet.

(2)	Represents our contribution to the 401(k) plan of $7,100, life insurance premium payments of $867, disability insurance premium payments of $5,985 and $276 in imputed income for group term life insurance.

(3)	Represents our contributions to the 401(k) plan of $2,716 and life insurance premium payments of $2,250.

(4)	Represents our contributions to the 401(k) plan of $2,574 and life insurance premium payments of $2,539.

(5)	Represents our contributions to the 401(k) plan of $6,000, life insurance premium payments of $1,431, disability insurance premium payments of $2,047 and $180 in imputed income for group term life insurance.

(6)	Represents our contributions to the 401(k) plan of $3,525 and life insurance premium payments of $98.

(7)	Represents our contributions to the 401(k) plan of $2,574 and life insurance premium payments of $65.

(8)	Represents our contributions to a pension retirement fund of $46,672 and health insurance premium payments of $953.

(9)	Represents our contributions to a pension retirement fund.

(10)	Represents our contribution to the 401(k) plan of $762, life insurance premium payments of $864, disability insurance premium payments of $2,047, imputed income for domestic partner insurance coverage in the amount of $2,986 and imputed income for group term life insurance in the amount of $336.

(11)	Represents life insurance premium payments.

(12)	Represents our contribution to the 401(k) plan of $1,109, life insurance premium payments of $138 and spousal health insurance premium payments of $2,294.

(13)	Represents life insurance premium payments of $859, disability insurance premium payments of $2,047 and imputed income for group term life insurance of $111.

(14)	Represents life insurance premium payments of $990, disability insurance premium payments of $2,516 and imputed income for group term life insurance of $54.

(15)	Represents life insurance premium payments of $291 and disability insurance premium payments of $700.

Option Grants in Fiscal 2004

     The following table presents information regarding option grants during fiscal 2004 to our chief executive officer and each of our four other most highly compensated executive officers. Option grants to our executive officers in fiscal 2004 were awarded pursuant to our existing equity compensation plans.

     In accordance with the rules of the Securities and Exchange Commission, the table presents the potential realizable values that would exist for the options at the end of their four- or ten-year terms, as the case may be.

     These values are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term. These are based on assumed annual rates of return mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of future ordinary share prices. The closing sale price per ordinary share as reported on the NASDAQ National Market on March 31, 2004, the last trading day of fiscal 2004, was $17.09.

					Potential Realizable Value
					at Assumed Annual Rates of
					Stock Price Appreciation
	Individual Grants				for Option Term
	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to	Exercise
	Options	Employees in	Price Per	Expiration
Name	Granted	Fiscal 2004	Share	Date	5%	10%
Michael E. Marks	—	—	—	—	—	—
Michael McNamara	—	—	—	—	—	—
Ronny Nilsson	75,000	0.85%	$17.50	01/22/2008	$282,852	$609,131
Robert R.B. Dykes	1,000,000	11.31	17.50	01/22/2014	11,005,656	27,890,493
Ash Bhardwaj	1,000,000	11.31	17.50	01/22/2014	11,005,656	27,890,493

     The options shown in the table above were granted with an exercise price equal to the fair market value of our ordinary shares on the date of grant and are non-statutory stock options. With the exception of options granted to Mr. Nilsson, options granted to our executive officers expire ten years from the date of grant, subject to earlier termination upon termination of the optionee’s employment. In the case of Mr. Nilsson, Swedish tax legislation imposes significant adverse consequences if there are any restrictions on exercisability or transfer of options. The term of Mr. Nilsson’s option has therefore, been shortened to four years from the date of grant.

     Mr. Nilsson’s options were 100% vested and exercisable at the date of grant. Mr. Dykes’ options vest and become exercisable with respect to 10% of the total shares on each of the first and second anniversaries of the date of grant, with respect to 20% of the total shares on each of the third and the fourth anniversaries of the date of grant, and with respect to 40% of the total shares on the fifth anniversary of the date of grant. Mr. Bhardwaj’s options vest and become exercisable with respect to 10% of the total shares on each of the first and second anniversaries of the date of grant, with respect to 20% of the total shares on each of the third and the fourth anniversaries of the date of grant, and with respect to 40% of the total shares on the fifth anniversary of the date of grant. Our Compensation Committee has the discretion to provide for alternative vesting schedules to maximize the retention value of our equity compensation. See “Change in Control Arrangements” below for a description of the acceleration provisions of these options. The exercise price of each option may be paid in cash or through a cashless exercise procedure involving a same-day sale of the purchase shares. We granted options to purchase an aggregate of 8,841,856 ordinary shares to our employees during fiscal 2004.

Aggregated Option Exercises in Fiscal 2004
and Option Values at March 31, 2004

     The following table presents information concerning the exercise of options during fiscal 2004 by our chief executive officer and each of our four other most highly compensated executive officers.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-money Options at
			March 31, 2004		March 31, 2004
	Shares
	Acquired
Name	On Exercise	Value Realized	Vested	Unvested	Vested	Unvested
Michael E. Marks	733,333	$5,771,331	2,354,167	4,845,833	$7,058,584	$41,453,416
Michael McNamara	1,244,113	9,879,041	1,476,042	2,123,958	7,131,990	18,516,010
Ronny Nilsson	—	—	608,333	—	3,698,666	—
Robert R.B. Dykes	410,834	3,109,088	935,063	1,377,604	5,126,709	2,916,013
Ash Bhardwaj	392,800	3,049,101	750,625	1,392,708	8,521,602	3,577,393

     The amounts set forth in the column entitled “Value Realized” represent the fair market value of the ordinary shares underlying the option on the date of exercise less the aggregate exercise price of the option.

     In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of March 31, 2004. Also reported are values of “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and $17.09 per share, which was the closing price per ordinary share as reported on the NASDAQ National Market on March 31, 2004, the last day of trading for fiscal 2004. These values, unlike the amounts set forth in the column entitled “Value Realized,” have not been, and may never be, realized.

Compensation of Directors

     Each individual who first becomes a non-employee Board member is granted a stock option to purchase 25,000 ordinary shares, pursuant to the automatic option grant provisions of our 2001 Equity Incentive Plan. After this initial grant, pursuant to the terms of the automatic option grant provisions of the 2001 Plan, on the date of each Annual General Meeting, each individual who is at that time serving as a non-employee director receives a stock option to purchase 12,500 ordinary shares. Pursuant to this program, in fiscal 2004, Mr. Foley, Mr. Goh, Mr. Moritz and Mr. Sharp each received a stock option to purchase 12,500 ordinary shares in fiscal 2004. Also, under the terms of the discretionary option grant provisions of the 2001 Plan, non-employee directors are eligible to receive stock options granted at the discretion of the board. Pursuant to this program, in fiscal 2004, Mr. Foley, Mr. Goh, Mr. Moritz and Mr. Sharp each received stock options to purchase 10,000 ordinary shares in fiscal 2004. The maximum number of ordinary shares that may be received by each non-employee director under this program is 100,000 ordinary shares per year.

     Each non-employee director receives annual cash compensation of $37,200 for services rendered as a director. In addition, each director receives $700 for each quarterly meeting of the Board of Directors that he attends as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is our employee receives compensation for services rendered as a director.

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

Supplemental Executive Retirement Plan

     On May 18, 2004, we established a supplemental retirement plan for Mr. Marks under which potential cash payments are based on the increase in value, if any, under a Contingent Share Award for 1,000,000 notional shares of Flextronics based on a price of $17.40 per share (a 10% premium above the $15.82 closing price of our ordinary shares on the Nasdaq Stock Market on May 18, 2004). Under this plan, once the 30-day average trading price of our share price at the end of any quarter exceeds $17.40, a cash payment would be made to a rabbi trust for the benefit of Mr. Marks in an amount equal to the net increase in value over $17.40 multiplied by the 1,000,000 notional shares. At the end of each subsequent quarter, if the 30-day average trading price our share price has further increased since the last quarter for which a cash payment was made under the plan, an additional payment would be made in an amount equal to the additional net increase in value since such prior quarter multiplied by 1,000,000 notional shares. The total cash payments may not exceed $7,500,000 in the aggregate over the life of the Plan, and no payments will be made following the termination of Mr. Marks’ employment. Upon Mr. Marks’ death or disability or upon a change of control of Flextronics, the entire $7,500,000 will be credited to the rabbi trust. All amounts credited to Mr. Marks’ account will be made only in cash (no shares will be issued under this Plan), and all cash contributions shall be fully vested and nonforfeitable.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee of our Board of Directors during fiscal 2004 were Mr. Sharp and Mr. Moritz. None of our executive officers serve on our Compensation Committee. No interlocking relationships exist between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of May 31, 2004 regarding the beneficial ownership of our ordinary shares by:

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

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Ordinary shares subject to options that are currently exercisable or exercisable within 60 days of May 31, 2004 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

     In the table below, percentage ownership is based on 530,913,617 ordinary shares outstanding as of May 31, 2004.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percent
5% Shareholders:
Entities associated with AXA Financial, Inc.(1)
1290 Avenue of the Americas
New York, NY 10104	63,486,452	11.95%
Entities associated with FMR Corporation (2)
82 Devonshire Street
Boston, MA 02109	39,904,020	7.51
Entities associated with Capital Research and Management Co.(3)
333 South Hope Street
Los Angeles, CA 90071	33,378,500	6.28
Executive Officers and Directors:
James A. Davidson (4)	18,650,594	3.50
Michael E. Marks (5)	6,602,254	1.24
Richard L. Sharp (6)	6,102,942	1.15
Michael McNamara (7)	2,511,090	*
Robert R.B. Dykes (8)	1,378,814	*
Ash Bhardwaj (9)	824,067	*
Ronny Nilsson (10)	743,333	*
Michael J. Moritz (11)	472,422	*

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percent
Patrick Foley (12)	64,990	*
Lip-Bu Tan (13)	32,813	*
All 10 directors and executive officers as a group (14)	37,383,319	7.04%

*	Less than 1%.

(1)	Based on information supplied by AXA Financial, Inc. in an amended Schedule 13G filed with the Securities and Exchange Commission on February 10, 2004.

(2)	Based on information supplied by FMR Corporation in an amended Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004.

(3)	Based on information supplied by Capital Research and Management Corporation in an amended Schedule 13G filed with the Securities and Exchange Commission on February 13, 2004.

(4)	Includes 18,571,427 shares issuable upon the conversion of $195 million in aggregate principal amount of our convertible junior subordinated notes due March 20, 2008, based on the current conversion price of $10.50 per share, 45,740 shares held by the Davidson Revocable Trust of which Mr. Davidson is a trustee, 5,000 shares held directly by Mr. Davidson, 94 shares held by the John Alexander Davidson Trust of which Mr. Davidson is a trustee and 28,333 shares subject to options exercisable within 60 days of May 31, 2004. Mr. Davidson received these options in connection with his service as a member of our board of directors. Under Mr. Davidson’s arrangements with respect to director compensation, these 28,333 shares issuable upon exercise of options are expected to be assigned by Mr. Davidson to Silver Lake Technology Management, L.L.C. The 18,571,427 shares are issuable to a group of investment funds as the holders of such notes in the following amounts: (i) 18,013,107 shares issuable to Silver Lake Partners Cayman, L.P.; (ii) 506,814 shares issuable to Silver Lake Investors Cayman, L.P.; and (iii) 51,506 shares issuable to Silver Lake Technology Investors Cayman, L.P. The sole general partner of each of Silver Lake Partners Cayman, L.P. and Silver Lake Investors Cayman, L.P. is Silver Lake Technology Associates Cayman, L.P. The sole general partner of each of Silver Lake Technology Associates Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. is Silver Lake (Offshore) AIV GP Ltd. Mr. Davidson is a director and shareholder of Silver Lake (Offshore) AIV GP Ltd. As such, Mr. Davidson could be deemed to have shared voting or dispositive power over these shares. Mr. Davidson, however disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(5)	Includes 2,296,059 shares held by Epping Investment Holdings, LLC of which Mr. Marks and his spouse are managing members, 1,250,000 shares held by the Marks Family Trust, 24,000 shares held by trust for Mr. Marks’ minor children and 3,032,195 shares subject to options exercisable within 60 days of May 31, 2004.

(6)	Includes 1,480,000 shares beneficially owned by Bethany, LLC of which Mr. Sharp is a manager and 612,000 shares held by RLS Charitable Reminder Unitrust of which Mr. Sharp is a co-trustee. Mr. Sharp disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. Also includes 64,990 shares subject to options exercisable within 60 days of May 31, 2004.

(7)	Includes 1,763,543 shares subject to options exercisable within 60 days of May 31, 2004.

(8)	Includes 370,834 shares held directly by The Dykes Family Limited Partnership II and 1,007,980 shares subject to options exercisable within 60 days of May 31, 2004.

(9)	Includes 821,459 shares subject to options exercisable within 60 days of May 31, 2004.

(10)	Includes 608,333 shares subject to options exercisable within 60 days of May 31, 2004.

(11)	Includes 407,432 shares held directly by the Maximus Trust of which Mr. Moritz is a co-trustee. Mr. Moritz disclaims beneficial ownership over such shares, except to the extent of his pecuniary interest therein. Also includes 64,990 shares subject to options exercisable within 60 days of May 31,2004.

(12)	Includes 64,990 shares subject to options exercisable within 60 days of May 31, 2004.

(13)	Includes 5,000 shares held by the Lip-Bu Tan and Ysa Loo, TTEES of which Mr. Tan is a co-trustee and 27,813 shares subject to options exercisable within 60 days of May 31, 2004.

(14)	Includes 7,484,626 shares subject to options exercisable within 60 days of May 31, 2004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     As of March 31, 2004, we maintained the 2001 Equity Incentive Plan and 1997 Employee Share Purchase Plan, both of which were approved by our shareholders, and the 1997 Interim Option Plan, 1998 Interim Option Plan, 1999 Interim Option Plan and 2002 Interim Incentive Plan. None of the Interim Plans is subject to shareholder approval. The terms of the Interim Plans are described more fully below.

     The following table gives information about equity awards under these plans as of March 31, 2004.

			(C)
	(A)	(B)	Number of Ordinary Shares
	Number of Ordinary	Weighted-Average	Remaining Available for
	Shares to be Issued	Exercise Price	Equity Compensation Plans
	Upon Exercise	of Outstanding	(Excluding Ordinary Shares
Plan Category	of Outstanding Options	Options	Reflected in Column (A))
Equity compensation plans approved by shareholders	24,793,567	$16.59	7,955,981 (1)
Equity compensation plans not approved by shareholders (3)	19,011,175	10.40	1,897,571 (2)

Total	43,804,742	$13.90	9,853,552

(1)	Of these, 7,053,084 ordinary shares remained available for grant under the 2001 Equity Incentive Plan and 902,897 ordinary shares remained available for purchase under the 1997 Employee Share Purchase Plan.

(2)	Of these, 534,342 ordinary shares remained available for grant under the 1997 Interim Option Plan, 219,070 ordinary shares remained available for grant under the 1998 Interim Option Plan and 1,144,159 ordinary shares remained available for grant under the 2002 Interim Incentive Plan. There are no additional ordinary shares available for grant under the 1999 Interim Option Plan.

(3)	Companies acquired by us have adopted option plans, which we refer to as the Assumed Plans. Options to purchase a total of 6,499,257 ordinary shares under the Assumed Plans have been assumed. These options have a weighted average exercise price of $5.81 per share. These options have been converted into options to purchase our ordinary shares on the terms specified in the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Options under the Assumed Plans generally vest over four years and expire 10 years from the date of grant. No further awards may be made under the Assumed Plans. Options outstanding under the Assumed Plans are not included in the above table.

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

     The Board reserved an aggregate of 2,000,000 ordinary shares, 3,200,000 ordinary shares, 5,200,000 ordinary shares and 20,000,000 ordinary shares for issuance under the 1997 Plan, the 1998 Plan, the 1999 Plan and the 2002 Plan, respectively. These plans provide for the grant to qualified persons of non-statutory stock options to purchase our ordinary shares. Information regarding outstanding options under the 1997 Plan, the 1998 Plan, the 1999 Plan, and the 2002 Plan as of March 31, 2004 is set forth in the table above. Since March 31, 2004, we have granted additional options under the these plans. As of June 30, 2004, we had a total of 940,324 shares available for issuance under our 1997 Plan, 1998 Plan and 2002 Plan. There are no additional ordinary shares available for grant our 1999 Plan.

     Shares subject to options granted pursuant to these interim plans that expire or terminate for any reason without being exercised will again become available for grant and issuance pursuant to awards under the interim plans. Options granted under these plans have an exercise price of not less than 85% of the fair market value of the underlying ordinary shares on the date of grant. Options issued under these plans generally vest over a four-year period and expire ten years from the date of grant. The other general terms of these interim plans are similar to our 2001 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than compensation agreements and other arrangements, which are described in “Executive Compensation,” and the transactions described below, during fiscal 2004, there was not, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeded or will exceed $60,000; and

•	in which any director, executive officer, holder of more than 5% of our ordinary shares or any member of their immediate family had or will have a direct or indirect material interest.

Loans to Executive Officers

     Since June 30, 2003, neither we nor any of our subsidiaries have made any loans to our executive officers.

     Mr. Bhardwaj. On July 1, 2003, one of our subsidiaries, Flextronics International USA, Inc., which we refer to in this section as Flextronics USA, loaned $4,713,630 to Mr. Bhardwaj, who was not an executive officer at that time. Mr. Bhardwaj executed a Loan and Security Agreement and a promissory note in favor of Flextronics USA that bears interest at a rate of 1.49% per year and matures on July 1, 2006. The remaining outstanding balance of the loan as of March 31, 2004 was $4,767,552 (representing $4,713,630 in principal and $53,922 in accrued interest).

     Mr. Dykes. On May 29, 2002, Flextronics USA loaned $1,947,221 to Mr. Robert R.B. Dykes. Mr. Dykes executed a Loan and Security Agreement and a promissory note in favor of Flextronics USA that bears interest at a rate of 5.85% per year and matures on May 29, 2006. The remaining outstanding balance of the loan as of March 31, 2004 was $2,160,173 (representing $1,947,221 in principal and $212,952 in accrued interest).

     Mr. McNamara. On November 25, 1998, Flextronics USA loaned $130,000 to Mr. McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest at a rate of 7.25% per year and matured on November 25, 2003. The remaining outstanding principal amount and the accrued interest thereon was paid in full in August 2003. The largest aggregate amount of indebtedness outstanding under this loan in fiscal 2004 was $174,983.

     On October 11, 2000, Flextronics USA loaned $152,236 to Mr. McNamara. This represented the principal and interest then due on a loan previously made to Mr. McNamara on October 22, 1996, which loan was canceled at that time. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest compounded quarterly at a rate of 5.96% per year and matured on November 11, 2003. The outstanding principal amount and the accrued interest thereon were paid in full in August 2003. The largest aggregate amount of indebtedness outstanding under this loan in fiscal 2004 was $178,800.

     On May 3, 2001, Flextronics USA loaned $1,095,977 to Mr. McNamara. This represented the principal and interest then due on a loan previously made to Mr. McNamara on April 14, 1999, which loan was canceled at that time. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest compounded quarterly at a rate of 4.19% per year and matured on May 3, 2003. The outstanding principal amount and the accrued interest thereon were paid in full in May 2003. The largest aggregate amount of indebtedness outstanding under this loan in fiscal 2004 was $1,215,939.

     On December 12, 2001, Flextronics USA loaned $6,000,000 to Mr. McNamara. Mr. McNamara executed a promissory note in favor of Flextronics USA that bears interest at a rate of 2.48% per year and matures on December 12, 2004. The remaining outstanding balance of the loan as of March 31, 2004 was $6,344,465 (representing $6,000,000 in principal and $344,465 in accrued interest).

     On May 31, 2002, Flextronics USA loaned $1,022,227 to Mr. McNamara. Mr. McNamara executed a Loan and Security Agreement and a promissory note in favor of Flextronics USA that bears interest at a rate of 3.21% and matured on May 31, 2003. The outstanding principal amount and the accrued interest thereon were paid in full in May 2003. The largest aggregate amount of indebtedness outstanding under this loan in fiscal 2004 was $1,055,496.

     Mr. Nilsson. On May 4, 2002 Flextronics International N.V. loaned $1,011,129 to Mr. Ronny Nilsson. Mr. Nilsson executed a promissory note in favor of Flextronics International Ltd. that bore interest at a rate of 5.73% per year and matured on May 4, 2004. The outstanding principal amount and the accrued interest thereon were paid in full in September 2003. The largest aggregate amount of indebtedness outstanding under this loan in fiscal 2004 was $1,093,850.

     Mr. Smach. On April 3, 2000, Flextronics USA loaned $1,000,000 to Mr. Thomas J. Smach. Mr. Smach executed a Loan and Security Agreement and a promissory note in favor of Flextronics USA that does not bear interest and matures on April 3, 2005. The remaining outstanding balance of the loan as of March 31, 2004 was $1,000,000.

Other Loans to Executive Officers

     In connection with an investment partnership of our executive officers, Glouple Ventures LLC, one of our subsidiaries, Flextronics International, NV, which we refer to in this section as Flextronics NV, has loaned the following amounts to each of Messrs. Bhardwaj, Dykes, McNamara and Nilsson, pursuant to promissory notes executed by each in favor of Flextronics NV, which bear interest at the rate indicated below and mature on August 15, 2010:

Date	Amount of Loan	Interest Rate
July 2000	$460,137	6.40%
August 2000	302,614	6.22
November 2000	1,484,965	6.09
August 2001	226,650	5.72
November 2001	177,935	5.05
December 2001	51,073	5.05

     As of March 31, 2004, the remaining aggregate outstanding balance of the loan was $2,703,374, including accrued interest, which is the largest aggregate amount of indebtedness outstanding in fiscal 2004.

Investment by Silver Lake Partners

     During fiscal 2003, we issued a $200.0 million zero coupon, zero yield, convertible junior subordinated note maturing in 2008 in a private placement transaction with funds associated with Silver Lake Partners. On April 28, 2004, we irrevocably exercised our right to cause the notes to be converted into our ordinary shares effective upon our ordinary shares having a closing price of at least $15.75 for the 15 consecutive trading days ending the day prior to such conversion, the listing of our ordinary shares on the Nasdaq National Market, the absence of other trading restrictions on our ordinary shares and the effectiveness of the registration statement covering the resale of the ordinary shares issuable upon conversion of the notes. In connection with the issuance of the notes, we appointed Mr. James Davidson, a founder and managing member of Silver Lake Partners, to our Board of Directors in March 2003 upon completion of the transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Set forth below are the fees paid for the services of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates in fiscal 2004 and fiscal 2003 (in millions).

	Fiscal 2004	Fiscal 2003
Audit Fees	$4.5	$3.8
Audit-Related Fees	1.0	0.1
Tax Fees	2.0	1.7
All Other Fees	—	—

Total:	$7.5	$5.6

     Audit Fees consist of fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements included in our report on Form 10-K, the review of our quarterly financial statements included in our reports on Form 10-Q, the issuance of consents related to the preparation of registration statements, and other services that generally only the independent auditors reasonably can provide in connection with statutory and regulatory filings.

     Audit-Related Fees consist of fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees. In fiscal 2004, these fees related primarily to accounting consultation services and readiness services related to Section 404 of the Sarbanes-Oxley Act of 2002.

     Tax Fees consist of fees billed for professional services rendered by our independent auditors for tax compliance, tax advise, tax consultation and tax planning services.

     All Other Fees consist of billed for professional services rendered by our independent auditors for permissible no-audit services, if any. We did not incur fees under this category during fiscal 2004 and fiscal 2003.

Audit Committee Pre-Approval Policy

     The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

     The audit committee has determined that the provision of no-audit services under appropriate circumstances may be compatible with maintaining the independence of Deloitte & Touche LLP, and that all such services provided by Deloitte & Touche LLP to us in the past were compatible with maintaining such independence. The audit committee is sensitive to the concern that some non-audit services, and related fees, could impair independence and the committee believes it important that independence be maintained. However, the committee also recognizes that in some areas, services that are identified by the relevant regulations as “tax fees” or “other fees” are sufficiently related to the audit work performed by Deloitte & Touche LLP that it would be highly inefficient and unnecessarily expensive to use a separate firm to perform those non-audit services. The audit committee intends to evaluate each such circumstance on its own merits, and to approve the performance of non-audit services where it believes efficiency can be obtained without meaningfully compromising independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) Exhibits

3. Exhibits. The following exhibits are filed with this Form 10-K/A:

			Incorporated By
			Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
3.01	Memorandum and New Articles of Association of the Registrant.	10-Q	000-23354	02-09-01	3.1

4.01	Indenture dated as of October 15, 1997 between Registrant and U.S. Bank National Association (successor to State Street Bank and Trust Company of California, N.A.), as trustee.	8-K	000-23354	10-22-97	10.1

4.02	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1

4.03	Euro Indenture dated as of June 29, 2000 between Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.2

4.04	Indenture dated as of May 9, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04

4.05	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01

4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

4.07	Credit Agreement dated as of March 3, 2004 among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V. as co-lead arranger, bookrunner and agent for the lenders, Fleet National Bank, as co-lead arranger, syndication agent and issuing bank, Citicorp USA, Inc., Deutsche Banc Securities Inc., Credit Suisse First Boston Corporation, Bank of America, N.A., and Scotia Capital, as co-syndication agents, BNP Paribas and Keybank National Association, as senior managing agents, and Lehman Commercial Paper Inc., Royal Bank of Canada, HSBC Bank USA, UBS AG, Stamford Branch, as managing agents (the “FIL Credit Agreement”).*	S-3	333-114970	04-28-04	4.07

4.08	Credit Agreement dated as of March 3, 2004 among Flextronics International USA, Inc., the lenders named therein, ABN, AMRO Bank N.V. as co-lead arranger, bookrunner and agent for the lenders, Fleet National Bank, as co-lead arranger, syndication agent and issuing bank, Citicorp USA, Inc., Deutsche Banc Securities Inc., Credit Suisse First Boston Corporation, Bank of America, N.A., and Scotia Capital, as co-syndication agents, BNP Paribas and Keybank National Association, as senior managing agents, and Lehman Commercial Paper Inc., Royal Bank of Canada, HSBC Bank USA, UBS AG, Stamford Branch, as managing agents (the “FIUI Credit Agreement”).*	S-3	333-114970	04-28-04	4.08

4.09	Form of Amendment No. 1 to the FIL Credit Agreement dated as of April 26, 2004.*	10-K	000-23354	06-14-04	4.09

4.10	Form of Amendment No. 1 to the FIUI Credit Agreement dated as of April 26, 2004.*	10-K	000-23354	06-14-04	4.10

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.	S-1	33-74622		10.01

10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2

10.03	Registrant’s 1997 Employee Share Purchase Plan.†	S-8	333-101327	11-20-02	4.02

10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2

10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.07	Registrant’s 2001 Equity Incentive Plan.†	S-8	333-75526	12-19-01	4.9

10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02

10.09	Flextronics U.S.A. 401(k) plan.†	S-1	33-74622		10.52

10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.	10-K	000-23354	06-29-01	10.08

10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.	10-K	000-23354	06-29-01	10.09

10.12	Contingent Share Award Agreement and Special Deferred Compensation Plan dated May 18, 2004 entered into by and between Michael E. Marks and the Registrant.†					X

21.01	Subsidiaries of Registrant.	10-K	000-23354	06-14-04	21.01

23.01	Consent of Deloitte & Touche LLP.	10-K	000-23354	06-14-04	23.01

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

31.02	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**	10-K	000-23354	06-14-04	32.01

32.02	Certification of the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**	10-K	000-23354	06-14-04	32.02

*	Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

†	Management contract, compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flextronics International Ltd.

Date: July 20, 2004	By:	/s/ MICHAEL E. MARKS
Michael E. Marks
Chief Executive Officer and Director

POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL E. MARKS	Chief Executive Officer and Director	July 20, 2004
(Principal Executive Officer)
Michael E. Marks

/s/ ROBERT R.B. DYKES	President, Systems Group and	July 20, 2004
Chief Financial Officer
Robert R.B. Dykes	(Principal Financial Officer)

THOMAS J. SMACH*	Senior Vice President, Finance	July 20, 2004
(Principal Accounting Officer)
Thomas J. Smach

RICHARD L. SHARP*	Chairman of the Board	July 20, 2004

Richard L. Sharp

JAMES A. DAVIDSON*	Director	July 20, 2004

James A. Davidson

PATRICK FOLEY*	Director	July 20, 2004

Patrick Foley

MICHAEL J. MORITZ*	Director	July 20, 2004

Michael J. Moritz

LIP-BU TAN*	Director	July 20, 2004

Lip-Bu Tan

*By:	/s/ Robert R.B. Dykes

Robert R.B. Dykes
Attorney-in-Fact

EXHIBIT INDEX

			Incorporated By
			Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
3.01	Memorandum and New Articles of Association of the Registrant.	10-Q	000-23354	02-09-01	3.1

4.01	Indenture dated as of October 15, 1997 between Registrant and U.S. Bank National Association (successor to State Street Bank and Trust Company of California, N.A.), as trustee.	8-K	000-23354	10-22-97	10.1

4.02	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1

4.03	Euro Indenture dated as of June 29, 2000 between Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.2

4.04	Indenture dated as of May 9, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04

4.05	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01

4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

4.07	Credit Agreement dated as of March 3, 2004 among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V. as co-lead arranger, bookrunner and agent for the lenders, Fleet National Bank, as co-lead arranger, syndication agent and issuing bank, Citicorp USA, Inc., Deutsche Banc Securities Inc., Credit Suisse First Boston Corporation, Bank of America, N.A., and Scotia Capital, as co-syndication agents, BNP Paribas and Keybank National Association, as senior managing agents, and Lehman Commercial Paper Inc., Royal Bank of Canada, HSBC Bank USA, UBS AG, Stamford Branch, as managing agents (the “FIL Credit Agreement”).*	S-3	333-114970	04-28-04	4.07

4.08	Credit Agreement dated as of March 3, 2004 among Flextronics International USA, Inc., the lenders named therein, ABN, AMRO Bank N.V. as co-lead arranger, bookrunner and agent for the lenders, Fleet National Bank, as co-lead arranger, syndication agent and issuing bank, Citicorp USA, Inc., Deutsche Banc Securities Inc., Credit Suisse First Boston Corporation, Bank of America, N.A., and Scotia Capital, as co-syndication agents, BNP Paribas and Keybank National Association, as senior managing agents, and Lehman Commercial Paper Inc., Royal Bank of Canada, HSBC Bank USA, UBS AG, Stamford Branch, as managing agents (the “FIUI Credit Agreement”).*	S-3	333-114970	04-28-04	4.08

4.09	Form of Amendment No. 1 to the FIL Credit Agreement dated as of April 26, 2004.*	10-K	000-23354	06-14-04	4.09

4.10	Form of Amendment No. 1 to the FIUI Credit Agreement dated as of April 26, 2004.*	10-K	000-23354	06-14-04	4.10

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.	S-1	33-74622		10.01

10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2

10.03	Registrant’s 1997 Employee Share Purchase Plan.†	S-8	333-101327	11-20-02	4.02

10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2

10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.07	Registrant’s 2001 Equity Incentive Plan.†	S-8	333-75526	12-19-01	4.9

10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02

10.09	Flextronics U.S.A. 401(k) plan.†	S-1	33-74622		10.52

10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.	10-K	000-23354	06-29-01	10.08

10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.	10-K	000-23354	06-29-01	10.09

10.12	Contingent Share Award Agreement and Special Deferred Compensation Plan dated May 18, 2004 entered into by and between Michael E. Marks and the Registrant.†					X

21.01	Subsidiaries of Registrant.	10-K	000-23354	06-14-04	21.01

23.01	Consent of Deloitte & Touche LLP.	10-K	000-23354	06-14-04	23.01

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

31.02	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**	10-K	000-23354	06-14-04	32.01

32.02	Certification of the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**	10-K	000-23354	06-14-04	32.02

*	Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

†	Management contract, compensatory plan or arrangement.

20