Form 10-Q
period 2004-06-30
FLEXTRONICS INTERNATIONAL LTD
filed 2004-08-06
CIK 866374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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
ONE MARINA BOULEVARD, #28-00
SINGAPORE 018989
(65) 6890-7188
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

     As of August 4, 2004, there were 556,111,183 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flextronics International Ltd.:

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of operations and cash flows for the three month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March, 31, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 14, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 4, 2004

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	June 30, 2004	March 31, 2004
	(In thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$664,624	$615,276
Accounts receivable, net	1,896,907	1,871,637
Inventories	1,385,656	1,179,513
Deferred income taxes	6,363	14,244
Other current assets	537,670	581,063

Total current assets	4,491,220	4,261,733
Property, plant and equipment, net	1,616,919	1,625,000
Deferred income taxes	646,715	604,785
Goodwill	2,676,735	2,653,372
Other intangible assets, net	65,375	68,060
Prepayment related to pending acquisition	226,461	—
Other assets	470,137	370,987

Total assets	$10,193,562	$9,583,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$57,529	$96,287
Current portion of capital lease obligations	8,210	8,203
Accounts payable	2,439,961	2,145,174
Other current liabilities	1,080,719	1,127,253

Total current liabilities	3,586,419	3,376,917
Long-term debt, net of current portion:
Capital lease obligations, net of current portion	13,092	15,084
Zero coupon convertible junior subordinated notes due 2008	200,000	200,000
9 7/8% Senior subordinated notes due 2010, net of discount	7,659	7,659
9 3/4% Euro senior subordinated notes due 2010	181,884	181,422
1% Convertible Subordinated Notes due 2010	500,000	500,000
6 1/2% Senior Subordinated Notes due 2013	399,650	399,650
Outstanding under revolving line of credit	536,000	220,000
Other	99,067	100,446
Other liabilities	202,263	215,546
Commitments and contingencies (Note I)
Shareholders’ equity:
Ordinary shares, S$.01 par value, authorized - 1,500,000,000 shares; issued and outstanding - 531,319,762 and 529,944,282 shares as of June 30, 2004 and March 31, 2004, respectively	3,143	3,135
Additional paid-in capital	5,026,822	5,014,990
Accumulated deficit	(648,149)	(722,471)
Accumulated other comprehensive income	91,787	78,105
Deferred compensation	(6,075)	(6,546)

Total shareholders’ equity	4,467,528	4,367,213

Total liabilities and shareholders’ equity	$10,193,562	$9,583,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2004	June 30, 2003
	(In thousands, except per share amounts)
Net sales	$3,880,448	$3,106,677
Cost of sales	3,633,516	2,941,636
Restructuring charges	20,991	308,835

Gross profit	225,941	(143,794)
Selling, general and administrative expenses	141,596	116,415
Intangibles amortization	8,661	8,817
Restructuring charges	2,597	18,273
Interest and other expense, net	18,286	25,911
Loss on early extinguishment of debt	—	8,695

Income (loss) before income taxes	54,801	(321,905)
Benefit from income taxes	(19,521)	(32,190)

Net income (loss)	$74,322	$(289,715)

Earnings (loss) per share:
Basic	$0.14	$(0.56)

Diluted	$0.13	$(0.56)

Weighted average shares used in computing per share amounts:
Basic	530,626	521,100

Diluted	568,013	521,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30, 2004	June 30, 2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$74,322	$(289,715)
Depreciation and amortization	86,481	91,195
Change in working capital and other	5,416	444,801

Net cash provided by operating activities	166,219	246,281

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(60,269)	(32,316)
Acquisitions of businesses, net of cash acquired	(33,424)	(6,252)
Prepayment relating to pending acquisition	(226,461)	—
Other investments and notes receivable	(96,256)	(24,102)

Net cash used in investing activities	(416,410)	(62,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	414,814	425,745
Repayments of bank borrowings and long-term debt	(139,590)	(180,275)
Repayments of capital lease obligations	(2,140)	(5,056)
Net proceeds from issuance of ordinary shares	11,840	9,352

Net cash provided by financing activities	284,924	249,766

Effect of exchange rate on cash	14,615	2,354

Net increase in cash and cash equivalents	49,348	435,731
Cash and cash equivalents at beginning of period	615,276	424,020

Cash and cash equivalents at end of period	$664,624	$859,751

The accompanying notes are an integral part of these condensed consolidated financial statements

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — ORGANIZATION OF THE COMPANY

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) that span a broad range of products and industry segments, including cellular phones, printers and imaging, telecom/datacom infrastructure, medical, automotive, industrial systems and consumer electronics. The Company’s strategy is to provide customers with a complete range of services that are designed to meet their product requirements throughout their product development life cycle. The Company provides customers with global end-to-end supply chain services that include design and related engineering, new product introduction, manufacturing, and logistics with the goal of delivering a complete packaged product. The Company also provides after-market services such as repair and warranty services as well as network and communications installation and maintenance.

In addition to the assembly of printed circuit boards and complete systems and products, the Company’s manufacturing services include the fabrication and assembly of plastic and metal enclosures, the fabrication of printed circuit boards and backplanes and the fabrication and assembly of photonics components. The Company also provides contract design and related engineering services which include all aspects of product design, including industrial and mechanical design, hardware design, embedded and application software development, semiconductor design, system validation and test development through which it offers its customers the choice of full product development, system integration, cost reductions and software application development.

In addition, the Company combines its design and manufacturing services to design, develop and manufacture complete products, such as cellular phones and other consumer-related devices that are sold by its OEM customers under the OEMs’ brand names. This service offering is referred to as original design manufacturing (ODM).

NOTE B — SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2004 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

The Company’s fiscal year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each such fiscal quarter, and the third and fourth fiscal quarters end on December 31 and March 31, respectively.

Amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$) or Euros (€).

The accompanying condensed consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Revenue Recognition

Revenue from manufacturing services is recognized upon shipment of the manufactured product to the customers under contractual terms, which are FOB shipping point. Revenue from other services and after-market services is recognized when the services have been performed. Upon shipment, title transfers, and the customer assumes the risks and rewards of ownership of the product.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market provision, were as follows (in thousands):

	As of	As of
	June 30, 2004	March 31, 2004
Raw materials	$757,711	$622,905
Work-in-process	237,710	242,435
Finished goods	390,235	314,173

	$1,385,656	$1,179,513

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (three to thirty years), with the exception of building leasehold improvements, which are amortized over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred.

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

Goodwill and Other Intangibles

Goodwill of the reporting units is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. In November 2002, the date of the test was changed from March 31st to January 31st to enable the Company to meet its public reporting requirements. The Company believes that the accounting change described above is to an alternative accounting principle that is preferable under the circumstances and that the change is not intended to delay, accelerate or avoid an impairment charge. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available to management, and for which management regularly reviews the operating results. For purpose of the annual goodwill impairment evaluation, the Company has identified two separate reporting units: Electronic Manufacturing Services and Network Services. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential likelihood that some or all of its goodwill would be considered impaired.

The following table summarizes the activity in the Company’s goodwill account (in thousands):

Three Months Ended
June 30, 2004
Balance, beginning of the fiscal period	$2,653,372
Additions	31,582
Foreign currency translation adjustments	(2,949)
Reclassification to other intangibles(1)	(5,270)

Balance, end of the fiscal period	$2,676,735

(1) Reclassification resulting from the completion of final allocation of the Company’s intangible assets acquired through certain business combinations in a period subsequent to the respective period of acquisition, based on third-party valuations.

All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles. Contractual agreements, patents and trademarks, and developed technologies are amortized on a straight-line basis up to ten years. Other acquired intangibles related to favorable leases and customer lists are amortized on a straight-line basis over three to ten years. No residual value is estimated for the intangible assets. During the three months ended June 30, 2004, there was approximately $5.4 million of additions to intangible assets, primarily related to purchased patents and certain contractual agreements. The components of other intangible assets are as follows (in thousands):

	As of June 30, 2004			As of March 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Contractual agreements	$82,976	$(38,820)	44,156	$77,706	$(31,584)	$46,122
Patents and trademarks	2,695	(898)	1,797	2,611	(536)	2,075
Developed technologies	500	(126)	374	500	(84)	416
Other acquired intangibles	30,573	(11,525)	19,048	31,520	(12,073)	19,447

Total	$116,744	$(51,369)	$65,375	$112,337	$(44,277)	$68,060

Total amortization expense recorded during the three months ended June 30, 2004 and June 30, 2003 was $8.7 million and $8.8 million, respectively. Expected future annual amortization expense is as follows (in thousands):

Fiscal years ending March 31,	Amount
2005	$23,199	(1)
2006	16,270
2007	12,933
2008	5,251
2009	1,981
Thereafter	5,741

Total amortization expenses	$65,375

(1) Represents estimated amortization for the nine-month period ending March 31, 2005

Deferred Income Taxes

The Company provides for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying the applicable statutory tax rate to such differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Accounting for Stock-Based Compensation

At June 30, 2004, the Company maintained six stock-based employee compensation plans. The Company accounts for its stock option awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB Opinion No. 25. The following table illustrates the effect on net income (loss) and earnings (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Net income (loss), as reported	$74,322	$(289,715)
Fair value compensation costs, net of tax	(14,274)	(17,356)

Proforma net income (loss)	60,048	(307,071)

Basic earnings (loss) per share:
As reported	$0.14	$(0.56)

Proforma	$0.11	$(0.59)

Diluted earnings (loss) per share:
As reported	$0.13	$(0.56)

Proforma	$0.11	$(0.59)

The fair value of employee stock options granted and stock purchased under the Company’s employee share purchase plan were estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three Months Ended June 30,
	2004	2003
Volatility	82.8%	83.0%
Risk-free interest rate	3.1%	0.9% - 2.4%
Dividend yield	0.0%	0.0%
Expected option life	3.8 years	3.8 years

The following weighted average assumptions are used in estimating the fair value related to shares issued under the Company’s employee stock purchase plan:

	Three Months Ended June 30,
	2004	2003
Volatility	40.3%	44.0%
Risk-free interest rate	1.6%	1.4%
Dividend yield	0.0%	0.0%
Expected option life	0.5 years	0.5 years

Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net income (loss) and earnings (loss) per share disclosures may not reflect the associated fair value of the outstanding options.

The Company provides restricted stock grants to key employees under its 2002 Interim Incentive Plan. Shares awarded under the plan vest in installments over a five-year period and unvested shares are forfeited upon termination of employment. During the first quarter of fiscal year 2005, 30,000 shares of restricted stock were granted with a fair value on the date of grant of $17.37 per share. The unearned compensation associated with the restricted stock grants was $6.1 million and $6.5 million as of June 30, 2004 and March 31, 2004, respectively. These amounts are included in shareholders’ equity. Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant. During the three months ended June 30, 2004 and June 30, 2003, compensation expense related to the restricted stock grants amounted to approximately $0.5 million and $0.4 million, respectively.

NOTE C — EARNINGS (LOSS) PER SHARE

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

Earnings (loss) per share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003
Basic earnings (loss) per share:
Net income (loss)	$74,322	$(289,715)

Shares used in computation:
Weighted average ordinary shares outstanding	530,626	521,100

Basic earning (loss) per share	$0.14	$(0.56)

Diluted earnings (loss) per share	$74,322	$(289,715)

Net income (loss)
Shares used in computation:
Weighted average ordinary shares outstanding	530,626	521,100
Weighted average ordinary share equivalents from stock options and awards (1)	16,037	—
Weighted average ordinary share equivalents from convertible notes (2)	21,350	—
Weighted average ordinary shares and ordinary share equivalent shares outstanding	568,013	521,100

Diluted earning (loss) per share	$0.13	$(0.56)

(1)	Due to the Company’s reported net losses for the quarter ended June 30, 2003, the ordinary share equivalents from stock options to purchase 9,403,800 shares outstanding were excluded from the computation of diluted earnings per share during the three months ended June 30, 2003, as the inclusion would have been anti-dilutive for that period.

(2)	Ordinary share equivalents from the zero coupon convertible junior subordinated notes of 19,047,617 shares outstanding were anti-dilutive for the three months ended June 30, 2003, and therefore not assumed to be converted for diluted earnings per share computation. Such shares were included as common stock equivalents during the quarter ended June 30, 2004. The ordinary share equivalents from the principal portion of the 1% convertible subordinated notes due August 2010 are excluded from the computation of diluted earnings per share as the Company has the positive intent and ability to settle the principal amount of the notes in cash and to settle any conversion spread (excess of conversion value over face value) in stock. Accordingly, 2,302,349 ordinary share equivalents from the conversion spread are included in the shares used for computation above.

Also, the ordinary share equivalents from stock options to purchase 20,755,279 and 21,974,605 shares outstanding during the three months ended June 30, 2004 and June 30, 2003, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

NOTE D — OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive income (loss) (in thousands):

	Three Months Ended June 30,
	2004	2003
Net income (loss)	$74,322	$(289,715)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	15,107	81,842
Unrealized holding gain (loss) on investments and derivative instruments, net of taxes	(1,432)	800

Comprehensive income (loss)	$87,997	$(207,073)

NOTE E — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, 2004, the fair value of these short-term foreign currency forward contracts was recorded as an asset amounting to $4.0 million. At the same date, the Company had recorded in other comprehensive income deferred gains of approximately $3.0 million relating to the Company’s foreign currency forward contracts. These gains are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for all periods presented.

NOTE F — TRADE RECEIVABLES SECURITIZATION

The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. The

Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2005, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. The Company has sold $462.6 million of its accounts receivable as of June 30, 2004, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. The Company received net cash proceeds of $219.5 million from the unaffiliated financial institution for the sale of these receivables. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $219.5 million as of June 30, 2004.

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

NOTE G — RESTRUCTURING CHARGES

In recent years, the Company has initiated a series of restructuring activities in light of the global economic downturn. These activities, which are intended to realign the Company’s global capacity and infrastructure with demand by its OEM customers and thereby improve operational efficiency, include reducing excess workforce and capacity, and consolidating and relocating certain manufacturing and administrative facilities to lower cost regions.

The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that the Company has shifted its manufacturing capacity to locations with higher efficiencies and, in some instances, lower costs, and are better utilizing its overall existing manufacturing capacity. This has enhanced the Company’s ability to provide cost-effective manufacturing service offerings, which enables it to retain and expand the Company’s existing relationships with customers and attract new business. These restructuring activities were substantially complete as of March 31, 2004, with some smaller-scale activities occurring in fiscal year 2005.

The Company accounts for costs associated with restructuring activities initiated after December 31, 2002 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which supersedes previous accounting guidance, principally Emerging Issues Task force Issue (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activities.” SFAS 146 requires that the liability for costs associated with exit or disposal of activities be recognized when the liability is incurred.

Fiscal Year 2005

The Company recognized restructuring charges of approximately $23.6 million during the first quarter of fiscal year 2005 related to the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities. The Company has classified $21.0 million of the charges associated with facility closures as a component of cost of sales during the first quarter of fiscal year 2005.

The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During the first quarter of fiscal year 2005, the Company recorded approximately $3.9 million of other exit costs associated with contractual obligations, of which approximately $1.0 million is classified as long-term obligation and will be paid throughout the term of the leases terminated.

As of June 30, 2004, assets that were no longer in use and held for sale totaled approximately $62.2 million of which $29.5 million represents manufacturing facilities located in the Americas and Europe that have been closed as part of the facility consolidations, while the remaining balance of $32.7 million represents idle assets under synthetic leases.

The components of the restructuring charges during the first quarter of fiscal year 2005 were as follows (in thousands):

	Americas	Europe	Total	Nature
Severance	$1,793	$17,447	$19,240	Cash
Long-lived assets impairment	365	100	465	Non-Cash
Other exit costs	1,598	2,285	3,883	Cash & Non-Cash

Total restructuring charges	$3,756	$19,832	$23,588

During the first quarter of fiscal year 2005 the Company recorded approximately $19.2 million of employee termination costs associated with the involuntary terminations of 954 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to 270 and 684 for the Americas and Europe, respectively. Approximately $16.7 million of the net charges were classified as a component of cost of sales.

During the first quarter of fiscal year 2005 the Company also recorded approximately $0.5 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures. Approximately $0.4 million of this amount was classified as a component of cost of sales.

The restructuring charges recorded during the first quarter of fiscal year 2005 also included approximately $3.9 million for other exit costs. The entire amount was classified as a component of cost of sales. Of this amount, facility lease obligations accounted for approximately $2.1 million, while facility abandonment and refurbishment costs accounted for approximately $1.4 million.

The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs incurred during the three months ended June 30, 2004 (in thousands):

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
Activities during the quarter:
Provision	$19,240	$465	$3,883	$23,588
Cash payments	(16,353)	—	(949)	(17,302)
Non-cash charges	—	(465)	—	(465)

Balance as of June 30, 2004	2,887	—	2,934	5,821
Less:
Current portion (classified as other current liabilities)	(2,887)	—	(1,894)	(4,781)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$—	$—	$1,040	$1,040

Fiscal Year 2004

The Company recognized restructuring charges of approximately $540.3 million during fiscal year 2004 related to the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities. The Company has classified $477.3 million of the charges associated with facility closures as a component of cost of sales during fiscal year 2004.

The Company anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The components of the restructuring charges during the quarters of fiscal year 2004 were as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total	Nature
Americas:
Severance	$3,691	$14,072	$5,023	$3,623	$26,409
Long-lived asset impairment	64,844	18,024	2,273	8,247	93,388
Other exit costs	17,736	18,492	18,978	25,772	80,978

Total restructuring charges	86,271	50,588	26,274	37,642	200,775
Asia:
Severance	—	—	—	—	—
Long-lived asset impairment	111,340	—	—	—	111,340
Other exit costs	—	—	—	—	—

Total restructuring charges	111,340	—	—	—	111,340
Europe:
Severance	8,200	6,003	28,081	35,040	77,324
Long-lived asset impairment	114,388	1,497	8,008	2,539	126,432
Other exit costs	6,909	2,164	8,656	6,748	24,477

Total restructuring charges	129,497	9,664	44,745	44,327	228,233
Total
Severance	11,891	20,075	33,104	38,663	103,733	cash
Long-lived asset impairment	290,572	19,521	10,281	10,786	331,160	non-cash
Other exit costs	24,645	20,656	27,634	32,520	105,455	cash & non-cash

Total restructuring charges	$327,108	$60,252	$71,019	$81,969	$540,348

During fiscal year 2004, the Company recorded approximately $103.7 million of employee termination costs associated with the involuntary terminations of 5,176 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to 2,083 and 3,093 for the Americas and Europe, respectively. As of June 30, 2004, the total employees terminated under these plans had reached approximately 4,600, while approximately 600 employees have been notified but not yet terminated. Approximately $84.6 million of the net charges were classified as a component of cost of sales during fiscal year 2004.

During fiscal year 2004 the Company also recorded approximately $331.2 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures. Approximately $317.4 million of this amount was classified as a component of cost of sales in fiscal year 2004. Certain assets will remain in service until their anticipated disposal dates pursuant to the exit plans. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. This calculation is measured at the asset group level, which is the lowest level for which there are identifiable cash flows. The fair value of assets held for use was determined based on projected discounted cash flows of the asset, plus salvage value. Certain other assets are held for sale, as these assets are no longer required in operations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other assets on the consolidated balance sheet.

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

The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs incurred during fiscal year ended March 31, 2004 (in thousands):

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
Activities during the year:
Provision	$103,733	$331,160	$105,455	$540,348
Cash payments	(81,357)	—	(48,852)	(130,209)
Non-cash charges	—	(331,160)	(17,872)	(349,032)

Balance as of March 31, 2004	22,376	—	38,731	61,107
Activities during the first quarter of fiscal year 2005:
Cash payments	(9,116)	—	(7,999)	(17,115)

Balance as of June 30, 2004	13,260	—	30,732	43,992
Less:
Current portion (classified as other current liabilities)	(12,774)	—	(14,381)	(27,155)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$486	$—	$16,351	$16,837

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

The components of the net restructuring and other charges recorded during the first and third quarters of fiscal year 2003 were as follows (in thousands):

	First	Third
	Quarter	Quarter	Total	Nature
Americas:
Severance	$21,053	$11,654	$32,707
Long-lived asset impairment	31,061	30,017	61,078
Other exit costs	42,287	31,086	73,373

Total restructuring charges	94,401	72,757	167,158
Asia:
Severance	2,306	183	2,489
Long-lived asset impairment	5,072	(5,397)	(325)
Other exit costs	1,349	(1,677)	(328)

Total restructuring charges	8,727	(6,891)	1,836
Europe:
Severance	53,542	29,737	83,279
Long-lived asset impairment	20,146	(10,335)	9,811
Other exit costs	23,551	11,320	34,871

Total restructuring charges	97,239	30,722	127,961
Total:
Severance	76,901	41,574	118,475	cash
Long-lived asset impairment	56,279	14,285	70,564	non-cash
Other exit costs	67,187	40,729	107,916	cash & non-cash

Total restructuring charges	200,367	96,588	296,955
Other charges	7,456	—	7,456

Total restructuring charges and other charges	$207,823	$96,588	$304,411

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

During fiscal year 2003, the Company recorded approximately $118.5 million of net employee termination costs associated with the involuntary terminations of 8,108 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region are as follows: 2,922 for the Americas, 4,896 for Asia and 290 for Europe. Approximately $59.6 million and $34.6 million of the net charges were classified as a component of cost of sales in the first and third quarters of fiscal year 2003, respectively. The third quarter charges reflect a reversal of prior period termination costs of approximately $5.8 million due to changes in estimated severance payment amounts and a reduction in the number employees that were previously identified for termination.

The restructuring charges recorded during fiscal year 2003 included $70.6 million for the net write-down of property, plant and equipment associated with various manufacturing and administrative facility closures from their carrying value of $121.4 million. Approximately $55.3 million and $9.5 million of this net amount were classified as a component of cost of sales in the first and third quarters of fiscal year 2003, respectively. Also included in long-lived asset impairment is approximately $1.0 million for the write-off of goodwill. The third quarter charges reflect a reversal of prior period restructuring charges of approximately $26.1 million due to changes in previously estimated fair values of certain property, plant and equipment. Certain assets were held for use and remained in service until their anticipated disposal dates pursuant to the exit plans. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of assets held for use was determined based on projected discounted cash flows of the asset, plus salvage value. Certain other assets were held for sale, as these assets were no longer required in operations. For assets being held for sale, depreciation ceases and an impairment loss was recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale were included in Other Assets on the consolidated balance sheet.

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

The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs initiated prior to March 31, 2003 (in thousands):

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
Balance as of March 31, 2002	$91,879	$—	$68,668	$160,547
Activities during fiscal year 2003:
Provision	118,475	70,564	107,916	296,955
Cash payments	(160,563)	—	(90,204)	(250,767)
Non-cash charges	—	(70,564)	(16,576)	(87,140)

Balance as of March 31, 2003	49,791	—	69,804	119,595
Activities during fiscal year 2004:
Cash payments	(45,071)	—	(54,146)	(99,217)

Balance as of March 31, 2004	4,720	—	15,658	20,378
Activities during the first quarter of fiscal year 2005:
Cash payments	(1,028)	—	(4,127)	(5,155)

Balance as of June 30, 2004	3,692	—	11,531	15,223
Less:
Current portion (classified as other current liabilities)	(2,092)	—	(9,042)	(11,134)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$1,600	$—	$2,489	$4,089

NOTE H — GEOGRAPHIC REPORTING

The Company operates and is managed internally by two operating segments that have been combined for operating segment disclosures, as they do not meet the quantitative thresholds for separate disclosure established in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

Geographic information as of and for the periods presented is as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Net sales
Asia	$1,924,002	$1,398,265
Americas	622,294	472,434
Europe	1,556,755	1,395,121
Intercompany eliminations	(222,603)	(159,143)

	$3,880,448	$3,106,677

	Three Months Ended June 30,
	2004	2003
Income (loss) before income taxes:
Asia	$81,112	$(60,816)
Americas	11,759	(95,065)
Europe	(15,408)	(131,743)
Intercompany eliminations	(22,662)	(34,281)

	$54,801	$(321,905)

	As of	As of
	June 30, 2004	March 31, 2004
Long-lived assets, net
Asia	$710,266	$700,262
Americas	399,927	402,031
Europe	506,726	522,707

	$1,616,919	$1,625,000

Revenues are generally attributable to the country in which the product is manufactured.

For purposes of the preceding tables, “Asia” includes China, Japan, India, Malaysia, Mauritius, Singapore, Taiwan and Thailand; “Americas” includes Brazil, Canada, Mexico and the United States, “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Norway, Poland, Portugal, Scotland, Spain, Sweden, Switzerland and the United Kingdom.

During the three months ended June 30, 2004, net sales generated from Singapore, the principal country of domicile, was approximately $57.0 million.

NOTE I — COMMITMENTS AND CONTINGENCIES

Between June and August 2002, Flextronics and certain of its officers and directors were named as defendants in several securities class action lawsuits that seek an unspecified amount of damages, which were filed in the United States District Court for the Southern District of New York. These actions, which were filed on behalf of those who purchased, or otherwise acquired, the Company’s ordinary shares between January 18, 2001 and June 4, 2002, including those who purchased ordinary shares in our secondary offerings on February 1, 2001 and January 7, 2002. These actions generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of the Company. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. On July 16, 2003, Flextronics filed a motion to dismiss on behalf of the Company and its officers and directors named as defendants. On November 17, 2003, the Court entered an order granting defendants’ motion to dismiss without prejudice. On January 28, 2004, plaintiffs filed an amended complaint. Flextronics’ motion to dismiss the amended complaint was filed on March 10, 2004.

In May 2004, the parties reached a tentative settlement of all claims in the lawsuit and the defendants withdrew their motion to dismiss. The settlement would be funded entirely by funds from the Company’s Officers’ and Directors’ insurance. On July 28, 2004, the Court entered an order preliminarily approving the settlement. The settlement agreement is subject to final Court approval and a hearing on final approval is scheduled for October 27, 2004. If the settlement is not finalized, there can be no assurance the Company will be successful in defending the lawsuits, and, if it was unsuccessful, the Company may be subject to significant damages. Even if the Company were to be successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns and harm the Company’s business.

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

NOTE J — ACQUISITIONS AND STRATEGIC INVESTMENTS

Strategic Transaction with Nortel Networks.

On June 29, 2004, the Company entered into a definitive asset purchase agreement with Nortel Networks (Nortel) providing for the purchase of certain Nortel optical, wireless, wireline and enterprise manufacturing operations and optical design operations by Flextronics.

Subject to closing the asset acquisition, Flextronics will provide the majority of Nortel’s systems integration activities, final assembly, testing and repair operations, along with the management of the related supply chain and suppliers, under a four-year manufacturing agreement. Additionally, under a three-year design services agreement, Flextronics will provide Nortel Networks with design services for end-to-end, carrier grade optical network products. As part of this transaction, Flextronics anticipates hiring approximately 2,350 Nortel manufacturing employees and approximately 150 optical design engineers.

The assets to be acquired consist primarily of inventory and capital equipment currently in use. The transfer of assets is expected to begin in November 2004 and to take approximately six months to complete.

The Company anticipates that the aggregate purchase price for the assets acquired will be in the range of approximately $675 million to $725 million. The purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be approximately $415 million to $465 million for inventory, approximately $60 million for fixed assets, and the remaining $200 million for intangible assets and goodwill. Management expects that approximately $75 million of the cash purchase price will be paid to Nortel in November 2004, and approximately $600 million to $650 million will be paid in four quarterly installments in calendar 2005. If any of the acquired inventory has not been used by the first anniversary of the applicable closing date, the Company will have a “put” right under which, subject to certain closing conditions, it may then sell that inventory back to Nortel. Similarly, if any of the acquired equipment is unused at the first anniversary of the applicable closing date, then subject to certain conditions, the Company will be entitled to sell it back to Nortel. The Company intends to use its working capital balances and borrowings under its revolving credit facilities to fund the purchase price for the assets to be acquired. The acquisition is subject to certain closing conditions.

Hughes Software Acquisition.

On June 8, 2004, the Company entered into a definitive share purchase agreement with Hughes Network Systems, Inc. providing for the purchase of approximately fifty-five percent (55%) of the outstanding shares of Hughes Software Systems Limited (HSS). HSS is based in India and provides software for fixed and mobile networks for both voice and data. On June 8, 2004, approximately $226 million in cash consideration was paid to Hughes Network Systems, Inc. The Company then made an open offer to purchase an additional twenty percent (20%) of the outstanding shares of HSS from the other shareholders of HSS for approximately $83 million in the aggregate, which has been deposited into escrow as required pursuant to Indian securities regulations. On July 9, 2004, the Company appointed its nominees to a majority of the seats on the board of directors of HSS. This transaction is expected to be completed in November 2004, subject to obtaining regulatory approval, the satisfaction of requirements under the Indian securities regulations with respect to the offer and the satisfaction of other customary closing conditions.

NOTE K — SUBSEQUENT EVENTS

On July 27, 2004, the Company completed a follow-on offering of 24,330,900 of its ordinary shares for which the Company received net proceeds of approximately $299.8 million.

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

Our revenue is generated from sales of our services to our customers, which include industry leaders such as Alcatel SA, Casio Computer Co., Ltd., Dell Computer Corporation, Ericsson Telecom AB, Hewlett-Packard Company, Microsoft Corporation, Motorola, Inc., Siemens AG, Sony-Ericsson, Telia Companies, and Xerox Corporation. A majority of our sales come from a small number of customers. Our ten largest customers during the three months ended June 30, 2004 accounted for approximately 64%, with Sony-Ericsson accounting for approximately 15% of the total net sales. No other customer accounted for more than 10% of net sales in the three months ended June 30, 2004. For any particular customer, we may be engaged in programs to manufacture a number of products, or may be manufacturing a single product or product line. Our gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, capacity utilization and the expansion and consolidation of manufacturing facilities. Typically, a new program will contribute relatively less to our gross profit in its early stages, as manufacturing volumes are low and result in inefficiencies and unabsorbed manufacturing overhead costs. As volumes increase, the contribution to gross profit and to profit margin often increases due to the ability to leverage improved utilization rates and overhead absorption. In addition, different programs can contribute different gross margins depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the associated products. As a result, our gross margin varies from period to period.

The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services has escalated, as an increasing number of OEMs outsource some or all of their manufacturing requirements. However, many OEMs experienced a significant reduction in demand beginning in 2000, due to the technology and the worldwide downturns. This resulted in significant reductions in EMS industry production requirements. In fiscal year 2004, several OEMs began to experience a return to growth, while others experienced a continued economic downturn. Additionally, severe price pressure on our customers in their end markets has led to increased demand for EMS production capacity in the lower cost regions of the world, such as China, Mexico, and Eastern Europe, where Flextronics has a significant presence. We have responded by making strategic decisions to exit certain activities and involuntarily terminate employees to optimize the operating efficiencies that can be provided by our global presence and to reduce our workforce and our manufacturing capacity.

Over the past several years, we have completed numerous strategic transactions with OEM customers, including, among others, Xerox, Alcatel, Casio and Ericsson. These strategic transactions have expanded our customer base, provided end-market diversification, and contributed to a significant portion of our revenue growth. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEMs, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. These agreements generally do not require any minimum volumes of purchases by the OEM. We intend to continue to pursue these OEM divestiture transactions in the future.

On June 29, 2004, we entered into a definitive asset purchase agreement with Nortel Networks providing for the purchase of certain Nortel optical, wireless, wireline and enterprise manufacturing operations and optical design operations by us.

Subject to closing the asset acquisition, we will provide the majority of Nortel Networks’ systems integration activities, final assembly, testing and repair operations, along with the management of the related supply chain and suppliers, under a four-year manufacturing agreement. Additionally, under a three-year design services agreement, Flextronics will provide Nortel Networks with design services for end-to-end, carrier grade optical network products. As part of this transaction, Flextronics anticipates hiring approximately 2,350 Nortel manufacturing employees and approximately 150 optical design engineers.

The assets to be acquired consist primarily of inventory and capital equipment currently in use. The transfer of assets is expected to begin in November 2004 and to take approximately six months to complete. During this time period, Flextronics’ revenues from Nortel Networks will increase each quarter, and we anticipate approximately $400 million in revenues from Nortel in fiscal 2005. Following completion of the asset transfers, we expect that our revenues from Nortel Networks should reach approximately $2.5 billion on an annualized basis (assuming Nortel’s sales of those products that the Company will manufacture remain at current levels). However, our sales to Nortel may differ from our current expectations.

We anticipate that the aggregate purchase price for the assets acquired will be in the range of approximately $675 million to $725 million. We will allocate the purchase price to the fair value of the acquired assets, which we currently estimate will be approximately $415 million to $465 million for inventory, approximately $60 million for fixed assets, and the remaining $200 million for intangible assets and goodwill. We expect that approximately $75 million of the cash purchase price will be paid to Nortel in November 2004, and approximately $600 million to $650 million will be paid in four quarterly installments in calendar 2005. If any of the acquired inventory has not been used by the first anniversary of the applicable closing date, we will have a “put” right under which, subject to certain closing conditions, we may then sell that inventory back to Nortel. Similarly, if any of the acquired equipment is unused at the first anniversary of the applicable closing date, then subject to certain conditions, we will be entitled to sell it back to Nortel. We intend to use our working capital balances and borrowings under our revolving credit facilities to fund the purchase price for the assets to be acquired.

As a result of the transaction, we will acquire or lease approximately 1.1 million square feet of facilities from Nortel Networks, which represents approximately 50% of the space currently used by Nortel Networks for the activities to be transferred to Flextronics. We will initially occupy portions of the facilities from Nortel Networks in Canada and the United Kingdom under three-year leases, and will purchase Nortel’s manufacturing facility in France. The space we lease may be further reduced by us over the three-year term of the leases.

Nortel Networks currently uses the facilities and assets that will be transferred to Flextronics primarily for systems integration and final assembly of products that it then sells to its customers, which include wireless service providers, large businesses, small businesses and home offices, government agencies, educational institutions, utility organizations, local and long-distance telephone companies, cable multiple system operators, Internet service providers and other communications service providers. These facilities are currently operated by Nortel Networks as cost centers for internal reporting purposes, with no allocation of revenues when the products manufactured at the manufacturing facilities are transferred to other Nortel operations.

The manufacturing activities that will be performed by Flextronics for Nortel Networks include not only systems integration activities, final assembly, testing and repair operations, but also the fabrication of printed circuit boards, fabrication of enclosures and printed circuit board assembly. After we acquire these facilities, the operations will be operated as profit centers by Flextronics and we will generate revenue and earnings from the sale of products to Nortel Networks. Flextronics will have no contact with Nortel’s end user customers with regards to the sale of these products, and sales to Nortel’s customers will continue to be made by Nortel in the same manner as currently conducted by Nortel.

The nature of the revenue producing activities currently performed by Nortel Networks is substantially different from the nature of such activities to be performed by Flextronics after the transfer of assets. Flextronics does not believe there is sufficient continuity of operations prior to and after the transaction with Nortel Networks such that disclosure of historical and pro forma financial information relating to the manufacturing operations would be material to an understanding of Flextronics’ future operations. There will be fundamental differences regarding the revenue producing activities, manufacturing costs, manufacturing locations, personnel, sales force, customer base, and distribution and marketing efforts, as a result of which historical and pro forma financial information would not be comparable or meaningful.

On June 8, 2004, we entered into a definitive share purchase agreement with Hughes Network Systems, Inc. providing for our purchase of approximately fifty-five percent (55%) for approximately $226.5 million in cash, of the outstanding shares of Hughes Software Systems Limited. We then made an open offer to purchase an additional twenty percent (20%) of the outstanding shares of Hughes Software from the other shareholders of Hughes Software for approximately $83 million in the aggregate, which we have deposited into escrow as required pursuant to Indian securities regulations. On July 9, 2004, we appointed our nominees to a majority of the seats on the board of directors of Hughes Software. Hughes Software is based in India and provides software for fixed and mobile networks for both voice and data. Hughes Software offers Voice over Packets (VoP), SS7, broadband and wireless (GPRS/UMTS) products that provide customers with open architecture solutions, and also develops custom applications for customers. Hughes Software employs approximately 2,400 employees worldwide, with development centers located in New Delhi and Bangalore, India and Nuremberg, Germany. This transaction is expected to be completed in November 2004, at which time we will obtain ownership of the shares of HSS, subject to obtaining regulatory approval, the satisfaction of requirements under the Indian securities regulations with respect to the offer and the satisfaction of other customary closing conditions.

Hughes Software offers Voice over Packets (VoP), SS7, broadband and wireless (GPRS/UMTS) products that provide customers with open architecture solutions, and also develops custom applications for customers. Hughes Software employs approximately 2,400 employees worldwide, with development centers located in New Delhi and Bangalore, India and Nuremberg, Germany.

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

Inventory Valuation

Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or financial position of our customers and/or changes in economic conditions may require additional provisions for inventories due to our customers’ inability to fulfill their contractual obligations with regard to inventory purchased on their behalf.

Exit Costs

We recognized restructuring charges during the first quarter of fiscal year 2005, in fiscal year 2004 and fiscal year 2003, related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recorded restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.

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

Refer to Note G — Restructuring Charges, of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

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

	Three Months Ended June 30,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	93.7	94.7
Restructuring charges	0.5	9.9

Gross profit	5.8	(4.6)
Selling, general and administrative expenses	3.6	3.7
Intangibles amortization	0.2	0.3
Restructuring charges	0.1	0.6
Interest and other expense, net	0.5	0.8
Loss on early extinguishment of debt	0.0	0.3

Income (loss) before income taxes	1.4	(10.3)
Benefit from income taxes	(0.5)	(1.0)

Net income (loss)	1.9	(9.3)

Net Sales

Net sales for the first quarter of fiscal year 2005 increased $773.8 million, or 25%, to $3.9 billion from $3.1 billion in the first quarter of fiscal year 2004. The increase in net sales was primarily attributable to (i) the expansion of existing customer programs in the handheld device industry, which increased $450.2 million, (ii) an increase of $181.8 million in net sales to providers of communication infrastructure products, and (iii) an increase of $98.4 million in net sales to customers in a variety of industries, including industrial, medical and automotive industries. The $773.8 million increase in net sales by region is as follows: Asia $466.6 million, Americas $153.7 million, and Europe $153.5 million.

Our ten largest customers during the three months ended June 30, 2004 accounted for approximately 64% of net sales, with Sony-Ericsson accounting for 15% of our net sales. In the first quarter of fiscal year 2004, our ten largest customers accounted for approximately 61% of net sales, with Sony-Ericsson and Hewlett-Packard Company accounting for 12% and 11% of net sales, respectively. No other customer accounted for more than 10% of net sales during these periods.

Gross Margin

Gross margin for first quarter of fiscal year 2005 increased to 5.8% from negative 4.6% in the first quarter of fiscal year 2004. The increase of 1,040 basis points in gross margin is mainly attributable to a 940 basis-point decrease in restructuring charges, combined with a 100 basis-point decrease in cost of sales, resulting primarily from better absorption of fixed costs that resulted from the restructuring activities and the increase in net sales. The restructuring charges related to the consolidation and closure of various facilities, which is described in more detail below in the section entitled, “Restructuring Charges ”.

Restructuring Charges

In recent years, we have initiated a series of restructuring activities in light of the global economic downturn. These activities, which are intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency, include reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities to lower-cost regions, and consolidating and relocating certain administrative facilities.

The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and, in some instances, lower costs, and are better utilizing our overall existing manufacturing capacity. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business. Our restructuring activities were substantially complete as of March 31, 2004, and we believe we are realizing our anticipated benefits from these efforts. We continue to monitor our operational efficiency and may utilize similar measures in the future to realign our operations relative to future customer demand. As a result, we may be required to take additional charges in the future. We cannot predict the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and cash flows.

During the first quarter of fiscal year 2005, we recognized restructuring charges of approximately $23.6 million relating to the closure and consolidations, and impairment of certain long-lived assets, at various manufacturing facilities. Restructuring charges recorded by reportable geographic regions totaled $3.8 million and $19.8 million for Americas and Europe, respectively. The associated involuntary employee terminations identified by geographic regions were 270 and 684 for Europe and Americas, respectively. Approximately $21.0 million of the restructuring charges were classified as a component of cost of sales.

During fiscal year 2004, we recognized restructuring charges of approximately $540.3 million, which related to the closures and consolidations, and impairment of certain long-lived assets, at various manufacturing facilities. Restructuring charges recorded by reportable geographic region amounted to $200.8 million, $111.3 million and $228.2 million, for the Americas, Asia and Europe, respectively. The associated involuntary employee terminations identified by reportable geographic region amounted to 2,083 and 3,093 for the Americas and Europe, respectively. Approximately $477.3 million of the restructuring charges were classified as a component of cost of sales.

We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses will be offset in part by reduced revenues at the affected facilities. In addition, we may incur further restructuring charges in the future as we continue to reconfigure our operations in order to address excess capacity concerns that may arise, which may materially affect our results of operations in future periods.

Refer to Note G — Restructuring and Other Charges, of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Information” for further discussion of our restructuring activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, for the first quarter of fiscal year 2005 increased to $141.6 million compared to $116.4 million in the first quarter of fiscal year 2004. The absolute dollar increase in SG&A was primarily attributed to the continuing expansion of our ODM service offering, combined with the growth in our net sales, offset by savings generated by our control over discretionary spending and efficiencies realized from our restructuring activities. SG&A as a percentage of net sales decreased to 3.6% for the first quarter of fiscal year 2005 from 3.7% for the same quarter in fiscal year 2004, and was the result of the increase in net sales.

Intangibles Amortization

Intangibles amortization for the first quarter of fiscal year 2005 amounted to $8.7 million, which remained relatively unchanged compared to $8.8 million in the first quarter of fiscal year 2004.

Interest and Other Expense, Net

Interest and other expense, net was $18.3 million for the first quarter of fiscal year 2005 compared to $25.9 million for first quarter of fiscal year 2004. The decrease in net expense was primarily driven by reduced interest expense due to the redemption of $150.0 million aggregate principal amount of our 8.75% notes in June 2003 and the repurchase of $492.3 million aggregate principal amount of our 9.875% notes in August 2003. During fiscal year 2004, we issued $400.0 million aggregate principal amount of 6.5% senior subordinated notes due May 2013 and $500.0 million aggregate principal amount of 1% convertible subordinated notes due August 2010.

Loss on Early Extinguishment of Debt

We recognized a loss on early extinguishment of debt of $8.7 million during the first quarter of fiscal year 2004 associated with the early redemption of notes. In June 2003, we used a portion of the net proceeds from our issuance of $400.0 million of 6.5% senior subordinated notes in May 2003 to redeem all of our $150.0 million aggregate principal amount of 8.75% senior subordinated notes due October 2007.

Provision for Income Taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.

Our consolidated effective tax rate was a benefit of 35.6% for the first quarter of fiscal year 2005 and a benefit of 10% for the first quarter of fiscal year 2004. The tax benefit for the first quarter of fiscal year 2005 is primarily due to the establishment of a $25.0 million deferred tax asset resulting from a tax law change in Hungary that replaced a tax holiday incentive with a tax credit incentive. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries in China, Hungary and Malaysia.

In evaluating the realizability of the deferred tax assets, management considers the recent history of operating income and losses by jurisdiction, exclusive of items that it believes are non-recurring in nature such as restructuring charges and losses associated with early extinguishment of debts. Management also considers the future projected operating income in the relevant jurisdiction and the effect of any tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash and cash equivalents totaling $664.6 million and total bank and other debts totaling $2.0 billion. Also, we have a revolving credit facility of $1.1 billion, which is subject to compliance with certain financial covenants, under which we had $536.0 million borrowings outstanding as of June 30, 2004.

Cash provided by operating activities was $166.2 million and $246.3 million during the three months ended June 30, 2004 and June 30, 2003, respectively. During the first quarter of fiscal year 2005, cash provided by operating activities reflected an increase in trade payable and other accrued liabilities of approximately $165.5 million, offset by a $201.8 million increase in inventory and a $22.0 million increase in accounts receivable. The increase in inventory reflects growth in certain new customer programs, and the expansion of our logistics operations. During the first quarter of fiscal year 2004, cash provided by operating activities reflected increase in trade payable and other accrued liabilities of approximately $588.5 million, offset by increases in accounts receivable, inventory and other current assets of approximately $119.4 million.

Cash used in investing activities was $416.4 million and $62.7 million for the first three months of fiscal year 2005 and fiscal year 2004, respectively. Cash used in investing activities during the three months ended June 30, 2004 primarily related to (i) the prepayment relating to the pending acquisition of 55% of Hughes Software Systems, (ii) net capital expenditures of $60.3 million to purchase equipment and for continued expansion of various manufacturing facilities in certain low-cost, high volume centers, primarily in Asia, and (iii) net payments of $96.3 million for investments and notes receivable, including our participation in our trade receivables securitization program.

Our financing activities provided net cash of $284.9 million in the first three months of fiscal year 2005, compared to $249.8 million for the same period in fiscal year 2004. Cash provided by financing activities during the three months ended June 30, 2004 primarily related to proceeds from bank borrowings and the utilization of our revolving line of credit, which generated net proceeds of approximately $275.2 million, compared to net proceeds of $245.5 million for the three months ended June 30, 2003. Additionally, proceeds from the sale of ordinary shares under our employee stock plans generated cash of approximately $11.8 million and $9.4 million for the three months ended June 30, 2004 and June 30, 2003, respectively.

On June 29, 2004, we entered into a definitive asset purchase agreement with Nortel Networks providing for the purchase of certain Nortel optical, wireless, wireline and enterprise manufacturing operations and optical design operations by Flextronics. We anticipate that the aggregate purchase price for the assets acquired will be in the range of approximately $675 million to $725 million. We will allocate the purchase price to the fair value of the acquired assets, which we currently estimate will be approximately $415 million to $465 million for inventory, approximately $60 million for fixed assets, and the remaining $200 million for intangible assets and goodwill. We expect that approximately $75 million of the cash purchase price will be paid to Nortel in November 2004, and approximately $600 million to $650 million will be paid in four quarterly installments in calendar 2005. If any of the acquired inventory has not been used by the first anniversary of the applicable closing date, we will have a “put” right under which, subject to certain closing conditions, we may then sell that inventory back to Nortel. Similarly, if any of the acquired equipment is unused at the first anniversary of the applicable closing date, then subject to certain conditions, we will be entitled to sell it back to Nortel. We intend to use our working capital balances and borrowings under our revolving credit facilities to fund the purchase price for the assets to be acquired.

Subsequent to June 30, 2004, we completed a follow-on offering of 24,330,900 of our ordinary shares for which we received net proceeds of approximately $299.8 million. We intend to use the net proceeds from the offering to fund the further expansion of our business, including additional working capital and capital expenditures, to repay borrowings under our revolving credit facility, and for general corporate purposes.

Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. It is possible that future acquisitions may be significant and may require the payment of cash, including our recent announcement regarding the Nortel Networks acquisition as further discussed above. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures by us for new equipment, the extent to which we utilize operating leases for the new facilities and equipment, the extent of cash charges associated with future restructuring activities and levels of shipments and changes in volumes of customer orders.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2004. There have been no material changes in contractual obligations since March 31, 2004. Information regarding our other financial commitments at June 30, 2004 is provided in “Notes to Condensed Consolidated Financial Statements, Note F — Trade Receivables Securitization.”

RELATED PARTY TRANSACTIONS

Since June 30, 2003, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to that time, we made loans to several of our executive officers. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 2.48% to 5.85%. The remaining outstanding balance of the loans, including accrued interest, as of June 30, 2004, was approximately $14.4 million. Additionally, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of June 30, 2004 was approximately $2.9 million.

RISK FACTORS

If we do not effectively manage changes in our operations, our business may be harmed.

In the last ten years, we have experienced significant growth in our business through a combination of internal growth and acquisitions, and we expect to make additional acquisitions in the future, including our recently announced pending acquisition of the majority ownership stake in Hughes Software Systems and our recently announced acquisition of assets from Nortel Networks described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”. Our global workforce has more than doubled in size since the beginning of fiscal year 2001. During that time, we have also reduced our workforce at some locations and closed certain facilities in connection with our restructuring activities. These changes have placed considerable strain on our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

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

In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our transition to low-cost manufacturing regions has contributed to significant restructuring and other charges that have resulted from reducing our workforce and capacity at higher-cost locations. We recognized restructuring charges of approximately $540.3 million in fiscal year 2004 and $297.0 million in fiscal year 2003 associated with the consolidation and closure of several manufacturing facilities, and impairment of certain long-lived assets at several manufacturing facilities. We may be required to take additional charges in the future as a result of these activities. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on our operating results, financial position and cash flows.

We depend on industries that continually produce technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis could harm our business.

For the three months ended June 30, 2004, we derived:

•	approximately 37% of our revenues from customers in the handheld devices industry, whose products include cellular phones, pagers and personal digital assistants;

•	approximately 21% of our revenues from customers in the computers and office automation industry, whose products include copiers, scanners, graphic cards, desktop and notebook computers, and peripheral devices such as printers and projectors;

•	approximately 16% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches, and broadband devices;

•	approximately 9% of our revenues from the consumer devices industry, whose products include set-top boxes, home entertainment equipment, cameras and home appliances;

•	approximately 8% of our revenues from providers of information technologies infrastructure, whose products include servers, workstations, storage systems, mainframes, hubs and routers; and

•	approximately 9% of our revenues from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

Factors affecting these industries in general could seriously harm our customers and, as a result, us. These factors include:

•	rapid changes in technology, which result in short product life cycles;

•	seasonality of demand for our customers’ products;

•	the inability of our customers to successfully market their products, and the failure of these products to gain widespread commercial acceptance; and

•	recessionary periods in our customers’ markets.

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

We have completed numerous acquisitions of businesses and we expect to continue to acquire additional businesses in the future. We are currently in preliminary discussions with respect to potential acquisitions and strategic customer transactions, and we have entered into definitive agreements for the acquisition of the majority ownership stake in Hughes Software Systems and the acquisition of Nortel Networks’ optical, and wireless and enterprise manufacturing operations and related supply chain activities, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”. We do not have any other definitive agreements to make any material acquisitions or strategic customer transactions. Any future acquisitions may require additional debt or equity financing. This could increase our leverage or be dilutive to our existing shareholders. We may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.

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

Our new strategic relationship with Nortel Networks involves a number of risks, and we may not succeed in realizing the anticipated benefits of this relationship.

The transaction with Nortel Networks described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” is subject to a number of closing conditions, including regulatory approvals, conversion of information technology systems, and the completion of the required information and consultation process with employee representatives in Europe. Some of the processes involved in converting information technology systems (including the integration of related systems and internal controls) are complex and time consuming, and may present unanticipated difficulties. As a result, we expect that the closings of this transaction will not begin until November 2004 and they are not expected to be completed until May 2005. Further delays may arise if the conversion of information technology systems requires more time than presently anticipated. In addition, completion of required information and consultation process with employee representatives in Europe may result in additional delays and in difficulties in retaining employees.

After closing, the success of this transaction will depend on our ability to successfully integrate the acquired operations with our existing operations. This will involve integrating Nortel Networks’ information technology systems with our other systems, integrating their operations into our existing procurement activities, and assimilating and managing existing personnel. In addition, this transaction will increase our expenses and working capital requirements, and place burdens on our management resources. In the event we are unsuccessful in integrating the acquired operations, we would not achieve the anticipated benefits of this transaction, and our results of operations would be adversely affected.

As a result of the new strategic relationship, we expect that Nortel Networks will become our largest single customer, representing over ten percent of our net sales. The manufacturing relationship with Nortel Networks is not exclusive, and they are entitled to use other suppliers for a portion of their requirements of these products. While Nortel Networks has agreed to use Flextronics to manufacture a majority of its requirements of these existing products, so long as Flextronics’ services are competitive, our services may not remain competitive, and there can be no assurance that we will continue to manufacture a majority of Nortel Networks requirements of these products. In addition, sales of these products depend on a number of factors, including global economic conditions, competition, new technologies that could render these products obsolete, the level of sales and marketing resources devoted by Nortel Networks with respect to these products, and the success of these sales and marketing activities. If demand for these products should decline, we would experience reduced sales and gross margins from these products.

We have agreed to cost reduction targets and price limitations and to certain manufacturing quality requirements. We may not be able to reduce costs over time as required, and Nortel Networks would be entitled to certain reductions in their product prices, which would adversely affect our margins from this program. In addition, we may encounter difficulties in meeting Nortel Networks’ expectations as to product quality and timeliness. If Nortel Networks’ requirements exceed the volume we anticipate, we may be unable to meet these requirements on a timely basis. Our inability to meet Nortel Networks volume, quality, timeliness and cost requirements, could have a material adverse effect on our results of operations. Nortel Networks may not purchase a sufficient quantity of products from us to meet our expectations and we may not utilize a sufficient portion of the acquired capacity to achieve profitable operations.

In addition, one of the anticipated benefits to us of the transaction with Nortel Networks is the advanced expertise that we will obtain by employing approximately 150 of Nortel Networks’ optical design employees. Nortel Networks may not be successful in retaining these employees until closing, and we may fail to retain and motivate these employees after closing or to integrate them into our other design operations.

Although we expect that our gross margin and operating margin on sales to Nortel Networks will initially be less than that generally realized by the Company in fiscal 2004, we also expect that we will be able to increase these gross margins over time through cost reductions and by internally sourcing our vertically integrated supply chain solutions, which include the fabrication and assembly of printed circuit boards and enclosures, as well as logistics and repair services. Additionally, the impact of lower gross margins may be partially offset by the effect of anticipated lower selling, general and administrative expenses, as a percentage of net sales. There can be no assurance that we will realize lower expenses or increased operating efficiencies as anticipated.

Our strategic relationships with major customers create risks.

Over the past several years, we have completed numerous strategic transactions with OEM customers, including, among others, Xerox, Alcatel, Casio and Ericsson, and we have entered into a definitive agreement with Nortel Networks as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

Our industry is extremely competitive.

The EMS industry is extremely competitive and includes many companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of manufacturing products themselves. Some of our competitors may have greater design, manufacturing, and financial or other resources than we do. Additionally, we face competition from Taiwanese ODM suppliers, who have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, in addition to providing consumer products and other technology manufacturing services.

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

At various times, there are shortages of some of the electronic components that we use, as a result of strong demand for those components or problems experienced by suppliers. These unanticipated component shortages have resulted in curtailed production or delays in production, which prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause the Company to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased manufacturing or component costs.

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

In May 2004, the parties reached a tentative settlement of all claims in the lawsuit and the defendants withdrew their motion to dismiss. The settlement would be funded entirely by funds from our Officers’ and Directors’ insurance. The settlement agreement is subject to negotiation and documentation of a formal stipulation of settlement, as well as Court approval. If the settlement is not finalized, there can be no assurance we will be successful in defending the lawsuits, and, if we are unsuccessful, we may be subject to significant damages. Even if we were to be successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns and harm our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes during the three months ended June 30, 2004 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

We have a portfolio of fixed and variable rate debt, primarily consisting of fixed rate debt obligations. Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates from those as of June 30, 2004 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. Based on our overall currency rate exposures, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from the rate as of June 30, 2004 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)	During the first quarter of fiscal year 2005, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2004, the parties reached a tentative settlement of all claims in the lawsuit and the defendants withdrew their motion to dismiss. The settlement would be funded entirely by funds from Flextronics Officers’ and Directors’ insurance. On July 28, 2004, the Court entered an order preliminarily approving the settlement. The settlement agreement is subject to final Court approval and a hearing on final approval is scheduled for October 27, 2004. If the settlement is not finalized, there can be no assurance we will be successful in defending the lawsuits, and, if we are unsuccessful, we may be subject to significant damages. Even if we were to be successful, defending the lawsuits may be expensive and may divert management’s attention from other business concerns and harm our business.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

Exhibit No.	Exhibit
10.01	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited. † **

10.02	Amendment No. 2 dated as of July 14, 2004, to the Credit Agreement dated as of March 3, 2004, among Flextronics International, Ltd., each of the subsidiaries of the Registrant designated as borrowers from time to time, Fleet National Bank and the guarantors thereunder, the financial institutions party to the Credit Agreement as Lenders and ABN AMRO Bank N.V., as agent.

10.03	Amendment No. 2 dated as of July 14, 2004, to the Credit Agreement dated as of March 3, 2004, among Flextronics International USA, Inc., the financial institutions party to the Credit Agreement as Lenders, and ABN AMRO Bank N.V., as Agent.

23.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* As contemplated by SEC Release No. 33-8238, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Exchange Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

** Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment and that material has been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

On April 27, 2004, we filed a current report on Form 8-K relating to the announcement of our results of operations for the fiscal quarter ended March 31, 2004, as presented in a press release on April 27, 2004.

On July 19, 2004 we filed a current report on Form 8-K relating to the announcement of our results of operations for the fiscal quarter ended June 30, 2004, as presented in a press release on July 19, 2004.

On July 22, 2004, we filed a current report on Form 8-K reaffirming the guidance for the September 2004 and December 2004 fiscal quarters set forth in our press release dated July 19, 2004.

On July 26, 2004, we filed a current report on Form 8-K announcing the underwriting agreement we entered into with Citigroup Global Markets Inc. and Banc of America Securities LLC, as representatives of the several underwriters, providing for the public offering of 24,330,900 of our ordinary shares at a public offering price of $12.50 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

Date: August 6, 2004	/s/ Michael E. Marks

Michael E. Marks
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2004	/s/ Robert R.B. Dykes

Robert R.B. Dykes
President, Systems Group and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2004	/s/ Thomas J. Smach

Thomas J. Smach
Senior Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited. † **

10.02	Amendment No. 2 dated as of July 14, 2004, to the Credit Agreement dated as of March 3, 2004, among Flextronics International, Ltd., each of the subsidiaries of the Registrant designated as borrowers from time to time, Fleet National Bank and the guarantors thereunder, the financial institutions party to the Credit Agreement as Lenders and ABN AMRO Bank N.V., as agent.

10.03	Amendment No. 2 dated as of July 14, 2004, to the Credit Agreement dated as of March 3, 2004, among Flextronics International USA, Inc., the financial institutions party to the Credit Agreement as Lenders, and ABN AMRO Bank N.V., as Agent.

23.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* As contemplated by SEC Release No. 33-8238, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

** Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment and that material has been filed separately with the Securities and Exchange Commission.