Form 10-Q/A
period 2004-06-30
FLEXTRONICS INTERNATIONAL LTD
filed 2004-09-07
CIK 866374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A is to file a revised Exhibit 10.01 to the Registrant’s Form 10-Q that was originally filed with the Securities and Exchange Commission on August 6, 2004. Certain portions of Exhibit 10.01 that were previously redacted in the original filing have been unredacted. At the request of the Securities and Exchange Commission, Schedule 2.3(2) has been attached to Exhibit 10.01.

FLEXTRONICS INTERNATIONAL LTD.

INDEX

		PAGE
	PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	3
	Signatures	4
EXHIBIT 10.01
EXHIBIT 31.01
EXHIBIT 31.02

2

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

Exhibit No.	Exhibit
10.01	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.**

10.02	Amendment No. 2 dated as of July 14, 2004, to the Credit Agreement dated as of March 3, 2004, among Flextronics International, Ltd., each of the subsidiaries of the Registrant designated as borrowers from time to time, Fleet National Bank and the guarantors thereunder, the financial institutions party to the Credit Agreement as Lenders and ABN AMRO Bank N.V., as agent. #

10.03	Amendment No. 2 dated as of July 14, 2004, to the Credit Agreement dated as of March 3, 2004, among Flextronics International USA, Inc., the financial institutions party to the Credit Agreement as Lenders, and ABN AMRO Bank N.V., as Agent. #

23.01	Letter in lieu of consent of Deloitte & Touche LLP. #

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * #

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * #

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

# Previously filed.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

Date: September 3, 2004	/s/ Michael E. Marks

Michael E. Marks
Chief Executive Officer
(Principal Executive Officer)

Date: September 3, 2004	/s/ Robert R.B. Dykes

Robert R.B. Dykes
President, Systems Group and
Chief Financial Officer
(Principal Financial Officer)

Date: September 3, 2004	/s/ Thomas J. Smach

Thomas J. Smach
Senior Vice President, Finance
(Principal Accounting Officer)

4

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.**

10.02	Amendment No. 2 dated as of July 14, 2004, to the Credit Agreement dated as of March 3, 2004, among Flextronics International, Ltd., each of the subsidiaries of the Registrant designated as borrowers from time to time, Fleet National Bank and the guarantors thereunder, the financial institutions party to the Credit Agreement as Lenders and ABN AMRO Bank N.V., as agent. #

10.03	Amendment No. 2 dated as of July 14, 2004, to the Credit Agreement dated as of March 3, 2004, among Flextronics International USA, Inc., the financial institutions party to the Credit Agreement as Lenders, and ABN AMRO Bank N.V., as Agent. #

23.01	Letter in lieu of consent of Deloitte & Touche LLP. #

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * #

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * #

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

# Previously filed.

5