Form 10-Q
period 2004-09-30
FLEXTRONICS INTERNATIONAL LTD
filed 2004-11-08
CIK 866374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     As of November 1, 2004, there were 559,451,026 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flextronics International Ltd.:

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 3, 2004

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	As of	As of
	September 30, 2004	March 31, 2004
ASSETS:
Current Assets:
Cash and cash equivalents	$694,551	$615,276
Accounts receivable, net	2,126,108	1,871,637
Inventories	1,416,688	1,179,513
Deferred income taxes	4,386	14,244
Other current assets	578,457	581,063

Total current assets	4,820,190	4,261,733
Property, plant and equipment, net	1,651,581	1,625,000
Deferred income taxes	681,715	604,785
Goodwill	2,788,118	2,653,372
Other intangible assets, net	57,072	68,060
Prepayment related to pending acquisition	289,367	—
Other assets	448,147	370,987

Total assets	$10,736,190	$9,583,937

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank borrowing and current portion of long-term debt	$66,614	$96,287
Current portion of capital lease obligations	8,011	8,203
Accounts payable	2,700,503	2,145,174
Other current liabilities	1,116,540	1,127,253

Total current liabilities	3,891,668	3,376,917
Long-term debt, net of current portion:
Capital lease obligation, net of current portion	10,450	15,084
Zero coupon convertible junior subordinated notes due 2008	200,000	200,000
9 7/8% Senior subordinated notes due 2010, net of discount	7,659	7,659
9 3/4% Euro senior subordinated notes due 2010	184,593	181,422
1% Convertible Subordinated Notes due 2010	500,000	500,000
6 1/2% Senior Subordinated Notes due 2013	399,650	399,650
Outstanding under revolving line of credit	346,000	220,000
Other	98,250	100,446
Other liabilities	185,114	215,546
Commitments and contingencies (Note I)
Shareholders’ equity:
Ordinary shares, S$0.01 par value, authorized - 1,500,000,000 shares; issued and outstanding – 559,404,388 and 529,944,282 shares as of September 30, 2004 and March 31, 2004, respectively	3,308	3,135
Additional paid-in capital	5,365,948	5,014,990
Accumulated deficit	(555,527)	(722,471)
Accumulated other comprehensive income	105,334	78,105
Deferred compensation	(6,257)	(6,546)

Total shareholders’ equity	4,912,806	4,367,213

Total liabilities and shareholders’ equity	$10,736,190	$9,583,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$4,138,249	$3,503,242	$8,018,697	$6,609,919
Cost of sales	3,867,385	3,320,772	7,500,901	6,262,408
Restructuring charges	25,704	42,362	46,695	351,197

Gross profit	245,160	140,108	471,101	(3,686)
Selling, general and administrative expenses	139,022	108,940	280,618	225,355
Intangibles amortization	8,683	8,573	17,344	17,390
Restructuring charges	7,798	17,890	10,395	36,163
Interest and other expense, net	22,429	20,703	40,715	46,614
Loss on early extinguishment of debt	—	95,214	—	103,909

Income (loss) before income taxes	67,228	(111,212)	122,029	(433,117)
Benefit from income taxes	(25,394)	(11,122)	(44,915)	(43,312)

Net income (loss)	$92,622	$(100,090)	$166,944	$(389,805)

Earnings (loss) per share:
Basic	$0.17	$(0.19)	$0.31	$(0.75)

Diluted	$0.16	$(0.19)	$0.29	$(0.75)

Weighted average shares used in computing per share amounts:
Basic	551,875	523,529	541,250	522,315

Diluted	582,206	523,529	575,110	522,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$166,944	$(389,805)
Depreciation and amortization	171,955	174,624
Change in working capital and other	(74,305)	465,996

Net cash provided by operating activities	264,594	250,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(147,206)	(66,084)
Acquisitions of businesses, net of cash acquired	(88,960)	(29,324)
Prepayments relating to pending acquisition	(289,367)	—
Other investments and notes receivable	(67,923)	(46,741)

Net cash used in investing activities	(593,456)	(142,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	632,975	998,164
Repayments of bank borrowings and long-term debt	(544,362)	(755,646)
Repayments of capital lease obligations	(5,370)	(7,515)
Net proceeds from issuance of ordinary shares	319,249	26,309
Cash paid for early extinguishment of debt	—	(91,647)

Net cash provided by financing activities	402,492	169,665

Effect of exchange rate on cash	5,645	(2,846)

Net increase in cash and cash equivalents	79,275	275,485
Cash and cash equivalents at beginning of period	615,276	424,020

Cash and cash equivalents at end of period	$694,551	$699,505

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

NOTE B – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2004 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

The Company’s fiscal year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each such fiscal quarter, and the third and fourth fiscal quarters end on December 31 and March 31, respectively.

Amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$) or Euros (€).

The accompanying condensed consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all intercompany accounts and transactions.

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

Revenue Recognition

Revenue from manufacturing services is generally recognized upon shipment of the manufactured product to the customers under contractual terms, which are normally FOB shipping point. Revenue from other services and after-market services is recognized when the services have been performed. Upon shipment, title transfers, and the customer assumes the risks and rewards of ownership of the product.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market provision, were as follows (in thousands):

	As of
	September 30,	March 31,
	2004	2004
Raw materials	$748,260	$622,905
Work-in-process	259,775	242,435
Finished goods	408,653	314,173

	$1,416,688	$1,179,513

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the fair value of the underlying asset.

Goodwill and Other Intangibles

Goodwill of the reporting units is tested for impairment on an annual basis on January 31st and between annual tests whenever events or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. . Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available to management, and for which management regularly reviews the operating results. For purpose of the annual goodwill impairment evaluation, the Company has identified two separate reporting units: Electronic Manufacturing Services and Network Services. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential likelihood that some or all of its goodwill would be considered impaired.

The following table summarizes the activity in the Company’s goodwill account (in thousands):

Six Months Ended
September 30, 2004
Balance as of March 31, 2004	$2,653,372
Additions	124,243
Foreign currency translation adjustments	15,773
Reclassification to other intangible assets (1)	(5,270)

Balance as of September 30, 2004	$2,788,118

(1) Reclassification resulting from the completion of the final allocation of the Company’s intangible assets acquired through certain business combinations in a period subsequent to the respective period of acquisition, based on the completion of third-party valuations.

All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles. Contractual agreements, patents and trademarks, and developed technologies are amortized on a straight-line basis up to ten years. Other acquired intangibles related to favorable leases and customer lists are amortized on a straight-line basis over three to ten years. No residual value is estimated for the intangible assets. During the six-month period ended September 30, 2004, there were approximately $6.2 million of additions to intangible assets, primarily related to purchased patents and certain contractual agreements. The components of other intangible assets are as follows (in thousands):

	As of September 30, 2004			As of March 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Contractual agreements	$82,976	$(45,029)	$37,947	$77,706	$(31,584)	$46,122
Patents and trademarks	2,695	(1,223)	1,472	2,611	(536)	2,075
Developed technologies	500	(168)	332	500	(84)	416
Other acquired intangibles	32,566	(15,245)	17,321	31,520	(12,073)	19,447

Total	$118,737	$(61,665)	$57,072	$112,337	$(44,277)	$68,060

Total intangible amortization expense recorded during the six months ended September 30, 2004 and September 30, 2003 was $17.3 million and $17.4 million, respectively. Expected future annual amortization expense is as follows (in thousands):

Fiscal years ending March 31,	Amount
2005	$17,963	(1)
2006	16,503
2007	13,166
2008	5,368
2009	1,981
Thereafter	2,091

Total amortization expenses	$57,072

(1) Represents estimated amortization for the six-month period ending March 31, 2005.

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

Accounting for Stock-Based Compensation

At September 30, 2004, the Company maintained six stock-based employee compensation plans. The Company accounts for its stock option awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB Opinion No. 25. The following table illustrates the effect on net income (loss) and earnings (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income (loss), as reported	$92,622	$(100,090)	$166,944	$(389,805)
Add: Stock-based employee compensation expense included in reported net come (loss), net of tax	557	470	1,028	832
Less: Fair value compensation cost, net of tax	(17,428)	(12,087)	(32,173)	(29,805)

Proforma net income (loss)	$75,751	$(111,707)	$135,799	(418,778)

Basic earnings (loss) per share:
As reported	$0.17	$(0.19)	$0.31	$(0.75)

Proforma	$0.14	$(0.21)	$0.25	$(0.80)

Diluted earnings (loss) per share:
As reported	$0.16	$(0.19)	$0.29	$(0.75)

Proforma	$0.13	$(0.21)	$0.24	$(0.80)

Weighted average number of shares:
Basic	551,875	523,529	541,250	522,315

Diluted	582,206	523,529	575,110	522,315

The fair value of employee stock options granted and stock purchased under the Company’s employee share purchase plan were estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Volatility	82%	85%	82% - 83%	83% - 85%
Risk-free interest rate	2.8%	2.4%	2.8% - 3.1%	2.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option life	3.8 years	3.8 years	3.8 years	3.8 years

The following weighted average assumptions are used in estimating the fair value related to shares issued under the Company’s employee stock purchase plan:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Volatility	42%	51%	40% - 42%	44% - 51%
Risk-free interest rate	1.4%	1.4%	1.4% - 1.6%	1.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option life	0.5 years	0.5 years	0.5 years	0.5 years

Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net income (loss) and earnings (loss) per share disclosures may not reflect the associated fair value of the outstanding options.

The Company provides restricted stock grants to key employees under its 2002 Interim Incentive Plan. Shares awarded under the plan vest in installments over a five-year period and unvested shares are forfeited upon termination of employment. During the first half of fiscal year 2005, 85,000 shares of restricted stock were granted with a weighted average fair value on the date of grant of $14.66 per share. The unearned compensation associated with restricted stock grants amounted to $6.3 million and $6.5 million as of September 30, 2004 and March 31, 2004, respectively. These amounts are included in shareholders’ equity. Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant. During the six months ended September 30, 2004 and September 30, 2003, compensation expense related to the restricted stock grants amounted to approximately $1.0 million and $0.8 million, respectively.

NOTE C – EARNINGS (LOSS) PER SHARE

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

Earnings (loss) per share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings (loss) per share:
Net income (loss)	$92,622	$(100,090)	$166,944	$(389,805)
Shares used in computation:
Weighted average ordinary shares outstanding	551,875	523,529	541,250	522,315

Basic earning (loss) per share	$0.17	$(0.19)	$0.31	$(0.75)

Diluted earnings (loss) per share:
Net income (loss)	$92,622	(100,090)	$166,944	$(389,805)
Shares used in computation:
Weighted average ordinary shares outstanding	551,875	523,529	541,250	522,315
Weighted average ordinary share equivalents from stock options and awards (1)	11,283	—	13,661	—
Weighted average ordinary share equivalents from convertible notes (2)	19,048	—	20,199	—

Weighted average ordinary shares and ordinary share equivalent shares outstanding	582,206	523,529	575,110	522,315

Diluted earning (loss) per share	$0.16	$(0.19)	$0.29	$(0.75)

(1)	Due to the Company’s reported net losses, the ordinary share equivalents from stock options to purchase 14,151,915 and 11,999,452 shares outstanding were excluded from the computation of diluted earnings per share during the three and six months ended September 30, 2003, respectively, as the inclusion would have been anti-dilutive for that period.

Also, the ordinary share equivalents from stock options to purchase 41,318,346 and 30,342,649 shares outstanding during the three- and six-month periods ended September 30, 2004, and 19,483,348 and 21,320,277 shares during the three- and six-month periods ended September 30, 2003, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)	Ordinary share equivalents from the zero coupon convertible junior subordinated notes of 19,047,617 shares outstanding were anti-dilutive for the three- and six-month periods ended September 30, 2003, and therefore not assumed to be converted for diluted earnings per share computation. Such shares were included as common stock equivalents during the three- and six-month periods ended September 30, 2004. In addition, the ordinary share equivalents from the principal portion of the 1% convertible subordinated notes due August 2010 are excluded from the computation of diluted earnings per share as the Company has the positive intent and ability to settle the principal amount of the notes in cash. The Company intends to settle any conversion spread (excess of conversion value over face value) in stock. Accordingly, 1,151,175 ordinary share equivalents from the conversion spread have been included in the shares used for computation of diluted earnings per share during the six-month period ended September 30, 2004.

NOTE D – OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$92,622	$(100,090)	$166,944	$(389,805)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	13,087	3,381	28,194	85,223
Unrealized holding gain (loss) on investments and derivative instruments, net of taxes	467	6,548	(965)	7,348

Comprehensive income (loss)	$106,176	$(90,161)	$194,173	$(297,234)

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

As of September 30, 2004, the fair value of these short-term foreign currency forward contracts was recorded as a liability amounting to $3.3 million. At the same date, the Company had recorded in other comprehensive income deferred gains of approximately $3.6 million relating to the Company’s foreign currency forward contracts. These gains are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for all periods presented.

NOTE F – TRADE RECEIVABLES SALES

The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2005, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250 million. The Company has sold $403.3 million of its accounts receivable as of September 30, 2004, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. The Company received net cash proceeds of $191.3 million from the unaffiliated financial institution for the sale of these receivables during the second quarter of fiscal year 2005. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $217.4 million as of September 30, 2004.

The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.0% of serviced receivables per annum. The Company pays facility and commitment fees of up to 0.24% for unused amounts and program fees of up to 0.34% of outstanding amounts.

Additionally, during the second quarter of fiscal 2005, approximately $42.2 million of receivables were sold to a banking institution with limited recourse, which management believes is nominal. The outstanding balance was not included in the consolidated balance sheet as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140 (SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability” have been met. The all-in cost of this transaction was approximately 2.5% on an annualized basis.

The accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

NOTE G – RESTRUCTURING CHARGES

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

Fiscal Year 2005

The Company recognized restructuring charges of approximately $23.6 million and $33.5 million during the first and second quarters of fiscal year 2005 related to the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities. The Company has classified $21.0 million and $25.7 million of the charges associated with facility closures as a component of cost of sales during the first and second quarters of fiscal year 2005, respectively.

The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During the first and second quarters of fiscal year 2005, the Company recorded approximately $3.9 million and $10.9 million of other exit costs primarily associated with contractual obligations, of which approximately $1.8 million is classified as long-term obligations and will be paid throughout the term of the terminated leases.

As of September 30, 2004, assets that were no longer in use and held for sale totaled approximately $56.8 million, primarily representing manufacturing facilities located in the Americas and Europe that have been closed as part of the facility consolidations.

The components of the restructuring charges recorded during the first and second quarters of fiscal year 2005 were as follows (in thousands):

	First	Second
	Quarter	Quarter	Total	Nature
Americas:
Severance	$1,793	$—	$1,793
Long-lived asset impairment	365	125	490
Other exit costs	1,598	321	1,919

Total restructuring charges	3,756	446	4,202

Asia:
Severance	—	872	872
Long-lived asset impairment	—	267	267
Other exit costs	—	1,220	1,220

Total restructuring charges	—	2,359	2,359

Europe:
Severance	17,447	15,613	33,060
Long-lived asset impairment	100	5,743	5,843
Other exit costs	2,285	9,341	11,626

Total restructuring charges	19,832	30,697	50,529

Total
Severance	19,240	16,485	35,725	Cash
Long-lived asset impairment	465	6,135	6,600	Non-cash
Other exit costs	3,883	10,882	14,765	Cash & non-cash

Total restructuring charges	$23,588	$33,502	$57,090

During the first six months of fiscal year 2005 the Company recorded approximately $35.7 million of employee termination costs associated with the involuntary terminations of 2,057 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to 270 for the Americas, 241 for Asia and 1,546 for Europe, respectively. Approximately $29.9 million of the charges were classified as a component of cost of sales.

During the first six months of fiscal year 2005 the Company also recorded approximately $6.6 million for the write-down of property and equipment and other assets associated with various manufacturing and administrative facility closures. Approximately $5.1 million of this amount was classified as a component of cost of sales.

The restructuring charges recorded during the first six months of fiscal year 2005 also included approximately $14.8 million for other exit costs. Approximately $11.7 million of the amount was classified as a component of cost of sales. Of this amount, customer disengagement costs amounted to approximately $5.5 million; facility lease obligations accounted for approximately $2.3 million, and facility abandonment and refurbishment costs accounted for approximately $2.9 million.

The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs incurred during the first and second quarters of fiscal year 2005 (in thousands):

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
Activities during the first quarter:
Provision	$19,240	$465	$3,883	$23,588
Cash payments	(16,353)	—	(949)	(17,302)
Non-cash charges	—	(465)	—	(465)

Balance as of June 30, 2004	2,887	—	2,934	5,821
Activities during the second quarter:
Provision	16,485	6,135	10,882	33,502
Cash payments	(14,160)	—	(3,135)	(17,295)
Non-cash charges	—	(6,135)	(6,624)	(12,759)

Balance as of September 30, 2004	5,212	—	4,057	9,269
Less:
Current portion (classified as other current liabilities)	(5,212)	—	(2,242)	(7,454)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$—	$—	$1,815	$1,815

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

The Company anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The components of the restructuring charges during the quarters of fiscal year 2004 were as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total	Nature
Americas:
Severance	$3,691	$14,072	$5,023	$3,623	$26,409
Long-lived asset impairment	64,844	18,024	2,273	8,247	93,388
Other exit costs	17,736	18,492	18,978	25,772	80,978

Total restructuring charges	86,271	50,588	26,274	37,642	200,775

Asia:
Severance	—	—	—	—	—
Long-lived asset impairment	111,340	—	—	—	111,340
Other exit costs	—	—	—	—	—

Total restructuring charges	111,340	—	—	—	111,340

Europe:
Severance	8,200	6,003	28,081	35,040	77,324
Long-lived asset impairment	114,388	1,497	8,008	2,539	126,432
Other exit costs	6,909	2,164	8,656	6,748	24,477

Total restructuring charges	129,497	9,664	44,745	44,327	228,233

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total	Nature
Total:
Severance	11,891	20,075	33,104	38,663	103,733	Cash
Long-lived asset impairment	290,572	19,521	10,281	10,786	331,160	Non-cash
Other exit costs	24,645	20,656	27,634	32,520	105,455	Cash & non-cash

Total restructuring charges	$327,108	$60,252	$71,019	$81,969	$540,348

During fiscal year 2004, the Company recorded approximately $103.7 million of employee termination costs associated with the involuntary terminations of 5,176 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to 2,083 and 3,093 for the Americas and Europe, respectively. As of September 30, 2004, the total employees terminated under these plans had reached approximately 4,900, while approximately 300 employees have been notified but not yet terminated. Approximately $84.6 million of the net charges were classified as a component of cost of sales during fiscal year 2004.

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

The restructuring charges recorded during fiscal year 2004 also included approximately $105.5 million for other exit costs. Approximately $75.3 million of this amount was classified as a component of cost of sales in fiscal year 2004. Other exit costs included contractual obligations totaling $59.1 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $46.2 million, equipment lease terminations amounting to $7.3 million and payments to suppliers and third parties to terminate contractual agreements amounting to $5.6 million. Expenses associated with lease obligations are estimated based on future lease payment, less any estimated sublease income. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal year 2024, and through the end of 2005 with respect to the other contractual obligations with suppliers and third parties. Other exit costs also included charges of $17.7 million relating to asset impairments resulting from customer contracts that were terminated by the Company as a result of various facility closures. The Company had disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal year 2004. Other exit costs also included $4.1 million of net facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $24.6 million primarily related to legal and consulting costs, and various government obligations for which the Company is liable as a direct result of its facility closures. The legal costs mainly relate to a settlement reached in November 2003 in the lawsuit with Beckman Coulter, Inc., relating to a contract dispute involving a manufacturing relationship between the companies. Pursuant to the terms of the settlement agreement, Flextronics agreed to a $23.0 million cash payment to Beckman Coulter to resolve the matter, and Beckman Coulter agreed to dismiss all pending claims against the Company and release the Company from any future claims relating to this matter.

The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs incurred during fiscal year ended March 31, 2004 (in thousands):

		Long Lived
		Assets	Other
	Severance	Impairment	Exit Costs	Total
Balance as of March 31, 2004	$22,376	$—	$38,731	$61,107
Activities during first quarter of fiscal year 2005:
Cash payments	(9,116)	—	(7,999)	(17,115)

Balance as of June 30, 2004	13,260	—	30,732	43,992
Activities during second quarter of fiscal year 2005:
Cash payments	(3,721)	—	(5,823)	(9,544)

Balance as of September 30, 2004	9,539		24,909	34,448
Less:
Current portion (classified as other current liabilities)	(8,639)	—	(14,584)	(23,223)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$900	$—	$10,325	$11,225

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

The components of the net restructuring and other charges recorded during the first and third quarters of fiscal year 2003 were as follows (in thousands):

	First	Third
	Quarter	Quarter	Total	Nature
Americas:
Severance	$21,053	$11,654	$32,707
Long-lived asset impairment	31,061	30,017	61,078
Other exit costs	42,287	31,086	73,373

Total restructuring charges	94,401	72,757	167,158

Asia:
Severance	2,306	183	2,489
Long-lived asset impairment	5,072	(5,397)	(325)
Other exit costs	1,349	(1,677)	(328)

Total restructuring charges	8,727	(6,891)	1,836

Europe:
Severance	53,542	29,737	83,279
Long-lived asset impairment	20,146	(10,335)	9,811
Other exit costs	23,551	11,320	34,871

Total restructuring charges	97,239	30,722	127,961

Total
Severance	76,901	41,574	118,475	Cash
Long-lived asset impairment	56,279	14,285	70,564	Non-cash
Other exit costs	67,187	40,729	107,916	Cash & non-cash

Total restructuring charges	$200,367	$96,588	$296,955

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

The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs initiated prior to March 31, 2003 (in thousands):

		Long Lived
		Assets	Other
	Severance	Impairment	Exit Costs	Total
Balance as of March 31, 2004	$4,720	$—	$15,658	$20,378
Activities during first quarter of fiscal year 2005:
Cash payments	(1,028)	—	(4,127)	(5,155)

Balance as of June 30, 2004	3,692	—	11,531	15,223
Activities during second quarter of fiscal year 2005:
Cash payments	(719)	—	(2,186)	(2,905)

Balance as of September 30, 2004	2,973	—	9,345	12,318
Less:
Current portion (classified as other current liabilities)	(1,547)	—	(4,636)	(6,183)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$1,426	$—	$4,709	$6,135

NOTE H – GEOGRAPHIC REPORTING

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

Geographic information as of and for the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales:
Asia	$2,261,951	$1,756,356	$4,185,953	$3,154,621
Americas	631,153	495,378	1,253,447	967,812
Europe	1,455,700	1,338,723	3,012,455	2,733,844
Intercompany eliminations	(210,555)	(87,215)	(433,158)	(246,358)

	$4,138,249	$3,503,242	$8,018,697	$6,609,919

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income (loss) before income taxes:
Asia	$89,454	$61,803	$170,566	$987
Americas	7,265	(64,450)	19,024	(159,515)
Europe	(13,453)	10,148	(28,861)	(121,595)
Intercompany eliminations	(16,038)	(118,713)	(38,700)	(152,994)

	$67,228	$(111,212)	$122,029	$(433,117)

	As of	As of
	September 30, 2004	March 31, 2004
Long-lived assets, net:
Asia	$727,963	$700,262
Americas	446,845	402,031
Europe	476,773	522,707

	$1,651,581	$1,625,000

Revenues are generally attributable to the country in which the product is manufactured.

For purposes of the preceding tables, “Asia” includes China, Japan, India, Indonesia, Korea, Malaysia, Mauritius, Singapore, Taiwan and Thailand; “Americas” includes Argentina, Brazil, Columbia, Canada, Mexico Venezuela and the United States, “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Norway, Poland, Portugal, Scotland, South Africa, Sweden, Switzerland, Ukraine and the United Kingdom.

During the six months ended September 30, 2004, net sales generated from Singapore, the principal country of domicile, were approximately $111.8 million.

NOTE I – COMMITMENTS AND CONTINGENCIES

Between June and August 2002, Flextronics and certain of its officers and directors were named as defendants in several securities class action lawsuits, seeking an unspecified amount of damages, which were filed in the United States District Court for the Southern District of New York. Plaintiffs filed these actions on behalf of those who purchased, or otherwise acquired, the Company’s ordinary shares between January 18, 2001 and June 4, 2002, including those who purchased ordinary shares in our secondary offerings on February 1, 2001 and January 7, 2002. These actions generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of the Company. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. In July 2003, Flextronics filed a motion to dismiss on behalf of the Company and the individual defendants and in November 2003 the Court entered an order granting defendants’ motion to dismiss without prejudice. Plaintiffs filed an amended complaint in January 2004 and defendants again moved to dismiss the complaint.

In May 2004, before a hearing on the motion to dismiss was to take place, the parties reached a tentative settlement of all claims in the lawsuit and the defendants withdrew their motion. The settlement is funded entirely with funds from the Company’s Officers’ and Directors’ insurance. On July 28, 2004, the Court entered an order preliminarily approving the settlement and on November 2, 2004, the Court entered an order approving final settlement.

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

NOTE J – ACQUISITIONS AND STRATEGIC INVESTMENTS

During the six months ended September 30, 2004, the Company completed certain acquisitions that were not individually significant to the Company’s results of operations and financial position for the period. The aggregate cash purchase price for the acquisitions amounted to approximately $86.9 million, net of cash acquired. In addition, the Company issued approximately 2.8 million ordinary shares, which equated to approximately $29.9 million, as part of the purchase price for the acquisitions. The fair value of the ordinary shares issued was determined based on the quoted market prices of the Company’s ordinary shares for a reasonable period, generally three days, before and after the date the terms of the acquisitions were agreed to and announced. The fair value of the net liabilities acquired through these acquisitions totaled approximately $34.0 million. The costs of the acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 31, 2010. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

Additionally, during the six months ended September 30, 2004, the Company paid approximately $2.1 million in cash, and issued approximately 63,000 ordinary shares for contingent purchase price adjustments relating to certain historical acquisitions.

All of the above acquisitions were accounted for using the purchase method of accounting, and accordingly, the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information has not been presented, as the results of the operations of the acquired businesses were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis. Goodwill and intangibles resulting from these acquisitions during the first six months of fiscal year 2005, as well as contingent purchase price adjustments for certain historical acquisitions, totaled approximately $124.2 million. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete this by the end of the third quarter of fiscal year 2005.

Strategic Transaction with Nortel Networks.

On June 29, 2004, the Company entered into a definitive asset purchase agreement with Nortel Networks (Nortel) providing for the purchase of certain Nortel Networks’ optical, wireless, wireline and enterprise manufacturing operations and optical design operations by Flextronics.

Subject to closing the asset acquisition, Flextronics will provide the majority of Nortel Networks’ systems integration activities, final assembly, testing and repair operations, along with the management of the related supply chain and suppliers, under a four-year manufacturing agreement. Additionally, under a three-year design services agreement, Flextronics will provide Nortel Networks with design services for end-to-end, carrier grade optical network products. As part of this transaction, Flextronics anticipates hiring approximately 2,350 Nortel Networks’ manufacturing employees and approximately 150 optical design engineers. The assets to be acquired consist primarily of inventory and capital equipment currently in use. The transfer of assets began in November 1, 2004 with the transfer of the optical design groups in Canada and Northern Ireland, and the completion of the transaction is expected by May 2005.

The Company anticipates that the aggregate purchase price for the assets acquired will be in the range of approximately $675 million to $725 million. The purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be approximately $415 million to $465 million for inventory, approximately $60 million for fixed assets, and the remaining $200 million for intangible assets. It is currently expected that the majority of the cash payments will be made in four quarterly installments in calendar 2005.

If any of the acquired inventories has not been used by the first anniversary of the applicable closing date, the Company will have a “put” right under which, subject to certain closing conditions, it may then sell that inventory back to Nortel Networks. Similarly, if any of the acquired equipment is unused at the first anniversary of the applicable closing date, then subject to certain conditions, the Company will be entitled to sell it back to Nortel. The Company intends to use its working capital balances and borrowings to fund the purchase price for the assets to be acquired. The acquisition is subject to certain closing conditions.

Hughes Software Acquisition.

On June 8, 2004, the Company entered into a definitive agreement with Hughes Network Systems, Inc., providing for the purchase of approximately fifty-five percent (55%) of the outstanding shares of Hughes Software Systems Limited (HSS), an India-based company that provides software products and services for fixed and mobile networks for both voice and data. Upon entering the agreement, approximately $226.5 million in cash consideration was paid to Hughes Network Systems. The Company then made an open offer to purchase an additional twenty percent (20%) of HSS’s outstanding shares from the other shareholders of HSS. On July 9, 2004, the Company appointed its nominees to a majority of the seats on the board of directors of HSS and in October 2004, the Company completed the acquisition, acquiring approximately 70% of the total outstanding shares of HSS for total cash consideration of approximately $289.4 million.

NOTE K – EQUITY OFFERING

On July 27, 2004, the Company completed a public offering of 24,330,900 of its ordinary shares for which the Company received net proceeds of approximately $299.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans,” and similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in “Certain Factors Affecting Operating Results.” Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

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

We have become one of the world’s largest EMS providers, with revenues of $14.5 billion in fiscal year 2004 and over 12.5 million manufacturing square feet in 29 countries across five continents as of March 31, 2004. We believe that our size, global presence, broad service offerings and expertise, and advanced engineering and design capabilities enable us to win large programs from leading multinational OEMs for the design and manufacturing of electronic products.

Our revenue is generated from sales of our services to our customers, which include industry leaders such as Alcatel SA, Casio Computer Co., Ltd., Dell Computer Corporation, Ericsson Telecom AB, Hewlett-Packard Company, Microsoft Corporation, Motorola, Inc., Siemens AG, Sony-Ericsson, Telia Companies, and Xerox Corporation. A majority of our sales come from a small number of customers. Our ten largest customers during the six months ended September 30, 2004 accounted for approximately 64% of our total net sales, with Sony-Ericsson and Hewlett-Packard Company accounting for approximately 14% and 11% of the total net sales, respectively. No other customer accounted for more than 10% of net sales in the six months ended September 30, 2004. For any particular customer, we may be engaged in programs to manufacture a number of products, or may be manufacturing a single product or product line. In addition, our revenue is generated from a variety of industries. For the six-month period ended September 30, 2004, we derived:

•	approximately 34% of our revenues from customers in the handheld devices industry, whose products include cellular phones, pagers and personal digital assistants;

•	approximately 24% of our revenues from customers in the computers and office automation industry, whose products include copiers, scanners, graphic cards, desktop and notebook computers, and peripheral devices such as printers and projectors;

•	approximately 15% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches, and broadband devices;

•	approximately 10% of our revenues from the consumer devices industry, whose products include set-top boxes, home entertainment equipment, cameras and home appliances;

•	approximately 7% of our revenues from providers of information technologies infrastructure, whose products include servers, workstations, storage systems, mainframes, hubs and routers; and

•	approximately 10% of our revenues from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

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

The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services has escalated, as an increasing number of OEMs outsource some or all of their manufacturing requirements. However, many OEMs experienced a significant reduction in demand beginning in 2000, due to the technology and the worldwide downturns. This resulted in significant reductions in EMS industry production requirements. In fiscal year 2004, a number of OEMs began to experience a return to growth, while others experienced a continued economic downturn. Additionally, severe price pressure on our customers in their end markets has led to increased demand for EMS production capacity in the lower-cost regions of the world, such as China, Mexico, and Eastern Europe, where Flextronics has a significant presence. We have responded by making strategic decisions to exit certain activities and involuntarily terminate employees to optimize the operating efficiencies that can be provided by our global presence and to reduce our workforce and our manufacturing capacity.

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

On June 29, 2004, we entered into a definitive asset purchase agreement with Nortel Networks providing for the purchase of certain Nortel Networks’ optical, wireless, wireline and enterprise manufacturing operations and optical design operations by us.

Subject to closing the asset acquisition, we will provide the majority of Nortel Networks’ systems integration activities, final assembly, testing and repair operations, along with the management of the related supply chain and suppliers, under a four-year manufacturing agreement. Additionally, under a three-year design services agreement, Flextronics will provide Nortel Networks with design services for end-to-end, carrier grade optical network products. As part of this transaction, Flextronics anticipates hiring approximately 2,350 Nortel Networks’ manufacturing employees and approximately 150 optical design engineers.

The assets to be acquired consist primarily of inventory and capital equipment currently in use. The transfer of assets began on November 1, 2004 with the transfer of the optical design groups in Canada and Northern Ireland, and the completion of the transaction is expected by May 2005. During this time period, Flextronics’ revenues from Nortel Networks will increase each quarter, and we anticipate approximately $100 million in revenues from Nortel Networks in fiscal year 2005. Following completion of the asset transfers, we expect that our revenues from Nortel Networks should reach approximately $2.5 billion on an annualized basis (assuming Nortel’s sales of those products that we will manufacture remain at current levels). However, our sales to Nortel Networks may differ from our current expectations.

We anticipate that the aggregate purchase price for the assets acquired will be in the range of approximately $675 million to $725 million. We will allocate the purchase price to the fair value of the acquired assets, which we currently estimate will be approximately $415 million to $465 million for inventory, approximately $60 million for fixed assets, and the remaining $200 million for intangible assets. It is currently expected that the majority of the cash payments will be made in four quarterly installments in calendar 2005. If any of the acquired inventories has not been used by the first anniversary of the applicable closing date, we will have a “put” right under which, subject to certain closing conditions, we may then sell that inventory back to Nortel Networks. Similarly, if any of the acquired equipment is unused at the first anniversary of the applicable closing date, then subject to certain conditions, we will be entitled to sell it back to Nortel Networks. We intend to use our working capital balances and borrowings to fund the purchase price for the assets to be acquired.

As a result of the transaction, we will acquire or lease approximately 1.1 million square feet of facilities from Nortel Networks, which represents approximately 50% of the space currently used by Nortel Networks for the activities to be transferred to Flextronics. We will initially occupy portions of the facilities from Nortel Networks in Canada and the United Kingdom under three-year leases, and will purchase Nortel Networks’ manufacturing facility in France. The space we lease may be reduced by us over the three-year term of the leases.

Nortel Networks currently uses the facilities and assets that will be transferred to Flextronics primarily for systems integration and final assembly of products that it then sells to its customers, which include wireless service providers, large businesses, small businesses and home offices, government agencies, educational institutions, utility organizations, local and long-distance telephone companies, cable multiple system operators, Internet service providers and other communications service providers. These facilities are currently operated by Nortel Networks as cost centers for internal reporting purposes, with no allocation of revenues when the products manufactured at the manufacturing facilities are transferred to other Nortel Networks’ operations.

The manufacturing activities that will be performed by Flextronics for Nortel Networks include not only systems integration activities, final assembly, testing and repair operations, but also the fabrication of printed circuit boards, fabrication of enclosures and printed circuit board assembly. After we acquire these facilities, the operations will be operated as profit centers by Flextronics and we will generate revenue and earnings from the sale of products to Nortel Networks. Flextronics will have no contact with Nortel Networks’ end user customers with regards to the sale of these products, and sales to Nortel’s customers will continue to be made by Nortel Networks in the same manner as currently conducted by Nortel.

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

On June 8, 2004, we entered into a definitive agreement with Hughes Network Systems, Inc., providing for the purchase of approximately fifty-five percent (55%) of the outstanding shares of Hughes Software Systems Limited (HSS) for approximately $226 million in cash. We then made an open offer to purchase an additional twenty percent (20%) of HSS’s outstanding shares from the other shareholders for cash consideration of approximately $83 million. On July 9, 2004, we appointed our nominees to a majority of the seats on the board of directors of HSS and in October 2004, we completed the acquisition, acquiring approximately 70% of the total outstanding shares of HSS for total cash consideration of approximately $289.4 million. HSS is based in India and provides software for fixed and mobile networks for both voice and data. HSS offers Voice over Packets (VoP), SS7, broadband and wireless (GPRS/UMTS) products that provide customers with open architecture solutions, and also develops custom applications for customers. HSS employs approximately 2,400 employees worldwide, with development centers located in New Delhi and Bangalore, India and Nuremberg, Germany.

We have actively pursued business acquisitions and strategic transactions with customers to expand our global presence and service offerings, and to diversify our customer base. Accordingly, we made a number of other acquisitions and strategic transactions during the six months ended September 30, 2004. The transactions were accounted for using the purchase method, and the Company’s consolidated financial statements include the operating results of each business from the date of acquisition. Proforma results of operations have not been presented, as the effects of these acquisitions were not material on either individual or aggregate basis.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. See also the Notes to Condensed Consolidated Financial Statements in this report on Form 10-Q.

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

Exit Costs

We recognized restructuring charges during the first and second quarters of fiscal year 2005, in fiscal year 2004 and fiscal year 2003, related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recorded restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.

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

Further discussion on our restructuring activities is provided in the “Notes to Condensed Consolidated Financial Statements, Note G – Restructuring Charges.”

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.5	94.8	93.5	94.7
Restructuring charges	0.6	1.2	0.6	5.3

Gross profit	5.9%	4.0%	5.9%	0.0%
Selling, general and administrative expenses	3.4	3.1	3.5	3.4
Intangibles amortization	0.2	0.2	0.2	0.3
Restructuring charges	0.2	0.6	0.1	0.6
Interest and other expense, net	0.5	0.6	0.5	0.7
Loss on early extinguishment of debt	0.0	2.7	0.0	1.6

Income (loss) before income taxes	1.6%	(3.2)%	1.6%	(6.6)%
Benefit from income taxes	(0.6)	(0.3)	(0.5)	(0.7)

Net income (loss)	2.2%	(2.9)%	2.1%	(5.9)%

Net Sales

Net sales for the second quarter of fiscal year 2005 were $4.1 billion, representing an increase of $635.0 million, or 18.1%, from $3.5 billion in the second quarter of fiscal year 2004. The increase in net sales was attributable to (i) the expansion of existing customer programs in the handheld device industry, which provided an increase of $222.6 million in net sales; (ii) an increase of $122.5 million in net sales to providers of communication infrastructure products, (iii) an increase of $110.2 million in net sales to customers in the computer and office automation industries; and (iv) an increase of $144.3 million in net sales to customers in the industrial, medical and automotive industries. The $635.0 million increase in net sales by region is as follows: Asia $443.3 million, Americas $128.1 million, and Europe $63.6 million.

Net sales for the six months ended September 30, 2004 amounted to $8.0 billion, representing an increase of $1.4 billion, or 21.3%, from $6.6 billion in the first six months of fiscal year 2004. The increase in net sales was mainly attributed to (i) the expansion of existing customer programs in the handheld device industry, which increased $672.9 million; (ii) an increase of $304.4 million in net sales to providers of communication infrastructure products; and (iii) and increase of $431.5 million generated from customers in the computer and office automation, industrial, automotive and medical industries. The $1.4 billion increase in net sales by region is as follows: $909.9 million in Asia, $281.8 in the Americas, and $217.1 in Europe.

Our ten largest customers during the six-month period ended September 30, 2004 accounted for approximately 64% of the total net sales, with Sony-Ericsson and Hewlett-Packard Company accounting for 14% and 11% of our net sales, respectively. In the six-month period ended September 30, 2003, our ten largest customers accounted for approximately 68% of net sales, with Sony-Ericsson and Hewlett-Packard Company accounting for 12% and 13% of net sales, respectively. No other customer accounted for more than 10% of net sales during these periods.

Gross Margin

Our gross margin can vary from period to period and is affected by a number of factors, including product mix, component costs and availability, product lifecycles, unit volumes, startup, expansion and consolidation of manufacturing facilities, capacity utilization, pricing, competition and new product introductions.

Gross margin for the second quarter of fiscal year 2005 increased 190 basis points to 5.9% from 4.0% in the second quarter of fiscal year 2004. The increase is mainly attributable to 130 basis-point decrease in cost of sales resulting primarily from better absorption of fixed costs that resulted from the restructuring activities and the increase in net sales, combined with a 60 basis-point decrease in restructuring charges that were included as a component of cost of sales. The restructuring charges related to the consolidation and closure of various facilities, which is described in more detail below in the section entitled, “Restructuring Charges. ”

Gross margin for the first six months of fiscal year 2005 was 5.9%, up from 0% in the first six months of fiscal year 2004. The increase is mainly attributed to the 470 basis-point decrease in restructuring charges, combined with 120 basis-point decrease in cost of sales resulting primarily from better absorption of fixed costs that stemmed from the restructuring activities and the increase in net sales. The restructuring charges related to the consolidation and closure of various facilities, which is described in more detail below in the section entitled, “Restructuring Charges. ”

Restructuring Charges

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

During the second quarter of fiscal year 2005, we recognized restructuring charges of approximately $33.5 million relating to the closure and consolidations of, as well as impairment of certain long-lived assets at, various manufacturing facilities. Restructuring charges recorded by reportable geographic regions are as follows: $0.4 million for Americas, $2.4 million for Asia, and $30.7 million for Europe. The associated involuntary employee terminations identified by geographic regions were 241 for Asia and 862 for Europe. Approximately $25.7 million of the restructuring charges were classified as a component of cost of sales.

During the first six months of fiscal year 2005, we recognized restructuring charges of approximately $57.1 million relating to the closure and consolidations of, as well as impairment of certain long-lived assets at, various manufacturing facilities. Restructuring charges recorded by reportable geographic regions are as follows: $4.2 million for Americas, $2.4 million for Asia, and $50.5 million for Europe. The associated involuntary employee terminations identified by geographic regions were 270 for Americas, 241 for Asia and 1,546 for Europe. Approximately $46.7 million of the restructuring charges were classified as a component of cost of sales.

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

Further discussion on our restructuring activities is provided in the “Notes to Condensed Consolidated Financial Statements, Note G – Restructuring Charges.”

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, for the second quarter of fiscal year 2005 amounted to $139.0 million, or 3.4% or net sales, compared to $108.9 million, or 3.1% of net sales, in the second quarter of fiscal year 2004. SG&A amounted to $280.6 million for the first six months of fiscal year 2005, or 3.5% of the net sales, representing an increase of $55.3 million, or 10 basis-point, from $225.4 million, or 3.4% or net sales, in the first six months of fiscal year 2004. The increases in SG&A were primarily attributable to the continuing expansion of our ODM service offering, combined with the investment in infrastructure such as sales, marketing, supply-chain management and other related corporate and administrative expenses necessary to support the growth in our business.

Intangibles Amortization

Intangibles amortization for the three- and six-month periods ended September 30, 2004 amounted to $8.7 million and $17.3 million, respectively, which remained relatively unchanged, compared to $8.6 million and $17.4 million for the three- and six-month periods ended September 30, 2003, respectively.

Interest and Other Expense, Net

Interest and other expense, net was $22.4 million and $40.7 million for the three- and six-month periods ended September 30, 2004, respectively, compared to $20.7 million and $46.6 million for the three- and six-month periods ended September 30, 2003. The decrease in net expense for the six-month period was primarily driven by reduced interest expense due to the redemption of $150.0 million aggregate principal amount of our 8.75% notes in June 2003 and the repurchase of $492.3 million aggregate principal amount of our 9.875% notes in August 2003. During fiscal year 2004, we issued $400.0 million aggregate principal amount of 6.5% senior subordinated notes due May 2013 and $500.0 million aggregate principal amount of 1% convertible subordinated notes due August 2010.

Loss on Early Extinguishment of Debt

We recognized losses on early extinguishment of debt of $8.7 million and $95.2 million during the first and second quarter of fiscal year 2004 associated with the early redemption of notes. In June 2003, we used a portion of the net proceeds from our issuance of $400.0 million of 6.5% senior subordinated notes in May 2003 to redeem all of our $150.0 million aggregate principal amount of 8.75% senior subordinated notes due October 2007. In August 2003 we repurchased $492.3 million aggregate principal amount of our 9.875% notes.

Provision for Income Taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.

Our consolidated effective tax rate was a benefit of 36.8% for the first six months of fiscal year 2005 and a benefit of 10% for the same period in fiscal year 2004. The tax benefit for the six-month period ended September 30, 2005 is primarily due to the establishment of a $25.0 million deferred tax asset during the first quarter resulting from a tax law change in Hungary that replaced a tax holiday incentive with a tax credit incentive, and a $34.1 million tax benefit that was recorded during the second quarter as a result of changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries primarily in China, Hungary and Malaysia.

In evaluating the realizability of the deferred tax assets, management considers the recent history of operating income and losses by jurisdiction, exclusive of items that it believes are non-recurring in nature such as restructuring charges and losses associated with early extinguishment of debts. Management also considers the future projected operating income in the relevant jurisdiction and the effect of any tax planning strategies. Based on this analysis, management believes that the current valuation allowance is adequate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash and cash equivalents totaling $694.6 million and total bank and other debts totaling $1.8 billion. We also have a revolving credit facility of $1.1 billion, which is subject to compliance with certain financial covenants, under which we had $346.0 million of borrowings outstanding as of September 30, 2004.

Cash provided by operating activities was $264.6 million and $250.8 million during the six months ended September 30, 2004 and September 30, 2003, respectively. During the first six months of fiscal year 2005, cash provided by operating activities reflected an increase in trade payables and other accrued liabilities of approximately $403.0 million, offset by a $221.9 million increase in inventory and a $236.7 million increase in accounts receivable. The increase in inventory reflects growth in certain new customer programs. During the first six months of fiscal year 2004, cash provided by operating activities reflected increases in trade payable and other accrued liabilities of approximately $538.8 million, offset by increases of approximately $488.2 million in accounts receivable, inventory and other current assets.

Cash used in investing activities was $593.5 million for the first six months of fiscal year 2005. Cash used in investing activities during the six months ended September 30, 2004 primarily related to (i) payment of $289.4 million for the pending acquisition of approximately 70% of Hughes Software Systems, which we completed in October 2004 (ii) net capital expenditures of $147.2 million to purchase equipment and for continued expansion of various manufacturing facilities in certain low-cost, high volume centers, primarily in Asia, and (iii) net payments of $67.9 million for investments and notes receivable, including our participation in our trade receivables securitization program.

Cash used in investing activities during the first six months of fiscal year 2004 amounted to $142.1 million. The usage of cash was mainly attributed to (i) net capital expenditures of $66.1 million; (ii) $29.3 million used in various business acquisition; and (iii) net payment of $46.7 million for investments and other notes receivable, including our participation in our trade receivables securitization program.

Our financing activities provided net cash of $402.5 million in the first six months of fiscal year 2005, compared to $169.7 million for the same period in fiscal year 2004. Cash provided by financing activities during the six months ended September 30, 2004 primarily related to (i) proceeds from the public offering of approximately 24.3 million ordinary shares, which generated approximately $299.5 million; (ii) net proceeds from bank borrowings and the utilization of our revolving line of credit of approximately $88.6 million, compared to net proceeds of $242.5 million for the six months ended September 30, 2003. Additionally, proceeds from the sale of ordinary shares under our employee stock plans generated cash of approximately $19.7 million and $26.3 million for the six months ended September 30, 2004 and September 30, 2003, respectively. Furthermore, in the first six months of fiscal year 2004 we also used an additional $91.6 million for the repurchase and early redemption of our notes.

On June 29, 2004, we entered into a definitive asset purchase agreement with Nortel Networks providing for the purchase of certain Nortel Networks’ optical, wireless, wireline and enterprise manufacturing operations and optical design operations by Flextronics. We anticipate that the aggregate cash purchase price for the assets acquired will be in the range of approximately $675 million to $725 million. We will allocate the purchase price to the fair value of the acquired assets, which we currently estimate will be approximately $415 million to $465 million for inventory, approximately $60 million for fixed assets, and the remaining $200 million for intangible assets. It is currently expected that the majority of the cash payments will be made in four quarterly installments in calendar 2005. If any of the acquired inventories has not been used by the first anniversary of the applicable closing date, we will have a “put” right under which, subject to certain closing conditions, we may then sell that inventory back to Nortel. Similarly, if any of the acquired equipment is unused at the first anniversary of the applicable closing date, then subject to certain conditions, we will be entitled to sell it back to Nortel. We intend to use our working capital balances and borrowings to fund the purchase price for the assets to be acquired.

Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. In addition to the Nortel Networks acquisition discussed above, it is possible that future acquisitions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures by us for new equipment, the extent to which we utilize operating leases for the new facilities and equipment, the extent of cash charges associated with future restructuring activities and levels of shipments and changes in volumes of customer orders.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2004. There have been no material changes in contractual obligations since March 31, 2004 other than our obligation to pay the purchase price for the Nortel Networks operations as described above. Information regarding our other financial commitments at September 30, 2004 is provided in “Notes to Condensed Consolidated Financial Statements, Note F — Trade Receivables Sales.”

RELATED PARTY TRANSACTIONS

Since June 30, 2003, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to that time, we made loans to several of our executive officers that are still outstanding. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 1.49% to 5.85%. The remaining outstanding balance of the loans, including accrued interest, as of September 30, 2004, was approximately $13.4 million. Additionally, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of September 30, 2004 was approximately $2.9 million.

RISK FACTORS

If we do not effectively manage changes in our operations, our business may be harmed.

In the last ten years, we have experienced significant growth in our business through a combination of internal growth and acquisitions, and we expect to make additional acquisitions in the future, including our pending acquisition of the majority ownership stake in Hughes Software Systems and our recently announced acquisition of assets from Nortel Networks described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” Our global workforce has more than doubled in size since the beginning of fiscal year 2001. During that time, we have also reduced our workforce at some locations and closed certain facilities in connection with our restructuring activities. These changes have placed considerable strain on our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

We plan to continue to transition manufacturing to lower-cost locations. We plan to increase our manufacturing capacity in our low-cost regions by expanding our facilities and adding new equipment. This expansion involves significant risks, including, but not limited to, the following:

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

We have completed numerous acquisitions of businesses and we expect to continue to acquire additional businesses in the future. We are currently in preliminary discussions with respect to potential acquisitions and strategic customer transactions, and we have entered into definitive agreements for the acquisition of Nortel Networks’ optical, and wireless and enterprise manufacturing operations and related supply chain activities, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” We do not have any other definitive agreements to make any material acquisitions or strategic customer transactions. Any future acquisitions may require additional debt or equity financing. This could increase our leverage or be dilutive to our existing shareholders. We may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.

To integrate acquired businesses, we must implement our management information systems and operating systems and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

In addition, acquisitions involve numerous risks and challenges, including:

•	difficulties in integrating acquired businesses and operations;

•	diversion of management’s attention from the normal operation of our business;

•	potential loss of key employees and customers of the acquired companies, which is a particular concern in the acquisition of companies engaged in product and software design;

•	difficulties in managing and integrating operations in geographically dispersed locations;

•	lack of experience operating in the geographic market or industry sector of the acquired business;

•	increases in our expenses and working capital requirements, which reduce our return on invested capital; and

•	exposure to unanticipated contingent liabilities of acquired companies.

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

We derive revenue from the following industries:

•	handheld device industries, with products such as cellular phones, pagers and personal digital assistants;

•	computer and office automation industries, with products such as copiers, scanners, graphic cards, desktop and notebook computers, and peripheral devices such as printers and projectors;

•	communication infrastructure industries, with products such as equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches, and broadband devices;

•	consumer device industries, with products such as set-up boxes, home entertainment equipment, cameras and home appliances;

•	information technology infrastructure industries, with products such as servers, workstations, storage systems, mainframes, hubs and routers; and

•	a variety of other industries, including medical, automotive, industrial and instrumentation industries.

Factors affecting these industries in general could seriously harm our customers and, as a result, us. These factors include:

•	rapid changes in technology, which result in short product life cycles;

•	seasonality of demand for our customers’ products;

•	the inability of our customers to successfully market their products, and the failure of these products to gain widespread commercial acceptance; and

•	recessionary periods in our customers’ markets.

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

Although we enter into contracts with our ODM customers, we may design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. In addition, ODM activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to an ODM product, these contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases. These contracts can generally be terminated by either party on short notice. There is no assurance that we will be able to generate or support ODM activity as anticipated or for an extended period of time, and these activities may not contribute to our profitability as expected, or at all. Primarily due to the initial costs of investing in the resources necessary for this business, our increased ODM activities adversely affected our profitability during fiscal year 2004. We continue to make investments in our ODM services, which could adversely affect our profitability during fiscal year 2005 and beyond. Further, the products we design must satisfy safety and regulatory standards and some products must also receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our sales, profitability and reputation.

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

The transaction with Nortel Networks described under the caption “Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Overview” is subject to a number of closing conditions, including regulatory approvals, conversion of information technology systems, and the completion of the required information and consultation process with employee representatives in Europe. Some of the processes involved in converting information technology systems (including the integration of related systems and internal controls) are complex and time consuming, and may present unanticipated difficulties. As a result, we expect that this transaction will not be completed until May 2005. Further delays may arise if the conversion of information technology systems requires more time than presently anticipated. In addition, completion of required information and consultation process with employee representatives in Europe may result in additional delays and in difficulties in retaining employees.

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

As a result of the new strategic relationship, we expect that Nortel Networks will become our largest single customer, representing over ten percent of our net sales. The manufacturing relationship with Nortel Networks is not exclusive, and they are entitled to use other suppliers for a portion of their requirements of these products. Although Nortel Networks has agreed to use Flextronics to manufacture a majority of its requirements for these existing products, so long as Flextronics’ services are competitive, our services may not remain competitive, and there can be no assurance that we will continue to manufacture a majority of Nortel Networks requirements of these products. In addition, sales of these products depend on a number of factors, including global economic conditions, competition, new technologies that could render these products obsolete, the level of sales and marketing resources devoted by Nortel Networks with respect to these products, and the success of these sales and marketing activities. If demand for these products should decline, we would experience reduced sales and gross margins from these products.

We have agreed to cost reduction targets and price limitations and to certain manufacturing quality requirements. We may not be able to reduce costs over time as required, and Nortel Networks would be entitled to certain reductions in their product prices, which would adversely affect our margins from this program. In addition, we may encounter difficulties in meeting Nortel Networks’ expectations as to product quality and timeliness. If Nortel Networks’ requirements exceed the volume we anticipate, we may be unable to meet these requirements on a timely basis. Our inability to meet Nortel Networks volume, quality, timeliness and cost requirements could have a material adverse effect on our results of operations. Nortel Networks may not purchase a sufficient quantity of products from us to meet our expectations and we may not utilize a sufficient portion of the acquired capacity to achieve profitable operations.

In addition, as a result of the transaction with Nortel Networks, we will employ approximately 150 of Nortel Networks’ optical design employees. We completed the closing of the acquisition of Nortel Networks’ optical design operations in November 2004, and we may fail to retain and motivate these employees after closing or to integrate them into our other design operations.

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

Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers during the six-month period ended September 30, 2004 accounted for approximately 64% of the total net sales, with Sony-Ericsson and Hewlett-Packard Company accounting for 14% and 11% of our net sales, respectively. In the six-month period ended September 30, 2003, our ten largest customers accounted for approximately 68% of net sales, with Sony-Ericsson and Hewlett-Packard Company accounting for 12% and 13% of net sales, respectively. No other customer accounted for more than 10% of net sales during these periods.

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

     In addition, we have recently begun operations in India, through the acquisition of several India-based companies. We may be subject to increased challenges in managing these risks in these operations since we do not have prior experience in conducting operations in India.

The attractiveness of our services to U.S. customers can be affected by changes in U.S. trade policies, such as most favored nation status and trade preferences for some Asian countries. In addition, some countries in which we operate, such as Brazil, Hungary, India, Mexico, Malaysia, Poland and Ukraine, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. Finally, we could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

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

Between June and August 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits, seeking an unspecified amount of damages, which were filed in the Untied States District Court for the Southern District of New York. Plaintiffs filed these actions on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between January 18, 2001 and June 4, 2002, including those who purchased ordinary shares in our secondary offerings on February 1, 2001 and January 7, 2002. These actions generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. In July 2003, Flextronics filed a motion to dismiss on behalf of the Company and the individual defendants and in November 2003 the Court entered an order granting defendants’ motion to dismiss without prejudice. Plaintiffs filed an amended complaint in January 2004 and defendants again moved to dismiss the complaint.

In May 2004, before a hearing on the motion to dismiss was to take place, the parties reached a tentative settlement of all claims in the lawsuit and the defendants withdrew their motion. The settlement is funded entirely with funds from our Officers’ and Directors’ insurance. On July 28, 2004, the Court entered an order preliminarily approving the settlement and on November 2, 2004, the Court entered an order approving final settlement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes during the six months ended September 30, 2004 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

We have a portfolio of fixed and variable rate debt, primarily consisting of fixed rate debt obligations. Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates from those as of September 30, 2004 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. Based on our overall currency rate exposures, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from the rate as of September 30, 2004 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)	During the first six months of fiscal year 2005, there were no changes in the Company’s internal controls over financial reporting that have material affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between June and August 2002, Flextronics and certain of our officers and directors were named as defendants in several securities class action lawsuits, seeking an unspecified amount of damages, which were filed in the United States District Court for the Southern District of New York. Plaintiffs filed these actions on behalf of those who purchased, or otherwise acquired, Flextronics’ ordinary shares between January 18, 2001 and June 4, 2002, including those who purchased ordinary shares in our secondary offerings on February 1, 2001 and January 7, 2002. These actions generally allege that, during this period, the defendants made misstatements to the investing public about the financial condition and prospects of Flextronics. On April 23, 2003, the Court entered an order transferring these lawsuits to the United States District Court for the Northern District of California. In July 2003, Flextronics filed a motion to dismiss on behalf of the Company and the individual defendants, and in November 2003 the Court entered an order granting defendants’ motion to dismiss without prejudice. Plaintiffs filed an amended complaint in January 2004 and defendants again moved to dismiss the complaints.

In May 2004, before a hearing on the motion to dismiss was to take place, the parties reached a tentative settlement of all claims in the lawsuit and the defendants withdrew their motion. The settlement is funded entirely with funds from Flextronics Officers’ and Directors’ insurance. On July 28, 2004, the Court entered an order preliminarily approving the settlement and on November 2, 2004, the Court entered an order approving final settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE TO SECURITY HOLDERS

We held our Annual General Meeting of Shareholders on August 23, 2004, at 2090 Fortune Drive, San Jose, California 95131,at which the following matters were acted upon:

1.1	Re-election of Mr. Michael E. Marks to the Board of Directors.	For:	480,087,600
		Withheld:	1,450,787

1.2	Re-election of Mr. Michael J. Moritz to the Board of Directors.	For:	479,599,539
		Withheld:	1,938,848

2.	Re-appointment of Mr. Patrick Foley as a Director of the Company.	For:	478,578,265
		Against:	2,236,441
		Abstain:	723,681

3.	Appointment of Deloitte & Touche LLP as independent auditors of the	For:	478,613,222
	Company for the fiscal year ending March 31, 2005.	Against:	2,579,766
		Abstain:	345,399

4.	Approval of the amendment to the Company's 1997 Employee Share Purchase	For:	349,337,245
	Plan.	Against:	4,775,080
		Abstain:	949,680

5.	Approval of the amendments to the Company's 2001 Equity Incentive Plan.	For:	280,112,587
		Against:	73,868,745
		Abstain:	1,080,673

6.	Approval of the amendment to the Company's 2001 Equity Incentive Plan	For:	281,063,762
	to allow for issuances of stock bonuses.	Against:	72,958,397
		Abstain:	1,039,846

7.	Approval of the consolidation of ordinary shares available under our	For:	337,466,213
	assumed plans into our 2001 Equity Incentive Plan.	Against:	14,805,448
		Abstain:	2,790,344

8.	Approval of the authorization for the Directors of the Company to allot	For:	295,091,032
	and issue ordinary shares.	Against:	58,970,353
		Abstain:	1,000,620

9.	Approval of the authorization for the Company to provide $37,200 of	For:	347,818,829
	annual cash compensation to each of its non-employee directors	Against:	4,688,394
		Abstain:	2,554,782

10.	Approval of the authorization for the Company to provide an additional	For:	346,855,673
	$10,000 of annual cash compensation for each of its non-employee	Against:	5,707,513
	Directors for committee participation.	Abstain:	2,498,819

11.	Approval of the authorization of the proposed renewal of the share	For:	350,333,189
	repurchase mandate relating to acquisitions by the Company of its own	Against:	3,798,780
	issued ordinary shares	Abstain:	930,036

12.	Approval of the authorization of the proposal approval of a bonus issue.	For:	348,090,507
		Against:	5,816,574
		Abstain:	1,154,924

Neither abstentions nor broker non-votes are counted in tabulations of the votes cast on proposals presented to shareholders.

ITEM 5. OTHER INFORMATION

On August 17, 2004, we entered into an amendment to the supplemental retirement plan with Mr. Michael E. Marks in which we granted Mr. Marks an additional Supplemental Deferred Contingent Stock Award for 500,000 notional shares at an exercise price equal to $11.00 per share ($0.06 above the closing price of our ordinary shares on the NASDAQ Stock Market on August 17, 2004). Under this award, once the 30-day average trading price of our share price at the end of any quarter exceeds $11.00, a cash payment would be made to a rabbi trust for the benefit of Mr. Marks in an amount equal to the net increase in value over $11.00 multiplied by the 500,000 notional shares. At the end of each subsequent quarter, if the 30-day average trading price of our share price has further increased since the last quarter for which a cash payment was made under the plan, an additional payment would be made in an amount equal to the additional net increase in value since such prior quarter multiplied by 500,000 notional shares. The total cash payments under this award (together with a prior award made to Mr. Marks) may not exceed $7,500,000 in the aggregate over the life of the plan, and no payments will be made following the termination of Mr. Marks’ employment. Upon Mr. Marks’ death or disability or upon a change of control of Flextronics, the entire $7,500,000 will be credited to the rabbi trust. All amounts credited to Mr. Marks’ account will be made only in cash (no shares will be issued under this plan), and all cash contributions shall be fully vested and non-forfeitable.

This award was not reported on a Form 8-K as new rules requiring its disclosure had not yet become effective.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
10.01	Supplemental Contingent Share Award Agreement dated August 17, 2004 by and between Michael E. Marks and the Registrant.

10.02	The Amending Agreement dated November 1, 2004, among Flextronics Telecom Systems, Ltd., Flextronics International Ltd., and Nortel Networks Limited, amending certain provisions of the Asset Purchase Agreement dated as of June 29, 2004 among these parties.

23.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

Date: November 8, 2004	/s/ Michael E. Marks

Michael E. Marks
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2004	/s/ Robert R.B. Dykes

Robert R.B. Dykes
President, Systems Group and
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2004	/s/ Thomas J. Smach

Thomas J. Smach
Senior Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	Supplemental Contingent Share Award Agreement dated August 17, 2004 by and between Michael E. Marks and the Registrant.

10.02	The Amending Agreement dated November 1, 2004, among Flextronics Telecom Systems, Ltd., Flextronics International Ltd., and Nortel Networks Limited, amending certain provisions of the Asset Purchase Agreement dated as of June 29, 2004 among these parties.

23.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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