Form 10-Q
period 2004-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 2005-02-08
CIK 866374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-23354

FLEXTRONICS INTERNATIONAL LTD.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

SINGAPORE	NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

ONE MARINA BOULEVARD, #28-00
SINGAPORE 018989
(Address of Principal Executive Offices, and zip code)

(65) 6890-7188
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of February 4, 2005, there were 565,472,557 shares of the registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flextronics International Ltd.:

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2004, the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2004 and 2003, and the related consolidated statements of cash flows for the nine-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 8, 2005

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	As of	As of
	December 31, 2004	March 31, 2004
ASSETS:
Current Assets:
Cash and cash equivalents	$1,086,325	$615,276
Accounts receivable, net	1,850,411	1,871,637
Inventories	1,388,742	1,179,513
Deferred income taxes	6,220	14,244
Other current assets	592,179	581,063

Total current assets	4,923,877	4,261,733
Property, plant and equipment, net	1,731,716	1,625,000
Deferred income taxes	682,901	604,785
Goodwill	3,247,860	2,653,372
Other intangible assets, net	123,344	68,060
Other assets	553,233	370,987

Total assets	$11,262,931	$9,583,937

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank borrowing and current portion of long-term debt	$22,126	$96,287
Current portion of capital lease obligations	8,388	8,203
Accounts payable	2,738,870	2,145,174
Other current liabilities	1,209,675	1,127,253

Total current liabilities	3,979,059	3,376,917
Long-term debt, net of current portion:
Capital lease obligation, net of current portion	9,145	15,084
Zero coupon convertible junior subordinated notes due 2008	200,000	200,000
9 7/8% Senior subordinated notes due 2010, net of discount	7,659	7,659
9 3/4% Euro senior subordinated notes due 2010	204,276	181,422
1% Convertible subordinated notes due 2010	500,000	500,000
6 1/2% Senior subordinated notes due 2013	399,650	399,650
6 1/4% Senior subordinated notes due 2014	497,211	—
Outstanding under revolving line of credit	—	220,000
Other	97,608	100,446
Other liabilities	204,984	215,546
Commitments and contingencies (Note J)
Shareholders’ equity:
Ordinary shares, S$0.01 par value, authorized - 1,500,000,000 shares; issued and outstanding – 565,376,503 and 529,944,282 shares as of December 31, 2004 and March 31, 2004, respectively	3,342	3,135
Additional paid-in capital	5,448,480	5,014,990
Accumulated deficit	(456,844)	(722,471)
Accumulated other comprehensive income	175,744	78,105
Deferred compensation	(7,383)	(6,546)

Total shareholders’ equity	5,163,339	4,367,213

Total liabilities and shareholders’ equity	$11,262,931	$9,583,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$4,276,614	$4,152,344	$12,295,311	$10,762,263
Cost of sales	3,976,832	3,912,912	11,477,733	10,175,320
Restructuring charges	24,076	50,553	70,771	401,750

Gross profit	275,706	188,879	746,807	185,193
Selling, general and administrative expenses	143,330	121,597	423,948	346,952
Intangibles amortization	9,201	9,553	26,545	26,943
Restructuring charges	6,583	20,466	16,978	56,629
Other (income) charges, net	(14,906)	—	(14,906)	—
Interest and other expense, net	27,240	13,453	67,955	60,067
Loss on early extinguishment of debt	—	—	—	103,909

Income (loss) before income taxes	104,258	23,810	226,287	(409,307)
Provision for (benefit from) income taxes	5,575	2,381	(39,340)	(40,931)

Net income (loss)	$98,683	$21,429	$265,627	$(368,376)

Earnings (loss) per share:
Basic	$0.18	$0.04	$0.48	$(0.70)

Diluted	$0.17	$0.04	$0.46	$(0.70)

Weighted average shares used in computing per share amounts:
Basic	562,200	527,321	548,234	523,983

Diluted	594,081	561,438	581,433	523,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$265,627	$(368,376)
Depreciation and amortization	259,026	260,205
Change in working capital and other	263,610	647,252

Net cash provided by operating activities	788,263	539,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(228,415)	(95,738)
Acquisitions of businesses, net of cash acquired	(374,113)	(29,324)
Other investments and notes receivable	(204,927)	(194,092)

Net cash used in investing activities	(807,455)	(319,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	1,454,060	1,110,616
Repayments of bank borrowings and long-term debt	(1,261,381)	(866,620)
Repayments of capital lease obligations	(8,094)	(10,115)
Net proceeds from issuance of ordinary shares	330,976	45,832
Cash paid for early extinguishment of debt	—	(91,647)

Net cash provided by financing activities	515,561	188,066

Effect of exchange rate on cash	(25,320)	(1,800)

Net increase in cash and cash equivalents	471,049	406,193
Cash and cash equivalents at beginning of period	615,276	424,020

Cash and cash equivalents at end of period	$1,086,325	$830,213

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

In addition to the assembly of printed circuit boards and complete systems and products, the Company’s manufacturing services include the fabrication and assembly of plastic and metal enclosures, the fabrication of printed circuit boards and backplanes and the fabrication and assembly of photonics components. The Company also provides contract design and related engineering services offerings to its customers, from full product development to system integration, industrialization, product cost reduction and software application development. These services include industrial and mechanical design, hardware design, embedded and application software development, semiconductor design, and system validation and test development.

In addition, the Company combines its design and manufacturing services to design, develop and manufacture components and products, such as cellular phones and other consumer-related products. These components and products are then sold by the OEM customers under the OEMs’ brand names. This service offering is referred to as original design manufacturing (ODM).

NOTE B – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2004 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

Translation of Foreign Currencies

The financial position and results of operations of certain of the Company’s subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, for these subsidiaries all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity. During the third quarter of fiscal 2005, the Company realized a foreign exchange gain of $29.3 million from the liquidation of certain international entities. This gain was classified as a component of other (income) charges, net in the condensed consolidated statement of operations.

Revenue Recognition

Revenue from manufacturing services is generally recognized when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. In some cases, the Company will recognize revenue upon receipt of shipment by the customer or at its designated location. Revenue from other services is recognized when the services have been performed.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market provision, were as follows (in thousands):

	As of
	December 31,	March 31,
	2004	2004
Raw materials	$741,904	$622,905
Work-in-process	245,945	242,435
Finished goods	400,893	314,173

	$1,388,742	$1,179,513

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (three to thirty years), with the exception of building leasehold improvements, which are amortized over the term of the lease, if shorter. Effective October 1, 2004, the estimated useful life of certain machinery and equipment was changed from five years to seven years. The use of these assets and the advancement of the associated technology have demonstrated that seven years is a more reasonable and accurate economic useful life, so the Company has aligned the depreciation expense associated with these assets with their future economic benefit. As a result of this change in estimated useful life, Flextronics anticipates recognizing lower depreciation expenses of $12.0 million, $20.7 million and $11.5 million in fiscal years 2005, 2006 and 2007, respectively, and higher depreciation expenses of $1.2 million, $10.7 million, $17.1 million, $12.1 million and $3.2 million in fiscal years 2008, 2009, 2010, 2011 and 2012, respectively. Repairs and maintenance costs are expensed as incurred.

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

Goodwill and Other Intangibles

Goodwill of the reporting units is tested for impairment on January 31st and whenever events or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available to management, and for which management regularly reviews the operating results. For purpose of the annual goodwill impairment evaluation, the Company has identified two separate reporting units: Electronic Manufacturing Services and Network Services. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential likelihood that some or all of its goodwill would be considered impaired.

The following table summarizes the activity in the Company’s goodwill account (in thousands):

Balance as of March 31, 2004	$2,653,372
Additions	414,576
Foreign currency translation adjustments	185,182
Reclassification to other intangible assets(1)	(5,270)

Balance as of December 31, 2004	$3,247,860

(1)	Reclassification resulting from the completion of the final allocation of the Company’s intangible assets acquired through certain business combinations in a period subsequent to the respective period of acquisition, based on the completion of third-party valuations.

All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies and other acquired intangibles. Contractual agreements, patents and trademarks, and developed technologies are amortized on a straight-line basis up to ten years. Other acquired intangibles related to favorable leases and customer lists are amortized on a straight-line basis over three to ten years. No residual value is estimated for the intangible assets. During the nine-month period ended December 31, 2004, there were approximately $78.6 million of additions to intangible assets, primarily related to certain customer relationships, purchased patents and certain contractual agreements. The value of the Company’s intangible assets purchased through business combinations is principally determined based on third-party valuations of the net assets acquired. The Company is in the process of determining the value of its intangible assets acquired from various acquisitions completed in the nine-month period ended December 31, 2004 and expects to complete this by the end of fiscal year 2005. The components of other intangible assets are as follows (in thousands):

	As of December 31, 2004			As of March 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Contractual agreements	$93,555	$(51,165)	$42,390	$77,706	$(31,584)	$46,122
Patents and trademarks	8,082	(1,557)	6,525	2,611	(536)	2,075
Developed technologies	4,623	(425)	4,198	500	(84)	416
Other acquired intangibles	93,218	(22,987)	70,231	31,520	(12,073)	19,447

Total	$199,478	$(76,134)	$123,344	$112,337	$(44,277)	$68,060

Total intangible amortization expense recorded during the nine months ended December 31, 2004 and December 31, 2003 was $26.5 million and $26.9 million, respectively. Expected future annual amortization expense is as follows (in thousands):

Fiscal years ending March 31,	Amount
2005	$10,858	(1)
2006	28,410
2007	23,757
2008	12,666
2009	7,423
Thereafter	40,230

Total amortization expenses	$123,344

(1) Represents estimated amortization for the three-month period ending March 31, 2005.

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

Accounting for Stock-Based Compensation

At December 31, 2004, the Company maintained six stock-based employee compensation plans. The Company currently accounts for its stock option awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB Opinion No. 25.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees and requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period).

SFAS 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. Companies may also use the Modified Retrospective Application Method for all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that it will result in significant stock-based compensation expense. The pro forma effects on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in the following table. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123R.

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(In thousands, except per share amounts)
Net income (loss), as reported	$98,683	$21,429	$265,627	$(368,376)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	579	470	1,607	1,302
Less: Fair value compensation cost, net of tax	(21,131)	(14,247)	(65,126)	(44,052)

Proforma net income (loss)	$78,131	$7,652	$202,108	(411,126)

Basic earnings (loss) per share:
As reported	$0.18	$0.04	$0.48	$(0.70)

Proforma	$0.14	$0.01	$0.37	$(0.78)

Diluted earnings (loss) per share:
As reported	$0.17	$0.04	$0.46	$(0.70)

Proforma	$0.13	$0.01	$0.35	$(0.78)

Weighted average number of shares:
Basic	562,200	527,321	548,234	523,983

Diluted	594,081	561,438	581,433	523,983

The fair value of employee stock options granted and stock purchased under the Company’s employee stock purchase plan were estimated at the date of grant using the Black-Scholes model. The following weighted average assumptions were used in estimating the fair values:

	Three Months Ended		Nine months Ended
Stock Options	December 31,		December 31,
	2004	2003	2004	2003
Volatility	82%	87%	82% - 83%	83% - 87%
Risk-free interest rate	3.2%	2.6%	2.8% - 3.2%	2.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option life	3.8 years	3.8 years	3.8 years	3.8 years

	Three Months Ended		Nine months Ended
Employee Stock Purchase Plan	December 31,		December 31,
	2004	2003	2004	2003
Volatility	43%	51%	40% - 43%	44% - 51%
Risk-free interest rate	1.6%	1.4%	1.4% - 1.6%	1.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option life	0.5 years	0.5 years	0.5 years	0.5 years

Due to the subjective nature of the assumptions used in the Black-Scholes model, the proforma net income (loss) and earnings (loss) per share disclosures may not reflect the associated fair value of the outstanding options.

The Company provides restricted stock grants to key employees under its 2002 Interim Incentive Plan. Shares awarded under the plan vest in installments over a five-year period and unvested shares are forfeited upon termination of employment. During the first nine months of fiscal year 2005, 175,000 shares of restricted stock were granted with a weighted average fair value on the date of grant of $13.58 per share. The unearned compensation associated with restricted stock grants amounted to $7.4 million and $6.5 million as of December 31, 2004 and March 31, 2004, respectively. These amounts are included in shareholders’ equity. Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant. During the nine months ended December 31, 2004 and December 31, 2003, compensation expense related to the restricted stock grants amounted to approximately $1.6 million and $1.3 million, respectively.

On January 17, 2005, the Company’s Board of Directors approved accelerating the vesting of all out-of-the-money, unvested options to purchase the Company’s ordinary shares held by current employees, including executive officers. No options held by non-employee directors were subject to the acceleration. All options priced above $12.98, the closing price of the Company’s ordinary shares on January 17, 2005, were considered to be out-of-the-money. The acceleration is effective as of January 17, 2005, provided that holders of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, have the opportunity to decline the acceleration of ISO options in order to prevent changing the status of the ISO option for federal income tax purposes to a non-qualified stock option.

The acceleration of these options was done primarily to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these options upon the adoption of SFAS 123R . In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, management believes that the acceleration may have a positive effect on employee morale and retention. Assuming that no holders of ISOs elect to decline the acceleration, the maximum future expense that is eliminated is approximately $121.2 million (of which approximately $26.4 million is attributable to options held by executive officers). This amount will be reflected in pro forma footnote disclosure in our fiscal year 2005 financial statements under current accounting guidance.

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

Earnings (loss) per share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Basic earnings (loss) per share:
Net income (loss)	$98,683	$21,429	$265,627	$(368,376)
Shares used in computation:
Weighted average ordinary shares outstanding	562,200	527,321	548,234	523,983

Basic earning (loss) per share	$0.18	$0.04	$0.48	$(0.70)

Diluted earnings (loss) per share:
Net income (loss)	$98,683	21,429	$265,627	$(368,376)
Shares used in computation:
Weighted average ordinary shares outstanding	562,200	527,321	548,234	523,983
Weighted average ordinary share equivalents from stock options and awards (1)	12,833	15,069	13,384	—
Weighted average ordinary share equivalents from convertible notes (2)	19,048	19,048	19,815	—

Weighted average ordinary shares and ordinary share equivalent shares outstanding	594,081	561,438	581,433	523,983

Diluted earning (loss) per share	$0.17	$0.04	$0.46	$(0.70)

(1)	Due to the Company’s reported net loss, the ordinary share equivalents from stock options to purchase 13,022,790 shares outstanding were excluded from the computation of diluted earnings per share for the nine-month period ended December 31, 2003, as the inclusion would have been anti-dilutive for that period.

Also, the ordinary share equivalents from stock options to purchase 25,156,633 and 25,026,554 shares outstanding during the three- and nine-month periods ended December 31, 2004, and 13,174,166 and 19,614,200 shares during the three- and nine-month periods ended December 31, 2003, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)	Ordinary share equivalents from the zero coupon convertible junior subordinated notes of 19,047,619 shares outstanding were anti-dilutive for the nine-month period ended December 31, 2003, and therefore not assumed to be converted for diluted earnings per share computation. Such shares were included as common stock equivalents during the three- and nine-month periods ended December 31, 2004 and the three-month period ended December 31, 2003. In addition, the ordinary share equivalents from the principal portion of the 1% convertible subordinated notes due August 2010 are excluded from the computation of diluted earnings per share, as the Company has the positive intent and ability to settle the principal amount of the notes in cash. The Company intends to settle any conversion spread (excess of conversion value over face value) in stock. Accordingly, 767,450 ordinary share equivalents from the conversion spread have been included in the shares used for computation of diluted earnings per share during the nine-month period ended December 31, 2004.

NOTE D – OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)	$98,683	$21,429	$265,627	$(368,376)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	67,820	58,618	96,015	143,841
Unrealized holding gain (loss) on investments and derivative instruments, net of taxes	2,590	(2,355)	1,625	4,993

Comprehensive income (loss)	$169,093	$77,692	$363,267	$(219,542)

NOTE E – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of December 31, 2004, the fair value of these short-term foreign currency forward contracts was recorded as a liability amounting to $12.4 million. At the same date, the Company had recorded in other comprehensive income deferred gains of approximately $6.0 million relating to the Company’s foreign currency forward contracts. These gains are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for all periods presented.

On November 17, 2004, the Company issued $500 million of 6.25% senior subordinated notes due in November 2014. Interest is payable semiannually on May 15 and November 15. The Company entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to a variable rate debt. The swaps, which expire in 2014, are accounted for as fair value hedges under SFAS 133. The notional amounts of the swap total $400 million. Under the terms of the swaps, the Company will pay an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.37% to 1.52%. In exchange, the Company will receive a payment based on a fixed rate of 6.25%. At December 31, 2004, $2.8 million has been recorded in other long-term liabilities to record the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% senior subordinated notes on the Consolidated Balance Sheet.

NOTE F – TRADE RECEIVABLES SALES

The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit and continues to service, administer and collect the receivables on behalf of the special purpose entity. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.0% of serviced receivables per annum. The Company pays facility and commitment fees of up to 0.24% for unused amounts and program fees of up to 0.34% of outstanding amounts. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2005, is subject to annual renewal.

Currently, the unaffiliated financial institution’s maximum investment limit is $250 million. The Company has sold $607.0 million of its accounts receivable as of December 31, 2004, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. The Company received net cash proceeds of $250.0 million from the unaffiliated financial institution for the sale of these receivables during the third quarter of fiscal year 2005. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $366.1 million as of December 31, 2004.

Additionally, during the three- and nine-month periods ended December 31, 2004, the Company sold approximately $181.7 million and $223.9 million, respectively, of receivables to a banking institution with limited recourse, which management believes is nominal. The outstanding balance of sold receivables, not yet collected, was $81.7 million as of December 31, 2004. In accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability”, the accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows. The all-in interest cost of these transactions was approximately 2.5% on an annualized basis.

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

Fiscal Year 2005

The Company recognized restructuring charges of approximately $23.6 million, $33.5 million, and $30.7 million during the first, second, and third quarters of fiscal year 2005 related to severance, the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities. The Company has classified $21.0 million, $25.7 million, and $24.1 million of the charges associated with facility closures as a component of cost of sales during the first, second and third quarters of fiscal year 2005, respectively.

The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During the first, second, and third quarters of fiscal year 2005, the Company recorded approximately $3.9 million, $10.9 million, and $1.6 million of other exit costs primarily associated with contractual obligations. As of December 31, 2004, approximately $2.2 million is classified as long-term obligations and will be paid throughout the term of the terminated leases.

As of December 31, 2004, assets that were no longer in use and held for sale totaled approximately $56.3 million, primarily representing manufacturing facilities located in the Americas and Europe that have been closed as part of the facility consolidations.

The components of the restructuring charges recorded during the first, second, and third quarters of fiscal year 2005 were as follows (in thousands):

	First	Second	Third
	Quarter	Quarter	Quarter	Total	Nature
Americas:
Severance	$1,793	$—	$—	$1,793
Long-lived asset impairment	365	125	—	490
Other exit costs	1,598	321	170	2,089

Total restructuring charges	3,756	446	170	4,372

Asia:
Severance	—	872	—	872
Long-lived asset impairment	—	267	—	267

	First	Second	Third
	Quarter	Quarter	Quarter	Total	Nature
Other exit costs	—	1,220	—	1,220

Total restructuring charges	—	2,359	—	2,359

Europe:
Severance	17,447	15,613	29,092	62,152
Long-lived asset impairment	100	5,743	—	5,843
Other exit costs	2,285	9,341	1,397	13,023

Total restructuring charges	19,832	30,697	30,489	81,018

Total
Severance	19,240	16,485	29,092	64,817	Cash
Long-lived asset impairment	465	6,135	—	6,600	Non-cash
Other exit costs	3,883	10,882	1,567	16,332	Cash & non-cash

Total restructuring charges	$23,588	$33,502	$30,659	$87,749

During the first nine months of fiscal year 2005 the Company recorded approximately $64.8 million of employee termination costs associated with the involuntary terminations of 2,541 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to 270 for the Americas, 241 for Asia and 2,030 for Europe, respectively. Approximately $53.2 million of the charges were classified as a component of cost of sales.

During the first nine months of fiscal year 2005 the Company also recorded approximately $6.6 million for the write-down of property and equipment and other assets associated with various manufacturing and administrative facility closures. Approximately $5.1 million of this amount was classified as a component of cost of sales.

The restructuring charges recorded during the first nine months of fiscal year 2005 also included approximately $16.3 million for other exit costs. Approximately $12.5 million of the amount was classified as a component of cost of sales. Of this amount, customer disengagement costs amounted to approximately $5.5 million; facility lease obligations accounted for approximately $2.3 million and facility abandonment and refurbishment costs accounted for approximately $3.7 million.

The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs incurred during the first, second and third quarters of fiscal year 2005 (in thousands):

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
Activities during the first quarter:
Provision	$19,240	$465	$3,883	$23,588
Cash payments	(16,353)	—	(949)	(17,302)
Non-cash charges	—	(465)	—	(465)

Balance as of June 30, 2004	2,887	—	2,934	5,821
Activities during the second quarter:
Provision	16,485	6,135	10,882	33,502
Cash payments	(14,160)	—	(3,135)	(17,295)
Non-cash charges	—	(6,135)	(6,624)	(12,759)

Balance as of September 30, 2004	5,212	—	4,057	9,269
Activities during the third quarter:
Provision	29,092	—	1,567	30,659
Cash payments	(17,989)	—	(1,522)	(19,511)

Balance as of December 31, 2004	16,315	—	4,102	20,417
Less:
Current portion (classified as other current liabilities)	(16,315)	—	(1,920)	(18,235)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$—	$—	$2,182	$2,182

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

During fiscal year 2004, the Company recorded approximately $103.7 million of employee termination costs associated with the involuntary terminations of 5,176 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to 2,083 and 3,093 for the Americas and Europe, respectively. As of December 31, 2004, the total employees terminated under these plans had reached approximately 5,050, while approximately 150 employees have been notified but not yet terminated. Approximately $84.6 million of the net charges were classified as a component of cost of sales during fiscal year 2004.

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

The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs incurred during fiscal year ended March 31, 2004 (in thousands):

		Other
	Severance	Exit Costs	Total
Balance as of March 31, 2004	$22,376	$38,731	$61,107
Activities during first quarter of fiscal year 2005:
Cash payments	(9,116)	(7,999)	(17,115)

Balance as of June 30, 2004	13,260	30,732	43,992
Activities during second quarter of fiscal year 2005:
Cash payments	(3,721)	(5,823)	(9,544)

Balance as of September 30, 2004	9,539	24,909	34,448
Activities during third quarter of fiscal year 2005:
Cash payments	(2,826)	(5,479)	(8,305)

Balance as of December 31, 2004	6,713	19,430	26,143
Less:
Current portion (classified as other current liabilities)	(5,735)	(10,521)	(16,256)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$978	$8,909	$9,887

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

The components of the net restructuring and other charges recorded during the first and third quarters of fiscal year 2003 were as follows (in thousands):

	First	Third
	Quarter	Quarter	Total	Nature
Americas:
Severance	$21,053	$11,654	$32,707
Long-lived asset impairment	31,061	30,017	61,078
Other exit costs	42,287	31,086	73,373

Total restructuring charges	94,401	72,757	167,158

Asia:
Severance	2,306	183	2,489
Long-lived asset impairment	5,072	(5,397)	(325)
Other exit costs	1,349	(1,677)	(328)

Total restructuring charges	8,727	(6,891)	1,836

Europe:
Severance	53,542	29,737	83,279
Long-lived asset impairment	20,146	(10,335)	9,811

	First	Third
	Quarter	Quarter	Total	Nature
Other exit costs	23,551	11,320	34,871

Total restructuring charges	97,239	30,722	127,961

Total
Severance	76,901	41,574	118,475	Cash
Long-lived asset impairment	56,279	14,285	70,564	Non-cash
Other exit costs	67,187	40,729	107,916	Cash & non-cash

Total restructuring charges	$200,367	$96,588	$296,955

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

The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs initiated prior to March 31, 2003 (in thousands):

		Other
	Severance	Exit Costs	Total
Balance as of March 31, 2004	$4,720	$15,658	$20,378
Activities during first quarter of fiscal year 2005:
Cash payments	(1,028)	(4,127)	(5,155)

Balance as of June 30, 2004	3,692	11,531	15,223
Activities during second quarter of fiscal year 2005:
Cash payments	(719)	(2,186)	(2,905)

Balance as of September 30, 2004	2,973	9,345	12,318
Activities during third quarter of fiscal year 2005:
Cash payments	(955)	(901)	(1,856)

Balance as of December 31, 2004	2,018	8,444	10,462
Less:
Current portion (classified as other current liabilities)	(591)	(3,697)	(4,288)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$1,427	$4,747	$6,174

NOTE H – OTHER (INCOME) CHARGES, NET

During the third quarter of fiscal 2005, the Company realized a foreign exchange gain of $29.3 million from the liquidation of certain international entities, offset by a loss of $6.8 million for other than temporary impairment of its investments in certain privately-held companies and $7.6 million of charges relating to the resignation of Robert R.B. Dykes from his position as Chief Financial Officer. In connection with his termination of employment, the Company amended certain of Mr. Dykes’ stock option agreements to provide for full acceleration of vesting of approximately 1.2 million of Mr. Dykes’ outstanding but unvested stock options and extension of the expiration date of approximately 1.5 million stock options to five years after his employment termination date. Such options would otherwise have expired ninety days after the termination of employment. This resulted in a charge of approximately $5.6 million. In addition, Flextronics made a lump-sum cash payment of approximately $2.0 million to Mr. Dykes.

NOTE I – GEOGRAPHIC REPORTING

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

Geographic information as of and for the periods presented is as follows (in thousands):

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales:
Asia	$2,200,960	$1,949,354	$6,386,913	$5,103,975
Americas	739,175	555,386	1,992,623	1,523,198
Europe	1,546,174	1,775,737	4,558,629	4,509,581
Intercompany eliminations	(209,695)	(128,133)	(642,854)	(374,491)

	$4,276,614	$4,152,344	$12,295,311	$10,762,263

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Income (loss) before income taxes:
Asia	$83,122	$73,175	$253,689	$74,162
Americas	1,411	(16,550)	20,436	(176,065)
Europe	29,094	(4,984)	234	(126,579)
Intercompany eliminations	(9,369)	(27,831)	(48,072)	(180,825)

	$104,258	$23,810	$226,287	$(409,307)

	As of	As of
	December 31, 2004	March 31, 2004
Long-lived assets, net:
Asia	$778,032	$700,262
Americas	453,101	402,031
Europe	500,583	522,707

	$1,731,716	$1,625,000

Revenues are generally attributable to the country in which the product is manufactured.

For purposes of the preceding tables, “Asia” includes China, Japan, India, Indonesia, Korea, Malaysia, Mauritius, Singapore, Taiwan and Thailand; “Americas” includes Argentina, Brazil, Columbia, Canada, Mexico, Venezuela and the United States, “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Norway, Poland, Portugal, Scotland, South Africa, Sweden, Switzerland, Ukraine and the United Kingdom.

During the nine months ended December 31, 2004, net sales generated from Singapore, the principal country of domicile, were approximately $170.9 million.

NOTE J – COMMITMENTS AND CONTINGENCIES

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

NOTE K – ACQUISITIONS AND STRATEGIC INVESTMENTS

During the nine months ended December 31, 2004, the Company completed certain acquisitions that were not individually significant to the Company’s results of operations and financial position for the period. The aggregate cash purchase price for the acquisitions amounted to approximately $113.5 million, net of cash acquired. In addition, the Company issued approximately 7.6 million ordinary shares, which equated to approximately $93.4 million, as part of the purchase price for the acquisitions. The fair value of the ordinary shares issued was determined based on the quoted market prices of the Company’s ordinary shares three days before and after the date the terms of the acquisitions were agreed to and announced. The fair value of the net liabilities acquired through these acquisitions totaled approximately $103.3 million. The purchase price of the acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 31, 2010. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

Additionally, during the nine months ended December 31, 2004, the Company paid approximately $2.1 million in cash, and issued approximately 63,000 ordinary shares for contingent purchase price adjustments relating to certain historical acquisitions.

On June 29, 2004, the Company entered into a definitive asset purchase agreement with Nortel Networks (Nortel) providing for the purchase of certain Nortel Networks’ optical, wireless, wireline and enterprise manufacturing operations and optical design operations by Flextronics. The purchase of these assets will occur in stages, with the first stage completed in November 2004, and further stages scheduled for February 2005 and May 2005.

Subject to closing the remaining asset acquisitions, Flextronics will provide the majority of Nortel Networks’ systems integration activities, final assembly, testing and repair operations, along with the management of the related supply chain and suppliers, under a four-year manufacturing agreement. Additionally, under a three-year design services agreement, Flextronics will provide Nortel Networks with design services for end-to-end, carrier grade optical network products. As part of this transaction, Flextronics anticipates hiring a total of approximately 2,350 Nortel Networks’ manufacturing employees and hired approximately 150 optical design engineers in November 2004. The assets to be acquired consist primarily of inventory and capital equipment currently in use.

The Company anticipates that the aggregate purchase price for the assets acquired from Nortel Networks will be in the range of approximately $675 million to $725 million. The purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be approximately $415 million to $465 million for inventory, approximately $60 million for fixed assets, and the remaining $200 million for intangible assets. The Company completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004, which resulted in the payment of $12.8 million to Nortel Networks. On February 8, 2005 the Company also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, which resulted in the payment of $85.1 million to Nortel Network. It is currently expected that the remaining cash payments will be made in three quarterly installments in calendar 2005.

If any of the acquired inventories has not been used by the first anniversary of the applicable closing date, the Company will have a “put” right under which, subject to certain closing conditions, it may then sell that inventory back to Nortel Networks. Similarly, if any of the acquired equipment is unused at the first anniversary of the applicable closing date, then subject to certain conditions, the Company will be entitled to sell it back to Nortel. The Company intends to use its cash balances and revolving line of credit to fund the remaining purchase price for the assets yet to be acquired.

On June 8, 2004, the Company entered into a definitive agreement with Hughes Network Systems, Inc., providing for the purchase of approximately fifty-five percent (55%) of the outstanding shares of Hughes Software Systems Limited (HSS), an India-based company that provides software products and services for fixed and mobile networks for both voice and data. Upon entering the agreement, approximately $226.5 million in cash consideration was paid to Hughes Network Systems. The Company then made an open offer to purchase an additional twenty percent (20%) of HSS’s outstanding shares from the other shareholders of HSS. On July 9, 2004, the Company appointed its nominees to a majority of the seats on the board of directors of HSS and in October 2004, the Company completed the acquisition, acquiring approximately 70% of the total outstanding shares of HSS. The purchase price, net of cash acquired amounted to approximately $250.2 million.

The following unaudited proforma financial information presents the combined results of operations of Flextronics and HSS as if the acquisition had occurred as of the beginning of fiscal years 2005 and 2004, after giving effect to certain adjustments and related income tax effects (in thousands, except per share data):

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$4,276,614	$4,173,516	$12,344,783	$10,817,996
Net income (loss)	98,683	23,393	270,006	(365,012)
Basic earnings (loss) per share	0.18	0.04	0.49	(0.70)
Diluted earnings (loss) per share	0.17	0.04	0.46	(0.70)

All of the above acquisitions were accounted for using the purchase method of accounting, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative proforma information, with the exception of HSS, has not been presented, as the results of the operations of the acquired businesses were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis. Goodwill and intangibles resulting from these acquisitions during the first nine months of fiscal year 2005, as well as contingent purchase price adjustments for certain historical acquisitions, totaled approximately $475.7 million. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete this by the end of fiscal year 2005.

NOTE L – EQUITY AND DEBT OFFERINGS

On July 27, 2004, the Company completed a public offering of 24,330,900 of its ordinary shares for which the Company received net proceeds of approximately $299.5 million.

On November 17, 2004, the Company issued $500 million of 6.25% senior subordinated notes due in November 2014, for net proceeds of $493.0 million, of which $469.0 million was used to pay down the then outstanding balance on the Company’s existing revolving credit facility. The Company may redeem the notes in whole or in part at any time on or after November 15, 2009, at redemption prices of 103.125%, 102.083% and 101.042% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on November 15 of the years 2009, 2010 and 2011, respectively, and at a redemption price of 100% of the principal amount thereof on and after November 15, 2012, in each case, plus any accrued and unpaid interest to the redemption date. In addition, before or on November 15, 2007, with the net cash proceeds from certain equity offerings, the Company may redeem up to 35% in aggregate principal amount of the Notes at a redemption price of 106.25% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to the redemption date.

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

In addition, we combine our design and manufacturing services to design, develop and manufacture components and products, such as cellular phones and other consumer-related products. These components and products are then sold by the OEM customers under the OEMs’ brand names. This service offering is referred to as original design manufacturing (ODM).

We have become one of the world’s largest EMS providers, with revenues of $14.5 billion in fiscal year 2004 and over 12.5 million manufacturing square feet in 32 countries across five continents as of March 31, 2004. We believe that our size, global presence, broad service offerings and expertise, and advanced engineering and design capabilities enable us to win large programs from leading multinational OEMs for the design and manufacturing of electronic products.

Our revenue is generated from sales of our services to our customers, which include industry leaders such as Alcatel SA, Casio Computer Co., Ltd., Dell Computer Corporation, Ericsson Telecom AB, Hewlett-Packard Company, Microsoft Corporation, Motorola, Inc., Siemens AG, Sony-Ericsson, Telia Companies, and Xerox Corporation. A majority of our sales come from a small number of customers. Our ten largest customers during the nine months ended December 31, 2004 accounted for approximately 63% of our total net sales, with Sony-Ericsson and Hewlett-Packard accounting for approximately 14% and 10% of the total net sales, respectively. No other customer accounted for more than 10% of net sales in the nine months ended December 31, 2004. For any particular customer, we may be engaged in programs to manufacture a number of products, or may be manufacturing a single product or product line. In addition, our revenue is generated from a variety of industries. For the nine-month period ended December 31, 2004, we derived:

•	approximately 33% of our revenues from customers in the handheld devices industry, whose products include cellular phones, pagers and personal digital assistants;

•	approximately 23% of our revenues from customers in the computers and office automation industry, whose products include copiers, scanners, graphic cards, desktop and notebook computers, and peripheral devices such as printers and projectors;

•	approximately 16% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches, and broadband devices;

•	approximately 10% of our revenues from the consumer devices industry, whose products include set-top boxes, home entertainment equipment, cameras and home appliances;

•	approximately 7% of our revenues from providers of information technologies infrastructure, whose products include servers, workstations, storage systems, mainframes, hubs and routers; and

•	approximately 11% of our revenues from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

Our gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. Typically, a new program will contribute relatively less to our gross profit in its early stages, as manufacturing volumes are low and result in inefficiencies and unabsorbed manufacturing overhead costs. As volumes increase, the contribution to gross profit and to profit margin often increases due to the ability to leverage improved utilization rates and overhead absorption. In addition, different programs can contribute different gross margins depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the associated products. As a result, our gross margin varies from period to period.

During the past two years, we have significantly increased our design operation through acquisitions and internal growth. In fiscal year 2005 we have acquired certain software design companies based in India, providing us with expanded capabilities. Our design operations typically provide higher growth margins than our EMS business, but they also involve a higher level of SG&A and other operating expenses.

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

On June 29, 2004, we entered into a definitive asset purchase agreement with Nortel Networks providing for the purchase of certain Nortel Networks’ optical, wireless, wireline and enterprise manufacturing operations and optical design operations by us. The purchase of these assets will occur in stages with the first stage completed in November 2004, and with further stages scheduled for February 2005 and May 2005. During this time period, our revenues from Nortel Networks will increase each quarter, and we anticipate approximately $100 million in revenues from Nortel Networks in fiscal year 2005. Following completion of the asset transfers, we expect that our revenues from Nortel Networks should reach approximately $2.5 billion on an annualized basis (assuming Nortel Networks’ sales of those products that we will manufacture remain at current levels). However, our sales to Nortel Networks may differ from our current expectations.

Subject to closing the remaining asset acquisitions, we will provide the majority of Nortel Networks’ systems integration activities, final assembly, testing and repair operations, along with the management of the related supply chain and suppliers, under a four-year manufacturing agreement. Additionally, under a three-year design services agreement, we will provide Nortel Networks with design services for end-to-end, carrier grade optical network products. As part of this transaction, we anticipate hiring a total of approximately 2,350 Nortel Networks’ manufacturing employees and hired approximately 150 optical design engineers in November 2004.

We anticipate that the aggregate purchase price for the assets acquired will be in the range of approximately $675 million to $725 million. We will allocate the purchase price to the fair value of the acquired assets, which we currently estimate will be approximately $415 million to $465 million for inventory, approximately $60 million for fixed assets, and the remaining $200 million for intangible assets. We completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004, which resulted in the payment of $12.8 million to Nortel Networks. On February 8, 2005, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, which resulted in the payment of $85.1 million to Nortel Networks. It is currently expected that the remaining cash payments will be made in three quarterly installments in calendar 2005.

If any of the acquired inventories has not been used by the first anniversary of the applicable closing date, we will have a “put” right under which, subject to certain closing conditions, we may then sell that inventory back to Nortel Networks. Similarly, if any of the acquired equipment is unused at the first anniversary of the applicable closing date, then subject to certain conditions, we will be entitled to sell it back to Nortel Networks. We intend to use our cash balances and revolving line of credit to fund the remaining purchase price for the assets yet to be acquired.

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

The manufacturing activities that will be performed by Flextronics for Nortel Networks include not only systems integration activities, final assembly, testing and repair operations, but also the fabrication of printed circuit boards, fabrication of enclosures and printed circuit board assembly. After we acquire these facilities, the operations will be operated as profit centers by Flextronics and we will generate revenue and earnings from the sale of products to Nortel Networks. Flextronics will have no contact with Nortel Networks’ end user customers with regards to the sale of these products, and sales to Nortel Networks’ customers will continue to be made by Nortel Networks in the same manner as currently conducted by Nortel Networks.

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

On June 8, 2004, we entered into a definitive agreement with Hughes Network Systems, Inc., providing for the purchase of approximately fifty-five percent (55%) of the outstanding shares of Hughes Software Systems Limited (HSS) for approximately $226.5 million in cash. We then made an open offer to purchase an additional twenty percent (20%) of HSS’s outstanding shares from the other shareholders for cash consideration of approximately $83 million. On July 9, 2004, we appointed our nominees to a majority of the seats on the board of directors of HSS and in October 2004, we completed the acquisition, acquiring approximately 70% of the total outstanding shares of HSS for total cash consideration of approximately $289.4 million. HSS is based in India and provides software for fixed and mobile networks for both voice and data. HSS offers Voice over Packets (VoP), SS7, broadband and wireless

(GPRS/UMTS) products that provide customers with open architecture solutions, and also develops custom applications for customers. HSS employs approximately 3,000 employees worldwide, with development centers located in New Delhi and Bangalore, India and Nuremberg, Germany.

We have actively pursued business acquisitions and strategic transactions with customers to expand our global presence and service offerings, and to diversify our customer base. Accordingly, we made a number of other acquisitions and strategic transactions during the nine months ended December 31, 2004. The transactions were accounted for using the purchase method, and the Company’s consolidated financial statements include the operating results of each business from the date of acquisition.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcome of our credit evaluations. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts.

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

Exit Costs

We recognized restructuring charges in each of the last three fiscal years, related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recorded restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.

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

Further discussion on our restructuring activities is provided in the “Notes to Condensed Consolidated Financial Statements, Note G — Restructuring Charges.”

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

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.0	94.3	93.3	94.6
Restructuring charges	0.6	1.2	0.6	3.7

Gross profit	6.4%	4.5%	6.1%	1.7%
Selling, general and administrative expenses	3.4	2.9	3.4	3.2
Intangibles amortization	0.2	0.2	0.2	0.2
Restructuring charges	0.	0.5	0.2	0.5
Other (income) charges, net	(0.3)	0.0	(0.1)	0.0
Interest and other expense, net	0.6	0.3	0.6	0.6
Loss on early extinguishment of debt	0.0	0.0	0.0	1.0

Income (loss) before income taxes	2.4%	0.6%	1.8%	(3.8)%
Income taxes (expense) benefit	(0.1)	(0.1)	0.3	0.4

Net income (loss)	2.3%	0.5%	2.1%	(3.4)%

Net Sales

Net sales for the third quarter of fiscal year 2005 were $4.3 billion, representing an increase of $124.3 million, or 3.0%, from $4.2 billion in the third quarter of fiscal year 2004. The increase in net sales was attributable to (i) our continued expansion of business with new and existing customers in the industrial, medical and automotive industries, which resulted in an increase of $166.5 million, and (ii) an increase of $100.1 million in net sales to providers of communication infrastructure products, offset by (iii) a decrease of $76.7 million in net sales to customers in the handheld device industry, and (iv) a decrease of $64.7 million in net sales to customers in the computer and office automation industries. On a regional basis, the increase is led by growth in Asia of $188.6 million, and Americas of $204.9 million, offset by a decline in Europe of $269.3 million. We anticipate a modest decrease in our revenue in the fourth quarter of fiscal year 2005 reflecting seasonal patterns in our end markets.

Net sales for the nine months ended December 31, 2004 amounted to $12.3 billion, representing an increase of $1.5 billion, or 14.2%, from $10.8 billion in the first nine months of fiscal year 2004. The increase in net sales was mainly attributed to (i) the expansion of existing customer programs in the handheld device industry, which increased $596.2 million; (ii) an increase of $409.2 million in net sales generated from customers in industrial, automotive and medical industries; and (iii) an increase of $404.5 million in net sales to providers of communication infrastructure products. On a regional basis, the increase reflected growth in Asia of $1,098.5 million, and Americas of $486.7 million, offset by a decline in Europe of $52.2 million.

Our ten largest customers during the nine-month period ended December 31, 2004 accounted for approximately 63% of the total net sales, with Sony-Ericsson and Hewlett-Packard Company accounting for 14% and 10% of our net sales, respectively. In the nine-month period ended December 31, 2003, our ten largest customers accounted for approximately 61% of net sales, with Sony-Ericsson and Hewlett-Packard Company accounting for 12% and 13% of net sales, respectively. No other customer accounted for more than 10% of net sales during these periods.

Gross Margin

Our gross margin is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. Typically, a new program will contribute relatively less to our gross margin in its early stages, as manufacturing volumes are low and result in inefficiencies and unabsorbed manufacturing overhead costs. As volumes increase, the contribution to gross margin often increases due to the ability to leverage improved utilization rates and overhead absorption. In addition, different programs can contribute different gross margins depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the associated products. As a result, our gross margin varies from period to period.

Gross margin for the third quarter of fiscal year 2005 increased 190 basis points to 6.4% from 4.5% in the third quarter of fiscal year 2004. The margin improvement was primarily attributed to the increased level of business associated with our higher margin areas of our business such as design and engineering services, network services, software services and printed circuit board fabrication, combined with improved fixed cost absorption resulting from increased net sales and favorable impacts from our restructuring efforts. Lower restructuring charges also contributed 60 basis points. The restructuring charges related to the consolidation and closure of various facilities, which is described in more detail below in the section entitled, “Restructuring Charges.”

Gross margin for the first nine months of fiscal year 2005 increased 440 basis points to 6.1% from 1.7% in the first nine months of fiscal year 2004. The increase was mainly attributed to the 310 basis-point decrease in restructuring charges, combined with 130 basis-point decrease in cost of sales resulting primarily from the increased level of business associated with our higher margin areas of our business and better absorption of fixed costs that stemmed from the restructuring activities and the significant increase in net sales. The restructuring charges related to the consolidation and closure of various facilities, which is described in more detail below in the section entitled, “Restructuring Charges.”

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

The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and, in some instances, lower costs, and are better utilizing our overall existing manufacturing capacity. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business. We believe we are realizing our anticipated benefits from these restructuring efforts. We continue to monitor our operational efficiency and may utilize similar measures in the future to realign our operations relative to future customer demand. As a result, we may be required to take additional charges in the future. We cannot predict the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and cash flows.

During the third quarter of fiscal year 2005, we recognized restructuring charges of approximately $30.7 million relating to the closure and consolidations of various manufacturing facilities. Restructuring charges recorded by reportable geographic regions are as follows: $0.2 million for Americas and $30.5 million for Europe. The associated involuntary employee terminations totaled 484 employees, all of which were in Europe. Approximately $24.1 million of the restructuring charges were classified as a component of cost of sales.

During the first nine months of fiscal year 2005, we recognized restructuring charges of approximately $87.7 million relating to the closure and consolidations of various manufacturing facilities. Restructuring charges recorded by reportable geographic regions are as follows: $4.4 million for Americas, $2.3 million for Asia, and $81.0 million for Europe. The associated involuntary employee terminations identified by geographic regions were 270 for Americas, 241 for Asia and 2,030 for Europe. Approximately $70.8 million of the restructuring charges were classified as a component of cost of sales.

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

Further discussion on our restructuring activities is provided in the “Notes to Condensed Consolidated Financial Statements, Note G — Restructuring Charges.”

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, for the third quarter of fiscal year 2005 amounted to $143.3 million, or 3.4% or net sales, compared to $121.6 million, or 2.9% of net sales, in the third quarter of fiscal year 2004. SG&A amounted to $423.9 million for the first nine months of fiscal year 2005, or 3.4% of the net sales, representing an increase of $77.0 million, or 20 basis-points, from $347.0 million, or 3.2% or net sales, in the first nine months of fiscal year 2004. The increases in SG&A were primarily attributable to the continuing expansion of our higher margin businesses such as design and engineering services, network services, software services and printed circuit board fabrication, which have higher SG&A expenses than contract manufacturing, combined with the continued investment in infrastructure such as sales, marketing, supply-chain management and other related corporate and administrative expenses necessary to support the continued growth of our business.

Intangibles Amortization

Intangibles amortization for the three- and nine-month periods ended December 31, 2004 amounted to $9.2 million and $26.5 million, respectively, which remained relatively unchanged, compared to $9.6 million and $26.9 million for the three- and nine-month periods ended December 31, 2003, respectively.

Other (Income) Charges, Net

During the three-month period ended December 31, 2004, we realized a foreign exchange gain of $29.3 million from the liquidation of certain international entities, offset by a loss of $6.8 million for other than temporary impairment of our investments in certain privately-held companies and $7.6 million of charges related to the resignation of Robert R.B. Dykes from his position as Chief Financial Officer. We amended certain of Mr. Dykes’ stock option agreements to provide for full acceleration of vesting of approximately 1.2 million of Mr. Dykes’ outstanding but unvested stock options and extension of the expiration date of approximately 1.5 million of stock options to five years after his employment termination date. Such options would otherwise have expired ninety days after the termination of employment. These amendments resulted in a charge of approximately $5.6 million. In addition, we made a lump-sum cash payment of approximately $2.0 million to Mr. Dykes.

Interest and Other Expense, Net

Interest and other expense, net was $27.2 million and $68.0 million for the three- and nine-month periods ended December 31, 2004, respectively, compared to $13.5 million and $60.1 million for the three- and nine-month periods ended December 31, 2003, representing increases of $13.7 million and $7.9 million when compared to the three- and nine-month periods ended December 31, 2003. These increases are driven by the November 2004 issuance of $500 million of 6.25% senior subordinated notes due in November 2014 and overall higher debt balances during the three- and nine-month periods ended December 31, 2004.

Loss on Early Extinguishment of Debt

We recognized losses on early extinguishment of debt of $8.7 million and $95.2 million during the first and second quarter of fiscal year 2004 associated with the early redemption of notes. In June 2003, we used a portion of the net proceeds from our issuance of $400.0 million of 6.5% senior subordinated notes in May 2003 to redeem all of our $150.0 million aggregate principal amount of 8.75% senior subordinated notes due October 2007. In August 2003 we repurchased $492.3 million aggregate principal amount of our 9.875% notes using a portion of the net proceeds from our issuance of $500.0 million of 1% convertible subordinated notes due in August 2010.

Provision for Income Taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.

Our consolidated effective tax rate was a benefit of 17.4% for the first nine months of fiscal year 2005 and a benefit of 10% for the same period in fiscal year 2004. The tax benefit for the nine-month period ended December 31, 2004 is primarily due to the establishment of a $25.0 million deferred tax asset during the first quarter resulting from a tax law change in Hungary that replaced a tax holiday incentive with a tax credit incentive, and a $34.1 million tax benefit that was recorded during the second quarter as a result of changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to us and our subsidiaries primarily in China, Hungary, India and Malaysia.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had cash and cash equivalents totaling approximately $1.1 billion and bank and other debts totaling $1.9 billion. We also have a revolving credit facility of $1.1 billion, which is subject to compliance with certain financial covenants, under which we had no borrowings outstanding as of December 31, 2004.

Cash provided by operating activities was $788.3 million and $539.1 million during the nine months ended December 31, 2004 and December 31, 2003, respectively. During the first nine months of fiscal year 2005, cash provided by operating activities reflects the net income of $265.6 million combined with an increase in trade payables and other current liabilities of $676.1 million, offset by an increase in inventories of $209.2 million. The increase in accounts payable and other current liabilities reflects the higher level of business in the third quarter of fiscal year 2005, compared to the fourth quarter of fiscal year 2004. During the first nine months of fiscal year 2004, cash provided by operating activities reflected increases in trade payables and other current liabilities of approximately $899.5 million, offset by increases of approximately $652.4 million in accounts receivable, inventory and other current assets.

Cash used in investing activities was $807.5 million and $319.2 million during the nine months ended December 31, 2004 and December 31, 2003, respectively. During the first nine months of fiscal year 2005, cash used by investing activities reflects (i) our payments, net of cash acquired for Hughes Software Systems (of approximately $250.2 million) and other acquisitions (of approximately $123.9 million), (ii) net capital expenditures of $228.4 million for the purchase equipment and for the continued expansion of various manufacturing facilities in certain low-cost, high volume centers, primarily in Asia, and (iii) net payments of $204.9 million for investments and notes receivable primarily due to our trade receivables securitization program. During the first nine months of fiscal year 2004, cash used by investing activities reflects net payments of $194.1 million for investments and notes receivable primarily due to our trade receivables securitization program and net capital expenditures of $95.7 million. We anticipate a modest increase in our net capital expenditures in fiscal year 2006 as we purchase certain equipment that we currently lease; thereafter, we anticipate a decline in our net capital expenditures.

Cash provided by financing activities was $515.6 million and $188.1 million during the nine months ended December 31, 2004 and December 31, 2003, respectively. During the first nine months of fiscal year 2005, cash provided by financing activities reflects (i) proceeds from the public offering of approximately 24.3 million ordinary shares, which generated approximately $299.5 million, (ii) the proceeds from the issuance of $500 million of 6.25% senior subordinated notes due in November 2014 offset by the repayment of borrowings under our revolving credit facility and other bank borrowings of $469.0 million. During the first nine months of fiscal year 2004, we issued 6.5% senior subordinated notes due May 2013, which generated net proceeds of $393.7 million, and 1% convertible subordinated notes due August 2010, which generated net proceeds of $484.7 million. In June 2003, we used $156.6 million to redeem our 8.75% senior subordinated notes due October 2007, and in August 2003, we repurchased $492.3 million aggregate principal amount of our 9.875% senior subordinated notes due July 2010. In connection with the early extinguishments of these notes, we incurred a loss of approximately $103.9 million, of which $91.6 million were cash charges paid. Additionally, proceeds from the sale of ordinary shares under our employee stock plans generated cash of approximately $31.5 million and $45.8 million for the nine months ended December 31, 2004 and December 31, 2003, respectively.

On June 29, 2004, we entered into a definitive asset purchase agreement with Nortel Networks providing for the purchase of certain Nortel Networks’ optical, wireless, wireline and enterprise manufacturing operations and optical design operations by us. The purchase of these assets will occur in stages, with the first stage completed in November 2004, and further stages scheduled for February 2005 and May 2005. We anticipate that the aggregate cash purchase price for the assets acquired will be in the range of approximately $675 million to $725 million. We completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004, which resulted in the payment of $12.8 million to Nortel Networks. On February 8, 2005, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, which resulted in the payment of $85.1 million to Nortel Networks. It is currently expected that the remaining cash payments will be made in three quarterly installments in calendar 2005. We intend to use our cash balances and revolving line of credit to fund the remaining purchase price for the assets yet to be acquired.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2004. There have been no material changes in contractual obligations since March 31, 2004 other than our obligation to pay the purchase price for the Nortel Networks operations as described above. Information regarding our other financial commitments at December 31, 2004 is provided in “Notes to Condensed Consolidated Financial Statements, Note F — Trade Receivables Sales.”

RELATED PARTY TRANSACTIONS

Since June 30, 2003, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to that time, we made loans to several of our executive officers that are still outstanding. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 1.49% to 5.85%. The remaining outstanding balance of the loans, including accrued interest, as of December 31, 2004, was approximately $4.8 million. Additionally, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of December 31, 2004 was approximately $2.4 million.

RISK FACTORS

If we do not effectively manage changes in our operations, our business may be harmed.

We have experienced significant growth in our business through a combination of internal growth and acquisitions, and we expect to make additional acquisitions in the future, including our pending acquisition of assets from Nortel Networks described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” Our global workforce has more than doubled in size since the beginning of fiscal year 2001. During that time, we have also reduced our workforce at some locations and closed certain facilities in connection with our restructuring activities. These changes have placed considerable strain on our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.

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

In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our transition to low-cost manufacturing regions has contributed to significant restructuring and other charges that have resulted from reducing our workforce and capacity at higher-cost locations. We recognized restructuring charges of approximately $87.7 million in the first nine months of fiscal year 2005 and approximately $540.3 million and $297.0 million in fiscal year 2004 and fiscal year 2003, respectively, associated with the consolidation and closure of several manufacturing facilities, and impairment of certain long-lived assets at several manufacturing facilities. We may be required to take additional charges in the future as a result of these activities. We cannot predict the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on our operating results, financial position and cash flows.

We may encounter difficulties with acquisitions, which could harm our business.

We have completed numerous acquisitions of businesses and we expect to continue to acquire additional businesses in the future. We are currently in preliminary discussions with respect to potential acquisitions and strategic customer transactions, and we have entered into definitive agreements for the acquisition of Nortel Networks’ optical, and wireless and enterprise manufacturing operations and related supply chain activities, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” We do not have any other definitive agreements to make any material acquisitions or strategic customer transactions. Any future acquisitions may require additional debt or equity financing. This could increase our leverage or be dilutive to our existing shareholders. We may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.

To integrate acquired businesses, we must implement our management information systems and operating systems and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

In addition, acquisitions involve numerous risks and challenges, including:

•	difficulties in integrating acquired businesses and operations;

•	diversion of management’s attention from the normal operation of our business;

•	potential loss of key employees and customers of the acquired companies, which is a particular concern in the acquisition of companies engaged in product and software design;

•	difficulties managing and integrating operations in geographically dispersed locations;

•	lack of experience operating in the geographic market or industry sector of the acquired business;

•	the risk of deficiencies in internal controls at acquired companies;

•	increases in our expenses and working capital requirements, which reduce our return on invested capital; and

•	exposure to unanticipated liabilities of acquired companies.

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

As a provider of electronics manufacturing services, we must provide increasingly rapid product turnaround for our customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we often experience reduced lead-times in customer orders. Customers cancel their orders, change production quantities and delay production for a number of reasons. Uncertain economic and geopolitical conditions have resulted, and may in the future result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers have harmed, and may continue to harm, our results of operations by reducing the volumes of products we manufactured for these customers and delivered in that period, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins. In addition, customers often require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and related stresses at the other.

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

We have recently begun providing ODM services, where we design and develop components and products that we then manufacture for OEM customers. We are actively pursuing ODM projects, focusing primarily on consumer related devices, such as cellular phones and related products, which requires that we make investments in research and development, technology licensing, test and tooling equipment, patent applications, facility expansion, and recruitment.

Although we enter into contracts with our ODM customers, we may design and develop components and products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these components and products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. In addition, ODM activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer for ODM services with respect to a specific component or product, these contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases. These contracts can generally be terminated by either party on short notice. There is no assurance that we will be able to generate or support ODM activity as anticipated or for an extended period of time, and these activities may not contribute to our profitability as expected, or at all. Primarily due to the initial costs of investing in the resources necessary for this business, our increased ODM activities adversely affected our profitability during fiscal years 2004 and 2005. We continue to make investments in our ODM services, which could adversely affect our profitability in future periods. Further, the products we design must satisfy safety and regulatory standards and some products must also receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these components and products to our ODM customers, which would harm our sales, profitability and reputation.

Intellectual property infringement claims against our customers or us could harm our business.

Our ODM activities include the design and manufacture of components and products that are competitive with the products of OEMs, many of whom may own intellectual property portfolios which are intended to preserve the OEM’s competitive position in the relevant market. Many of the ODM projects that we undertake involve mature technologies in markets in which there are a number of well-established competitors, such as cellular phones and digital camera technology. In addition, customers for our ODM and design services typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not these claims have merit, we could be required to expend significant resources to defense ourselves and our customers. In the event of an infringement claim, we may also be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all.

The success of our ODM activity depends on our ability to protect our intellectual property rights.

We retain certain intellectual property rights to inventions we develop in connection with our ODM activities, such as with respect to certain product platforms and components. As the level of our ODM activity increases, the extent to which we rely on intellectual property rights to preserve a competitive advantage will increase. Despite our efforts, we cannot be certain that the measures we have taken to prevent unauthorized use of our technology will be successful. If we are unable to protect our intellectual property rights, this could reduce or eliminate the competitive advantages of our proprietary technology, which would harm our business.

If our ODM products or components are subject to design defects, our business may be damaged and we may incur significant fees and costs.

A defect in an ODM design could result in product or component failures or a product liability claim. In our contracts with our ODM customers we generally provide a warranty against defects in our designs. Since we provide this warranty to our ODM customers we are exposed to an increased risk of warranty claims. If we design an ODM product or component that is found to have a design defect, we could spend a significant amount of money to resolve these design warranty claims. We may also incur considerable costs in connection with product liability claims that may arise as a result of our ODM activity. We have limited product liability insurance coverage, however it is expensive and may not be available with respect to all of our ODM services on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited was not available could have a material adverse effect on our business, results of operations and financial condition.

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

The transaction with Nortel Networks described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” is subject to a number of closing conditions, including regulatory approvals, conversion of information technology systems, and the completion of the required information and consultation process with employee representatives in Europe. Some of the processes involved in converting information technology systems (including the integration of related systems and internal controls) are complex and time consuming, and may present unanticipated difficulties. As a result, we expect that this transaction will not be completed until May 2005. Further delays may arise if the conversion of information technology systems requires more time than presently anticipated. In addition, completion of required information and consultation process with employee representatives in Europe may result in additional delays and in difficulties in retaining employees.

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

As a result of the new strategic relationship, we expect that Nortel Networks will become our largest single customer, and will represent over ten percent of our net sales. The manufacturing relationship with Nortel Networks is not exclusive, and they are entitled to use other suppliers for a portion of their requirements of these products. Although Nortel Networks has agreed to use Flextronics to manufacture a majority of its requirements for these existing products, so long as Flextronics’ services are competitive, our services may not remain competitive, and there can be no assurance that we will continue to manufacture a majority of Nortel Networks requirements of these products. In addition, sales of these products depend on a number of factors, including global economic conditions, competition, new technologies that could render these products obsolete, the level of sales and marketing resources devoted by Nortel Networks with respect to these products, and the success of these sales and marketing activities. If demand for these products should decline, we would experience reduced sales and gross margins from these products.

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

We completed the closing of the acquisition of Nortel Networks’ optical design operations in November 2004, and as a result we employ approximately 150 of Nortel Networks’ optical design employees. In addition, on February 8, 2005, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec. We may fail to retain and motivate these employees or to successfully integrate them into our other design operations.

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

Over the past several years, we have completed numerous strategic transactions with OEM customers, including, among others, Xerox, Alcatel, Casio and Ericsson, and we have entered into a definitive agreement with Nortel Networks as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

•	we may need to pay a purchase price to the divesting OEMs that exceeds the value we may realize from the future business of the OEM;

•	the integration of the acquired assets and facilities into our business may be time-consuming and costly;

•	we, rather than the divesting OEM, may bear the risk of excess capacity at the facility;

•	we may not achieve anticipated cost reductions and efficiencies at the facility;

•	we may be unable to meet the expectations of the OEM as to volume, product quality, timeliness and cost reductions; and

•	if demand for the OEMs’ products declines, the OEM may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs.

As a result of these and other risks, we have been, and in the future may be, unable to achieve anticipated levels of profitability under these arrangements. In addition, these strategic arrangements have not, and in the future may not, result in any material revenues or contribute positively to our earnings.

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

Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers during the nine-month period ended December 31, 2004 accounted for approximately 63% of our total net sales, with Sony-Ericsson and Hewlett-Packard Company accounting for 14% and 10% of our net sales, respectively. In the nine-month period ended December 31, 2003, our ten largest customers accounted for approximately 61% of net sales, with Sony-Ericsson and Hewlett-Packard Company accounting for 12% and 13% of net sales, respectively. No other customer accounted for more than 10% of net sales during these periods.

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

Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. These tax incentives expire over various periods from 2004 to 2010 and are subject to certain conditions with which we expect to comply. We have obtained tax holidays or other incentives where available, primarily in China, Malaysia, Hungary and India. In China, Malaysia and Hungary, we generated an aggregate of approximately $8.4 billion of our total revenues for the fiscal year ended March 31, 2004, and we have significantly increased our presence in India during fiscal year 2005. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions of businesses may cause our effective tax rate to increase.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including hazardous substance product content and regulations governing the use, storage, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. We are exposed to liabilities related to hazardous substance content regulations as some customers are requiring that we take responsibility for the risk of non-compliance for the components that we procure for those customers’ products. To address this risk, we require that component suppliers comply with relevant hazardous substance product content regulations and we engage in other standard mitigating activities. However, these efforts may be unsuccessful and we may incur significant liabilities and be required to expend substantial amounts of money on behalf of our customers to enforce or otherwise satisfy the obligations of the component suppliers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes during the nine months ended December 31, 2004 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

We have a portfolio of fixed and variable rate debt, primarily consisting of fixed rate debt obligations. Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates from those as of December 31, 2004 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. Based on our overall currency rate exposures, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from the rate as of December 31, 2004 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Under the direct supervision of senior management, the Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act of 2002 that will be effective for our fiscal year ending March 31, 2005. Our effort includes identification and documentation of internal controls in our key business processes, as well as formalization of the Company’s overall control environment. We are currently in the process of evaluating and testing these controls. As a result of this process, enhancements to the Company’s internal controls over financial reporting have been or are being implemented. Management regularly discusses the results of our testing and proposed improvements to our control environment with the audit committee of our board of directors. To date, we have not identified any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. However, since our evaluation is not yet complete, we can provide no assurance as to our or our independent auditor’s conclusions as of March 31, 2005 with respect to the design and effectiveness of the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 23, 2004, the Registrant issued 2,559,801 ordinary shares in consideration for the acquisition by merger of all of the outstanding shares of a privately-held company that provides CMOS optical imaging sensors primarily for the printer and imaging industry pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In connection with the acquisition, the Registrant also agreed to issue (i) up to 73,330 additional shares on or prior to February 21, 2005; (ii) ordinary shares having an aggregate value of approximately $32.5 million (subject to downward adjustment) on or prior to March 12, 2006; and (iii) up to 293,318 ordinary shares on or prior to June 23, 2006 (subject to downward adjustment).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.01	The Amending Agreement dated November 1, 2004, among Flextronics Telecom Systems, Ltd., Flextronics International Ltd., and Nortel Networks Limited, amending certain provisions of the Asset Purchase Agreement dated as of June 29, 2004 among these parties. *

10.02	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.**

10.03	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.**

23.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

* Incorporated by reference to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2004.

** Incorporated by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004.

*** As contemplated by SEC Release No. 33-8238, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Exchange Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
Date: February 8, 2005	/s/ Michael E. Marks
Michael E. Marks
Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2005	/s/ Thomas J. Smach
Thomas J. Smach
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01	The Amending Agreement dated November 1, 2004, among Flextronics Telecom Systems, Ltd., Flextronics International Ltd., and Nortel Networks Limited, amending certain provisions of the Asset Purchase Agreement dated as of June 29, 2004 among these parties. *

10.02	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.**

10.03	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.**

23.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

* Incorporated by reference to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2004.

** Incorporated by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2004.

*** As contemplated by SEC Release No. 33-8238, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Flextronics International Ltd. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.