Form 10-K
period 2005-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 2005-06-14
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-23354
FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Marina Boulevard, #28-00 Singapore (Address of registrant’s principal executive offices)	018989 (Zip Code)
Registrant’s telephone number, including area code
(65) 6890 7188
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:
Ordinary Shares, S$0.01 Par Value
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of September 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 559,407,967 shares of the Registrant’s ordinary shares outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on September 30, 2004) was approximately $7.4 billion.
      As of May 31, 2005, there were 569,337,884 shares of the Registrant’s ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive proxy statement, to be delivered to shareholders in connection with the Registrant’s 2005 Annual General Meeting of Shareholders, are incorporated by reference into Part III of this Report on Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS
      Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.
      Except for historical information contained herein, certain matters discussed in this annual report on Form 10-K are, or may be deemed as, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in Item 1, “Business — Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.	BUSINESS
OVERVIEW
      We are a leading provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) in the following industries:

•	handheld devices, with products such as cellular phones and personal digital assistants;

•	computer and office automation, with products such as copiers, scanners, graphics cards, desktop and notebook computers, and peripheral devices such as printers and projectors;

•	communications infrastructure, with products such as equipment for optical networks, wireless base stations, access/edge routers and switches, and broadband access equipment;

•	consumer devices, with products such as set-top boxes, home entertainment equipment, cameras and home appliances;

•	information technology infrastructure, with products such as servers, workstations, storage systems, mainframes, hubs and routers; and

•	a variety of other industries, including the industrial, automotive and medical industries.
      We are one of the world’s largest EMS providers, with revenues of $15.9 billion in fiscal year 2005. As of March 31, 2005, our total manufacturing capacity was approximately 12.8 million square feet in over 30 countries across five continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, Europe and the Americas) in order to serve the growing outsourcing needs of both multinational and regional OEMs. In fiscal year 2005, our net sales in the Americas, Europe, and Asia represented 17%, 35% and 48% of our total net sales, respectively.
      We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our OEM customers. Our OEM customers leverage our services to meet their product requirements throughout their products’ entire product life cycle. The following is a summary list of our vertically-integrated service offerings, which are described in greater detail in the “Service Offerings” section below:

•	Design Services;

•	Printed Circuit Board and Flexible Circuit Fabrication;

•	Systems Assembly and Manufacturing;

•	Logistics; and

•	After-Market Services.
      We believe that the combination of our extensive design and engineering services, global presence, vertically integrated end-to-end services, advanced supply chain management and operational track record provide us with a competitive advantage in the market for designing and manufacturing electronic products for leading multinational OEMs. Through these services and facilities, we simplify the global product development process and provide meaningful time and cost savings for our OEM customers.
      Our customers include industry leaders such as: Alcatel SA; Casio Computer Co., Ltd.; Dell Computer Corporation; Ericsson Telecom AB; Hewlett-Packard Company; Microsoft Corporation; Motorola, Inc.; Nortel Networks Limited; Siemens AG; Sony-Ericsson; Telia Companies; and Xerox Corporation.
INDUSTRY OVERVIEW
      Due to the intensely competitive nature of the electronics industry, ever increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs, and shorter product lifecycles, the demand for advanced manufacturing capabilities and related services has grown rapidly. The result has been an increase in the number of OEMs that utilize EMS providers as part of their business and manufacturing strategies. This allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, enabling OEMs to concentrate on product research and development, marketing and sales. We believe that OEMs realize the following benefits through their strategic relationships with EMS providers:

•	Reducing production costs;

•	Accelerating time-to-market and time-to-volume production;

•	Reducing capital investment requirements and fixed costs;

•	Improving inventory management and purchasing power;

•	Accessing worldwide design, engineering, manufacturing, and logistics capabilities; and

•	Focusing on core branding and R&D initiatives.
      We believe that the EMS industry will continue to grow, driven largely by the need of OEMs to respond to rapidly changing markets and technologies and to reduce product costs. Additionally, we believe that there are significant growth opportunities for EMS providers to win additional business from OEMs in certain markets or industry segments that have yet to substantially utilize EMS providers, such as the Japanese market and the industrial, medical and automotive industry segments.
SERVICE OFFERINGS
      We offer a broad range of vertically integrated services to provide our customers with a total design, manufacturing and logistics solution that takes a product from its initial design through volume production, test, distribution and into post-sales service and support. Our integrated services allow us to design, build and ship a complete packaged product for our OEM customers. These services include:
      Design Services. We offer a comprehensive range of value-added design services for our customers that range from contract design services (CDS), where the customer purchases services on a time and materials basis, to original product design and manufacturing services, where the customer purchases a product that we design, develop and manufacture and that we customize to provide our OEM customer with a unique “look and feel” (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by our OEM customers under the OEM’s brand name.
      Our design services are provided by our global team of over 6,000 design engineers and include:

•	User Interface and Industrial Design: We design and develop innovative, stylish and cost-effective products that address the needs of the user and the market. Our front-end creative capabilities offer our OEM customers assistance with the product creation process. These services include preliminary product exploration, market research, 2-D sketch level drawings, 3-D mock-ups and proofs of concept, interaction and interface models, detailed hard models and product packaging.

•	Mechanical Engineering and Tooling Design: We offer detailed product and enclosure design for static and dynamic solutions in both plastic and metal for low- to high-volume applications. Additionally, we provide design and development services for prototype and production tooling equipment used in manufacturing.

•	Electronic System Design: We provide complete electrical design for products ranging in size from small handheld consumer devices to large high-speed, carrier-grade, telecommunications equipment, which includes embedded system and DSP design, high speed digital interfaces, analog circuit design, power management solutions, wired and wireless communication protocols, display and storage solutions, imaging and audio/video applications, and RF system and antenna design.

•	PCB Design: We provide complete PCB design services, incorporating high layer counts, advanced materials, component miniaturization technologies, and signal integrity.

•	Software Development: We design and develop software and applications for product and systems design, test, maintenance and end-user interface, as well as product applications such as device drivers, embedded applications, communications protocols, DSP algorithms and web applications. Our Flextronics Software Systems business provides software outsourcing services, software products, and system-level software solutions to OEMs, telephone service providers, and system integrators.

•	Components Solutions: We drive manufacturing efficiencies and cost reductions in the design process by leveraging our proprietary components solutions for our OEM customers in the mobile communications industry. These vertically integrated resources enable us to cost-effectively design and manufacture critical system components. Our components product offerings include camera module and antenna solutions.

•	Semiconductor Design: We design and deliver digital, analog and mixed-signal integrated circuits with resources that include high complexity application specific integrated circuit (ASIC), design capabilities, gate arrays, imaging devices, standard cell and custom architectures, field programmable gate array design services and advanced packaging technologies.
      Printed Circuit Board and Flexible Circuit Fabrication. Printed circuit boards are platforms composed of laminated materials that provide the interconnection for integrated circuits and other electronic components. Semiconductor designs are currently so complex that they often require printed circuit boards with multiple layers of narrow, densely spaced wiring or flexible circuits. The manufacture of these complex multilayer interconnect and flexible circuit products often requires the use of sophisticated circuit interconnections between layers, referred to as vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds. We are an industry leader in high-density, multilayer and flexible printed circuit board manufacturing. We manufacture printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume, production basis. Our quick-turn prototype service allows us to provide small test quantities to customers’ product development groups in as little as 24 hours. Our range of services enables us to respond to our customers’ demands for an accelerated transition from prototype to volume production. We have printed circuit board and flexible circuit fabrication service capabilities on four continents, including North America, South America, Europe and Asia.

      Systems Assembly and Manufacturing. Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We often assemble electronics products with our proprietary printed circuit boards and custom electronic enclosures. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of advanced manufacturing solutions. By way of example, we have extensive experience in the manufacture of highly-complex, wireless communications products employing radio frequency technology.
      We offer a comprehensive set of custom electronic enclosures and related products and services worldwide. Our services include designing, manufacturing and integrating electronics packaging systems, including custom enclosure systems, power and thermal subsystems, interconnect subsystems, cabling and cases. In addition to standard sheet metal and plastic fabrication services, we assist in the design of electronic packaging systems that protect sensitive electronics and enhance functionality. Our enclosure design services focus on functionality, manufacturability and testing. These services are integrated with our other assembly and manufacturing services to provide our customers with overall improved supply chain management.
      We also offer computer-aided testing services for assembled printed circuit boards, systems and subsystems. These services significantly improve our ability to deliver high-quality products on a consistent basis. Our test services include management defect analysis, in-circuit testing and functional testing. In addition, we also provide environmental stress tests of board and system assemblies.
      Our manufacturing and assembly operations capitalize on our materials inventory management expertise and volume procurement capabilities. As a result, we believe that we are able to achieve highly competitive cost reductions and reduce total manufacturing cycle time for our OEM customers. Materials procurement and management consist of the planning, purchasing, expediting and warehousing of components and materials used in the manufacturing process. In addition, our strategy includes having third-party suppliers of custom components located in our industrial parks to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use a sophisticated automated manufacturing resources planning system and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility of material availability and tracking of work in process. We utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts and deliver purchase orders and assists suppliers with satisfying just-in-time delivery and supplier-managed inventory requirements.
      We offer customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with our customers’ inventory requirements. Increasingly, we ship products directly into customers’ distribution channels or directly to the end-user. We believe that this service provides our customers with a comprehensive solution that allows them to be more responsive to market demands.
      Logistics. We provide global logistics services and turnkey supply chain solutions to our customers. Our worldwide logistics services include freight forwarding, warehousing/inventory management and outbound/e-commerce solutions through our global supply chain network. We leverage new technologies such as XML links to factories, extranet-based management, vendor managed inventory and build-to-order programs, to simultaneously connect suppliers, manufacturing operations and OEM customers. In addition, our SimFlex simulation software tool allows our customers to simulate, analyze and evaluate complex supply chain scenarios, critical operating characteristics and performance metrics, and supply chain trade-offs to ensure supply chain excellence. By joining these logistics solutions with worldwide manufacturing operations and total supply chain management capabilities in a tightly integrated process, we believe we enable our OEM customers to significantly reduce their product costs and react quickly to constantly changing market demand on a worldwide basis.

      After-Market Services. We provide a range of after-market services, including product repair, re-manufacturing and maintenance at repair depots, logistics and parts management, returns processing, warehousing, and engineering change management. These services are provided through a global network of operations, hubs and centers. We support our customers by providing software updates and design modifications that may be necessary to reduce costs or design-in alternative components due to component obsolescence or unavailability. Manufacturing support involves test engineering support and manufacturability enhancements. We also assist with failure product analysis, warranty and repair, and field service engineering activities.
      Additionally, through Flextronics Network Services, we offer network and communications installation and maintenance services to OEMs in the data and telecommunications industries. Our services include project planning, documentation, engineering, production, installation and commissioning of equipment. We have expertise in the installation of fixed and mobile telecommunications systems, exchanges, corporate networks and peripheral equipment.
COMPETITIVE STRENGTHS
      Over the past several years, we have enhanced our business through the development and broadening of our various product and service offerings. We believe that the following capabilities differentiate us from our competitors and enable us to better serve our customers:
      Extensive Design and Engineering Capabilities. We have an industry leading global design service offering with more than 6,000 product design engineers providing global design services, products and solutions to satisfy a wide array of customer requirements. Our capabilities enable us to provide complete design solutions to our customers, including components and software development, and test and engineering services. We combine our design and manufacturing services to design, develop and manufacture components (such as camera modules) and complete products (such as cellular phones), which are then sold by our OEM customers under the OEMs’ brand names. This full product design service offering is referred to as original design manufacturing (ODM).
      Global Presence. We have established an extensive network of design, manufacturing and logistics facilities in the world’s major electronics markets (Asia, Europe and the Americas) to serve the growing outsourcing needs of both multinational and regional OEMs. Our extensive global network of manufacturing facilities in over 30 countries gives us the flexibility to transition customer projects to any of our locations based on customer requirements.
      Vertically Integrated End-to-End Solutions. We offer a comprehensive range of worldwide supply chain services that simplify the global product development process and provide meaningful time and cost savings to our OEM customers. Our vertically integrated end-to-end services enable us to design, build and ship a complete packaged product. We also provide after-market services such as repair and warranty services. We believe that our capabilities also help our customers improve product quality, manufacturability, performance, and reduce costs. As part of our service offerings, we provide complete supply chain analyses on existing manufacturing strategies and recommend an optimal supply chain solution to our customers utilizing our global service footprint.
      Low-Cost Manufacturing Services. In order to provide customers with the lowest manufacturing costs, we have invested in manufacturing facilities in low-cost regions of the world. As of March 31, 2005, more than 70% of our manufacturing capacity was located in low-cost locations, such as Mexico, Brazil, Poland, Hungary, China, Malaysia and other parts of Asia. We believe we are the global industry leader in low-cost production capabilities. A number of our OEM customers have relocated their production to these locations, where our role in the local supply chain helps to reduce their total product costs.
      As part of our low-cost manufacturing strategy, we have also established fully integrated, high-volume industrial parks in Brazil, China, Hungary, Mexico and Poland. These campuses provide total supply chain management by co-locating our manufacturing and logistics operations with our suppliers at a single low-cost location. We believe that this strategy increases our customers’ flexibility and reduces distribution barriers, turnaround times, and overall transportation and product costs.
      Advanced Supply Chain Management. We believe that we are a leader in global procurement, purchasing more than $14.0 billion of components in our fiscal year ended March 31, 2005. As a result, we are able to leverage our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers.
      Long-Standing Customer Relationships. We believe that a cornerstone to our success, and a fundamental requirement for our sustained growth and profitability, is our long-standing customer relationships. We believe that our ability to maintain and grow long-standing customer relationships is due to our development of a broad range of vertically-integrated service offerings, and our commitment to delivering consistent high-quality services. To achieve our quality goals, we monitor our performance using a number of quality improvement and measurement techniques.
STRATEGY
      Our strategy is to further enhance our vertically-integrated end-to-end services through the following:
      Expand Our Design and Engineering Capabilities. We have expanded our design and engineering resources as part of our strategy to offer services that help our OEM customers achieve time and cost savings for their products. We intend to continue to expand our design and engineering capabilities by increasing our research and development capabilities, expanding our established internal design and engineering resources, and by developing, licensing and acquiring technologies.
      Capitalize on Our Industrial Park Concept. Our industrial parks are self-contained campuses where we co-locate our manufacturing and logistics operations with certain of our strategic suppliers in low-cost regions around the world. These industrial parks allow us to minimize logistics costs throughout the supply chain and reduce manufacturing cycle time by reducing distribution barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. Each park incorporates the manufacture of printed circuit boards, components, cables, plastics and metal parts needed for product assembly. We have strategically established large industrial parks in Brazil, China, Hungary, Mexico and Poland. We intend to continue to capitalize on these industrial parks as part of our strategy to offer our customers highly-competitive cost reductions and flexible, just-in-time delivery programs.
      Streamline Business Processes Through Information Technologies. We use a sophisticated automated manufacturing resources planning system and enhanced electronic data interchange capabilities to ensure inventory control and optimization. We streamline business processes by using these information technology tools to improve order placement, tracking and fulfillment. We are also able to provide our customers with online access to product design and manufacturing process information. We intend to continue to drive our strategy of streamlining business processes through the use of information technologies so that we can continue to offer our customers a comprehensive solution to improve their communications and relationships across their supply chain and be more responsive to market demands.
      Pursue Strategic Opportunities. We have actively pursued acquisitions of manufacturing facilities, design and engineering resources and technologies in order to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. We will continue to selectively pursue strategic opportunities that we believe will further our business objectives and enhance shareholder value.
      Focus on Core Activities. As part of our strategy, we continuously evaluate the strategic and financial contributions of each of our operations and focus our primary growth objectives on our core EMS vertically-integrated business activities. We also assess opportunities to maximize shareholder value with respect to our non-core activities through divestitures, initial public offerings, spin-offs and other strategic transactions. Consistent with this strategy, we entered into an agreement in principle to merge our Flextronics Network Services business with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. Under the terms of the proposed merger, we would receive an undisclosed cash payment plus additional contingent payments along with ownership of 30% of the merged company.
CUSTOMERS
      Our customers include many of the world’s leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2005, our ten largest customers accounted for approximately 62% of net sales. Our largest customers during fiscal year 2005 were Sony-Ericsson and Hewlett-Packard, accounting for approximately 14% and 10% of net sales, respectively. No other customer accounted for more than 10% of net sales in fiscal year 2005.
      The following table lists in alphabetical order a representative sample of our largest customers in fiscal year 2005 and the products of those customers for which we provide EMS services:

Customer	End Products

Alcatel SA	Cellular phones, accessories and telecommunications infrastructure
Casio Computer Co., Ltd.	Consumer electronics products
Dell Computer Corporation	Desktop personal computers and servers
Ericsson Telecom AB	Business telecommunications systems and GSM infrastructure
Hewlett-Packard Company	Inkjet printers and storage devices
Microsoft Corporation	Computer peripherals and consumer electronics gaming products
Motorola, Inc.	Cellular phones and telecommunications infrastructure
Nortel Networks Limited	Optical, wireless and enterprise telecommunications infrastructure
Siemens AG	Cellular phones and telecommunications infrastructure
Sony-Ericsson	Cellular phones
Telia Companies	Network and communications design, installation and maintenance
Xerox Corporation	Office equipment and components
SALES AND MARKETING
      We achieve worldwide sales coverage through a direct sales force, which focuses on generating new accounts, and through program managers, who are responsible for managing relationships with existing customers and making follow-on sales.
BACKLOG
      Although we obtain firm purchase orders from our customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. In addition, OEM customers may reschedule or cancel firm orders. Therefore, we do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales.
COMPETITION
      The EMS industry is extremely competitive and includes many companies, several of which have achieved substantial market share. We compete against numerous domestic and foreign EMS providers, as well as our current and prospective customers, who evaluate our capabilities in light of their own. We also face competition from Taiwanese ODM suppliers, which have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, and which manufacture consumer products and provide other technology manufacturing services.
      We compete with different companies depending on the type of service we are providing or the geographic area in which an activity is taking place. We believe that the principal competitive factors in the segments of the EMS industry in which we operate are: quality and range of services; design and technological capabilities; cost; location of facilities; and responsiveness and flexibility.
SOCIAL RESPONSIBILITY
      Our corporate social responsibility practices are broad in scope, and include a focus on disaster relief, medical aid, education, environmental protection, health and safety and the support of communities around the world. We intend to continue to invest in global communities through grant-making, financial contributions, volunteer work, support programs and donating resources.
      Our commitment to social responsibility also includes our mission to positively contribute to global communities and the environment by adhering to the highest ethical standards of practice with our customers, suppliers, partners, employees, communities and investors as well as with respect to our corporate governance policies and procedures, and by providing a safe and quality work environment for our employees.
EMPLOYEES
      As of March 31, 2005, our global workforce totaled approximately 92,000 employees. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.
      Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel. Although we are not aware that any of our key personnel currently intend to terminate their employment, we cannot guarantee their future services.
ENVIRONMENTAL REGULATION
      Our operations are subject to a number of regulatory requirements relating to the use, storage, discharge, and disposal of hazardous chemicals used during the manufacturing processes. We believe that our operations are currently in compliance in all material respects with applicable regulations and we do not believe that costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results, or competitive position. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third party sites. In the past, we have engaged an environmental consulting firm to assist us in the evaluation of environmental liabilities of our ongoing operations, historical disposal activities and closed sites in order to establish appropriate accruals in our financial statements. We determined the amount of our accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. While no material exposures have been identified to date that we are aware of, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.
      We are also required to comply with certain hazardous substance content regulations (such as the European Union’s Directive 2002/95/ EC about RoHS). Some of our customers require that we take responsibility for the risk of non-compliance for both the components that we procure and our own products that we supply for those customers’ products. To address this risk, we require that component suppliers comply with relevant hazardous substance product content regulations and we engage in other standard mitigating activities. If we or our suppliers do not comply with these regulations, we could incur significant costs and/or penalties relating to noncompliance.
INTELLECTUAL PROPERTY
      We own or have licensed various United States and foreign patents related to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world.
      Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, we cannot assure you that third parties will not make infringement claims against us in the future. In addition, we are increasingly providing design and engineering to our customers and designing and making our own products. As a consequence of these activities, we are required to address and allocate the ownership and responsibility for intellectual property in our customer relationships to a greater extent than in our manufacturing and assembly businesses. If a third party were to make an assertion regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights may not be available to us on commercially acceptable terms, if at all, or any such litigation may not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We may also be required to incur substantial costs to redesign a product or re-perform design services.
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
      We derive our revenues from the following industries:

•	handheld devices, with products such as cellular phones and personal digital assistants;

•	computer and office automation, with products such as copiers, scanners, graphics cards, desktop and notebook computers, and peripheral devices such as printers and projectors;

•	communications infrastructure, with products such as equipment for optical networks, wireless base stations, access/edge routers and switches, and broadband access equipment;

•	consumer devices, with products such as set-top boxes, home entertainment equipment, cameras and home appliances;

•	information technology infrastructure, with products such as servers, workstations, storage systems, mainframes, hubs and routers; and

•	a variety of other industries, including the industrial, automotive and medical industries.

      Factors affecting any of these industries in general, or our customers in particular, could seriously harm us. These factors include:

•	rapid changes in technology, evolving industry standards and requirements for continuous improvement in products and services, result in short product life cycles;

•	demand for our customers’ products may be seasonal;

•	our customers may fail to successfully market their products, and our customers’ products may fail to gain widespread commercial acceptance; and

•	there may be recessionary periods in our customers’ markets.

Our customers may cancel their orders, change production quantities or locations, or delay production.
      As a provider of electronics manufacturing services, we must provide increasingly rapid product turnaround time for our customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we often experience reduced lead-times in customer orders. Customers cancel their orders, change production quantities and delay production for a number of reasons. Uncertain economic and geopolitical conditions have resulted, and may continue to result, in some of our customers delaying the delivery of some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers have harmed, and may continue to harm, our results of operations by reducing the volumes of products we manufacture and deliver for these customers, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and by lowering our asset utilization resulting in lower gross margins. In addition, customers often require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and related stresses at the other.
      In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the rapid changes in demand for their products reduces our ability to accurately estimate the future requirements of those customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity.
      On occasion, customers require rapid increases in production, which stress our resources and reduce our margins. Although we have increased our manufacturing capacity, and plan further increases, we may not have sufficient capacity at any given time to meet our customers’ demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand harms our gross profit and operating income.

Our operating results vary significantly from period to period.
      We experience significant fluctuations in our results of operations. Some of the principal factors that contribute to the fluctuations in our annual and quarterly operating results are:

•	adverse changes in general economic conditions;

•	changes in demand for our services;

•	our effectiveness in managing manufacturing processes and costs in order to decrease manufacturing expenses;

•	the mix of the types of manufacturing services we provide, as high-volume and low-complexity manufacturing services typically have lower gross margins than lower volume and more complex services;

•	changes in the cost and availability of labor and components, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules;

•	the degree to which we are able to utilize our available manufacturing capacity;

•	our ability to manage the timing of our component purchases so that components are available when needed for production, while avoiding the risks of purchasing inventory in excess of immediate production needs;

•	local conditions and events that may affect our production volumes, such as labor conditions, political instability and local holidays; and

•	changes in demand in our customers’ end markets.
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
      We have completed numerous acquisitions of businesses and we expect to continue to acquire additional businesses in the future. We are currently in preliminary discussions with respect to potential acquisitions and strategic customer transactions, and we are in the process of completing the acquisition of Nortel’s optical, and wireless and enterprise manufacturing operations and related supply chain activities, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” We do not have any other definitive agreements to make any material acquisitions or strategic customer transactions. Any future acquisitions may require additional debt or equity financing. This could increase our leverage or be dilutive to our existing shareholders. We may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.
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

Our new strategic relationship with Nortel involves a number of risks, and we may not succeed in realizing the anticipated benefits of this relationship.
      The transaction with Nortel described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” is subject to a number of closing conditions, including regulatory approvals, conversion of information technology systems, and the completion of the required information and consultation process with employee representatives in Europe. Some of the processes involved in converting information technology systems (including the integration of related systems and internal controls) are complex and time consuming, and may present unanticipated difficulties. As a result, we currently expect that this transaction will not be completed before the March 2006 quarter. Further delays may arise if the conversion of information technology systems requires more time than presently anticipated. In addition, completion of the required information and consultation process with employee representatives in Europe may result in additional delays and in difficulties in retaining employees.
      After closing, the success of this transaction will depend on our ability to successfully integrate the acquired operations with our existing operations. This will involve integrating Nortel’s operations into our existing procurement activities, and assimilating and managing existing personnel. In addition, this transaction will increase our expenses and working capital requirements, and place burdens on our management resources. In the event we are unsuccessful in integrating the acquired operations, we would not achieve the anticipated benefits of this transaction, and our results of operations would be adversely affected.
      As a result of the new strategic relationship, we expect that Nortel will become our largest single customer, and will represent over 10% of our net sales. The manufacturing relationship with Nortel is not exclusive, and they are entitled to use other suppliers for a portion of their requirements of these products. Although Nortel has agreed to use us to manufacture a majority of its requirements for these existing products, for so long as our services are competitive, our services may not remain competitive, and there can be no assurance that we will continue to manufacture a majority of Nortel’s requirements for these products. In addition, sales of these products depend on a number of factors, including global economic conditions, competition, new technologies that could render these products obsolete, the level of sales and marketing resources devoted by Nortel with respect to these products, and the success of these sales and marketing activities. If demand for these products should decline, we would experience reduced sales and gross margins from these products.
      We have agreed to cost reduction targets and price limitations and to certain manufacturing quality requirements. We may not be able to reduce costs over time as required, and Nortel would be entitled to certain reductions in their product prices, which would adversely affect our margins from this program. In addition, we may encounter difficulties in meeting Nortel’s expectations as to product quality and timeliness. If Nortel’s requirements exceed the volume we anticipate, we may be unable to meet these requirements on a timely basis. Our inability to meet Nortel’s volume, quality, timeliness and cost requirements could have a material adverse effect on our results of operations. Additionally, Nortel may not purchase a sufficient quantity of products from us to meet our expectations and we may not utilize a sufficient portion of the acquired capacity to achieve profitable operations, which could have a material adverse effect on our results of operations.
      We completed the closing of the acquisition of Nortel’s optical design operations in November 2004, and as a result we employ approximately 150 of Nortel’s former optical design employees. In addition, in February 2005, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, Canada. We may fail to retain and motivate these employees or to successfully integrate them into our operations.
      Although we expect that our gross margin and operating margin on sales to Nortel will initially be less than that generally realized by the Company in fiscal 2005, we also expect that we will be able to increase these gross margins over time through cost reductions and by internally sourcing our vertically integrated supply chain solutions, which include the fabrication and assembly of printed circuit boards and enclosures, as well as logistics and repair services. Additionally, the impact of lower gross margins may be partially offset by the effect of anticipated lower selling, general and administrative expenses, as a percentage of net sales. There can be no assurance that we will realize lower expenses or increased operating efficiencies as anticipated.

Our strategic relationships with major customers create risks.
      Over the past several years, we have completed numerous strategic transactions with OEM customers, including, among others, Alcatel, Casio, Ericsson and Xerox, and we are currently in the process of completing a strategic transaction with Nortel. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

•	we may need to pay a purchase price to the divesting OEMs that exceeds the value we may realize from the future business of the OEM;

•	the integration of the acquired assets and facilities into our business may be time-consuming and costly;

•	we, rather than the divesting OEM, bear the risk of excess capacity at the facility;

•	we may not achieve anticipated cost reductions and efficiencies at the facility;

•	we may be unable to meet the expectations of the OEM as to volume, product quality, timeliness and cost reductions;

•	our supply agreements with the OEMs generally do not require any minimum volumes of purchase by the OEMs, and the actual volume of purchases may be less than anticipated; and

•	if demand for the OEMs’ products declines, the OEM may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs.
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
      We have experienced growth in our business through a combination of internal growth and acquisitions, and we expect to make additional acquisitions in the future, including our pending completion of the acquisition of assets from Nortel described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” Our global workforce has more than doubled in size since the beginning of fiscal year 2001. During that time, we have also reduced our workforce at some locations and closed certain facilities in connection with our restructuring activities. These changes have placed considerable strain on our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.
      We plan to continue to transition manufacturing to lower cost locations and we may be required to take additional restructuring charges in the future as a result of these activities. We also intend to increase our manufacturing capacity in our low-cost regions by expanding our facilities and adding new equipment. Acquisitions and expansions involve significant risks, including, but not limited to, the following:

•	we may not be able to attract and retain the management personnel and skilled employees necessary to support newly-acquired or expanded operations;

•	we may not efficiently and effectively integrate new operations and information systems, expand our existing operations and manage geographically dispersed operations;

•	we may incur cost overruns;

•	we may incur charges related to our expansion activities;

•	we may encounter construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems that could harm our growth and our ability to meet customers’ delivery schedules; and

•	we may not be able to obtain funds for acquisitions and expansions on attractive terms, and we may not be able to obtain loans or operating leases with attractive terms.
      In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our transition to low-cost manufacturing regions has contributed to significant restructuring and other charges that have resulted from reducing our workforce and capacity at higher-cost locations. We recognized restructuring charges of approximately $95.4 million, $540.3 million and $297.0 million in fiscal years 2005, 2004 and 2003, respectively, associated with the consolidation and closure of several manufacturing facilities, and related impairment of certain long-lived assets. We expect to recognize approximately $100 million of restructuring charges in fiscal 2006 and we may be required to take additional charges in the future as a result of these activities. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and cash flows.

Our increased design services offering may reduce our profitability.
      As part of our strategy to enhance our vertically-integrated end-to-end service offerings, we are actively pursuing the expansion of our design and engineering capabilities, which requires that we make investments in research and development, technology licensing, test and tooling equipment, patent applications, facility expansion, and recruitment.
      Although we enter into contracts with our design services customers, we may design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Certain of the products we design and develop must satisfy safety and regulatory standards and some must receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our sales, profitability and reputation. In addition, design activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to a product, these contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases. These contracts can generally be terminated by either party on short notice. Due to the increased risks associated with our design services offerings, we may not be able to achieve a high enough level of sales for this business to be profitable. Due to the initial costs of investing in the resources necessary to expand our design and engineering capabilities, and in particular to support our ODM services offerings, our profitability during fiscal years 2005 and 2004 was adversely affected. We continue to make investments in these capabilities, which could adversely affect our profitability during fiscal year 2006 and beyond.

Intellectual property infringement claims against our customers or us could harm our business.
      Our design services involve the creation and use of intellectual property rights, which subject us to the risk of claims of intellectual property infringement from third parties, as well as claims arising from the allocation of intellectual property rights among us and our design services customers. In addition, customers for our ODM and components design services typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all.

The success of certain of our design activities depends on our ability to protect our intellectual property rights.
      We retain certain intellectual property rights to certain technologies that we develop as part of our engineering and design activities. As the level of our engineering and design activities is increasing, the extent to which we rely on rights to intellectual property incorporated into products is increasing. Despite our efforts, we cannot be certain that the measures we have taken to prevent unauthorized use of our technology will be successful. If we are unable to protect our intellectual property rights, this could reduce or eliminate the competitive advantages of our proprietary technology, which would harm our business.

If our ODM products or components are subject to design defects, our business may be damaged and we may incur significant fees and costs.
      A defect in a design could result in product or component failures or a product liability claim. In our contracts with our ODM products or components customers we generally provide a warranty against defects in our designs. Since we provide this warranty to these customers we are exposed to an increased risk of warranty claims. If we design a product or component that is found to have a design defect, we could spend a significant amount of money to resolve these design warranty claims. We may also incur considerable costs in connection with product liability claims that may arise as a result of our design and engineering activities. We have limited product liability insurance coverage, however it is expensive and may not be available with respect to all of our design services offerings on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage is denied or limited or is not available could have a material adverse effect on our business, results of operations and financial condition.

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
      Future growth in our revenues depends on new outsourcing opportunities in which we assume additional manufacturing and supply chain management responsibilities from OEMs. To the extent that these opportunities are not available, either because OEMs decide to perform these functions internally or because they use other providers of these services, our future growth would be limited.

The majority of our sales come from a small number of customers; if we lose any of these customers, our sales could decline significantly.
      Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 62% and 64% of net sales in fiscal years 2005 and 2004, respectively. Our largest customers during fiscal year 2005 were Sony-Ericsson and Hewlett-Packard, which accounted for approximately 14% and 10% of net sales, respectively. Hewlett-Packard and Sony-Ericsson each accounted for approximately 12% of net sales in fiscal 2004. No other customer accounted for more than 10% of net sales in fiscal year 2005 or fiscal year 2004.
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

Our industry is extremely competitive.
      The EMS industry is extremely competitive and includes many companies, several of which have achieved substantial market share. Current and prospective customers also evaluate our capabilities against the merits of manufacturing products themselves. Some of our competitors may have greater design, manufacturing, financial or other resources than we do. Additionally, we face competition from Taiwanese ODM suppliers, which have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, and which manufacture consumer products and provide other technology manufacturing services.
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

      Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. These tax incentives expire over various periods from 2005 to 2010 and are subject to certain conditions with which we expect to comply. We have obtained tax holidays or other incentives where available, primarily in China, Malaysia and Hungary. In these three countries, we generated an aggregate of approximately $10 billion of our total revenues for the fiscal year ended March 31, 2005. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions or divestitures may cause our effective tax rate to increase.

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

Fluctuations in foreign currency exchange rates could increase our operating costs.
      Our manufacturing operations and industrial parks are located in lower cost regions of the world, such as Asia, Eastern Europe and Mexico; however, most of our purchase and sale transactions are denominated in United States Dollars or Euros. As a result, we are exposed to fluctuations in the functional currencies of our fixed cost overhead or our supply base relative to the currencies in which we conduct transactions.
      Currency exchange rates fluctuate on a daily basis as a result of a number of factors, including changes in a country’s political and economic policies. Volatility in the functional currencies of our entities and the Euro or United States Dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. As part of our currency hedging strategy, we use financial instruments, primarily forward purchase contracts, to hedge United States Dollar and other currency commitments in order to reduce the short-term impact of foreign currency fluctuations on current assets and liabilities. Additionally, we manage our foreign currency exposure by borrowing money in various foreign currencies. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.
      We are also exposed to the risk that China may revalue its currency relative to other foreign currencies. The Chinese currency is the renminbi yuan (RMB). The Chinese government is under global international pressure to relax its control over the exchange rate of the RMB relative to the United States Dollar and instead to let the value of the RMB “float” either free or within a band against the United Stated Dollar. It is generally understood that the effect of the Chinese government’s control of the RMB exchange rate has been to undervalue the RMB. There is no certainty as to whether the Chinese government will elect to revalue the RMB in the near future, or at all. In addition, the Chinese government has not disclosed the magnitude of any revaluation it may be considering. A significant increase in the value of the RMB could adversely affect our financial results and cash flows by increasing both our manufacturing costs and the costs of our local supply base.

We depend on our executive officers and skilled management personnel.
      Our success depends to a large extent upon the continued services of our executive officers. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers. In order to manage our growth, we will need to recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed. In addition, in connection with expanding our design services offerings, we must attract and retain experienced design engineers. Although we and a number of companies in our industry have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our failure to recruit and retain experienced design engineers could limit the growth of our design services offerings, which could adversely affect our business.

We are subject to environmental compliance risks.
      We are subject to various federal, state, local and foreign environmental laws and regulations, including hazardous substance product content regulations, and regulations governing the use, storage, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. We are exposed to liabilities related to hazardous substance content regulations as some customers are requiring that we take responsibility for the risk of non-compliance for the components that we procure for those customers’ products. To address this risk, we require that component suppliers comply with relevant hazardous substance product content regulations and we engage in other standard mitigating activities. However, these efforts may be unsuccessful and we may incur significant liabilities and be required to expend substantial amounts of money on behalf of our customers to enforce or otherwise satisfy the obligations of the component suppliers.
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

It may be difficult for investors to effect services of process within the United States on us or to enforce civil liabilities under the federal securities laws of the United States against us.
      We are incorporated in Singapore under the Companies Act, Chapter 50 of Singapore, or Singapore Companies Act. Some of our officers reside outside the United States. A substantial portion of the assets of Flextronics International Ltd. are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us or to enforce against us in United States courts, judgments obtained in such courts predicated upon the civil liability provisions of the federal securities laws of the United States. Judgments of United States courts based upon the civil liability provisions of the federal securities laws of the United States are not directly enforceable in Singapore courts and there can be no assurance as to whether Singapore courts will enter judgments in original actions brought in Singapore courts based solely upon the civil liability provisions of the federal securities laws of the United States.

ITEM 2.	PROPERTIES
      Our facilities consist of a global network of industrial parks, regional manufacturing operations, design and engineering and product introduction centers, providing over 12.8 million square feet of manufacturing capacity as of March 31, 2005 (excluding facilities we have identified for closure, as described in Note 10, “Restructuring Charges” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). We own facilities with approximately 1.7 million square feet in the Americas, 3.7 million square feet in Asia and 2.6 million square feet in Europe. We lease facilities with approximately 1.2 million square feet in the Americas, 2.5 million square feet in Asia and 1.1 million square feet in Europe.
      Our facilities include large industrial parks, ranging in size from approximately 300,000 to 2.3 million square feet, in Brazil, China, Hungary, Mexico and Poland. We also have regional manufacturing operations, ranging in size from approximately 24,000 to 2.7 million square feet, in Austria, Brazil, Canada, China, Denmark, Finland, France, Germany, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Norway, Singapore, Sweden, Switzerland, Taiwan, Thailand and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world’s major electronics markets.
      Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.

ITEM 3.	LEGAL PROCEEDINGS
      We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We defend ourselves vigorously against any such claims. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF ORDINARY SHARES
      Our ordinary shares are quoted on the NASDAQ National Market under the symbol “FLEX.” The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2004 as reported on the NASDAQ National Market.

	High	Low

Fiscal Year Ended March 31, 2005
Fourth Quarter	$14.31	$12.04
Third Quarter	14.85	11.67
Second Quarter	14.69	10.08
First Quarter	18.85	14.95
Fiscal Year Ended March 31, 2004
Fourth Quarter	$19.31	$14.80
Third Quarter	16.00	13.87
Second Quarter	15.82	10.34
First Quarter	11.56	8.27
      As of May 31, 2005 there were 3,490 holders of record of our ordinary shares and the closing sale price of our ordinary shares as reported on the NASDAQ National Market was $12.78 per share.
DIVIDENDS
      Since inception, we have not declared or paid any cash dividends on our ordinary shares (exclusive of dividends paid by pooled entities prior to acquisition). The terms of our outstanding senior subordinated notes restrict our ability to pay cash dividends. For more information, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity Compensation Plan Information
As of March 31, 2005

	(A)	(B)	(C)

		Weighted-Average	Number of Securities
	Number of Securities	Exercise Price of	Remaining for Future
	to be Issued Upon	Outstanding	Issuance Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Referred to in Column (a))

Equity Compensation plans approved by security holders	29,824,395	$15.06	23,071,462	(2)
Equity Compensation plans not approved by security holders(1)(4)	21,713,418	$11.28	1,909,746	(3)

TOTAL	51,537,813	$13.47	24,981,208

(1)	The Company’s 2004 Award Plan for New Employees was established in October 2004. Key features of the Plan include the following:

•	The purpose of the Plan is to provide incentives to attract, retain and motivate eligible persons whose potential contributions are important to the success of the Company by offering such persons an opportunity to participate in the Company’s future performance through stock awards;

•	Grants under the Plan may be granted only to persons who: (a) were not previously an employee or director of the Company or any parent or subsidiary of the Company or (b) have either (i) completed a period of bona fide non-employment by the Company, and any parent or subsidiary of the Company, of at least 1 year, or (ii) are returning to service as an employee of the Company, or any parent or subsidiary of the Company, after a period of bona fide non-employment of less than 1 year due to the Company’s acquisition of such person’s employer; and then only as an incentive to such persons entering into employment with the Company or any parent or subsidiary of the Company;

•	The Company may only grant nonqualified stock options or stock bonuses under the Plan; and

•	The Plan is administered by the Company’s Compensation Committee, which is comprised of two independent directors.

(2)	Of these, 23,071,462 ordinary shares remained available for grant under the 2001 Equity Incentive Plan. There are no additional ordinary shares available for grant under the 1993 Equity Incentive Plan, the 1999, 1998, and 1997 Interim Option Plans.

(3)	Of these, 459,021 ordinary shares remained available for grant under the 2002 Interim Incentive Plan and 1,450,725 ordinary shares remained available for grant under the 2004 Award Plan for New Employees. On May 12, 2005, our Board of Directors approved an increase of 2.5 million ordinary shares available for grant under the 2004 Award Plan for New Employees.

(4)	Companies acquired by us have adopted option plans, which we refer to as the Assumed Plans. Options to purchase a total of 6,040,588 ordinary shares under the Assumed Plans have been assumed. These options have a weighted average exercise price of $5.89 per share. These options have been converted into options to purchase our ordinary shares on the terms specified in the applicable acquisition agreement, but are otherwise administered in accordance with terms of the Assumed Plans. Options under the Assumed Plans generally vest over four years and expire 10 years from the date of grant. No further awards may be made under the Assumed Plans. Options outstanding under the Assumed Plans are not included in the above table.
RECENT SALES OF UNREGISTERED SECURITIES
      On February 10, 2005, we issued 2,247,915 ordinary shares in consideration for the acquisition by merger of all of the outstanding shares of a privately-held company that provides advanced multimedia software products and services pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933. In connection with the acquisition, we also agreed to issue ordinary shares (i) having an aggregate value of approximately $3.3 million (subject to downward adjustment) on or prior to February 10, 2006, and (ii) having an aggregate value of approximately $5 million (subject to downward adjustment) on or prior to March 31, 2006.
INCOME TAXATION UNDER SINGAPORE LAW
      Dividends. Singapore does not impose withholding tax on dividends.
      Capital Gains. Under current Singapore tax law there is no tax on capital gains, and, thus, any profits from the disposal of shares are not taxable in Singapore unless the seller of the shares is carrying on a trade in shares in Singapore (in which case, the profits on the sale would be taxable as trade profits rather than capital gains).
      Stamp Duty. There is no stamp duty payable for holding shares, and no duty is payable on the acquisition of newly-issued shares. When existing shares are acquired in Singapore, stamp duty is payable on the instrument of transfer of the shares at the rate of S$2 for every S$1,000 of the market value of the shares. The stamp duty is borne by the purchaser unless there is an agreement to the contrary. If the instrument of transfer is executed outside of Singapore, stamp duty must be paid if the instrument of transfer is received in Singapore.

      Estate Taxation. If an individual who is not domiciled in Singapore dies on or after January 1, 2002, no estate tax is payable in Singapore on any of our shares held by the individual. An individual shareholder who is a U.S. citizen or resident (for U.S. estate tax purposes) also will have the value of the shares included in the individual’s gross estate for U.S. estate tax purposes. An individual shareholder generally will be entitled to a tax credit against the shareholder’s U.S. estate tax to the extent the individual shareholder actually pays Singapore estate tax on the value of the shares; however, such tax credit is generally limited to the percentage of the U.S. estate tax attributable to the inclusion of the value of the shares included in the shareholder’s gross estate for U.S. estate tax purposes, adjusted further by a pro rata apportionment of available exemptions. Individuals who are domiciled in Singapore should consult their own tax advisors regarding the Singapore estate tax consequences of their investment.
      Tax Treaties Regarding Withholding. Because Flextronics International Ltd. is a non-resident Singapore company, any reciprocal tax treaties between the U.S. and Singapore do not apply to us.

ITEM 6.	SELECTED FINANCIAL DATA
      These historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended March 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$15,908,223	$14,530,416	$13,378,699	$13,104,847	$12,109,699
Cost of sales	14,827,860	13,704,576	12,650,402	12,224,969	11,127,896
Restructuring and other charges(1)	78,381	477,305	266,244	464,391	510,495

Gross profit	1,001,982	348,535	462,053	415,487	471,308
Selling, general and administrative expenses	568,533	487,287	456,199	443,586	430,109
Intangibles amortization	42,520	36,715	22,146	12,615	63,541
Restructuring and other charges(1)	3,487	63,043	38,167	110,035	462,847
Interest and other expense, net	94,205	77,700	92,780	91,853	67,115
Loss on extinguishment of debt	16,328	103,909	—	—	—

Income (loss) before income taxes	276,909	(420,119)	(147,239)	(242,602)	(552,304)
Benefit from income taxes	(62,962)	(67,741)	(63,786)	(88,854)	(106,285)

Net income (loss)	$339,871	$(352,378)	$(83,453)	$(153,748)	$(446,019)

Diluted earnings (loss) per share(2)	$0.58	$(0.67)	$(0.16)	$(0.31)	$(1.01)

Shares used in computing diluted earnings (loss) per share amounts	585,499	525,318	517,198	489,553	441,991

	As of March 31,

	2005	2004	2003	2002	2001

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital	$906,971	$884,816	$897,741	$1,394,883	$1,914,741
Total assets	11,007,572	9,583,937	8,394,104	8,644,699	7,571,655
Total long-term debt and capital lease obligations, excluding current portion	1,709,570	1,624,261	1,049,853	863,293	917,313
Shareholders’ equity	5,224,048	4,367,213	4,542,020	4,455,496	4,030,361

(1)	We recognized restructuring charges of $95.4 million, $540.3 million, $297.0 million, $530.0 million, and $584.4 million in fiscal years 2005, 2004, 2003, 2002, and 2001, respectively, associated with the consolidation and closure of several manufacturing facilities.

We recognized a $29.3 million gain from the liquidation of certain international entities and $7.6 million in executive separation costs in fiscal year 2005.

We recognized charges of $8.2 million, $7.4 million and $44.4 million in fiscal years 2005, 2003 and 2002, respectively, for the other than temporary impairment of our investments in certain non-publicly traded companies.

We recognized charges of $286.5 million in fiscal year 2001 related to the issuance of an equity instrument to Motorola.

We recognized charges of approximately $102.4 million in fiscal year 2001 for merger-related expenses.

(2)	We completed a stock split during fiscal year 2001. The stock split was effected as a bonus issue (the Singapore equivalent of a stock dividend). The stock dividend has been reflected in our financial statements for all periods presented unless otherwise noted. All share and per share amounts have been retroactively restated to reflect the stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-K with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and in Item 1 — “Business — Risk Factors.” Accordingly, our future results could differ materially from historical results or from those discussed or implied by these forward-looking statements.
OVERVIEW
      We are a leading provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) of a broad range of products in the following industries: handheld devices; computer and office automation; communications infrastructure; information technology infrastructure; consumer devices; and a variety of other industries, including the industrial, automotive and medical industries. We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our OEM customers. Our OEM customers leverage our services to meet their product requirements throughout their products’ entire product life cycle. Our vertically-integrated service offerings include: design services; printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; logistics; and after-market services.
      We are one of the world’s largest EMS providers, with revenues of $15.9 billion in fiscal year 2005. As of March 31, 2005, our total manufacturing capacity was approximately 12.8 million square feet in over 30 countries across five continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (the Americas, Europe, and Asia) in order to serve the growing outsourcing needs of both multinational and regional OEMs. In fiscal year 2005, our net sales in the Americas, Europe, and Asia represented 17%, 35% and 48% of our total net sales, respectively.
      We believe that the combination of our extensive design and engineering services, global presence, vertically-integrated end-to-end services, advanced supply chain management and operational track record provide us with a competitive advantage in the market for designing and manufacturing electronic products for leading multinational OEMs. Through these services and facilities, we simplify the global product development process and provide meaningful time and cost savings for our OEM customers.
      We have actively pursued acquisitions and purchases of manufacturing facilities, design and engineering resources and technologies in order to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. We have completed numerous strategic transactions with OEM customers, including, among others, Nortel, Xerox, Alcatel, Casio and Ericsson, over the past several years. These strategic transactions have expanded our customer base, provided end-market diversification, and contributed to a significant portion of our revenue growth. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We will continue to selectively pursue strategic opportunities that we believe will further our business objectives and enhance shareholder value.
      On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The assets to be acquired consist primarily of inventory and capital equipment currently in use. The purchase of these assets will occur in stages, with the first and second stages completed in November 2004 and February 2005, and further stages scheduled in multiple phases during fiscal year 2006. We anticipate that the aggregate purchase price for the assets acquired from Nortel will be in the range of approximately $650 million to $700 million. The purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be approximately $415 million to $465 million for inventory, approximately $35 million for fixed assets, and the remaining $200 million for intangible assets. We completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004, which resulted in the payment of $12.8 million to Nortel. On February 8, 2005 we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, which resulted in the payment of $83.7 million to Nortel. In connection with these closings, we entered into promissory notes amounting to $185.7 million, which are due in three quarterly payments in calendar year 2005. The timing of the remaining cash payments by us to Nortel relating to the remaining factory transfers from Nortel to us is still being negotiated.
      Subject to closing the remaining asset acquisitions, we will provide the majority of Nortel’s systems integration activities, final assembly, testing and repair operations, along with the management of the related supply chain and suppliers, under a four-year manufacturing agreement. Additionally, under a three-year design services agreement, we will provide Nortel with design services for end-to-end, carrier grade optical network products.
      Although we expect that our gross margin and operating margin on sales to Nortel will initially be less than that generally realized by the us in fiscal 2005, we also expect that we will be able to increase these gross margins over time through cost reductions and by internally sourcing our vertically integrated supply chain solutions, which include the fabrication and assembly of printed circuit boards and enclosures, as well as logistics and repair services. Additionally, the impact of lower gross margins may be partially offset by the effect of anticipated lower selling, general and administrative expenses, as a percentage of net sales. There can be no assurance that we will realize lower expenses or increased operating efficiencies as anticipated.
      The completion of the Nortel transaction is subject to a number of closing conditions, including regulatory approvals, conversion of information technology systems, and the completion of the required information and consultation process with employee representatives in Europe. As with other strategic transactions, we believe the completion of this transaction may have significant impacts on our sales, end-market diversification, margins, results from operations, financial position and working capital.
      The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services has escalated, as an increasing number of OEMs outsourced some or all of their design and manufacturing requirements. Price pressure on our customers’ products in their end markets has led to increased demand for EMS production capacity in the lower cost regions of the world, such as China, Mexico, and Eastern Europe, where we have a significant presence. We have responded by making strategic decisions to realign our global capacity and infrastructure with the demand of our OEM customers so as to optimize the operating efficiencies that can be provided by our global presence. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and in some instances, lower costs, thereby enhancing our ability to provide cost-effective manufacturing service in order for us to retain and expand our existing relationships with customers and attract new business. As a result, we have recognized $95.4 million, $540.3 million and $297.0 million of restructuring charges in fiscal years 2005, 2004 and 2003, respectively, in connection with the realignment of our global capacity and infrastructure. Additionally, we expect to recognize approximately $100 million of restructuring charges in fiscal year 2006 and we may be required to take additional charges in the future as a result of these activities.
      Our revenue is generated from sales of our services to our customers, which include industry leaders such as Alcatel SA, Casio Computer Co., Ltd., Dell Computer Corporation, Ericsson Telecom AB, Hewlett-Packard Company, Microsoft Corporation, Motorola, Inc., Nortel Networks Limited, Siemens AG, Sony-Ericsson, Telia Companies, and Xerox Corporation. We currently depend, and expect to continue to depend, upon a small number of customers for a significant portion of our revenues. In fiscal 2005, our ten largest customers accounted for approximately 62% of net sales and our largest customers were Sony-Ericsson and Hewlett-Packard Company, which accounted for approximately 14% and 10% of our net sales, respectively. No other customer accounted for more than 10% of net sales in fiscal year 2005. For any particular customer, we may be engaged in programs to design or manufacture a number of products, or may be designing or manufacturing a single product or product line.
      Our operating results are affected by a number of factors, including the following:

•	our customers may not be successful in marketing their products, their products may not gain widespread commercial acceptance, and our customers’ products have short product life cycles;

•	our customers may cancel or delay orders or change production quantities;

•	our operating results vary significantly from period to period due to the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	integration of acquired businesses and facilities; and

•	managing growth and changes in our operations.
      We also are subject to other risks, including risks associated with operating in foreign countries, changes in our tax rates, and fluctuations in currency exchange rates. Please see Item 1, “Business — Risk Factors.”
      We continuously evaluate the strategic and financial contributions of each of our operations and focus our primary growth objectives on our core EMS vertically-integrated business activities. We also assess opportunities to maximize shareholder value with respect to our non-core activities through divestitures, initial public offerings, spin-offs and other strategic transactions. Consistent with this strategy, we entered into an agreement in principle to merge our Flextronics Network Services business with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. Under the terms of the proposed merger, we would receive an undisclosed cash payment plus additional contingent payments along with ownership of 30% of the merged company.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
      Refer to Note 10, “Restructuring Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

Deferred Income Taxes
      Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets resulting in additional or lesser income tax expense.
RESULTS OF OPERATIONS
      The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in this document.

	Fiscal Year Ended March 31,

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	93.2	94.3	94.5
Restructuring charges	0.5	3.3	2.0

Gross profit	6.3	2.4	3.5
Selling, general and administrative expenses	3.6	3.4	3.4
Intangibles amortization	0.3	0.3	0.2
Restructuring charges	0.1	0.4	0.2
Other charges (income), net	(0.1)	—	0.1
Interest and other expense, net	0.6	0.5	0.7
Loss on extinguishment of debt	0.1	0.7	—

Income (loss) before income taxes	1.7	(2.9)	(1.1)
Benefit from income taxes	(0.4)	(0.5)	(0.5)

Net income (loss)	2.1%	(2.4)%	(0.6)%

Net sales
      Net sales in fiscal year 2005 totaled $15.9 billion, representing an increase of $1.4 billion, or 9.5%, from $14.5 billion in fiscal year 2004. Net sales for fiscal year 2005 increased by $1.1 billion and $672.8 million in Asia and the Americas, respectively, and decreased by $428.1 million in Europe. The Company experienced increases in net sales across each of the industries it serves; however, the increase in net sales was primarily attributable to (i) an increase of $559.4 million in net sales to providers of communication infrastructure products, (ii) our continued expansion of business with new and existing customers in the industrial, medical and automotive industries, which resulted in an increase of $538.6 million in net sales, (iii) an increase of $170.1 million in net sales to customers in the handheld devices industry, which was primarily driven by the increase in net sales of $605.2 million with Sony-Ericsson, our largest customer, offset by declines with certain other handheld customers and (iv) an increase of $78.1 million in net sales to customers in the computer and office automation industries.
      Net sales in fiscal year 2004 totaled $14.5 billion, representing an increase of $1.2 billion, or 9%, from $13.4 billion in fiscal year 2003. The increase in net sales was primarily attributed to the addition of new customer programs and increased customer demand on existing programs, as a consequence of a recovery in worldwide economic conditions in many markets during fiscal year 2004.

Gross profit
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
      Gross profit in fiscal year 2005 increased $653.4 million to $1.0 billion, or 6.3% of net sales, from $348.5 million, or 2.4% of net sales, in fiscal year 2004. The 390 basis point increase in gross margin was mainly attributed to a 280 basis-point decrease in restructuring charges, combined with a 110 basis-point decrease in cost of sales resulting primarily from the increased level of business associated with our higher margin areas of our business, such as design and engineering, network services, software services and printed circuit board fabrication, along with better absorption of fixed costs driven by our restructuring efforts and the significant increase in net sales. The restructuring charges related to the consolidation and closure of various facilities is described in more detail below in the section entitled, “Restructuring Charges.”
      Gross profit in fiscal year 2004 decreased $113.5 million, or 2.4% of net sales, from $462.1 million, or 3.5% of net sales, in fiscal year 2003. The 110 basis point decrease in gross margin was primarily attributed to a130 basis point increase in restructuring charges, offset by a 20 basis point decrease in other cost of sales. The restructuring charges were related to the consolidation and closure of various facilities, which is described in more detail below in the section entitled, “Restructuring Charges.” The 20 basis point reduction in other cost of sales resulted primarily from better absorption of fixed costs that resulted from the restructuring activities and increased net sales.

Restructuring charges
      In recent years, we have initiated a series of restructuring activities in light of the global economic downturn. These activities, which are intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency, include:

•	reducing excess workforce and capacity;

•	consolidating and relocating certain manufacturing facilities to lower-cost regions; and

•	consolidating and relocating certain administrative facilities.
      The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and, in some instances, lower costs, and are better utilizing our overall existing manufacturing capacity. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business. Although we believe we are realizing our anticipated benefits from these efforts, we continue to monitor our operational efficiency and capacity requirements and will utilize similar measures in the future to realign our operations relative to future customer demand. We expect to recognize approximately $100 million of restructuring charges in fiscal year 2006 and we may be required to take additional charges in the future as a result of these activities, which could have a material adverse impact on our operating results, financial position and cash flows. We cannot predict the timing or amount of any future restructuring charges.
      During fiscal year 2005, we recognized restructuring charges of approximately $95.4 million. Restructuring charges recorded by reportable geographic region amounted to $9.7 million, $2.4 million and $83.3 million, for the Americas, Asia and Europe, respectively. The involuntary employee terminations identified by reportable geographic region amounted to 270, 241, and 2,506 for the Americas, Asia and Europe, respectively. Approximately $78.4 million of the restructuring charges was classified as a component of cost of sales.
      During fiscal year 2004, we recognized restructuring charges of approximately $540.3 million. Restructuring charges recorded by reportable geographic region amounted to $200.8 million, $111.3 million and $228.2 million, for the Americas, Asia and Europe, respectively. The involuntary employee terminations identified by reportable geographic region amounted to 2,083 and 3,093 for the Americas and Europe, respectively. Approximately $477.3 million of the restructuring charges was classified as a component of cost of sales.
      During fiscal year 2003, we recognized restructuring charges of approximately $297.0 million and other charges of $7.4 million related to the impairment of investments in certain technology companies. Restructuring and other charges recorded by reportable geographic region amounted to $167.2 million, $1.8 million and $128.0 million, for the Americas, Asia and Europe, respectively. The involuntary employee terminations identified by reportable geographic region amounted to 2,922, 4,896 and 290 for the Americas, Europe and Asia, respectively. Approximately $266.2 million of the restructuring charges was classified as a component of cost of sales.
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
      Refer to Note 10, “Restructuring Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

Selling, general and administrative expenses
      Selling, general and administrative expenses, or SG&A, in fiscal year 2005 amounted to $568.5 million, or 3.6% of net sales, compared to $487.3 million, or 3.4% of net sales, in fiscal year 2004. The increase in SG&A was primarily attributable to the continuing expansion of our higher margin businesses such as design and engineering services, network services, software services and printed circuit board fabrication, which have higher SG&A expenses than our systems assembly and manufacturing operations, which account for the majority of our net sales, combined with increases in corporate and administrative expenses, primarily sales and supply-chain management, necessary to support the continued growth of our business.
      SG&A in fiscal year 2004 increased to $487.3 million from $456.2 million in fiscal year 2003. SG&A as a percentage of net sales in fiscal years 2004 and 2003 was 3.4%. The absolute dollar increase was primarily attributed to the continuing expansion of our ODM service offering, offset by savings generated by our control over discretionary spending combined with efficiencies generated from our restructuring activities.

Intangibles amortization
      Amortization of intangible assets in fiscal year 2005 increased to $42.5 million from $36.7 million in fiscal year 2004. The increase is due to the amortization expense associated with intangible assets acquired through various business acquisitions during fiscal year 2004 and 2005.
      Amortization of intangible assets in fiscal year 2004 was $36.7 million, which represents an increase of $14.6 million from $22.1 million in fiscal year 2003. The increase is primarily attributed to the amortization expense related to intangible assets acquired through various business acquisitions during fiscal year 2004 and in the second half of fiscal year 2003, in particular due to the completion of our assessment of the value of intangible assets acquired from Telia Companies and Xerox Corporation.

Other charges (income), net
      During fiscal year 2005, we realized a foreign exchange gain of $29.3 million from the liquidation of certain international entities, offset by a loss of $8.2 million for other than temporary impairment of our investments in certain non-publicly traded technology companies and $7.6 million of charges related to the resignation of Robert R.B. Dykes from his position as Chief Financial Officer. We amended certain of Mr. Dykes’ stock option agreements to provide for full acceleration of vesting of approximately 1.2 million of Mr. Dykes’ outstanding but unvested stock options and extension of the expiration date of approximately 1.5 million of stock options to five years after his employment termination date. Such options would otherwise have expired ninety days after the termination of employment. These amendments resulted in a charge of approximately $5.6 million. In addition, we made a lump-sum cash payment of approximately $2.0 million to Mr. Dykes.
      During fiscal year 2003, we recorded $7.4 million for the other than temporary impairment of investments in certain non-publicly traded technology companies.

Interest and other expense, net
      Interest and other expense, net was $94.2 million in fiscal year 2005 compared to $77.7 million in fiscal year 2004, an increase of $16.5 million. The increase is driven by the issuance of $500.0 million of 6.25% senior subordinated notes in November 2004 and overall higher debt balances during fiscal year 2005, higher foreign exchange losses, and higher minority interest expense resulting primarily from our Hughes Software Systems Ltd acquisition.
      Interest and other expense, net in fiscal year 2004 was $77.7 million, a decrease of $15.1 million from $92.8 million in fiscal year 2003. The decrease in net expense resulted from the redemption of $150 million aggregate principal amount of our 8.75% senior subordinated notes due October 2007 in June 2003 and the repurchase of $492.3 million aggregate principal amount of our 9.875% notes in August 2003. During fiscal year 2004, we issued $400 million aggregate principal amount of 6.5% senior subordinated notes due May 2013 and $500.0 million aggregate principal amount of 1% convertible subordinated notes due August 2010.

Loss on early extinguishment of debt
      During fiscal year 2005, we paid approximately $190.1 million to redeem €144.2 million of 9.75% Euro senior subordinated notes due 2010 and recorded a loss of $16.3 million from the early extinguishment of debt.
      We recognized a loss on the early extinguishment of debt of $103.9 million during fiscal year 2004. During fiscal year 2004, we used a portion of the net proceeds from our issuance of $400 million of 6.5% senior subordinated notes due May 2013 in May 2003 to redeem $150 million of 8.75% senior subordinated notes due October 2007. During fiscal year 2004, we used a portion of the net proceeds from our issuance in August 2003 of the $500 million aggregate principal amount of the 1% convertible subordinated notes due May 2013 to repurchase $492.3 million of our 9.875% senior subordinated notes due July 2010.

Provision for income taxes
      Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. See Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”
      Our consolidated effective tax rate was a benefit of 23%, 16% and 43% in fiscal years 2005, 2004 and 2003, respectively. The tax benefit for fiscal year 2005 is primarily due to the establishment of a $25.0 million deferred tax asset resulting from a tax law change in Hungary that replaced a tax holiday incentive with a tax credit incentive and $59.2 million tax benefit resulting from changes in valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Hungary, India and Malaysia.
      In evaluating the realizability of the deferred tax assets, management considers the recent history of operating income and losses by jurisdiction, exclusive of items that it believes are non-recurring in nature such as restructuring charges and losses associated with early extinguishment of debt. Management also considers the future projected operating income in the relevant jurisdiction and the effect of any tax planning strategies. Based on this analysis, management believes that the current valuation allowance is adequate.
LIQUIDITY AND CAPITAL RESOURCES
      At March 31, 2005 we had cash and cash equivalents balances totaling $869.3 million and bank and other debts totaling $1.7 billion. We also had a revolving credit facility of $1.1 billion under which we had no borrowings outstanding as of March 31, 2005. On May 27, 2005, we amended our revolving credit facility to increase the amount of the facility to $1.35 billion, extend the maturity date from March 2008 to March 2010, reduce the interest rate on borrowings under the facility, reduce the commitment fee on the unutilized portion of the credit facility and make certain changes in the restrictive and financial covenants. See our discussion below under “Contractual Obligations and Commitments.”
      Cash provided by operating activities was $724.3 million, $187.7 million and $607.8 million in fiscal years 2005, 2004 and 2003, respectively. Working capital as of March 31, 2005 and March 31, 2004, was approximately $907.0 million and $884.8 million, respectively. During fiscal year 2005, cash provided by operating activities was primarily generated by net income of $339.9 million, an increase in accounts payable and other current liabilities of $560.0 million, offset by an increase in inventories of $339.4 million. The increase in accounts payable, other current liabilities and inventories was primarily due to our continued expansion of our business. During fiscal year 2004, cash provided by operating activities reflected increases in trade payables and other current liabilities of approximately $535.7 million, offset by increases in accounts receivable and inventory of approximately $380.7 million and $40.3 million, respectively. During fiscal year 2003, cash provided by operating activities reflected reductions in accounts receivable and inventory of approximately $449.5 million and $150.7 million, respectively, offset by reductions in trade payables and other current liabilities of approximately $338.4 million.
      Cash used in investing activities was $738.3 million, $403.8 million, and $813.0 million in fiscal years 2005, 2004 and 2003, respectively. Cash used in investing activities in fiscal year 2005 primarily related to the following:

•	net capital expenditures of $289.7 million for the purchase of equipment and for the continued expansion of various manufacturing facilities in certain low cost, high volume centers, primarily in Asia;

•	our payments, net of cash acquired, for Hughes Software Systems (of approximately $250.2 million), certain Nortel operations (of approximately $96.5 million) and of $122.3 million for various other acquisitions of businesses; and

•	$14.5 million of investments in certain non-publicly traded technology companies;
      offset by

•	$34.9 million of proceeds from our participation in our trade receivables securitization program.
      Cash used in investing activities in fiscal year 2004 primarily related to the following:

•	net capital expenditures of $181.5 million to purchase manufacturing equipment for continued expansion of manufacturing facilities in certain lower-cost, high-volume centers, primarily Asia, China and Poland;

•	payments of $120.0 million for acquisitions of businesses; and

•	other investments and notes receivable of $102.3 million.
      Cash used in investing activities in fiscal year 2003 primarily related to:

•	net capital expenditures of $208.3 million for the purchase of equipment and our continued expansion of our high volume manufacturing facilities in certain lower-cost, high-volume centers;

•	payments of $501.6 million for acquisitions of businesses, primarily NatSteel Broadway; and

•	payments of $95.0 million for investments and notes receivable primarily related to our participation in our trade receivables securitization program.
      Financing activities generated $316.3 million and $394.8 million in fiscal years 2005 and 2004, respectively. Cash provided by financing activities in fiscal year 2005 primarily related to:

•	net proceeds from the public offering of approximately 24.3 million ordinary shares, which generated $299.5 million;

•	net proceeds of $493.0 million from the issuance in November 2004 of $500.0 million of 6.25% senior subordinated notes due November 2014; and

•	proceeds of $36.6 million from the sale of ordinary shares under our employee stock plans;
      offset by

•	the repurchase of $190.1 million of 9.75% Euro senior subordinated notes due 2010; and

•	net repayments of borrowings under our revolving credit facility and other bank borrowings of $298.8 million.
      Cash provided by financing activities during fiscal year 2004 primarily related to the following:

•	net proceeds of $393.7 million from the issuance in May 2003 of 6.5% senior subordinated notes due May 2013;

•	net proceeds of $484.7 million from the issuance in August 2003 of 1% convertible subordinated notes due August 2010;

•	proceeds of $220 million from borrowings under our revolving credit facility;

•	proceeds of $61.1 million from the sale of ordinary shares under our employee stock plans;
      offset by

•	the redemption of 8.75% senior subordinated notes due October 2007, which used $156.6 million; and

•	the repurchase of $492.3 million of 9.875% senior subordinated notes due July 2010.

      Net cash used in financing activities was $103.5 million in fiscal year 2003. Cash used in financing activities during fiscal year 2003 primarily related to repayments of debt obligations of approximately $1.0 billion, offset by:

•	additional borrowings of $893.0 million, which included the issuance of $200.0 million zero coupon, zero yield, convertible junior subordinated notes due 2008; and

•	$27.9 million in proceeds from the issuance of our ordinary shares pursuant to our employee stock plans.
      On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first and second stage completed in November 2004 and February 2005 and further stages scheduled in multiple phases during fiscal year 2006. We anticipate that the aggregate cash purchase price for the assets acquired will be in the range of approximately $650 million to $700 million. We completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004, which resulted in the payment of $12.8 million to Nortel. On February 8, 2005, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, which resulted in the payment of $83.7 million to Nortel. In connection with these closings, we entered into promissory notes amounting to $185.7 million, which are due in three quarterly payments in calendar year 2005. We are currently in discussion with Nortel regarding the timing of the cash payments associated with the remaining factory transfers. We intend to use our cash balances and revolving line of credit to fund the remaining purchase price for the assets yet to be acquired.
      Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. In addition to the Nortel acquisition discussed above, it is possible that future acquisitions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures by us for new equipment, the extent to which we utilize operating leases for the new facilities and equipment, the extent of cash charges associated with future restructuring activities and levels of shipments and changes in volumes of customer orders.
      On May 4, 2005, we announced our proposal to acquire all of the outstanding publicly-held shares (approximately 10.4 million shares or 30%) of our India-based subsidiary, Flextronics Software Systems Limited. We offered to acquire the shares at Rs 575 per share ($13.23 per share), subject to shareholder and regulatory approvals, including the number of shares required for delisting being offered at this price. There is no obligation for shareholders to accept this open offer and there is no assurance that any shares will be offered for sale to us. We reserve the right not to acquire the offered shares if the final price, as determined by the Securities and Exchange Board of India, is more than Rs 575 per share.
      We continuously evaluate the strategic and financial contributions of each of our operations and focus our primary growth objectives on our core EMS vertically-integrated business activities. We also assess opportunities to maximize shareholder value with respect to our non-core activities through divestitures, initial public offerings, spin-offs and other strategic transactions. Consistent with this strategy, we entered into an agreement in principle to merge our Flextronics Network Services business with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. Under the terms of the proposed merger, we would receive an undisclosed cash payment plus additional contingent payments along with ownership of 30% of the merged company.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
      We have a revolving credit facility, which as of March 31, 2005, was in the amount of $1.1 billion, and under which we had no borrowings outstanding as of March 31, 2005. On May 27, 2005, we amended the credit facility to increase the amount of the facility to $1.35 billion and to make certain other changes. The amended credit facility consists of two separate credit agreements, one providing for up to $1.105 billion principal amount of revolving credit loans to us and designated subsidiaries; and one providing for up to $245.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. The amended credit facility is a five-year facility expiring in May 2010. Borrowings under the amended credit facility bear interest, at our option, either at (i) the base rate (the greater of the agent’s prime rate or 0.50% plus the federal funds rate) plus the applicable margin for base rate loans ranging between 0.0% and 0.125%, based on our credit ratings; or (ii) the LIBOR rate plus the applicable margin for LIBOR loans ranging between 0.625% and 1.125%, based on our credit ratings. We are required to pay a quarterly commitment fee ranging from 0.125% to 0.250% per annum of the unutilized portion of the credit facility and, if the utilized portion of the facility exceeds 33% of the total commitment, a quarterly utilization fee ranging between 0.125% to 0.250% on such utilized portion, in each case based on our credit ratings. We are also required to pay letter of credit usage fees ranging between 0.625% and 1.125% per annum (based on our credit ratings) on the amount of the daily average outstanding letters of credit and issuance fees of 0.125% per annum on the daily average undrawn amount of letter of credit.
      The amended credit facility is unsecured, and contains certain restrictions on our ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The amended credit facility also requires that we maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by us and certain of our subsidiaries.
      As of March 31, 2005, our outstanding debt obligations included: (i) borrowings outstanding related to our senior subordinated notes, (ii) borrowings outstanding related to our convertible junior subordinated notes, (iii) amounts drawn by subsidiaries on various lines of credit, (iv) equipment financed under capital leases and (v) other term obligations. Additionally, we have leased certain of our facilities under operating lease commitments. Future payments due under our debt and lease obligations are as follows:

		Less Than	1 - 3	4 - 5	Greater Than
Contractual Obligations:	Total	1 Year	Years	Years	5 Years

	(In thousands)
Long term debt obligations	$1,717,877	$17,448	$228,417	$—	$1,472,012
Capital lease obligations	18,879	9,202	6,808	1,662	1,207
Operating leases, net of subleases	415,916	77,497	91,001	44,518	202,900

Total contractual obligations	$2,152,672	$104,147	$326,226	$46,180	$1,676,119

      We continuously sell a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. We continue to service, administer and collect the receivables on behalf of the special purpose entity and receive a servicing fee of 1.0% of serviced receivables per annum. We pay facility and commitment fees of up to 0.24% for unused amounts and program fees of up to 0.34% of outstanding amounts. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. Our share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2006, is subject to annual renewal. Currently, the unaffiliated financial institution’s maximum investment limit is $250.0 million. We sold $249.9 million of our accounts receivable as of March 31, 2005, which represents the face amount of the total outstanding trade receivables on all designated customer accounts at that date. We received net cash proceeds of $134.7 million from the unaffiliated financial institutions for the sale of these receivables. We have a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and our own investment participation, the total of which was $123.1 million as of March 31, 2005. Additionally, during fiscal year 2005, we sold approximately $426.0 million of receivables to a banking institution with limited recourse, which management believes is nominal. The outstanding balance of sold receivables, not yet collected, was $202.1 million as of March 31, 2005. The accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.
RELATED PARTY TRANSACTIONS
      Since June 2003, neither we nor any of our subsidiaries have made any loans to our executive officers. Prior to that time, we extended loans to several of our executive officers. Each loan was evidenced by a promissory note in our favor and was generally secured by a deed of trust on property of the officer. Certain notes were non-interest bearing and others had interest rates ranging from 1.49% to 5.85%. There were no loans outstanding from the Company’s executive officers as of March 31, 2005. The outstanding balance of the loans, including accrued interest was approximately $9.5 million as of March 31, 2004. Additionally, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan was evidenced by a full-recourse promissory note in our favor. Interest rates on the notes ranged from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of March 31, 2005 was approximately $1.8 million.
NEW ACCOUNTING PRONOUNCEMENTS

Inventory Costs
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This statement amends the guidance of ARB. No 43, Chapter 4 “Inventory Pricing” and requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004
      FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are currently assessing the impact of this provision and have not determined whether to elect to apply it. Any effect on our tax accounts will be reflected in the quarter in which a decision is made to apply the provision.

Share-Based Payments
      In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment”, effective for reporting periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (or the “SEC”) adopted a rule amendment that delayed the compliance dates for FAS 123R such that we are now allowed to adopt the new standard no later than April 1, 2006. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R; the methodologies and assumptions we ultimately use to adopt FAS 123R may be different than those currently used as discussed below in Note 2, “Accounting for Stock-Based Compensation” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.” We currently expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations.

Exchanges of Nonmonetary Assets
      On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities
      In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP 46(R)-5”), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective the first period beginning after March 3, 2005. We are currently evaluating the effect that the adoption of FSP 46(R)-5 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
      A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to the greater of 20% of the total investment portfolio or $10.0 million in any single institution. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2005, the outstanding amount in the investment portfolio was $168.2 million, comprised mainly of money market funds with an average return of 2.57% for dollar investments and 1.97% for Euro investments. A hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
      We issued $500.0 million of 6.25% senior subordinated notes due in November 2014. Interest is payable semiannually on May 15 and November 15. We entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to a variable rate debt. The swaps, which expire in 2014, are accounted for as fair value hedges under SFAS 133. The notional amounts of the swaps total $400.0 million. Under the terms of the swaps, we will pay an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.37% to 1.52%. In exchange, we will receive a payment based on a fixed rate of 6.25%. At March 31, 2005, $9.7 million has been recorded in other current assets to record the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% senior subordinated notes on the Consolidated Balance Sheet.
      We had a portfolio of fixed and variable rate debt of approximately $1.7 billion as of March 31, 2005, of which approximately 66% related to fixed rate debt obligations. Our fixed rate debt consists primarily of $414.7 million of senior subordinated notes with a weighted average interest rate of 6.62%, $200.0 million of zero coupon, zero yield, convertible junior subordinated notes, $500 million of 1% coupon convertible subordinated notes, and $13.7 million of other fixed rate obligations. As of March 31, 2005, the approximate fair values of our 9.875% notes, 9.75% notes, 6.5% notes, 6.25% notes, and 1% convertible notes based on broker trading prices were 98.625%, 106.5%, 99.25%, 95.0% and 99.0% of their face values on March 31, 2005, respectively. Our variable rate debt includes demand notes, mortgage loans and certain variable lines of credit. These credit lines are located throughout the world and are based on a spread over that country’s inter bank-offering rate. Our variable rate debt instruments create exposures for us related to interest rate risk. As of March 31, 2005, the balance outstanding on our variable rate debt obligation was approximately $589.4 million. A hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
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
      We try to maintain a fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward contracts is minimized since all contracts are with large financial institutions. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged. The fair value of currency forward contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2005 amounted to $2.4 billion with a fair value on the balance sheet of other current assets of $13.4 million. The majority of these foreign exchange contracts expire in less than one month and almost all expire within six months. They will settle in Euro, British pound, Hungarian forint, Japanese yen, Malaysian ringgit, Norwegian kronor, Polish zloty, Singapore dollar, South African rand, Swedish krona, Swiss franc, Thai baht and U.S. dollar.
      Based on our overall currency rate exposures at March 31, 2005, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore
      We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and Subsidiaries (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the consolidated financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 14, 2005

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,

	2005	2004

	(In thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$869,258	$615,276
Accounts receivable, less allowance for doubtful accounts of $31,166 and $38,736 as of March 31, 2005, and 2004, respectively	1,842,010	1,871,637
Inventories	1,518,866	1,179,513
Deferred income taxes	12,117	14,244
Other current assets	544,914	581,063

Total current assets	4,787,165	4,261,733
Property and equipment, net	1,704,516	1,625,000
Deferred income taxes	684,952	604,785
Goodwill	3,359,477	2,653,372
Other intangible assets, net	142,712	68,060
Other assets	328,750	370,987

Total assets	$11,007,572	$9,583,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$17,448	$96,287
Current portion of capital lease obligations	8,718	8,203
Accounts payable	2,523,269	2,145,174
Accrued payroll	285,504	263,949
Other current liabilities	1,045,255	863,304

Total current liabilities	3,880,194	3,376,917
Long-term debt, net of current portion	1,700,429	1,609,177
Capital lease obligation, net of current portion	9,141	15,084
Other liabilities	193,760	215,546
Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary shares, S$0.01 par value; authorized — 1,500,000,000 shares; issued and outstanding — 568,329,662 and 529,944,282 shares as of March 31, 2005, and 2004, respectively	3,360	3,135
Additional paid-in capital	5,486,404	5,014,990
Accumulated deficit	(382,600)	(722,471)
Accumulated other comprehensive income	123,683	78,105
Deferred compensation	(6,799)	(6,546)

Total shareholders’ equity	5,224,048	4,367,213

Total liabilities and shareholders’ equity	$11,007,572	$9,583,937

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Net sales	$15,908,223	$14,530,416	$13,378,699
Cost of sales	14,827,860	13,704,576	12,650,402
Restructuring charges	78,381	477,305	266,244

Gross profit	1,001,982	348,535	462,053
Selling, general and administrative expenses	568,533	487,287	456,199
Intangibles amortization	42,520	36,715	22,146
Restructuring charges	16,978	63,043	30,711
Other charges (income), net	(13,491)	—	7,456
Interest and other expense, net	94,205	77,700	92,780
Loss on early extinguishment of debt	16,328	103,909	—

Income (loss) before income taxes	276,909	(420,119)	(147,239)
Benefit from income taxes	(62,962)	(67,741)	(63,786)

Net income (loss)	$339,871	$(352,378)	$(83,453)

Earnings (loss) per share:
Basic	$0.61	$(0.67)	$(0.16)

Diluted	$0.58	$(0.67)	$(0.16)

Weighted average shares used in computing per share amounts:
Basic	552,920	525,318	517,198

Diluted	585,499	525,318	517,198

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands)
Net income (loss)	$339,871	$(352,378)	$(83,453)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	56,255	105,963	127,518
Unrealized holding gain (loss) on investments and derivative instruments, net of taxes	(10,677)	5,561	(1,223)

Comprehensive income (loss)	$385,449	$(240,854)	$42,842

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive		Total
			Paid-In	Accumulated	Income	Deferred	Shareholders’
	Shares	Amount	Capital	Deficit	(Loss)	Compensation	Equity

	(In thousands)
BALANCE AT MARCH 31, 2002	513,012	$3,043	$4,898,807	$(286,640)	$(159,714)	$—	$4,455,496
Issuance of ordinary shares for acquisitions	1,639	3	14,709	—	—	—	14,712
Exercise of stock options	4,567	26	17,970	—	—	—	17,996
Ordinary shares issued under Employee Stock Purchase Plan	1,010	6	9,883	—	—	—	9,889
Net loss	—	—	—	(83,453)	—	—	(83,453)
Deferred stock compensation	—	—	7,232	—	—	(7,232)	—
Amortization of deferred stock compensation	—	—	—	—	—	1,085	1,085
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(1,223)	—	(1,223)
Foreign currency translation, net of taxes	—	—	—	—	127,518	—	127,518

BALANCE AT MARCH 31, 2003	520,228	3,078	4,948,601	(370,093)	(33,419)	(6,147)	4,542,020
Issuance of ordinary shares for acquisitions	517	2	3,160	—	—	—	3,162
Exercise of stock options	8,235	49	54,776	—	—	—	54,825
Ordinary shares issued under Employee Stock Purchase Plan	718	5	6,283	—	—	—	6,288
Issuance of restricted ordinary shares	246	1	(1)	—	—	—	—
Net loss	—	—	—	(352,378)	—	—	(352,378)
Deferred stock compensation	—	—	2,171	—	—	(2,171)	—
Amortization of deferred stock compensation	—	—	—	—	—	1,772	1,772
Unrealized gain on investments and derivative instruments, net of taxes	—	—	—	—	5,561	—	5,561
Foreign currency translation, net of taxes	—	—	—	—	105,963	—	105,963

BALANCE AT MARCH 31, 2004	529,944	3,135	5,014,990	(722,471)	78,105	(6,546)	4,367,213
Issuance of ordinary shares for acquisitions	10,004	60	127,166	—	—	—	127,226
Exercise of stock options	3,182	19	29,765	—	—	—	29,784
Modification of stock option grants (Note 11)	—	—	5,575	—	—	—	5,575
Ordinary shares issued under Employee Stock Purchase Plan	561	3	6,814	—	—	—	6,817
Sales of ordinary shares in public offering, net of offering costs of $4,636	24,331	142	299,358	—	—	—	299,500
Issuance of restricted ordinary shares	308	1	328	—	—	—	329
Net income	—	—	—	339,871	—	—	339,871
Deferred stock compensation	—	—	2,408	—	—	(2,408)	—
Amortization of deferred stock compensation	—	—	—	—	—	2,155	2,155
Unrealized loss on investments and derivative instruments, net of taxes	—	—	—	—	(10,677)	—	(10,677)
Foreign currency translation, net of taxes	—	—	—	—	56,255	—	56,255

BALANCE AT MARCH 31, 2005	568,330	$3,360	$5,486,404	$(382,600)	$123,683	$(6,799)	$5,224,048

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$339,871	$(352,378)	$(83,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment charges	373,670	662,798	419,086
Gain on sale of equipment	(1,752)	(2,206)	(1,200)
Provision for doubtful accounts	4,848	1,256	2,647
Equity in earnings (losses) of associated companies and other charges	2,785	(181)	27,086
Amortization of deferred stock compensation	2,155	1,772	1,085
Deferred income taxes	(84,070)	(97,171)	(92,798)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	110,907	(381,948)	496,193
Inventories	(105,126)	(40,302)	189,601
Other assets	61,341	(139,691)	127,535
Accounts payable and other current liabilities	19,636	535,749	(477,998)

Net cash provided by operating activities	724,265	187,698	607,784

Cash flows from investing activities:
Purchases of property and equipment, net of disposition	(289,680)	(181,461)	(208,311)
Purchases of OEM facilities and related assets	—	—	(8,143)
Acquisition of businesses, net of cash acquired	(469,003)	(119,983)	(501,602)
Other investments and notes receivable	20,406	(102,323)	(94,990)

Net cash used in investing activities	(738,277)	(403,767)	(813,046)

Cash flows from financing activities:
Bank borrowings and proceeds from long-term debt	1,793,969	1,446,592	892,961
Repayments of bank borrowings and long-term debt	(1,789,862)	(1,008,692)	(1,000,159)
Repayment of capital lease obligations	(10,672)	(12,613)	(24,231)
Payment for early extinguishment of debt	(13,201)	(91,647)	—
Proceeds from exercise of stock options and Employee Stock Purchase Plan	36,601	61,113	27,885
Net proceeds from issuance of ordinary shares in public offering	299,500	—	—

Net cash provided by (used in) financing activities	316,335	394,753	(103,544)

Effect of exchange rate on cash	(48,341)	12,572	(12,298)

Net increase (decrease) in cash and cash equivalents	253,982	191,256	(321,104)
Cash and cash equivalents, beginning of year	615,276	424,020	745,124

Cash and cash equivalents, end of year	$869,258	$615,276	$424,020

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION OF THE COMPANY
      Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) for a broad range of products in the following industries: handheld devices, computers and office automation, communications infrastructure, consumer devices, information technology infrastructure, industrial, automotive and medical. The Company’s strategy is to provide customers with a complete range of vertically integrated global supply chain services through which the Company designs, builds and ships a complete packaged product for its OEM customers. The Company’s OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle. The Company also provides after-market services such as repair and warranty services as well as network and communications installation and maintenance.
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
      In addition, the Company offers a comprehensive range of value-added design services for its customers that range from contract design services (CDS), where the customer purchases services on a time and materials, to original product design and manufacturing services, where the customer purchases a product that was designed, developed and manufactured by the Company that the Company may customize to provide the customer with a unique “look and feel” (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by the Company’s OEM customers under the OEM’s brand name.

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
      The accompanying consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company records minority interest to account for the ownership interest of the minority owner. The Company recorded $40.8 million and $11.9 million as of March 31, 2005 and 2004, respectively, of minority interest, which are included in other liabilities in the consolidated balance sheets. The associated minority interest expense has not been material to the Company’s results of operations for fiscal years 2005, 2004 and 2003, and was classified as interest and other expense, net, in the consolidated statements of operations.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Translation of Foreign Currencies
      The financial position and results of operations of certain of the Company’s subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, for these subsidiaries all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity. During fiscal year 2005, the Company realized a foreign exchange gain of $29.3 million from the liquidation of certain international entities. This gain was classified as a component of other charges (income), net, in the consolidated statement of operations.

Revenue Recognition
      Manufacturing revenue is recognized when the goods are shipped by the Company or received by its customer, title and risk of ownership have been passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Service revenue is recognized when the services have been performed.

Cash and Cash Equivalents
      All highly liquid investments with maturities of three months or less from original dates of purchase are carried at fair market value and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking and money market accounts and certificates of deposit.
      Cash and cash equivalents consisted of the following:

	March 31,

	2005	2004

	(In thousands)
Cash and bank balances	$832,290	$596,259
Money market funds	15,911	14,501
Certificates of deposits	21,057	4,516

	$869,258	$615,276

Long-term Investments
      The Company also has certain investments in non-publicly traded technology companies. These investments are included within other assets in the Company’s consolidated balance sheet and are carried at cost. As of March 31, 2005 and 2004, the investments totaled $52.5 million and $41.9 million, respectively. The Company continuously monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During fiscal year 2005 and 2003, the Company recorded charges of $8.2 million and $7.4 million, respectively, for other than temporary impairment of its investments in certain of these non-publicly traded technology companies. No impairment charges were recorded in fiscal year 2004.

Concentration of Credit Risk
      Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash and cash equivalents, investments, and derivative instruments.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of its credit evaluations. The Company generally does not require collateral for sales on credit. Management believes that credit risks are moderated by the financial stability of the Company’s end customers and the diverse geographic sales areas. In fiscal year 2005, Sony-Ericsson and Hewlett-Packard accounted for approximately 14% and 10% of net sales, respectively. In fiscal year 2004, Sony-Ericsson and Hewlett-Packard each accounted for approximately 12% of the net sales. In fiscal year 2003, Sony-Ericsson and Hewlett-Packard accounted for approximately 11% and 12% of net sales, respectively. No other customer accounted for more than 10% of net sales in the periods ended March 31, 2005, 2004 and 2003. The Company’s ten largest customers accounted for approximately 62%, 64% and 67% of its net sales, in fiscal years 2005, 2004 and 2003, respectively. At March 31, 2005, Sony-Ericsson and Hewlett-Packard each accounted for approximately 10% of net accounts receivable. At March 31, 2004, Hewlett-Packard accounted for approximately 10% of net accounts receivable.
      The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. These financial institutions are located in many different locations throughout the world. The Company’s cash equivalents are comprised of cash deposited in money market accounts and certificates of deposit. The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.
      The amount subject to credit risk related to derivative instruments are generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To manage the counterparty risk, the Company limits its derivative transactions to those with recognized financial institutions.

Inventories
      Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market provisions, were as follows:

	March 31,

	2005	2004

	(In thousands)
Raw materials	$711,251	$622,905
Work-in-progress	306,833	242,435
Finished goods	500,782	314,173

	$1,518,866	$1,179,513

Property and Equipment
      Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (three to thirty years), with the exception of building leasehold improvements, which are amortized over the term of the lease, if shorter. Effective October 1, 2004, the estimated useful lives of certain machinery and equipment were changed from five years to seven years. The use of these assets and the advancement of the associated technology have demonstrated that seven years is a more reasonable and accurate economic useful life, so the Company has aligned the depreciation expense associated with these assets with their future economic benefit. As a result of this change in estimated useful life, the Company recognized lower depreciation expense of approximately $12.0 million in fiscal year 2005 (than would have been recognized without the change in useful life) and anticipates recognizing lower depreciation expense of $20.7 million and $11.5 million in fiscal years 2006 and 2007, respectively, and higher depreciation expenses of $1.2 million, $10.7 million, $17.1 million, $12.1 million and $3.2 million in fiscal

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
years 2008, 2009, 2010, 2011 and 2012, respectively. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following:

	March 31,

	2005	2004

	(In thousands)
Machinery and equipment	$1,451,083	$1,333,578
Buildings	767,120	741,692
Leasehold improvements	100,218	86,133
Computer equipment and software	261,249	232,129
Land and other	370,063	358,646

	2,949,733	2,752,178
Accumulated depreciation and amortization	(1,245,217)	(1,127,178)

Property and equipment, net	$1,704,516	$1,625,000

      Total depreciation expense associated with property and equipment amounted to approximately $309.0 million, $311.4 million and $327.4 million in fiscal years 2005, 2004 and 2003, respectively.
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

Goodwill and Other Intangibles
      Goodwill of the reporting units is tested for impairment on January 31st and whenever events or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available to management, and for which management regularly reviews the operating results. For purposes of the annual goodwill impairment evaluation, the Company has identified two separate reporting units: Electronic Manufacturing Services and Network Services. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential likelihood that some or all of its goodwill would be considered impaired. The Company completed the annual impairment test during its fourth quarter of fiscal year 2005 and determined that no impairment existed as of the date of the impairment test.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the activity in the Company’s goodwill account during fiscal years 2005 and 2004:

	March 31,

	2005	2004

	(In thousands)
Balance, beginning of the year	$2,653,372	$2,121,997
Additions	594,691	450,959
Reclassification to other intangible assets*	(5,270)	(2,381)
Foreign currency translation adjustments	116,684	82,797

Balance, end of the year	$3,359,477	$2,653,372

*	Reclassification resulting from the completion of the final allocation of the Company’s intangible assets acquired through certain business combinations in a period subsequent to the respective period of acquisition, based on the completion of third-party valuations.
      All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies, customer relationships and other acquired intangibles. Contractual agreements, patents and trademarks, and developed technologies are amortized on a straight-line basis up to ten years. Other acquired intangibles related to favorable leases and customer relationships are amortized on a straight-line basis over three to ten years. No residual value is estimated for the intangible assets. During fiscal year 2005, there were approximately $113.2 million of additions to intangible assets, primarily related to certain customer relationships and certain contractual agreements. During fiscal year 2004, there were $27.1 million of additions to intangible assets, primarily related to purchased patents, license agreements and certain contractual agreements. The value of the Company’s intangible assets purchased through business combinations is principally determined based on third-party valuations of the net assets acquired. The Company is in the process of determining the value of its intangible assets acquired from certain acquisitions completed in fiscal year 2005 and expects to complete this by the end of the first quarter of fiscal year 2006. The components of intangible assets are as follows:

	March 31, 2005			March 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)			(In thousands)
Intangible assets:
Contractual agreements	$104,383	$(58,221)	$46,162	$77,706	$(31,584)	$46,122
Patents and trademarks	8,082	(1,688)	6,394	2,611	(536)	2,075
Developed technologies	11,812	(1,231)	10,581	500	(84)	416
Customer relationships	71,353	(4,342)	67,011	3,286	(426)	2,860
Other acquired intangibles	32,619	(20,055)	12,564	28,234	(11,647)	16,587

Total	$228,249	$(85,537)	$142,712	$112,337	$(44,277)	$68,060

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total intangible amortization expense recorded during fiscal years 2005, 2004 and 2003 amounted to $42.5 million, $36.7 million and $22.1 million, respectively. Expected future estimated annual amortization expense is as follows:

Fiscal Years Ending March 31,	Amount

(In thousands)
2006	$37,547
2007	22,336
2008	19,082
2009	14,813
2010	13,876
Thereafter	35,058

Total amortization expenses	$142,712

Derivative Instruments and Hedging Activities
      The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — an Amendment of SFAS 133” and No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. All derivative instruments are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in shareholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

Accounting for Stock-Based Compensation
      The Company currently maintains four stock-based employee compensation plans, which are more fully described in Note 8, “Shareholders’ Equity.” The Company accounts for its stock option awards to employees under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB Opinion No. 25.
      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period).
      SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. Modified Prospective Application Method: Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.

2. Modified Retrospective Application Method: Companies may also use the Modified Retrospective Application Method for all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.
      On April 14, 2005, the Securities and Exchange Commission (or the “SEC”) adopted a rule amendment that delayed the compliance dates for SFAS 123R such that the Company is now allowed to adopt the new standard no later than April 1, 2006. The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that it will result in significant stock-based compensation expense. The pro forma effects on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in the following table. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123R. The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R.

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands)
Net income (loss), as reported	$339,871	$(352,378)	$(83,453)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	2,155	1,772	1,085
Less: Fair value compensation costs, net of taxes	(175,981)	(54,623)	(72,911)

Pro forma net income (loss)	$166,045	$(405,229)	$(155,279)

Basic net income (loss) per share:
As reported	$0.61	$(0.67)	$(0.16)

Pro forma	$0.30	$(0.77)	$(0.30)

Diluted net income (loss) per share:
As reported	$0.58	$(0.67)	$(0.16)

Pro forma	$0.29	$(0.77)	$(0.30)

      On January 17, 2005, the Company’s Board of Directors approved accelerating the vesting of all out-of-the-money, unvested options to purchase the Company’s ordinary shares held by current employees, including executive officers. No options held by non-employee directors were subject to the acceleration. All options priced above $12.98, the closing price of the Company’s ordinary shares on January 17, 2005, were considered to be out-of-the-money. The acceleration was effective as of January 17, 2005, provided that holders of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, had the opportunity to decline the acceleration of ISO options in order to prevent changing the status of the ISO option for federal income tax purposes to a non-qualified stock option.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The acceleration of these options was done primarily to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these options upon the adoption of SFAS 123R. In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, management believes that the acceleration may have a positive effect on employee morale and retention. The future expense that was eliminated was approximately $121.2 million (of which approximately $26.4 million is attributable to options held by executive officers). This amount is reflected in the pro forma footnote disclosure above.
      In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal years 2005, 2004 and 2003 were estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions. The fiscal year 2003 pro forma net loss and net loss per share presented above have been revised. The changes did not impact the Company’s consolidated statements of operations in 2003.

	Fiscal Year Ended March 31,

	2005	2004	2003

Volatility	79.4%	84.8%	77.0%
Risk-free interest rate	3.0%	2.3%	3.8%
Dividend yield	0.0%	0.0%	0.0%
Expected option lives	3.8 years	3.8 years	3.6 years
      In fiscal year 2003, 2004 and the first nine months of fiscal year 2005, the Company used its historical volatility as its basis to estimate expected volatility. In light of recent accounting guidance related to stock options, the Company reevaluated the volatility assumptions used to estimate the value of employee stock options granted in the fourth quarter of fiscal year 2005. Management determined that implied volatility related to publicly traded options is more reflective of market conditions and a better indicator of expected volatility than historical volatility. As such, the volatility in fiscal year 2005 reflected a prospective change in volatility beginning in the fourth quarter of fiscal year 2005.
      The following weighted average assumptions are used in estimating fair value related to shares issued under employee stock purchase plans:

	Fiscal Year Ended March 31,

	2005	2004	2003

Volatility	41.3%	44.0%	44.0%
Risk-free interest rate	1.7%	1.4%	1.1%
Dividend yield	0.0%	0.0%	0.0%
Expected option lives	0.5 years	0.5 years	0.5 years
      Due to the subjective nature of the assumptions used in the Black-Scholes model, the pro forma net loss and net loss per share disclosures may not reflect the associated fair value of the outstanding options.
      The Company provides restricted stock grants to key employees under its 2002 Interim Incentive Plan. Shares awarded under the plan vest in installments over a five-year period and unvested shares are forfeited upon termination of employment. During fiscal year 2005, 175,000 shares of restricted stock were granted with a fair value on the date of grant of $13.58 per share. During fiscal year 2004, 230,000 shares of restricted stock were granted with a fair value on the date of grant of $10.88 per share. During fiscal year 2003, 1,230,000 shares of restricted stock were granted with a fair value on the date of grant of $5.88 per share. The unearned compensation associated with the restricted stock grants was $6.8 million and $6.5 million as of March 31, 2005 and March 31, 2004, respectively. The amounts are included in shareholders’ equity as a component of additional paid-in capital. Grants of restricted stock are recorded as compensation expense over

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the vesting period at the fair market value of the stock at the date of grant. In fiscal years 2005, 2004 and 2003, compensation expense related to the restricted stock grants amounted to $2.2 million, $1.8 million and $1.1 million, respectively.

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
      Earnings (loss) per share was computed as follows:

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Basic and diluted net earnings (loss) per share:
Net income (loss)	$339,871	$(352,378)	$(83,453)
Shares used in computation:
Weighted average ordinary shares outstanding	552,920	525,318	517,198

Basic earnings (loss) per share	$0.61	$(0.67)	$(0.16)

Diluted earnings (loss) per share:
Net income (loss)	$339,871	$(352,378)	$(83,453)
Shares used in computation:
Weighted average ordinary shares outstanding	552,920	525,318	517,198
Weighted average ordinary share equivalents from stock options and awards(1)	12,956	—	—
Weighted average ordinary share equivalents from convertible notes(2)	19,623	—	—

Weighted average ordinary shares and ordinary share equivalents outstanding	585,499	525,318	517,198

Diluted earnings (loss) per share	$0.58	$(0.67)	$(0.16)

(1)	Due to the Company’s reported net loss, the ordinary share equivalents from stock options and restricted stock to purchase 13,668,419 and 8,730,635 shares outstanding were excluded from the computation of diluted earnings (loss) per share during fiscal years 2004 and 2003, respectively, because the inclusion would be anti- dilutive for the periods.

Also, the ordinary share equivalents from stock options to purchase 24,186,135, 14,750,432 and 26,010,567 shares outstanding during fiscal years 2005, 2004 and 2003, respectively, were excluded from the computation of diluted earnings (loss) per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)	Ordinary share equivalents from the zero coupon convertible junior subordinated notes of 19,047,619 and 809,772 shares outstanding were anti-dilutive in fiscal years 2004 and 2003, respectively. Therefore, these are not assumed to be converted for diluted earnings (loss) per share computation. Such shares were included as common stock equivalents during fiscal year 2005.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the ordinary share equivalents from the principal portion of the 1% convertible subordinated notes due August 2010 are excluded from the computation of diluted earnings (loss) per share, as the Company has the positive intent and ability to settle the principal amount of the notes in cash. The Company intends to settle any conversion spread (excess of conversion value over face value) in stock. Accordingly, 575,587 ordinary shares equivalents from the conversion spread have been included in the shares used for computation of diluted earnings per share during fiscal 2005. The ordinary shares equivalent of 851,274 from the conversion spread were anti-dilutive in fiscal year 2004, and therefore, these were excluded from the computation of diluted earnings (loss) per share during fiscal year 2004. No such shares were outstanding during fiscal year 2003.

Recent Accounting Pronouncements

Inventory Costs
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This statement amends the guidance of ARB. No 43, Chapter 4 “Inventory Pricing” and requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004
      FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently assessing the impact of this provision and has not determined whether to elect to apply it. Any effect on the Company’s tax accounts will be reflected in the quarter in which a decision is made to apply the provision.

Share-Based Payments
      See Note 2, “Accounting for Stock-Based Compensation.”

Exchanges of Nonmonetary Assets
      On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities
      In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP 46(R)-5”), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective the first period beginning after March 3, 2005. The Company is currently evaluating the effect that the adoption of FSP 46(R)-5 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Reclassifications
      The Company has reclassified certain prior year information to conform to the current year’s presentation.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES
      The following table represents supplemental cash flow disclosure and non-cash investing and financing activities during the fiscal year:

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands)
Net cash paid for:
Interest	$76,060	$89,244	$107,395
Income taxes	$24,246	$36,356	$11,348
Non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$6,091	$18,713	$—
Issuance of ordinary shares for acquisition of businesses	$127,226	$3,162	$14,712

4.	BANK BORROWINGS AND LONG-TERM DEBT
      Bank borrowings and long-term debt was comprised of the following:

	March 31,

	2005	2004

	(In thousands)
Short term bank borrowings	$10,304	$89,335
0.00% convertible junior subordinated notes	200,000	200,000
9.875% senior subordinated notes, net of discount	7,659	7,659
9.75% Euro senior subordinated notes	7,432	181,422
1.00% convertible subordinated notes	500,000	500,000
6.50% senior subordinated notes	399,650	399,650
6.25% senior subordinated notes	490,270	—
Outstanding under revolving lines of credit	—	220,000
Other	102,562	107,398

	1,717,877	1,705,464
Current portion	(17,448)	(96,287)

Non-current portion	$1,700,429	$1,609,177

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Maturities for the Company’s bank borrowings and long-term debt are as follows:

Fiscal Years Ending March 31,	Amount

(In thousands)
2006	$17,448
2007	28,417
2008	200,000
2009	—
2010	—
Thereafter	1,472,012

Total	$1,717,877

Revolving Credit Facilities and Other Credit Lines
      The Company has a revolving credit facility, which as of March 31, 2005, was in the amount of $1.1 billion, and under which there were no borrowings outstanding as of March 31, 2005. On May 27, 2005, the Company amended the credit facility to increase the amount of the facility to $1.35 billion and to make certain other changes. The amended credit facility consists of two separate credit agreements, one providing for up to $1.105 billion principal amount of revolving credit loans to the Company and its designated subsidiaries; and one providing for up to $245.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. The amended credit facility is a five-year facility expiring in May 2010. Borrowings under the amended credit facility bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or 0.50% plus the federal funds rate) plus the applicable margin for base rate loans ranging between 0.0% and 0.125%, based on the Company’s credit ratings; or (ii) the LIBOR rate plus the applicable margin for LIBOR loans ranging between 0.625% and 1.125%, based on the Company’s credit ratings. The Company is required to pay a quarterly commitment fee ranging from 0.125% to 0.250% per annum of the unutilized portion of the credit facility and, if the utilized portion of the facility exceeds 33% of the total commitment, a quarterly utilization fee ranging between 0.125% to 0.250% on such utilized portion, in each case based on the Company’s credit ratings. The Company is also required to pay letter of credit usage fees ranging between 0.625% and 1.125% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and issuance fees of 0.125% per annum on the daily average undrawn amount of letter of credit.
      The amended credit facility is unsecured, and contains certain restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The amended credit facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries.
      Certain subsidiaries of the Company have various lines of credit available with annual interest rates ranging from 3.97% to 15.0%. These lines of credit expire on various dates through fiscal year 2006. The Company also has term loans with annual interest rates ranging from 4.63% to 10.25%. These lines of credit and term loans are primarily secured by assignment of account receivables and assets.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.75% Euro Senior Subordinated Notes
      In March 2005, the Company paid approximately $190.1 million to redeem €144.2 million of 9.75% euro senior subordinated notes due July 2010. In connection with the redemption, the Company incurred a loss of approximately $16.3 million in fiscal year 2005 associated with the early extinguishment of the notes.

6.25% Senior Subordinated Notes
      In November 2004, the Company issued $500.0 million of 6.25% senior subordinated notes due in November 2014, for net proceeds of $493.0 million, of which $469.0 million was used to pay down the then outstanding balance on the Company’s existing revolving credit facility.
      The Company may redeem the notes in whole or in part at redemption prices of 103.125%, 102.083% and 101.042% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on November 15 of the years 2009, 2010 and 2011, and at a redemption price of 100% of the principal amount thereof on and after November 15, 2012, in each case, plus any accrued and unpaid interest to the redemption date. In addition, if the Company generates net cash proceeds from certain equity offerings on or before November 15, 2007, the Company may redeem up to 35% in aggregate principal amount of the Notes at a redemption price of 106.25% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to the redemption date.
      The indenture governing the Company’s outstanding 6.25% senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, (iv) make distributions or pay dividends, (v) purchase or redeem capital stock, or (vi) engage in transactions with affiliates. The covenants are subject to a number of significant exceptions and limitations.

1.0% Convertible Subordinated Notes
      In August 2003, the Company issued $500.0 million aggregate principal amount of 1.0% convertible subordinated notes due August 2010. The notes are convertible at any time prior to maturity into ordinary shares of the Company at a conversion price of $15.525 (subject to certain adjustments). The Company used a portion of the net proceeds from this issuance and other cash sources to repurchase $492.3 million of its 9.875% senior subordinated notes due July 2010. In connection with the repurchase, the Company incurred a loss of approximately $95.2 million during second quarter of fiscal year 2004 associated with the early extinguishment of the notes.

6.5% Senior Subordinated Notes
      In May 2003, the Company issued $400.0 million of 6.5% senior subordinated notes due May 2013. In June 2003, the Company used $156.6 million of the net proceeds from the issuance to redeem all of its outstanding 8.75% senior subordinated notes due October 2007, of which $150.0 million aggregate principal was outstanding. In connection with the redemption, the Company incurred a loss of approximately $8.7 million during first quarter of fiscal year 2004 associated with the early extinguishment of the notes.
      The Company may redeem the notes in whole or in part at redemption prices of 103.250%, 102.167% and 101.083% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on May 15 of the years 2008, 2009 and 2010, and at a redemption price of 100% of the principal amount thereof on and after 2011, in each case, plus any accrued and unpaid interest to the redemption date. In addition, if the Company generates net cash proceeds from certain equity offerings on or before May 15, 2006, the Company may redeem up to 35% in aggregate principal amount of the Notes at a redemption price of 106.5% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to the redemption date.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The indenture governing the Company’s outstanding 6.5% senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, (iv) make distributions or pay dividends, (v) purchase or redeem capital stock, or (vi) engage transactions with affiliates. The covenants are subject to a number of significant exceptions and limitations.

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
      As of March 31, 2005, the approximate fair values of the Company’s 9.875% notes, 9.75% notes, 6.5% notes, 6.25% notes and 1% convertible notes based on broker trading prices were 98.625%, 106.5%, 99.25%, 95.0% and 99.0% of the face values of the notes, respectively.

5.	FINANCIAL INSTRUMENTS
      The value of the Company’s cash and cash equivalents, investments, accounts receivable and accounts payable carrying amount approximates fair value. The fair value of the Company’s long-term debt is determined based on current broker trading prices. The Company’s cash equivalents are comprised of cash deposited in money market accounts and certificates of deposit (see Note 2, “Summary of Accounting Policies”). The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.
      The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in non-functional currencies. The Company has established currency risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign currency exchange rates. The Company enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. The Company does not engage in foreign currency speculation. The credit risk of these forward contracts is minimized since the contracts are with large financial institutions. The Company hedges committed exposures and these forward contracts generally do not subject the Company to risk of accounting losses. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged.
      The aggregate notional amount of outstanding contracts was $2.4 billion and $1.5 billion as of March 31, 2005 and 2004, respectively. The majority of these foreign exchange contracts expire in less than one month and almost all expire within six months. As of March 31, 2005 and 2004, the fair value of these short-term foreign currency forward contracts was recorded as other current assets amounting to $13.4 million and $8.9 million respectively. As of March 31, 2005 and 2004, the Company had recorded in other comprehensive income (loss) deferred losses of $6.3 million and deferred gains of $4.3 million, respectively, relating to the Company’s foreign currency forward contracts. These amounts are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for all periods presented.
      On November 17, 2004, the Company issued $500.0 million of 6.25% senior subordinated notes due in November 2014. Interest is payable semiannually on May 15 and November 15. The Company entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to a variable rate debt. The swaps, which expire in 2014, are accounted for as fair value hedges under SFAS 133. The notional amounts of the swaps total $400.0 million. Under the terms of the swaps, the Company will pay an interest

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.37% to 1.52%. In exchange, the Company will receive a payment based on a fixed rate of 6.25%. At March 31, 2005, $9.7 million has been recorded in other current assets to record the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% senior subordinated notes on the Consolidated Balance Sheet.

6.	TRADE RECEIVABLES SECURIZATION
      The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.0% of serviced receivables per annum. The Company pays annual facility and commitment fees of up to 0.24% for unused amounts and program fees of up to 0.34% of outstanding amounts. The securitization agreement allows the operating subsidiaries participating in the securitization to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. The agreement, which expires in March 2006, is subject to annual renewal.
      At March 31, 2005, the unaffiliated financial institution’s maximum investment limit was $250 million. The Company has sold $249.9 million and $328.0 million of its accounts receivable as of March 31, 2005 and 2004, respectively, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of $134.7 million and $172.1 million from the unaffiliated financial institutions for the sale of these receivables during fiscal years 2005 and 2004, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $123.1 million and $161.6 million as of March 31, 2005 and 2004, respectively.
      Additionally, during fiscal year 2005, the Company sold approximately $426.0 million of receivables to a banking institution with limited recourse, which management believes is nominal. The outstanding balance of sold receivables, not yet collected, was $202.1 million as of March 31, 2005.
      In accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability”, the accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	COMMITMENTS AND CONTINGENCIES
      As of March 31, 2005 and 2004, the gross carrying amount of the Company’s property and equipment financed under capital leases amounted to approximately $41.8 million and $38.3 million, respectively. Accumulated depreciation for property and equipment under capital leases totaled $23.9 million and $14.7 million at March 31, 2005 and 2004, respectively. These capital leases have interest rates ranging from 2.5% to 12.7%. The Company also leases certain of its facilities under non-cancelable operating leases. The capital and operating leases expire in various years through 2059 and require the following minimum lease payments:

	Capital	Operating
Fiscal Year Ending March 31,	Lease	Lease

	(In thousands)
2006	$9,202	$77,497
2007	5,764	54,496
2008	1,044	36,505
2009	972	24,969
2010	690	19,549
Thereafter	1,207	202,900

Total minimum lease payments	18,879	$415,916

Amount representing interest	(1,020)

Present value of total minimum lease payments	17,859
Current portion	(8,718)

Capital lease obligation, net of current portion	$9,141

      Total rent expense amounted to $92.3 million, $94.1 million, and $116.3 million in fiscal years 2005, 2004 and 2003, respectively.
      Included in the above remaining operating lease payments commitments are payments under two leases located in Mexico and Texas. Refer to Note 15, “Consolidation of Variable Interest Entities” for further discussion.
      On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’s purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first and second stages completed in November 2004 and February 2005, and further stages scheduled in multiple phases during fiscal year 2006. Refer to Note 13, “Business Acquisitions” for further discussion.
      The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES
      The domestic (“Singapore”) and foreign components of income (loss) before income taxes were comprised of the following:

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands)
Domestic	$42,374	$19,251	$33,628
Foreign	234,535	(439,370)	(180,867)

Total	$276,909	$(420,119)	$(147,239)

      The benefit from income taxes consisted of the following:

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands)
Current:
Domestic	$2,088	$3,388	$4,095
Foreign	28,516	91,282	18,361

	30,604	94,670	22,456
Deferred:
Domestic	870	(599)	700
Foreign	(94,436)	(161,812)	(86,942)

	(93,566)	(162,411)	(86,242)

Benefit from income taxes	$(62,962)	$(67,741)	$(63,786)

      The domestic statutory income tax rate was approximately 20.0% in fiscal years 2005 and 2004 and 22.0% in fiscal year 2003. The reconciliation of the income tax benefit expected based on domestic statutory income tax rates to the benefit for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands)
Income tax based on domestic statutory rates	$55,382	$(84,024)	$(32,392)
Effect of tax rate differential	(318,256)	(114,143)	(128,969)
Goodwill and other intangibles amortization	4,252	3,672	4,872
Change in valuation allowance	202,463	142,556	117,894
Other	(6,803)	(15,802)	(25,191)

Benefit from income taxes	$(62,962)	$(67,741)	$(63,786)

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred income taxes are as follows:

	March 31,

	2005	2004

	(In thousands)
Deferred tax liabilities:
Fixed assets	$(37,669)	$(39,373)
Intangible assets	(26,633)	(27,540)
Others	(3,874)	(1,684)

Total deferred tax liabilities	(68,176)	(68,597)

Deferred tax assets:
Deferred compensation	4,710	8,229
Provision for inventory obsolescence	14,466	15,138
Provision for doubtful accounts	1,303	3,674
Net operating loss and other carryforwards	1,564,628	1,169,906
Others	68,730	64,245

	1,653,837	1,261,193
Valuation allowances	(888,592)	(573,567)

Total deferred tax asset	765,245	687,626

Net deferred tax asset	$697,069	$619,029

Classification of net deferred tax asset:
Current	$12,117	$14,244
Long-term	684,952	604,785

Total	$697,069	$619,029

      The Company has total tax loss carryforwards of approximately $3.9 billion, a portion of which begin expiring in 2010. Utilization of the tax loss carryforwards and other deferred tax assets is limited by the future earnings of the Company in the tax jurisdictions in which such deferred assets arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize any benefit from the deferred tax assets. The valuation allowance provides a reserve against deferred tax assets that may not be realized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. The change in valuation allowance is net of certain increases and decreases to prior year losses and other carryforwards that have no current impact on the tax provision. Approximately $32.5 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options, which will be credited directly to shareholders’ equity and will not be available to benefit the income tax provision in any future period.
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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SHAREHOLDERS’ EQUITY

Equity Offering
      On July 27, 2004, the Company completed a public offering of 24,330,900 of its ordinary shares for which the Company received net proceeds of approximately $299.5 million.

Stock Option and Incentive Plans
      At March 31, 2005, the Company had four stock-based employee compensation plans: the 2004 Award Plan for New Employees (the “2004 Plan”), the 2002 Interim Incentive Plan (the “2002 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”) and the 1997 Employee Stock Purchase Plan.
      The 2001 Plan provides for grants of up to 7,000,000 shares. Additionally, upon adoption of the 2001 Plan, the remaining shares that were available under the Company’s 1993 Share Option Plan (the “1993 Plan”), the 1999 Interim Option Plan, the 1998 Interim Option Plan, the 1997 Interim Option Plan, and all assumed plans and any shares issuable upon exercise of the options granted under those plans that expire or become unexercisable for any reason without having been exercised in full, are available for grant under the 2001 Plan. The adoption of the 2001 Plan mandated that no additional options be granted under the 1993 Plan, the 1999 Interim Option Plan, the 1998 Interim Option Plan, the 1997 Interim Option Plan, or the assumed plans. Any options outstanding under these plans will remain outstanding until exercised or until they terminate or expire by their terms. The 2001 Plan contains two separate equity incentive programs including a discretionary option grant program and an automatic option grant program. The discretionary option grant program is administered by the Compensation Committee with respect to officers and directors, and by the Chief Executive Officer with respect to all other employees.
      Options granted under the 2001 Plan, the 1993 Plan, the 1999 Interim Option Plan, the 1998 Interim Option Plan, and the 1997 Interim Option Plan generally vest over four years. Options granted under the assumed plans have varying vesting schedules. Options granted under the 2001 Plan generally expire ten years from the date of grant. Pursuant to an amendment to the provisions relating to the term of options provided under the 1993 Plan, options granted subsequent to October 1, 2000 expire ten years from the date of grant, rather than the five-year term previously provided. Options granted under the 1999 Interim Option Plan expire five years from the date of grant. Options granted prior to July 2002 under the 1998 and 1997 Interim Option Plans expire five years from the date of grant and all subsequent option grants generally expire ten years from the date of grant.
      The 2002 Plan provides for grants of up to 20,000,000 shares. The plan provides grants of nonqualified stock options to employees, officers and directors. The exercise price of options granted under the 2002 Plan is determined by the Company’s Compensation Committee and may not be less than the fair market value of the underlying stock on the date of grant. Options issued under the 2002 Plan generally vest over four years and generally expire ten years from the date of grant.
      The 2004 Plan provides for grants of up to 7,500,000 shares. The plan provides grants of nonqualified stock options to new employees. The exercise price of options granted under the 2004 Plan is determined by the Company’s Compensation Committee and may not be less than the fair market value of the underlying stock on the date of grant. Options issued under the 2004 Plan generally vest over four years and generally expire ten years from the date of grant.
      The Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”) provides for issuance of up to 3,400,000 ordinary shares. The Purchase Plan was approved by the shareholders in October 1997. Under the Purchase Plan, employees may purchase, on a periodic basis, a limited number of ordinary shares through payroll deductions over a six-month period up to 10% of each participant’s compensation. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period,

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
whichever is lower. The ordinary shares sold under this plan in fiscal year 2005, fiscal year 2004 and fiscal year 2003 amounted to 560,596, 717,595, and 1,009,692, respectively. The weighted-average fair value of ordinary shares sold under this plan in fiscal years 2005, 2004 and 2003 was $14.31, $10.30 and $11.52 per share, respectively.
      The following table presents the activity for options outstanding under all of the stock option plans (“Price” reflects the weighted average exercise price):

	March 31, 2005		March 31, 2004		March 31, 2003

	Options	Price	Options	Price	Options	Price

Outstanding, beginning of fiscal year	50,303,999	$12.86	55,682,533	$11.35	45,641,139	$15.00
Granted	18,461,056	13.94	8,841,856	15.60	19,864,076	6.97
Exercised	(3,182,087)	9.34	(8,235,283)	6.66	(4,567,256)	4.05
Forfeited	(8,004,567)	17.99	(5,985,107)	11.39	(5,255,426)	21.25

Outstanding, end of fiscal year	57,578,401	$12.67	50,303,999	$12.86	55,682,533	$11.35

Options exercisable, end of fiscal year	40,484,074		27,638,781		31,056,183

Weighted average fair value per option granted	$7.99		$9.47		$4.84

      The following table presents the composition of options outstanding and exercisable as of March 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 0.42 - $ 5.88	7,053,025	4.28	$4.63	5,998,121	$4.41
$ 5.96 - $ 6.23	644,644	3.75	6.17	641,311	6.17
$ 7.13 - $ 7.90	11,754,976	6.84	7.88	5,265,193	7.86
$ 8.01 - $11.53	5,836,848	7.64	10.20	2,245,515	8.88
$11.57 - $13.18	7,574,965	9.47	12.68	3,120,440	13.14
$13.35 - $15.90	8,219,876	7.19	14.70	6,721,552	14.99
$15.95 - $17.37	6,948,010	8.48	16.93	6,946,960	16.93
$17.38 - $23.19	7,474,801	6.90	19.71	7,473,726	19.71
$23.61 - $43.00	2,068,956	0.41	28.43	2,068,956	28.43
$44.13 - $44.13	2,300	0.44	44.13	2,300	44.13

$ 0.42 - $44.13	57,578,401	6.94	$12.67	40,484,074	$13.77

10.	RESTRUCTURING CHARGES
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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that the Company has shifted its manufacturing capacity to locations with higher efficiencies and, in some instances, lower costs, and is better utilizing its overall existing manufacturing capacity. This has enhanced the Company’s ability to provide cost-effective manufacturing service offerings, which enables it to retain and expand the Company’s existing relationships with customers and attract new business. These restructuring activities were substantially complete as of March 31, 2004, with some smaller-scale activities occurring in fiscal year 2005. The facility closures and activities related to the restructuring charges were substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations.
      The Company accounts for costs associated with restructuring activities initiated after December 31, 2002 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activities.” SFAS 146 requires that the liability for costs associated with exit or disposal of activities be recognized when the liability is incurred.
Fiscal Year 2005
      The Company recognized restructuring charges of approximately $95.4 million during fiscal year 2005 related to severance, the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities. The Company has classified $78.4 million of the charges associated with facility closures as a component of cost of sales during fiscal year 2005. The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During fiscal year 2005, the Company recorded approximately $16.3 million of other exit costs primarily associated with contractual obligations. As of March 31, 2005, approximately $1.9 million is classified as long-term obligations and will be paid throughout the term of the terminated leases.
      As of March 31, 2005, assets that were no longer in use and held for sale totaled approximately $59.3 million, primarily representing manufacturing facilities located in the Americas that have been closed as part of the facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other assets on the consolidated balance sheet.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the restructuring charges during the first, second, third, and fourth quarters of fiscal year 2005 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total	Nature

	(In thousands)
Americas:
Severance	$1,793	$—	$—	$—	$1,793
Long-lived asset impairment	365	125	—	5,300	5,790
Other exit costs	1,598	321	170	—	2,089

Total restructuring charges	3,756	446	170	5,300	9,672

Asia:
Severance	—	872	—	—	872
Long-lived asset impairment	—	267	—	—	267
Other exit costs	—	1,220	—	—	1,220

Total restructuring charges	—	2,359	—	—	2,359

Europe:
Severance	17,447	15,613	29,092	1,515	63,667
Long-lived asset impairment	100	5,743	—	795	6,638
Other exit costs	2,285	9,341	1,397	—	13,023

Total restructuring charges	19,832	30,697	30,489	2,310	83,328

Total
Severance	19,240	16,485	29,092	1,515	66,332	Cash
Long-lived asset impairment	465	6,135	—	6,095	12,695	Non-cash
Other exit costs	3,883	10,882	1,567	—	16,332	Cash & non-cash

Total restructuring charges	$23,588	$33,502	$30,659	$7,610	$95,359

      During fiscal year 2005 the Company recorded approximately $66.3 million of employee termination costs associated with the involuntary terminations of approximately 3,000 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 300 for the Americas, 200 for Asia and 2,500 for Europe, respectively. As of March 31, 2005, approximately 2,950 employees have been terminated under these plans, while approximately 50 employees have been notified but not yet terminated. Approximately $54.7 million of the charges were classified as a component of cost of sales.
      During fiscal year 2005 the Company also recorded approximately $12.7 million for the write-down of property and equipment and other assets associated with various manufacturing and administrative facility closures. Approximately $11.2 million of this amount was classified as a component of cost of sales.
      The restructuring charges recorded during fiscal year 2005 also included approximately $16.3 million for other exit costs. Approximately $12.5 million of the amount was classified as a component of cost of sales. Of this amount, customer disengagement costs amounted to approximately $5.5 million; facility lease obligations accounted for approximately $2.3 million and facility abandonment and refurbishment costs accounted for approximately $3.7 million.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs incurred during fiscal year ended March 31, 2005:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total

	(In thousands)
Activities during the year:
Provision	$66,332	$12,695	$16,332	$95,359
Cash payments	(57,758)	—	(6,977)	(64,735)
Non-cash charges	—	(12,695)	(6,624)	(19,319)

Balance as of March 31, 2005	8,574	—	2,731	11,305
Less:
Current portion (classified as other current liabilities)	(8,574)	—	(799)	(9,373)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$—	$—	$1,932	$1,932

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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The components of the restructuring charges during the quarters of fiscal year 2004 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total	Nature

	(In thousands)
Americas:
Severance	$3,691	$14,072	$5,023	$3,623	$26,409
Long-lived asset impairment	64,844	18,024	2,273	8,247	93,388
Other exit costs	17,736	18,492	18,978	25,772	80,978

Total restructuring charges	86,271	50,588	26,274	37,642	200,775

Asia:
Severance	—	—	—	—	—
Long-lived asset impairment	111,340	—	—	—	111,340
Other exit costs	—	—	—	—	—

Total restructuring charges	111,340	—	—	—	111,340

Europe:
Severance	8,200	6,003	28,081	35,040	77,324
Long-lived asset impairment	114,388	1,497	8,008	2,539	126,432
Other exit costs	6,909	2,164	8,656	6,748	24,477

Total restructuring charges	129,497	9,664	44,745	44,327	228,233

Total:
Severance	11,891	20,075	33,104	38,663	103,733	Cash
Long-lived asset impairment	290,572	19,521	10,281	10,786	331,160	Non-cash
Other exit costs	24,645	20,656	27,634	32,520	105,455	Cash & non-cash

Total restructuring charges	$327,108	$60,252	$71,019	$81,969	$540,348

      During fiscal year 2004, the Company recorded approximately $103.7 million of employee termination costs associated with the involuntary terminations of approximately 5,200 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 2,100 and 3,100 for the Americas and Europe, respectively. As of March 31, 2005, the total employees terminated under these plans had reached approximately 5,110, while approximately 90 employees have been notified but not yet terminated. Approximately $84.6 million of the net charges were classified as a component of cost of sales during fiscal year 2004.
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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other assets on the consolidated balance sheet.
      The restructuring charges recorded during fiscal year 2004 also included approximately $105.5 million for other exit costs. Approximately $75.3 million of this amount was classified as a component of cost of sales in fiscal year 2004. Other exit costs included contractual obligations totaling $59.1 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $46.2 million, equipment lease terminations amounting to $7.3 million and payments to suppliers and third parties to terminate contractual agreements amounting to $5.6 million. Expenses associated with lease obligations are estimated based on future lease payment, less any estimated sublease income. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal year 2024. Other exit costs also included charges of $17.7 million relating to asset impairments resulting from customer contracts that were terminated by the Company as a result of various facility closures. The Company had disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal year 2004. Other exit costs also included $4.1 million of net facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $24.6 million primarily related to legal and consulting costs, and various government obligations for which the Company is liable as a direct result of its facility closures. The legal costs mainly relate to a settlement reached in November 2003 in the lawsuit with Beckman Coulter, Inc., relating to a contract dispute involving a manufacturing relationship between the companies. Pursuant to the terms of the settlement agreement, Flextronics agreed to a $23.0 million cash payment to Beckman Coulter to resolve the matter, and Beckman Coulter agreed to dismiss all pending claims against the Company and release the Company from any future claims relating to this matter.
      The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs initiated prior to fiscal year ended March 31, 2004:

		Other Exit
	Severance	Costs	Total

	(In thousands)
Balance as of March 31, 2004	$22,376	$38,731	$61,107
Activities during fiscal year 2005:
Cash payments	(18,653)	(23,914)	(42,567)

Balance as of March 31, 2005	3,723	14,817	18,540
Less:
Current portion (classified as other current liabilities)	(3,723)	(8,639)	(12,362)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$—	$6,178	$6,178

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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net restructuring and other charges recorded during the first and third quarters of fiscal year 2003 were as follows:

	First	Third
	Quarter	Quarter	Total	Nature

	(In thousands)
Americas:
Severance	$21,053	$11,654	$32,707
Long-lived asset impairment	31,061	30,017	61,078
Other exit costs	42,287	31,086	73,373

Total restructuring charges	94,401	72,757	167,158

Asia:
Severance	2,306	183	2,489
Long-lived asset impairment	5,072	(5,397)	(325)
Other exit costs	1,349	(1,677)	(328)

Total restructuring charges	8,727	(6,891)	1,836

Europe:
Severance	53,542	29,737	83,279
Long-lived asset impairment	20,146	(10,335)	9,811
Other exit costs	23,551	11,320	34,871

Total restructuring charges	97,239	30,722	127,961

Total
Severance	76,901	41,574	118,475	Cash
Long-lived asset impairment	56,279	14,285	70,564	Non-cash
Other exit costs	67,187	40,729	107,916	Cash & non-cash

Total restructuring charges	$200,367	$96,588	$296,955

      In connection with the facility closures, the Company developed plans to exit certain activities and involuntarily terminate employees. Management’s plan to exit an activity included the identification of duplicate manufacturing and administrative facilities for closure or consolidation into other facilities.
      During fiscal year 2003, the Company recorded approximately $118.5 million of net employee termination costs associated with the involuntary terminations of approximately 8,100 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region are as follows: 2,900 for the Americas, 4,900 for Asia and 300 for Europe. As of March 31, 2005, all identified employees have been terminated. Approximately $59.6 million and $34.6 million of the net charges were classified as a component of cost of sales in the first and third quarters of fiscal year 2003, respectively. The third quarter charges reflect a reversal of prior period termination costs of approximately $5.8 million due to changes in estimated severance payment amounts and a reduction in the number employees that were previously identified for termination.
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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The restructuring charges recorded during fiscal year 2003 also included approximately $107.9 million for other exit costs. Approximately $64.4 million and $42.8 million of this amount were classified as a component of cost of sales in the first and third quarters of fiscal year 2003, respectively. The third quarter charges reflect a reversal of prior period restructuring charges of approximately $7.3 million relating to revisions of previous estimates, primarily related to the company’s ability to subsequently successfully negotiate reductions in certain contractual obligations. Other exit costs included contractual obligations totaling $75.6 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $49.9 million, equipment lease terminations amounting to $14.4 million and payments to suppliers and third parties to terminate contractual agreements amounting to $11.3 million. Expenses associated with lease obligations are estimated based on future lease payment, less any estimated sublease income. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal year 2017. Other exit costs also included charges of $19.7 million relating to asset impairments resulting from customer contracts that were terminated by the Company as a result of various facility closures. These asset impairments were determined based on the difference between the carrying amount and the realizable value of the impaired inventory and accounts receivable. The Company disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal year 2003. Other exit costs also included $11.0 million of net facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining $1.6 million primarily included incremental amounts of legal and consulting costs, and various government obligations for which the Company is liable as a direct result of its facility closures.
      The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs initiated prior to March 31, 2003:

		Other
	Severance	Exit Costs	Total

	(In thousands)
Balance as of March 31, 2004	$4,720	$15,658	$20,378
Activities during fiscal year 2005:
Cash payments	(3,466)	(8,869)	(12,335)

Balance as of March 31, 2005	1,254	6,789	8,043
Less:
Current portion (classified as other current liabilities)	(353)	(3,027)	(3,380)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$901	$3,762	$4,663

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	OTHER CHARGES (INCOME), NET
      During fiscal year 2005, the Company realized a foreign exchange gain of $29.3 million from the liquidation of certain international entities, offset by a loss of $8.2 million for other than temporary impairment of its investments in certain non-publicly traded technology companies and $7.6 million of charges relating to the resignation of Robert R.B. Dykes from his position as Chief Financial Officer. In connection with his termination of employment, the Company amended certain of Mr. Dykes’ stock option agreements to provide for full acceleration of vesting of approximately 1.2 million of Mr. Dykes’ outstanding but unvested stock options and extension of the expiration date of approximately 1.5 million stock options to five years after his employment termination date. Such options would otherwise have expired ninety days after the termination of employment. This resulted in a charge of approximately $5.6 million. In addition, the Company made a lump-sum cash payment of approximately $2.0 million to Mr. Dykes.
      During fiscal year 2003, the Company recorded $7.4 million related to the impairment of investments in certain non-publicly traded technology companies.

12.	RELATED PARTY TRANSACTIONS
      Since June 2003, neither the Company nor any of its subsidiaries have made any loans to its executive officers. Prior to that time, the Company extended loans to several of its executive officers. Each loan was evidenced by a promissory note in favor of the Company and was generally secured by a deed of trust on property of the officer. Certain notes were non-interest bearing and others had interest rates ranging from 1.49% to 5.85%. There were no loans outstanding from the Company’s executive officers as of March 31, 2005. The outstanding balance of the loans, including accrued interest was approximately $9.5 million as of March 31, 2004. Additionally, in connection with an investment partnership, one of the Company’s subsidiaries made loans to several of its executive officers to fund their contributions to the investment partnership. Each loan was evidenced by a full-recourse promissory note in favor of the Company. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of March 31, 2005 and 2004 was approximately $1.8 million and $2.2 million, respectively.

13.	BUSINESS ACQUISITIONS

Fiscal Year 2005
      The business acquisitions described below were accounted for using the purchase method of accounting, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative pro forma information, with the exception of Hughes Software Systems Limited (HSS), has not been presented, as the results of the operations of the acquired businesses were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete this by the end of the first quarter of fiscal year 2006.

Nortel
      On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’s purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The assets to be acquired consist primarily of inventory and capital equipment currently in use. The purchase of these assets will occur in stages, with the first and second stages completed in November 2004 and February 2005, and further stages scheduled in multiple phases during fiscal year 2006.
      Subject to closing the remaining asset acquisitions, Flextronics will provide the majority of Nortel’s systems integration activities, final assembly, testing and repair operations, along with the management of the

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related supply chain and suppliers, under a four-year manufacturing agreement. Additionally, under a three-year design services agreement, Flextronics will provide Nortel with design services for end-to-end, carrier grade optical network products. As part of this transaction, Flextronics anticipates hiring a total of approximately 2,350 of Nortel’s manufacturing employees and design engineers. As of March 31, 2005, the Company has hired approximately 920 manufacturing employees and 160 optical design engineers.
      If any of the acquired inventories have not been used by the first anniversary of the applicable closing date, the Company will have a “put” right under which, subject to certain closing conditions, it may then sell that inventory back to Nortel. Similarly, if any of the acquired equipment is unused at the first anniversary of the applicable closing date, then subject to certain conditions, the Company will be entitled to sell it back to Nortel. The Company intends to use its cash balances and revolving line of credit to fund the remaining purchase price for the assets yet to be acquired.
      The Company anticipates that the aggregate purchase price for the assets acquired from Nortel will be in the range of approximately $650 million to $700 million. The purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be approximately $415 million to $465 million for inventory, approximately $35 million for fixed assets, and the remaining $200 million for intangible assets. The Company completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004, which resulted in the payment of $12.8 million to Nortel. On February 8, 2005 the Company also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, which resulted in the payment of $83.7 million to Nortel. In connection with these closings, the Company entered into promissory notes amounting to $185.7 million, which are due in three quarterly payments in calendar year 2005. The promissory notes are classified as other current liabilities as of March 31, 2005. The purchases to date have resulted in purchased intangible assets of $20.7 million and goodwill of $86.7 million, based on third-party valuations.
      The Company is currently in discussion with Nortel regarding the timing of the cash payments associated with the remaining factory transfers.

Hughes Software Systems Limited (now known as Flextronics Software Systems Limited)
      In October 2004, the Company completed the acquisition of approximately 70% of the total outstanding shares of Hughes Software Systems Limited (HSS). Total purchase price, net of cash acquired amounted to approximately $256.2 million including acquisition costs. The fair value of the Company’s proportionate share of net assets acquired amounted to approximately $8.0 million. The purchase price resulted in purchased intangible assets of $31.8 million and goodwill of $210.4 million, based on third-party valuations.
      The following unaudited pro forma financial information presents the combined results of operations of Flextronics and HSS as if the acquisition had occurred as of the beginning of fiscal years 2005 and 2004, after giving effect to certain adjustments and related income tax effects:

	Fiscal Year Ended March 31,

	2005	2004

	(In thousands, except
	per share data)
Net sales	$15,957,695	$14,617,250
Net income (loss)	344,345	(346,631)
Basic earnings (loss) per share	$0.62	$(0.66)
Diluted earnings (loss) per share	$0.59	$(0.66)
      On May 4, 2005, the Company announced its proposal to acquire the remaining 30% of the outstanding shares of HSS. See Note 16, “Subsequent Events” for further discussion.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Acquisitions
      During fiscal year 2005, the Company completed certain acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for the acquisitions amounted to approximately $119.8 million, net of cash acquired. In addition, the Company issued approximately 9.9 million ordinary shares, which equated to approximately $125.0 million, as part of the purchase price for the acquisitions. The fair value of the ordinary shares issued was determined based on the quoted market prices of the Company’s ordinary shares two days before and after the date the terms of the acquisitions were agreed to and announced. Goodwill and intangibles resulting from the acquisitions during fiscal year 2005, as well as contingent purchase price adjustments for certain historical acquisitions, totaled approximately $348.3 million. The fair value of the net liabilities acquired through these acquisitions totaled approximately $201.1 million. The purchase prices of the acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 31, 2010. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
      During fiscal year 2005, the Company paid approximately $2.5 million in cash, and issued approximately 136,000 ordinary shares for contingent purchase price adjustments relating to certain historical acquisitions.

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
      All of the above acquisitions were accounted for using the purchase method of accounting, and accordingly, the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative pro forma information has not been presented, as the results of operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis. Goodwill and intangibles resulting from the Company’s fiscal year 2004 acquisitions amounted to approximately $468.6 million.

Fiscal Year 2003

Xerox
      During fiscal year 2003, the Company acquired Xerox’s manufacturing operations in Aguascalientes, Mexico; El Segundo, California; Mitcheldean, U.K.; Penang, Malaysia; Resende, Brazil; Toronto, Canada; and Venray, Netherlands. The aggregate purchase price for the acquisition amounted to approximately $179.5 million, of which $14.4 million was paid in fiscal year 2003. The fair value of the net assets acquired in fiscal year 2003, amounted to approximately $9.4 million, including estimated acquisition costs. In connection with the acquisition of the operations, the Company entered into a five-year agreement for the manufacture of certain Xerox office equipment and components.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NatSteel
      In August 2002, the Company acquired all of the outstanding shares of NatSteel Broadway Ltd. for an aggregate purchase price of approximately $356.9 million, net of cash acquired. The fair value of the net assets acquired amounted to approximately $41.5 million, including estimated acquisition costs. NatSteel Broadway’s operations include manufacturing facilities in China and Hungary.

Other Acquisitions
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
      All of the above acquisitions were accounted for using the purchase method of accounting, and accordingly, the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative pro forma information has not been presented, as the results of operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis. Goodwill and intangibles resulting from the Company’s fiscal year 2003 acquisitions, as well as contingent purchase price adjustments for certain historical acquisitions amounted to approximately $557.3 million.

14.	SEGMENT REPORTING
      The Company operates and is managed internally by two operating segments that have been combined for operating segment disclosures, as they do not meet the quantitative thresholds for separate disclosure established in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Geographic information is as follows:

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands)
Net Sales:
Asia	$8,190,470	$6,878,458	$5,060,085
Americas	2,698,093	2,099,713	3,101,589
Europe	5,779,337	6,202,207	5,933,859
Intercompany eliminations	(759,677)	(649,962)	(716,834)

Total	$15,908,223	$14,530,416	$13,378,699

Income (Loss) Before Income Taxes:
Asia	$312,406	$152,117	$187,785
Americas	4,667	(204,288)	(232,094)
Europe	5,981	(170,915)	(27,127)
Intercompany eliminations	(46,145)	(197,033)	(75,803)

Total	$276,909	$(420,119)	$(147,239)

Long-Lived Assets:
Asia	$806,617	$700,262	$758,331
Americas	422,644	402,031	544,348
Europe	475,255	522,707	663,050

Total	$1,704,516	$1,625,000	$1,965,729

Depreciation and Amortization*:
Asia	$137,482	$112,357	$110,485
Americas	73,815	80,650	97,433
Europe	140,214	155,082	141,599

Total	$351,511	$348,089	$349,517

Gross Capital Expenditures:
Asia	$188,910	$142,425	$125,952
Americas	59,829	81,454	50,153
Europe	40,941	102,869	74,513

Total	$289,680	$326,748	$250,618

*	Excludes restructuring charges related property and equipment impairment charges of $12.7 million, $331.2 million, and $70.6 million in fiscal years 2005, 2004, and 2003, respectively. See Note 10, “Restructuring Charges,” for additional information regarding those charges.
      Revenues are attributable to the country in which the product is manufactured.
      For purposes of the preceding tables, “Asia” includes China, Japan, India, Indonesia, Korea, Malaysia, Mauritius, Singapore, Taiwan and Thailand; “Americas” includes Argentina, Brazil, Canada, Colombia, Mexico, Venezuela, and the United States; “Europe” includes Austria, the Czech Republic, Denmark,

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Norway, Poland, Portugal, Scotland, South Africa, Sweden, Switzerland, Ukraine, and the United Kingdom.
      During fiscal year 2005, 2004 and 2003, net sales generated from Singapore, the principal country of domicile, was $216.5 million, $237.6 million and $242.8 million, respectively.
      China, Malaysia and Hungary accounted for approximately 29%, 20% and 14% of the consolidated net sales, respectively, during fiscal year 2005. No other foreign country accounted for more than 10% of net sales in fiscal year 2005. As of March 31, 2005, China, Malaysia, US/ Canada and Hungary accounted for approximately 30%, 12%, 12% and 10% of consolidated long-lived assets, respectively. No other foreign country accounted for more than 10% of long-lived assets as of March 31, 2005.
      China, Hungary and Malaysia accounted for approximately 26%, 18%, and 14% of net sales, respectively, during fiscal year 2004. No other foreign country accounted for more than 10% of net sales in fiscal year 2004. As of March 31, 2004, China, Malaysia, US/ Canada and Hungary accounted for approximately 27%, 12%, 13%, and 12% of long-lived assets, respectively. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2004.
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

15.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES
      Effective April 1, 2003, the Company adopted Financial Accounting Standard Board’s Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.
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

16.	SUBSEQUENT EVENTS
      On May 4, 2005, the Company announced its proposal to acquire all of the outstanding publicly-held shares (approximately 10.4 million shares or 30%) of its India-based subsidiary, Flextronics Software Systems Limited. The Company offered to acquire the shares at Rs 575 per share ($13.23 per share), subject to shareholder and regulatory approvals, including the number of shares required for delisting being offered at this price. There is no obligation for shareholders to accept this open offer and there is no assurance that any shares will be offered for sale to the Company. The Company reserves the right not to acquire the offered shares if the final price, as determined by the Securities and Exchange Board of India, is more than Rs 575 per share.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following table contains unaudited quarterly financial data for fiscal years 2005 and 2004:

	Fiscal Year Ended March 31, 2005				Fiscal Year Ended March 31, 2004

	First	Second	Third	Fourth	First	Second	Third	Fourth

			(In thousands, except per share amounts)
Net sales	$3,880,448	$4,138,249	$4,276,614	$3,612,912	$3,106,677	$3,503,242	$4,152,344	$3,768,153
Cost of sales	3,633,516	3,867,385	3,976,832	3,350,127	2,941,636	3,320,772	3,912,912	3,529,256
Restructuring and other charges	20,991	25,704	24,076	7,610	308,835	42,362	50,553	75,555

Gross profit (loss)	225,941	245,160	275,706	255,175	(143,794)	140,108	188,879	163,342
Selling, general and administrative	141,596	139,022	143,330	144,585	116,415	108,940	121,597	140,335
Intangibles amortization	8,661	8,683	9,201	15,975	8,817	8,573	9,553	9,772
Restructuring and other charges (income)	2,597	7,798	(8,323)	1,415	18,273	17,890	20,466	6,414
Interest and other expense, net	18,286	22,429	27,240	26,250	25,911	20,703	13,453	17,633
Loss on early extinguishment of debt, net	—	—	—	16,328	8,695	95,214	—	—

Income (loss) before income taxes	54,801	67,228	104,258	50,622	(321,905)	(111,212)	23,810	(10,812)
Provision for (benefit from) income taxes	(19,521)	(25,394)	5,575	(23,622)	(32,190)	(11,122)	2,381	(26,810)

Net income (loss)	$74,322	$92,622	$98,683	$74,244	$(289,715)	$(100,090)	$21,429	$15,998

Earnings (loss) per share:
Basic	$0.14	$0.17	$0.18	$0.13	$(0.56)	$(0.19)	$0.04	$0.03

Diluted	$0.13	$0.16	$0.17	$0.12	$(0.56)	$(0.19)	$0.04	$0.03

Weighted average shares used in computing per share amounts:
Basic	530,626	551,875	562,200	566,912	521,000	523,529	527,321	529,323

Diluted	568,013	582,206	594,081	597,628	521,000	523,529	561,438	569,572

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
      As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.

(b)	Management’s Annual Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2005, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was adequately designed and operating effectively as of March 31, 2005.
      Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management’s annual assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 excluded all business acquisitions that were completed after September 30, 2004, which represented approximately 2% and 11% of total revenue and assets, respectively, of the related consolidated financial statement amounts for, and as of, the fiscal year ended March 31, 2005. The excluded acquisitions consisted of Nortel’s optical design businesses in Canada and Northern Ireland and manufacturing operations in Montreal, Quebec, Hughes Software Systems Limited, and certain other business acquisitions that were not individually significant to the Company’s results of operations and financial position.
      Management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

(c)	Changes in Internal Control Over Financial Reporting
      There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”), that Flextronics International Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report, management excluded from their assessment the internal control over financial reporting for all business acquisitions that were completed after September 30, 2004, which represented approximately 2% and 11% of total revenue and assets, respectively, of the related consolidated financial statement amounts for, and as of, the fiscal year ended March 31, 2005. The excluded acquisitions consisted of Nortel’s optical design businesses in Canada and Northern Ireland and manufacturing operations in Montreal, Quebec, Hughes Software Systems Limited, and certain other business acquisitions that were not individually significant to the Company’s results of operations and financial position. Accordingly, our audit did not include the internal control over financial reporting at these acquired businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2005 of the Company and our report dated June 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 14, 2005

ITEM 9B.	OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2005 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2005 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
      Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2005 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2005 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2005 Annual General Meeting of Shareholders. Such information is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Documents filed as part of this annual report on Form 10-K:

1. Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules. The following financial statement schedule is filed as part of this report and should be read together with our financial statements:

Schedule II — Valuation and Qualifying Accounts.

3. Exhibits. The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

3.01	Memorandum and New Articles of Association of the Registrant.	10-Q	000-23354	02-09-01	3.1

4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1

4.02	Euro Indenture dated as of June 29, 2000 between Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.2

4.03	Supplemental Euro Indenture, dated as of March 29, 2005, by and between Flextronics International Ltd., as issuer, and J.P. Morgan Trust Company, National Association (as successor by merger to Chase Manhattan Bank and Trust Company, National Association), as trustee.	8-K	000-23354	04-01-05	4.2

4.04	Indenture dated as of May 8, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04

4.05	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01

4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

			Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.07	Credit Agreement dated as of May 27, 2005 among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.	8-K	000-23354	06-03-05	4.01

4.08	Credit Agreement dated as of May 27, 2005 among Flextronics International USA, Inc., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.	8-K	000-23354	06-03-05	4.02

4.09	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.	8-K	000-23354	11-19-04	4.1

4.10	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2

			Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01

10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2

10.03	Registrant’s 1997 Employee Share Purchase Plan.†	S-8	333-101327	11-20-02	4.02

10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2

10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.07	Registrant’s 2001 Equity Incentive Plan.†					X

10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02

10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52

10.10	Registrant’s 2004 Award Plan for New Employees, as amended.	8-K	000-23354	05-18-05	10.01

10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08

10.12	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09

10.13	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01

10.14	Supplemental Contingent Share Award Agreement dated August 17, 2004 by and between Michael E. Marks and the Registrant.†	10-Q	333-120291	11-08-04	10.01

21.01	Subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on the signature page to this Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

†	Management contract, compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flextronics International Ltd.

By:	/s/ MICHAEL E. MARKS

Michael E. Marks
Chief Executive Officer
Date: June 14, 2005
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Michael E. Marks and Thomas J. Smach and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL E. MARKS Michael E. Marks	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2005

/s/ THOMAS J. SMACH Thomas J. Smach	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 14, 2005

/s/ RICHARD L. SHARP Richard L. Sharp	Chairman of the Board	June 14, 2005

/s/ JAMES A. DAVIDSON James A. Davidson	Director	June 14, 2005

/s/ PATRICK FOLEY Patrick Foley	Director	June 14, 2005

/s/ MICHAEL J. MORITZ Michael J. Moritz	Director	June 14, 2005

/s/ LIP-BU TAN Lip-Bu Tan	Director	June 14, 2005

VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II
Years Ended March 31, 2005, 2004 and 2003

		Additions

	Balance at		Charged to		Balance at
	Beginning	Effect of	Costs and	Deductions/	End of
	of Year	Acquisitions	Expenses	Write-Offs	Year

	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2003	$41,649	$6,754	$2,647	$(13,424)	$37,626
Year ended March 31, 2004	$37,626	$9,481	$1,256	$(9,627)	$38,736
Year ended March 31, 2005	$38,736	$4,683	$4,847	$(17,100)	$31,166

EXHIBIT INDEX

			Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

3.01	Memorandum and New Articles of Association of the Registrant.	10-Q	000-23354	02-09-01	3.1

4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1

4.02	Euro Indenture dated as of June 29, 2000 between Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.2

4.03	Supplemental Euro Indenture, dated as of March 29, 2005, by and between Flextronics International Ltd., as issuer, and J.P. Morgan Trust Company, National Association (as successor by merger to Chase Manhattan Bank and Trust Company, National Association), as trustee.	8-K	000-23354	04-01-05	4.2

4.04	Indenture dated as of May 8, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04

4.05	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01

4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

4.07	Credit Agreement dated as of May 27, 2005 among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.	8-K	000-23354	06-03-05	4.01

			Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.08	Credit Agreement dated as of May 27, 2005 among Flextronics International USA, Inc., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.	8-K	000-23354	06-03-05	4.02

4.09	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.	8-K	000-23354	11-19-04	4.1

4.10	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01

10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2

10.03	Registrant’s 1997 Employee Share Purchase Plan.†	S-8	333-101327	11-20-02	4.02

10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2

10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.07	Registrant’s 2001 Equity Incentive Plan.†					X

10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02

10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52

10.10	Registrant’s 2004 Award Plan for New Employees, as amended.	8-K	000-23354	05-18-05	10.01

Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08

10.12	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09

10.13	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01

10.14	Supplemental Contingent Share Award Agreement dated August 17, 2004 by and between Michael E. Marks and the Registrant.†	10-Q	333-120291	11-08-04	10.01

21.01	Subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on the signature page to this Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

†	Management contract, compensatory plan or arrangement.