Form 10-Q
period 2005-07-01
FLEXTRONICS INTERNATIONAL LTD
filed 2005-08-10
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005 (*See Note B to the Condensed Consolidated Financial Statements)
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐
     As of August 4, 2005, there were 572,299,427 shares of the Registrant’s ordinary shares, S$0.01 par value, outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Flextronics International Ltd.:
We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations and cash flows for the three month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 9, 2005

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	March 31, 2005
	(In thousands, except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$830,207	$869,258
Accounts receivable, net	2,057,050	1,842,010
Inventories	1,511,004	1,518,866
Deferred income taxes	12,562	12,117
Other current assets	543,863	544,914

Total current assets	4,954,686	4,787,165
Property and equipment, net	1,669,137	1,704,516
Deferred income taxes	690,950	684,952
Goodwill	3,312,749	3,359,477
Other intangible assets, net	148,735	142,712
Other assets	321,198	328,750

Total assets	$11,097,455	$11,007,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$55,627	$17,448
Current portion of capital lease obligations	8,332	8,718
Accounts payable	2,571,883	2,523,269
Accrued payroll	264,809	285,504
Other current liabilities	1,054,079	1,045,255

Total current liabilities	3,954,730	3,880,194
Long-term debt, net of current portion:
Capital lease obligations, net of current portion	7,156	9,141
Zero coupon convertible junior subordinated notes due 2008	200,000	200,000
1% Convertible Subordinated Notes due 2010	500,000	500,000
6 1/2% Senior Subordinated Notes due 2013	399,650	399,650
6 1/4% Senior Subordinated Notes due 2014	507,487	490,270
Other	108,308	110,509
Other liabilities	179,080	193,760
Commitments and contingencies (Note I)
Shareholders’ equity:
Ordinary shares, S$0.01 par value, authorized - 1,500,000,000 shares; issued and outstanding – 571,522,026 and 568,329,662 shares as of June 30, 2005 and March 31, 2005, respectively	3,380	3,360
Additional paid-in capital	5,509,413	5,486,404
Accumulated deficit	(323,893)	(382,600)
Accumulated other comprehensive income	58,280	123,683
Deferred compensation	(6,136)	(6,799)

Total shareholders’ equity	5,241,044	5,224,048

Total liabilities and shareholders’ equity	$11,097,455	$11,007,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2005	2004
	(In thousands, except per share amounts)
Net sales	$3,897,531	$3,880,448
Cost of sales	3,618,317	3,633,516
Restructuring charges	27,572	20,991

Gross profit	251,642	225,941
Selling, general and administrative expenses	147,791	141,596
Intangibles amortization	14,621	8,661
Restructuring charges	5,117	2,597
Interest and other expense, net	26,017	18,286

Income before income taxes	58,096	54,801
Benefit from income taxes	(611)	(19,521)

Net income	$58,707	$74,322

Earnings per share:
Basic	$0.10	$0.14

Diluted	$0.10	$0.13

Weighted average shares used in computing per share amounts:
Basic	569,325	530,626

Diluted	598,298	568,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,707	$74,322
Depreciation and amortization	89,538	86,481
Change in working capital and other	(96,529)	5,416

Net cash provided by operating activities	51,716	166,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(52,915)	(60,269)
Acquisitions of businesses, net of cash acquired	(133,265)	(33,424)
Prepayment relating to pending acquisition	—	(226,461)
Other investments and notes receivable	23,034	(96,256)

Net cash used in investing activities	(163,146)	(416,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	750,614	414,814
Repayments of bank borrowings and long-term debt	(728,297)	(139,590)
Repayments of capital lease obligations	(1,942)	(2,140)
Net proceeds from issuance of ordinary shares	23,029	11,840

Net cash provided by financing activities	43,404	284,924

Effect of exchange rate on cash	28,975	14,615

Net increase (decrease) in cash and cash equivalents	(39,051)	49,348
Cash and cash equivalents at beginning of period	869,258	615,276

Cash and cash equivalents at end of period	$830,207	$664,624

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
     In addition to the assembly of printed circuit boards and complete systems and products, the Company’s manufacturing services include the fabrication and assembly of plastic and metal enclosures and the fabrication of printed circuit boards and backplanes. The Company also provides contract design and related engineering services offerings to its customers, from full product development to system integration, industrialization, product cost reduction and software application development. These services include industrial and mechanical design, hardware design, embedded and application software development, semiconductor design, and system validation and test development.
     In addition, the Company offers original product design and manufacturing services, where the customer purchases a product that was designed, developed and manufactured by the Company that the Company may customize to provide the customer with a unique “look and feel” (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by the Company’s OEM customers under the OEM’s brand name.
NOTE B — SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2005 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.
     The Company’s fiscal year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each such fiscal quarter, and the third and fourth fiscal quarters end on December 31 and March 31, respectively. Accordingly, the first quarter of fiscal 2006 includes the period April 1, 2005 through and including July 1, 2005.
     Amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$) or Euros (€).

     The accompanying unaudited condensed consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company records minority interest to account for the ownership interest of the minority owner. The Company recorded $43.1 million and $40.8 million as of June 30, 2005 and March 31, 2005, respectively, of minority interest, which is included in other liabilities in the condensed consolidated balance sheets. The associated minority interest expense has not been material to the Company’s results of operations for the three months ended June 30, 2005 and June 30, 2004, and was classified as interest and other expense, net, in the condensed consolidated statements of operations.
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
Allowance for Doubtful Accounts
     The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of the credit evaluations. The Company evaluates the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. Unanticipated changes in the liquidity or financial position of the Company’s customers may require additional provisions for doubtful accounts.
Inventories
     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market provisions, were as follows:

	June 30, 2005	March 31, 2005
	(In thousands)
Raw materials	$764,544	$711,251
Work-in-progress	306,564	306,833
Finished goods	439,896	500,782

	$1,511,004	$1,518,866

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
     The following table summarizes the activity in the Company’s goodwill account during the three months ended June 30, 2005:

Three Months Ended
June 30, 2005
(In thousands)
Balance, beginning of the period	$3,359,477
Additions	54,576
Reclassification to other intangibles(1)	(22,201)
Foreign currency translation adjustments	(79,103)

Balance, end of the period	$3,312,749

(1)	Reclassification resulting from the completion of final allocation of the Company’s intangible assets acquired through certain business combinations in a period subsequent to the respective period of acquisition, based on the completion of third-party valuations.
     All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies, customer relationships and other acquired intangibles. Contractual agreements, patents and trademarks, and developed technologies are amortized on a straight-line basis up to ten years. Other acquired intangibles related to favorable leases and customer relationships are amortized on a straight-line basis over three to ten years. No residual value is estimated for the intangible assets. During the three months ended June 30, 2005, there was approximately $22.2 million of additions to intangible assets, primarily related to customer relationships and developed technologies. The components of other intangible assets are as follows:

	As of June 30, 2005			March 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)
Intangible assets:
Contractual agreements	$72,346	$(29,650)	$42,696	$104,383	$(58,221)	$46,162
Patents and trademarks	8,082	(1,814)	6,268	8,082	(1,688)	6,394
Developed technologies	21,156	(2,816)	18,340	11,812	(1,231)	10,581
Customer relationships	83,175	(7,878)	75,297	71,353	(4,342)	67,011
Other acquired intangibles	28,283	(22,149)	6,134	32,619	(20,055)	12,564

Total	$213,042	$(64,307)	$148,735	$228,249	$(85,537)	$142,712

     Total amortization expense recorded during the three months ended June 30, 2005 and June 30, 2004 was $14.6 million and $8.7 million, respectively. Expected future annual amortization expense is as follows:

Fiscal years ending March 31,	Amount
(In thousands)
2006	$30,647 (1)
2007	28,248
2008	23,360
2009	16,463
2010	15,416
Thereafter	34,601

Total amortization expenses	$148,735

(1)	Represents estimated amortization for the nine-month period ending March 31, 2006
Deferred Income Taxes
     The Company provides for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying the applicable statutory tax rate to such differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.
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
Restructuring Costs
     The Company recognizes restructuring charges related to its plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.
     The recognition of the restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. If the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recording of additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

Accounting for Stock-Based Compensation
     At June 30, 2005, the Company maintained four stock-based employee compensation plans. The Company accounts for its stock option awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded for options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB Opinion No. 25.
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”). SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period).
     SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
     1. Modified Prospective Application Method: Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123.
     2. Modified Retrospective Application Method: Companies may also use the Modified Retrospective Application Method for all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.
     On April 14, 2005, the Securities and Exchange Commission (or the “SEC”) adopted a rule amendment that delayed the compliance dates for SFAS No. 123R such that the Company is now allowed to adopt the new standard no later than April 1, 2006. The Company has not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that it will result in significant stock-based compensation expense. The pro forma effects on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in the following table.

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Net income, as reported	$58,707	$74,322
Add: Stock-based employee compensation expense included in reported net income, net of tax	663	471
Less: Fair value compensation costs, net of tax	(10,304)	(14,745)

Pro forma net income	$49,066	$60,048

Basic earnings per share:
As reported	$0.10	$0.14

Pro forma	$0.09	$0.11

Diluted earnings per share:
As reported	$0.10	$0.13

Pro forma	$0.08	$0.11

     Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS No. 123R. The Company is currently evaluating option valuation methodologies assumptions in light of SFAS No. 123R.
     In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during the first quarter of fiscal years 2006 and 2005 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three Months Ended June 30,
	2005	2004
Volatility	39.0%	82.8%
Risk-free interest rate	3.8%	3.1%
Dividend yield	0.0%	0.0%
Expected option life	4 years	3.8 years
     For the first quarter of fiscal year 2005, the Company used its historical volatility as its basis to estimate expected volatility. In light of recent accounting guidance related to stock options, the Company reevaluated the volatility assumptions used to estimate the value of employee stock options granted after January 1, 2005. Management determined that implied volatility related to publicly traded options is more reflective of market conditions and a better indicator of expected volatility than historical volatility.
     The following weighted average assumptions are used in estimating the fair value related to shares issued under the Company’s employee stock purchase plan:

	Three Months Ended June 30,
	2005	2004
Volatility	34.4%	40.3%
Risk-free interest rate	1.9%	1.6%
Dividend yield	0.0%	0.0%
Expected option life	0.5 years	0.5 years
     Due to the subjective nature of the assumptions used in the Black-Scholes model, the pro forma net income and earnings per share disclosures may not reflect the associated fair value of the outstanding options.
     The Company provides restricted stock grants to key employees under its 2002 Interim Incentive Plan. Shares awarded under the plan vest in installments over a five-year period and unvested shares are forfeited upon termination of employment. During the first quarter of fiscal year 2005, 30,000 shares of restricted stock were granted with a weighted average fair value on the date of grant of $17.37 per share. The unearned compensation associated with the restricted stock grants was $6.1 million and $6.8 million as of June 30, 2005 and March 31, 2005, respectively. These amounts are included in shareholders’ equity as a component of additional paid-in capital. Grants of restricted stock are recorded as compensation expense over the vesting period at the fair market value of the stock at the date of grant. During the three months ended June 30, 2005 and June 30, 2004, compensation expense related to the restricted stock grants amounted to approximately $663,000 and $471,000, respectively.
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
     In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even through uncertainly exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of the adoption of FIN 47.
NOTE C — EARNINGS PER SHARE
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
     Earnings per share was computed as follows:

	Three Months Ended June 30,
	2005	2004
	(In thousands, except per share
	amounts)
Basic earnings per share:
Net income	$58,707	$74,322
Shares used in computation:
Weighted average ordinary shares outstanding	569,325	530,626

Basic earnings per share	$0.10	$0.14

Diluted earnings per share:
Net income	$58,707	$74,322
Shares used in computation:
Weighted average ordinary shares outstanding	569,325	530,626
Weighted average ordinary share equivalents from stock options and awards (1)	9,925	16,037
Weighted average ordinary share equivalents from convertible notes (2)	19,048	21,350

Weighted average ordinary shares and ordinary share equivalent outstanding	598,298	568,013

Diluted earnings per share	$0.10	$0.13

(1)	Ordinary share equivalents from stock options to purchase 31,942,677 and 20,755,279 shares outstanding during the three months ended June 30, 2005 and June 30, 2004, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)	Ordinary share equivalents from the zero coupon convertible junior subordinated notes of 19,047,617 shares outstanding were included as common stock equivalents for the three months ended June 30, 2005 and June 30, 2004. The ordinary share equivalents from the principal portion of the 1% convertible subordinated notes due August 2010 are excluded from the computation of diluted earnings per share as the Company has the positive intent and ability to settle the principal amount of the notes in cash and to settle any conversion spread (excess of conversion value over face value) in stock. During the three months ended June 30, 2005, the conversion obligation was less than the principal portion of the convertible notes and, accordingly, no additional shares were included in the computation of diluted earnings per share. During the three months ended June 30, 2004, the ordinary share equivalents of 2,302,349 associated with the conversion spread (excess of conversion value over face value) were included in the shares used for the computation above.
NOTE D — OTHER COMPREHENSIVE INCOME (LOSS)
     The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended June 30,
	2005	2004
	(In thousands)
Net income	$58,707	$74,322
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(66,960)	15,107
Unrealized holding gain (loss) on investments and derivative instruments, net of taxes	1,557	(1,432)

Comprehensive income (loss)	$(6,696)	$87,997

NOTE E — FINANCIAL INSTRUMENTS
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
     As of June 30, 2005, the fair value of these short-term foreign currency forward contracts was recorded as other current assets amounting to $2.9 million. As of June 30, 2005, the Company had recorded in other comprehensive income deferred losses of approximately $4.7 million relating to the Company’s foreign currency forward contracts. These losses are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for all periods presented.
     On November 17, 2004, the Company issued $500.0 million of 6.25% senior subordinated notes due in November 2014. Interest is payable semiannually on May 15 and November 15. The Company entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to a variable rate debt. The swaps, which expire in 2014, are accounted for as fair value hedges under SFAS 133. The notional amounts of the swaps total $400.0 million. Under the terms of the swaps, the Company will pay an interest rate equal to the six-

month LIBOR rate, set in arrears, plus a fixed spread of 1.37% to 1.52%. In exchange, the Company will receive a payment based on a fixed rate of 6.25%. At June 30, 2005, $7.5 million has been recorded in other current assets to record the fair value of the interest rate swaps, with a corresponding increase to the carrying value of the 6.25% senior subordinated notes on the Consolidated Balance Sheet.
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
     At June 30, 2005, the unaffiliated financial institution’s maximum investment limit was $250 million. The Company has sold $182.4 million and $249.9 million of its accounts receivable as of June 30, 2005 and March 31, 2005, respectively, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on that dates. The Company received net cash proceeds of $97.7 million and $134.7 million from the unaffiliated financial institutions for the sale of these receivables during the three months ended June 30, 2005 and March 31, 2005, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $91.6 million and $123.1 million as of June 30, 2005 and March 31, 2005, respectively.
     Additionally, during the three months ended June 30, 2005, the Company sold approximately $203.8 million of receivables to a banking institution with limited recourse, which management believes is nominal. The outstanding balance of sold receivables, not yet collected, was $203.3 million as of June 30, 2005.
     In accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” the accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.
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
     The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that the Company has shifted its manufacturing capacity to locations with higher efficiencies and, in some instances, lower costs, and is better utilizing its overall existing manufacturing capacity. This has enhanced the Company’s ability to provide cost-effective manufacturing service offerings, which enables it to retain and expand the Company’s existing relationships with customers and attract new business. These restructuring activities were substantially complete as of March 31, 2004, however, the Company continues to execute various smaller-scale and follow-on activities.

     Liability for costs associated with exit or disposal of activities are recognized when the liabilities are incurred.
     As of June 30, 2005 and March 31, 2005, assets that were no longer in use and held for sale totaled approximately $65.2 million and $59.3 million, respectively, primarily representing manufacturing facilities located in the Americas that have been closed as part of the facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other assets on the consolidated balance sheet.
Three months ended June 30, 2005
     The Company recognized restructuring charges of approximately $32.7 million during the first quarter of fiscal year 2006 related to the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities. The Company has classified $27.6 million of the charges associated with facility closures as a component of cost of sales during the first quarter of fiscal year 2006.
     The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During the first quarter of fiscal year 2006, the Company recorded approximately $14.5 million of other exit costs associated with contractual obligations, of which approximately $2.3 million is classified as long-term obligation and will be paid throughout the term of the terminated leases.
     The components of the restructuring charges during the first quarter of fiscal year 2006 were as follows:

First
Quarter
(In thousands)
Americas
Severance	$2,442
Long-lived assets impairment	3,847
Other exit costs	6,421

Total restructuring charges	$12,710

Europe
Severance	$11,483
Long-lived assets impairment	456
Other exit costs	8,040

Total restructuring charges	$19,979

Total
Severance	$13,925
Long-lived assets impairment	4,303
Other exit costs	14,461

Total restructuring charges	$32,689

     During the first quarter of fiscal year 2006, the Company recorded approximately $13.9 million of employee termination costs associated with the involuntary terminations of 1,715 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to 65 and 1,650 for the Americas and Europe, respectively. Approximately $9.9 million of the net charges were classified as a component of cost of sales.
     The Company also recorded approximately $4.3 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures. Approximately $4.1 million of this amount was classified as a component of cost of sales. The restructuring charges recorded during the first quarter of fiscal year 2006 also included approximately $14.5 million for other exit costs, of which, $13.6 million was classified as a component of cost of sales. This amount was primarily comprised of facility lease obligations of approximately $10.5 million, customer disengagement costs of $1.2 million, and facility abandonment and refurbishment costs accounted for approximately $0.4 million.

     The following table summarizes the provisions relating to restructuring costs incurred during the three months ended June 30, 2005 and payments and the accrual balance during the three months ended June 30, 2005 for all restructuring costs:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
		(In thousands)
Balance as of March 31, 2005	$13,551	$—	$24,337	$37,888
Activities during the quarter:
Provision for charges incurred in fiscal year 2006	13,925	4,303	14,461	32,689
Cash payments for charges incurred in fiscal year 2006	(2,163)	—	(1,100)	(3,263)
Cash payments for charges incurred in fiscal year 2005	(3,426)	—	(472)	(3,898)
Cash payments for charges incurred in fiscal year 2004	(1,179)	—	(2,386)	(3,565)
Cash payments for charges incurred in fiscal year 2003 and prior	(24)	—	(684)	(708)
Non-cash charges incurred in fiscal year 2006	—	(4,303)	(3,421)	(7,724)

Balance as of June 30, 2005	20,684	—	30,735	51,419
Less:
Current portion (classified as other current liabilities)	(19,766)	—	(16,741)	(36,507)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$918	$—	$13,994	$14,912

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
     The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During fiscal year 2005, the Company recorded approximately $16.3 million of other exit costs associated with contractual obligations. As of March 31, 2005, approximately $1.9 million is classified as long-term obligation and will be paid throughout the term of the terminated leases.
     The components of the restructuring charges during fiscal year 2005 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total	Nature
	(In thousands)
America:
Severance	$1,793	$—	$—	$—	$1,793
Long-lived assets impairment	365	125	—	5,300	5,790
Other exit costs	1,598	321	170	—	2,089

Total restructuring charges	$3,756	$446	$170	$5,300	$9,672

Asia:
Severance	—	$872	—	—	$872
Long-lived assets impairment	—	267	—	—	267
Other exit costs	—	1,220	—	—	1,220

Total restructuring charges	—	$2,359	—	—	$2,359

Europe:
Severance	$17,447	$15,613	$29,092	$1,515	$63,667
Long-lived assets impairment	100	5,743	—	795	6,638
Other exit costs	2,285	9,341	1,397	—	13,023

Total restructuring charges	$19,832	$30,697	$30,489	$2,310	$83,328

Total:
Severance	$19,240	$16,485	$29,092	$1,515	$66,332	Cash
Long-lived assets impairment	465	6,135	—	6,095	12,695	Non-Cash
Other exit costs	3,883	10,882	1,567	—	16,332	Cash & Non-Cash

Total restructuring charges	$23,588	$33,502	$30,659	$7,610	$95,359

     During fiscal year 2005, the Company recorded approximately $66.3 million of employee termination costs associated with the involuntary terminations of 3,000 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to 300, 200, and 2,500 for the Americas, Asia and Europe, respectively. As of June 30, 2005, approximately 2,970 employees have been terminated under these plans, while approximately 30 employees have been notified but not yet terminated. Approximately $54.7 million of the charges were classified as a component of cost of sales. The Company also recorded approximately $12.7 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures. Approximately $11.2 million of this amount was classified as a component of cost of sales. The restructuring charges recorded during fiscal year 2005 also included approximately $16.3 million for other exit costs. Approximately $12.5 million of the amount was classified as a component of cost of sales. Of this amount, customer disengagement costs amounted to approximately $5.5 million; facility lease obligations accounted for approximately $2.3 million and facility abandonment and refurbishment costs accounted for approximately $3.7 million. During the three months period ended June 30, 2005, the Company paid $3.9 million for restructuring charges incurred in fiscal year 2005. As of June 30, 2005, accrued facility closure costs were $1.9 million, net of current portion of $5.5 million related to restructuring charges incurred in fiscal year 2005.
     The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs incurred during fiscal year ended March 31, 2005:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
		(In thousands)
Activities during the year:
Provision	$66,332	$12,695	$16,332	$95,359
Cash payments	(57,758)	—	(6,977)	(64,735)
Non-cash charges	—	(12,695)	(6,624)	(19,319)

Balance as of March 31, 2005	$8,574	$—	$2,731	$11,305

Fiscal Year 2004 and 2003
     The Company recognized restructuring charges of approximately $540.3 million during fiscal year 2004 related to the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities. The Company has classified $477.3 million of the charges associated with facility closures as a component of cost of sales during fiscal year 2004. During the three months period ended June 30, 2005, the Company paid $3.6 million for restructuring charges incurred in fiscal year 2004. As of June 30, 2005, accrued facility closure costs were $6.1 million, net of current portion of $8.9 million related to restructuring charges incurred in fiscal year 2004.
     The Company recognized restructuring and other charges of approximately $304.4 million during fiscal year 2003, of which $297.0 million related to the closures and consolidations of various manufacturing facilities and $7.4 million related to the impairment of investments in certain technology companies. The Company classified $266.3 million of the charges associated with the facility closures as a component of cost of sales during fiscal year 2003. During the three months period ended June 30, 2005, the Company paid $708,000 for restructuring and other charges incurred in fiscal year 2003 and prior. As of June 30, 2005, accrued facility closure costs were $4.7 million, net of current portion of $2.7 million related to restructuring charges incurred in fiscal year 2003 and prior.
     For further discussion of the Company’s historical restructuring activities, refer to Note 10 “Restructuring Charges” to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

NOTE H — SEGMENT REPORTING
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
     Geographic information is as follows:

	Three Months Ended June 30,
	2005	2004
	(In thousands)
Net sales:
Asia	$2,101,686	$1,924,002
Americas	737,937	622,294
Europe	1,118,512	1,556,755
Intercompany eliminations	(60,604)	(222,603)

	$3,897,531	$3,880,448

	Three Months Ended June 30,
	2005	2004
	(In thousands)
Income before income taxes:
Asia	$73,864	$81,112
Americas	(228)	11,759
Europe	6,376	(15,408)
Intercompany eliminations	(21,916)	(22,662)

	$58,096	$54,801

	June 30, 2005	March 31, 2005
	(In thousands)
Long-lived assets:
Asia	$818,836	$806,617
Americas	419,744	422,644
Europe	430,557	475,255

	$1,669,137	$1,704,516

     Revenues are attributable to the country in which the product is manufactured.
     For purposes of the preceding tables, “Asia” includes Bangladesh, China, Japan, India, Indonesia, Korea, Malaysia, Mauritius, Pakistan, Singapore, Taiwan and Thailand; “Americas” includes Argentina, Brazil, Canada, Colombia, Mexico, Venezuela, and the United States; “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Norway, Poland, Portugal, Scotland, South Africa, Sweden, Switzerland, Ukraine, and the United Kingdom.
     During the three months ended June 30, 2005 and 2004, net sales generated from Singapore, the principal country of domicile, were approximately $52.0 and $57.0 million, respectively.
NOTE I — COMMITMENTS AND CONTINGENCIES
     On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’s purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first and second stages completed in November 2004 and February 2005, and further stages scheduled in multiple phases during fiscal year 2006. Refer to Note J – Business Acquisitions and Divestitures for further discussion.
     The Company had a revolving credit facility in the amount of $1.1 billion as of March 31, 2005. On May 27, 2005, the Company amended the credit facility to increase the amount of the facility to $1.35 billion and to make certain other changes. The amended credit facility consists of two separate credit agreements, one providing for up to $1.105 billion principal amount of revolving credit loans to the Company and its designated subsidiaries; and one providing for up to $245.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. The amended credit facility is a five-year facility expiring in May 2010. Borrowings under the amended credit facility bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or 0.50% plus the federal funds rate) plus the applicable margin for base rate loans ranging between 0.0% and 0.125%, based on the Company’s credit ratings; or (ii) the LIBOR rate plus the applicable margin for LIBOR loans ranging between 0.625% and 1.125%, based on the Company’s credit ratings. The Company is required to pay a quarterly commitment fee ranging from 0.125% to 0.250% per annum of the unutilized portion of the credit facility and, if the utilized portion of the facility exceeds 33% of the total commitment, a quarterly utilization fee ranging between 0.125% to 0.250% on such utilized portion, in each case based on the Company’s credit ratings. The Company is also required to pay letter of credit usage fees ranging between 0.625% and 1.125% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and issuance fees of 0.125% per annum on the daily average undrawn amount of letters of credit. The Company has no borrowings outstanding as of June 30, 2005.
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
NOTE J — BUSINESS ACQUISITIONS AND DIVESTITURES
Business acquisitions
     During the three months ended June 30, 2005, the Company completed certain acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for the acquisitions amounted to approximately $60.0 million, net of cash acquired. Goodwill and intangibles resulting from the acquisitions during the three months ended June 30, 2005, as well as contingent purchase price adjustments for certain historical acquisitions, totaled approximately $54.6 million. The purchase prices of the acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of third-party valuations. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 31, 2010. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
     During the three months ended June 30, 2005, the Company paid approximately $10.5 million in cash for contingent purchase price adjustments relating to certain historical acquisitions.

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
     The Company anticipates that the aggregate purchase price for the assets acquired from Nortel will be in the range of approximately $650 million to $700 million. The purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be approximately $415 million to $465 million for inventory, approximately $35 million for fixed assets, and the remaining $200 million for intangible assets. The Company completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004, which resulted in the payment of $12.8 million to Nortel. On February 8, 2005 the Company also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, which resulted in the payment of $83.7 million to Nortel. In connection with these closings, the Company entered into promissory notes amounting to $185.7 million, which are due in three quarterly payments in calendar year 2005. The Company made a payment of $62.8 million relating to the promissory notes during the three months ended June 30, 2005. The balance of $122.9 million in promissory notes is classified as other current liabilities as of June 30, 2005.
     In October 2004, the Company completed the acquisition of approximately 70% of the total outstanding shares of Hughes Software Systems Limited (now known as Flextronics Software Systems Limited (FSS)).
     The following unaudited pro forma financial information presents the combined results of operations of Flextronics and FSS as if the acquisition had occurred as of the beginning of fiscal year 2005, after giving effect to certain adjustments and related income tax effects:

Three months ended
June 30, 2004
(In thousands, except per share data)
Net sales	$3,904,593
Net income	$75,709
Basic earnings per share	$0.14
Diluted earnings per share	$0.13
     On May 4, 2005, the Company announced its proposal to acquire all of the outstanding publicly-held shares (approximately 10.4 million shares or 30%) of FSS. The Company offered to acquire the shares at Rs. 575 per share ($13.23 per share), subject to shareholder and regulatory approvals, including the number of shares required for delisting being offered at this price. There is no obligation for shareholders to accept this open offer and there is no assurance that any shares will be offered for sale to the Company. The Company reserves the right not to acquire the offered shares if the final price, as determined by the Securities and Exchange Board of India, is more than Rs. 575 per share.
Divestitures
     The Company signed an agreement on June 15, 2005 to merge its Flextronics Network Services (FNS) business with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. Under the terms of the proposed merger, the Company will receive an upfront cash payment, and deferred and contingent payments along with ownership of 30% of the merged company. For the three months ended June 30, 2005, the revenue and operating loss inclusive of amortization and restructuring charges of FNS were approximately $185.7 million and $4.2 million respectively.
     On June 15, 2005, the Company also entered into an agreement for the sale of Flextronics Semiconductor for cash to AMIS Holdings, Inc. (AMIS), the parent company of AMI Semiconductor, Inc. The Company is in the process of determining the net asset of Flextronics Semiconductor to be sold and transferred to AMIS. As of June 30, 2005, the assets and liabilities of Flextronics Semiconductor amounted to approximately $83.7 million and $19.6 million, respectively. For the three months ended June 30, 2005, revenue and operating income were not material to the consolidated results of operations.

     As a result of these two transactions, the Company expects to receive an aggregate upfront cash payment of approximately $550 million plus additional deferred and contingent payments. Both transactions are expected to close during the second quarter of fiscal year 2006 and are subject to certain closing conditions, including certain governmental approvals.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” our” and similar terms mean Flextronics International Ltd. and its subsidiaries.
     This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below and in “Risk Factors.” Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.
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
     We have actively pursued acquisitions and purchases of manufacturing facilities, design and engineering resources and technologies in order to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. We have completed numerous strategic transactions with OEM customers, including, among others, Nortel, Xerox, Alcatel, Casio and Ericsson, over the past several years. These strategic transactions have expanded our customer base, provided end-market diversification, and contributed to a significant portion of our revenue growth. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-

year supply agreements for the production of their products. We will continue to selectively pursue strategic opportunities that we believe will further our business objectives and enhance shareholder value.
     On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The assets to be acquired consist primarily of inventory and capital equipment currently in use. The purchase of these assets will occur in stages, with the first and second stages completed in November 2004 and February 2005, and further stages scheduled in multiple phases during fiscal year 2006. We anticipate that the aggregate purchase price for the assets acquired from Nortel will be in the range of approximately $650 million to $700 million. The purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be approximately $415 million to $465 million for inventory, approximately $35 million for fixed assets, and the remaining $200 million for intangible assets. We completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004, which resulted in the payment of $12.8 million to Nortel. On February 8, 2005 we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, which resulted in the payment of $83.7 million to Nortel. In connection with these closings, we entered into promissory notes amounting to $185.7 million, which are due in three quarterly payments in calendar year 2005. As of June 30, 2005 the outstanding balance on these notes were $122.9 million, reflecting payments of $62.8 million during the first quarter of fiscal year 2006. The timing of the remaining cash payments by us to Nortel relating to the remaining factory transfers from Nortel to us is still being negotiated.
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
     Although we expect that our gross margin and operating margin on sales to Nortel will initially be less than that generally realized by us in fiscal 2005, we also expect that we will be able to increase these gross margins over time through cost reductions and by internally sourcing our vertically integrated supply chain solutions, which include the fabrication and assembly of printed circuit boards and enclosures, as well as logistics and repair services. Additionally, the impact of lower gross margins may be partially offset by the effect of anticipated lower selling, general and administrative expenses, as a percentage of net sales. There can be no assurance that we will realize lower expenses or increased operating efficiencies as anticipated.
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
     The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services has escalated, as an increasing number of OEMs outsourced some or all of their design and manufacturing requirements. Price pressure on our customers’ products in their end markets has led to increased demand for EMS production capacity in the lower cost regions of the world, such as China, Mexico, and Eastern Europe, where we have a significant presence. We have responded by making strategic decisions to realign our global capacity and infrastructure with the demand of our OEM customers so as to optimize the operating efficiencies that can be provided by our global presence. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and in some instances, lower costs, thereby enhancing our ability to provide cost-effective manufacturing service in order for us to retain and expand our existing relationships with customers and attract new business. As a result, we have recognized $95.4 million, $540.3 million and $297.0 million of restructuring charges in fiscal years 2005, 2004 and 2003, respectively, in connection with the realignment of our global capacity and infrastructure. Additionally, we expect to recognize approximately $100 million of restructuring charges in fiscal year 2006 and we may be required to take additional charges in the future as a result of these activities. During the three months ended June 30, 2005 we recognized $32.7 million of restructuring charges.

     Our revenue is generated from sales of our services to our customers, which include industry leaders such as Casio Computer Co., Ltd., Dell Computer Corporation, Ericsson Telecom AB, Hewlett-Packard Company, Microsoft Corporation, Motorola, Inc., Nortel Networks Limited, Sony-Ericsson, Telia Companies, and Xerox Corporation. We currently depend, and expect to continue to depend, upon a small number of customers for a significant portion of our revenues. For the three months ended June 30, 2005, our ten largest customers accounted for approximately 62% of net sales. Sony Ericsson was the only customer accounting for more than 10% of sales. For any particular customer, we may be engaged in programs to design or manufacture a number of products, or may be designing or manufacturing a single product or product line. In addition, our revenue is generated from a variety of industries. For the three months ended June 30, 2005, we derived:
•	approximately 24% of our revenues from customers in the handheld devices industry, whose products include cellular phones, pagers and personal digital assistants;

•	approximately 24% of our revenues from customers in the computers and office automation industry, whose products include copiers, scanners, graphic cards, desktop and notebook computers, and peripheral devices such as printers and projectors;

•	approximately 24% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches, and broadband devices;

•	approximately 10% of our revenues from the consumer devices industry, whose products include set-top boxes, home entertainment equipment, cameras and home appliances;

•	approximately 6% of our revenues from providers of information technologies infrastructure, whose products include servers, workstations, storage systems, mainframes, hubs and routers; and

•	approximately 12% of our revenues from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.
     Our operating results are affected by a number of factors, including the following:
•	our customers may not be successful in marketing their products, their products may not gain widespread commercial acceptance, and our customers’ products have short product life cycles;

•	our customers may cancel or delay orders or change production quantities;

•	our operating results vary significantly from period to period due to the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	integration of acquired businesses and facilities; and

•	managing growth and changes in our operations.
     We also are subject to other risks, including risks associated with operating in foreign countries, changes in our tax rates, and fluctuations in currency exchange rates. Please see “Risk Factors.”

     We continuously evaluate the strategic and financial contributions of each of our operations and focus our primary growth objectives on our core EMS vertically-integrated business activities. We also assess opportunities to maximize shareholder value with respect to our non-core activities through divestitures, initial public offerings, spin-offs and other strategic transactions.
     Consistent with this strategy, on June 15, 2005 we announced that we have signed separate agreements for the sale of Flextronics Network Services (FNS) and Flextronics Semiconductor. FNS will merge with Telavie AS, a company wholly owned by Altor, a private equity firm focusing on investments in the Nordic region. Under the terms of the proposed merger, we will receive an upfront cash payment, and deferred and contingent payments, along with ownership of 30% of the merged company. For the three months ended June 30, 2005, the revenue and operating loss inclusive of amortization and restructuring charges of FNS were approximately $185.7 million and $4.2 million respectively. The impact of the proposed merger on consolidated net assets is not expected to be material. In a separate agreement, we will sell our semiconductor division for cash to AMIS Holdings, Inc., the parent company of AMI Semiconductor, Inc. We are in the process of determining the net asset of Flextronics Semiconductor to be sold and transferred to AMIS. As of June 30, 2005, the assets and liabilities of Flextronics Semiconductor amounted to approximately $83.7 million and $19.6 million respectively. For the three months ended June 30, 2005, revenue and operating income of Flextronics Semiconductor were not material to the consolidated results of operations.
     As a result of these two transactions, we expect to receive an aggregate upfront cash payment of approximately $550 million plus additional deferred and contingent payments. Both transactions are expected to close during the second quarter of fiscal year 2006 and are subject to certain closing conditions, including certain governmental approvals.
     On May 4, 2005, we announced our proposal to acquire all of the outstanding publicly-held shares (approximately 10.4 million shares or 30%) of our India-based subsidiary, Flextronics Software Systems Limited. We offered to acquire the shares at Rs. 575 per share ($13.23 per share), subject to shareholder and regulatory approvals, including the number of shares required for delisting being offered at this price. There is no obligation for shareholders to accept this open offer and there is no assurance that any shares will be offered for sale to us. We reserve the right not to acquire the offered shares if the final price, as determined by the Securities and Exchange Board of India, is more than Rs. 575 per share.
     On June 3, 2005 we received requisite shareholder approval and can proceed with the de-listing offer at any time. As of June 30, 2005 the publicly traded share price of Flextronics Software Systems closed at Rs. 596.15 (US$13.70). We have not proceeded with the de-listing offer to date.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. See also the Notes to Condensed Consolidated Financial Statements in this report on Form 10-Q.
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
Restructuring Costs
     We recognized restructuring charges during the first quarter of fiscal year 2006, in fiscal year 2005 and fiscal year 2004, related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recorded restructuring charges for employee termination costs, long-lived asset impairment and other restructuring-related costs.
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
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of SFAS No. 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.
     In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even through uncertainly exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently assessing the impact of the adoption of FIN 47.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-K.

	Three Months Ended June 30,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	92.8	93.7
Restructuring charges	0.7	0.5

Gross profit	6.5	5.8
Selling, general and administrative expenses	3.8	3.6
Intangibles amortization	0.4	0.2
Restructuring charges	0.1	0.1
Interest and other expense, net	0.7	0.5

Income before income taxes	1.5	1.4
Benefit from income taxes	(0.0)	(0.5)

Net income	1.5%	1.9%

Net Sales
     Net sales for the first quarter of fiscal year 2006 totaled $3.9 billion, representing an increase of $17.1 million over the first quarter of fiscal year 2005. Net sales for the first quarter of fiscal year 2006 increased by $262.9 million and $162.4 million in the Americas and Asia, respectively, offset by a decline of $408.2 million in Europe. The increase in net sales was primarily attributable to (i) an increase of $287.2 million to providers of communication infrastructure products, (ii) our continued expansion of business with new and existing customers in the industrial, medical and automotive industries, which resulted in an increase of $123.5 million,

(iii) an increase of $89.4 million to customers in the computer and office automation industries, offset by (iv) a decrease of $498.1 million to customers in the handheld device industry.
     Our ten largest customers during the three months ended June 30, 2005 and 2004 accounted for approximately 62% and 64% of net sales, respectively. Sony-Ericsson was the only customer that accounted for 10% or more of our net sales during the first quarter of fiscal year 2006 and 2005.
Gross Margin
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
     Gross profit in the first quarter of fiscal year 2006 increased $25.7 million to $251.6 million, or 6.5% of net sales, from $225.9 million, or 5.8% of net sales, in the first quarter of fiscal year 2005. The 70 basis point increase in gross margin was mainly attributed to a 90 basis point decrease in cost of sales resulting primarily from the increased level of value-add provided through design and engineering, network services, software services and printed circuit board fabrication, along with better absorption of fixed costs driven by our restructuring efforts, offset by a 20 basis point increase in restructuring charges. Restructuring charges relate to the consolidation and closure of various facilities and are described in more detail below in the section entitled, “Restructuring Charges.”
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
     During the first quarter of fiscal year 2006, we recognized restructuring charges of approximately $32.7 million. Restructuring charges recorded by reportable geographic region amounted to $12.7 million and $20.0 million for the

Americas and Europe, respectively. The involuntary employee terminations identified by reportable geographic region amounted to 65 and 1,650 for the Americas and Europe, respectively. Approximately $27.6 million of the restructuring charges were classified as a component of cost of sales.
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
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, or SG&A, in the first quarter of fiscal year 2006 amounted to $147.8 million, or 3.8% of net sales, compared to $141.6 million, or 3.6% of net sales, in the first quarter of fiscal year 2005. The increase in SG&A was primarily attributable to the continuing expansion of our design and engineering services, network services, software services and printed circuit board fabrication. The corporate and administrative expenses, primarily sales and supply-chain management, also increased to support the continued growth of our business.
Intangibles Amortization
     Amortization of intangible assets in the first quarter of fiscal year 2006 increased to $14.6 million from $8.7 million in the first quarter of fiscal year 2005. The increase is due to the amortization expense associated with intangible assets acquired through various business acquisitions during the second half of fiscal year 2005 and first quarter of 2006.
Interest and Other Expense, Net
     Interest and other expense, net was $26.0 million in the first quarter of fiscal year 2006 compared to $18.3 million in the first quarter of fiscal year 2005, an increase of $7.7 million. The increase is driven by higher minority interest expense resulting primarily from our Hughes Software Systems Ltd acquisition, foreign exchange losses in the first quarter of fiscal year 2006 as compared to foreign exchange gains in the same quarter in fiscal year 2005 and interest expense associated with the issuance of $500.0 million of 6.25% senior subordinated notes in November 2004, partially offset by lower interest cost due to our redemption of €144.2 million of 9.75% euro senior subordinated notes in March 2005.
Provision for Income Taxes
     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.
     Our consolidated effective tax rate was a benefit of 1.1% and 35.6% in the first quarter of fiscal year 2006 and 2005, respectively. The tax benefit in the first quarter of fiscal year 2006 includes a one-time tax benefit of $3.2 million as a result of renewing our Malaysian pioneer tax status for the next 15 years. The tax benefit in the first quarter of fiscal year 2005 was primarily due to the establishment of a $25.0 million deferred tax asset resulting from a tax law change in Hungary that replaced a tax holiday incentive with a tax credit incentive. The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Hungary, India and Malaysia.
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
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2005 we had cash and cash equivalents amounted to $830.2 million and bank and other debts amounted to $1.8 billion. We also had a revolving credit facility of $1.35 billion, under which we had no borrowings outstanding as of June 30, 2005. The credit facility is subject to compliance with certain financial covenants and expires in March 2010.
     Cash provided by operating activities was $51.7 million and $166.2 million during the three months ended June 30, 2005 and 2004, respectively. During the first quarter of fiscal year 2006, cash provided by operating activities was primarily generated by net income of $58.7 million, an increase in trade payables and other accrued liabilities of approximately $100.7 million and a decrease in inventory of approximately $10.0 million, offset by an increase in accounts receivable of approximately $237.7 million. The increase in accounts payable and other current liabilities was primarily due to our continued expansion of our business. The increase in accounts receivable was primarily due to the reduction in sales of accounts receivable.
     Cash used in investing activities was $163.1 million and $416.4 million in the first quarter of fiscal years 2006 and 2005, respectively. Cash used in investing activities during the first quarter of fiscal year 2006 primarily related to the following:
•	net capital expenditures of $52.9 million for the purchase of equipment and for the continued expansion of various manufacturing facilities in certain low cost, high volume centers, primarily in Asia;

•	our payments of Nortel promissory notes of $62.8 million and $70.5 million for various other acquisitions of businesses and contingent purchase price adjustments relating to certain historic acquisitions;

•	$4.8 million of investments in certain non-publicly traded technology companies; and

•	$27.9 million of proceeds from our participation in our trade receivables securitization program.
     Financing activities generated $43.4 million and $284.9 million in the first quarter of fiscal years 2006 and 2005, respectively. Cash provided by financing activities in the first quarter of fiscal year 2006 primarily related to proceeds of $23.0 million from the sale of ordinary shares under our employee stock plans and net proceeds of borrowings under bank borrowings of $20.4 million.
     On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first and second stage completed in November 2004 and February 2005 and further stages scheduled in multiple phases during fiscal year 2006. We anticipate that the aggregate cash purchase price for the assets acquired will be in the range of approximately $650 million to $700 million. We completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004, which resulted in the payment of $12.8 million to Nortel. On February 8, 2005, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, which resulted in the payment of $83.7 million to Nortel. In connection with these closings, we entered into promissory notes amounting to $185.7 million. During the first quarter of fiscal year 2006, we made a payment of $62.8 million on the promissory notes. The remaining payments due in two quarterly installments in calendar year 2005. We are currently in discussion with Nortel regarding the timing of the cash payments associated with the remaining factory transfers. We intend to use our cash balances and revolving line of credit to fund the remaining purchase price for the assets yet to be acquired.
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
     On May 4, 2005, we announced our proposal to acquire all of the outstanding publicly-held shares (approximately 10.4 million shares or 30%) of our India-based subsidiary, Flextronics Software Systems Limited. We offered to acquire the shares at Rs. 575 per share ($13.23 per share), subject to shareholder and regulatory approvals, including the number of shares required for delisting being offered at this price. There is no obligation for shareholders to accept this open offer and there is no assurance that any shares will be offered for sale to us. We reserve the right not to acquire the offered shares if the final price, as determined by the Securities and Exchange Board of India, is more than Rs. 575 per share.
     We continuously evaluate the strategic and financial contributions of each of our operations and focus our primary growth objectives on our core EMS vertically-integrated business activities. We also assess opportunities to maximize shareholder value with respect to our non-core activities through divestitures, initial public offerings, spin-offs and other strategic transactions. Consistent with this strategy, we signed an agreement on June 15, 2005 to merge our Flextronics Network Services business with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. Under the terms of the proposed merger, we will receive an upfront cash payment, and deferred and contingent payments along with ownership of 30% of the merged company. For the three months ended June 30, 2005, the revenue and operating loss inclusive of amortization and restructuring charges of FNS were approximately $185.7 million and $4.2 million respectively. The impact of the proposed merger on consolidated net assets is not expected to be material. On June 15, 2005, we also entered into an agreement for the sale of Flextronics Semiconductor for cash to AMIS Holdings, Inc., parent company of AMI Semiconductor, Inc. We are in the process of determining the net assets of Flextronic Semiconductor to be sold and transferred to AMIS. As of June 30, 2005, the assets and liabilities of Flextronics Semiconductor amounted to approximately $83.7 million and $19.6 million respectively. For the three months ended June 30, 2005, revenue and operating income of Flextronics Semiconductor were not material to the consolidated results of operations. As a result of these two transactions, we expect to receive an aggregate upfront cash payment of approximately $550 million plus additional deferred and contingent payments. Both transactions are expected to close during the second quarter of fiscal year 2006 and are subject to certain closing conditions, including certain governmental approvals.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2005. There have been no material changes in contractual obligations since March 31, 2005. In July 2005, $5 million of the $200 million zero coupon convertible junior subordinated notes due 2008 was converted into ordinary shares of the Company. Information regarding our other financial commitments at June 30, 2005 is provided in “Notes to Condensed Consolidated Financial Statements, Note F — Trade Receivables Securitization.”

RELATED PARTY TRANSACTIONS
     Since June 30, 2003, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to that time, we made loans to several of our executive officers. Each loan is evidenced by a promissory note in favor of Flextronics and is generally secured by a deed of trust on property of the officer. Certain notes are non-interest bearing and others have interest rates ranging from 1.49% to 5.85%. There were no loans outstanding from the Company’s executive officers as of June 30, 2005 and March 31, 2005. Additionally, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the subsidiary. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of June 30, 2005 was approximately $2.0 million.
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
     The transaction with Nortel described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” is subject to a number of closing conditions, including regulatory approvals, conversion of information technology systems, and the completion of the required information and consultation process with employee representatives in Europe. Some of the processes involved in converting information technology systems (including the integration of related systems and internal controls) are complex and time consuming, and may present unanticipated difficulties. As a result, we currently expect that this transaction will not be completed before the March 2006 quarter. Further delays may arise if the conversion of information technology systems requires more time than presently anticipated. In addition, completion of the required information and consultation process with employee representatives in Europe may result in additional delays and in difficulties in retaining employees.
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
     We completed the closing of the acquisition of Nortel’s optical design operations in November 2004, and as a result we employed approximately 150 of Nortel’s former optical design employees. In addition, in February 2005, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, Canada. We may fail to retain and motivate these employees or to successfully integrate them into our operations.
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
     We have experienced growth in our business through a combination of internal growth and acquisitions, and we expect to make additional acquisitions in the future, including our pending completion of the acquisition of assets from Nortel described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” Our global workforce has more than doubled in size since the beginning of fiscal year 2001. During that time, we have also reduced our workforce at some locations and closed certain facilities in connection with our restructuring activities. These changes have placed considerable strain on our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.
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
     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our transition to low-cost manufacturing regions has contributed to significant restructuring and other charges that have resulted from reducing our workforce and capacity at higher-cost locations. We recognized restructuring charges of approximately

$32.7 million in first three months of fiscal year 2006, and $95.4 million and $540.3 million of restructuring charges in fiscal years 2005 and 2004, respectively, associated with the consolidation and closure of several manufacturing facilities, and related impairment of certain long-lived assets. We expect to recognize approximately $100 million of restructuring charges in fiscal 2006 and we may be required to take additional charges in the future as a result of these activities. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and cash flows.
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
     Although we enter into contracts with our design services customers, we may design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Certain of the products we design and develop must satisfy safety and regulatory standards and some must receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our sales, profitability and reputation. In addition, design activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to a product, these contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases. These contracts can generally be terminated by either party on short notice. Due to the increased risks associated with our design services offerings, we may not be able to achieve a high enough level of sales for this business to be profitable. Due to the initial costs of investing in the resources necessary to expand our design and engineering capabilities, and in particular to support our ODM services offerings, our profitability during fiscal years 2005 was adversely affected. We continue to make investments in these capabilities, which could adversely affect our profitability during fiscal year 2006 and beyond.
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
     Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 62% of net sales during the three months ended June 30, 2005 and in fiscal year 2005, and 64% of net sales in fiscal year 2004. During the three months ended June 30, 2005, our largest customer, Sony-Ericsson, accounted for greater than 10% of net sales. Our largest customers in fiscal years 2005 and 2004 were Sony-Ericsson and Hewlett-Packard, each accounting for greater than 10% of net sales. No other customer accounted for more than 10% of net sales during the three months ended June 30, 2005, in fiscal year 2005 or in fiscal year 2004.
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
     We are also exposed to risks related to the valuation of the Chinese currency relative to other foreign currencies. The Chinese currency is the renminbi yuan (RMB). The Chinese government relaxed its control over the exchange rate of the RMB relative to the United States Dollar by managing the fluctuation of the RMB within a range of 0.3% per day and pegging its value to the value of a basket of currencies, which currencies have not been identified. The RMB was previously pegged to the value of the United States Dollar. There is no certainty as to whether the Chinese government will elect to revalue the RMB again in the near future, or at all. A significant increase in the value of the RMB could adversely affect our financial results and cash flows by increasing both our manufacturing costs and the costs of our local supply base.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes during the three months ended June 30, 2005 since last fiscal year to our exposure to market risk for changes in interest rates and foreign currency exchange rates.
     We have a portfolio of fixed and variable rate debt. Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates from those as of June 30, 2005 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. Based on our overall currency rate exposures, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from the rate as of June 30, 2005 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the quarterly fiscal period covered by this quarterly report. The controls evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.
(b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 6. EXHIBITS

Exhibit
No.	Exhibit
4.01	Credit Agreement dated as of May 27, 2005 among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.*

4.02	Credit Agreement dated as of May 27, 2005 among Flextronics International USA, Inc., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman

Exhibit
No.	Exhibit
Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.*

4.03	Amendment to Indenture (relating to the Company’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005, by and between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as trustee.

4.04	Amendment to Indenture (relating to the Company’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005, by and between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as trustee.

10.01	Separation Agreement, dated December 17, 2004, between Flextronics International USA, Inc. and Robert Dykes.

10.02	Flextronics International Ltd. 2004 Award Plan for New Employees, as amended.**

10.03	Employment Agreement, dated as of July 8, 2005, by and between Michael E. Marks and Flextronics International USA, Inc.***

10.04	Flextronics International USA, Inc. 2005 Senior Executive Deferred Compensation Plan (together with the related form of Rabbi Trust Agreement and the Deferral Agreement Form for 2005).***

10.05	Award Agreement for Michael McNamara.***

10.06	Award Agreement for Thomas J. Smach.***

10.07	Award Agreement for Peter Tan.***

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

*	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 21, 2005.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2005.

***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2005.

****	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
Date: August 9, 2005	/s/ Michael E. Marks
Michael E. Marks
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2005	/s/ Thomas J. Smach
Thomas J. Smach
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
4.01	Credit Agreement dated as of May 27, 2005 among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.*

4.02	Credit Agreement dated as of May 27, 2005 among Flextronics International USA, Inc., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.*

4.03	Amendment to Indenture (relating to the Company’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005, by and between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as trustee.

4.04	Amendment to Indenture (relating to the Company’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005, by and between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as trustee.

10.01	Separation Agreement, dated December 17, 2004, between Flextronics International USA, Inc. and Robert Dykes.

10.02	Flextronics International Ltd. 2004 Award Plan for New Employees, as amended.**

10.03	Employment Agreement, dated as of July 8, 2005, by and between Michael E. Marks and Flextronics International USA, Inc.***

10.04	Flextronics International USA, Inc. 2005 Senior Executive Deferred Compensation Plan (together with the related form of Rabbi Trust Agreement and the Deferral Agreement Form for 2005).***

10.05	Award Agreement for Michael McNamara.***

10.06	Award Agreement for Thomas J. Smach.***

10.07	Award Agreement for Peter Tan.***

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

*	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 21, 2005.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2005.

***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2005.

****	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.