Form 10-Q
period 2005-09-30
FLEXTRONICS INTERNATIONAL LTD
filed 2005-11-09
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-23354
FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Marina Boulevard, #28-00	018989
Singapore	(Zip Code)
(Address of registrant’s principal executive
offices)
(65) 6890 7188
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No   ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☑   No   ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☑
     As of November 3, 2005, there were 573,570,797 shares of the Registrant’s ordinary shares, S$0.01 par value, outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Flextronics International Ltd.:
We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of September 30, 2005, the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2005 and 2004, and related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 9, 2005

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	March 31, 2005
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,150,454	$869,258
Accounts receivable, net of allowance for doubtful accounts of $37,764 and $31,166 as of September 30, 2005 and March 31, 2005, respectively	1,726,896	1,842,010
Inventories	1,721,887	1,518,866
Deferred income taxes	9,649	12,117
Other current assets	630,555	544,914

Total current assets	5,239,441	4,787,165
Property and equipment, net of accumulated depreciation of $1,206,005 and $1,245,217 as of September 30, 2005 and March 31, 2005, respectively	1,622,965	1,704,516
Deferred income taxes	590,095	684,952
Goodwill	3,067,955	3,359,477
Other intangible assets, net	159,114	142,712
Other assets	422,984	328,750

Total assets	$11,102,554	$11,007,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$23,091	$17,448
Current portion of capital lease obligations	620	8,718
Accounts payable	2,948,934	2,523,269
Accrued payroll	209,495	285,504
Other current liabilities	954,540	1,045,255

Total current liabilities	4,136,680	3,880,194
Long-term debt, net of current portion:
Capital lease obligations	1,984	9,141
Zero coupon convertible junior subordinated notes due 2008	195,000	200,000
1% Convertible Subordinated Notes due 2010	500,000	500,000
6 1/2% Senior Subordinated Notes due 2013	399,650	399,650
6 1/4% Senior Subordinated Notes due 2014	461,748	490,270
Other	7,659	110,509
Other liabilities	150,146	193,760
Commitments and contingencies (Note J)
Shareholders’ equity:
Ordinary shares, S$0.01 par value, authorized — 1,500,000,000 shares; issued and outstanding — 573,496,352 and 568,329,662 shares as of September 30, 2005 and March 31, 2005, respectively	3,390	3,360
Additional paid-in capital	5,525,450	5,486,404
Accumulated deficit	(326,340)	(382,600)
Accumulated other comprehensive income	52,339	123,683
Deferred compensation	(5,152)	(6,799)

Total shareholders’ equity	5,249,687	5,224,048

Total liabilities and shareholders’ equity	$11,102,554	$11,007,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net sales	$3,884,231	$4,138,249	$7,781,762	$8,018,697
Cost of sales	3,622,025	3,867,385	7,240,342	7,500,901
Restructuring charges	38,463	25,704	66,035	46,695

Gross profit	223,743	245,160	475,385	471,101
Selling, general and administrative expenses	146,975	139,022	294,766	280,618
Intangibles amortization	14,629	8,683	29,250	17,344
Restructuring charges	11,883	7,798	17,000	10,395
Interest and other expense, net	23,018	22,429	49,035	40,715
Gain on divestiture of operations	(70,695)	—	(70,695)	—

Income before income taxes	97,933	67,228	156,029	122,029
Provision for (benefit from) income taxes	100,380	(25,394)	99,769	(44,915)

Net income (loss)	$(2,447)	$92,622	$56,260	$166,944

Earnings (loss) per share:
Basic	$—	$0.17	$0.10	$0.31

Diluted	$—	$0.16	$0.09	$0.29

Weighted average shares used in computing per share amounts:
Basic	572,376	551,875	570,851	541,250

Diluted	572,376	582,206	600,222	575,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,260	$166,944
Depreciation and amortization	174,147	171,955
Change in working capital and other	202,483	(74,305)

Net cash provided by operating activities	432,890	264,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(107,152)	(147,206)
Acquisitions of businesses, net of cash acquired	(472,013)	(88,960)
Proceeds from divestiture of operations	518,505	—
Prepayment relating to pending acquisition	—	(289,367)
Other investments and notes receivable	23,030	(67,923)

Net cash used in investing activities	(37,630)	(593,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	1,309,056	632,975
Repayments of bank borrowings and long-term debt	(1,477,955)	(544,362)
Repayments of capital lease obligations	(10,733)	(5,370)
Net proceeds from issuance of ordinary shares	34,590	319,249

Net cash (used in) provided by financing activities	(145,042)	402,492

Effect of exchange rate on cash	30,978	5,645

Net increase in cash and cash equivalents	281,196	79,275
Cash and cash equivalents at beginning of period	869,258	615,276

Cash and cash equivalents at end of period	$1,150,454	$694,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — ORGANIZATION OF THE COMPANY
     Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) for a broad range of products in the following industries: handheld devices, computers and office automation, communications infrastructure, consumer devices, information technology infrastructure, industrial, automotive and medical. The Company’s strategy is to provide customers with a complete range of vertically integrated global supply chain services through which the Company designs, builds and ships a complete packaged product for its OEM customers. The Company’s OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle. The Company also provides after-market services such as repair and warranty services.
     In addition to the assembly of printed circuit boards and complete systems and products, the Company’s manufacturing services include the fabrication and assembly of plastic and metal enclosures and the fabrication of printed circuit boards and backplanes. The Company also provides contract design and related engineering services offerings to its customers, from full product development to system integration, industrialization, product cost reduction and software application development. These services include industrial and mechanical design, hardware design, embedded and application software development, and system validation and test development.
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
     During the second quarter of fiscal year 2006, the Company sold 100% of its semiconductor division and merged its network services division with Telavie and retained a 30% ownership stake in the merged company. Refer to Note K, “Business and Asset Acquisitions and Divestitures” for further discussion of the divestitures of operations.
NOTE B — SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2005 contained in the Company’s Annual Report on Form 10-K and all of the Company’s other reports filed with the SEC after such date and through the date of this report. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.
     The Company’s fiscal year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each respective calendar quarter. The third and fourth fiscal quarters end on December 31 and March 31, respectively.
     Amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$)
or Euros (€).

     The accompanying unaudited condensed consolidated financial statements include the accounts of Flextronics and its wholly and majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions. The Company consolidates all majority owned subsidiaries and investments in entities in which the Company has a controlling influence. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company records minority interest to account for the ownership interest of the minority owners. As of September 30, 2005 and March 31, 2005, minority interest amounted to $30.5 million and $40.8 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The associated minority interest expense has not been material to the Company’s results of operations for the three and six months ended September 30, 2005 and September 30, 2004, and was classified as interest and other expense, net, in the condensed consolidated statements of operations. Non-majority owned investments are accounted for using the equity method when the Company has the ability to significantly influence the operating decisions of the issuer, otherwise the cost method is used.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, inventory allowances, useful lives of property, equipment and intangible assets, asset impairments, fair values of derivative instruments and the related hedged items, restructuring charges, contingencies, capital leases, and the fair values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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
Allowance for Doubtful Accounts
     The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of those credit evaluations. The Company evaluates the collectibility of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. Unanticipated changes in the liquidity or financial position of the Company’s customers may require additional provisions for doubtful accounts. As discussed further in Note L, “Subsequent Event,” a customer of the Company recently filed for Chapter 11 bankruptcy, resulting in the Company providing a bad debt provision of $15.0 million as a charge to selling, general and administrative expenses during the three months ended September 30, 2005 for the potential non-collectibility of accounts receivable from this customer. Additional charges could be incurred in future periods to the extent the remaining accounts receivable related to this customer becomes uncollectible.

Inventories
     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	September 30,	March 31,
	2005	2005
	(In thousands)
Raw materials	$825,914	$711,251
Work-in-progress	360,499	306,833
Finished goods	535,474	500,782

	$1,721,887	$1,518,866

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
Goodwill and Other Intangibles
     Goodwill of the reporting units is tested for impairment on January 31st and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available to management, and for which management regularly reviews the operating results. For purposes of the annual goodwill impairment evaluation, the Company has identified two separate reporting units: Electronic Manufacturing Services and Network Services. The Company sold its Network Services division in the second quarter of fiscal year 2006. As such, the Company currently operates in one reporting unit. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential likelihood that some or all of its goodwill would be considered impaired.
     The following table summarizes the activity in the Company’s goodwill account during the six months ended September 30, 2005:

Six Months Ended
September 30, 2005
(In thousands)
Balance, beginning of the period	$3,359,477
Additions	308,184
Goodwill related to divested operations (1)	(452,046)
Reclassification to other intangibles (2)	(70,022)
Foreign currency translation adjustments	(77,638)

Balance, end of the period	$3,067,955

(1)	See Note K, “Business and Asset Acquisitions and Divestitures.”

(2)	Reclassification resulting from the completion of final allocation of the Company’s intangible assets acquired through certain business combinations in a period subsequent to the respective period of acquisition and based on the completion of third-party valuations.

     All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible may not be recoverable. Intangible assets are comprised of contractual agreements, patents and trademarks, developed technologies, customer relationships and other acquired intangibles. Contractual agreements, patents and trademarks, and developed technologies are amortized on a straight-line basis up to ten years. Other acquired intangibles related to favorable leases and customer relationships are amortized on a straight-line basis over three to ten years. No residual value is estimated for the intangible assets. During the six-month period ended September 30, 2005, there was approximately $72.2 million of additions to intangible assets, primarily related to contractual agreements, customer relationships and developed technologies as a result of acquisitions. In September 2005, the Company reduced the intangible assets by approximately $18.4 million, primarily related to contractual agreements, developed technologies and customer relationships, as a result of the divestiture of certain operations, see Note K, “Business and Asset Acquisitions and Divestitures.” The components of other intangible assets are as follows:

	September 30, 2005			March 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:
Contractual agreements	$100,355	$(25,210)	$75,145	$104,383	$(58,221)	$46,162
Patents and trademarks	8,082	(2,080)	6,002	8,082	(1,688)	6,394
Developed technologies	11,765	(2,821)	8,944	11,812	(1,231)	10,581
Customer relationships	78,460	(10,373)	68,087	71,353	(4,342)	67,011
Other acquired intangibles	26,230	(25,294)	936	32,619	(20,055)	12,564

Total	$224,892	$(65,778)	$159,114	$228,249	$(85,537)	$142,712

     Total amortization expense recorded during the three- and six-month periods ended September 30, 2005 was $14.6 million and $29.3 million, respectively. Total amortization expense recorded during the three- and six-month periods ended September 30, 2004 was $8.7 million and $17.3 million, respectively. Expected future annual amortization expense is as follows:

Fiscal years ending March 31,	Amount
	(In thousands)
2006	$19,294	(1)
2007	31,442
2008	27,298
2009	22,045
2010	21,036
Thereafter	37,999

Total amortization expenses	$159,114

(1)	Represents estimated amortization for the six-month period ending March 31, 2006.

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
Restructuring Charges
     The Company recognizes restructuring charges related to its plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.
     The recognition of the restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. If the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recording of additional restructuring charges or the reduction of liabilities already recorded. Such changes to previously estimated amounts may be material to the condensed consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.
Accounting for Stock-Based Compensation
     The Company applies the intrinsic value method of accounting for its stock-based compensation plans. As a result, generally no compensation expense is recognized for options granted under these stock incentive plans because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”).
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) which (i) revises SFAS 123 to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under APB 25 and related interpretations, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. The Company is required to adopt this statement beginning April 1, 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow; however, it is expected that any expense associated with the adoption of the provisions of SFAS 123(R) will result in significant stock-based compensation expense which may have a material negative impact on its results of operations.

     The following pro forma information reflects net income and earnings per share as if the Company had accounted for its stock-based compensation plans using the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed for the forfeitures of unvested options.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$(2,447)	$92,622	$56,260	$166,944
Add: Stock-based employee compensation expense included in reported net income, net of tax	493	557	1,156	1,028
Less: Fair value compensation costs, net of tax	(8,558)	(17,428)	(18,862)	(32,173)

Pro forma net income (loss)	$(10,512)	$75,751	$38,554	$135,799

Basic earnings (loss) per share:
As reported	$—	$0.17	$0.10	$0.31

Pro forma	$(0.02)	$0.14	$0.07	$0.25

Diluted earnings (loss) per share:
As reported	$—	$0.16	$0.09	$0.29

Pro forma	$(0.02)	$0.13	$0.06	$0.24

     The Company accelerated the vesting of all out-of-the-money unvested options to purchase the Company’s ordinary shares held by current employees and executive officers on January 17, 2005, primarily to eliminate future compensation expense attributable to these options upon adoption of SFAS 123(R). All options priced above $12.98, the closing price of the Company’s ordinary shares on January 17, 2005, were considered to be out-of-the-money. The decrease in the pro forma expense in fiscal year 2006 is primarily the result of the acceleration of vesting during fiscal year 2005 and, to a lesser extent, the reduction in the Company’s estimated volatility discussed below.
     Although the pro forma effects above may be indicative of the Company’s adoption of SFAS 123(R), the actual expense will be dependent on numerous factors including, but not limited to, selection of the option pricing model and related assumptions used to value stock-based awards granted subsequent to April 1, 2006, accounting policy decisions regarding graded or straight line attribution expense recognition methods, and assumed award forfeiture rates.
     For purposes of the pro forma presentation, the fair value of each option grant was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Volatility	37%	82%	38%	83%
Risk-free interest rate	4.2%	2.8%	3.8%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option life	4 years	3.8 years	4 years	3.8 years

     The fair value related to shares issued under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Volatility	26%	42%	33%	41%
Risk-free interest rate	2.1%	1.4%	1.9%	1.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option life	0.5 years	0.5 years	0.5 years	0.5 years
     The Company has never paid dividends on its ordinary shares and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods. Beginning on January 1, 2005, in accordance with the guidance under SFAS 123 for selecting assumptions to use in an option pricing model, the Company reduced its estimate of expected volatility based upon a re-evaluation of the variability in the market price of its publicly traded stock. Prior to this date, the historical variability in daily stock prices was used exclusively to derive the estimate of expected volatility. Management determined that a combination of implied volatility related to publicly traded options together with historical volatility is more reflective of current market conditions, and a better indicator of expected volatility.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Consequently, the Company’s estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards. Accordingly, pro forma net income and earnings per share as disclosed above may not accurately depict the associated fair value of the outstanding options.
     The Company will continue to evaluate its assumptions used to derive the estimated fair value of options granted under its stock-based compensation plans as new events or changes in circumstances become known.
     The Company grants key employees rights to acquire a specified number of ordinary shares for no cash consideration under its 2002 Interim Incentive Plan (“restricted stock units”) in exchange for continued service with the Company. Restricted stock units awarded under the plan vest in installments over a five-year period and unvested units are forfeited upon termination of employment. During the first half of fiscal year 2005, 85,000 restricted stock units were granted with a weighted average fair value on the date of grant of $14.66 per ordinary share. No restricted stock units were awarded during the first half of fiscal year 2006. Grants of restricted stock units are recorded as compensation expense over the vesting period at the fair market value of the Company’s ordinary shares at the date of grant. During the three- and six-month periods ended September 30, 2005, compensation expense related to restricted stock units was approximately $493,000 and $1.2 million, respectively. During the three- and six-month periods ended September 30, 2004, compensation expense related to the restricted stock units was approximately $557,000 and $1.0 million, respectively. Unearned compensation associated with restricted stock units was $5.2 million and $6.8 million as of September 30, 2005 and March 31, 2005, respectively, and is included in shareholders’ equity as a component of additional paid-in capital. During the three-month period ended September 30, 2005, the Company reversed $491,000 of unearned compensation relating to the forfeiture of unvested restricted stock units.

Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated results of operations, financial condition and cash flows.
     In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of the adoption of FIN 47.
NOTE C — EARNINGS (LOSS) PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires entities to present both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the applicable periods.
     Diluted earnings (loss) per share reflects the potential dilution from stock options, restricted stock units and convertible securities. The potential dilution from stock options exercisable into ordinary share equivalents and restricted stock units was computed using the treasury stock method based on the average fair market value of the Company’s ordinary shares for the period, and potential dilution from subordinated notes convertible into ordinary share equivalents was computed using the if-converted method.
     The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted net income (loss) per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128 :

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Basic earnings (loss) per share:
Net income (loss)	$(2,447)	$92,622	$56,260	$166,944
Shares used in computation:
Weighted average ordinary shares outstanding	572,376	551,875	570,851	541,250

Basic earnings (loss) per share	$—	$0.17	$0.10	$0.31

Diluted earnings (loss) per share:
Net income (loss)	$(2,447)	$92,622	$56,260	$166,944
Shares used in computation:
Weighted average ordinary shares outstanding	572,376	551,875	570,851	541,250
Weighted average ordinary share equivalents from stock options and awards (1)	—	11,283	10,488	13,661
Weighted average ordinary share equivalents from convertible notes (2)	—	19,048	18,883	20,199

Weighted average ordinary shares and ordinary share equivalent outstanding	572,376	582,206	600,222	575,110

Diluted earnings (loss) per share	$—	$0.16	$0.09	$0.29

(1)	Ordinary share equivalents from stock options to purchase approximately 22.7 million and 26.3 million shares during the three- and six-month periods ended September 30, 2005, respectively, and approximately 28.8 million and 23.0 million shares during the three- and six-month periods ended September 30, 2004, respectively, were excluded from the computation of diluted earnings (loss) per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods. Of the ordinary share equivalents from stock options to purchase approximately 22.7 million shares during the three months ended September 30, 2005, approximately 10.8 million were excluded due to the Company’s reported net loss.

(2)	Due to the Company’s reported net loss, ordinary share equivalents from the zero coupon convertible junior subordinated notes of approximately 18.7 million shares were anti-dilutive for the three months ended September 30, 2005 and excluded from the computation of diluted loss per share. Ordinary share equivalents from the zero coupon convertible junior subordinated notes of approximately 18.9 million shares were included as ordinary share equivalents for the six months ended September 30, 2005. Ordinary share equivalents from the zero coupon convertible junior subordinated notes of approximately 19.0 million shares were included as ordinary share equivalents during the three- and six-month periods ended September 30, 2004. In addition, approximately 32.2 million ordinary share equivalents from the principal portion of the 1% convertible subordinated notes due August 2010 are excluded from the computation of diluted earnings (loss) per share as the Company has the positive intent and ability to settle the principal amount of the notes in cash and to settle any conversion spread (excess of conversion value over face value) in stock. During the three- and six-month periods ended September 30, 2005 and the three- month period ended September 30, 2004, the conversion obligation was less than the principal portion of the convertible notes and, accordingly, no additional shares were included in the computation of diluted earnings (loss) per share. During the six-month period ended September 30, 2004, ordinary share equivalents from the conversion spread of approximately 1.2 million shares were included as ordinary share equivalents for the computation of diluted earnings per share.
NOTE D — OTHER COMPREHENSIVE INCOME (LOSS)
     The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$(2,447)	$92,622	$56,260	$166,944
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(6,817)	13,087	(73,777)	28,194
Unrealized holding gain (loss) on derivative instruments, net of taxes	876	467	2,433	(965)

Comprehensive income (loss)	$(8,388)	$106,176	$(15,084)	$194,173

NOTE E — LONG-TERM DEBT
     During the six months ended September 30, 2005, the Company repaid other long-term debt amounting to approximately $103 million and repurchased $36.9 million of its 6.25% senior subordinated notes due 2014.
NOTE F — FINANCIAL INSTRUMENTS
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
     As of September 30, 2005 and March 31, 2005, the Company recorded $4.7 million in other current liabilities and $13.4 million in other current assets, respectively, to reflect the fair value of these short-term foreign currency forward contracts. As of September 30, 2005 and March 31, 2005, the Company had recorded in other comprehensive income deferred losses of approximately $3.9 million and $6.3 million, respectively, relating to the Company’s foreign currency forward contracts. These losses are expected to be recognized in earnings over the next twelve months. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for all periods presented.

     On November 17, 2004, the Company issued $500.0 million of 6.25% senior subordinated notes due in November 2014. Interest is payable semi-annually on May 15 and November 15. The Company entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to a variable rate debt. The swaps, which expire in 2014, are accounted for as fair value hedges under SFAS 133. The notional amounts of the swaps total $400.0 million. Under the terms of the swaps, the Company will pay an interest rate equal to the six-month LIBOR rate (4.23% at September 30, 2005), set in arrears, plus a fixed spread of 1.37% to 1.52%. In exchange, the Company will receive a payment based on a fixed rate of 6.25%. At September 30, 2005 and March 31, 2005, the Company recorded $1.3 million in other current liabilities and $9.7 million in other current assets, respectively, to reflect the fair value of the interest rate swaps, with a corresponding increase or decrease to the carrying value of the 6.25% senior subordinated notes on the Consolidated Balance Sheet.
NOTE G — TRADE RECEIVABLES SECURITIZATION
     The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity. The Company pays annual facility and commitment fees of up to 0.24% for unused amounts and program fees of up to 0.34% of outstanding amounts. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. In September 2005, the Company amended the securitization agreement to increase the size of the program to $700 million and the expiration date to September 2006. The unaffiliated financial institution’s maximum investment limit was increased to $500 million. The amended securitization agreement also includes two Obligor Specific Tranches (OST) which total $200 million. The OSTs are part of the main facility and were incorporated in order to minimize the impact of excess concentrations of two major customers.
     The Company has sold $259.1 million and $249.9 million of its accounts receivable as of September 30, 2005 and March 31, 2005, respectively, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of $173.5 million from the unaffiliated financial institutions for the sale of these receivables during the second quarter of fiscal year 2006. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $86.5 million and $123.1 million as of September 30, 2005 and March 31, 2005, respectively.
     Additionally, during the three-month period ended September 30, 2005, the Company sold approximately $228.1 million of receivables to a banking institution with limited recourse, which management believes is nominal. The outstanding balance of sold receivables, not yet collected, was $210.4 million as of September 30, 2005.
     In accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.
NOTE H — RESTRUCTURING CHARGES
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
     Liabilities for costs associated with exit or disposal of activities are recognized when the liabilities are incurred.
     As of September 30, 2005 and March 31, 2005, assets that were no longer in use and held for sale totaled approximately $41.1 million and $59.3 million, respectively, primarily representing manufacturing facilities located in the Americas that have been closed as part of the facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other assets on the consolidated balance sheet.
Fiscal Year 2006
     The Company recognized restructuring charges of approximately $32.7 million and $50.3 million during the first and second quarters of fiscal year 2006, respectively, related to the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities. The Company has classified $27.6 million and $38.5 million of the charges associated with facility closures as a component of cost of sales during the first and second quarters of fiscal year 2006, respectively.
     The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During the first and second quarters of fiscal year 2006, the Company recorded approximately $14.5 million and $12.8 million, respectively, of other exit costs primarily associated with contractual obligations. As of September 30, 2005, approximately $7.5 million is classified as long-term obligation and will be paid throughout the term of the terminated leases.
     The components of the restructuring charges during the first and second quarters of fiscal year 2006 were as follows:

	First	Second
	Quarter	Quarter	Total
	(In thousands)
Americas
Severance	$2,442	$6,546	$8,988
Long-lived assets impairment	3,847	7,244	11,091
Other exit costs	6,421	836	7,257

Total restructuring charges	$12,710	$14,626	$27,336

Europe
Severance	$11,483	$16,669	$28,152
Long-lived assets impairment	456	7,125	7,581
Other exit costs	8,040	11,926	19,966

Total restructuring charges	$19,979	$35,720	$55,699

Total
Severance	$13,925	$23,215	$37,140
Long-lived assets impairment	4,303	14,369	18,672
Other exit costs	14,461	12,762	27,223

Total restructuring charges	$32,689	$50,346	$83,035

     During the first six months of fiscal year 2006, the Company recorded approximately $37.1 million of employee termination costs associated with the involuntary terminations of 2,710 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 453 and 2,257 for the Americas and Europe, respectively. Approximately $27.2 million of the net charges were classified as a component of cost of sales.
     During the first six months of fiscal year 2006, the Company recorded approximately $18.7 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures. Approximately $18.5 million of this amount was classified as a component of cost of sales. The restructuring charges recorded during the first six months of fiscal year 2006 also included approximately $27.2 million for other exit costs, of which, $20.5 million was classified as a component of cost of sales. This amount was primarily comprised of facility lease obligations of approximately $10.7 million, customer disengagement costs of $6.6 million, and facility abandonment and refurbishment costs accounted for approximately $1.8 million.
     The following table summarizes the provisions, the respective payments, and the remaining accrual balance as of September 30, 2005 for restructuring charges incurred in the first and second quarters of fiscal year 2006 and prior:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2005	$13,551	$—	$24,337	$37,888
Activities during the first quarter:
Provision for charges incurred in first quarter	13,925	4,303	14,461	32,689
Cash payments for charges incurred in first quarter	(2,163)	—	(1,100)	(3,263)
Cash payments for charges incurred in fiscal year 2005	(3,426)	—	(472)	(3,898)
Cash payments for charges incurred in fiscal year 2004	(1,179)	—	(2,386)	(3,565)
Cash payments for charges incurred in fiscal year 2003 and prior	(24)	—	(684)	(708)
Non-cash charges incurred in first quarter	—	(4,303)	(3,421)	(7,724)

Balance as of June 30, 2005	20,684	—	30,735	51,419
Activities during the second quarter:
Provision for charges incurred in second quarter	23,215	14,369	12,762	50,346
Cash payments for charges incurred in first and second quarters	(24,950)	—	(4,475)	(29,425)
Cash payments for charges incurred in fiscal year 2005	(2,120)	—	(401)	(2,521)
Cash payments for charges incurred in fiscal year 2004	(579)	—	(1,445)	(2,024)
Cash payments for charges incurred in fiscal year 2003 and prior	(73)	—	(875)	(948)
Non-cash charges incurred in second quarter	—	(14,369)	(6,450)	(20,819)

Balance as of September 30, 2005	16,177	—	29,851	46,028
Less:
Current portion (classified as other current liabilities)	(15,277)	—	(10,794)	(26,071)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$900	$—	$19,057	$19,957

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

     During fiscal year 2005, the Company recorded approximately $66.3 million of employee termination costs associated with the involuntary terminations of approximately 3,000 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 300, 200, and 2,500 for the Americas, Asia and Europe, respectively. As of September 30, 2005, approximately 2,973 employees have been terminated under these plans, while approximately 27 employees have been notified but not yet terminated. Approximately $54.7 million of the charges were classified as a component of cost of sales. The Company also recorded approximately $12.7 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures. Approximately $11.2 million of this amount was classified as a component of cost of sales. The restructuring charges recorded during fiscal year 2005 also included approximately $16.3 million for other exit costs. Approximately $12.5 million of the amount was classified as a component of cost of sales. Of this amount, customer disengagement costs amounted to approximately $5.5 million; facility lease obligations accounted for approximately $2.3 million and facility abandonment and refurbishment costs accounted for approximately $3.7 million. As of September 30, 2005, accrued facility closure costs were $0.8 million, net of current portion of $4.1 million related to restructuring charges incurred in fiscal year 2005.

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

Fiscal Year 2004 and 2003
     As of September 30, 2005, accrued facility closure costs were $6.4 million, net of current portion of $6.5 million related to restructuring charges incurred in fiscal year 2004. As of September 30, 2005, accrued facility closure costs were $5.2 million, net of current portion of $1.1 million related to restructuring charges incurred in fiscal year 2003 and prior.
     For further discussion of the Company’s historical restructuring activities, refer to Note 10, “Restructuring Charges” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
NOTE I — SEGMENT REPORTING
     Prior to August 2005, the Company operated and was managed internally by two operating segments that were combined for operating segment disclosures, as they did not meet the quantitative thresholds for separate disclosure established in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Subsequent to the divestiture of its Network Services division in August 2005, the Company operates in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.
     Geographic information is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net sales:
Asia	$2,389,075	$2,261,951	$4,490,761	$4,185,953
Americas	696,197	631,153	1,434,134	1,253,447
Europe	813,882	1,455,700	1,932,394	3,012,455
Intercompany eliminations	(14,923)	(210,555)	(75,527)	(433,158)

	$3,884,231	$4,138,249	$7,781,762	$8,018,697

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Income before income taxes:
Asia	$121,334	$89,454	$195,197	$170,566
Americas	81,611	7,265	81,383	19,024
Europe	(52,295)	(13,453)	(45,918)	(28,861)
Intercompany eliminations	(52,717)	(16,038)	(74,633)	(38,700)

	$97,933	$67,228	$156,029	$122,029

	September 30,	March 31,
	2005	2005
	(In thousands)
Long-lived assets:
Asia	$845,175	$806,617
Americas	418,129	422,644
Europe	359,661	475,255

	$1,622,965	$1,704,516

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
     During the three and six months ended September 30, 2005, net sales generated from Singapore, the principal country of domicile, were approximately $73.7 million and $125.7 million, respectively. During the three and six months ended September 30, 2004, net sales generated from Singapore were approximately $54.8 million and $111.8 million, respectively.
NOTE J — COMMITMENTS AND CONTINGENCIES
     On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’s purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first three stages completed in November 2004, February 2005 and August 2005. The final asset transfer is expected to be completed in the March 2006 quarter. Refer to Note K, “Business and Asset Acquisitions and Divestitures” for further discussion.
     The Company maintains a $1.35 billion amended revolving credit facility consisting of two separate credit agreements, one providing for up to $1.105 billion principal amount of revolving credit loans to the Company and its designated subsidiaries; and one providing for up to $245.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. This amended credit facility expires in May 2010. Borrowings under the amended credit facility bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or 0.50% plus the federal funds rate) plus the applicable margin for base rate loans ranging between 0.0% and 0.125%, based on the Company’s credit ratings; or (ii) the LIBOR rate plus the applicable margin for LIBOR loans ranging between 0.625% and 1.125% based on the Company’s credit ratings. The Company is required to pay a quarterly commitment fee ranging from 0.125% to 0.250% per annum of the unutilized portion of the credit facility and, if the utilized portion of the facility exceeds 33% of the total commitment, a quarterly utilization fee ranging between 0.125% to 0.250% on such utilized portion, in each case based on the Company’s credit ratings. The Company is also required to pay letter of credit usage fees ranging between 0.625% and 1.125% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and issuance fees of 0.125% per annum on the daily average undrawn amount of letters of credit. The Company has no borrowings outstanding under this facility as of September 30, 2005.

     The amended credit facility is unsecured, and contains certain restrictions on the Company’s and its subsidiaries ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The amended credit facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries.
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
NOTE K — BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES
Business acquisitions
     Nortel
     On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’s purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first three stages completed in November 2004, February 2005 and August 2005. The final asset transfer is expected to be completed in the March 2006 quarter.
     The Company anticipates that the aggregate cash purchase price for the assets acquired will be in the range of approximately $575 million to $625 million. As of September 30, 2005, the company has made aggregate payments of $303 million to Nortel and has notes payable to Nortel classified as other current liabilities of $67.6 million. The total purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be $340 million to $390 million for inventory, $35 million for fixed assets, and the remaining amounts to intangible assets, including goodwill. The Company completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004. On February 8, 2005 and August 22, 2005, the Company completed the closings of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, and Châteaudun, France, respectively. The purchases to date have resulted in purchased intangible assets of $20.7 million and goodwill of $175.3 million, based on third-party valuations.
     Hughes Software Systems Limited (now known as Flextronics Software Systems Limited (FSS))
     In October 2004, the Company acquired approximately 70% of the total outstanding shares of FSS.

     In September 2005, the Company also acquired approximately 18% of the total outstanding shares of FSS for cash consideration of $106.5 million. The Company has not finalized the allocation of the purchase price to identifiable assets which is pending the completion of a third party valuation. The Company now owns approximately 88% of the total outstanding shares of FSS as of September 30, 2005 and is in the process of delisting FSS from India’s National Stock Exchange. Once the shares have been delisted, any shareholders whose shares have not been acquired (approximately 4 million shares as of September 30, 2005) may offer their shares for sale to the Company at the exit price of Rs. 725 per share (US$16.09 per share) for a period of six months following the date of the delisting.
     The following table reflects the pro forma consolidated results of operations for the periods presented, as though the acquisitions of Nortel’s operations in Canada, Northern Ireland and France and the acquisition of FSS had occurred as of the beginning of periods presented, after giving effect to certain adjustments and related income tax effects:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
		(Unaudited)
Net sales	$3,987,231	$4,438,352	$8,025,762	$8,633,776
Net income	$(2,505)	$96,297	$57,111	$174,132
Basic earnings per share	$—	$0.17	$0.10	$0.32
Diluted earnings per share	$—	$0.17	$0.10	$0.30
Other acquisitions
     During the six months ended September 30, 2005, the Company completed certain acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for these acquisitions amounted to approximately $123.5 million, net of cash acquired. Goodwill and intangibles resulting from these acquisitions during the six months ended September 30, 2005, as well as from contingent purchase price adjustments for certain historical acquisitions, totaled approximately $205.7 million. The purchase prices of these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of third-party valuations. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 31, 2010. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
     During the six months ended September 30, 2005, the Company paid approximately $47.7 million in cash for contingent purchase price adjustments relating to certain historical acquisitions.
Divestitures
     In September 2005, the Company merged its Flextronics Network Services (FNS) division with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. Under the terms of the merger, the Company received an upfront cash payment along with future contingent and deferred purchase price payments. The Company also has retained a 30% ownership in the merged company, Relacom Holding AB, which the Company accounts for using the equity method of accounting. The initial carrying value of the investment was $85.5 million based on a third party valuation adjusted for the Company’s economic interest in the gain on divestiture. The excess of the carrying value of the investment and the underlying equity in net assets is attributable to goodwill and intangible assets. The allocation of the excess to the identifiable assets is pending the completion of a third party valuation.

     In September 2005, the Company sold its semiconductor division to AMIS Holdings, Inc. (AMIS), the parent company of AMI Semiconductor, Inc.
     As a result of these two transactions, the Company received aggregate cash payments of approximately $518.5 million and other consideration valued at $40.4 million. Aggregate net assets sold on the divestitures were approximately $573 million. The Company recognized an aggregate pretax gain of $70.7 million, net of approximately $3.0 million in expense for accelerated deferred compensation. The divestitures of semiconductor and network services divisions resulted in tax expense of $98.9 million associated with the gain on the sale and differences between recorded book and tax basis of the entities sold as well as the recording of valuation allowance relating to the remaining deferred tax assets. Revenue related to the divested businesses for the three-month periods ended September 30, 2005 and September 30, 2004 was approximately $108 million and $187 million, respectively. Revenue related to the divested businesses for the six-month periods ended September 30, 2005 and September 30, 2004 was approximately $317 million and $381 million, respectively.
NOTE L — SUBSEQUENT EVENT
     On October 8, 2005, Delphi Corporation (“Delphi”), a customer of the Company, filed for Chapter 11 bankruptcy in the Southern District of New York. Most all of Delphi’s domestic subsidiaries are included in the Chapter 11 bankruptcy filing; however, very few of its foreign subsidiaries filed for bankruptcy. The Company’s recorded total pre-bankruptcy petition accounts receivable from Delphi is approximately $44.7 million. The Company has filed a reclamation claim in the amount of approximately $15.2 million. Upon consideration of, among other factors, the reclamation claim, a guarantee from a foreign affiliate of Delphi and the post-petition market price for Delphi trade receivables, the Company made a bad debt provision of $15.0 million for the potential non-collectibility of the accounts receivable as a charge to selling, general and administrative expenses during the three months ended September 30, 2005. To the extent the Company’s reclamation claim is unsuccessful, or the Company cannot enforce the guarantee, or if Delphi is not successful in emerging from bankruptcy proceedings and ceases operations altogether, all or a significant portion of the remaining accounts receivable may become uncollectible.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.
     This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission (“the SEC”). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below and in “Risk Factors.” Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.
OVERVIEW
     We are a leading provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) of a broad range of products in the following industries: handheld devices; computer and office automation; communications infrastructure; information technology infrastructure; consumer devices; and a variety of other industries, including the industrial, automotive and medical industries. We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our OEM customers. Our OEM customers leverage our services to meet their product requirements throughout their products’ entire product life cycle. Our vertically-integrated service offerings include: design services; printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; logistics; after-market services, multiple component product offerings, and software services.
     We are one of the world’s largest EMS providers, with revenues of $15.9 billion in fiscal year 2005. As of September 30, 2005, our total manufacturing capacity was approximately 13.3 million square feet in over 30 countries across five continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (the Americas, Europe, and Asia) in order to serve the growing outsourcing needs of both multinational and regional OEMs. For the six-month period ended September 30, 2005, our net sales in the Americas, Europe, and Asia represented 22%, 24% and 54% of our total net sales, respectively.
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
     On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first three stages completed in November 2004, February 2005 and August 2005. The final asset transfer is expected to be completed in the March 2006 quarter. We anticipate that the aggregate cash purchase price for the assets acquired will be in the range of approximately $575 million to $625 million. As of September 30, 2005, we have made aggregate payments of $303 million to Nortel and have notes payable to Nortel classified as other current liabilities of $67.6 million. The total purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be $340 million to $390 million for inventory, $35 million for fixed assets, and the remaining amounts to intangible assets, including goodwill. We completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004. On February 8, 2005 and August 22, 2005, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, and Châteaudun, France, respectively. We intend to use our cash balances and revolving line of credit to fund the remaining purchase price for the assets yet to be acquired.

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
     Although we expect that our gross margin and operating margin on sales to Nortel will initially be less than that generally realized by us in fiscal year 2005, we also expect that we will be able to increase these gross margins over time through cost reductions and by internally sourcing our vertically integrated supply chain solutions, which include the fabrication and assembly of printed circuit boards and enclosures, as well as logistics and repair services. Additionally, the impact of lower gross margins may be partially offset by the effect of anticipated lower selling, general and administrative expenses, as a percentage of net sales. There can be no assurance that we will realize lower expenses or increased operating efficiencies as anticipated.
     The completion of the Nortel transaction is subject to a number of closing conditions, including regulatory approvals and conversion of information technology systems. As with other strategic transactions, we believe the completion of this transaction may have significant impacts on our sales, end-market diversification, margins, results from operations, financial position and working capital.
     The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services has escalated, as an increasing number of OEMs outsourced some or all of their design and manufacturing requirements. Price pressure on our customers’ products in their end markets has led to increased demand for EMS production capacity in the lower cost regions of the world, such as China, Mexico, and Eastern Europe, where we have a significant presence. We have responded by making strategic decisions to realign our global capacity and infrastructure with the demand of our OEM customers so as to optimize the operating efficiencies that can be provided by our global presence. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and in some instances, lower costs, thereby enhancing our ability to provide cost-effective manufacturing service in order for us to retain and expand our existing relationships with customers and attract new business. As a result, we have recognized $95.4 million, $540.3 million and $297.0 million of restructuring charges in fiscal years 2005, 2004 and 2003, respectively, in connection with the realignment of our global capacity and infrastructure. Additionally, we expect to recognize approximately $50 million of restructuring charges during the remainder of fiscal year 2006 and we may be required to take additional charges in the future as a result of these activities. During the six months ended September 30, 2005 we recognized $83.0 million of restructuring charges.
     Our revenue is generated from sales of our services to our customers, which include industry leaders such as Casio Computer Co., Ltd., Dell Computer Corporation, Ericsson Telecom AB, Hewlett-Packard Company, Microsoft Corporation, Motorola, Inc., Nortel Networks Limited, Sony-Ericsson, Telia Companies, and Xerox Corporation. We currently depend, and expect to continue to depend, upon a small number of customers for a significant portion of our revenues. For the six months ended September 30, 2005, our ten largest customers accounted for approximately 61% of net sales. Sony Ericsson and Hewlett-Packard each accounted for more than 10% of our net sales. For any particular customer, we may be engaged in programs to design or manufacture a number of products, or may be designing or manufacturing a single product or product line. In addition, our revenue is generated from a variety of industries. For the six months ended September 30, 2005, we derived:
•	approximately 25% of our revenues from customers in the handheld devices industry, whose products include cellular phones, pagers and personal digital assistants;

•	approximately 25% of our revenues from customers in the computers and office automation industry, whose products include copiers, scanners, graphic cards, desktop and notebook computers, and peripheral devices such as printers and projectors;

•	approximately 23% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches, and broadband devices;

•	approximately 9% of our revenues from the consumer devices industry, whose products include set-top boxes, home entertainment equipment, cameras and home appliances;

•	approximately 7% of our revenues from providers of information technologies infrastructure, whose products include servers, workstations, storage systems, mainframes, hubs and routers; and

•	approximately 11% of our revenues from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.
     Our operating results are affected by a number of factors, including the following:
•	our customers may not be successful in marketing their products, their products may not gain widespread commercial acceptance, and our customers’ products have short product life cycles;

•	our customers may cancel or delay orders or change production quantities;

•	our operating results vary significantly from period to period due to the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	integration of acquired businesses and facilities; and

•	managing growth and changes in our operations.
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
     Consistent with this strategy, in September 2005 we merged our Flextronics Network Services division with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. Under the terms of the merger, we received an upfront cash payment along with future contingent and deferred purchase price payments. We also have retained a 30% ownership in the merged company, Relacom Holding AB. In September 2005, we sold our semiconductor division to AMIS Holdings, Inc. (AMIS), the parent company of AMI Semiconductor, Inc. As a result of these two transactions, we received aggregate cash payments of approximately $518.5 million and other consideration valued at $40.4 million. Aggregate net assets sold on the divestitures were approximately $573 million. We recognized an aggregate pretax gain of $70.7 million, net of approximately $3.0 million in expense for accelerated deferred compensation. The divestitures of semiconductor and network services divisions resulted in tax expense of $98.9 million associated with the gain on the sale and differences between recorded book and tax basis of the entities sold as well as the recording of valuation allowance relating to the remaining deferred tax assets. Revenue related to the divested businesses for the three-month periods ended September 30, 2005 and September 30, 2004 was approximately $108 million and $187 million, respectively. Revenue related to the divested businesses for the six-month periods ended September 30, 2005 and September 30, 2004 was approximately $317 million and $381 million, respectively.

     In September 2005, we acquired approximately 18% of the total outstanding shares of FSS for cash consideration of $106.5 million. We own approximately 88% of the total outstanding shares of FSS as of September 30, 2005 and are in the process of delisting FSS from India’s National Stock Exchange. Once the shares have been delisted, any shareholders whose shares have not been acquired by Flextronics (approximately 4 million shares as of September 30, 2005) may offer their shares for sale to Flextronics at the exit price of Rs. 725 per share (US$16.09 per share) for a period of six months following the date of the delisting.
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
     On October 8, 2005, Delphi Corporation (“Delphi”), one of our customers, filed for Chapter 11 bankruptcy in the Southern District of New York. Most all of Delphi’s domestic subsidiaries are included in the Chapter 11 bankruptcy filing; however, very few of its foreign subsidiaries filed for bankruptcy. Our recorded total pre-bankruptcy petition accounts receivable from Delphi is approximately $44.7 million. We have filed a reclamation claim in the amount of approximately $15.2 million. Upon consideration of, among other factors, the reclamation claim, a guarantee from a foreign affiliate of Delphi and the post-petition market price for Delphi trade receivables, we made a bad debt provision of approximately $15.0 million for the potential non-collectibility of the accounts receivable as a charge to selling, general and administrative expenses during the three months ended September 30, 2005. To the extent our reclamation claim is unsuccessful, or we cannot enforce the guarantee, or if Delphi is not successful in emerging from bankruptcy proceedings and ceases operations altogether, all or a significant portion of the remaining accounts receivable may become uncollectible.

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
Restructuring Charges
     We recognized restructuring charges during the first six months of fiscal year 2006, in fiscal year 2005 and fiscal year 2004, related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recorded restructuring charges for employee termination costs, long-lived asset impairment and other restructuring-related costs.
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
     Refer to Note H, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
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
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. SFAS 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal year 2007. We do not expect the adoption of SFAS 154 will have a material impact on our consolidated results of operations, financial condition and cash flows.

     In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently assessing the impact of the adoption of FIN 47.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

	Three Months Ended		Six months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.2	93.5	93.0	93.5
Restructuring charges	1.0	0.6	0.9	0.6

Gross profit	5.8	5.9	6.1	5.9
Selling, general and administrative expenses	3.8	3.4	3.8	3.5
Intangibles amortization	0.4	0.2	0.4	0.2
Restructuring charges	0.3	0.2	0.2	0.1
Interest and other expense, net	0.6	0.5	0.6	0.5
Gain on divestitures of operations	(1.8)	0.0	(0.9)	0.0

Income before income taxes	2.5	1.6	2.0	1.6
Income tax (expense) benefit	2.6	(0.6)	1.3	(0.5)

Net income (loss)	(0.1)%	2.2%	0.7%	2.1%

Net Sales
     Net sales for the second quarter of fiscal year 2006 totaled $3.9 billion, representing a decrease of $254.0 million from the second quarter of fiscal year 2005. Net sales for the second quarter of fiscal year 2006 declined by $576.4 million in Europe, offset by an increase of $251.7 million and $70.7 million in the Americas and Asia, respectively. The decrease in net sales was primarily attributable to (i) a decrease of $272.5 million to the customers in the handheld device industry due primarily to two handset customers having divested their businesses to Asian suppliers, (ii) a decrease of $116.8 million to customers in the consumer sector, (iii) a decrease of $41.2 million to customers in the computer and office automation industries, (iv) a decrease of $33.6 million to the customers in the industrial, medical and automotive industries as a result of the divestiture of our semiconductor division combined with demand reductions from one of our automotive customers, offset by (v) an increase of $223.7 million to providers of communication infrastructure products, which is primarily the result of our Nortel transaction offset somewhat by the reduced business resulting from the divestiture in September 2005 of our network services business.
     Net sales for the six months ended September 30, 2005 totaled $7.8 billion, representing a decrease of $236.9 million from the same period in fiscal year 2005. Net sales for the first six months of fiscal year 2006 declined by $984.7 million in Europe, offset by an increase of $514.6 million and $233.2 million in the Americas and Asia, respectively. The decrease in net sales was mainly attributed to (i) a decrease of $770.5 million to customers in the handheld device industry, which is primarily attributable to the two customers having divested their handset businesses to Asian suppliers (ii) a decrease of $67.9 million to customers in consumer sector, offset by (iii) an increase of $510.9 million to providers of communication infrastructure products, which is primarily the result of our Nortel transactions and (iv) our expansion of business with new and existing customers in the industrial, medical and automotive industries, which resulted in an increase of $89.9 million of net sales.
     Our ten largest customers during the three-month periods ended September 30, 2005 and 2004 accounted for approximately 61% and 65% of net sales, respectively, with Hewlett Packard and Sony-Ericsson each accounting for more than 10% of our net sales. Our ten largest customers during the six-month periods ended September 30, 2005 and 2004 accounted for approximately 61% and 64% of net sales, respectively, with Hewlett Packard and Sony-Ericsson each accounting for more than 10% of our net sales.
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
     Gross profit in the second quarter of fiscal year 2006 decreased $21.4 million to $223.7 million, or 5.8% of net sales, from $245.2 million, or 5.9% of net sales, in the second quarter of fiscal year 2005. The 10 basis point decrease in gross margin was mainly attributed to a 30 basis point decrease in cost of sales resulting primarily from the increased level of value-add provided through design and engineering, software services and printed circuit board fabrication, along with better absorption of fixed costs driven by our restructuring efforts, offset by a 40 basis point increase in restructuring charges. Restructuring charges relate to the consolidation and closure of various facilities and are described in more detail below in the section entitled, “Restructuring Charges.”
     Gross profit in the first six months of fiscal year 2006 increased $4.3 million to $475.4 million, or 6.1% of net sales, from $471.1 million, or 5.9% of net sales, in the first six months of fiscal year 2005. The 20 basis point increase in gross margin was mainly attributed to a 50 basis point decrease in cost of sales resulting primarily from the increased level of value-add provided through design and engineering, software services and printed circuit board fabrication, along with better absorption of fixed costs driven by our restructuring efforts, offset by a 30 basis point increase in restructuring charges. Restructuring charges relate to the consolidation and closure of various facilities and are described in more detail below in the section entitled, “Restructuring Charges.”
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

     The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and, in some instances, lower costs, and are better utilizing our overall existing manufacturing capacity. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business. Although we believe we are realizing our anticipated benefits from these efforts, we continue to monitor our operational efficiency and capacity requirements and will utilize similar measures in the future to realign our operations relative to future customer demand. We expect to recognize approximately $50 million of restructuring charges during the remainder of fiscal year 2006 and we may be required to take additional charges in the future as a result of these activities, which could have a material adverse impact on our operating results, financial position and cash flows. We cannot predict the timing or amount of any future restructuring charges.
     During the second quarter of fiscal year 2006 and 2005, we recognized restructuring charges of approximately $50.3 million and $33.5 million, respectively. Restructuring charges recorded by reportable geographic region totaled $14.6 million for Americas and $35.7 million for Europe in the second quarter of fiscal year 2006, and $0.4 million for Americas, $2.4 million for Asia and $30.7 million for Europe in the second quarter of fiscal year 2005. The involuntary employee terminations identified by reportable geographic region amounted to approximately 388 and 607 for the Americas and Europe, respectively, in the second quarter of fiscal year 2006. The involuntary employee terminations identified by reportable geographic region were approximately 241 and 862 for the Asia and Europe, respectively, in the second quarter of fiscal year 2005. Approximately $38.5 million and $25.7 million of the restructuring charges were classified as a component of cost of sales in the second quarter of fiscal year 2006 and 2005, respectively.
     During the first six months of fiscal year 2006 and 2005, we recognized restructuring charges of approximately $83.0 million and $57.1 million, respectively. Restructuring charges recorded by reportable geographic region amounted to $27.3 million for Americas and $55.7 million for Europe in the second quarter of fiscal year 2006, and $4.2 million for Americas, $2.4 million for Asia and $50.5 million for Europe in the second quarter of fiscal year 2005. The involuntary employee terminations identified by reportable geographic region amounted to approximately 453 and 2,257 for the Americas and Europe, respectively, in the first six months of fiscal year 2006. The involuntary employee terminations identified by reportable geographic region were approximately 270, 241 and 1,546 for the Americas, Asia and Europe, respectively, in the first six months of fiscal year 2005. Approximately $66.0 million and $46.7 million of the restructuring charges were classified as a component of cost of sales in the first six months of fiscal year 2006 and 2005, respectively.
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
     Refer to Note H, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Information” for further discussion of our restructuring activities.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, or SG&A, in the second quarter of fiscal year 2006 amounted to $147.0 million, or 3.8% of net sales, compared to $139.0 million, or 3.4% of net sales, in the second quarter of fiscal year 2005. SG&A amounted to $294.8 million, or 3.8% of net sales, in the first six months of fiscal year 2006, compared to $280.6 million, or 3.5% of net sales, in the first six months of fiscal year 2005. The increases in SG&A were primarily attributable to $15.0 million of allowance for doubtful accounts recorded in fiscal year 2006 related to the bankruptcy filing of Delphi Corporation (“Delphi”) on October 8, 2005. Delphi, one of our customers, filed for Chapter 11 bankruptcy in the Southern District of New York. Most all of Delphi’s domestic subsidiaries are included in the Chapter 11 bankruptcy filing; however, very few of its foreign subsidiaries filed for bankruptcy. Our recorded total pre-bankruptcy petition accounts receivable from Delphi is approximately $44.7 million. We have filed a reclamation claim in the amount of approximately $15.2 million. Upon consideration of, among other factors, the reclamation claim, a guarantee from a foreign affiliate of Delphi and the post-petition market price for Delphi trade receivables, we made a bad debt provision of $15.0 million for the potential non-collectibility of the accounts receivable as a charge to selling, general and administrative expenses during the three months ended September 30, 2005. To the extent our reclamation claim is unsuccessful, or we cannot enforce the guarantee, or if Delphi is not successful in emerging from bankruptcy proceedings and ceases operations altogether, all or a significant portion of the remaining accounts receivable may become uncollectible.
Intangibles Amortization
     Amortization of intangible assets in the second quarter of fiscal year 2006 increased to $14.6 million from $8.7 million in the second quarter of fiscal year 2005. Amortization of intangible assets in the first six months of fiscal year 2006 increased to $29.3 million from $17.3 million in the first six months of fiscal year 2005. The increase is due to the amortization expense associated with intangible assets acquired through various business acquisitions during the second half of fiscal year 2005 and first six months of 2006.
Interest and Other Expense, Net
     Interest and other expense, net was $23.0 million and $49.0 million for the three- and six-month periods ended September 30, 2005, respectively, compared to $22.4 million and $40.7 million for the three- and six-month periods ended September 30, 2004, respectively. The increase in interest and other expense, net, for the six-month period is driven by higher minority interest expense resulting primarily from our Flextronics Software Systems acquisition coupled with the realization of foreign exchange losses in fiscal year 2006 as compared to foreign exchange gains in the same period in fiscal year 2005.
Provision for (Benefit from) Income Taxes
     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.
     Our consolidated effective tax rate was an expense of 102.5% and a benefit of 37.8% in the second quarter of fiscal year 2006 and 2005, respectively. For the six-month periods ended September 30, 2005 and 2004, our consolidated effective tax rate was an expense of 63.9% and a benefit of 36.8%, respectively. The tax expense in the second quarter and first six months of fiscal year 2006 includes $98.9 million of tax expense associated with the gain on the sale and differences between recorded book and tax basis of the entities sold as well as the recording of valuation allowance relating to the remaining deferred tax assets in connection with the divestitures of our semiconductor and network services divisions. The tax expense for the six-month period ended September 30, 2005 was partially offset by a one-time tax benefit of $3.2 million in first quarter as a result of renewing our Malaysian pioneer tax status for the next 15 years. The tax benefit for the six-month period ended September 30, 2004 was primarily due to the establishment of a $25.0 million deferred tax asset in first quarter resulting from a tax law change in Hungary that replaced a tax holiday incentive with a tax credit incentive, and a $34.1 million tax benefit that was recorded in the second quarter as a result of changes in previously established valuation allowances for deferred tax assets based upon management’s current analysis of the realizability of these deferred tax assets.
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

LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2005 we had cash and cash equivalents of $1.2 billion and bank and other debts of $1.6 billion. We also had a $1.35 billion revolving credit facility, under which we had no borrowings outstanding as of September 30, 2005. The credit facility is subject to compliance with certain financial covenants and expires in May 2010. The Company was in compliance with the respective covenants as of September 30, 2005.
     Cash provided by operating activities was $432.9 million and $264.6 million during the six months ended September 30, 2005 and 2004, respectively. During the first six months of fiscal year 2006, cash provided by operating activities was primarily generated by net income of $56.3 million, $174.1 million of depreciation and amortization, an increase in trade payables and other accrued liabilities of approximately $473.6 million, offset by increases in inventory of approximately $193.1 million and other current and non-current assets of approximately $193.2 million. The increase in accounts payable and other current liabilities was primarily attributable to the increase in inventory and timing of purchases near quarter end and the requirements to support the expansion of our business in our third quarter. During the first six months of fiscal year 2005, cash provided by operating activities reflected an increase in trade payables and other accrued liabilities of approximately $403.0 million, offset by a $221.9 million increase in inventory and a $236.7 million increase in accounts receivable. The increase in inventory reflected growth in certain new customer programs.
     Cash used in investing activities was $37.6 million and $593.5 million during the six months ended September 30, 2005 and 2004, respectively. Cash used in investing activities during the six months ended September 30, 2005 primarily related to the following:
•	net capital expenditures of $107.2 million for the purchase of equipment and for the continued expansion of various manufacturing facilities in certain low cost, high volume centers, primarily in Asia;

•	payments amounting to $194.3 million associated with our Nortel transaction, $106.5 million for the acquisition of additional shares in Flextronics Software Systems and $171.2 million for various other acquisitions of businesses and contingent purchase price adjustments relating to certain historic acquisitions;

•	$8.0 million of investments in certain non-publicly traded technology companies;

•	$518.5 million of proceeds from the divestitures of our semiconductor and network services divisions; and

•	$31.0 million of proceeds from our participation in our trade receivables securitization program.
     Cash used in investing activities during the six months ended September 30, 2004 primarily related to (i) payment of $289.4 million for the acquisition of approximately 70% of Hughes Software Systems, which we completed in October 2004, (ii) net capital expenditures of $147.2 million to purchase equipment and for continued expansion of various manufacturing facilities in certain low-cost, high volume centers, primarily in Asia, and (iii) net payments of $67.9 million for investments and notes receivable, including our participation in our trade receivables securitization program.
     Cash used in financing activities during the first six months of fiscal year 2006 amounted to $145.0 million, as compared to cash provided by financing activities of $402.5 million in the comparable period in fiscal year 2005. Cash used in financing activities during the first six months of fiscal year 2006 primarily related to net repayment of bank borrowings and repurchases of our senior notes amounting to $168.9 million and repayment of capital leases obligations of $10.7 million, offset by proceeds of $34.6 million from the sale of ordinary shares under our employee stock plans. Cash provided by financing activities during the six months ended September 30, 2004 primarily related to (i) proceeds from the public offering of approximately 24.3 million ordinary shares, which generated approximately $299.5 million; (ii) net proceeds from bank borrowings and utilization of our revolving line of credit of approximately $88.6 million; and (iii) proceeds from the sale of ordinary shares under our employee stock plans of $19.7 million.

     On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first three stages completed in November 2004, February 2005 and August 2005. The final asset transfer is expected to be completed in the March 2006 quarter. We anticipate that the aggregate cash purchase price for the assets acquired will be in the range of approximately $575 million to $625 million. As of September 30, 2005, we have made aggregate payments of $303 million to Nortel and have notes payable to Nortel classified as other current liabilities of $67.6 million. We completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004. On February 8, 2005 and August 22, 2005, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, and Châteaudun, France, respectively. We intend to use our cash balances and revolving line of credit to fund the remaining purchase price for the assets yet to be acquired.
     In September 2005, we acquired approximately 18% of the total outstanding shares of FSS for cash consideration of $106.5 million. We own approximately 88% of the total outstanding shares of FSS as of September 30, 2005 and are in the process of delisting FSS from India’s National Stock Exchange. Once the shares have been delisted, any shareholders whose shares have not been acquired by Flextronics (approximately 4 million shares as of September 30, 2005) may offer their shares for sale to Flextronics at the exit price of Rs. 725 per share (US$16.09 per share) for a period of six months following the date of the delisting.
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
     We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facility will be sufficient to fund our operations and anticipated transactions through at least the next twelve months. Historically, we have funded our operations from cash and cash equivalents generated from operations, proceeds of public offerings of equity and debt securities, bank debt, sales of accounts receivable and capital equipment lease financings. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. The sale of equity or convertible debt securities could result in dilution to our current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of our ordinary shares, and the terms of this debt could impose restrictions on our operations. Such financings and other transactions may not be available on terms acceptable to us or at all.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2005. There have been no material changes in contractual obligations since March 31, 2005 other than the net repayments of our bank borrowings, other long term debt and repurchases of our senior notes as disclosed in Note E, “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements. Information regarding our other financial commitments at September 30, 2005 is provided in Note G, “Trade Receivables Securitization” of the Notes to Condensed Consolidated Financial Statements.
RELATED PARTY TRANSACTIONS
     Since June 30, 2003, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. In connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of us. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of September 30, 2005 was approximately $2.3 million.
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
Our exposure to financially troubled customers, particularly in the automotive industry, may adversely affect our financial results.
     We provide EMS services to the automotive industry, which has been experiencing significant financial difficulty. Our largest customer in the automotive industry is Delphi, which filed for bankruptcy on October 8, 2005. We had approximately $45 million in receivables from Delphi at the time of the bankruptcy filing. Due to uncertainties regarding recoverability of these receivables, we made a bad debt provision of $15.0 million for the potential non-collectibility of the accounts receivable as a charge to selling, general and administrative expenses during the three months ended September 30, 2005. To the extent our reclamation claim in the bankruptcy proceeding is not successful, or if we cannot successfully enforce a guarantee from a foreign affiliate of Delphi, or if Delphi is not successful in emerging from bankruptcy proceedings and ceases operations, all or a significant portion of the remaining receivables may become uncollectible, which could adversely affect our results of operations. There also can be no assurance that we will be able to maintain the same level of business with Delphi as we did prior to Delphi’s bankruptcy. If other customers in the automotive industry or in other industries file for bankruptcy, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline, either of which could adversely affect our financial position and results of operations.
Our new strategic relationship with Nortel involves a number of risks, and we may not succeed in realizing the anticipated benefits of this relationship.
     The transaction with Nortel described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” is subject to a number of closing conditions, including regulatory approvals and the conversion of information technology systems. Some of the processes involved in converting information technology systems (including the integration of related systems and internal controls) are complex and time consuming, and may present unanticipated difficulties. As a result, we currently expect that this transaction will be completed in the March 2006 quarter. Further delays may arise if the conversion of information technology systems requires more time than presently anticipated.
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
     We completed the closing of the acquisition of Nortel’s optical design operations in November 2004, and as a result we employed approximately 150 of Nortel’s former optical design employees. In addition, in February 2005 and August 2005, we completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, Canada and in Châteaudun, France. We may fail to retain and motivate these employees or to successfully integrate them into our operations.
     Although we expect that our gross margin and operating margin on sales to Nortel will initially be less than that generally realized by the Company in fiscal year 2005, we also expect that we will be able to increase these gross margins over time through cost reductions and by internally sourcing our vertically integrated supply chain solutions, which include the fabrication and assembly of printed circuit boards and enclosures, as well as logistics and repair services. Additionally, the impact of lower gross margins may be partially offset by the effect of anticipated lower selling, general and administrative expenses, as a percentage of net sales. There can be no assurance that we will realize lower expenses or increased operating efficiencies as anticipated.
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
     In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our transition to low-cost manufacturing regions has contributed to significant restructuring and other charges that have resulted from reducing our workforce and capacity at higher-cost locations. We recognized restructuring charges of approximately $83.0 million in first six months of fiscal year 2006, and $95.4 million and $540.3 million of restructuring charges in fiscal years 2005 and 2004, respectively, associated with the consolidation and closure of several manufacturing facilities, and related impairment of certain long-lived assets. We expect to recognize approximately $50 million of restructuring charges during the remainder of fiscal year 2006 and we may be required to take additional charges in the future as a result of these activities. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and cash flows.

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
     A defect in a design could result in product or component failures or a product liability claim. In our contracts with our ODM products or components customers we generally provide a warranty against defects in our designs. Since we provide this warranty to these customers we are exposed to an increased risk of warranty claims. If we design a product or component that is found to have a design defect, we could spend a significant amount of money to resolve these design warranty claims. We may also incur considerable costs in connection with product liability claims that may arise as a result of our design and engineering activities. We have limited product liability insurance coverage; however, it is expensive and may not be available with respect to all of our design services offerings on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage is denied or limited or is not available could have a material adverse effect on our business, results of operations and financial condition.
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
     Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 61% of net sales during the six months ended September 30, 2005, 62% of net sales in fiscal year 2005, and 64% of net sales in fiscal year 2004. During the six months ended September 30, 2005, our largest customers, Sony-Ericsson and Hewlett-Packard, each accounting for greater than 10% of net sales. Our largest customers in fiscal years 2005 and 2004 were Sony-Ericsson and Hewlett-Packard, each accounting for greater than 10% of net sales. No other customer accounted for more than 10% of net sales during the six months ended September 30, 2005, in fiscal year 2005 or in fiscal year 2004.
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
     Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. These tax incentives expire over various periods from 2005 to 2010 and are subject to certain conditions with which we expect to comply. We have obtained tax holidays or other incentives where available, primarily in China, Malaysia and Hungary. In these three countries, we generated an aggregate of approximately $4.7 billion and $10 billion of our total revenues for the six months ended September 30, 2005 and fiscal year ended March 31, 2005, respectively. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions or divestitures may cause our effective tax rate to increase.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes during the six months ended September 30, 2005 since the end of fiscal year 2005 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.
     We have a portfolio of fixed and variable rate debt. Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates from those as of September 30, 2005 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.
     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. Based on our overall currency rate exposures, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from the rate as of September 30, 2005 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the quarterly fiscal period covered by this quarterly report. The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On July 29, 2005, we issued 476,190 ordinary shares to Integral Capital Partners VI, L.P. upon its conversion of $5.0 million principal amount of our Zero Coupon Convertible Junior Subordinated Notes due 2008 based on a conversion price of $10.50 per ordinary share. The ordinary shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO VOTE TO SECURITY HOLDERS
     We held our Annual General Meeting of Shareholders on September 20, 2005, at 2090 Fortune Drive, San Jose, California, 95131, U.S.A. at which the following matters were acted upon:

1a.	Re-election of Mr. James A. Davidson as a director to our Board of Directors.	For: Against: Abstain:	461,768,605 15,960 8,954,726

1b.	Re-election of Mr. Lip-Bu Tan as a director to our Board of Directors.	For: Against: Abstain:	466,799,353 34,855 3,905,083

2.	Re-appointment of Mr. Patrick Foley as a director to our Board of Directors.	For: Against: Abstain:	467,384,882 2,257,341 1,097,068

3.	Re-appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2006 and authorization of our Board of Directors to fix their remuneration.	For: Against: Abstain:	468,020,456 2,146,337 572,498

4.	Approval of the authorization for our Directors to allot and issue ordinary shares.	For: Against: Abstain: Broker non-vote:	304,561,900 55,470,937 2,482,353 108,224,101

5.	Approval for us to provide US$10,000 of quarterly cash compensation to each of our non-employee directors, an additional US$2,500 of quarterly cash compensation for the Chairman of the Audit Committee (if appointed) and an additional US$1,250 of quarterly cash compensation for committee participation.	For: Against: Abstain:	465,026,350 4,468,242 1,244,699

6.	Approval of the proposed renewal of the share repurchase mandate relating to acquisitions by us of our issued ordinary shares.	For: Against: Abstain: Broker non-vote:	358,735,199 2,583,480 1,196,511 108,224,101
     At the meeting, Messrs. James A. Davidson, Lip-Bu Tan and Patrick Foley were re-elected to the Board of Directors. Messrs. Michael E. Marks, Richard L. Sharp and Michael J. Moritz continued their terms of office as directors following the meeting. Subsequent to the end of the quarter, on October 14, 2005, we announced that Messrs. Patrick Foley and Michael J. Moritz resigned from the Board of Directors and that Messrs. H. Raymond Bingham and Ajay Shah had been appointed to the Board of Directors.
ITEM 6. EXHIBITS

Exhibit
No.	Exhibit
15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange

Exhibit
No.	Exhibit
Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

Date: November 9, 2005	/s/ Michael E. Marks

Michael E. Marks
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	/s/ Thomas J. Smach

Thomas J. Smach
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.