Form 10-Q
period 2005-12-31
FLEXTRONICS INTERNATIONAL LTD
filed 2006-02-08
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23354

FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Marina Boulevard,	018989
#28-00 Singapore	(Zip Code)
(Address of registrant’s principal executive offices)

(Registrant’s telephone number, including area code)
(65) 6890 7188

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 3, 2006, there were 577,515,610 shares of the Registrant’s ordinary shares, no par value, outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flextronics International Ltd.:

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2005, the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2005 and 2004, and related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

/s/  DELOITTE & TOUCHE LLP

San Jose, California
February 7, 2006

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2005
	(In thousands, except
	share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,083,637	$869,258
Accounts receivable, net of allowance for doubtful accounts of $21,687 and $31,166 as of December 31, 2005 and March 31, 2005, respectively	1,615,900	1,842,010
Inventories	1,659,050	1,518,866
Deferred income taxes	11,161	12,117
Other current assets	622,812	544,914

Total current assets	4,992,560	4,787,165
Property and equipment, net of accumulated depreciation of $1,221,277 and $1,245,217 as of December 31, 2005 and March 31, 2005, respectively	1,600,999	1,704,516
Deferred income taxes	599,647	684,952
Goodwill	3,101,938	3,359,477
Other intangible assets, net	169,039	142,712
Other assets	466,847	328,750

Total assets	$10,931,030	$11,007,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt and capital lease obligations	$10,469	$26,166
Accounts payable	2,872,527	2,523,269
Accrued payroll	206,112	285,504
Other current liabilities	896,390	1,045,255

Total current liabilities	3,985,498	3,880,194
Long-term debt, net of current portion:
Zero Coupon Convertible Junior Subordinated Notes due 2008	195,000	200,000
1% Convertible Subordinated Notes due 2010	500,000	500,000
6 1/2% Senior Subordinated Notes due 2013	399,650	399,650
6 1/4% Senior Subordinated Notes due 2014	396,366	490,270
Other long-term debt and capital lease obligations	9,536	119,650
Other liabilities	131,185	193,760
Commitments and contingencies (Note L)
Shareholders’ equity:
Ordinary shares, no par value; 577,320,294 and 568,329,662 shares issued and outstanding as of December 31, 2005 and March 31, 2005, respectively	5,566,518	5,489,764
Accumulated deficit	(284,386)	(382,600)
Accumulated other comprehensive income	36,085	123,683
Deferred compensation	(4,422)	(6,799)

Total shareholders’ equity	5,313,795	5,224,048

Total liabilities and shareholders’ equity	$10,931,030	$11,007,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$4,186,891	$4,276,614	$11,968,653	$12,295,311
Cost of sales	3,927,459	3,976,832	11,167,801	11,477,733
Restructuring charges	63,115	24,076	129,150	70,771

Gross profit	196,317	275,706	671,702	746,807
Selling, general and administrative expenses	109,816	143,330	404,582	423,948
Intangible amortization	11,693	9,201	40,943	26,545
Restructuring charges	5,442	6,583	22,442	16,978
Other charges (income), net	7,705	(14,906)	7,705	(14,906)
Interest and other expense, net	22,692	27,240	71,727	67,955
Loss (gain) on divestiture of operations	3,126	—	(67,569)	—

Income before income taxes	35,843	104,258	191,872	226,287
Provision for (benefit from) income taxes	(6,111)	5,575	93,658	(39,340)

Net income	$41,954	$98,683	$98,214	$265,627

Earnings per share:
Basic	$0.07	$0.18	$0.17	$0.48

Diluted	$0.07	$0.17	$0.16	$0.46

Weighted average shares used in computing per share amounts:
Basic	574,635	562,200	572,112	548,234

Diluted	599,761	594,081	600,068	581,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2005	2004
	(In thousands)
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,214	$265,627
Depreciation and amortization	246,789	259,026
Change in working capital and other, net of effect of acquisitions	301,962	263,610

Net cash provided by operating activities	646,965	788,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(151,880)	(228,415)
Acquisitions of businesses, net of cash acquired	(622,961)	(374,113)
Proceeds from divestiture of operations	518,505	—
Other investments and notes receivable	4,426	(204,927)

Net cash used in investing activities	(251,910)	(807,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	2,180,689	1,454,060
Repayments of bank borrowings and long-term debt	(2,425,195)	(1,261,381)
Repayments of capital lease obligations	(11,094)	(8,094)
Net proceeds from issuance of ordinary shares	47,132	330,976

Net cash (used in) provided by financing activities	(208,468)	515,561

Effect of exchange rates on cash	27,792	(25,320)

Net increase in cash and cash equivalents	214,379	471,049
Cash and cash equivalents at beginning of period	869,258	615,276

Cash and cash equivalents at end of period	$1,083,637	$1,086,325

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

In addition to the assembly of printed circuit boards and complete systems and products, the Company’s manufacturing services include the fabrication and assembly of plastic and metal enclosures and the fabrication of printed circuit boards and backplanes. The Company also provides contract design and related engineering services offerings to its customers, from full product development to system integration, industrialization, product cost reduction, software application development and multiple component product offerings. These services include industrial and mechanical design, hardware design, embedded and application software development, and system validation and test development.

The Company also offers original product design and manufacturing services, where the customer purchases a product that was designed, developed and manufactured by the Company (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by the Company’s OEM customers under the OEM’s brand name.

During the second quarter of fiscal year 2006, the Company sold its semiconductor division. In addition, the Company merged its network services division with Telavie and now retains a 35% ownership stake in the merged company. Refer to Note M, “Business and Asset Acquisitions and Divestitures” for further discussion of the divestitures of operations.

NOTE B — SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2005 contained in the Company’s Annual Report on Form 10-K and all of the Company’s other reports filed with the SEC after such date and through the date of this report. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. As discussed further in Note H, certain prior year amounts have been reclassified to conform to the current period presentation. Operating results for the three- and nine-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.

The Company’s fiscal year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each respective calendar quarter. The third and fourth fiscal quarters end on December 31 and March 31, respectively.

Amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$), Euros (€) or Indian Rupees (Rs).

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying unaudited condensed consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions. The Company consolidates all majority owned subsidiaries and investments in entities in which the Company has a controlling influence. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a minority interest for the ownership interest of the minority owners. As of December 31, 2005 and March 31, 2005, this minority interest totaled $28.4 million and $40.8 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The associated minority interest expense has not been material to the Company’s results of operations for the three-and nine-months ended December 31, 2005 and 2004, and has been classified as interest and other expense, net, in the condensed consolidated statements of operations. Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20%, or has the ability to significantly influence the operating decisions of the issuer, otherwise the cost method is used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, inventory allowances, useful lives of property, equipment and intangible assets, asset impairments, fair values of derivative instruments and the related hedged items, restructuring charges, contingencies, capital leases, and the fair values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Translation of Foreign Currencies

The financial position and results of operations for certain of the Company’s subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity.

Revenue Recognition

Manufacturing revenue is recognized when the goods are shipped by the Company or received by its customer, title and risk of ownership have been passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Service revenue is recognized when the services have been performed.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of those credit evaluations. The Company evaluates the collectibility of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. Unanticipated changes in the liquidity or financial position of the Company’s customers may require additional provisions for doubtful accounts. On October 8, 2005, Delphi Corporation (“Delphi”), a customer of the Company, filed for Chapter 11 bankruptcy, which resulted in the Company providing a bad debt provision of $15.0 million as a charge to selling, general and administrative expenses during the three months ended September 30, 2005. The Company reversed this $15.0 million bad debt

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserve as a credit to selling, general and administrative expenses during the three months ended December 31, 2005, as the related accounts receivable were substantially collected.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	December 31,	March 31,
	2005	2005
	(In thousands)

Raw materials	$806,422	$711,251
Work-in-progress	336,725	306,833
Finished goods	515,903	500,782

	$1,659,050	$1,518,866

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the related assets (three to thirty years), with the exception of building leasehold improvements, which are amortized over the term of the lease, if shorter.

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

Goodwill and Other Intangibles

Goodwill of the reporting units is tested for impairment on January 31st and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available and regularly reviewed by management. For purposes of the annual goodwill impairment evaluation during the fiscal year ended March 31, 2005, the Company identified two separate reporting units: Electronic Manufacturing Services and Network Services. The Company sold its Network Services division in the second quarter of fiscal year 2006 and subsequently identified its Software Services division as a new operating segment and reporting unit during the third quarter of fiscal year 2006 (see Note K for further discussion). If the carrying amount of the reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. Further, to the extent the carrying amount of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of the Company’s goodwill during the nine months ended December 31, 2005:

Nine Months
Ended
December 31,
2005
(In thousands)

Balance, beginning of the period	$3,359,477
Additions	310,873
Goodwill related to divested operations(1)	(452,046)
Reclassification to other intangibles(2)	(22,201)
Foreign currency translation adjustments	(94,165)

Balance, end of the period	$3,101,938

(1)	See Note M, “Business and Asset Acquisitions and Divestitures.”

(2)	Reclassification resulting from final allocation of the Company’s intangible assets acquired through certain business combinations completed in a period subsequent to the respective period of acquisition, based on third-party valuations.

The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. Intangible assets are comprised of contractual agreements, customer relationships, developed technologies, patents and trademarks, and other acquired intangibles. Contractual agreements, developed technologies, and patents and trademarks, are amortized on a straight-line basis over a period of up to ten years. Other acquired intangibles related to customer relationships and favorable leases are amortized on a straight-line basis over three to ten years. No residual value is estimated for intangible assets. During the nine-month period ended December 31, 2005, there were approximately $94.2 million in additions to intangible assets, primarily related to contractual agreements, customer relationships and developed technologies as a result of acquisitions. The components of acquired intangible assets are as follows:

	December 31, 2005			March 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)

Intangible assets:
Contractual agreements	$102,668	$(30,845)	$71,823	$104,383	$(58,221)	$46,162
Patents and trademarks	8,082	(2,624)	5,458	8,082	(1,688)	6,394
Developed technologies	12,341	(4,108)	8,233	11,812	(1,231)	10,581
Customer relationships	96,674	(13,742)	82,932	71,353	(4,342)	67,011
Other acquired intangibles	26,230	(25,637)	593	32,619	(20,055)	12,564

Total	$245,995	$(76,956)	$169,039	$228,249	$(85,537)	$142,712

In September 2005, the Company reduced intangible assets by approximately $18.4 million, primarily related to contractual agreements, developed technologies and customer relationships, as a result of the divestiture of certain operations, see Note M, “Business and Asset Acquisitions and Divestitures.” The Company recognized $11.7 million and $40.9 million, respectively, of total amortization expense during the three- and nine-month periods ended December 31, 2005, respectively, and $9.2 million and $26.5 million during the three- and

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nine-month periods ended December 31, 2004, respectively. The estimated future annual amortization expense related to acquired intangible assets is as follows:

Fiscal Years Ending March 31,	Amount
	(In thousands)

2006	$11,601	(1)
2007	35,800
2008	29,749
2009	23,843
2010	22,790
Thereafter	45,256

Total amortization expense	$169,039

(1)	Represents estimated amortization expense for the three month period ending March 31, 2006.

Deferred Income Taxes

The Company provides for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the carrying amount and tax basis of existing assets and liabilities by applying the applicable statutory tax rate to such differences.

Derivative Instruments and Hedging Activities

All derivative instruments are recorded on the balance sheet at fair value. If the derivative instrument is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded in shareholders’ equity as a separate component of accumulated other comprehensive income, and recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

Restructuring Charges

The Company recognizes restructuring charges related to its plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.

The recognition of the restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the condensed consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

Accounting for Stock-Based Compensation

The Company applies the intrinsic value method of accounting under Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation plans. As a result, generally no compensation expense is recognized for options granted under these stock incentive plans because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) which (i) revises SFAS 123 to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under APB 25 and related interpretations, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. The Company is required to adopt this statement beginning April 1, 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company has elected to apply the provisions of this statement prospectively, and will continue using the Black-Scholes option valuation model to estimate the fair value of its stock-based awards, and will also continue to recognize the related expense under the straight-line attribution method. Although the pro forma effects below may be indicative of the Company’s adoption of SFAS 123(R), the actual expense will be dependent on numerous factors including, but not limited to, the selection of assumptions used to fair value stock-based awards granted subsequent to April 1, 2006, policy decisions regarding accounting for the tax effects of share-based awards, and assumed award forfeiture rates. Assuming that no holders of ISOs elect to decline the acceleration of unamortized compensation resulting from the acceleration of vesting on certain outstanding options discussed below, unamortized compensation is estimated to be approximately $34.0 million on April 1, 2006, based on currently outstanding unvested options to purchase ordinary shares of the Company, of which approximately $16.0 million is expected to be recognized during the 2007 fiscal year.

In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts SFAS No. 123(R), and does not anticipate that the implementation of this statement will have a significant impact on the Company’s results of operations.

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is currently evaluating this transition method.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma information reflects net income and earnings per share as if the Company had accounted for its stock-based compensation plans using the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. Forfeitures are recognized as they occur, and compensation previously recognized is reversed for the forfeitures of unvested options.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net income, as reported	$41,954	$98,683	$98,214	$265,627
Add: Stock-based employee compensation expense included in reported net income, net of tax	589	579	1,745	1,607
Less: Fair value compensation costs, net of tax	(12,716)	(21,131)	(31,578)	(65,126)

Pro forma net income	$29,827	$78,131	$68,381	$202,108

Basic earnings per share:
As reported	$0.07	$0.18	$0.17	$0.48

Pro forma	$0.05	$0.14	$0.12	$0.37

Diluted earnings per share:
As reported	$0.07	$0.17	$0.16	$0.46

Pro forma	$0.05	$0.13	$0.11	$0.35

The Company accelerated the vesting of all out-of-the-money unvested options to purchase the Company’s ordinary shares held by current employees and executive officers on January 17, 2005, primarily to eliminate future compensation expense attributable to these options upon adoption of SFAS 123(R). All options priced above $12.98, the closing price of the Company’s ordinary shares on January 17, 2005, were considered to be out-of-the-money. The decrease in the pro forma expense in fiscal year 2006 is primarily the result of the acceleration of vesting during January 2005 and, to a lesser extent, the reduction in the Company’s estimated volatility discussed below.

For purposes of the pro forma presentation, the fair value of each option grant was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Volatility	39%	82%	39%	82%
Risk-free interest rate	4.3%	3.2%	3.9%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option life	4 years	3.8 years	4 years	3.8 years

The fair value related to shares issued under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Volatility	48%	43%	33%	41%
Risk-free interest rate	2.1%	1.6%	1.9%	1.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option life	0.5 years	0.5 years	0.5 years	0.5 years

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company grants key employees rights to acquire a specified number of ordinary shares for no cash consideration under its 2001 Equity Incentive Plan and its 2002 Interim Incentive Plan (“restricted stock units”) in exchange for continued service with the Company. Restricted stock units awarded under the plan generally vest in installments over a five-year period and unvested units are forfeited upon termination of employment. During the first nine months of fiscal year 2005, 85,000 restricted stock units were granted with a weighted average fair value on the date of grant of $14.66 per ordinary share. During the first nine months of fiscal year 2006, 35,000 restricted stocks units were awarded with a weighted average fair value on the date of grant of $9.37 per ordinary share. Grants of restricted stock units are recorded as compensation expense over the vesting period at the fair market value of the Company’s ordinary shares at the date of grant. During the three- and nine-month periods ended December 31, 2005, compensation expense related to restricted stock units was approximately $589,000 and $1.7 million, respectively. During the three- and nine-month periods ended December 31, 2004, compensation expense related to the restricted stock units was approximately $579,000 and $1.6 million, respectively. Unearned compensation associated with restricted stock units was $4.4 million and $6.8 million as of December 31, 2005 and March 31, 2005, respectively, and is included as a component of shareholders’ equity in the condensed consolidated balance sheets.

On February 7, 2006, the Company’s Board of Directors approved accelerating the vesting of unvested options to purchase the Company’s ordinary shares held by current employees, including executive officers, priced at or above $12.37. No options held by non-employee directors were subject to the acceleration. The acceleration is effective as of February 7, 2006, provided that holders of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue code of 1986, as amended, have the opportunity to decline the acceleration of ISO options in order to prevent changing the status of the ISO option for federal income tax purposes to a non-qualified stock option.

The acceleration of these options was done primarily to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these options upon the adoption of SFAS 123(R). In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, management believes that the acceleration may have a positive effect on employee morale and retention. Assuming that no holders of ISOs elect to decline the acceleration, the maximum future expense that is eliminated is approximately $35.3 million (of which approximately $12.8 million is attributable to options held by executive officers). The impact of the

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acceleration will be reflected in the pro forma footnote disclosure of the Company’s fiscal year 2006 financial statements under current accounting guidance.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated results of operations, financial condition and cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of the adoption of FIN 47.

NOTE C — EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share” (“SFAS 128”) requires entities to present both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.

Diluted earnings per share reflects the potential dilution from stock options, restricted stock units and convertible securities. The potential dilution from stock options exercisable into ordinary share equivalents and restricted stock units was computed using the treasury stock method based on the average fair market value of the Company’s ordinary shares for the period. The potential dilution from subordinated notes convertible into ordinary share equivalents was computed using the if-converted method.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted net income per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Basic earnings per share:
Net income	$41,954	$98,683	$98,214	$265,627
Shares used in computation:
Weighted average ordinary shares outstanding	574,635	562,200	572,112	548,234

Basic earnings per share	$0.07	$0.18	$0.17	$0.48

Diluted earnings per share:
Net income	$41,954	$98,683	$98,214	$265,627
Shares used in computation:
Weighted average ordinary shares outstanding	574,635	562,200	572,112	548,234
Weighted average ordinary share equivalents from stock options and awards(1)	6,554	12,833	9,177	13,384
Weighted average ordinary share equivalents from convertible notes(2)	18,571	19,048	18,779	19,815

Weighted average ordinary shares and ordinary share equivalent outstanding	599,761	594,081	600,068	581,433

Diluted earnings per share	$0.07	$0.17	$0.16	$0.46

(1)	Ordinary share equivalents from stock options to purchase 39,877,878 and 31,911,895 shares during the three- and nine-month periods ended December 31, 2005, respectively, and 25,156,633 and 25,026,554 shares during the three- and nine-month periods ended December 31, 2004, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods. Ordinary share equivalents relating to restricted stock units that were excluded from the computation of diluted earnings per share primarily when the grant price was greater than the average market price of the Company’s ordinary shares during the respective periods were not material.

(2)	During the three- and nine-month periods ended December 31, 2005, 18,571,429 and 18,778,999 ordinary share equivalents related to the zero coupon convertible junior subordinated notes were included as common stock equivalents, respectively. During the three- and nine-month periods ended December 31, 2004, 19,047,619 ordinary share equivalents related to the zero coupon convertible junior subordinated notes were included as common stock equivalents. Because the Company has the positive intent and ability to settle the principal amount of the 1% convertible subordinated notes due August 2010 in cash, 32,206,119 ordinary share equivalents related to the principal portion of the notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of conversion value over face value) in stock. During the three- and nine-month periods ended December 31, 2005 and the three month period ended December 31, 2004, the conversion obligation was less than the principal portion of the convertible notes and, accordingly, no additional shares were included in the computation of diluted earnings per share. During the nine month period ended December 31, 2004, 767,450 ordinary share equivalents related to the conversion spread were included as common stock equivalents for the computation of diluted earnings per share.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — OTHER COMPREHENSIVE INCOME

The following table summarizes the components of other comprehensive income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)

Net income	$41,954	$98,683	$98,214	$265,627
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(20,114)	67,820	(93,891)	96,015
Unrealized holding gain on derivative instruments, net of taxes	3,860	2,590	6,293	1,625

Comprehensive income	$25,700	$169,093	$10,616	$363,267

NOTE E — LONG-TERM DEBT

During the nine months ended December 31, 2005, the Company repurchased approximately $97.9 million principal amount of its 6.25% senior subordinated notes due 2014, and repaid approximately $106.1 million of other long-term debt.

NOTE F — FINANCIAL INSTRUMENTS

The carrying amount of the Company’s cash and cash equivalents, investments, accounts receivable and accounts payable approximates fair value. The Company’s cash equivalents are comprised of cash deposited in money market accounts and certificates of deposit. The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.

The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in non-functional currencies. The Company has established currency risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign currency exchange rates. The Company enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. Gains and losses on forward contracts generally offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in foreign currency speculation. The credit risk of these forward contracts is minimized since the contracts are with large financial institutions.

As of December 31, 2005 and March 31, 2005, the Company recognized approximately $8.0 million in other current liabilities and $13.4 million in other current assets, respectively, to reflect the fair value of these short-term foreign currency forward contracts. As of December 31, 2005 and March 31, 2005, the Company also recognized an immaterial amount of deferred gains and deferred losses of approximately $6.3 million, respectively, in other comprehensive income relating to changes in fair value of these foreign currency forward contracts. These gains and losses are expected to be recognized in earnings over the twelve month period subsequent to recognition in other comprehensive income. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for all periods presented.

On November 17, 2004, the Company issued $500.0 million of 6.25% senior subordinated notes due in November 2014. Interest is payable semi-annually on May 15 and November 15. The Company entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to variable rate. The swaps,

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

having notional amounts totaling $400.0 million and which expire in 2014, are accounted for as fair value hedges under SFAS 133. Under the terms of the swaps, the Company pays an interest rate equal to six month LIBOR, (4.7% at December 31, 2005), set in arrears, plus a fixed spread ranging from 1.37% to 1.52%, and receives a fixed rate of 6.25%. As of December 31, 2005 and March 31, 2005, the Company recognized $5.7 million in other current liabilities and $9.7 million in other current assets, respectively, to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% senior subordinated notes.

NOTE G — TRADE RECEIVABLES SECURITIZATION

The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity. The Company pays annual facility and commitment fees of up to 0.24% for unused amounts and program fees of up to 0.34% of outstanding amounts. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. In September 2005, the Company amended the securitization agreement to increase the size of the program to $700 million and extend the expiration date to September 2006. The unaffiliated financial institution’s maximum investment limit was increased to $500 million. The amended securitization agreement also includes two Obligor Specific Tranches (OST) which total $200 million. The OSTs are part of the main facility and were incorporated in order to minimize the impact of excess concentrations of two major customers.

As of December 31, 2005 and March 31, 2005, approximately $257.1 million and $249.9 million of the Company’s accounts receivable, respectively, had been sold to the third party qualified special purpose entity described above which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $183.6 million and $134.7 million from the unaffiliated financial institutions for the sale of these receivables during the three months ended December 31, 2005 and March 31, 2005, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was $73.5 million and $123.1 million as of December 31, 2005 and March 31, 2005, respectively.

The Company also sells its accounts receivable to a banking institution with limited recourse, which management believes is nominal. During the three months ended December 31, 2005, the Company sold $254.6 million. The outstanding balance of receivables sold and not yet collected was $251.0 million as of December 31, 2005.

In accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

NOTE H — SHAREHOLDERS’ EQUITY

Effective January 30, 2006, the Singapore Companies Act was amended to, among other things, allow Singapore companies to repurchase outstanding ordinary shares subject to certain requirements and eliminate the concepts of par value, additional paid-in capital and authorized share capital. As a result of the Companies Act amendments, effective January 30, 2006, the outstanding shares of the Company are no par value ordinary shares. As of December 31, 2005 and March 31, 2005, the Company had $3.4 million par value recorded for its ordinary shares, and $5.6 billion and $5.5 billion, respectively, recorded as additional paid in capital related to its ordinary shares. Additionally, the Company had 1.5 billion authorized ordinary shares during these periods. As a result of the

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendments to the Singapore Companies Act, the Company has combined the par value of its ordinary shares together with additional paid in capital into one account for the purposes of balance sheet presentation. The March 31, 2005 balances were reclassified to conform to the current period presentation.

NOTE I — RESTRUCTURING CHARGES

In recent years, the Company has initiated a series of restructuring activities, which are intended to realign the Company’s global capacity and infrastructure with demand by its OEM customers and thereby improve operational efficiency, include reducing excess workforce and capacity, and consolidating and relocating certain manufacturing and administrative facilities to lower cost regions.

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

As of December 31, 2005 and March 31, 2005, assets that were no longer in use and held for sale totaled approximately $40.6 million and $59.3 million, respectively, primarily representing manufacturing facilities located in the Americas that have been closed as part of the facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other assets on the condensed consolidated balance sheet.

Fiscal Year 2006

The Company recognized restructuring charges of approximately $32.7 million, $50.3 million, and $68.6 million during the first, second, and third quarter of fiscal year 2006, respectively, related to the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities. The Company has classified $27.6 million, $38.5 million, and $63.1 million of the charges associated with facility closures as a component of cost of sales during the first, second, and third quarters of fiscal year 2006, respectively.

The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During the first, second and third quarters of fiscal year 2006, the Company recorded approximately $14.5 million, $12.8 million, and $11.5 million respectively, of other exit costs primarily associated with contractual obligations. As of December 31, 2005, approximately $6.7 million is classified as long-term obligation and will be paid throughout the term of the terminated leases.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the restructuring charges during the first, second, and third quarters of fiscal year 2006 were as follows:

	First	Second	Third
	Quarter	Quarter	Quarter	Total
	(In thousands)

Asia
Severance	$—	$—	$1,312	$1,312
Long-lived assets impairment	—	—	1,912	1,912
Other exit costs	—	—	—	—

Total restructuring charges	$—	$—	$3,224	$3,224

Americas
Severance	$2,442	$6,546	$1,719	$10,707
Long-lived assets impairment	3,847	7,244	1,951	13,042
Other exit costs	6,421	836	10,957	18,214

Total restructuring charges	$12,710	$14,626	$14,627	$41,963

Europe
Severance	$11,483	$16,669	$47,689	$75,841
Long-lived assets impairment	456	7,125	2,497	10,078
Other exit costs	8,040	11,926	520	20,486

Total restructuring charges	$19,979	$35,720	$50,706	$106,405

Total
Severance	$13,925	$23,215	$50,720	$87,860
Long-lived assets impairment	4,303	14,369	6,360	25,032
Other exit costs	14,461	12,762	11,477	38,700

Total restructuring charges	$32,689	$50,346	$68,557	$151,592

During the first nine months of fiscal year 2006, the Company recorded approximately $87.9 million of employee termination costs associated with the involuntary terminations of 4,312 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 78, 1,010, and 3,224 for Asia, Americas, and Europe, respectively. Approximately $74.2 million of the net charges were classified as a component of cost of sales.

During the first nine months of fiscal year 2006, the Company recorded approximately $25.0 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures. Approximately $23.3 million of this amount was classified as a component of cost of sales. The restructuring charges recorded during the first nine months of fiscal year 2006 also included approximately $38.7 million for other exit costs, of which, $26.7 million was classified as a component of cost of sales. This amount was primarily comprised of facility lease obligations of approximately $10.8 million, customer disengagement costs of approximately $11.9 million, and facility abandonment and refurbishment costs of approximately $1.9 million.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the provisions, the respective payments, and the remaining accrued balance as of December 31, 2005 for restructuring charges incurred in the first, second and third quarters of fiscal year 2006 and prior:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)

Balance as of March 31, 2005	$13,551	$—	$24,337	$37,888
Activities during the first quarter:
Provision for charges incurred in first quarter	13,925	4,303	14,461	32,689
Cash payments for charges incurred in first quarter	(2,163)	—	(1,100)	(3,263)
Cash payments for charges incurred in fiscal year 2005	(3,426)	—	(472)	(3,898)
Cash payments for charges incurred in fiscal year 2004	(1,179)	—	(2,386)	(3,565)
Cash payments for charges incurred in fiscal year 2003 and prior	(24)	—	(684)	(708)
Non-cash charges incurred in first quarter	—	(4,303)	(3,421)	(7,724)

Balance as of June 30, 2005	20,684	—	30,735	51,419
Activities during the second quarter:
Provision for charges incurred in second quarter	23,215	14,369	12,762	50,346
Cash payments for charges incurred in first and second quarters	(24,950)	—	(4,475)	(29,425)
Cash payments for charges incurred in fiscal year 2005	(2,120)	—	(401)	(2,521)
Cash payments for charges incurred in fiscal year 2004	(579)	—	(1,445)	(2,024)
Cash payments for charges incurred in fiscal year 2003 and prior	(73)	—	(875)	(948)
Non-cash charges incurred in second quarter	—	(14,369)	(6,450)	(20,819)

Balance as of September 30, 2005	16,177	—	29,851	46,028
Activities during the third quarter:
Provision for charges incurred in third quarter	50,720	6,360	11,477	68,557
Cash payments for charges incurred in first, second, and third quarters	(20,276)	—	(7,427)	(27,703)
Cash payments for charges incurred in fiscal year 2005	(1,315)	—	(3)	(1,318)
Cash payments for charges incurred in fiscal year 2004	(548)	—	(2,083)	(2,631)
Cash payments for charges incurred in fiscal year 2003 and prior	(18)	—	(1,329)	(1,347)
Non-cash charges incurred in second quarter	—	(6,360)	(4,313)	(10,673)

Balance as of December 31, 2005	44,740	—	26,173	70,913
Less:
Current portion (classified as other current liabilities)	(43,840)	—	(10,442)	(54,282)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$900	$—	$15,731	$16,631

Fiscal Year 2005

The Company recognized restructuring charges of approximately $95.4 million during fiscal year 2005 related to severance, the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities, of which $78.4 million was classified as a component of cost of sales during fiscal year 2005.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The components of the restructuring charges during fiscal year 2005 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total	Nature
	(In thousands)

America:
Severance	$1,793	$—	$—	$—	$1,793
Long-lived assets impairment	365	125	—	5,300	5,790
Other exit costs	1,598	321	170	—	2,089

Total restructuring charges	$3,756	$446	$170	$5,300	$9,672

Asia:
Severance	$—	$872	$—	$—	$872
Long-lived assets impairment	—	267	—	—	267
Other exit costs	—	1,220	—	—	1,220

Total restructuring charges	$—	$2,359	$—	$—	$2,359

Europe:
Severance	$17,447	$15,613	$29,092	$1,515	$63,667
Long-lived assets impairment	100	5,743	—	795	6,638
Other exit costs	2,285	9,341	1,397	—	13,023

Total restructuring charges	$19,832	$30,697	$30,489	$2,310	$83,328

Total:
Severance	$19,240	$16,485	$29,092	$1,515	$66,332	Cash
Long-lived assets impairment	465	6,135	—	6,095	12,695	Non-Cash
Other exit costs	3,883	10,882	1,567	—	16,332	Cash & Non-Cash

Total restructuring charges	$23,588	$33,502	$30,659	$7,610	$95,359

During fiscal year 2005, the Company recorded approximately $66.3 million of employee termination costs associated with the involuntary terminations of approximately 3,000 identified employees in connection with the various facility closures and consolidations. Approximately $54.7 million of the charges were classified as a component of cost of sales. The identified involuntary employee terminations by reportable geographic region amounted to approximately 300, 200, and 2,500 for the Americas, Asia and Europe, respectively. As of December 31, 2005, approximately 2,989 employees have been terminated under these plans, while approximately 11 employees have been notified but not yet terminated. The Company also recorded approximately $12.7 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures. Approximately $11.2 million of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2005 also included approximately $16.3 million for other exit costs. Approximately $12.5 million of the amount was classified as a component of cost of sales. Of this amount, customer disengagement costs totaled approximately $5.5 million; facility lease obligations totaled approximately $2.3 million and facility abandonment and refurbishment costs totaled approximately $3.7 million. As of December 31, 2005, accrued facility closure costs related to restructuring charges incurred in fiscal year 2005 were approximately $0.8 million, net of $2.8 million classified as current.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the provisions, payments, and the accrual balance relating to restructuring costs incurred during fiscal year ended March 31, 2005:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)

Activities during fiscal year 2005:
Provision	$66,332	$12,695	$16,332	$95,359
Cash payments	(57,758)	—	(6,977)	(64,735)
Non-cash charges	—	(12,695)	(6,624)	(19,319)

Balance as of March 31, 2005	$8,574	$—	$2,731	$11,305

Fiscal Year 2004 and 2003

As of December 31, 2005, accrued facility closure costs related to restructuring charges incurred in fiscal year 2004 were approximately $4.5 million, net of $5.8 million classified as current. As of December 31, 2005, accrued facility closure costs related to restructuring charges incurred in fiscal year 2003 and prior were $4.7 million, net of $0.3 million classified as current.

For further discussion of the Company’s historical restructuring activities, refer to Note 10, “Restructuring Charges” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

NOTE J — OTHER CHARGES (INCOME), NET

During the three- and nine-month periods ended December 31, 2005, the Company incurred approximately $7.7 million in severance charges related to the retirement of Michael E. Marks from his position as Chief Executive Officer, of which approximately $5.9 million was paid during the quarter, and the remaining amount is due in July 2006. In connection with his retirement and appointment to serve as Chairman of the Company’s Board of Directors beginning January 1, 2006, the Company also accelerated the vesting and continued the exercise period of certain stock options held by Mr. Marks. The modifications to his stock options did not result in any incremental non-cash stock-based compensation expense under APB 25 because the exercise price of the affected options was less than the market price of the underlying shares on the date of the modifications.

During the three- and nine-month periods ended December 31, 2004, the Company realized a foreign exchange gain of $29.3 million from the liquidation of certain international entities, offset by a loss of $6.8 million for other than temporary impairment of its investments in certain privately-held companies and $7.6 million of charges relating to the resignation of Robert R.B. Dykes from his position as Chief Financial Officer. In connection with his termination of employment, the Company amended certain of Mr. Dykes’ stock option agreements to fully accelerate the vesting of approximately 1.2 million of Mr. Dykes’ outstanding, and previously unvested stock options, and to extend the expiration date of approximately 1.5 million stock options to five years after his employment termination date. Such options would otherwise have expired ninety days after the termination of employment. This resulted in a non-cash charge of approximately $5.6 million. In addition, the Company made a lump-sum cash payment of approximately $2.0 million to Mr. Dykes.

NOTE K — SEGMENT REPORTING

The Company operates and internally manages two operating segments that are combined for operating segment disclosures as they do not meet the quantitative thresholds for separate disclosure established in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In August 2005, the Company sold its Network Services division, one of the two previously

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identified segments. During the quarter ended December 31, 2005, the Company commenced a regular evaluation of the performance, and allocation of resources for its Software Services division, and as a result has identified this division as a new operating segment. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.

Geographic information is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Net sales:
Asia	$2,607,166	$2,200,960	$7,097,927	$6,386,913
Americas	856,524	739,175	2,290,658	1,992,623
Europe	759,506	1,546,174	2,691,900	4,558,629
Intercompany eliminations	(36,305)	(209,695)	(111,832)	(642,854)

	$4,186,891	$4,276,614	$11,968,653	$12,295,311

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Income before income taxes:
Asia	$90,902	$83,122	$286,099	$253,689
Americas	(57,858)	1,411	23,525	20,436
Europe	24,104	29,094	(21,814)	234
Intercompany eliminations	(21,305)	(9,369)	(95,938)	(48,072)

	$35,843	$104,258	$191,872	$226,287

	December 31,	March 31,
	2005	2005
	(In thousands)

Long-lived assets:
Asia	$857,748	$806,617
Americas	403,008	422,644
Europe	340,243	475,255

	$1,600,999	$1,704,516

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three- and nine-months ended December 31, 2005, net sales generated from Singapore, the principal country of domicile, were approximately $68.2 million and $193.9 million, respectively. During the three- and nine-months ended December 31, 2004, net sales generated from Singapore were approximately $59.1 million and $170.9 million, respectively.

NOTE L — COMMITMENTS AND CONTINGENCIES

On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’s purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first three stages completed in November 2004, February 2005 and August 2005. The final asset transfer is expected to be completed in the June 2006 quarter. Refer to Note M, “Business and AssetAcquisitions and Divestitures” for further discussion.

The Company maintains a $1.35 billion amended revolving credit facility consisting of two separate credit agreements, one providing for up to $1.105 billion principal amount of revolving credit loans to the Company and its designated subsidiaries; and one providing for up to $245.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. This amended credit facility expires in May 2010. Borrowings under the amended credit facility bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus the applicable margin for base rate loans ranging between 0.0% and 0.125%, based on the Company’s credit ratings; or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 0.625% and 1.125% based on the Company’s credit ratings. The Company is required to pay a quarterly commitment fee ranging between 0.125% and 0.250% per annum on the unutilized portion of the credit facility and, if the utilized portion of the facility exceeds 33% of the total commitment, a quarterly utilization fee ranging between 0.125% and 0.250% on such utilized portion, in each case based on the Company’s credit ratings. The Company is also required to pay letter of credit usage fees ranging between 0.625% and 1.125% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit, and issuance fees of 0.125% per annum on the daily average undrawn amount of letters of credit. The Company has no borrowings outstanding under this facility as of December 31, 2005.

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

NOTE M — BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES

Business and asset acquisitions

On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’s purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first three stages completed in November 2004, February 2005 and August 2005. The final asset transfer is expected to be completed in the June 2006 quarter.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates that the aggregate cash purchase price for the assets acquired will range from approximately $575 million to $625 million. As of December 31, 2005, the Company has made aggregate payments of $379 million to Nortel. The total purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be $340 million to $390 million for inventory, $35 million for fixed assets, and the remaining amounts to intangible assets, including goodwill. The Company completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004. On February 8, 2005 and August 22, 2005, the Company completed the closings of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, and Châteaudun, France. The purchases to date have resulted in purchased intangible assets of $26.9 million and goodwill of $187.4 million, based on third-party valuations.

In October 2004, the Company acquired approximately 70% of the total outstanding shares of FSS. In September and December 2005, the Company acquired an additional 18% and 6% incremental ownership, respectively, for cash consideration of approximately $106.5 million and $42.9 million, respectively. The incremental investment of approximately $149.4 million reduced other liabilities by approximately $28.5 million primarily related to minority interests net of increases in deferred taxes and other liabilities. The incremental investment also resulted in purchased identifiable intangible assets of $16.7 million and goodwill of $104.2 million, based on third-party valuations.

The Company now owns approximately 94% of the total outstanding shares of FSS as of December 31, 2005 and is in the process of delisting FSS from India’s stock exchanges. Trading of FSS shares on the Indian exchanges was discontinued on February 3, 2006 and the company will be officially delisted from the exchanges on February 10, 2006. Once the shares have been delisted, any shareholders whose shares have not been acquired (approximately 2.2 million shares as of December 31, 2005) may offer their shares for sale to the Company at the exit price of Rs. 725 per share (approximately US$16.10 per share) for a period of six months following the date of the delisting.

The following table reflects the pro forma consolidated results of operations for the periods presented, as though the acquisitions of Nortel’s operations in Canada, Northern Ireland and France and the acquisition of FSS had occurred as of the beginning of periods presented, after giving effect to certain adjustments and related income tax effects:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$4,186,891	$4,668,114	$12,212,653	$13,301,890
Net income	$42,504	$101,134	$100,358	$273,123
Basic earnings per share	$0.07	$0.18	$0.18	$0.50
Diluted earnings per share	$0.07	$0.17	$0.17	$0.47

During the nine months ended December 31, 2005, the Company completed certain acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for these acquisitions totaled approximately $142.2 million, net of cash acquired. Goodwill and intangibles resulting from these acquisitions during the nine months ended December 31, 2005, as well as from contingent purchase price adjustments for certain historical acquisitions, totaled approximately $193.4 million. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of third-party valuations. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

levels of earnings through December 31, 2010. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

During the nine months ended December 31, 2005, the Company paid approximately $61.7 million in cash, and issued 2.2 million ordinary shares, for contingent purchase price adjustments relating to certain historical acquisitions.

Divestitures

During the September 2005 fiscal quarter, the Company merged its Flextronics Network Services (FNS) division with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. The Company received an upfront cash payment and also retained a 35% ownership in the merged company, Relacom Holding AB (“Relacom”). The Company is entitled to future immaterial contingent and deferred purchase price payments and is committed to certain future immaterial investments in Relacom. The Company accounts for its investment in the common stock of Relacom using the equity method of accounting. The associated equity in the net income of Relacom has not been material to the Company’s results of operations for the three- and nine-months ended December 31, 2005, and was classified as a component of interest and other expense, net, in the condensed consolidated statements of operations. The initial carrying value of the equity investments was $116.8 million based on a third party valuation adjusted for the Company’s economic interest in the gain on divestiture. The excess of the carrying value of the investment and the underlying equity in net assets is attributable to goodwill and intangible assets.

During the September 2005 fiscal quarter, the Company sold its semiconductor division to AMIS Holdings, Inc. (AMIS), the parent company of AMI Semiconductor, Inc.

As a result of these two transactions, the Company received aggregate cash payments of approximately $518.5 million and other consideration valued at $38.3 million. The aggregate net assets sold in the divestitures were approximately $573.0 million. The Company recognized an aggregate pretax gain of $67.6 million during the nine months ended December 31, 2005, net of approximately $3.0 million in expense for accelerated deferred compensation and various post closing purchase price adjustments. The divestitures of semiconductor and network services divisions resulted in a tax expense of $98.9 million during the nine months ended December 31, 2005 associated with the gain on the sale, and differences between the recorded book and tax basis of the entities sold as well as the recognition of a valuation allowance relating to the remaining deferred tax assets. There was no revenue related to the divested businesses for the three month period ended December 31, 2005. Revenue related to the divested businesses was $228.4 million for the three month period ended December 31, 2004. Revenue related to the divested businesses for the nine month periods ended December 31, 2005 and 2004 was approximately $317.0 million and $610.1 million, respectively.

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

OVERVIEW

We are a leading provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) of a broad range of products in the following industries: handheld devices; computer and office automation; communications infrastructure; information technology infrastructure; consumer devices; and a variety of other industries, including the industrial, automotive and medical industries. We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our OEM customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; logistics; after-market services, multiple component product offerings, and software services.

We are one of the world’s largest EMS providers, with revenues of $15.9 billion in fiscal year 2005. As of December 31, 2005, our total manufacturing capacity was approximately 12.8 million square feet in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (the Americas, Europe, and Asia) in order to serve the growing outsourcing needs of both multinational and regional OEMs. For the nine-month period ended December 31, 2005, our net sales in the Americas, Europe, and Asia represented 22%, 22% and 56% of our total net sales, respectively.

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

We have actively pursued acquisitions and purchases of manufacturing facilities, design and engineering resources and technologies in order to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. We have completed numerous strategic transactions with OEM customers over the past several years, including Nortel, Xerox, Casio and Ericsson. These strategic transactions have expanded our customer base, provided end-market diversification, and contributed to a significant portion of our revenue growth. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM and lease or acquire their manufacturing facilities while simultaneously entering into multi-year supply agreements for the production of their products. We will continue to selectively pursue strategic opportunities that we believe will further our business objectives and enhance shareholder value.

On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first three stages completed in November 2004,

February 2005 and August 2005. The final asset transfer is expected to be completed in the June 2006 quarter. We anticipate that the aggregate cash purchase price for the assets acquired will be in the range of approximately $575 million to $625 million. As of December 31, 2005, we have made aggregate payments of $379 million to Nortel. The total purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be $340 million to $390 million for inventory, $35 million for fixed assets, and the remaining amounts to intangible assets, including goodwill. We completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004. On February 8, 2005 and August 22, 2005, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, and Châteaudun, France, respectively. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund the remaining purchase price for the assets yet to be acquired.

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

Although we expect that our gross margin and operating margin on sales to Nortel will initially be less than that generally realized by us in fiscal year 2005, we also expect that we will be able to increase margins over time through cost reductions and by internally sourcing our vertically integrated supply chain solutions, which include the fabrication and assembly of printed circuit boards and enclosures, as well as logistics and repair services. Additionally, the impact of lower gross margins may be partially offset by the effect of anticipated lower selling, general and administrative expenses, as a percentage of net sales. There can be no assurance that we will realize lower expenses or increased operating efficiencies as anticipated.

The completion of the Nortel transaction is subject to a number of closing conditions, including regulatory approvals and conversion of information technology systems. As with other strategic transactions, we believe the completion of this transaction may have significant impacts on our sales, end-market diversification, margins, results from operations, financial position and working capital.

The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services has escalated, as an increasing number of OEMs outsourced some or all of their design and manufacturing requirements. Price pressure on our customers’ products in their end markets has led to increased demand for EMS production capacity in the lower cost regions of the world, such as China, Mexico, and Eastern Europe, where we have a significant presence. We have responded by making strategic decisions to realign our global capacity and infrastructure with the demand of our OEM customers so as to optimize the operating efficiencies that can be provided by our global presence. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and in some instances, lower costs, thereby enhancing our ability to provide cost-effective manufacturing service in order for us to retain and expand our existing relationships with customers and attract new business. As a result, we have recognized $95.4 million, $540.3 million and $297.0 million of restructuring charges in fiscal years 2005, 2004 and 2003, respectively, in connection with the realignment of our global capacity and infrastructure. During the nine months ended December 31, 2005 we recognized $151.6 million of restructuring charges. Additionally, we expect to recognize restructuring charges in the range of approximately $10 million to $30 million during the remainder of fiscal year 2006 and we may be required to take additional charges in the future as a result of these activities.

Our revenue is generated from sales of our services to our customers, which include industry leaders such as Casio Computer Co., Ltd., Dell Computer Corporation, Ericsson Telecom AB, Hewlett-Packard Company, Kyocera Wireless Corporation, Microsoft Corporation, Motorola, Inc., Nortel Networks Limited, Sony-Ericsson, and Xerox Corporation. We currently depend, and expect to continue to depend, upon a small number of customers for a significant portion of our revenues. For the nine months ended December 31, 2005, our ten largest customers accounted for approximately 62% of net sales. Sony Ericsson and Hewlett-Packard each accounted for more than 10% of our net sales. For any particular customer, we may be engaged in programs to design or manufacture a number of products, or may be designing or manufacturing a single product or product line. In addition, our revenue is generated from a variety of industries. For the nine months ended December 31, 2005, we derived:

•	approximately 27% of our revenues from customers in the handheld devices industry, whose products include cellular phones, pagers and personal digital assistants;

•	approximately 25% of our revenues from customers in the computers and office automation industry, whose products include copiers, scanners, graphic cards, desktop and notebook computers, and peripheral devices such as printers and projectors;

•	approximately 22% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches, and broadband devices;

•	approximately 9% of our revenues from the consumer devices industry, whose products include set-top boxes, home entertainment equipment, cameras and home appliances;

•	approximately 6% of our revenues from providers of information technologies infrastructure, whose products include servers, workstations, storage systems, mainframes, hubs and routers; and

•	approximately 11% of our revenues from customers in a variety of other industries, including the medical, automotive, industrial and instrumentation industries.

Our operating results are affected by a number of factors, including the following:

•	our customers may not be successful in marketing their products, their products may not gain widespread commercial acceptance, and our customers’ products have short product life cycles;

•	our customers may cancel or delay orders or change production quantities;

•	our operating results vary significantly from period to period due to the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	our increased design services and component offerings may reduce our profitability as we are required to make substantial investments in the resources necessary to design and develop these products without guarantee of cost recovery and margin generation;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers;

•	integration of acquired businesses and facilities; and

•	managing growth and changes in our operations.

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

Consistent with this strategy, during the September 2005 fiscal quarter we merged our Flextronics Network Services division with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. The Company received an upfront cash payment and also retained a 35% ownership in the merged company, Relacom Holding AB (“Relacom”). The Company is entitled to future immaterial contingent and deferred purchase price payments and is committed to certain future immaterial investments in Relacom. During the September 2005 fiscal quarter, we sold our semiconductor division to AMIS Holdings, Inc. (AMIS), the parent company of AMI Semiconductor, Inc. As a result of these two transactions, we received aggregate cash payments of approximately $518.5 million and other consideration valued at $38.3 million. Aggregate net assets sold on the divestitures were approximately $573.0 million. We recognized an aggregate pretax gain of $67.6 million during the nine months ended December 31, 2005, net of approximately $3.0 million in expense for accelerated deferred compensation and various post closing purchase price adjustments. The divestitures of semiconductor and network services divisions resulted in a tax expense of $98.9 million during the nine months ended December 31, 2005 associated with the gain on the sale, and differences between the recorded book and tax basis of the entities sold as well as the recognition of a valuation allowance relating to the remaining deferred tax assets. There was no revenue related to the divested businesses for the three month period ended December 31, 2005. Revenue related to the divested businesses was $228.4 million for the three month period ended December 31, 2004. Revenue related to the divested businesses for the nine month periods ended December 31, 2005 and 2004 was approximately $317.0 million and $610.1 million, respectively.

In September and December 2005, we acquired an additional 18% and 6% incremental ownership in FSS, respectively, for cash consideration of approximately $106.5 million and $42.9 million, respectively. We own approximately 94% of the total outstanding shares of FSS as of December 31, 2005 and are in the process of delisting FSS from India’s National Stock Exchange. Trading of FSS shares on the Indian exchanges was discontinued on February 3, 2006 and the company will be officially delisted from the exchanges on February 10, 2006. Once the shares have been delisted, any shareholders whose shares have not been acquired by Flextronics (approximately 2.2 million shares as of December 31, 2005) may offer their shares for sale to Flextronics at the exit price of Rs. 725 per share (approximately US$16.10 per share) for a period of six months following the date of the delisting.

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

Long-Lived Assets

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to the projected discounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds its fair value.

We evaluate goodwill and other intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. If, at the time of our annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered impaired. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our impairment evaluations. However, we have recorded impairment charges in connection with our restructuring activities.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcome of these credit evaluations. We evaluate the collectibility of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts.

On October 8, 2005, Delphi Corporation (“Delphi”), a customer of the Company, filed for Chapter 11 bankruptcy, which resulted in the Company providing a bad debt provision of $15.0 million as a charge to selling, general and administrative expenses during the three months ended September 30, 2005. The Company reversed this $15.0 million bad debt reserve as a credit to selling, general and administrative expenses during the three months ended December 31, 2005, as the related accounts receivable were substantially collected.

Inventory Valuation

Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand, and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial position of our customers and/or changes in economic conditions may require additional provisions for inventories due to our customers’ inability to fulfill their contractual obligations with regard to inventory being held on their behalf.

Restructuring Charges

We recognized restructuring charges during the first nine months of fiscal year 2006, and in each of fiscal years 2005 and 2004, related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recorded restructuring charges for employee termination costs, long-lived asset impairment and other restructuring-related costs.

The recognition of the restructuring charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

Refer to Note I, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

Deferred Income Taxes

Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities which will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets resulting in additional or lesser income tax expense.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December  15, 2005 and is required to be adopted by us in the first quarter of fiscal year 2007. We do not expect the adoption of SFAS 154 will have a material impact on our consolidated results of operations, financial condition and cash flows.

In March 2005, the FASB issued No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently assessing the impact of the adoption of FIN 47.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) which (i) revises SFAS 123 to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under APB 25 and related interpretations, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. We are required to adopt this statement beginning April 1, 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. We have elected to apply the provisions of this statement prospectively, and will continue using the Black-Scholes option valuation model to estimate the fair value of our stock-based awards, and will also continue recognizing the related expense under the straight-line attribution method. The actual expense we will recognize upon our adoption of SFAS 123(R) will be dependent on numerous factors including, but not limited to, the selection of assumptions used to fair value stock-based awards granted subsequent to April  1, 2006, policy decisions regarding accounting for the tax effects of share-based awards, and assumed award forfeiture rates. Unamortized compensation is estimated to be approximately $34.0 million on April 1, 2006 based on currently outstanding unvested options to purchase our ordinary shares, of which approximately $16.0 million is expected to be recognized during the 2007 fiscal year.

In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if (a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS No. 123(R), and do not anticipate that the implementation of this statement will have a significant impact on our results of operations.

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.8	93.0	93.3	93.3
Restructuring charges	1.5	0.6	1.1	0.6

Gross profit	4.7	6.4	5.6	6.1
Selling, general and administrative expenses	2.6	3.4	3.4	3.4
Intangible amortization	0.3	0.2	0.3	0.2
Restructuring charges	0.1	0.1	0.2	0.2
Other charges (income), net	0.2	(0.3)	0.1	(0.1)
Interest and other expense, net	0.5	0.6	0.6	0.6
Loss (gain) on divestiture of operations	0.1	0.0	(0.6)	0.0

Income before income taxes	0.9%	2.4%	1.6%	1.8%
Provision for (benefit from) income taxes	(0.1)	0.1	0.8	(0.3)

Net income	1.0%	2.3%	0.8%	2.1%

Net Sales

Net sales for the third quarter of fiscal year 2006 totaled $4.2 billion, representing a decrease of $89.7 million from the third quarter of fiscal year 2005, primarily due to the divestitures of the semiconductor and network services divisions in September 2005, which generated revenues of $228 million in the third quarter of fiscal year 2005. Net sales for the third quarter of fiscal year 2006 declined by $674.5 million in Europe, offset by an increase of $433.3 million and $151.5 million in Asia and the Americas, respectively. The decrease in net sales was primarily attributable to (i) a decrease of $113.3 million to the customers in the industrial, medical and automotive industries as a result of the divestiture of our semiconductor division, (ii) a decrease of $100.2 million to customers in the handheld device industry primarily due to two handset customers divesting their handset businesses to Asian suppliers, offset by new program wins from various customers, and (iii) a decrease of $31.6 million to providers of IT infrastructure products. The decrease in net sales was offset by an increase of $154.4 million to providers of communications infrastructure products, which was primarily the result of our Nortel transaction offset by the reduced business resulting from the divestiture during the September 2005 fiscal quarter of our network services business.

Net sales for the nine months ended December 31, 2005 totaled $12.0 billion, representing a decrease of $326.7 million from the same period in fiscal year 2005, primarily due to the divestitures of the semiconductor and network services divisions in the September 2005 fiscal quarter, which accounted for $293.1 million of the decrease. Net sales for the first nine months of fiscal year 2006 declined by $1,659 million in Europe, offset by an increase of $666.5 million and $666.1 million in Asia and the Americas, respectively. The decrease in net sales was mainly attributable to (i) a decrease of $870.7 million to customers in the handheld device industry, which is primarily attributable to two customers divesting their handset businesses to Asian suppliers, offset by new program wins from various customers, (ii) a decrease of $94.6 million to customers in the consumer industry, and (iii) a decrease of $23.4 million to the customers in the industrial, medical and automotive industries as a result of the divestiture of our semiconductor division. The decrease in net sales was offset by an increase of $665.3 million to providers of communications infrastructure products, which is primarily the result of our Nortel transaction.

Our ten largest customers during the three-month periods ended December 31, 2005 and 2004 accounted for approximately 64% and 63% of net sales, respectively. Sony-Ericsson and Hewlett Packard each accounted for more than 10% of our net sales during the three-month periods ended December 31, 2005. Sony-Ericsson is the only customer that accounted for more than 10% of our net sales during the three-month period ended December 31, 2004. Our ten largest customers during the nine-month periods ended December 31, 2005 and 2004 accounted for approximately 62% and 63% of net sales, respectively, with Sony-Ericsson and Hewlett Packard each accounting for more than 10% of our net sales.

Gross Margin

Our gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. Typically, a new program will contribute relatively less to our gross margin in its early stages, as manufacturing volumes are low and result in inefficiencies and unabsorbed manufacturing overhead costs. As volumes increase, the contribution to gross margin often increases due to our ability to leverage improved utilization rates and overhead absorption. In addition, different programs can contribute different gross margins depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the associated products. As a result, our gross margin varies from period to period.

Gross profit in the third quarter of fiscal year 2006 decreased $79.4 million to $196.3 million, or 4.7% of net sales, from $275.7 million, or 6.4% of net sales, in the third quarter of fiscal year 2005. The 170 basis point decrease in gross margin was mainly attributable to a 90 basis point increase in restructuring charges. An additional 80 basis points of the decrease in the gross margin was attributable to the divestitures of our higher margin semiconductor and network services divisions during the September 2005 fiscal quarter, significant investments we made in the development of our component and ODM capabilities, facility expansions and personnel requirements, and the start up and integration costs incurred associated with our new programs in fiscal year 2006. Restructuring charges relate to the consolidation and closure of various facilities and are described in more detail below in the section entitled, “Restructuring Charges.”

Gross profit in the first nine months of fiscal year 2006 decreased $75.1 million to $671.7 million, or 5.6% of net sales, from $746.8 million, or 6.1% of net sales, in the first nine months of fiscal year 2005. The 50 basis point decrease in gross margin was mainly attributable to an increase in restructuring charges. Restructuring charges relate to the consolidation and closure of various facilities and are described in more detail below in the section entitled, “Restructuring Charges.”

Restructuring Charges

In recent years, we have initiated a series of restructuring activities, which are intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency, include:

•	reducing excess workforce and capacity;

•	consolidating and relocating certain manufacturing facilities to lower-cost regions; and

•	consolidating and relocating certain administrative facilities.

The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and, in some instances, lower costs, and are better utilizing our overall existing manufacturing capacity. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business. Although we believe we are realizing our anticipated benefits from these efforts, we continue to monitor our operational efficiency and capacity requirements and will utilize similar measures in the future to realign our operations relative to future customer demand. We expect to recognize restructuring charges in the range of approximately $10 million to $30 million during the remainder of fiscal year 2006 and we may be required to take additional charges in the future as a result of these activities, which could have a material adverse impact on our operating results, financial position and cash flows. We cannot predict the timing or amount of any future restructuring charges.

During the third quarter of fiscal year 2006 and 2005, we recognized restructuring charges of approximately $68.6 million and $30.7 million, respectively. Restructuring charges recorded by reportable geographic region totaled $3.2 million for Asia, $14.6 million for Americas, and $50.7 million for Europe in the third quarter of fiscal year 2006, and $0.2 million for Americas and $30.5 million for Europe in the third quarter of fiscal year 2005. The involuntary employee terminations identified by reportable geographic region amounted to approximately 78, 557, and 967 for Asia, Americas, and Europe, respectively, in the third quarter of fiscal year 2006. The involuntary employee terminations identified by reportable geographic region were approximately 241, 270 and 2,030 for Asia, Americas, and Europe, respectively, in the third quarter of fiscal year 2005. Approximately $63.1 million and $24.1 million of the restructuring charges were classified as a component of cost of sales in the third quarter of fiscal year 2006 and 2005, respectively.

During the first nine months of fiscal year 2006 and 2005, we recognized restructuring charges of approximately $151.6 million and $87.7 million, respectively. Restructuring charges recorded by reportable geographic region amounted to $3.2 million for Asia, $42.0 for Americas, and $106.4 million for Europe in the third quarter of fiscal year 2006, and $4.4 million for Americas, $2.4 million for Asia and $81.0 million for Europe in the third quarter of fiscal year 2005. The involuntary employee terminations identified by reportable geographic region amounted to approximately 78, 1,010 and 3,224 for Asia, Americas, and Europe, respectively, in the first nine months of fiscal year 2006. The involuntary employee terminations identified by reportable geographic region were approximately 270, 241, and 2,030 for the Americas, Asia, and Europe, respectively, in the first nine months of fiscal year 2005. Approximately $129.2 million and $70.8 million of the restructuring charges were classified as a component of cost of sales in the first nine months of fiscal year 2006 and 2005, respectively.

We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses as a result of our restructurings will be offset in part by reduced revenues at the affected facilities. In addition, we may incur further restructuring charges in the future as we continue to reconfigure our operations in order to address excess capacity concerns, which may materially affect our results of operations in future periods.

Refer to Note I, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Information” for further discussion of our restructuring activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, in the third quarter of fiscal year 2006 amounted to $109.8 million, or 2.6% of net sales, compared to $143.3 million, or 3.4% of net sales, in the third quarter of fiscal year 2005. SG&A amounted to $404.6 million, or 3.4% of net sales, in the first nine months of fiscal year 2006, compared to $423.9 million, or 3.4% of net sales, in the first nine months of fiscal year 2005. The decrease in SG&A in the third quarter of fiscal year 2006 was primarily attributable to the divestitures of the semiconductor and network services divisions in the September 2005 fiscal quarter, and the reversal of a $15.0 million bad debt provision previously recorded in the second quarter of fiscal year 2006 associated with accounts receivable from Delphi, which were substantially collected. The decrease in SG&A in the nine month period was primarily attributable to the divestitures of the semiconductor and network services divisions in the September 2005 fiscal quarter.

Intangible Amortization

Amortization of intangible assets in the third quarter of fiscal year 2006 increased to $11.7 million from $9.2 million in the third quarter of fiscal year 2005. Amortization of intangible assets in the first nine months of fiscal year 2006 increased to $40.9 million from $26.5 million in the first nine months of fiscal year 2005. The increase is due to the amortization expense associated with intangible assets acquired through various business acquisitions during the fourth quarter of fiscal year 2005 and first nine months of fiscal year 2006.

Other Charges (Income), Net

During the three- and nine-month periods ended December 31, 2005, we recognized $7.7 million of charges related to the retirement of Michael E. Marks from his position as Chief Executive Officer, of which approximately $5.9 million was paid during the quarter, and the remaining amount is due in July 2006. In connection with his retirement and appointment to serve as Chairman of our Board of Directors beginning January 1, 2006, we also accelerated the vesting and continued the exercise period of certain stock options held by Mr. Marks. The modifications to his stock options did not result in any incremental non-cash stock-based compensation expense under APB 25 because the exercise price of the affected options was less than the market price of the underlying shares on the date of the modifications.

During the three- and nine-month periods ended December 31, 2004, we realized a foreign exchange gain of $29.3 million from the liquidation of certain international entities, offset by a loss of $6.8 million for other than temporary impairment of our investments in certain privately-held companies and $7.6 million of charges related to the resignation of Robert R.B. Dykes from his position as Chief Financial Officer. We amended certain of Mr. Dykes’ stock option agreements to fully accelerate the vesting of approximately 1.2 million of Mr. Dykes’ outstanding and previously unvested stock options, and extended the expiration date of approximately 1.5 million of stock options to five years after his employment termination date. Such options would otherwise have expired ninety days after the termination of employment. These amendments resulted in a non-cash charge of approximately $5.6 million. In addition, we made a lump-sum cash payment of approximately $2.0 million to Mr. Dykes.

Interest and Other Expense, Net

Interest and other expense, net was $22.7 million and $71.7 million for the three- and nine-month periods ended December 31, 2005, respectively, compared to $27.2 million and $68.0 million for the three and nine month periods ended December 31, 2004, respectively. The decrease in interest and other expense, net for the three month period ended December 31, 2005 primarily resulted from a decrease in interest expense principally related to lower sales of our receivables under our trade receivable securitization program and a reduction in other debt balances.

Provision for (Benefit from) Income Taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.

Our consolidated effective tax rate was a 17.1% benefit and a 5.3% expense for the three months ended December 31, 2005 and 2004, respectively, and a 48.8% expense and a 17.4% benefit for the nine-month periods ended December 31, 2005 and 2004, respectively. The tax benefit for the quarter ended December 31, 2005 includes a $12.2 million benefit resulting from a reduction in previously recorded valuation allowances off-setting deferred tax assets based upon management’s current analysis of the realizability of such amounts. The tax expense for the nine-month period ended December 31, 2005 includes $98.9 million of tax expense associated with the gain on the sale, and differences between recorded book and tax basis of the entities sold, as well as the recording of valuation allowance relating to the remaining deferred tax assets in connection with the divestitures of our semiconductor and network services divisions. The tax expense for the nine-month period ended December 31, 2005 was partially offset by the $12.2 million reduction in our previously recorded valuation allowance discussed above, and a one-time tax benefit of $3.2 million in the first quarter of 2005 as a result of renewing our Malaysian pioneer tax status for the next 15 years. The tax benefit for the nine-month period ended December 31, 2004 was primarily due to the establishment of a $25.0 million deferred tax asset in the first quarter of 2004 resulting from a change in tax law in Hungary which replaced a tax holiday incentive with a tax credit incentive, and a $34.1 million tax benefit recorded in the second quarter of 2004 as a result of a reduction in previously recorded valuation allowances off-setting deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005 we had cash and cash equivalents of $1.1 billion and bank and other debts of $1.5 billion. We also had a $1.35 billion revolving credit facility, under which we had no borrowings outstanding as of December 31, 2005. The credit facility is subject to compliance with certain financial covenants and expires in May 2010. As of December 31, 2005, we were in compliance with the covenants under our indentures and credit facility.

Cash provided by operating activities was $647.0 million and $788.3 million during the nine months ended December 31, 2005 and 2004, respectively. During the nine months ended December 31, 2005, cash provided by operating activities was primarily generated by net income of $98.2 million, $246.8 million of depreciation and amortization, an increase in trade payables and other accrued liabilities of approximately $409.1 million and a decrease in accounts receivable of approximately $117.0 million, offset by increases in inventory of approximately $134.1 million and other current and non-current assets of approximately $207.1 million. The increase in accounts payable and other current liabilities was primarily attributable to the increase in inventory and timing of purchases near quarter end. During the first nine months of fiscal year 2005, cash provided by operating activities reflects the net income of $265.6 million combined with an increase in trade payables and other current liabilities of $676.1 million, offset by an increase in inventories of $209.2 million. The increase in accounts payable and other current liabilities reflects the higher level of business in the third quarter of fiscal year 2005.

Cash used in investing activities was $251.9 million and $807.5 million during the nine months ended December 31, 2005 and 2004, respectively. Cash used in investing activities during the nine months ended December 31, 2005 primarily related to the following:

•	net capital expenditures of $151.9 million for the purchase of equipment and for the continued expansion of various manufacturing facilities in certain low-cost, high-volume centers, primarily in Asia;

•	payments amounting to $269.7 million associated with our Nortel transaction, $149.4 million for the acquisition of additional shares in Flextronics Software Systems and $203.9 million for various other acquisitions of businesses and contingent purchase price adjustments relating to certain historic acquisitions;

•	net payments of $39.5 million for investment in certain non-publicly traded technology companies, offset by;

•	$518.5 million of proceeds from the divestitures of our semiconductor and network services divisions; and

•	$43.9 million of proceeds from our participation in our trade receivables securitization program.

During the first nine months of fiscal year 2005, cash used by investing activities reflects (i) our payments, net of cash acquired for FSS (approximately $250.2 million) and other acquisitions (approximately $123.9 million), (ii) net capital expenditures of $228.4 million for the purchase of equipment and for the continued expansion of various manufacturing facilities in certain low-cost, high-volume centers, primarily in Asia, and (iii) net payments of $204.9 million for investments and notes receivable primarily due to our trade receivables securitization program.

Cash used in financing activities during the first nine months of fiscal year 2006 amounted to $208.5 million, as compared to cash provided by financing activities of $515.6 million in the comparable period in fiscal year 2005. Cash used in financing activities during the first nine months of fiscal year 2006 primarily related to net repayment of bank borrowings and repurchases of our senior notes amounting to $244.5 million and repayment of capital leases obligations of $11.1 million, offset by proceeds of $47.1 million from the sale of ordinary shares under our employee stock plans. During the first nine months of fiscal year 2005, cash provided by financing activities reflects (i) proceeds from the public offering of approximately 24.3 million ordinary shares, which generated approximately $299.5 million, and (ii) the proceeds from the issuance of $500 million of 6.25% senior subordinated notes due in November 2014, offset by the repayment of borrowings under our revolving credit facility and other bank borrowings of $469.0 million.

On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets will occur in stages, with the first three stages completed in November 2004, February 2005 and August 2005. The final asset transfer is expected to be completed in the June 2006 quarter. We anticipate that the aggregate cash purchase price for the assets acquired will be in the range of approximately $575 million to $625 million. As of December 31, 2005, we have made aggregate payments of $379 million to Nortel. We completed the closing of the optical design businesses in Canada and Northern Ireland on November 1, 2004. On February 8, 2005 and August 22, 2005, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Quebec, and Châteaudun, France. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund the remaining purchase price for the assets yet to be acquired.

In September and December 2005, we acquired an additional 18% and 6% incremental ownership in FSS, respectively, for cash consideration of approximately $106.5 million and $42.9 million, respectively. We own approximately 94% of the total outstanding shares of FSS as of December 31, 2005 and are in the process of delisting FSS from India’s stock exchanges. Trading of FSS shares on the Indian exchanges was discontinued on February 3, 2006 and the company will be officially delisted from the exchanges on February  10, 2006. Once the shares have been delisted, any shareholders whose shares have not been acquired by Flextronics (approximately 2.2 million shares as of December 31, 2005) may offer their shares for sale to Flextronics at the exit price of Rs. 725 per share (approximately US$16.10 per share) for a period of six months following the date of the delisting.

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

We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facility will be sufficient to fund our operations and anticipated transactions through at least the next twelve months. Historically, we have funded our operations from cash and cash equivalents generated from operations, proceeds of public offerings of equity and debt securities, bank debt, sales of accounts receivable and capital equipment lease financings. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. The sale of equity or convertible debt securities could result in dilution to our current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of our ordinary shares, and the terms of this debt could impose restrictions on our operations. Such financings and other transactions may not be available on terms acceptable to us or at all. We are continuing to assess our capital structure, and evaluating the merits of redeploying available cash to reduce existing debt or repurchase our ordinary shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2005. There have been no material changes in contractual obligations since March 31, 2005 other than the net repayments of our bank borrowings, other long term debt and repurchases of our senior notes as disclosed in Note E, “Long-Term Debt” of the Notes to the Condensed Consolidated Financial Statements. Information regarding our other financial commitments at December 31, 2005 is provided in Note L, “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements.

RELATED PARTY TRANSACTIONS

Since June 30, 2003, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to June 30, 2003, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of us. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of December 31, 2005 was approximately $1.7 million.

RISK FACTORS

We depend on industries that continually produce technologically advanced products with short life cycles; in addition, our business would be adversely affected if our customers’ products are not successful or if our customers lose market share.

We derive our revenues from the following industries:

•	handheld devices, with products such as cellular phones and personal digital assistants;

•	computer and office automation, with products such as copiers, scanners, graphics cards, desktop and notebook computers, and peripheral devices such as printers and projectors;

•	communications infrastructure, with products such as equipment for optical networks, wireless base stations, access/edge routers and switches, and broadband access equipment;

•	consumer devices, with products such as set-top boxes, home entertainment equipment, cameras and home appliances;

•	information technology infrastructure, with products such as servers, workstations, storage systems, mainframes, hubs and routers; and

•	a variety of other industries, including the industrial, automotive and medical industries.

Factors affecting any of these industries in general, or our customers in particular, could seriously harm us. These factors include:

•	uncertain economic and geopolitical conditions;

•	rapid changes in technology, evolving industry standards and requirements for continuous improvement in products and services, result in short product life cycles;

•	demand for our customers’ products may be seasonal;

•	our customers may fail to successfully market their products, and our customers’ products may fail to gain widespread commercial acceptance;

•	our customers may experience dramatic market share shifts in demand which may cause them to exit the business; and

•	there may be recessionary periods in our customers’ markets.

Our customers may cancel their orders, change production quantities or locations, or delay production, and the inherent difficulties involved in responding to these demands could harm our business.

As a provider of electronics design and manufacturing services and components, we must provide increasingly rapid product turnaround time for our customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we often experience reduced lead times in customer orders which may be less than the lead time we require to procure necessary components and materials.

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

The short-term nature of our customers’ commitments and the rapid changes in demand for their products reduces our ability to accurately estimate the future requirements of those customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In that regard, we must make significant decisions, including determining the levels of business that we will seek and accept, setting production schedules, making component procurement commitments, and allocating personnel and other resource, based on our estimates of our customers’ requirements.

On occasion, customers require rapid increases in production or require that manufacturing of their products be transitioned from one facility to another to achieve cost or other objectives. These demands stress our resources and reduce our margins. We may not have sufficient capacity at any given time to meet our customers’ demands, and transfers from one facility to another can result in inefficiencies and costs due to excess capacity in one facility and corresponding capacity constraints at another. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand, or transfer of demand from one facility to another, harms our gross profit and operating income.

Our industry is extremely competitive; if we are not able to continue to provide our services at competitive prices, we may lose business.

We compete with a number of different companies, depending on the type of service we provide or the location of our operations. For example, we compete with major global EMS providers, other smaller EMS companies that have a regional or product-specific focus, and, with respect to some of the services we provide, ODMs. Our industry is extremely competitive and many of our competitors have achieved substantial market share and some may have lower cost structures or greater design, manufacturing, financial or other resources than we do. We face particular competition from suppliers in Asia, including Taiwanese ODM suppliers, which have a substantial share of the global market for information technology hardware production, primarily relating to notebook and desktop computers and personal computer motherboards, and which manufacture consumer products and provide other technology manufacturing services. Some of our competitors may have lower cost structures or greater value-added performance, such as in their design or engineering capabilities, which may cause us to lose business. If we are unable to provide comparable manufacturing services and improved products at lower cost than the other companies in our industry, our net sales could decline.

Our operating results may fluctuate significantly due to a number of factors, many of which are beyond our control.

Some of the principal factors that contribute to the fluctuations in our annual and quarterly operating results are:

•	adverse changes in general economic or geopolitical conditions;

•	changes in demand for our products or services;

•	our effectiveness in managing manufacturing processes and costs;

•	our increased design services and components offerings may reduce profitability as we continue to make substantial investments in these capabilities;

•	the mix of the types of manufacturing services we provide, as high-volume and low-complexity manufacturing services typically have lower gross margins than lower volume and more complex services;

•	changes in the cost and availability of labor and components, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules;

•	our ability to achieve commercially viable production yields and manufacture commercial quantities of our components;

•	the degree to which we are able to utilize our available manufacturing capacity;

•	our ability to manage the timing of our component purchases so that components are available when needed for production, while avoiding the risks of purchasing inventory in excess of immediate production needs;

•	local conditions and events that may affect our production volumes, such as labor conditions, political instability and local holidays; and

•	changes in demand in our customers’ end markets.

Two of our significant end markets are the handheld electronics devices market and the consumer devices market. These markets exhibit particular strength toward the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our third fiscal quarter as compared to our other fiscal quarters. Economic or other factors leading to diminished orders in the end of the calendar year could harm our business.

The majority of our sales come from a small number of customers and a decline in sales to any of these customers could adversely affect our business.

Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 62% of net sales during the nine months ended December 31, 2005, 62% of net sales in fiscal year 2005, and 64% of net sales in fiscal year 2004. During the nine months ended December 31, 2005, and in our fiscal years 2005 and 2004, our largest customers, Sony-Ericsson and Hewlett-Packard, each accounted for greater than 10% of net sales.

Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us, or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues could be harmed.

We may encounter difficulties with acquisitions, which could harm our business.

We have completed numerous acquisitions of businesses and we expect to continue to acquire additional businesses in the future. We are currently in preliminary discussions with respect to potential acquisitions and strategic customer transactions, and we are in the process of completing the acquisition of Nortel’s optical, and wireless and enterprise manufacturing operations and related supply chain activities, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” Any future acquisitions may require additional debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. As a result, we may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

In addition, acquisitions involve numerous risks and challenges, including:

•	diversion of management’s attention from the normal operation of our business;

•	potential loss of key employees and customers of the acquired companies, which is a particular concern in the acquisition of companies engaged in product and software design;

•	difficulties managing and integrating operations in geographically dispersed locations;

•	lack of experience operating in the geographic market or industry sector of the acquired business;

•	the potential for deficiencies in internal controls at acquired companies;

•	increases in our expenses and working capital requirements, which reduce our return on invested capital; and

•	exposure to unanticipated liabilities of acquired companies.

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

The final stage of the transaction with Nortel described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” is subject to a number of closing conditions, including the conversion of information technology systems. Some of the processes involved in converting information technology systems (including the integration of related systems and internal controls) are complex and time consuming, and may present unanticipated difficulties. As a result, we currently expect that this transaction will be completed in the June 2006 quarter. Further delays may arise if the conversion of information technology systems requires more time than presently anticipated.

The success of the Nortel transaction will depend on our ability to successfully integrate the acquired operations with our existing operations. This will involve integrating Nortel’s operations into our existing procurement activities, and assimilating and managing existing personnel. In addition, this transaction will increase our expenses and working capital requirements, and place burdens on our management resources. In the event we are unsuccessful in integrating the acquired operations, we would not achieve the anticipated benefits of this transaction, and our results of operations would be adversely affected.

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

One of our anticipated benefits from this transaction is our ability to increase the gross margins of the operations acquired from Nortel over time through cost reductions and by internally sourcing through our vertically integrated supply chain solutions. However, we may be unable to realize lower expenses or increased operating efficiencies as anticipated, and as a result our business could be harmed.

Our strategic relationships with major customers create risks.

Over the past several years, we have completed numerous strategic transactions with OEM customers, including, among others, Casio, Ericsson, Xerox and Kyocera, and we are currently in the process of completing a strategic transaction with Nortel. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

If we do not effectively manage changes in our operations, our business may be harmed; we have taken substantial restructuring charges in the past and we may need to take material restructuring charges in the future.

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

We plan to continue to transition manufacturing to lower-cost locations and we may be required to take additional restructuring charges in the future as a result of these activities. We also intend to increase our manufacturing capacity in our low-cost regions by expanding our facilities and adding new equipment. Acquisitions and expansions involve significant risks, including, but not limited to, the following:

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

In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our transition to low-cost manufacturing regions has contributed to significant restructuring and other charges that have resulted from reducing our workforce and capacity at higher-cost locations. We recognized restructuring charges of approximately $151.6 million in the first nine months of fiscal year 2006, and $95.4 million and $540.3 million of restructuring charges in fiscal years 2005 and 2004, respectively, associated with the consolidation and closure of several manufacturing facilities, and related impairment of certain long-lived assets. We expect to recognize restructuring charges in the range of approximately $10 million to $30 million during the remainder of fiscal year 2006 and we may be required to take additional charges in the future as a result of these activities. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and cash flows.

Our substantial investments and start-up and integration costs in our design services business may adversely affect our margins and profitability.

As part of our strategy to enhance our vertically-integrated end-to-end service offerings, we are actively pursuing the expansion of our design and engineering capabilities. Providing these services can expose us to different or greater potential risks than those we face when providing our regular manufacturing services.

Although we enter into contracts with our design services customers, we may design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Our design activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to a product, these contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases. These contracts can generally be terminated on short notice. Some of the products we design and develop must satisfy safety and regulatory standards and some must receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our sales, profitability and reputation.

Due to the increased risks associated with our design services offerings, we may not be able to achieve a high enough level of sales for this business, and the significant investments in research and development, technology licensing, test and tooling equipment, patent applications, facility expansion and recruitment that it requires, to be profitable. Due to the initial costs of investing in the resources necessary to expand our design and engineering capabilities, and in particular to support our design services offerings, our profitability during fiscal year 2005 was adversely affected. We continue to make investments in these capabilities, which could adversely affect our profitability during fiscal year 2006 and beyond.

Our components business is dependent on our ability to quickly launch world-class components products; investments, and start-up and integration costs in our components business may adversely affect our margins and profitability.

Our components business, which primarily includes camera modules and power supplies, is part of our strategy to improve our competitive position and to grow our future margins, profitability and shareholder returns by expanding our vertical integration capabilities. The camera module and power supply industries have experienced, and are expected to continue to experience, rapid technological change. The success of our components business is contingent on our ability to design and introduce world-class components that have performance characteristics that are suitable for a broad market and that offer significant price and/or performance advantages over competitive products.

To create these world class component offerings, we must make substantial investments in the development of our component capabilities, in resources such as research and development, technology licensing, test and tooling equipment, facility expansions and personnel requirements. We may not be able to achieve or maintain market acceptance for any of our components offerings in any of our current or target markets. The success of our components business will also depend upon the level of market acceptance of our customers’ end products, which incorporate our components, and over which we have no control.

In addition, OEMs often require unique configurations or custom designs which must be developed and integrated in the OEM’s product well before the product is launched by the OEM. Thus, there is often substantial lead time between the commencement of design efforts for a customized component and the commencement of volume shipments of the component to the OEM. As a result, we may make substantial investments in the development and customization of products for our customers and no revenue may be generated from these efforts if our customers do not accept the customized component at all, or do not purchase anticipated levels of products.

Our achievement of anticipated levels of profitability in our components business is also dependent on our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers.

As a result of these and other risks, we have been, and in the future may be, unable to achieve anticipated levels of profitability in our components business. In addition, our components business has not, and in the future may not, result in any material revenues or contribute positively to our earnings per share.

Intellectual property infringement claims against our customers or us could harm our business.

Our design and manufacturing services and components offerings involve the creation and use of intellectual property rights, which subject us to the risk of claims of intellectual property infringement from third parties, as well as claims arising from the allocation of intellectual property rights among us and our customers. In addition, our customers may require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all.

The success of certain of our activities depends on our ability to protect our intellectual property rights.

We retain certain intellectual property rights to some of the technologies that we develop as part of our engineering and design activities in our design and manufacturing services and components offerings. As the level of our engineering and design activities increases, the extent to which we rely on rights to intellectual property incorporated into products is increasing. The measures we have taken to prevent unauthorized use of our technology may not be successful. If we are unable to protect our intellectual property rights, this could reduce or eliminate the competitive advantages of our proprietary technology, which would harm our business.

If our products or components contain defects, demand for our services may decline and we may be exposed to product liability and product warranty liability.

Defects in the products we manufacture or design, whether caused by a design, engineering, manufacturing or component failure or deficiencies in our manufacturing processes, could result in product or component failures, which may damage our business reputation, and expose us to product liability or product warranty claims.

Product liability claims may include liability for personal injury or property damage. Product warranty claims may include liability to pay for the recall, repair or replacement of a product or component. Although we generally allocate liability for these claims in our contracts with our customers, even where we have allocated liability to our customers, our customers may not, or may not have the resources to, satisfy claims for costs or liabilities arising from a defective product or component for which they have assumed responsibility.

If we design, engineer or manufacture a product or component that is found to cause any personal injury or property damage or is otherwise found to be defective, we could spend a significant amount of money to resolve the claim. In addition, product liability and product recall insurance coverage are expensive and may not be available with respect to all of our services offerings on acceptable terms, in sufficient amounts, or at all. A successful product liability or product warranty claim in excess of our insurance coverage or any material claim for which insurance coverage is denied, limited or is not available could have a material adverse effect on our business, results of operations and financial condition.

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

Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. These tax incentives expire over various periods from 2005 to 2010 and are subject to certain conditions with which we expect to comply. We have obtained tax holidays or other incentives where available, primarily in China, Hungary, India and Malaysia. In these four countries, we generated an aggregate of approximately $7.6 billion and $10 billion of our total revenues for the nine months ended December 31, 2005 and fiscal year ended March 31, 2005, respectively. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions or divestitures may cause our effective tax rate to increase.

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

We provide EMS services to the automotive industry, which has been experiencing significant financial difficulty. Our largest customer in the automotive industry is Delphi, which filed for bankruptcy on October 8, 2005. There can be no assurance that we will be able to maintain the same level of business with Delphi as we did prior to Delphi’s bankruptcy. If other customers in the automotive industry or in other industries file for bankruptcy, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline, either of which could adversely affect our financial position and results of operations.

If OEMs stop or reduce their manufacturing and supply chain management outsourcing, our business could suffer.

Future growth in our revenues depends on new outsourcing opportunities in which we assume additional manufacturing and supply chain management responsibilities from OEMs. Current and prospective customers continuously evaluate our capabilities against other providers and the merits of manufacturing products themselves. To the extent that outsourcing opportunities are not available, either because OEMs decide to perform these functions internally or because they use other providers of these services, our future growth would be limited.

We may be adversely affected by shortages of required electronic components.

From time to time, we have experienced shortages of some of the electronic components that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers. These unanticipated component shortages have resulted in curtailed production or delays in production, which prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased manufacturing or component costs.

We conduct operations in a number of countries and are subject to risks of international operations.

The distances between the Americas, Asia and Europe create a number of logistical and communications challenges for us. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the core management team, which is based in a number of different countries. Facilities in several different locations may be involved at different stages of the production of a single product, leading to additional logistical difficulties.

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

Our success depends to a large extent upon the continued services of our executive officers. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers. In order to manage our growth, we will need to recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed. In addition, in connection with expanding our design services offerings, we must attract and retain experienced design engineers. There is substantial competition in our industry for highly skilled employees. Our failure to recruit and retain experienced design engineers could limit the growth of our design services offerings, which could adversely affect our business.

Our failure to comply with environmental laws could adversely affect our business.

We are subject to various federal, state, local and foreign environmental laws and regulations, including regulations governing the use, storage, discharge and disposal of hazardous substances used in our manufacturing processes. We are also subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and our obligations to dispose of these products after end users have finished with them. Additionally, we may be exposed to liability to our customers relating to the materials that may be included in the components that we procure for our customers’ products. Any violation or alleged violation by us of environmental laws could subject us to significant costs, fines or other penalties.

In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third party sites. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, or the results of future testing and analyses at our current or former operating facilities indicate that we are responsible for the release of hazardous substances, we may be subject to additional liability. Additional environmental matters may arise in the future at sites where no problem is currently known or at sites that we may acquire in the future. Our failure to comply with environmental laws and regulations or adequately address contaminated sites could limit our ability to expand our facilities or could require us to incur significant expenses, which would harm our business.

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

We are incorporated in Singapore under the Companies Act, Chapter 50 of Singapore. Some of our officers reside outside the United States, and a substantial portion of our assets is located outside the United States. As a result, it may not be possible for investors to effect service of process upon us within the United States. Additionally, judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws may not be enforceable against us. Judgments of U.S. courts based on the civil liability provisions of the federal securities laws of the United States are not directly enforceable in Singapore courts, and Singapore courts may not enter judgments in original actions brought in Singapore courts based solely upon the civil liability provisions of the federal securities laws of the United States.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes during the nine months ended December 31, 2005 since the end of fiscal year 2005 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

We have a portfolio of fixed and variable rate debt. Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates from those as of December 31, 2005 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. Based on our overall currency rate exposures, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from the rate as of December 31, 2005 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

ITEM 4.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the quarterly fiscal period covered by this quarterly report. The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 7, 2005, we issued an aggregate of 1,853,659 ordinary shares in consideration for the acquisition of certain of the shares of a privately-held company that provides flexible circuit assembly and other circuit products pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 15, 2005, we issued an aggregate of 393,820 ordinary shares relating to the acquisition by merger of a privately-held company that provides advanced multimedia software products and services. The ordinary shares were issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933.

ITEM 6.	EXHIBITS

Exhibit
No.	Exhibit

10.01	Agreement, dated as of November 30, 2005, between Michael E. Marks and Flextronics International USA, Inc.*

10.02	Flextronics International USA, Inc. Amended and Restated Senior Executive Deferred Compensation Plan.**

10.03	Flextronics International USA, Inc. Amended and Restated Special Deferred Compensation Plan.**

10.04	Compensation Arrangement between Flextronics International Ltd. and Michael McNamara and Thomas J. Smach.**

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Exhibit

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 1, 2005.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005.

***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

Date: February 8, 2006
/s/  Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2006
/s/  Thomas J. Smach
Thomas J. Smach
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Exhibit

10.01	Agreement, dated as of November 30, 2005, between Michael E. Marks and Flextronics International USA, Inc.*

10.02	Flextronics International USA, Inc. Amended and Restated Senior Executive Deferred Compensation Plan.**

10.03	Flextronics International USA, Inc. Amended and Restated Special Deferred Compensation Plan.**

10.04	Compensation Arrangement between Flextronics International Ltd. and Michael McNamara and Thomas J. Smach.**

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 1, 2005.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005.

***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.