Form 10-K
period 2006-03-31
FLEXTRONICS INTERNATIONAL LTD
filed 2006-05-31
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-23354
FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Marina Boulevard, #28-00 Singapore	018989 (Zip Code)
(Address of registrant’s principal executive offices)
Registrant’s telephone number, including area code
(65) 6890 7188
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	n/a
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:
Ordinary Shares, No Par Value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                   Accelerated filer ☐                   Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of September 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 573,496,352 shares of the Registrant’s ordinary shares outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ National Market on September 30, 2005) was approximately $7.4 billion.
     As of May 19, 2006, there were 578,550,515 shares of the Registrant’s ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated

Proxy Statement to be delivered to shareholders in connection with the Registrant’s 2006 Annual General Meeting of Shareholders	Part II — “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III

PART I
FORWARD-LOOKING STATEMENTS
      Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.
      Except for historical information contained herein, certain matters discussed in this annual report on Form 10-K are, or may be deemed as, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.	BUSINESS
OVERVIEW
      We are a leading provider of advanced design and electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) in the following markets:

•	Computing, which includes products such as desktop, handheld and notebook computers, electronic games and servers;

•	Mobile communication devices, which includes GSM, CDMA, and WCDMA handsets;

•	Consumer digital devices, which includes products such as set top boxes, home entertainment equipment, printers, copiers and cameras;

•	Industrial, Semiconductor and White Goods, which includes products such as home appliances, industrial meters, bar code readers and test equipment;

•	Automotive, Marine and Aerospace, which includes products such as navigation instruments, radar components, instrument panel and radio components;

•	Infrastructure, which includes products such as cable modems, cellular base stations, hubs and switches; and

•	Medical devices, which includes products such as drug delivery, diagnostic and telemedicine devices.
      We are one of the world’s largest EMS providers, with revenues from continuing operations of $15.3 billion in fiscal year 2006. As of March 31, 2006, our total manufacturing capacity was approximately 15.8 million square feet in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, Europe and the Americas) in order to serve the growing outsourcing needs of both multinational and regional OEMs. In fiscal year 2006, our net sales in the Americas, Europe, and Asia represented 22%, 22% and 56% of our total net sales, respectively.

      We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our OEM customers. Our OEM customers leverage our services to meet their requirements throughout their products’ entire product life cycle. Our services include:

•	Printed Circuit Board and Flexible Circuit Fabrication;

•	Systems Assembly and Manufacturing;

•	Logistics;

•	After-Sales Services;

•	Design and Engineering Services;

•	Original Design Manufacturing (“ODM”) Services; and

•	Components Design and Manufacturing.
      We believe that these vertically-integrated capabilities provide us with a competitive advantage in the market for designing and manufacturing electronic products for leading multinational and regional OEMs. Through these services and capabilities, we simplify the global product development process and provide meaningful time and cost savings for our customers.
      Our customers include industry leaders such as Casio; Dell; Ericsson; Hewlett-Packard; Kyocera; Microsoft; Motorola; Nortel; Sony-Ericsson; and Xerox.
      As part of our efforts to focus our resources on our core EMS business, during fiscal year 2006, we divested our Network Services and Semiconductor businesses and in April 2006, entered into a definitive agreement to sell our Software Development and Solutions business. For more information on these divestitures, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
INDUSTRY OVERVIEW
      Outsourcing demand for advanced manufacturing capabilities, design and engineering services and after market services has grown rapidly. This demand has increased for several reasons, including the intensely competitive nature of the electronics industry, the continually increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs, and shorter product life cycles. As a result, the number of OEMs that utilize EMS providers as part of their business and manufacturing strategies has increased. Utilizing EMS providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, and enables OEMs to concentrate on product research, development, marketing and sales. We believe that OEMs realize the following benefits through their strategic relationships with EMS providers:

•	Reduced production costs;

•	Reduced design and development costs;

•	Accelerated time-to-market and time-to-volume production;

•	Reduced capital investment requirements and fixed costs;

•	Improved inventory management and purchasing power;

•	Access to worldwide design, engineering, manufacturing, and logistics capabilities; and

•	Ability to focus on core branding and R&D initiatives.
      We believe that the EMS industry will continue to grow, driven largely by the need of OEMs to respond to rapidly changing markets and technologies and to reduce product costs. Additionally, we believe that there are significant opportunities for EMS providers to win additional business from OEMs in certain markets or industry segments that have yet to substantially utilize EMS providers.

SERVICE OFFERINGS
      We offer a broad range of market-tailored, vertically integrated services to OEMs. Our services provide more value and innovation to our customers because we offer both global economies of scale in manufacturing, logistics and procurement, and market-focused expertise and capabilities in design, engineering and ODM services. As a result of our focus on specific markets, we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers’ businesses, and can help improve their market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products and meet their time-to-market requirements. Our vertically-integrated services allow us to design, build and ship a complete packaged product to our OEM customers. These services include:

Printed Circuit Board and Flexible Circuit Fabrication. Printed circuit boards are platforms composed of laminated materials that provide the interconnection for integrated circuits and other electronic components. Semiconductor designs are currently so complex that they often require printed circuit boards with multiple layers of narrow, densely spaced wiring or flexible circuits. The manufacture of these complex multilayer interconnect and flexible circuit products often requires the use of sophisticated circuit interconnections between layers, referred to as vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds. We are an industry leader in high-density, multilayer and flexible printed circuit board manufacturing. We manufacture printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. Our quick-turn prototype service allows us to provide small test quantities to customers’ product development groups in as little as 24 hours. Our range of services enables us to respond to our customers’ demands for an accelerated transition from prototype to volume production. We have printed circuit board and flexible circuit fabrication service capabilities on four continents; North America, South America, Europe and Asia.

Systems Assembly and Manufacturing. Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We often assemble electronics products with our proprietary printed circuit boards and custom electronic enclosures. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of advanced manufacturing solutions. Our systems assembly and manufacturing expertise includes:

•	Enclosures. We offer a comprehensive set of custom electronic enclosures and related products and services worldwide. Our services include the design, manufacture and integration of electronics packaging systems, including custom enclosure systems, power and thermal subsystems, interconnect subsystems, cabling and cases. In addition to standard sheet metal and plastic fabrication services, we assist in the design of electronic packaging systems that protect sensitive electronics and enhance functionality. Our enclosure design services focus on functionality, manufacturability and testing. These services are integrated with our other assembly and manufacturing services to provide our customers with overall improved supply chain management.

•	Testing Services. We also offer computer-aided testing services for assembled printed circuit boards, systems and subsystems. These services significantly improve our ability to deliver high-quality products on a consistent basis. Our test services include management defect analysis, in-circuit testing and functional testing. In addition, we also provide environmental stress tests of board and system assemblies.

•	Materials Procurement and Inventory Management. Our manufacturing and assembly operations capitalize on our materials inventory management expertise and volume procurement capabilities. As a result, we believe that we are able to achieve highly competitive cost reductions

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

Logistics. We provide global logistics services and turnkey supply chain solutions to our customers. Our worldwide logistics services include freight forwarding, warehousing/inventory management and outbound/e-commerce solutions through our global supply chain network. We leverage new technologies such as XML links to factories, extranet-based management, vendor managed inventory and build-to-order programs, to simultaneously connect suppliers, manufacturing operations and OEM customers. In addition, our SimFlex simulation software tool allows our customers to simulate, analyze and evaluate complex supply chain scenarios, critical operating characteristics and performance metrics, and supply chain trade-offs to ensure supply chain excellence. We offer customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with our customers’ inventory requirements. Increasingly, we ship products directly into customers’ distribution channels or directly to the end-user. By joining these logistics solutions with worldwide manufacturing operations and total supply chain management capabilities in a tightly integrated process, we believe we enable our OEM customers to significantly reduce their product costs and react quickly to continuously changing market demand on a worldwide basis.

After-Sales Services. We provide a range of after-sales services, including product repair, re-manufacturing and maintenance at repair depots, logistics and parts management, returns processing, warehousing, and engineering change management. These services are provided through a global network of operations, hubs and centers. We support our customers by providing software updates and design modifications that may be necessary to reduce costs or design in alternative components due to component obsolescence or unavailability. Manufacturing support involves test engineering support and manufacturability enhancements. We also assist with failure product analysis, warranty and repair, and field service engineering activities.

Design and Engineering Services. We offer a comprehensive range of value-added design and engineering market-specific services for our customers. These services range from contract design services (CDS), where the customer purchases services on a time and materials basis, to original product design and manufacturing services, where the customer purchases a product that we design, develop and manufacture (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by our OEM customers under the OEM’s brand name. Our design and engineering services are provided by our global team of design engineers and include:

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

Components Design and Manufacturing. Our capabilities include the design and manufacture of technologically advanced subsystem solutions for the electronics market. These sub-components include camera modules, power supplies, antennas, radio frequency (RF) modules, and thin film transistor (TFT) displays. Our components group is a product-driven organization focused on developing complete products for our OEM customers who are primarily serving the mobile communications market segment; however, we anticipate expanding our portfolio of products across multiple electronics markets.
COMPETITIVE STRENGTHS
      Over the past several years, we have enhanced our business through the development and broadening of our various product and service offerings. This strategic growth has established us as an industry leader and has enabled us to focus our strategy on vertically integrated capabilities and market-specific design and engineering services. We believe that the following capabilities differentiate us from our competitors and enable us to better serve our customers:

Extensive Design and Engineering Capabilities. We have an industry leading global design service offering with product design engineers providing global design services, products and solutions to satisfy a wide array of customer requirements. We combine our design and manufacturing services to design, develop and manufacture components (such as camera modules) and complete products (such as cellular phones), which are then sold by our OEM customers under the OEMs’ brand names.

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

Vertically Integrated End-to-End Solution. We offer a comprehensive range of worldwide supply chain services that simplify the global product development process and provide meaningful time and cost savings to our OEM customers. Our vertically integrated end-to-end services enable us to cost-effectively design, build and ship a complete packaged product. We also provide after-sales services such as repair and warranty services. We believe that our capabilities also help our customers improve product quality, manufacturability, performance, and reduce costs.

Low-Cost Manufacturing Services. In order to provide customers with the lowest manufacturing costs, we have invested in manufacturing facilities in low-cost regions of the world. As of March 31, 2006, more than 75% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, India, Malaysia, Mexico, Poland, and Ukraine. We believe we are a global industry leader in low-cost production capabilities. A number of our OEM customers have relocated their production to these locations, where our role in the local supply chain helps to reduce their total product costs.

As part of our low-cost manufacturing strategy, we have also established fully integrated, high-volume industrial parks in Brazil, China, Hungary, Malaysia, Mexico and Poland, and we are constructing a new industrial park in India. These campuses provide total supply chain management by co-locating our manufacturing and logistics operations with our suppliers at a single low-cost location. We believe that this strategy increases our customers’ flexibility and reduces distribution barriers, turnaround times, and overall transportation and product costs.

Advanced Supply Chain Management. We believe that we are a leader in global procurement, purchasing approximately $12 billion of components in our fiscal year ended March 31, 2006. As a result, we are able to leverage our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers. We also provide our customers with complete supply chain analyses on their existing manufacturing strategies so that we can recommend an optimal supply chain solution that utilizes our global service footprint.

Long-Standing Customer Relationships. We believe that a cornerstone to our success, and a fundamental requirement for our sustained growth and profitability, is our long-standing customer relationships. We believe that our ability to maintain and grow these customer relationships is due to our development of a broad range of vertically-integrated service offerings, and our commitment to delivering consistent high-quality services. To achieve our quality goals, we monitor our performance using a number of quality improvement and measurement techniques.

Components Solutions. We drive manufacturing efficiencies and cost reductions in the design process by leveraging our proprietary components solutions for our OEM customers. This capability coupled with our vertically integrated resources enable us to cost-effectively design and manufacture critical system components. Our components product offerings include camera modules, power supplies, antenna solutions, radio frequency (RF) modules, and TV tuners.

Special Business Solutions. We have a global infrastructure of low-volume, high-mix sites operated by a dedicated management team where we provide unique manufacturing solutions for customers whose product profiles have varying complexity and volume requirements.

Large scale integration ability. We have the expertise and the resources to successfully acquire, integrate and rationalize our OEM customers’ manufacturing, logistics and procurement capabilities in transactions that generate annual revenues of more than $1 billion. These large scale acquisitions or similar strategic transactions allow us to achieve time-to-market and time-to-volume cost savings for our customers and enable us to improve our competitiveness and increase our market share on an accelerated basis. Examples of successful large scale integrations we have completed include: Sony-Ericsson, Xerox, Kyocera, and Nortel.

STRATEGY
      Our strategy is to accelerate our growth and enhance profitability by using our market-focused expertise and capabilities and our global economies of scale to offer the most competitive vertically-integrated global supply chain services to our customers. To achieve this goal, we are enhancing our core EMS manufacturing, procurement and logistics services with industry-specific expertise in design, engineering and ODM services through the following:

Market Focused Approach. We intend to continue to invest in growing our market-focused expertise and capabilities to ensure that we can make fast, flexible decisions in response to changing market conditions. By focusing our resources on serving specific markets, we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers’ businesses, and we can help improve their market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products, and meet their time-to-market requirements.

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

Capitalize on Our Industrial Park Concept. Our industrial parks are self-contained campuses where we co-locate our manufacturing and logistics operations with certain strategic suppliers in low-cost regions around the world. These industrial parks allow us to minimize logistics costs throughout the supply chain and reduce manufacturing cycle time by reducing distribution barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We intend to continue to capitalize on these industrial parks as part of our strategy to offer our customers highly-competitive cost reductions and flexible, just-in-time delivery programs.

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

Pursue Strategic Opportunities. We have actively pursued acquisitions of manufacturing facilities, design and engineering resources and technologies in order to selectively expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. We will continue to selectively pursue strategic opportunities that we believe will further our business objectives and enhance shareholder value.

Focus on Core Activities. As part of our strategy, we continuously evaluate the strategic and financial contributions of each of our operations and focus our primary growth objectives on our core EMS vertically-integrated business activities. As part of our efforts to focus our resources on our core EMS business, during fiscal year 2006, we divested our Network Services and Semiconductor businesses and in April 2006, announced a definitive agreement to sell our Software Development and Solutions business. For more information on these divestitures, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
CUSTOMERS
      Our customers include many of the world’s leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2006, our ten largest customers accounted for approximately 63% of net sales from continuing operations. Our largest customers during fiscal year 2006 were Sony-Ericsson and Hewlett-Packard, each accounting for more than 10% of net sales from continuing operations. No other customer accounted for more than 10% of net sales from continuing operations in fiscal year 2006.

      The following table lists in alphabetical order a representative sample of our largest customers in fiscal year 2006 and the products of those customers for which we provide EMS services:

Customer	End Products

Casio Computer Co., Ltd.	Consumer electronics products
Dell Computer Corporation	Desktop personal computers and servers
Ericsson Telecom AB	Business telecommunications systems and GSM infrastructure
Hewlett-Packard Company	Inkjet printers and storage devices
Kyocera Wireless Corporation	Cellular phones
Microsoft Corporation	Computer peripherals and consumer electronics gaming products
Motorola, Inc.	Cellular phones and telecommunications infrastructure
Nortel Networks Limited	Optical, wireless and enterprise telecommunications infrastructure
Sony-Ericsson	Cellular phones
Xerox Corporation	Office equipment and components
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
COMPETITION
      The EMS industry is extremely competitive and includes many companies, several of which have achieved substantial market share. We compete against numerous domestic and foreign EMS providers, as well as our current and prospective customers, who evaluate our capabilities in light of their own. We also face competition from Taiwanese ODM suppliers who have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, and who manufacture consumer products and provide other technology manufacturing services.
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
EMPLOYEES
      As of March 31, 2006, our global workforce totaled approximately 99,000 employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.
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
ENVIRONMENTAL REGULATION
      Our operations are subject to a number of regulatory requirements relating to the use, storage, discharge, and disposal of hazardous chemicals used during the manufacturing processes. We believe that our operations are currently in compliance in all material respects with applicable regulations and we do not believe that costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results, or competitive position. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third party sites. We engage environmental consulting firms to assist us in the evaluation of environmental liabilities of our ongoing operations, historical disposal activities and closed sites in order to establish appropriate accruals in our financial statements. We determined the amount of our accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. While no material exposures have been identified to date that we are aware of, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.
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
      Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, we cannot assure you that third parties will not make infringement claims against us in the future. In addition, we are increasingly providing design and engineering services to our customers and designing and making our own products. As a consequence of these activities, we are required to address and allocate the ownership and responsibility for intellectual property in our customer relationships to a greater extent than in our manufacturing and assembly businesses. If a third party were to make an assertion regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights may not be available to us on commercially acceptable terms, if at all, or any such litigation may not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We may also be required to incur substantial costs to redesign a product or re-perform design services.
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

ITEM 1A.	RISK FACTORS

We depend on industries that continually produce technologically advanced products with short life cycles and our business would be adversely affected if our customers’ products are not successful or if our customers lose market share.
      We derive our revenues from the following markets:

•	Computing, which includes products such as desktop, handheld and notebook computers, electronic games and servers;

•	Mobile communication devices, which includes GSM, CDMA, and WCDMA handsets;

•	Consumer digital devices, which includes products such as set top boxes, home entertainment equipment, printers, copiers and cameras;

•	Industrial, Semiconductor and White Goods, which includes products such as home appliances, industrial meters, bar code readers and test equipment;

•	Automotive, Marine and Aerospace, which includes products such as navigation instruments, radar components, instrument panel and radio components;

•	Infrastructure, which includes products such as cable modems, cellular base stations, hubs and switches; and

•	Medical devices, which includes products such as drug delivery, diagnostic and telemedicine devices.
      Factors affecting any of these industries in general, or our customers in particular, could seriously harm us. These factors include:

•	rapid changes in technology or evolving industry standards and requirements for continuous improvement in products and services, result in short product life cycles;

•	demand for our customers’ products may be seasonal;

•	our customers may fail to successfully market their products, and our customers’ products may fail to gain widespread commercial acceptance;

•	our customers may experience dramatic market share shifts in demand which may cause them to exit the business; and

•	there may be recessionary periods in our customers’ markets.

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
      The short-term nature of our customers’ commitments and the rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In that regard, we must make significant decisions, including determining the levels of business that we will seek and accept, setting production schedules, making component procurement commitments, and allocating personnel and other resources, based on our estimates of our customers’ requirements.
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

Our industry is extremely competitive; if we are not able to continue to provide competitive services, we may lose business.
      We compete with a number of different companies, depending on the type of service we provide or the location of our operations. For example, we compete with major global EMS providers, other smaller EMS companies that have a regional or product-specific focus, and ODMs with respect to some of the services that we provide. Our industry is extremely competitive and many of our competitors have achieved substantial market share and some may have lower cost structures or greater design, manufacturing, financial or other resources than we do. We face particular competition from suppliers in Asia, including Taiwanese ODM suppliers who have a substantial share of the global market for information technology hardware production, primarily relating to notebook and desktop computers and personal computer motherboards, and who manufacture consumer products and provide other technology manufacturing services. Some of our competitors may have lower cost structures or greater value-added performance, such as in their design or engineering capabilities, which may cause us to lose business. If we are unable to provide comparable manufacturing services and improved products at lower cost than the other companies in our industry, our net sales could decline.

Our operating results may fluctuate significantly due to a number of factors, many of which are beyond our control.
      Some of the principal factors that contribute to the fluctuations in our annual and quarterly operating results are:

•	changes in demand for our products or services;

•	our effectiveness in managing manufacturing processes and costs;

•	our increased design services and components offerings may reduce profitability as we continue to make substantial investments in these capabilities;

•	the mix of the types of manufacturing services we provide, as high-volume and low-complexity manufacturing services typically have lower gross margins than lower volume and more complex services;

•	changes in the cost and availability of labor and components, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules;

•	our ability to achieve commercially viable production yields and manufacture commercial quantities of our components;

•	the degree to which we are able to utilize our available manufacturing capacity;

•	our ability to manage the timing of our component purchases so that components are available when needed for production, while avoiding the risk of purchasing inventory in excess of immediate production needs;

•	local conditions and events that may affect our production volumes, such as labor conditions, political instability and local holidays;

•	changes in demand in our customers’ end markets; and

•	adverse changes in general economic or geopolitical conditions.
      Two of our significant end markets are the mobile devices market and the consumer devices market. These markets exhibit particular strength toward the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our third fiscal quarter as compared to our other fiscal quarters. Economic or other factors leading to diminished orders in the end of the calendar year could harm our business.

The majority of our sales come from a small number of customers and a decline in sales to any of these customers could adversely affect our business.
      Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 63% and 62% of net sales from continuing operations in fiscal years 2006 and 2005, respectively. Our largest customers during fiscal years 2006 and 2005 were Sony-Ericsson and Hewlett-Packard, which each accounted for more than 10% of net sales from continuing operations. No other customer accounted for more than 10% of net sales from continuing operations in fiscal year 2006 or fiscal year 2005.
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
      We have completed numerous acquisitions of businesses and we expect to continue to acquire additional businesses in the future. We are currently in preliminary discussions with respect to potential acquisitions and strategic customer transactions. Any future acquisitions may require additional debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. As a result, we may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.
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
      In May 2006, we completed the transfer of Nortel’s Calgary operations in the final stage of the transaction with Nortel described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
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
      As a result of the new strategic relationship, we expect that Nortel will represent over 10% of our net sales. The manufacturing relationship with Nortel is not exclusive, and they are entitled to use other suppliers for a portion of their requirements for these products. Although Nortel has agreed to use us to manufacture a majority of its requirements for these existing products, for so long as our services are competitive, our services may not remain competitive, and there can be no assurance that we will continue to manufacture a majority of Nortel’s requirements for these products. In addition, sales of these products depend on a number of factors, including global economic conditions, competition, new technologies that could render these products obsolete, the level of sales and marketing resources devoted by Nortel with respect to these products, and the success of these sales and marketing activities. If demand for these products should decline, we would experience reduced sales and gross margins from these products.
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

      One of our anticipated benefits from this transaction is our ability to increase the gross margins of the operations acquired from Nortel over time through cost reductions and by internally sourcing through our vertically-integrated supply chain solutions. However, we may be unable to realize lower expenses or increased operating efficiencies as anticipated, and as a result our business could be harmed.

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
      We have experienced growth in our business through a combination of internal growth and acquisitions, and we expect to make additional acquisitions in the future. Our global workforce has more than doubled in size since the beginning of fiscal year 2001. During that time, we have also reduced our workforce at some locations and closed certain facilities in connection with our restructuring activities. These changes have placed considerable strain on our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively and to expand our facilities, our business could be harmed.
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
      In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our transition to low-cost manufacturing regions has contributed to significant restructuring and other charges that have resulted from reducing our workforce and capacity at higher-cost locations. We recognized restructuring charges of approximately $215.7 million, $95.4 million and $540.3 million (including $11.5 million attributable to discontinued operations) in fiscal years 2006, 2005 and 2004, respectively, associated with the consolidation and closure of several manufacturing facilities, and related impairment of certain long-lived assets. We may be required to take additional charges in the future as a result of these activities. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and cash flows.

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
      Due to the increased risks associated with our design services offerings, we may not be able to achieve a high enough level of sales for this business, and the significant investments in research and development, technology licensing, test and tooling equipment, patent applications, facility expansion and recruitment that it requires, to be profitable. The initial costs of investing in the resources necessary to expand our design and engineering capabilities, and in particular to support our design services offerings, have historically adversely affected our profitability, and may continue to do so as we continue to make investments in these capabilities.

Our components business is dependent on our ability to quickly launch world-class components products, and our investment in development, and start-up and integration costs necessary to achieve quick launches of world-class components products may adversely affect our margins and profitability.
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
      To create these world class components offerings, we must make substantial investments in the development of our components capabilities, in resources such as research and development, technology licensing, test and tooling equipment, facility expansions and personnel requirements. We may not be able to achieve or maintain market acceptance for any of our components offerings in any of our current or target markets. The success of our components business will also depend upon the level of market acceptance of our customers’ end products, which incorporate our components, and over which we have no control.
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

We may not meet regulatory quality standards applicable to our manufacturing and quality processes for medical devices, which could have an adverse effect on our business, financial condition or results of operations.
      As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. If any FDA inspection reveals that we are not in compliance with QSRs or other FDA regulations, the FDA may take action against us, including issuing a letter of inspectional observations on FDA Form 483, issuing a warning letter, imposing fines on us, requiring a recall of the products we manufactured for our customers, or shutting down our manufacturing facility. If any of these actions were to occur, it would harm our reputation and cause our business to suffer.

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

      Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. These tax incentives expire over various periods through 2020 and are subject to certain conditions with which we expect to comply. We have obtained tax holidays or other incentives where available, primarily in China, Hungary, India and Malaysia. In these four countries, we generated an aggregate of approximately $8.9 billion and $9.1 billion of our total revenues from continuing operations during fiscal years 2006 and 2005, respectively. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions or divestitures may cause our effective tax rate to increase.

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
      The distances between the Americas, Asia and Europe create a number of logistical and communication challenges for us. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the core management team, which is based in a number of different countries. Facilities in several different locations may be involved at different stages of the production of a single product, leading to additional logistical difficulties.
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
      Operations in foreign countries also present risks associated with currency exchange and convertibility, inflation and repatriation of earnings. In some countries, economic and monetary conditions and other factors could affect our ability to convert our cash distributions to U.S. Dollars or other freely convertible currencies, or to move funds from our accounts in these countries. Furthermore, the central bank of any of these countries may have the authority to suspend, restrict or otherwise impose conditions on foreign exchange transactions or to approve distributions to foreign investors.

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
      Currency exchange rates fluctuate on a daily basis as a result of a number of factors, including changes in a country’s political and economic policies. Volatility in the functional and non-functional currencies of our entities and the United States Dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. As part of our currency hedging strategy, we use financial instruments, primarily forward purchase contracts, to hedge United States Dollar and other currency commitments in order to reduce the short-term impact of foreign currency fluctuations on current assets and liabilities. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.
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
      We are incorporated in Singapore under the Companies Act, Chapter 50 of Singapore. Some of our officers reside outside the United States, and a substantial portion of our assets is located outside the United States. As a result, it may not be possible for investors to effect services of process upon us within the United States. Additionally, judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws may not be enforceable against us. Judgments of U.S. courts based on the civil liability provisions of the federal securities laws of the United States are not directly enforceable in Singapore courts, and Singapore courts may not enter judgments in original actions brought in Singapore courts based solely upon the civil liability provisions of the federal securities laws of the United States.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      Our facilities consist of a global network of industrial parks, regional manufacturing operations, design and engineering and product introduction centers, providing over 15.8 million square feet of manufacturing capacity as of March 31, 2006 (excluding facilities we have identified for closure, as described in Note 10, “Restructuring Charges” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). We own facilities with approximately 2.0 million square feet in the Americas, 6.5 million square feet in Asia and 2.2 million square feet in Europe. We lease facilities with approximately 1.8 million square feet in the Americas, 2.1 million square feet in Asia and 1.2 million square feet in Europe.
      Our facilities include large industrial parks, ranging in size from approximately 400,000 to 2.8 million square feet, in Brazil, China, Hungary, Malaysia, Mexico and Poland, and we have recently broken ground on a new industrial park in India. We also have regional manufacturing operations, ranging in size from under 100,000 to approximately 1.0 million square feet, in Austria, Brazil, Canada, China, Denmark, Finland, France, Germany, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Norway, Singapore, Sweden, Switzerland, Taiwan, Thailand and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world’s major electronics markets.
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
PRICE RANGE OF ORDINARY SHARES
      Our ordinary shares are quoted on the NASDAQ National Market under the symbol “FLEX.” The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2005 as reported on the NASDAQ National Market.

	High	Low

Fiscal Year Ended March 31, 2006
Fourth Quarter	$11.29	$9.98
Third Quarter	12.80	9.20
Second Quarter	14.25	12.27
First Quarter	13.71	10.45
Fiscal Year Ended March 31, 2005
Fourth Quarter	$14.31	$12.04
Third Quarter	14.85	11.67
Second Quarter	14.69	10.08
First Quarter	18.85	14.95
      As of May 19, 2006 there were 4,091 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ National Market was $11.14 per share.
DIVIDENDS
      Since inception, we have not declared or paid any cash dividends on our ordinary shares (exclusive of dividends paid by pooled entities prior to acquisition). The terms of our outstanding senior subordinated notes restrict our ability to pay cash dividends. For more information, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
      Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2006 Annual General Meeting of Shareholders. Such information is incorporated by reference.
RECENT SALES OF UNREGISTERED SECURITIES
      On February 27, 2006, we issued 278,455 ordinary shares in connection with the acquisition by merger of all of the outstanding shares of a privately-held company that provides advanced multimedia software products and services. The acquisition was completed on February 10, 2005. The shares were issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933.
INCOME TAXATION UNDER SINGAPORE LAW
      Dividends. Singapore does not impose a withholding tax on dividends.
      Capital Gains. Under current Singapore tax law there is no tax on capital gains, and, thus any profits from the disposal of shares are not taxable in Singapore unless the seller of the shares is carrying on a trade in shares in Singapore (in which case, the profits on the sale would be taxable as trade profits rather than capital gains).

      Stamp Duty. There is no stamp duty payable for holding shares, and no duty is payable on the acquisition of newly-issued shares. When existing shares are acquired in Singapore, a stamp duty is payable on the instrument of transfer of the shares at the rate of 2 Singapore dollars (“S$”) for every S$1,000 of the market value of the shares. The stamp duty is borne by the purchaser unless there is an agreement to the contrary. If the instrument of transfer is executed outside of Singapore, the stamp duty must be paid only if the instrument of transfer is received in Singapore.
      Estate Taxation. If an individual who is not domiciled in Singapore dies on or after January 1, 2002, no estate tax is payable in Singapore on any of our shares held by the individual. An individual shareholder who is a U.S. citizen or resident (for U.S. estate tax purposes) will have the value of the shares included in the individual’s gross estate for U.S. estate tax purposes. An individual shareholder generally will be entitled to a tax credit against the shareholder’s U.S. estate tax to the extent the individual shareholder actually pays Singapore estate tax on the value of the shares; however, such tax credit is generally limited to the percentage of the U.S. estate tax attributable to the inclusion of the value of the shares included in the shareholder’s gross estate for U.S. estate tax purposes, adjusted further by a pro rata apportionment of available exemptions. Individuals who are domiciled in Singapore should consult their own tax advisors regarding the Singapore estate tax consequences of their investment.
      Tax Treaties Regarding Withholding. Because Flextronics International Ltd. is a non-resident Singapore company, reciprocal tax treaties between the U.S. and Singapore, if any, would not apply to us.

ITEM 6.	SELECTED FINANCIAL DATA
      These historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

	Fiscal Year Ended March 31,

	2006	2005	2004	2003	2002

	(In thousands, except per share amounts)
CONSOLIDATED STATEMENT
OF OPERATIONS DATA:
Net sales	$15,287,976	$15,730,717	$14,479,262	$13,329,197	$13,034,670
Cost of sales	14,354,461	14,720,532	13,676,855	12,626,105	12,193,476
Restructuring charges(1)	185,631	78,381	474,068	266,244	461,060

Gross profit	747,884	931,804	328,339	436,848	380,134
Selling, general and administrative expenses	463,946	525,607	469,229	434,615	420,453
Intangible amortization	37,160	33,541	34,543	20,058	10,605
Restructuring charges(1)	30,110	16,978	54,785	30,711	65,591
Other (income) charges, net(2)	(17,200)	(13,491)	—	7,456	44,444
Interest and other expense, net	92,951	89,996	77,241	92,774	91,853
Gain on divestiture of operations	(23,819)	—	—	—	—
Loss on early extinguishment of debt	—	16,328	103,909	—	—

Income (loss) from continuing operations before income taxes	164,736	262,845	(411,368)	(148,766)	(252,812)
Provision for (benefit from) income taxes	54,218	(68,652)	(64,958)	(64,987)	(92,341)

Net income (loss) from continuing operations	110,518	331,497	(346,410)	(83,779)	(160,471)
Discontinued operations
Income (loss) from discontinued operations, net of tax	30,644	8,374	(5,968)	326	6,723

Net income (loss)	$141,162	$339,871	$(352,378)	$(83,453)	$(153,748)

Diluted earnings (loss) per share:
Continuing operations	$0.18	$0.57	$(0.66)	$(0.16)	$(0.33)

Discontinued operations	$0.05	$0.01	$(0.01)	$0.00	$0.01

Total	$0.24	$0.58	$(0.67)	$(0.16)	$(0.31)

	As of March 31,

	2006	2005	2004	2003	2002

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA(3):
Working capital	$938,632	$906,971	$884,816	$897,741	$1,394,883
Total assets	10,958,407	11,009,766	9,583,937	8,394,104	8,644,699
Total long-term debt and capital lease obligations, excluding current portion	1,489,366	1,709,570	1,624,261	1,049,853	863,293
Shareholders’ equity	5,354,647	5,224,048	4,367,213	4,542,020	4,455,496

(1)	We recognized restructuring charges of $215.7 million, $95.4 million, $540.3 million (including $11.5 million attributable to discontinued operations), $297.0 million, and $530.0 million (including $3.3 million attributable to discontinued operations) in fiscal years 2006, 2005, 2004, 2003, and 2002, respectively, associated with the consolidation and closure of several manufacturing facilities.

(2)	We recognized $20.6 million of net gains, and $29.3 million of gains from the liquidation of certain international entities in fiscal years 2006 and 2005, respectively. We also recognized $7.7 million and $7.6 million in executive separation costs in fiscal years 2006 and 2005, respectively.

We recognized charges of $8.2 million, $7.4 million and $44.4 million in fiscal years 2005, 2003 and 2002, respectively, for the other than temporary impairment of our investments in certain non-publicly traded companies. In fiscal year 2006, we recognized a net gain of $4.3 million related to our investments in certain non-publicly traded companies.

(3)	Includes continuing and discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-K with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and in Item 1A, “Risk Factors.” Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.
OVERVIEW
      We are a leading provider of advanced design and electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) of a broad range of products in the following market segments: computing; mobile communications; consumer digital; infrastructure; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical. We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; logistics; after-sales services; and multiple component product offerings.
      We are one of the world’s largest EMS providers, with revenues from continuing operations of $15.3 billion in fiscal year 2006. As of March 31, 2006, our total manufacturing capacity was approximately 15.8 million square feet in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (the Americas, Europe, and Asia) in order to serve the growing outsourcing needs of both multinational and regional OEMs. In fiscal year 2006, our net sales from continuing operations in the Americas, Europe, and Asia represented approximately 22%, 22% and 56% of our total net sales from continuing operations, respectively.
      We believe that the combination of our extensive design and engineering services, global presence, vertically-integrated end-to-end services, advanced supply chain management and operational track record provide us with a competitive advantage in the market for designing and manufacturing electronics products for leading multinational OEMs. Through these services and facilities, we simplify the global product development process and provide meaningful time and cost savings for our OEM customers.
      We have actively pursued acquisitions and purchases of manufacturing facilities, design and engineering resources and technologies in order to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. We have completed numerous strategic transactions with OEM customers over the past several years, including Nortel, Xerox, Kyocera, Casio and Ericsson. These strategic transactions have expanded our customer base, provided end-market diversification, and contributed to a significant portion of our revenue growth. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM and lease or acquire their manufacturing facilities while simultaneously entering into multi-year supply agreements for the production of their products. We will continue to selectively pursue strategic opportunities that we believe will further our business objectives and enhance shareholder value.
      On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets has occurred in stages. On November 1, 2004, we completed the closing of the optical design businesses in Canada and Northern Ireland. On February 8, 2005, August 22, 2005 and May 8, 2006, we also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Canada, Châteaudun, France, and Calgary, Canada, respectively. We anticipate that the aggregate cash purchase price for the assets acquired will be in the range of approximately $575 million to $625 million. As of March 31, 2006, we have made net payments of $366.2 million in the aggregate to Nortel. The total purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be $340 million to $390 million for inventory, $35 million for fixed assets, and the remaining amounts to intangible assets, including goodwill. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund the remaining purchase price for the assets.
      We are providing the majority of Nortel’s systems integration activities, final assembly, testing and repair operations, along with the management of the related supply chain and suppliers, under a four-year manufacturing agreement. Additionally, under a three-year design services agreement, we will provide Nortel with design services for end-to-end, carrier grade optical network products.
      We expect that we will be able to optimize our gross margin and operating margin on sales to Nortel over time through cost reductions and by further utilizing our internally sourced vertically-integrated supply chain solutions, which include the fabrication and assembly of printed circuit boards and enclosures, as well as logistics and repair services. Additionally, Nortel’s revenue contribution will allow opportunities to leverage our selling, general and administrative expenses. There can be no assurance that we will realize increased sourcing of our various services or increased operating efficiencies as anticipated.
      The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services has escalated, as an increasing number of OEMs outsourced some or all of their design and manufacturing requirements. Price pressure on our customers’ products in their end markets has led to increased demand for EMS production capacity in the lower cost regions of the world, such as China, Malaysia, Mexico, and Eastern Europe, where we have a significant presence. We have responded by making strategic decisions to realign our global capacity and infrastructure with the demand of our customers to optimize the operating efficiencies that can be provided by our global presence. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and in most instances, lower costs, thereby enhancing our ability to provide cost-effective manufacturing service in order for us to retain and expand our existing relationships with customers and attract new business. As a result, we have recognized $215.7 million, $95.4 million and $540.3 million (including $11.5 million attributable to discontinued operations) of restructuring charges in fiscal years 2006, 2005 and 2004, respectively, in connection with the realignment of our global capacity and infrastructure.
      Our operating results are affected by a number of factors, including the following:

•	our customers may not be successful in marketing their products, their products may not gain widespread commercial acceptance, and our customers’ products have short product life cycles;

•	our customers may cancel or delay orders or change production quantities;

•	our operating results vary significantly from period to period due to the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	our increased design services and components offerings may reduce our profitability as we are required to make substantial investments in the resources necessary to design and develop these products without guarantee of cost recovery and margin generation;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers;

•	integration of acquired businesses and facilities; and

•	managing growth and changes in our operations.
      We also are subject to other risks as outlined in Item 1A, “Risk Factors.”
      As part of our continuous evaluation of the strategic and financial contributions of each of our operations, we are focusing our efforts and resources on the reacceleration of revenue growth in our core EMS business, which includes design, vertically integrated manufacturing services, components and logistics. We continue to assess opportunities to maximize shareholder value with respect to our non-core activities through divestitures, equity carve-outs, spin-offs and other strategic transactions.
      Consistent with this strategy, during the September 2005 quarter, we merged our Network Services division with Telavie AS, a company wholly-owned by Altor Equity Partners, a private equity firm focusing on investments in the Nordic region. We received an upfront cash payment and retained a 35% ownership in the merged company, Relacom Holding AB (“Relacom”). In addition, we are entitled to future contingent consideration and deferred purchase price payments and are committed to certain future investments in Relacom. Additionally, during the September 2005 quarter, we sold our Semiconductor division to AMIS Holdings, Inc. (AMIS), the parent company of AMI Semiconductor, Inc. As a result of these divestitures, we received aggregate cash payments of approximately $518.5 million and notes receivable valued at $38.3 million. The aggregate net assets sold in the divestitures were approximately $573.0 million. We recognized an aggregate pretax gain of $67.6 million during fiscal year 2006, of which $43.8 million was attributable to discontinued operations.
      On April 16, 2006, we entered into a definitive agreement to sell our Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. Upon closing the divestiture of our software business to KKR, we expect to receive in excess of $600 million in cash and a $250 million face value note receivable with a 10.5% paid-in-kind interest coupon which matures in eight years and retain a 15% equity interest in the new company.
      The Software Development and Solutions business and the Semiconductor division are being treated as discontinued operations in our consolidated financial statements, however, the divestiture of our Network Services division does not meet the criteria for discontinued operations treatment under accounting principals generally accepted in the United States of America (“U.S. GAAP” or “GAAP”), and as such, its historical results remain included in our continuing operations financial results.
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

Restructuring Charges
      We recognized restructuring charges in each of the last three fiscal years related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recorded restructuring charges for employee termination costs, long-lived asset impairment and other restructuring-related costs.
      The recognition of these restructuring charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.
      Refer to Note 10, “Restructuring Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

Revenue Recognition
      We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based on our analysis of historical returns, current economic trends and changes in customer demand. These provisions were not material to our consolidated financial statements for the 2006, 2005 and 2004 fiscal years.
      We provide a comprehensive suite of services for our customers that range from contract design services to original product design to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services were less than 10% of our total sales from continuing operations in the 2006, 2005 and 2004 fiscal years.

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
      We evaluate goodwill and other intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. If, at the time of our annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered to be impaired. Further, to the extent the carrying value of the Company as a whole is greater than its market capitalization, all, or a significant portion of our goodwill may be considered impaired. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our impairment evaluations. However, we have recorded impairment charges in connection with our restructuring activities.

Allowance for Doubtful Accounts
      We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcome of those credit evaluations. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts.

Inventory Valuation
      Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand, and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in the liquidity or financial position of our customers and/or changes in economic conditions may require additional provisions for inventories due to our customers’ inability to fulfill their contractual obligations with regard to inventory procured to fulfill customer demand.

Deferred Income Taxes
      Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities which will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against deferred tax assets previously recognized, resulting in additional or lesser income tax expense.

RESULTS OF OPERATIONS
      The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in this document. The data below, and discussion that follows, represents our results from continuing operations. Prior year percentages have been recalculated to conform to the current year presentation of discontinued operations. Information related to the results of discontinued operations is provided separately following the continuing operations discussion.

	Fiscal Year Ended
	March 31,

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	93.9	93.6	94.4
Restructuring charges	1.2	0.5	3.3

Gross profit	4.9	5.9	2.3
Selling, general and administrative expenses	3.0	3.3	3.3
Intangible amortization	0.3	0.2	0.2
Restructuring charges	0.2	0.1	0.4
Other income, net	(0.1)	(0.1)	—
Interest and other expense, net	0.6	0.6	0.5
Gain on divestiture of operations	(0.2)	—	—
Loss on early extinguishment of debt	—	0.1	0.7

Income (loss) from continuing operations before income taxes	1.1	1.7	(2.8)
Provision for (benefit from) income taxes	0.4	(0.4)	(0.4)

Income (loss) from continuing operations	0.7	2.1	(2.4)
Discontinued operations
Income (loss) from discontinued operations, net of tax	0.2	0.1	—

Net income (loss)	0.9%	2.2%	(2.4)%

Net sales — Continuing Operations
      Net sales in fiscal year 2006 totaled $15.3 billion, representing a decrease of $442.7 million, or 2.8%, from $15.7 billion in fiscal year 2005. Net sales for fiscal year 2006 declined by $2.1 billion in Europe, offset by increases of $905.8 million and $777.0 million in Asia and the Americas, respectively. Overall, the decrease in net sales was mainly attributable to (i) a decrease of $815.3 million to customers in the handheld device industry, of which $1.1 billion is primarily attributable to two customers divesting their handset businesses to Asian suppliers, offset by new program wins from various customers, (ii) a decrease of $102.6 million to providers of IT infrastructure products, and (iii) a decrease of $96.6 million to customers in the industrial, medical and automotive industries. The decrease in net sales was offset by an increase of $601.3 million to providers of communications infrastructure products, which is primarily the result of our Nortel transaction and is net of a $490.5 million decrease in net sales resulting from the divestiture of our Network Services business in the September 2005 fiscal quarter.
      Net sales in fiscal year 2005 totaled $15.7 billion, representing an increase of $1.3 billion, or 8.6%, from $14.5 billion in fiscal year 2004. Net sales for fiscal year 2005 increased by $1.1 billion and $553.4 million in Asia and the Americas, respectively, and decreased by $434.2 million in Europe. The increase in net sales was primarily attributable to (i) an increase of $488.6 million in net sales to providers of communication infrastructure products, (ii) our continued expansion of business with new and existing customers in the industrial, medical and automotive industries, which resulted in an increase of $471.4 million in net sales,

(iii) an increase of $171.1 million in net sales to customers in the handheld devices industry and (iv) an increase of $95.0 million in net sales to customers in the computer and office automation industries.
      Our ten largest customers in fiscal years 2006 and 2005 accounted for approximately 63% and 62% of net sales, respectively. Our largest customers were Sony-Ericsson and Hewlett Packard, with each accounting for greater than 10% of our net sales in fiscal years 2006 and 2005.

Gross profit — Continuing Operations
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
      Our gross profit in fiscal year 2006 decreased $183.9 million to $747.9 million, or 4.9% of net sales, from $931.8 million, or 5.9% of net sales, in fiscal year 2005. The 100 basis point decrease in gross margin was mainly attributable to a 70 basis point increase in restructuring charges. The remaining decrease in gross margin was primarily attributable to the divestiture of our higher margin Network Services division during fiscal year 2006, coupled with significant investments made in the development of our component and ODM capabilities, facility expansions and personnel requirements, and the startup and integration costs incurred associated with our new programs in fiscal year 2006. Restructuring charges relate to the consolidation and closure of various facilities and are described in more detail below in the section entitled, “Restructuring charges.”
      Gross profit in fiscal year 2005 increased $603.5 million to $931.8 million, or 5.9% of net sales, from $328.3 million, or 2.3% of net sales, in fiscal year 2004. The 360 basis point increase in gross margin was mainly attributable to a 280 basis point decrease in restructuring charges, combined with a reduction in cost of sales resulting primarily from the increased level of business associated with the higher margin areas of our business, such as design and engineering, network services, software services and printed circuit board fabrication, along with better absorption of fixed costs driven by our restructuring efforts and the significant increase in net sales. The restructuring charges related to the consolidation and closure of various facilities is described in more detail below in the section entitled, “Restructuring charges.”

Restructuring charges
      In recent years, we initiated a series of restructuring activities, which were intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency. These activities included:

•	reducing excess workforce and capacity;

•	consolidating and relocating certain manufacturing facilities to lower-cost regions; and

•	consolidating and relocating certain administrative facilities.
      These restructuring costs are comprised of employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, and are better utilizing our overall existing manufacturing capacity. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business. Although we believe we are realizing our anticipated benefits from these efforts, we continue to monitor our operational efficiency and capacity requirements and may utilize similar measures in the future to realign our operations relative to future customer demand, which may materially affect our results of operations in the future. We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses as a result of our restructurings will be offset in part by reduced revenues at the affected facilities.
      During fiscal year 2006, we recognized restructuring charges of approximately $215.7 million. Restructuring charges recorded by reportable geographic region amounted to $48.0 million, $3.2 million and $164.5 million for the Americas, Asia and Europe, respectively. The involuntary employee terminations identified by reportable geographic region amounted to approximately 1,400, 100 and 5,800 for the Americas, Asia and Europe, respectively. Approximately $185.6 million of the restructuring charges was classified as a component of cost of sales.
      During fiscal year 2005, we recognized restructuring charges of approximately $95.4 million. Restructuring charges recorded by reportable geographic region amounted to $9.7 million, $2.4 million and $83.3 million for the Americas, Asia and Europe, respectively. The involuntary employee terminations identified by reportable geographic region amounted to approximately 300, 200, and 2,500 for the Americas, Asia and Europe, respectively. Approximately $78.4 million of the restructuring charges was classified as a component of cost of sales.
      During fiscal year 2004, we recognized restructuring charges of approximately $540.3 million (including $11.5 million attributable to discontinued operations). Restructuring charges recorded by reportable geographic region amounted to $200.8 million (including $11.5 million attributable to discontinued operations), $111.3 million and $228.2 million for the Americas, Asia and Europe, respectively. The involuntary employee terminations identified by reportable geographic region amounted to approximately 2,100 and 3,100 for the Americas and Europe, respectively. Approximately $474.1 million of the restructuring charges was classified as a component of cost of sales.
      Refer to Note 10, “Restructuring Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

Selling, general and administrative expenses — Continuing Operations
      Our selling, general and administrative expenses, or SG&A, amounted to $463.9 million, or 3.0% of net sales, in fiscal year 2006, compared to $525.6 million, or 3.3% of net sales, in fiscal year 2005. The decrease in SG&A and the improvement in SG&A as a percentage of net sales during fiscal year 2006 were primarily attributable to the divestiture of the Network Services division in the September 2005 fiscal quarter.
      Our SG&A in fiscal year 2005 amounted to $525.6 million, or 3.3% of net sales, compared to $469.2 million, or 3.3% of net sales, in fiscal year 2004. The increase in SG&A was primarily attributable to the continuing expansion of our higher margin businesses such as design and engineering services, network services and printed circuit board fabrication, which have higher SG&A expenses than our systems assembly and manufacturing operations, which account for the majority of our net sales, combined with increases in corporate and administrative expenses (primarily consisting of sales and supply-chain management expenses), necessary to support the continued growth of our business.

Intangibles amortization — Continuing Operations
      Amortization of intangible assets in fiscal year 2006 increased to $37.2 million from $33.5 million in fiscal year 2005. The increase is due to the amortization expense associated with intangible assets acquired through various business acquisitions during the fourth quarter of fiscal year 2005 and in fiscal year 2006.
      Amortization of intangible assets in fiscal years 2005 and 2004 remained relatively consistent at $33.5 million and $34.5 million, respectively.

Other income, net — Continuing Operations
      During fiscal year 2006, we realized a net foreign exchange gain of $20.6 million from the liquidation of certain international entities and a net gain of $4.3 million related to our investments in certain non-publicly traded companies, offset by approximately $7.7 million of compensation charges related to the retirement of Michael E. Marks from his position as Chief Executive Officer.
      During fiscal year 2005, we realized a foreign exchange gain of $29.3 million from the liquidation of certain international entities, offset by a loss of $8.2 million for other than temporary impairment of our investments in certain non-publicly traded technology companies and $7.6 million of compensation charges related to the resignation of Robert R.B. Dykes from his position as Chief Financial Officer.

Interest and other expense, net — Continuing Operations
      Interest and other expense, net in fiscal years 2006 and 2005 remained relatively consistent at $93.0 million and $90.0 million, respectively.
      Interest and other expense, net was $90.0 million in fiscal year 2005 compared to $77.2 million in fiscal year 2004, an increase of $12.8 million. The increase was primarily driven by the issuance of $500.0 million of 6.25% senior subordinated notes in November 2004, overall higher debt balances and higher foreign exchange losses during fiscal year 2005.

Loss on early extinguishment of debt — Continuing Operations
      During fiscal year 2005, we paid approximately $190.1 million to redeem € 144.2 million of 9.75% Euro senior subordinated notes due 2010 and recorded a loss of $16.3 million from the early extinguishment of debt.
      We recognized a loss on the early extinguishment of debt of $103.9 million during fiscal year 2004. During fiscal year 2004, we used a portion of the net proceeds from our issuance of $400.0 million of 6.5% senior subordinated notes due May 2013 to redeem $150.0 million of our 8.75% senior subordinated notes due October 2007. During fiscal year 2004, we used a portion of the net proceeds from the issuance of our $500.0 million aggregate principal amount of 1% convertible subordinated notes due August 2010 to repurchase $492.3 million of our 9.875% senior subordinated notes due July 2010.

Provision for (Benefit from) income taxes — Continuing Operations
      Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. See Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”
      Our consolidated effective tax rate was 32.9% in fiscal year 2006 and a benefit of 26.1% and 15.8% fiscal years 2005 and 2004, respectively. The tax expense in fiscal year 2006 includes $68.6 million of tax expense associated with the divestiture of our Network Services division. The tax expense in fiscal year 2006 was partially offset by a $17.8 million tax benefit resulting from a reduction in our previously recorded valuation allowances. The tax benefit for fiscal year 2005 is primarily due to the establishment of a $25.0 million deferred tax asset resulting from a tax law change in Hungary that replaced a tax holiday incentive with a tax credit incentive, and a $59.2 million tax benefit resulting from changes in valuation allowances.
      The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Hungary and Malaysia.
      In evaluating the realizability of deferred tax assets, we consider our recent history of operating income and losses by jurisdiction, exclusive of items that we believe are non-recurring in nature such as restructuring charges and losses associated with early extinguishment of debt. We also consider the future projected operating income in the relevant jurisdiction and the effect of any tax planning strategies. Based on this analysis, we believe that the current valuation allowance is adequate.
LIQUIDITY AND CAPITAL RESOURCES — CONTINUING AND DISCONTINUED OPERATIONS
      At March 31, 2006, we had cash and cash equivalents of $942.9 million, other certificates of deposit of $55.7 million, and bank and other borrowings of $1.6 billion. We also have a $1.35 billion revolving credit facility, under which we had no borrowings outstanding as of March 31, 2006. The credit facility is subject to compliance with certain financial covenants and expires in May 2010. As of March 31, 2006, we were in compliance with the covenants under our indentures and credit facility. Working capital as of March 31, 2006 and March 31, 2005, was approximately $938.6 million and $907.0 million, respectively.
      Cash provided by operating activities was $549.4 million, $724.3 million and $187.7 million in fiscal years 2006, 2005 and 2004, respectively. During fiscal year 2006, the following items added to cash from operating activities:

•	Net income of $141.2 million;

•	Depreciation, amortization and non-cash impairment charges of $390.8 million;

•	Increases in accounts payable and other accrued liabilities of $278.8 million; and

•	Decrease in accounts receivable of $172.6 million.
      During fiscal year 2006, the following items reduced cash from operating activities:

•	Gain from divestitures of $67.6 million;

•	Increase in inventories of $221.0 million; and

•	Increases in other current and non-current assets of $171.5 million.
      The increases in accounts payable and other accrued liabilities, and the increase in inventory were due primarily to changes in our product mix as we increased our activity in certain communication infrastructure businesses which carried a lower inventory turnover product profile, as well as increased overall business activity.
      During fiscal year 2005, the following items added to cash from operating activities:

•	Net income of $339.9 million;

•	Depreciation, amortization and non-cash impairment charges of $373.7 million;

•	Decrease in accounts receivable of $110.9 million;

•	Decrease in other assets of $61.3 million; and

•	Increases in accounts payable and other current liabilities of $19.6 million.
      During fiscal year 2005, the following items reduced cash from operating activities:

•	Increase in inventories of $105.1 million.
      The decrease in accounts receivable is due in part to a slight decline of year over year revenues for the March quarter. The increase in inventory is due primarily from inventory procurement patterns to support the acceleration of revenue demand in the June fiscal 2006 quarter, coupled with mix changes for increased communication infrastructure and automotive, industrial and other revenue, and lower high inventory turnover related to handset revenue.
      During fiscal year 2004, cash provided by operating activities reflected a net loss of $352.4 million, which includes depreciation, amortization and non-cash impairment charges of $662.8 million. Cash provided by operating assets and liabilities was insignificant.

      Cash used in investing activities was $428.9 million, $738.3 million and $403.8 million in fiscal years 2006, 2005 and 2004, respectively. Cash used in investing activities during fiscal year 2006 primarily related to the following:

•	net capital expenditures of $251.2 million for the purchase of equipment and for the continued expansion of various low cost, high volume manufacturing facilities, as well as continued investment in our printed circuit board operations, components business, and in our industrial parks;

•	payments for the acquisition of businesses amounted to $649.2 million, including $269.7 million associated with our Nortel transaction, $154.3 million for additional shares in Hughes Software Systems, and $225.2 million for various other acquisitions of businesses and contingent purchase price adjustments relating to certain historic acquisitions;
   offset by

•	$518.5 million in proceeds from the divestitures of our Semiconductor business and Network Services division.
      Cash used in investing activities in fiscal year 2005 primarily related to the following:

•	net capital expenditures of $289.7 million for the purchase of equipment and for the continued expansion of various manufacturing facilities in certain low cost, high volume centers, primarily in Asia;

•	our payments, net of cash acquired, for Hughes Software Systems (approximately $250.2 million), certain Nortel operations (approximately $96.5 million) and $122.3 million for various other acquisitions of businesses:
   offset by

•	$34.9 million of proceeds from our participation in our trade receivables securitization program.
      Cash used in investing activities in fiscal year 2004 primarily related to the following:

•	net capital expenditures of $181.5 million to purchase manufacturing equipment for continued expansion of manufacturing facilities;

•	payments of $120.0 million for the acquisition of businesses; and

•	other investments and notes receivable of $102.3 million.
      Cash used in financing activities amounted to $44.3 million in fiscal year 2006, as compared to cash provided by financing activities of $316.3 million and $394.8 million in fiscal years 2005 and 2004, respectively. Cash used in financing activities in fiscal year 2006 primarily related to:

•	net repayment of bank borrowings and repurchases of our senior notes amounting to $82.8 million;
   offset by

•	proceeds of $50.0 million from the sale of ordinary shares under our employee stock plans.
      Cash provided by financing activities in fiscal year 2005 primarily related to:

•	net proceeds of $299.5 million from the public offering of approximately 24.3 million ordinary shares;

•	net proceeds of $493.0 million from the issuance of $500.0 million of 6.25% senior subordinated notes due November 2014;

•	proceeds of $36.6 million from the sale of ordinary shares under our employee stock plans;
   offset by

•	the repurchase of $190.1 million of our 9.75% Euro senior subordinated notes due 2010; and

•	net repayments of borrowings under our revolving credit facility and other bank borrowings of $298.8 million.
      Cash provided by financing activities during fiscal year 2004 primarily related to the following:

•	net proceeds of $393.7 million from the issuance of 6.5% senior subordinated notes due May 2013;

•	net proceeds of $484.7 million from the issuance of 1% convertible subordinated notes due August 2010;

•	proceeds of $220.0 million from borrowings under our revolving credit facility;

•	proceeds of $61.1 million from the sale of ordinary shares under our employee stock plans;
   offset by

•	the $156.6 million redemption of 8.75% senior subordinated notes due October 2007; and

•	the repurchase of $492.3 million of 9.875% senior subordinated notes due July 2010.
      Working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. It is possible that future acquisitions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for the new facilities and equipment, the extent of cash charges associated with any future restructuring activities and levels of shipments and changes in volumes of customer orders.
      On April 16, 2006, we announced that the Board of Directors authorized the repurchase of up to $250.0 million of our outstanding ordinary shares. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or terminated at any time.
      Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Our cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout our global organization.
      We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facility will be sufficient to fund our operations and anticipated transactions through at least the next twelve months. Historically, we have funded our operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt, sales of accounts receivable and capital equipment lease financings. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. The sale of equity or convertible debt securities could result in dilution to our current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of our ordinary shares, and the terms of this debt could impose restrictions on our operations. We are continuing to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase our ordinary shares.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
      We have a revolving credit facility in the amount of $1.35 billion, under which there were no borrowings outstanding as of March 31, 2006. The credit facility consists of two separate credit agreements, one providing for up to $1.105 billion principal amount of revolving credit loans to the Company and its designated subsidiaries; and one providing for up to $245.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. The credit facility is a five-year facility expiring in May 2010. Borrowings under the credit facility bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or 0.50% plus the federal funds rate) plus the applicable margin for base rate loans ranging between 0.0% and 0.125%, based on the Company’s credit ratings; or (ii) the LIBOR rate plus the applicable margin for LIBOR loans ranging between 0.625% and 1.125%, based on the Company’s credit ratings. The Company is required to pay a quarterly commitment fee ranging from 0.125% to 0.250% per annum of the unutilized portion of the credit facility and, if the utilized portion of the facility exceeds 33% of the total commitment, a quarterly utilization fee ranging between 0.125% to 0.250% on such utilized portion, in each case based on the Company’s credit ratings. The Company is also required to pay letter of credit usage fees ranging between 0.625% and 1.125% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and issuance fees of 0.125% per annum on the daily average undrawn amount of letter of credit.
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
      As of March 31, 2006, our outstanding debt obligations included: (i) borrowings outstanding related to our senior subordinated notes, (ii) borrowings outstanding related to our convertible junior subordinated notes, (iii) amounts drawn by subsidiaries on various lines of credit, (iv) equipment financed under capital leases and (v) other term obligations. Additionally, we have leased certain of our facilities under operating lease commitments. Future payments due under our debt, related interest and lease obligations are as follows:

		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

	(In thousands)
Contractual Obligations:
Long-term debt obligations	$1,592,920	$105,732	$195,000	$507,659	$784,529
Interest on long term debt obligations	443,146	59,295	116,698	113,278	153,875
Total minimum payments under capital lease obligations	2,618	483	696	584	855
Operating leases, net of subleases	323,894	39,410	56,891	36,624	190,969

Total contractual obligations	$2,362,578	$204,920	$369,285	$658,145	$1,130,228

      On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets has occurred in stages, and in May 2006, we completed the transfer of Nortel’s Calgary operations in the final stage of this transaction. We anticipate that the aggregate cash purchase price for the remaining asset transfer and other residual obligations resulting from the asset purchase agreement to be in the range of approximately $210.0 to $260.0 million.
      We also have other purchase obligations that arise in the normal course of business, primarily consisting of binding purchase orders for inventory related items. Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations, including the remaining purchase price for the Nortel assets yet to be acquired.
      We continuously sell a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. We continue to service, administer and collect the receivables on behalf of the special purpose entity. We pay annual facility and commitment fees of up to 0.24% for unused amounts and program fees of up to 0.34% of outstanding amounts. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable. Our share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. In September 2005, we amended the securitization agreement to increase the size of the program to $700.0 million and to extend the expiration date to September 2006. The unaffiliated financial institution’s maximum investment limit was increased to $500.0 million. The amended securitization agreement also includes two Obligor Specific Tranches (OST) which total $200.0 million. The OSTs are part of the main facility and were incorporated in order to minimize the impact of excess concentrations of two major customers.
      As of March 31, 2006 and 2005, approximately $228.0 million and $249.9 million of our accounts receivable, respectively, had been sold to the third party qualified special purpose entity described above which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. We received net cash proceeds of approximately $156.6 million and $134.7 million from the unaffiliated financial institutions for the sale of these receivables during fiscal years 2006 and 2005, respectively. We have a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and our own investment participation, the total of which was approximately $71.4 million and $123.1 million as of March 31, 2006 and 2005, respectively.
      We also sell our accounts receivable to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $218.5 million and $202.1 million as of March 31, 2006 and 2005, respectively. The accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.
RELATED PARTY TRANSACTIONS
      Since June 2003, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to June 30, 2003, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of us. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of March 31, 2006 and 2005 was approximately $1.8 million.
      Additionally, we have a loan outstanding from an executive officer of $3.0 million and $2.9 million, including accrued interest, as of March 31, 2006 and 2005, respectively. This loan was initially provided to the executive officer prior to June 2003, and was last amended on December 13, 2005, prior to the time the individual became an executive officer. The loan is evidenced by a promissory note in our favor and we have the option to secure the loan with a deed of trust on property of the officer. The note bears interest at 1.49%. There were no other loans outstanding from our executive officers as of March 31, 2006.
      On April 16, 2006, we entered into a definitive agreement to sell our Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. Upon closing of the transaction, we expect to receive in excess of $600 million in cash, receive a $250 million face value note receivable with a 10.5% paid-in-kind interest coupon which matures in eight years and retain a 15% equity interest in the new company. Mr. Michael E. Marks, the Chairman of our Board of Directors, is a member of KKR. The terms of the transaction were based on arms-length negotiations between us and KKR, and were approved by an independent committee of our Board of Directors as well as by the Audit Committee of our Board of Directors. The Independent Committee of our Board of Directors received fairness opinions from certain independent third-party financial institutions.
DISCONTINUED OPERATIONS
      In a strategic effort to focus on our core EMS business, which includes design, vertically-integrated manufacturing services, components and logistics, we completed the sale of our Semiconductor business in September 2005 and entered into a definitive agreement to sell our Software Development and Solutions business in April 2006. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations and financial position of these businesses in discontinued operations within the statements of operations and the balance sheets for all periods presented.
      The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands)
Net sales	$278,018	$177,506	$51,154
Cost of sales	172,747	107,328	27,721
Restructuring charges	—	—	3,237

Gross profit	105,271	70,178	20,196
Selling, general and administrative expenses	61,178	42,926	18,058
Intangible amortization	16,640	8,979	2,172
Restructuring charges	—	—	8,258
Interest and other expense, net	5,023	4,209	459
Gain on divestiture of operations	(43,750)	—	—

Income (loss) before income taxes	66,180	14,064	(8,751)
Provision for (benefit from) income taxes	35,536	5,690	(2,783)

Net income (loss) on discontinued operations	$30,644	$8,374	$(5,968)

Fiscal Year 2006
      Net sales, gross profit, SG&A and intangible amortization increased in fiscal year 2006 as compared with 2005 primarily due to a significant number of acquisitions during fiscal 2005, the series of which formed our Software Development and Solutions business. Accordingly, fiscal year 2006 included a full year of operations for our Software Development and Solutions business while fiscal year 2005 included only partial year results. This increase was partially offset by the fact that fiscal year 2006 includes only partial year results for our Semiconductor business, which was sold in September 2005. During fiscal year 2006, we recorded a pretax gain of $43.8 million from the sale of this business, which resulted in a tax expense of $30.3 million associated with the gain on sale, and differences between the recorded book and tax basis.

Fiscal Year 2005
      Net sales, gross profit and SG&A increased in fiscal year 2005 from fiscal year 2004 primarily due to the operating impact of our Software Development and Solutions business acquisitions made throughout fiscal year 2005. Fiscal year 2004 also includes $11.5 million of restructuring charges attributable to our Semiconductor business.
NEW ACCOUNTING PRONOUNCEMENTS
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance of ARB. No 43, Chapter 4 “Inventory Pricing” and requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal year 2007. We do not expect the adoption of SFAS 151 will have a material impact on our consolidated results of operations, financial condition and cash flows.

      On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated results of operations, financial condition and cash flows.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal year 2007. We do not expect the adoption of SFAS 154 will have a material impact on our consolidated results of operations, financial condition and cash flows.
      In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by us in the first quarter of fiscal year 2008. We do not expect the adoption of SFAS 156 will have a material impact on our consolidated results of operations, financial condition and cash flows.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations, financial condition and cash flows.
      In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) which (i) revises SFAS 123 to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under APB 25 and related interpretations, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. We are required to adopt this statement beginning April 1, 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. We have elected to apply the provisions of this statement prospectively, and will continue using the Black-Scholes option valuation model to estimate the fair value of our stock-based awards, and will also continue recognizing the related expense under the straight-line attribution method. As a result of our adoption of SFAS 123(R) beginning April 1, 2006, we expect to recognize approximately $32 million of total stock-based compensation expense during our 2007 fiscal year for all stock-based awards granted to employees. The actual expense we will recognize will be dependent on numerous factors including, but not limited to, estimated stock-based awards granted subsequent to April 1, 2006, the selection of assumptions used to fair value these awards, policy decisions regarding the accounting for the tax effects of share-based awards, and assumed award forfeiture rates.
      In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS 123(R). In accordance with this standard a grant date of an award exists if (a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS 123(R), and do not anticipate that the implementation of this statement will have a significant impact on our results of operations.
      In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). We are currently evaluating this transition method.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
      A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to the greater of 20% of the total investment portfolio or $10.0 million in any single institution. We protect our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2006, the outstanding amount in the investment portfolio was $64.8 million, comprised mainly of money market funds with an average return of 3.49% for dollar investments and 2.46% for Euro investments. A hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
      In November 2004, we issued $500.0 million of 6.25% senior subordinated notes due in November 2014. Interest is payable semiannually on May 15 and November 15. We also entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to a variable rate. The swaps, having notional amounts totaling $400.0 million and which expire in 2014, are accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under the terms of the swaps, we pay an interest rate equal to the six-month LIBOR (estimated at 5.16% as of March 31, 2006), set in arrears, plus a fixed spread of 1.37% to 1.52% and receive a fixed rate of 6.25%. As of March 31, 2006, $16.9 million has been recorded in other current liabilities to record the fair value of the interest rate swaps, with a corresponding decrease in the carrying value of the 6.25% senior subordinated notes on the consolidated balance sheet.
      We had a portfolio of fixed and variable rate debt of approximately $1.6 billion as of March 31, 2006, of which approximately 69% related to fixed rate debt obligations. Our fixed rate debt consists primarily of $407.3 million of senior subordinated notes with a weighted average interest rate of 6.56%, $195.0 million of zero coupon, zero yield, convertible junior subordinated notes, $500.0 million of 1% coupon convertible subordinated notes, and $3.2 million of other fixed rate obligations. As of March 31, 2006, the approximate fair values of our 6.5% notes, 6.25% notes, and 1% convertible notes based on broker trading prices were

99.375%, 98.375% and 91.25% of their face values on March 31, 2006, respectively. Our variable rate debt includes our 6.25% senior subordinated notes due November 2014, which have been swapped to variable debt as discussed above, plus demand notes and certain variable lines of credit. These credit lines are located throughout the world and are based on a spread over that country’s inter-bank offering rate. Our variable rate debt instruments create exposures for us related to interest rate risk. As of March 31, 2006, the balance outstanding on our variable rate debt obligations was approximately $487.7 million. A hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
FOREIGN CURRENCY EXCHANGE RISK
      We transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. To the extent possible, we manage our foreign currency exposure by evaluating and using non-financial techniques, such as currency of invoice, leading and lagging payments and receivables management. In addition, we borrow in various foreign currencies and enter into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable and accounts payable, and cash flows denominated in non-functional currencies.
      We try to maintain a fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward contracts is minimized since all contracts are with large financial institutions. The gains and losses on forward contracts generally offset the gains and losses on the assets, liabilities and transactions hedged. The fair value of currency forward contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2006 amounted to $1.5 billion and the recorded fair value was not material. The majority of these foreign exchange contracts expire in less than three months and almost all expire within one year. They will settle in British pound, Canadian dollar, Chinese renminbi, Czech kronor, Danish kronor, Euro, Hong Kong dollar, Hungarian forint, Israel shekel, Japanese yen, Malaysian ringgit, Mexican peso, Norwegian kronor, Polish zloty, Singapore dollar, Swedish krona, Swiss franc, and U.S. dollar.
      Based on our overall currency rate exposures as of March 31, 2006, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore
      We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and Subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the consolidated financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 30, 2006

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,

	2006	2005

	(In thousands except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$942,859	$869,258
Accounts receivable, net of allowance for doubtful accounts of $17,749 and $26,641 as of March 31, 2006 and 2005, respectively	1,496,520	1,787,006
Inventories	1,738,310	1,513,715
Deferred income taxes	9,643	11,614
Current assets of discontinued operations	89,509	79,053
Other current assets	620,095	526,519

Total current assets	4,896,936	4,787,165
Property and equipment, net	1,586,486	1,669,876
Deferred income taxes	646,431	687,146
Goodwill	2,676,727	2,965,867
Other intangible assets, net	115,064	81,644
Long-term assets of discontinued operations	574,384	494,019
Other assets	462,379	324,049

Total assets	$10,958,407	$11,009,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$106,099	$26,140
Accounts payable	2,758,019	2,505,719
Accrued payroll	184,483	269,532
Current liabilities of discontinued operations	57,213	66,669
Other current liabilities	852,490	1,012,134

Total current liabilities	3,958,304	3,880,194
Long-term debt and capital lease obligations, net of current portion	1,488,975	1,709,011
Long-term liabilities of discontinued operations	30,578	53,189
Other liabilities	125,903	143,324
Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary shares, no par value; 578,141,566 and 568,329,662 shares issued and outstanding as of March 31, 2006 and 2005, respectively	5,572,574	5,489,764
Accumulated deficit	(241,438)	(382,600)
Accumulated other comprehensive income	27,565	123,683
Deferred compensation	(4,054)	(6,799)

Total shareholders’ equity	5,354,647	5,224,048

Total liabilities and shareholders’ equity	$10,958,407	$11,009,766

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands, except per share amounts)
Net sales	$15,287,976	$15,730,717	$14,479,262
Cost of sales	14,354,461	14,720,532	13,676,855
Restructuring charges	185,631	78,381	474,068

Gross profit	747,884	931,804	328,339
Selling, general and administrative expenses	463,946	525,607	469,229
Intangible amortization	37,160	33,541	34,543
Restructuring charges	30,110	16,978	54,785
Other income, net	(17,200)	(13,491)	—
Interest and other expense, net	92,951	89,996	77,241
Gain on divestiture of operations	(23,819)	—	—
Loss on early extinguishment of debt	—	16,328	103,909

Income (loss) from continuing operations before income taxes	164,736	262,845	(411,368)
Provision for (benefit from) income taxes	54,218	(68,652)	(64,958)

Income (loss) from continuing operations	$110,518	$331,497	$(346,410)
Discontinued operations
Income (loss) from discontinued operations, net of tax	30,644	8,374	(5,968)

Net income (loss)	$141,162	$339,871	$(352,378)

Earnings (loss) per share:
Income (loss) from continuing operations:
Basic	$0.19	$0.60	$(0.66)

Diluted	$0.18	$0.57	$(0.66)

Income (loss) from discontinued operations:
Basic	$0.05	$0.02	$(0.01)

Diluted	$0.05	$0.01	$(0.01)

Net income(loss):
Basic	$0.25	$0.61	$(0.67)

Diluted	$0.24	$0.58	$(0.67)

Weighted average shares used in computing per share amounts:
Basic	573,520	552,920	525,318

Diluted	600,604	585,499	525,318

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands)
Net income (loss)	$141,162	$339,871	$(352,378)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(100,472)	56,255	105,963
Unrealized holding gain (loss) on investments and derivative instruments, net of taxes	4,354	(10,677)	5,561

Comprehensive income (loss)	$45,044	$385,449	$(240,854)

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Ordinary Shares			Other
				Comprehensive		Total
	Shares		Accumulated	Income	Deferred	Shareholders’
	Outstanding	Amount	Deficit	(Loss)	Compensation	Equity

	(In thousands)
BALANCE AT MARCH 31, 2003	520,228	$4,951,679	$(370,093)	$(33,419)	$(6,147)	$4,542,020
Issuance of ordinary shares for acquisitions	517	3,162	—	—	—	3,162
Exercise of stock options	8,235	54,825	—	—	—	54,825
Ordinary shares issued under Employee Stock Purchase Plan	718	6,288	—	—	—	6,288
Issuance of restricted ordinary shares	246	—	—	—	—	—
Net loss	—	—	(352,378)	—	—	(352,378)
Deferred stock compensation, net of cancellations	—	2,171	—	—	(2,171)	—
Amortization of deferred stock compensation	—	—	—	—	1,772	1,772
Unrealized gain on investments and derivative instruments, net of taxes	—	—	—	5,561	—	5,561
Foreign currency translation, net of taxes	—	—	—	105,963	—	105,963

BALANCE AT MARCH 31, 2004	529,944	5,018,125	(722,471)	78,105	(6,546)	4,367,213
Issuance of ordinary shares for acquisitions	10,004	127,226	—	—	—	127,226
Exercise of stock options	3,182	29,784	—	—	—	29,784
Modification of stock option grants (Note 11)	—	5,575	—	—	—	5,575
Ordinary shares issued under Employee Stock Purchase Plan	561	6,817	—	—	—	6,817
Sales of ordinary shares in public offering, net of offering costs of $4,636	24,331	299,500	—	—	—	299,500
Issuance of restricted ordinary shares	308	329	—	—	—	329
Net income	—	—	339,871	—	—	339,871
Deferred stock compensation, net of cancellations	—	2,408	—	—	(2,408)	—
Amortization of deferred stock compensation	—	—	—	—	2,155	2,155
Unrealized loss on investments and derivative instruments, net of taxes	—	—	—	(10,677)	—	(10,677)
Foreign currency translation, net of taxes	—	—	—	56,255	—	56,255

BALANCE AT MARCH 31, 2005	568,330	5,489,764	(382,600)	123,683	(6,799)	5,224,048
Issuance of ordinary shares for acquisitions	2,526	27,907	—	—	—	27,907
Exercise of stock options	5,562	41,052	—	—	—	41,052
Shares issued for debt conversion	476	5,000	—	—	—	5,000
Ordinary shares issued under Employee Stock Purchase Plan	914	8,934	—	—	—	8,934
Issuance of restricted ordinary shares	293	—	—	—	—	—
Shares issued for board of directors compensation	41	499	—	—	—	499
Net income	—	—	141,162	—	—	141,162
Deferred stock compensation, net of cancellations	—	(582)	—	—	582	—
Amortization of deferred stock compensation	—	—	—	—	2,163	2,163
Unrealized loss on investments and derivative instruments, net of taxes	—	—	—	4,354	—	4,354
Foreign currency translation, net of taxes	—	—	—	(100,472)	—	(100,472)

BALANCE AT MARCH 31, 2006	578,142	$5,572,574	$(241,438)	$27,565	$(4,054)	$5,354,647

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$141,162	$339,871	$(352,378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment charges	390,828	373,670	662,798
Gain on sale of equipment	(8,473)	(1,752)	(2,206)
Provision for doubtful accounts	606	4,848	1,256
Equity in earnings (losses) of associated companies and other charges, net	(16,831)	2,785	(181)
Stock compensation	2,662	2,155	1,772
Deferred income taxes	47,953	(84,070)	(97,171)
Gain on divestitures of operations	(67,569)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	172,638	110,907	(381,948)
Inventories	(220,988)	(105,126)	(40,302)
Other assets	(171,460)	61,341	(139,691)
Accounts payable and other current liabilities	278,828	19,636	535,749

Net cash provided by operating activities	549,356	724,265	187,698

Cash flows from investing activities:
Purchases of property and equipment, net of disposition	(251,174)	(289,680)	(181,461)
Acquisition of businesses, net of cash acquired	(649,160)	(469,003)	(119,983)
Proceeds from divestitures of operations, net of cash disposed	518,505	—	—
Other investments and notes receivable	(47,090)	20,406	(102,323)

Net cash used in investing activities	(428,919)	(738,277)	(403,767)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	3,420,583	1,793,969	1,446,592
Repayments of bank borrowings and long-term debt	(3,503,420)	(1,789,862)	(1,008,692)
Repayment of capital lease obligations and other	(11,457)	(10,672)	(12,613)
Payment for early extinguishment of debt	—	(13,201)	(91,647)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	49,986	36,601	61,113
Net proceeds from issuance of ordinary shares in public offering	—	299,500	—

Net cash provided by (used in) financing activities	(44,308)	316,335	394,753

Effect of exchange rates on cash	(2,528)	(48,341)	12,572

Net increase in cash and cash equivalents	73,601	253,982	191,256
Cash and cash equivalents, beginning of year	869,258	615,276	424,020

Cash and cash equivalents, end of year	$942,859	$869,258	$615,276

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION OF THE COMPANY
      Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) in industries including computing; mobile; consumer digital; industrial, semiconductor and white goods; automotive, marine and aerospace; infrastructure; and medical. The Company’s strategy is to provide customers with a full range of vertically-integrated global supply chain services through which the Company designs, builds and ships a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle. The Company also provides after-market services such as logistics, repair and warranty services.
      The Company’s services include printed circuit board and flexible circuit fabrication, systems assembly and manufacturing (including enclosures, testing services, materials procurement and inventory management), logistics and after-market services (including product repair, re-manufacturing and maintenance). Additionally, the Company provides market-specific design and engineering services ranging from contract design services (“CDM”), where the customer purchases services on a time and materials basis, to original product design and manufacturing services, where the customer purchases a product that was designed, developed and manufactured by the Company (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by the Company’s OEM customers under the OEM’s brand name. The Company’s CDM and ODM services include user interface and industrial design, mechanical engineering and tooling design, electronic system design and printed circuit board design.
      During the second quarter of fiscal year 2006, the Company sold its Semiconductor division to AMIS Holdings, Inc., the parent company of AMI Semiconductor, Inc. The Company also merged its Network Services division with Telavie AS, a company wholly-owned by Altor Equity Partners, and retained a 35% ownership stake in the merged company, Relacom Holding AB. On April 16, 2006, the Company entered into a definitive agreement to sell its Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. The Software Development and Solutions business and the Semiconductor division are being treated as discontinued operations in the consolidated financial statements, however, the divestiture of the Network Services division does not meet the criteria for discontinued operations treatment under accounting principals generally accepted in the United States of America (“U.S. GAAP”) or (“GAAP”), and as such, its historical results remain included in the Company’s continuing operations financial results. Refer to Note 13, “Business and Asset Acquisitions and Divestitures” and Note 16, “Discontinued Operations” for further discussion of these divestitures.

2.	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
      The Company’s fiscal year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each respective calendar quarter. The third and fourth fiscal quarters end on December 31 and March 31, respectively.
      Amounts included in the financial statements are expressed in U.S. dollars unless otherwise designated as Singapore dollars (S$), Euros (€ ) or Indian Rupees (Rs).
      The accompanying consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a minority interest for the ownership interest of the minority owners. As of March 31, 2006, this minority interest totaled $23.4 million, of which $10.8 million is included in other liabilities and

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$12.6 million is included in long-term liabilities of discontinued operations in the consolidated balance sheets. As of March 31, 2005, minority interest totaled $40.8 million, of which $33.8 million is included in long-term liabilities of discontinued operations and $7.0 million is included in other liabilities in the consolidated balance sheets. The associated minority interest expense has not been material to the Company’s results of operations for fiscal years 2006, 2005 and 2004, and has been classified within income (loss) from discontinued operations or as interest and other expense, net, in the consolidated statements of operations. Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20%, or has the ability to significantly influence the operating decisions of the issuer, otherwise the cost method is used.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, inventory allowances, useful lives of property, equipment and intangible assets, asset impairments, fair values of derivative instruments and the related hedged items, restructuring charges, contingencies, capital leases, and the fair values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Translation of Foreign Currencies
      The financial position and results of operations for certain of the Company’s subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results. The Company realized a net foreign exchange gain of $20.6 million during fiscal year 2006, and a foreign exchange gain of $29.3 million during 2005 from the liquidation of certain international entities. These gains were classified as a component of other income, net, in the consolidated statement of operations.

Revenue Recognition
      The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. The Company makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based on its analysis of historical returns, current economic trends and changes in customer demand. These provisions were not material to the consolidated financial statements for the 2006, 2005 and 2004 fiscal years.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company provides a comprehensive suite of services for its customers that range from contract design to original product design to repair services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Net sales for services from continuing operations were less than 10% of the Company’s total sales from continuing operations in the 2006, 2005 and 2004 fiscal years.

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
      Cash and cash equivalents related to continuing operations consisted of the following:

	March 31,

	2006	2005

	(In thousands)
Cash and bank balances	$870,140	$832,290
Money market funds	64,787	15,911
Certificates of deposit	7,932	21,057

	$942,859	$869,258

Long-term Investments
      The Company also has certain investments in non-publicly traded companies. These investments are included within other assets in the Company’s consolidated balance sheet. As of March 31, 2006 and 2005, the investments totaled $173.9 million and $73.8 million, respectively. Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20%, or has the ability to significantly influence the operating decisions of the issuer, otherwise the cost method is used. The Company continuously monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During fiscal year 2005, the Company recorded charges of $8.2 million for other than temporary impairment of its investments in certain of these non-publicly traded companies. Impairment charges for fiscal years 2006 and 2004 were immaterial.

Concentration of Credit Risk
      Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash and cash equivalents, investments, and derivative instruments.
      The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of its credit evaluations. In fiscal year 2006, two customers accounted for approximately 13% and 11% of net sales, respectively. In fiscal year 2005, two customers accounted for approximately 14% and 10% of net sales, respectively. In fiscal year 2004, two

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
customers accounted for approximately 12% of net sales. The Company’s ten largest customers accounted for approximately 63%, 62%, and 64% of its net sales, in fiscal years 2006, 2005, and 2004, respectively. At March 31, 2006, one customer accounted for approximately 16% of total accounts receivable. At March 31, 2005, one customer accounted for approximately 10% of total accounts receivable.
      The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. These financial institutions are located in many different locations throughout the world. The Company’s cash equivalents are primarily comprised of cash deposited in money market accounts and certificates of deposit. The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.
      The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To manage the counterparty risk, the Company limits its derivative transactions to those with recognized financial institutions.

Inventories
      Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories related to continuing operations, net of applicable lower of cost or market write-downs, were as follows:

	March 31,

	2006	2005

	(In thousands)
Raw materials	$884,940	$711,720
Work-in-progress	335,061	304,189
Finished goods	518,309	497,806

	$1,738,310	$1,513,715

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment
      Property and equipment are stated at cost. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the related assets (three to thirty years), with the exception of building leasehold improvements, which are amortized over the term of the lease, if shorter. Effective October 1, 2004, the estimated useful lives of certain machinery and equipment were changed from five years to seven years. The use of these assets and the advancement of the associated technology have demonstrated that seven years is a more reasonable and accurate economic useful life, so the Company has aligned the depreciation expense associated with these assets with their future economic benefit. As a result of this change in estimated useful life, the Company recognized lower depreciation expense than otherwise would have been recognized without the change in useful life of approximately $20.7 million and $12.0 million in fiscal years 2006 and 2005, respectively. Repairs and maintenance costs are expensed as incurred. Property and equipment related to continuing operations was comprised of the following:

	March 31,

	2006	2005

	(In thousands)
Machinery and equipment	$1,426,987	$1,432,673
Buildings	752,951	764,390
Leasehold improvements	116,955	92,880
Furniture, fixtures, computer equipment and software	303,075	364,810
Land and other	220,859	237,951

	2,820,827	2,892,704
Accumulated depreciation and amortization	(1,234,341)	(1,222,828)

Property and equipment, net	$1,586,486	$1,669,876

      Total depreciation expense associated with property and equipment of continuing operations amounted to approximately $264.4 million, $303.1 million and $307.2 million in fiscal years 2006, 2005 and 2004, respectively.
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

Deferred Income Taxes
      The Company provides for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the carrying amount and the tax basis of existing assets and liabilities by applying the applicable statutory tax rate to such differences.

Goodwill and Other Intangibles
      Goodwill of the reporting units is tested for impairment on January 31st and whenever events or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available that are and regularly reviewed by management. For purposes of the

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual goodwill impairment evaluation during fiscal years 2005 and 2004, the Company identified two separate reporting units: Electronic Manufacturing Services and Network Services. In fiscal year 2006, the Company divested its Network Services division and subsequently identified its Software Development and Solutions business as a new operating segment and reporting unit, and identified its Printed Circuit Board division as a new reporting unit. If the carrying amount of any reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. Further, to the extent the carrying amount of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. The Company completed the annual impairment test during its fourth quarter of fiscal year 2006 and determined that no impairment existed as of the date of the impairment test.
      The following table summarizes the activity in the Company’s goodwill account relating to continuing operations during fiscal years 2006 and 2005:

	March 31,

	2006	2005

	(In thousands)
Balance, beginning of the year	$2,965,867	$2,630,708
Additions	224,628	235,928
Goodwill related to divested operations(1)	(410,296)	—
Reclassification to other intangible assets(2)	(30,622)	(6,506)
Foreign currency translation adjustments	(72,850)	105,737

Balance, end of the year	$2,676,727	$2,965,867

(1)	See Note 13, “Business and Asset Acquisitions and Divestitures.”

(2)	Reclassification resulting from final allocation of the Company’s intangible assets acquired through certain business combinations completed in a period subsequent to the respective period of acquisition, based on third-party valuations.
      The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. Intangible assets are primarily comprised of customer related intangibles, which include contractual agreements and customer relationships. Other acquired intangibles are primarily comprised of patents and trademarks, and developed technologies. Contractual agreements, patents and trademarks, and developed technologies are amortized on a straight-line basis over a period of up to ten years, and customer relationships on a straight-line basis over three to ten years. No residual value is estimated for any intangible assets. During fiscal year 2006 and 2005, there were approximately $81.1 million and $45.3 million of additions to intangible assets, respectively, primarily related to contractual agreements and customer relationships as a result of acquisitions. The value of the Company’s intangible assets purchased through business combinations is principally determined based on third-party valuations of the net assets acquired. The Company is in the process of determining the value of its intangible assets acquired from certain acquisitions completed in fiscal year 2006 and expects to complete the evaluation

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by the end of the first quarter of fiscal year 2007. The components of acquired intangible assets relating to continuing operations are as follows:

	March 31, 2006			March 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

		(In thousands)			(In thousands)
Intangible assets:
Customer related intangibles	$150,471	$(36,086)	$114,385	$121,436	$(54,508)	$66,928
Other acquired intangibles	26,521	(25,842)	679	36,696	(21,980)	14,716

Total	$176,992	$(61,928)	$115,064	$158,132	$(76,488)	$81,644

      In September 2005, the Company reduced intangible assets by approximately $18.4 million, primarily related to contractual agreements, developed technologies and customer relationships, as a result of the divestiture of its Network Services division, see Note 13, “Business and Asset Acquisitions and Divestitures.” Total intangible amortization expense recognized from continuing operations during fiscal years 2006, 2005, and 2004 amounted to $37.2 million, $33.5 million, and $34.5 million, respectively. The estimated future annual amortization expense related to acquired intangible assets from continuing operations is as follows:

Fiscal Years Ending March 31,	Amount

(In thousands)
2007	$26,243
2008	23,859
2009	19,646
2010	17,985
2011	13,825
Thereafter	13,506

Total amortization expenses	$115,064

Derivative Instruments and Hedging Activities
      All derivative instruments are recorded on the balance sheet at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is measured on a quarterly basis by calculating the ratio of the cumulative change in the fair value of the derivative instrument to the cumulative change in the hedged item. The effective portion of changes in the fair value of the derivative instrument is recorded in shareholders’ equity as a separate component of accumulated other comprehensive income, and recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

Restructuring Charges
      The Company recognizes restructuring charges related to its plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.
      The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

Accounting for Stock-Based Compensation
      The Company applies the intrinsic value method of accounting for stock-based employee compensation. As a result, generally no compensation expense is recognized for options granted under these stock incentive plans because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) which (i) revises SFAS 123 to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under APB 25 and related interpretations, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. The Company is required to adopt this statement beginning April 1, 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company has elected to apply the provisions of this statement prospectively, and will continue using the Black-Scholes option valuation model to estimate the fair value of its stock-based awards, and will also continue to recognize the related expense under the straight-line attribution method. Although the pro forma effects below may be indicative of the Company’s adoption of SFAS 123(R), the actual expense will be dependent on numerous factors including, but not limited to, the selection of assumptions used to fair value stock-based awards granted subsequent to April 1, 2006, the number of new stock based awards granted to employees, policy decisions regarding accounting for the tax effects of share-based awards, and assumed award forfeiture rates. Unamortized compensation is estimated to be approximately $41.1 million on April 1, 2006, based on unvested stock-based awards outstanding as of March 31, 2006.
      In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts SFAS 123(R), and does not anticipate that the implementation of this statement will have a significant impact on the Company’s results of operations.
      In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vested and outstanding upon the adoption of SFAS 123(R). The Company is currently evaluating this transition method.
      The following pro forma information reflects net income and earnings per share as if the Company had accounted for its stock-based compensation expense using the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. Forfeitures are recognized as they occur, and compensation previously recognized is reversed for the forfeitures of unvested options.

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands)
Net income (loss), as reported	$141,162	$339,871	$(352,378)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	2,662	2,155	1,772
Less: Fair value compensation costs, net of taxes	(67,195)	(175,981)	(54,623)

Pro forma net income (loss)	$76,629	$166,045	$(405,229)

Basic earnings (loss) per share:
As reported	$0.25	$0.61	$(0.67)

Pro forma	$0.13	$0.30	$(0.77)

Diluted earnings (loss) per share:
As reported	$0.24	$0.58	$(0.67)

Pro forma	$0.13	$0.29	$(0.77)

      Pro forma stock-based employee compensation expense determined under the fair value method, net of tax, included $11.3 million and $2.3 million of expense relating to discontinued operations during fiscal years 2006 and 2005, respectively. Pro forma stock based employee compensation expense relating to discontinued operations was not material during fiscal year 2004.
      On February 7, 2006 and January 17, 2005, the Company’s Board of Directors approved accelerating the vesting of unvested options to purchase the Company’s ordinary shares held by current employees, including executive officers, priced at or above $12.37 and $12.98, respectively. No options held by non-employee directors were subject to the acceleration. The accelerations were effective as of February 7, 2006 and January 17, 2005, provided that holders of incentive stock options (“ISOs”) within the meaning of Section 422 of the internal Revenue code of 1986, as amended, have the opportunity to decline the acceleration of ISO options in order to prevent changing the status of the ISO option for federal income tax purposes to a non-qualified stock option.
      The acceleration of these options was done primarily to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options upon the adoption of SFAS 123(R). In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, management believes that the acceleration may have a positive effect on employee morale and retention. The future expense that was eliminated from the February 2006 and January 2005 accelerations was approximately $35.3 million and $121.2 million, respectively (of which approximately $12.8 million and $26.4 million was attributable to executive officers, respectively). The amounts are reflected in the pro forma net income for the fiscal years ended March 31, 2006 and 2005, respectively. The decrease in the pro forma expense in fiscal year

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2006 is primarily the result of the acceleration of vesting during January 2005, offset by the acceleration in February 2006, and, to a lesser extent, the reduction in estimated volatility discussed below.
      For purposes of the pro forma presentation, the fair value of each option grant was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions:

	Fiscal Year Ended March 31,

	2006	2005	2004

Volatility	39%	79%	85%
Risk-free interest rate	3.8%	3.0%	2.3%
Dividend yield	0.0%	0.0%	0.0%
Expected option lives	4.0 years	3.8 years	3.8 years
      The fair value related to shares issued under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Fiscal Year Ended March 31,

	2006	2005	2004

Volatility	40%	41%	44%
Risk-free interest rate	2.1%	1.7%	1.4%
Dividend yield	0.0%	0.0%	0.0%
Expected option lives	0.5 years	0.5 years	0.5 years
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
      The Company grants key employees rights to acquire a specified number of ordinary shares for no cash consideration under its 2001 Equity Incentive Plan and its 2002 Interim Incentive Plan (“restricted stock units”) in exchange for continued service with the Company. Restricted stock units awarded under the plan generally vest in installments over a five-year period and unvested units are forfeited upon termination of employment. During fiscal year 2006, 35,000 restricted stock units were granted with a weighted average fair value on the date of grant of $9.37 per ordinary share. During fiscal year 2005, 175,000 restricted stock units were granted with a weighted average fair value on the date of grant of $13.58 per ordinary share. During fiscal year 2004, 230,000 restricted stock units were granted with a weighted average fair value on the date of grant of $10.88 per ordinary share. Grants of restricted stock units are recorded as compensation expense over the

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vesting period at the fair market value of the Company’s ordinary shares at the date of grant. During fiscal years 2006, 2005 and 2004, compensation expense related to restricted stock units was approximately $2.2 million, $2.2 million and $1.8 million, respectively. Unearned compensation associated with restricted stock units was $4.1 million and $6.8 million as of March 31, 2006 and 2005, respectively, and is included as a component of shareholders’ equity in the consolidated balance sheets.

Earnings (Loss) Per Share
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
      The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted net income per share from continuing operations. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128:

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands, except per share amounts)
Basic earnings (loss) per share:
Net income (loss) from continuing operations	$110,518	$331,497	$(346,410)
Shares used in computation:
Weighted average ordinary shares outstanding	573,520	552,920	525,318

Basic earnings (loss) from continuing operations per share	$0.19	$0.60	$(0.66)

Diluted earnings (loss) from continuing operations per share:
Net income (loss) from continuing operations	$110,518	$331,497	$(346,410)
Shares used in computation:
Weighted average ordinary shares outstanding	573,520	552,920	525,318
Weighted average ordinary share equivalents from stock options and awards(1)	8,358	12,956	—
Weighted average ordinary share equivalents from convertible notes(2)	18,726	19,623	—

Weighted average ordinary shares and ordinary share equivalents outstanding	600,604	585,499	525,318

Diluted earnings (loss) from continuing operations per share	$0.18	$0.57	$(0.66)

(1)	Due to the Company’s reported net loss from continuing operations, the ordinary share equivalents from stock options and restricted stock to purchase 13,668,419 shares outstanding were excluded from the

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of diluted earnings (loss) per share during fiscal year 2004 because the inclusion would be anti- dilutive for the period.

Also, the ordinary share equivalents from stock options to purchase 33,062,904, 24,186,135 and 14,750,432 shares during fiscal years 2006, 2005 and 2004, respectively, were excluded from the computation of diluted earnings (loss) per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)	During fiscal years 2006 and 2005, 18,725,798 and 19,047,619 ordinary share equivalents related to the zero coupon convertible junior subordinated notes were included as ordinary share equivalents, respectively. During fiscal year 2004, 19,047,619 ordinary share equivalent related to the zero coupon convertible junior subordinated notes were anti-dilutive and therefore, were not included as ordinary share equivalents.

In addition, as the Company has the positive intent and ability to settle the principal amount of its 1% convertible subordinated notes due August 2010 in cash, 32,206,119 ordinary share equivalents related to the principal portion of the notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. During fiscal year 2006, the conversion obligation was less than the principal portion of the convertible notes and accordingly, no additional shares were included as ordinary share equivalents. During fiscal year 2005, 575,587 ordinary share equivalents from the conversion spread have been included. During fiscal year 2004, 851,274 ordinary share equivalents from the conversion spread were anti-dilutive and were excluded.

Recent Accounting Pronouncements
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance of ARB. No 43, Chapter 4 “Inventory Pricing” and requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect that the adoption of SFAS 151 will have a material impact on the Company’s consolidated results of operations, financial condition and cash flows.
      On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated results of operations, financial condition and cash flows.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated results of operations, financial condition and cash flows.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company does not expect the adoption of SFAS 156 will have a material impact on its consolidated results of operations, financial condition and cash flows.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated results of operations, financial condition and cash flows.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES
      The following table represents supplemental cash flow disclosure and non-cash investing and financing activities during the fiscal year:

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands)
Net cash paid for:
Interest	$65,052	$76,060	$89,244
Income taxes	$25,197	$24,246	$36,356
Non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$1,577	$6,091	$18,713
Issuance of ordinary shares for acquisition of businesses	$27,907	$127,226	$3,162
Issuance of ordinary shares upon conversion of debt	$5,000	$—	$—

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	BANK BORROWINGS AND LONG-TERM DEBT
      Bank borrowings and long-term debt related to continuing operations was comprised of the following:

	March 31,

	2006	2005

	(In thousands)
Short term bank borrowings	$105,732	$10,301
0.00% convertible junior subordinated notes	195,000	200,000
1.00% convertible subordinated notes	500,000	500,000
6.50% senior subordinated notes	399,650	399,650
6.25% senior subordinated notes	384,879	490,270
Other	7,659	117,146

	1,592,920	1,717,367
Current portion	(105,732)	(17,445)

Non-current portion	$1,487,188	$1,699,922

      Maturities for the Company’s bank borrowings and long-term debt are as follows:

Fiscal Years Ending March 31,	Amount

(In thousands)
2007	$105,732
2008	195,000
2009	—
2010	—
2011	507,659
Thereafter	784,529

Total	$1,592,920

Revolving Credit Facilities and Other Credit Lines
      The Company has a revolving credit facility in the amount of $1.35 billion, under which there were no borrowings outstanding as of March 31, 2006. The credit facility consists of two separate credit agreements, one providing for up to $1.105 billion principal amount of revolving credit loans to the Company and its designated subsidiaries; and one providing for up to $245.0 million principal amount of revolving credit loans to a U.S. subsidiary of the Company. The credit facility is a five-year facility expiring in May 2010. Borrowings under the credit facility bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or 0.50% plus the federal funds rate) plus the applicable margin for base rate loans ranging between 0.0% and 0.125%, based on the Company’s credit ratings; or (ii) the LIBOR rate plus the applicable margin for LIBOR loans ranging between 0.625% and 1.125%, based on the Company’s credit ratings. The Company is required to pay a quarterly commitment fee ranging from 0.125% to 0.250% per annum of the unutilized portion of the credit facility and, if the utilized portion of the facility exceeds 33% of the total commitment, a quarterly utilization fee ranging between 0.125% to 0.250% on such utilized portion, in each case based on the Company’s credit ratings. The Company is also required to pay letter of credit usage fees ranging between 0.625% and 1.125% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and issuance fees of 0.125% per annum on the daily average undrawn amount of letter of credit.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The credit facility is unsecured, and contains certain restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The credit facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during the term of the credit facility. As of March 31, 2006, the Company was in compliance with the covenants under this credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries.
      Certain subsidiaries of the Company have various lines of credit available with annual interest rates ranging from 1.61% to 5.56%. These lines of credit expire on various dates through fiscal year 2007. The Company also has term loans with annual interest rates ranging from 5.30% to 5.58%. These lines of credit and term loans are primarily secured by assignment of account receivables. As of March 31, 2006, $104.3 million was outstanding under these facilities.

6.25% Senior Subordinated Notes
      During fiscal year 2006, the Company repurchased approximately $97.9 million principal amount of its 6.25% senior subordinated notes which mature in November 2014. The loss associated with the early extinguishment of the notes was not material.
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
      The indenture governing the Company’s outstanding 6.25% senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, (iv) make distributions or pay dividends, (v) purchase or redeem capital stock, or (vi) engage in transactions with affiliates. The covenants are subject to a number of significant exceptions and limitations. As of March 31, 2006, the Company was in compliance with the covenants under this indenture.

1.0% Convertible Subordinated Notes
      The 1.0% convertible subordinated notes are due in August 2010 and are convertible at any time prior to maturity into ordinary shares of the Company at a conversion price of $15.525 (subject to certain adjustments). The Company used a portion of the net proceeds from the issuance of these notes and other cash sources to repurchase $492.3 million of other outstanding senior subordinated notes. In connection with the repurchase, the Company incurred a loss of approximately $95.2 million during the second quarter of fiscal year 2004 associated with the early extinguishment of the notes.

6.5% Senior Subordinated Notes
      The Company may redeem its 6.5% senior subordinated notes that are due May 2013 in whole or in part at redemption prices of 103.250%, 102.167% and 101.083% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on May 15 of the years 2008, 2009 and 2010, and at a

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
redemption price of 100% of the principal amount thereof on and after 2011, in each case, plus any accrued and unpaid interest to the redemption date.
      The indenture governing the Company’s outstanding 6.5% senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, (iv) make distributions or pay dividends, (v) purchase or redeem capital stock, or (vi) engage transactions with affiliates. The covenants are subject to a number of significant exceptions and limitations. As of March 31, 2006, the Company was in compliance with the covenants under this indenture.
      In June 2003, the Company used $156.6 million of the net proceeds from the issuance of these notes to redeem $150.0 million of other senior subordinated notes. In connection with the redemption, the Company incurred a loss of approximately $8.7 million during the first quarter of fiscal year 2004 associated with the early extinguishment of the notes.

Zero Coupon Convertible Junior Subordinated Notes
      The zero coupon, zero yield, convertible junior subordinated notes are callable by the Company after three years and do not provide a put option prior to maturity (March 2008). The notes are convertible into ordinary shares at a conversion price of $10.50 per share and are payable in cash or stock at maturity, at the Company’s option. In July 2005, $5.0 million of the notes were converted into 476,190 ordinary shares of the Company at a conversion price of $10.50 per share.

Other Redemptions
      In March 2005, the Company paid approximately $190.1 million to redeem €144.2 million of its 9.75% euro senior subordinated notes due July 2010. In connection with the redemption, the Company incurred a loss of approximately $16.3 million in fiscal year 2005 associated with the early extinguishment of the notes. In July 2005, the Company paid approximately $7.0 million to redeem the remaining outstanding amount of € 5.8 million of 9.75% euro senior subordinated notes due July 2010. The loss associated with the early extinguishment of the notes was not material.
      As of March 31, 2006, the approximate fair values of the Company’s 6.5% notes, 6.25% notes and 1% convertible notes based on broker trading prices were 99.375%, 98.375% and 91.25% of the face values of the notes, respectively.

5.	FINANCIAL INSTRUMENTS
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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2006, the fair value of these short-term foreign currency forward contracts was not material. As of March 31, 2005, the Company recognized $13.4 million to reflect the fair value of these short-term foreign currency forward contracts. As of March 31, 2006 and 2005, the Company also recognized deferred gains of approximately $292,000 and deferred losses of approximately $6.3 million, respectively, in other comprehensive income relating to changes in fair value of these foreign currency forward contracts. These losses are expected to be recognized in earnings over the twelve month period subsequent to recognition in other comprehensive income. The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for all periods presented.
      On November 17, 2004, the Company issued $500.0 million of 6.25% senior subordinated notes due in November 2014. Interest is payable semi-annually on May 15 and November 15. The Company also entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to variable rate. The swaps, having notional amounts totaling $400.0 million and which expire in 2014, are accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the terms of the swaps, the Company pays an interest rate equal to six month LIBOR, (estimated at 5.16% at March 31, 2006), set in arrears, plus a fixed spread ranging from 1.37% to 1.52%, and receives a fixed rate of 6.25%. The swap transaction qualifies for the shortcut method of recognition under SFAS 133, therefore no portion of the swap is treated as ineffective. As of March 31, 2006 and 2005, the Company recognized a $16.9 million and $9.7 million liability, respectively, to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% senior subordinated notes. These amounts were included in other current liabilities and as a reduction of other current assets, as of March 31, 2006 and 2005, respectively.

6.	TRADE RECEIVABLES SECURITIZATION
      The Company continuously sells a designated pool of trade receivables to a third party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity. The Company pays annual facility and commitment fees of up to 0.24% for unused amounts and program fees of up to 0.34% of outstanding amounts. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables. In September 2005, the Company amended the securitization agreement to increase the size of the program to $700.0 million and to extend the expiration date to September 2006. The unaffiliated financial institution’s maximum investment limit was increased to $500.0 million. The amended securitization agreement also includes two Obligor Specific Tranches (OST) which total $200.0 million. The OSTs are part of the main facility and were incorporated in order to minimize the impact of excess concentrations of two major customers.
      As of March 31, 2006 and 2005, approximately $228.0 million and $249.9 million of the Company’s accounts receivable, respectively, had been sold to the third party qualified special purpose entity described above which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $156.6 million and $134.7 million from the unaffiliated financial institutions for the sale of these receivables during fiscal years 2006 and 2005, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $71.4 million and $123.1 million as of March 31, 2006 and 2005, respectively.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also sells its accounts receivable to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $218.5 million and $202.1 million as of March 31, 2006 and 2005, respectively.
      In accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the accounts receivable balances that were sold were removed from the consolidated balance sheet and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

7.	COMMITMENTS AND CONTINGENCIES
      As of March 31, 2006 and 2005, the gross carrying amount of the Company’s property and equipment relating to continuing operations financed under capital leases amounted to approximately $5.2 million and $41.6 million, respectively. Accumulated depreciation for property and equipment relating to continuing operations under capital leases totaled $1.7 million and $23.9 million at March 31, 2006 and 2005, respectively. These capital leases have interest rates ranging from 2.5% to 12.7%. The Company also leases certain of its facilities under non-cancelable operating leases. The capital and operating leases expire in various years through 2059 and require the following minimum lease payments:

	Capital	Operating
Fiscal Years Ending March 31,	Lease	Lease

	(In thousands)
2007	$483	$39,410
2008	348	30,932
2009	348	25,959
2010	307	19,079
2011	277	17,545
Thereafter	855	190,969

Total minimum lease payments	2,618	$323,894

Amount representing interest	(464)

Present value of total minimum lease payments	2,154
Current portion	(367)

Capital lease obligation, net of current portion	$1,787

      Total rent expense from continuing operations amounted to $60.9 million, $89.8 million, and $93.8 million in fiscal years 2006, 2005 and 2004, respectively.
      On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’ purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets has occurred in stages, and in May 2006, the Company completed the transfer of Nortel’s Calgary operations in the final stage of this transaction. Refer to Note 13, “Business and Asset Acquisitions and Divestitures” for further discussion.
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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES
      The domestic (“Singapore”) and foreign components of income (loss) from continuing operations before income taxes were comprised of the following:

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands)
Domestic	$99,605	$42,374	$19,251
Foreign	65,131	220,471	(430,619)

Total	$164,736	$262,845	$(411,368)

      The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands)
Current:
Domestic	$503	$2,088	$3,388
Foreign	31,165	21,795	94,065

	31,668	23,883	97,453
Deferred:
Domestic	(409)	870	(599)
Foreign	22,959	(93,405)	(161,812)

	22,550	(92,535)	(162,411)

Provision for (benefit from) income taxes	$54,218	$(68,652)	$(64,958)

      The domestic statutory income tax rate was approximately 20.0% in fiscal years 2006, 2005 and 2004. The reconciliation of the income tax expense (benefit) expected based on domestic statutory income tax rates to the expense (benefit) for income taxes from continuing operations included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands)
Income tax based on domestic statutory rates	$32,947	$52,569	$(82,274)
Effect of tax rate differential	(86,251)	(320,059)	(112,893)
Goodwill and other intangibles amortization	6,819	3,354	3,455
Change in valuation allowance	120,182	202,316	142,556
Other	(19,479)	(6,832)	(15,802)

Provision for (benefit from) income taxes	$54,218	$(68,652)	$(64,958)

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred income taxes from continuing operations are as follows:

	March 31,

	2006	2005

	(In thousands)
Deferred tax liabilities:
Fixed assets	$9,031	$(37,703)
Intangible assets	(10,782)	(24,349)
Others	(6,762)	(3,874)

Total deferred tax liabilities	(8,513)	(65,926)

Deferred tax assets:
Deferred compensation	4,796	4,710
Provision for inventory obsolescence	14,327	14,466
Provision for doubtful accounts	1,338	1,274
Net operating loss and other carryforwards	1,600,614	1,564,410
Others	70,311	68,271

	1,691,386	1,653,131
Valuation allowances	(1,026,799)	(888,445)

Total deferred tax asset	664,587	764,686

Net deferred tax asset	$656,074	$698,760

The net deferred tax asset is classified as follows:
Current	$9,643	$11,614
Long-term	646,431	687,146

Total	$656,074	$698,760

      The Company has total tax loss carryforwards of approximately $4.4 billion from continuing operations, a portion of which begin expiring in 2010. Utilization of the tax loss carryforwards and other deferred tax assets is limited by the future earnings of the Company in the tax jurisdictions in which such deferred assets arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize any benefit from the deferred tax assets. The valuation allowance provides a reserve against deferred tax assets that may not be realized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. The change in valuation allowance is net of certain increases and decreases to prior year losses and other carryforwards that have no current impact on the tax provision. Approximately $34.0 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options, which will be credited directly to shareholders’ equity and will not be available to benefit the income tax provision in any future period.
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
      Effective January 30, 2006, the Singapore Companies Act was amended to, among other things, allow Singapore companies to repurchase outstanding ordinary shares subject to certain requirements and eliminate the concepts of par value, additional paid-in capital and authorized share capital. As a result of the Companies Act amendments, effective January 30, 2006, the outstanding shares of the Company are no par value ordinary shares, and the Company has combined the par value of its ordinary shares together with additional paid-in-capital into one account for all periods presented.

Equity Offering
      On July 27, 2004, the Company completed a public offering of 24,330,900 of its ordinary shares for which the Company received net proceeds of approximately $299.5 million.

Share Repurchase Plan
      On April 16, 2006, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of its outstanding ordinary shares. Share repurchases, if any, will be made in the open market at such time and in such amounts as management deems appropriate and will be made pursuant to the Share Purchase Mandate approved by the shareholders at the Company’s 2005 annual general meeting. Shares repurchased under the program will be canceled.

Stock Option and Incentive Plans
      At March 31, 2006, the Company had three stock-based employee compensation plans: the 2004 Award Plan for New Employees (the “2004 Plan”), the 2002 Interim Incentive Plan (the “2002 Plan”), and the 2001 Equity Incentive Plan (the “2001 Plan”). The Company’s 1997 Employee Stock Purchase Plan was terminated by the Board of Directors on October 14, 2005.
      The 2001 Plan provides for grants of up to 27,000,000 shares. Additionally, upon adoption of the 2001 Plan, the remaining shares that were available under the Company’s 1993 Share Option Plan (the “1993 Plan”), the 1999 Interim Option Plan, the 1998 Interim Option Plan, the 1997 Interim Option Plan, and all assumed plans and any shares issuable upon exercise of the options granted under those plans that expire or become unexercisable for any reason without having been exercised in full, are available for grant under the 2001 Plan. The adoption of the 2001 Plan mandated that no additional options be granted under the 1993 Plan, the 1999 Interim Option Plan, the 1998 Interim Option Plan, the 1997 Interim Option Plan, or the assumed plans. Any options outstanding under these plans will remain outstanding until exercised or until they terminate or expire by their terms. The 2001 Plan contains a discretionary option grant program, an automatic option grant program, and a discretionary share bonus award program. The discretionary option grant program and share bonus award program is administered by the Compensation Committee with respect to executive officers and directors, and by the Chief Executive Officer with respect to all other employees.
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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 2002 Plan provides for grants of up to 20,000,000 shares. The plan provides grants of nonqualified stock options and share bonus awards to employees, officers and directors. The exercise price of options granted under the 2002 Plan is determined by the Company’s Compensation Committee and may not be less than the fair market value of the underlying stock on the date of grant. Options issued under the 2002 Plan generally vest over four years and generally expire ten years from the date of grant.
      The 2004 Plan provides for grants of up to 7,500,000 shares. The plan provides grants of nonqualified stock options and share bonus awards to new employees. The exercise price of options granted under the 2004 Plan is determined by the Company’s Compensation Committee and may not be less than the fair market value of the underlying stock on the date of grant. Options issued under the 2004 Plan generally vest over four years and generally expire ten years from the date of grant.
      The Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”) provided for issuance of up to 5,400,000 ordinary shares. The Purchase Plan was approved by the shareholders in October 1997. Under the Purchase Plan, employees were able to purchase, on a periodic basis, a limited number of ordinary shares through payroll deductions over a six-month period up to 10% of each participant’s compensation. The per share purchase price was 85% of the fair market value of the stock at the beginning or end of the offering period, whichever was lower. The ordinary shares sold under this plan in fiscal years 2006, 2005 and 2004 amounted to 914,244, 560,596, and 717,595, respectively. The weighted-average fair value of ordinary shares sold under this plan in fiscal years 2006, 2005 and 2004 was $11.51, $14.31 and $10.30 per share, respectively. On October 14, 2005, the Company’s Board of Directors approved the termination of the Purchase Plan and no shares will be available for issuance subsequent to March 31, 2006.
      The following table presents the activity for options outstanding under all of the stock option plans (“Price” reflects the weighted average exercise price):

	March 31, 2006		March 31, 2005		March 31, 2004

	Options	Price	Options	Price	Options	Price

Outstanding, beginning of fiscal year	57,578,401	$12.67	50,303,999	$12.86	55,682,533	$11.35
Granted	11,549,454	11.80	18,461,056	13.94	8,841,856	15.60
Exercised	(5,562,348)	7.38	(3,182,087)	9.34	(8,235,283)	6.66
Forfeited	(8,522,951)	18.83	(8,004,567)	17.99	(5,985,107)	11.39

Outstanding, end of fiscal year	55,042,556	$12.04	57,578,401	$12.67	50,303,999	$12.86

Options exercisable, end of fiscal year	42,475,818		40,484,074		27,638,781

Weighted average fair value per option granted	$3.80		$7.99		$9.47

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the composition of options outstanding and exercisable as of March 31, 2006:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Contractual	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 0.42 - $ 6.23	5,967,661	3.40	$4.72	5,743,550	$4.67
$ 7.13 - $ 7.90	7,808,424	6.16	7.87	3,439,392	7.84
$ 8.01 - $11.10	8,698,067	7.94	10.35	2,350,828	8.96
$11.32 - $12.37	7,648,453	8.71	12.03	6,082,591	12.09
$12.40 - $13.18	5,946,576	8.39	12.82	5,920,717	12.82
$13.27 - $15.90	7,572,482	6.56	14.59	7,538,003	14.59
$15.95 - $17.37	5,767,284	7.44	16.94	5,767,128	16.94
$17.38 - $23.19	5,548,827	6.22	18.87	5,548,827	18.87
$23.61 - $29.94	83,782	4.58	25.35	83,782	25.35
$30.00 - $30.00	1,000	4.90	30.00	1,000	30.00

$ 0.42 - $30.00	55,042,556	6.93	$12.04	42,475,818	$12.69

10.	RESTRUCTURING CHARGES
      In recent years, the Company has initiated a series of restructuring activities intended to realign the Company’s global capacity and infrastructure with demand by its OEM customers so as to optimize the operational efficiency, which include reducing excess workforce and capacity, and consolidating and relocating certain manufacturing and administrative facilities to lower cost regions.
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
      As of March 31, 2006 and 2005, assets that were no longer in use and held for sale as a result of the restructuring activities totaled approximately $40.6 million and $59.3 million, respectively, primarily representing manufacturing facilities located in the Americas that have been closed as part of the facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other assets on the consolidated balance sheet.

Fiscal Year 2006
      The Company recognized restructuring charges of approximately $215.7 million during fiscal year 2006 related to severance, the impairment of certain long-term assets and other costs resulting from closures and

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidations of various manufacturing facilities. The Company has classified $185.6 million of the charges associated with facility closures as a component of cost of sales during fiscal year 2006.
      The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During fiscal year 2006, the Company recorded approximately $72.3 million of other exit costs primarily associated with contractual obligations. As of March 31, 2006, accrued facility closure costs related to restructuring charges incurred in fiscal 2006 were approximately $48.4 million, of which approximately $9.6 million is classified as a long-term obligation.
      The components of the restructuring charges during the first, second, third and fourth quarters of fiscal year 2006 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands)
Americas:
Severance	$2,442	$6,546	$1,719	$4,626	$15,333
Long-lived asset impairment	3,847	7,244	1,951	945	13,987
Other exit costs	6,421	836	10,957	439	18,653

Total restructuring charges	12,710	14,626	14,627	6,010	47,973

Asia:
Severance	—	—	1,312	—	1,312
Long-lived asset impairment	—	—	1,912	—	1,912
Other exit costs	—	—	—	—	—

Total restructuring charges	—	—	3,224	—	3,224

Europe:
Severance	11,483	16,669	47,689	20,604	96,445
Long-lived asset impairment	456	7,125	2,497	4,327	14,405
Other exit costs	8,040	11,926	520	33,208	53,694

Total restructuring charges	19,979	35,720	50,706	58,139	164,544

Total
Severance	13,925	23,215	50,720	25,230	113,090
Long-lived asset impairment	4,303	14,369	6,360	5,272	30,304
Other exit costs	14,461	12,762	11,477	33,647	72,347

Total restructuring charges	$32,689	$50,346	$68,557	$64,149	$215,741

      During fiscal year 2006, the Company recorded approximately $113.1 million of employee termination costs associated with the involuntary terminations of 7,320 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 1,400, 100 and 5,800 for Americas, Asia and Europe, respectively. Approximately $96.2 million of the net charges was classified as a component of cost of sales.
      During fiscal year 2006, the Company recorded approximately $30.3 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures. Approximately $27.1 million of this amount was classified as a component of cost of sales. The restructuring charges recorded during fiscal year 2006 also included approximately $72.3 million for other exit costs, of which,

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$62.3 million was classified as a component of cost of sales. This amount was primarily comprised of contractual obligations of approximately $30.3 million and customer disengagement costs of approximately $34.5 million.
      The following table summarizes the provisions, the respective payments, and the remaining accrued balance as of March 31, 2006 for restructuring charges incurred in the first, second, third and fourth quarters of fiscal year 2006 and prior:

		Long-Lived
		Asset	Other Exit
	Severance	Impairment	Costs	Total

	(In thousands)
Balance as of March 31, 2005	$13,551	$—	$24,337	$37,888
Activities during the year:
Provision for charges incurred during the year	113,090	30,304	72,347	215,741
Cash payments for charges incurred in fiscal year 2006	(74,507)	—	(27,183)	(101,690)
Cash payments for charges incurred in fiscal year 2005	(8,130)	—	(1,119)	(9,249)
Cash payments for charges incurred in fiscal year 2004	(2,481)	—	(7,023)	(9,504)
Cash payments for charges incurred in fiscal year 2003 and prior	(145)	—	(3,380)	(3,525)
Non-cash charges incurred during the year	—	(30,304)	(35,335)	(65,639)

Balance as of March 31, 2006	41,378	—	22,644	64,022
Less: Current portion (classified as other current liabilities)	(36,567)	—	(10,605)	(47,172)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$4,811	$—	$12,039	$16,850

Fiscal Year 2005
      The Company recognized restructuring charges of approximately $95.4 million during fiscal year 2005 related to severance, the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities, of which $78.4 million was classified as a component of cost of sales during fiscal year 2005. The activities to which all of these charges related were substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the restructuring charges during the first, second, third and fourth quarters of fiscal year 2005 were as follows:

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

      During fiscal year 2005, the Company recorded approximately $66.3 million of employee termination costs associated with the involuntary terminations of approximately 3,000 identified employees in connection with the various facility closures and consolidations. Approximately $54.7 million of the charges were classified as a component of cost of sales. The identified involuntary employee terminations by reportable geographic region amounted to approximately 300, 200, and 2,500 for the Americas, Asia and Europe, respectively. As of March 31, 2006, all employees have been terminated under these plans.
      The Company also recorded approximately $12.7 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures. Approximately $11.2 million of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2005 also included approximately $16.3 million for other exit costs associated with contractual obligations. Approximately $12.5 million of the amount was classified as a component of cost of sales. Of this amount, customer disengagement costs totaled approximately $5.5 million; facility lease obligations totaled approximately $2.3 million and facility abandonment and refurbishment costs totaled approximately $3.7 million. As of March 31, 2006, accrued facility closure costs related to restructuring charges incurred in fiscal year 2005 were approximately $2.0 million, of which approximately $0.7 million was classified as a long-term obligation.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the provisions, payments and the accrual balance relating to restructuring costs incurred during fiscal year ended March 31, 2005 (see above for cash payments in fiscal year 2006):

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total

	(In thousands)
Activities during fiscal year 2005:
Provision	$66,332	$12,695	$16,332	$95,359
Cash payments	(57,758)	—	(6,977)	(64,735)
Non-cash charges	—	(12,695)	(6,624)	(19,319)

Balance as of March 31, 2005	$8,574	$—	$2,731	$11,305

 Fiscal Year 2004
      The Company recognized restructuring charges of approximately $540.3 million during fiscal year 2004 related to the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities, of which $11.5 million related to discontinued operations, see Note 16, “Discontinued Operations.” The Company has classified $474.1 million of the charges associated with facility closures as a component of cost of sales during fiscal year 2004.
      The facility closures and activities to which all of these charges related were substantially completed within one year of the commitment dates of the respective exit plans, except for certain long-term contractual obligations. The components of the restructuring charges during the quarters of fiscal year 2004 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total	Nature

	(In thousands)
Americas:
Severance	$3,691	$14,072	$5,023	$3,623	$26,409
Long-lived asset impairment	64,844	18,024	2,273	8,247	93,388
Other exit costs	17,736	18,492	18,978	25,772	80,978

Total restructuring charges(1)	86,271	50,588	26,274	37,642	200,775

Asia:
Severance	—	—	—	—	—
Long-lived asset impairment	111,340	—	—	—	111,340
Other exit costs	—	—	—	—	—

Total restructuring charges	111,340	—	—	—	111,340

Europe:
Severance	8,200	6,003	28,081	35,040	77,324
Long-lived asset impairment	114,388	1,497	8,008	2,539	126,432
Other exit costs	6,909	2,164	8,656	6,748	24,477

Total restructuring charges	129,497	9,664	44,745	44,327	228,233

Total:
Severance	11,891	20,075	33,104	38,663	103,733	Cash
Long-lived asset impairment	290,572	19,521	10,281	10,786	331,160	Non-cash
Other exit costs	24,645	20,656	27,634	32,520	105,455	Cash & non-cash

Total restructuring charges	$327,108	$60,252	$71,019	$81,969	$540,348

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Included in the first quarter charges are $7.2 million related to discontinued operations, of which $1.7 million related to cost of sales. The charges included severance of $0.4 million, long-lived asset impairment of $2.7 million and other exit costs of $4.1 million. Included in the second quarter charges are $4.3 million related to discontinued operations, of which $1.5 million related to cost of sales. The charges included severance of $2.3 million, long-lived asset impairment of $0.6 million and other exit costs of $1.4 million.
      During fiscal year 2004, the Company recorded approximately $103.7 million of employee termination costs (of which $2.7 million was attributable to discontinued operations) associated with the involuntary terminations of approximately 5,200 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 2,100 and 3,100 for the Americas and Europe, respectively. As of March 31, 2006, all employees have been terminated under these plans. Approximately $84.6 million of the net charges were classified as a component of cost of sales during fiscal year 2004, of which $0.3 million related to discontinued operations. As of March 31, 2006 and 2005, accrued facility closure costs related to restructuring charges incurred in fiscal year 2004 were approximately $9.0 million and $18.5 million, of which approximately $3.1 million and $6.2 million was classified as a long-term obligation, respectively.
      During fiscal year 2004 the Company also recorded approximately $331.2 million for the write-down of property and equipment (of which $3.3 million was attributable to discontinued operations) associated with various manufacturing and administrative facility closures. Approximately $317.4 million of this amount was classified as a component of cost of sales in fiscal year 2004, of which $0.4 million related to discontinued operations. Certain assets will remain in service until their anticipated disposal dates pursuant to the exit plans. For assets being held for use, impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. This calculation is measured at the asset group level, which is the lowest level for which there are identifiable cash flows. The fair value of assets held for use was determined based on projected discounted cash flows of the asset, plus salvage value. Certain other assets are held for sale, as these assets are no longer required in operations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other assets on the consolidated balance sheet.
      The restructuring charges recorded during fiscal year 2004 also included approximately $105.5 million for other exit costs, of which $5.5 million was attributable to discontinued operations. Approximately $75.3 million of this amount ($2.5 million related to discontinued operations) was classified as a component of cost of sales in fiscal year 2004. Other exit costs included contractual obligations totaling $59.1 million, which were incurred directly as a result of the various exit plans. The contractual obligations consisted of facility lease terminations amounting to $46.2 million (of which $2.4 million was attributable to discontinued operations), equipment lease terminations amounting to $7.3 million and payments to suppliers and third parties to terminate contractual agreements amounting to $5.6 million. Expenses associated with lease obligations are estimated based on future lease payment, less any estimated sublease income. The Company expects to make payments associated with its contractual obligations with respect to facility and equipment leases through the end of fiscal year 2024. Other exit costs also included charges of $17.7 million relating to asset impairments (of which $3.1 million related to discontinued operations) resulting from customer contracts that were terminated by the Company as a result of various facility closures. The Company had disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal year 2004. Other exit costs also included $4.1 million of net facility refurbishment and abandonment costs related to certain building repair work necessary to prepare the exited facilities for sale or to return the facilities to their respective landlords. The remaining exit costs primarily related to legal and consulting costs, and various government obligations for which the Company is liable as a direct result of its facility closures. The legal costs mainly relate to a settlement reached in November 2003 in the lawsuit with Beckman Coulter, Inc., relating to a contract

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dispute involving a manufacturing relationship between the companies. Pursuant to the terms of the settlement agreement, Flextronics agreed to a $23.0 million cash payment to Beckman Coulter to resolve the matter, and Beckman Coulter agreed to dismiss all pending claims against the Company and release the Company from any future claims relating to this matter.

Fiscal Year 2003 and Prior
      As of March 31, 2006 and 2005, accrued facility closure costs related to restructuring charges incurred in fiscal year 2003 and prior were $4.5 million and $8.1 million, of which approximately $3.4 million and $4.7 million was classified as a long-term obligation, respectively.
11.     OTHER INCOME, NET
      During fiscal year 2006, the Company realized a net foreign exchange gain of $20.6 million from the liquidation of certain international entities and a net gain of $4.3 million related to its investments in certain non-publicly traded companies. These gains were offset by approximately $7.7 million in compensation charges related to the retirement of Michael E. Marks from his position as Chief Executive Officer, of which approximately $5.9 million was paid during fiscal year 2006, with the remaining amount due in July 2006. In connection with his retirement and appointment to serve as Chairman of the Company’s Board of Directors beginning January 1, 2006, the Company also accelerated the vesting and continued the exercise period of certain stock options held by Mr. Marks. The modifications to his stock options did not result in any incremental non-cash stock-based compensation expense under APB 25 because the exercise price of the affected options was greater than the market price of the underlying shares on the date of the modifications.
      During fiscal year 2005, the Company realized a foreign exchange gain of $29.3 million from the liquidation of certain international entities, offset by a loss of $8.2 million for other than temporary impairment of its investments in certain non-publicly traded technology companies and $7.6 million of compensation charges relating to the resignation of Robert R.B. Dykes from his position as Chief Financial Officer. In connection with his termination of employment, the Company amended certain of Mr. Dykes’ stock option agreements to provide for full acceleration of vesting of approximately 1.2 million of Mr. Dykes’ outstanding but unvested stock options and extension of the expiration date of approximately 1.5 million stock options to five years after his employment termination date. Such options would otherwise have expired ninety days after the termination of employment. This resulted in a charge of approximately $5.6 million. In addition, the Company made a lump-sum cash payment of approximately $2.0 million to Mr. Dykes.

12.	RELATED PARTY TRANSACTIONS
      Since June 2003, neither the Company nor any of its subsidiaries have made or will make any loans to its executive officers. Prior to June 30, 2003, in connection with an investment partnership, one of the Company’s subsidiaries made loans to several of its executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the Company. Interest rates on the notes range from 5.05% to 6.40%. The remaining balance of these loans, including accrued interest, as of March 31, 2006 and 2005 was approximately $1.8 million.
      Additionally, the Company has a loan outstanding from an executive officer of $3.0 million and $2.9 million, including accrued interest, as of March 31, 2006 and 2005, respectively. This loan was initially provided to the executive officer prior to June 2003, and was last amended on December 13, 2005, prior to the time the individual became an executive officer. The loan is evidenced by a promissory note in favor of the Company and the Company has the option to secure the loan with a deed of trust on property of the officer. The note bears interest at 1.49%. There were no other loans outstanding from the Company’s executive officers as of March 31, 2006 and 2005.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 16, 2006, the Company entered into a definitive agreement to sell its Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. Upon closing of the transaction, the Company expects to receive in excess of $600 million in cash, receive a $250 million face value note receivable with a 10.5% paid-in-kind interest coupon which matures in eight years and retain a 15% equity interest in the new company. Mr. Michael E. Marks, the Chairman of the Company’s Board of Directors, is a member of KKR. The terms of the transaction were approved by an independent committee of the Company’s Board of Directors as well as by the Audit Committee of the Company’s Board of Directors. The Independent Committee of the Company’s Board of Directors received fairness opinions from certain independent third-party financial institutions.

13.	BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES

Business and Asset Acquisitions
      The business acquisitions described below were accounted for using the purchase method of accounting, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company’s consolidated statements of operations from the acquisition dates forward. Comparative pro forma information, with the exception of Nortel and Hughes Software Systems Limited, has not been presented, as the results of the operations of the acquired businesses were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete this by the end of the first quarter of fiscal year 2007.

Nortel
      On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’ purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets has occurred in stages. On November 1, 2004 the Company completed the closing of the optical design businesses in Canada and Northern Ireland. On February 8, 2005, August 22, 2005 and May 8, 2006, the Company also completed the closing of the manufacturing operations and related assets (including product integration, testing, repair and logistics operations) in Montreal, Canada, Châteaudun, France, and in Calgary, Canada, respectively.
      Flextronics provides the majority of Nortel’s systems integration activities, final assembly, testing and repair operations, along with the management of the related supply chain and suppliers, under a four-year manufacturing agreement. Additionally, Flextronics provides Nortel with design services for end-to-end, carrier grade optical network products under a three-year design services agreement.
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
      During fiscal year 2005, the Company paid $96.5 million to Nortel related to the closings of the optical design business in Canada and Northern Ireland and the closing of the manufacturing operations and related assets in Montreal, Canada. In connection with these closings, the Company entered into promissory notes amounting to $185.7 million, which were classified as other current liabilities as of March 31, 2005, and were paid during calendar year 2005. The purchases during fiscal year 2005 resulted in purchased intangible assets of $20.7 million and goodwill of $86.7 million, based on third-party valuations.
      The Company anticipates that the aggregate cash purchase price for all of the assets acquired, including the closing of the Calgary manufacturing operations in May 2006, will be in the range of approximately

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$575.0 million to $625.0 million. As of March 31, 2006, the Company has made net payments of $366.2 million in the aggregate to Nortel. The total purchase price will be allocated to the fair value of the acquired assets, which management currently estimates will be $340.0 million to $390.0 million for inventory, $35.0 million for fixed assets, and the remaining amounts to intangible assets, including goodwill. The purchases to date have resulted in purchased intangible assets of $26.9 million and goodwill of $189.9 million, of which $6.2 million and $103.2 million, respectively, was recognized during fiscal year 2006 based on third-party valuations.
     Hughes Software Systems Limited (now known as Flextronics Software Systems Limited (“FSS”))
      In October 2004, the Company acquired approximately 70% of the total outstanding shares of FSS for total cash consideration of $256.2 million including acquisition costs and net of cash acquired. The fair value of the Company’s proportionate share of the net assets acquired totaled approximately $8.0 million. The purchase price resulted in purchased intangible assets of $31.8 million and goodwill of $210.4 million based on third-party valuations.
      During fiscal year 2006, the Company acquired an additional 26% incremental ownership for total cash consideration of approximately $154.3 million. The incremental investment reduced other liabilities by approximately $26.2 million primarily related to minority interests net of increases in deferred taxes and other liabilities. The incremental investment also resulted in purchased identifiable intangible assets of $18.0 million and goodwill of $110.1 million, based on third-party valuations.
      The Company owns approximately 96% of the total outstanding shares of FSS as of March 31, 2006. FSS was delisted from the Indian stock exchanges on February 10, 2006, and any shareholders whose shares have not been acquired (approximately 1.5 million shares as of March 31, 2006) may offer their shares for sale to the Company at the exit price of Rs. 725 per share (approximately US$16.31 per share) for a period of six months following the date of the delisting.
      In April 2006, the Company entered into a definitive agreement to sell its Software Development and Solutions business which includes FSS. Accordingly, the operating results of the Software Development and Solutions business are included in discontinued operations for all periods presented, see Note 16, “Discontinued Operations.”

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisitions of Nortel’s operations in Canada, Northern Ireland and France had occurred as of the beginning of fiscal year 2005, and the acquisition of FSS had occurred as of the beginning of fiscal year 2004, after giving effect to certain adjustments and related income tax effects:

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands, except per share amounts)
Net sales	$15,531,976	$16,922,100	$14,479,262
Income from continuing operations	110,218	333,897	(346,410)
Income from discontinued operations, net of tax	33,125	22,336	11,013
Net income (loss)	143,343	356,233	(335,397)
Basic earnings per share from continuing operations	$0.19	$0.60	$(0.66)
Diluted earnings per share from continuing operations	$0.18	$0.57	$(0.66)
Basic earnings per share from discontinued operations	$0.06	$0.04	$0.02
Diluted earnings per share from discontinued operations	$0.06	$0.04	$0.02
Basic earnings (loss) per share	$0.25	$0.64	$(0.64)
Diluted earnings (loss) per share	$0.24	$0.61	$(0.64)

Other Acquisitions
      Comparative pro forma information for the acquisitions described below has not been presented, as the results of operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis.
      During fiscal year 2006, the Company completed certain acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for these acquisitions totaled approximately $157.5 million, net of cash acquired. In addition, the Company paid approximately $67.7 million in cash (including $30.8 million related to discontinued operations) and issued 2.5 million ordinary shares (including 672,375 ordinary shares related to discontinued operations) for contingent purchase price adjustments relating to certain historical acquisitions. Goodwill and intangibles resulting from these acquisitions, as well as from contingent purchase price adjustments for certain historical acquisitions, totaled approximately $232.9 million, of which $36.7 million related to discontinued operations. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of valuations. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through January 2007. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
      During fiscal year 2005, the Company completed certain acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for these acquisitions totaled approximately $119.8 million (including $61.8 million related to discontinued operations), net of cash acquired. The Company also paid approximately $2.5 million in cash and issued 136,000 ordinary shares (including 73,000 ordinary shares related to discontinued operations) for contingent purchase price adjustments relating to certain historical acquisitions. In addition, the Company issued approximately 9.9 million ordinary shares (including 7.1 million ordinary shares related to discontinued

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations) during fiscal year 2005, which equated to approximately $125.0 million (including $95.2 million related to discontinued operations), as part of the purchase price for the acquisitions. The fair value of the ordinary shares issued was determined based on the quoted market prices of the Company’s ordinary shares two days before and after the date the terms of the acquisitions were agreed to and announced. Goodwill and intangibles resulting from these acquisitions during fiscal year 2005, as well as from contingent purchase price adjustments for certain historical acquisitions, totaled approximately $358.2 million, of which $184.3 million related to discontinued operations. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 31, 2010. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
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

Divestitures
      During the September 2005 quarter, the Company merged its Flextronics Network Services (FNS) division with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. The Company received an upfront cash payment and also retained a 35% ownership in the merged company, Relacom Holding AB (“Relacom”). The Company is entitled to future contingent consideration and deferred purchase price payments and is committed to certain future investments in Relacom. The Company accounts for its investment in the common stock of Relacom using the equity method of accounting. The associated equity in the net income of Relacom has not been material to the Company’s results of operations for fiscal year 2006, and was classified as a component of interest and other expense, net, in the consolidated statements of operations. The initial carrying value of the equity investment was $116.8 million based on a third party valuation adjusted for the Company’s economic interest in the gain on divestiture. The excess of the carrying value of the investment and the underlying equity in net assets is attributable to goodwill and intangible assets.
      During the September 2005 quarter, the Company sold its Semiconductor division to AMIS Holdings, Inc. (AMIS), the parent company of AMI Semiconductor, Inc. As a result of the divestitures of Network Services and Semiconductor divisions, the Company received aggregate cash payments of approximately $518.5 million and notes receivable valued at $38.3 million. The aggregate net assets sold in the divestitures were approximately $573.0 million. The Company recognized an aggregate pretax gain of $67.6 million during fiscal year 2006, of which $43.8 million was attributable to discontinued operations. The gain attributable to continuing operations was net of approximately $3.0 million in expense for accelerated deferred compensation and various post closing purchase price adjustments. The divestitures of the Semiconductor and Network Services divisions resulted in tax expense of $98.9 million (of which $30.3 million was attributable to discontinued operations). Revenues related to the divested businesses were approximately $317.0 million, $839.0 million and $727.6 million for fiscal years 2006, 2005 and 2004, respectively of which, $41.6 million, $73.1 million and $51.2 million, respectively, were attributable to discontinued operations.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 16, 2006, the Company entered into a definitive agreement to sell its Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. As such, the Software Development and Solutions business and the Semiconductor division are being treated as discontinued operations in the consolidated financial statements. The divestiture of the Network Services division does not meet the criteria for discontinued operations treatment under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and as such, its historical results are included in the Company’s results from continuing operations.

14.	SEGMENT REPORTING
      As of March 31, 2006, the Company operates and internally manages two operating segments, Electronic Manufacturing Services (EMS) and Software Development and Services, which are combined for operating segment disclosures as they do not meet the quantitative thresholds for separate disclosure established in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During the six months ended September 2005 and prior, EMS and the Network Services division comprised the Company’s two operating segments. In August 2005, the Company sold its Network Services division, and as a result, this division was no longer managed as a separate operating segment. During the quarter ended December 31, 2005, the Company commenced a regular evaluation of the performance and the allocation of its resources and, as a result, identified its Software Development and Services division as a new operating segment. In April 2006, the Company entered into a definitive agreement to sell its Software Development and Solutions business, see Note 16. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.
      Geographic information for continuing operations is as follows:

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands)
Net Sales:
Asia	$8,580,642	$7,674,809	$6,542,484
Americas	3,296,469	2,519,443	1,966,093
Europe	3,410,865	5,536,465	5,970,685

Total	$15,287,976	$15,730,717	$14,479,262

Long-Lived Assets:
Asia	$924,492	$806,178	$703,276
Americas	436,191	457,662	440,669
Europe	340,867	487,680	542,711

Total	$1,701,550	$1,751,520	$1,686,656

      Revenues are attributable to the country in which the product is manufactured.
      For purposes of the preceding tables, “Asia” includes Bangladesh, China, India, Indonesia, Japan, Korea, Malaysia, Mauritius, Pakistan, Singapore, Taiwan and Thailand; “Americas” includes Argentina, Brazil, Canada, Colombia, Mexico, Venezuela, and the United States; “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, the Netherlands, Norway, Poland, Portugal, Scotland, South Africa, Sweden, Switzerland, Ukraine, and the United Kingdom.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal years 2006, 2005 and 2004, net sales from continuing operations generated from Singapore, the principal country of domicile, were $258.8 million, $226.8 million and $247.9 million, respectively.
      During fiscal year 2006, China and Malaysia accounted for approximately 30% and 23% of the consolidated net sales from continuing operations, respectively. No other foreign country accounted for more than 10% of net sales in fiscal year 2006. As of March 31, 2006, China, Malaysia and the United States accounted for approximately 33%, 13% and 11% of consolidated long-lived assets of continuing operations, respectively. No other foreign country accounted for more than 10% of long-lived assets as of March 31, 2006.
      During fiscal year 2005, China, Malaysia and Hungary accounted for approximately 27%, 19% and 13% of the consolidated net sales from continuing operations, respectively. No other foreign country accounted for more than 10% of net sales in fiscal year 2005. As of March 31, 2005, China, the United States, Malaysia, Hungary and Mexico accounted for approximately 29%, 11%, 11%, 10% and 10% of consolidated long-lived assets of continuing operations, respectively. No other foreign country accounted for more than 10% of long-lived assets as of March 31, 2005.
      During fiscal year 2004, China, Malaysia and Hungary accounted for approximately 24%, 16%, and 12% of the consolidated net sales from continuing operations, respectively. No other foreign country accounted for more than 10% of net sales in fiscal year 2004. As of March 31, 2004, China, the United States, Malaysia and Hungary accounted for approximately 26%, 13%, 12% and 12% of long-lived assets of continuing operations, respectively. No other foreign country accounted for more than 10% of long-lived assets at March 31, 2004.

15.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES
      The Company had variable interests in real estate assets subject to operating lease arrangements located in Mexico and Texas. In fiscal year 2004, the Company adopted Financial Accounting Standard Board’s Interpretation No. 46, “Consolidation of Variable Interest Entities” and recorded $89.9 million of long-term debt relating to these arrangements. The Company fully repaid the debt during fiscal year 2006.

16.	DISCONTINUED OPERATIONS
      Consistent with its strategy to evaluate the strategic and financial contributions of each of its operations and to focus on the primary growth objectives in the Company’s core EMS vertically-integrated business activities, the Company divested its Semiconductor business in September 2005 and on April 16, 2006, the Company entered into a definitive agreement to sell its Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. Upon closing, the Company expects to receive in excess of $600 million in cash consideration and a $250 million face value note with a 10.5% paid-in-kind interest coupon which matures in eight years. The Company will also retain a 15% equity stake in the business, which will operate as an independent Software Development and Solutions company. As the Company will not have the ability to significantly influence the operating decisions of the divested business, the cost method of accounting for the investment will be used. The purchase price is subject to customary working capital and certain other post-closing adjustments.
      In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures of the Semiconductor and Software Development and Solutions businesses qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the statements of operations and the balance sheets for all periods presented.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,

	2006	2005	2004

	(In thousands)
Net sales	$278,018	$177,506	$51,154
Cost of sales	172,747	107,328	27,721
Restructuring charges	—	—	3,237

Gross profit	105,271	70,178	20,196
Selling, general and administrative expenses	61,178	42,926	18,058
Intangible amortization	16,640	8,979	2,172
Restructuring charges	—	—	8,258
Interest and other expense, net	5,023	4,209	459
Gain on divestiture of operations	(43,750)	—	—

Income (loss) before income taxes	66,180	14,064	(8,751)
Provision for (benefit from) income taxes	35,536	5,690	(2,783)

Net income (loss) on discontinued operations	$30,644	$8,374	$(5,968)

      The current and non-current assets and liabilities of discontinued operations as of March 31, 2006 and 2005 were as follows:

	March 31,

	2006	2005

	(In thousands)
Accounts receivable, net	$63,129	$55,004
Other current assets	26,380	24,049

Total current assets of discontinued operations	$89,509	$79,053

Goodwill	$472,051	$393,611
Other intangible assets, net	56,748	61,067
Other assets	45,585	39,341

Total non-current assets of discontinued operations	$574,384	$494,019

Accounts payable	$13,744	$17,550
Accrued payroll	19,216	15,972
Other current liabilities	24,253	33,147

Total current liabilities of discontinued operations	$57,213	$66,669

Total non-current liabilities of discontinued operations	$30,578	$53,189

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following table contains unaudited quarterly financial data for fiscal years 2006 and 2005:

	Fiscal Year Ended March 31, 2006				Fiscal Year Ended March 31, 2005

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Net sales(1)	$3,823,056	$3,808,075	$4,125,956	$3,530,889	$3,862,515	$4,110,257	$4,218,083	$3,539,862
Gross profit(1)	222,341	195,166	173,517	156,860	218,348	236,272	251,464	225,720
Net income (loss) from continuing operations	56,778	(20,782)	37,619	36,903	72,580	90,752	91,498	76,667
Income (loss) from discontinued operations, net of tax	1,929	18,335	4,335	6,045	1,742	1,870	7,185	(2,423)
Net income (loss)	58,707	(2,447)	41,954	42,948	74,322	92,622	98,683	74,244
Earnings (loss) per share:
Net income from continuing operations:
Basic	$0.10	$(0.04)	$0.07	$0.06	$0.14	$0.16	$0.16	$0.14

Diluted	$0.09	$(0.04)	$0.06	$0.06	$0.13	$0.16	$0.15	$0.13

Income from discontinued operations:
Basic	$0.00	$0.03	$0.01	$0.01	$0.00	$0.00	$0.01	$0.00

Diluted	$0.00	$0.03	$0.01	$0.01	$0.00	$0.00	$0.01	$0.00

Net income:
Basic	$0.10	$0.00	$0.07	$0.07	$0.14	$0.17	$0.18	$0.13

Diluted	$0.10	$0.00	$0.07	$0.07	$0.13	$0.16	$0.17	$0.12

(1)	As discussed further in Note 16, beginning in the quarter ended March 31, 2006, the Company is now reporting the results of operations for its Semiconductor and its Software Development and Solutions Business (a previously identified operating segment, see Note 14) as discontinued operations in accordance with SFAS 144. The following table reconciles the Company’s net sales and gross profit as previously reported to the amounts from continuing operations. The reconciliation of income from

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuing operations to net income as previously reported, including per share data, is illustrated in the table above.

	Fiscal Year Ended March 31, 2006				Fiscal Year Ended March 31, 2005

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Net sales as previously reported	$3,897,531	$3,884,231	$4,186,891	$3,530,889	$3,880,448	$4,138,249	$4,276,614	$3,612,912
Less net sales attributable to discontinued operations	74,475	76,156	60,935	—	17,933	27,992	58,531	73,050

Net sales from continuing operations	$3,823,056	$3,808,075	$4,125,956	$3,530,889	$3,862,515	$4,110,257	$4,218,083	$3,539,862
Gross profit as previously reported	$251,642	$223,743	$196,317	$156,860	$225,941	$245,160	$275,706	$255,175
Less gross profit attributable to discontinued operations	29,301	28,577	22,800	—	7,593	8,888	24,242	29,455

Gross profit from continuing operations	$222,341	$195,166	$173,517	$156,860	$218,348	$236,272	$251,464	$225,720

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.

(b)	Management’s Annual Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2006, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was adequately designed and operating effectively as of March 31, 2006.
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
      Management’s annual assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 excluded all business acquisitions that were completed after July 31, 2005, which represented approximately 2% and 2% of total revenue from continuing operations and assets, respectively, of the related consolidated financial statement amounts for, and as of, the fiscal year ended March 31, 2006. The excluded acquisitions consisted of Nortel’s manufacturing operations in Châteaudun, France, and certain other business acquisitions that were not individually significant to the Company’s results of operations and financial position.
      Management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

(c)	Changes in Internal Control Over Financial Reporting
      There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”), that Flextronics International Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report, management excluded from their assessment the internal control over financial reporting for all business acquisitions that were completed after July 31, 2005, which represented approximately 2% of both total revenue and assets of the related consolidated financial statement amounts for, and as of, the fiscal year ended March 31, 2006. The excluded acquisitions consisted of Nortel’s optical manufacturing operations in Châteaudun, France and certain other business acquisitions that were not individually significant to the Company’s results of operations and financial position. Accordingly, our audit did not include the internal control over financial reporting at these acquired businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006 of the Company and our report dated May 30, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 30, 2006

ITEM 9B.	OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2006 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2006 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
      Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2006 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2006 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2006 Annual General Meeting of Shareholders. Such information is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Documents filed as part of this annual report on Form 10-K:

1. Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules. The following financial statement schedule is filed as part of this report and should be read together with our financial statements:

Schedule II — Valuation and Qualifying Accounts.

3. Exhibits. The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
3.01	Memorandum and New Articles of Association of the Registrant.	10-Q	000-23354	02-09-01	3.1
3.02	Summary of amendments to Memorandum and Articles of Association of the Registrant.	8-K	000-23354	02-03-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of May 8, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04
4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.03
4.04	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01
4.05	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.04
4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

			Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.07	Credit Agreement dated as of May 27, 2005 among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.	8-K	000-23354	06-03-05	4.01
4.08	Credit Agreement dated as of May 27, 2005 among Flextronics International USA, Inc., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.	8-K	000-23354	06-03-05	4.02
4.09	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.	8-K	000-23354	11-19-04	4.1

			Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.10	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01
10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.07	Registrant’s 2001 Equity Incentive Plan.†	10-K	000-23354	06-14-05	10.07
10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.10	Registrant’s 2004 Award Plan for New Employees, as amended.	8-K	000-23354	05-18-05	10.01
10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08
10.12	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09
10.13	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.14	Supplemental Contingent Share Award Agreement dated August 17, 2004 by and between Michael E. Marks and the Registrant.†	10-Q	333-120291	11-08-04	10.01
10.15	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.16	Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.17	Award agreement for Peter Tan†	8-K	000-23354	07-13-05	10.05
10.18	Compensation arrangement between the Registrant and Michael McNamara and Thomas J. Smach†	8-K	000-23354	12-23-05	10.03

Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.19	Compensation arrangement between the Registrant and Michael McNamara, Thomas J. Smach and Peter Tan†	8-K	000-23354	04-21-06	10.01
10.20	Agreement, dated as of November 30, 2005, between Michael Marks and Flextronics International USA, Inc.†	8-K	000-23354	12-01-05	10.01
10.21	Flextronics International USA, Inc. Amended & Restated Senior Executive Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.01
10.22	Flextronics International USA, Inc. Amended & Restated Special Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.02
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K).					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X
32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

†	Management contract, compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flextronics International Ltd.

By:	/s/ MICHAEL M. MCNAMARA

Michael M. McNamara
Chief Executive Officer
Date: May 30, 2006
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Michael M. McNamara and Thomas J. Smach and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA Michael M. McNamara	Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2006

/s/ THOMAS J. SMACH Thomas J. Smach	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2006

/s/ MICHAEL E. MARKS Michael E. Marks	Chairman of the Board	May 30, 2006

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	May 30, 2006

/s/ JAMES A. DAVIDSON James A. Davidson	Director	May 30, 2006

/s/ ROCKWELL SCHNABEL Rockwell Schnabel	Director	May 30, 2006

/s/ AJAY B. SHAH Ajay B. Shah	Director	May 30, 2006

Signature	Title	Date

/s/ RICHARD L. SHARP Richard L. Sharp	Director	May 30, 2006

/s/ LIP-BU TAN Lip-Bu Tan	Director	May 30, 2006

VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II
Years Ended March 31, 2006, 2005 and 2004

		Additions

	Balance at		Charged to		Balance at
	Beginning	Effect of	Costs and	Deductions/	End of
	of Year	Acquisitions	Expenses	Write-Offs	Year

	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2004	$36,870	$9,481	$1,256	$(9,640)	$37,967
Year ended March 31, 2005	$37,967	$1,122	$4,374	$(16,822)	$26,641
Year ended March 31, 2006	$26,641	$—	$105	$(8,997)	$17,749

EXHIBIT INDEX

			Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
3.01	Memorandum and New Articles of Association of the Registrant.	10-Q	000-23354	02-09-01	3.1
3.02	Summary of amendments to Memorandum and Articles of Association of the Registrant.	8-K	000-23354	02-03-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of May 8, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04
4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.03
4.04	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01
4.05	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.04
4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

			Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.07	Credit Agreement dated as of May 27, 2005 among Flextronics International Ltd., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.	8-K	000-23354	06-03-05	4.01
4.08	Credit Agreement dated as of May 27, 2005 among Flextronics International USA, Inc., the lenders named therein, ABN AMRO Bank N.V., as administrative agent, ABN AMRO Incorporated, as lead arranger and sole bookrunner, The Bank of Nova Scotia, as co-lead arranger and syndication agent, Bank of America, N.A., Citicorp USA, Inc., Deutsche Bank AG, New York Branch and BNP Paribas, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Merrill Lynch Capital Corporation and Skandinaviska Enskilda Banken AB, as senior managing agents, HSBC Bank USA, National Association, Barclays Bank PLC, KeyBank National Association, Royal Bank of Canada and UBS Securities LLC, as managing agents, and Bank of America, N.A., as the issuer of letters of credit thereunder.	8-K	000-23354	06-03-05	4.02
4.09	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.	8-K	000-23354	11-19-04	4.1

			Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.10	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01
10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.07	Registrant’s 2001 Equity Incentive Plan.†	10-K	000-23354	06-14-05	10.07
10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.10	Registrant’s 2004 Award Plan for New Employees, as amended.	8-K	000-23354	05-18-05	10.01
10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08
10.12	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09
10.13	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.14	Supplemental Contingent Share Award Agreement dated August 17, 2004 by and between Michael E. Marks and the Registrant.†	10-Q	333-120291	11-08-04	10.01
10.15	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.16	Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.17	Award agreement for Peter Tan†	8-K	000-23354	07-13-05	10.05
10.18	Compensation arrangement between the Registrant and Michael McNamara and Thomas J. Smach†	8-K	000-23354	12-23-05	10.03
10.19	Compensation arrangement between the Registrant and Michael McNamara, Thomas J. Smach and Peter Tan†	8-K	000-23354	04-21-06	10.01

Incorporated by Reference

Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.20	Agreement, dated as of November 30, 2005, between Michael Marks and Flextronics International USA, Inc.†	8-K	000-23354	12-01-05	10.01
10.21	Flextronics International USA, Inc. Amended & Restated Senior Executive Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.01
10.22	Flextronics International USA, Inc. Amended & Restated Special Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.02
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K).					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X
32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

†	Management contract, compensatory plan or arrangement.