Form 10-Q
period 2006-06-30
FLEXTRONICS INTERNATIONAL LTD.
filed 2006-08-08
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 2, 2006, there were 578,787,915 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flextronics International Ltd.:

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations and cash flows for the three month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 30, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 7, 2006

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
	(In thousands, except
	share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$885,709	$942,859
Accounts receivable, net of allowance for doubtful accounts of $18,454 and $17,749 as of June 30, 2006 and March 31, 2006, respectively	1,762,020	1,496,520
Inventories	2,242,856	1,738,310
Deferred income taxes	10,488	9,643
Current assets of discontinued operations	93,066	89,509
Other current assets	568,055	620,095

Total current assets	5,562,194	4,896,936
Property and equipment, net of accumulated depreciation of $1,294,865 and $1,234,341 as of June 30, 2006 and March 31, 2006, respectively	1,699,895	1,586,486
Deferred income taxes	644,586	646,431
Goodwill	2,782,266	2,676,727
Other intangible assets, net	109,978	115,064
Long-term assets of discontinued operations	557,766	574,384
Other assets	529,752	462,379

Total assets	$11,886,437	$10,958,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$148,773	$106,099
Accounts payable	3,292,030	2,758,019
Accrued payroll	196,530	184,483
Current liabilities of discontinued operations	53,748	57,213
Other current liabilities	951,022	852,490

Total current liabilities	4,642,103	3,958,304
Long-term debt and capital lease obligations, net of current portion	1,658,373	1,488,975
Long-term liabilities of discontinued operations	24,480	30,578
Other liabilities	134,219	125,903
Commitments and contingencies (Note K)
Shareholders’ equity:
Ordinary shares, no par value; 578,645,244 and 578,141,566 shares issued and outstanding as of June 30, 2006 and March 31, 2006, respectively	5,579,438	5,572,574
Accumulated deficit	(156,935)	(241,438)
Accumulated other comprehensive income	4,759	27,565
Deferred compensation	—	(4,054)

Total shareholders’ equity	5,427,262	5,354,647

Total liabilities and shareholders’ equity	$11,886,437	$10,958,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2006	2005
	(In thousands, except
	per share amounts)
	(Unaudited)

Net sales	$4,059,143	$3,823,055
Cost of sales (including $620 of stock-based compensation expense for the three months ended June 30, 2006)	3,823,147	3,573,142
Restructuring charges	—	27,572

Gross profit	235,996	222,341
Selling, general and administrative expenses (including $6,440 of stock-based compensation expense for the three months ended June 30, 2006)	119,135	129,053
Intangible amortization	7,228	8,935
Restructuring charges	—	5,117
Interest and other expense, net	29,200	23,865

Income from continuing operations before income taxes	80,433	55,371
Provision for (benefit from) income taxes	4,746	(1,407)

Income from continuing operations	75,687	56,778
Discontinued operations:
Income from discontinued operations, net of tax	8,816	1,929

Net income	$84,503	$58,707

Earnings per share:
Income from continuing operations:
Basic	$0.13	$0.10

Diluted	$0.13	$0.09

Income from discontinued operations:
Basic	$0.02	$0.00

Diluted	$0.02	$0.00

Net income:
Basic	$0.15	$0.10

Diluted	$0.14	$0.10

Weighted-average shares used in computing per share amounts:
Basic	578,466	569,325

Diluted	586,005	598,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,503	$58,707
Depreciation and amortization	81,101	89,538
Change in working capital and other, net of effect of acquisitions	(263,480)	(96,529)

Net cash (used in) provided by operating activities	(97,876)	51,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(82,480)	(52,915)
Acquisitions of businesses, net of cash acquired	(90,863)	(133,265)
Other investments and notes receivable	5,738	23,034

Net cash used in investing activities	(167,605)	(163,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	1,889,138	750,614
Repayments of bank borrowings, long-term debt and capital lease obligations	(1,676,429)	(730,239)
Net proceeds from issuance of ordinary shares	3,008	23,029

Net cash provided by financing activities	215,717	43,404

Effect of exchange rate on cash	(7,386)	28,975

Net decrease in cash and cash equivalents	(57,150)	(39,051)
Cash and cash equivalents at beginning of period	942,859	869,258

Cash and cash equivalents at end of period	$885,709	$830,207

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of businesses financed with seller notes	$152,870	$—
Equipment acquired under capital lease obligations	$—	$741

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — ORGANIZATION OF THE COMPANY

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEM”) of a broad range of products in the following market segments: computing; mobile communications; consumer digital; infrastructure; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical. The Company’s strategy is to provide customers with a full range of vertically-integrated global supply chain services through which the Company designs, builds and ships a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle. The Company also provides after-market services such as logistics, repair and warranty services.

The Company’s services include rigid printed circuit board and flexible circuit fabrication, systems assembly and manufacturing (including enclosures, testing services, materials procurement and inventory management), logistics and after-market services (including product repair, re-manufacturing and maintenance). Additionally, the Company provides market-specific design and engineering services ranging from contract design services, where the customer purchases services on a time and materials basis, to original product design and manufacturing services, where the customer purchases a product that was designed, developed and manufactured by the Company (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by the Company’s OEM customers under the OEM’s brand name. The Company’s contract design and ODM services include user interface and industrial design, mechanical engineering and tooling design, electronic system design and printed circuit board design.

During the second quarter of fiscal year 2006, the Company sold its Semiconductor division to AMIS Holdings, Inc., the parent company of AMI Semiconductor, Inc. On April 13, 2006, the Company entered into a definitive agreement to sell its Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. The Software Development and Solutions business and the Semiconductor division are being treated as discontinued operations in the condensed consolidated financial statements. Refer to Note M, “Discontinued Operations” for further discussion of these divestitures.

NOTE B — SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

The Company’s fiscal year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each respective calendar quarter. The third and fourth fiscal quarters end on December 31 and March 31, respectively.

Amounts included in the condensed consolidated financial statements are expressed in U.S. dollars unless otherwise designated as Indian Rupees (Rs).

The accompanying unaudited condensed consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a minority interest for the ownership interest of the minority owner. As of June 30, 2006, minority interest was $13.5 million, of which $9.8 million is included in other liabilities and $3.7 million is included in long-term liabilities of discontinued operations in the condensed consolidated balance sheet. As of March 31, 2006, minority interest was $23.4 million, of which $10.8 million is included in other liabilities and $12.6 million is included in long-term liabilities of discontinued operations in the condensed consolidated balance sheet. The associated minority interest expense has not been material to the Company’s results of operations for the three months ended June 30, 2006 and 2005, and has been classified within income from discontinued operations or as interest and other expense, net, in the condensed consolidated statements of operations. Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20%, or has the ability to significantly influence the operating decisions of the investee; otherwise, the cost method is used.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, inventory write-downs, valuation allowances for deferred tax assets, useful lives of property, equipment and intangible assets, asset impairments, fair values of derivative instruments and the related hedged items, restructuring charges, contingencies, capital leases, and the fair values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

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

Revenue Recognition

The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. The Company makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based on its analysis of historical returns, current economic trends and changes in customer demand. These provisions were not material to the condensed consolidated financial statements for the three months ended June 30, 2006 and 2005.

The Company provides a comprehensive suite of services for its customers that range from contract design to original product design to repair services. The Company recognizes service revenue when the services have been

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performed and the related costs are expensed as incurred. Net sales for services from continuing operations were less than 10% of the Company’s total sales from continuing operations during the three months ended June 30, 2006 and 2005.

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

Long-term Investments

The Company has certain investments in non-publicly traded companies. These investments are included within other assets in the Company’s condensed consolidated balance sheets. As of June 30, 2006 and March 31, 2006, these investments totaled $203.5 million and $173.9 million, respectively. Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20%, or has the ability to significantly influence the operating decisions of the issuer; otherwise, the cost method is used. The Company monitors these investments for impairment and makes appropriate reductions in carrying values as required.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories related to continuing operations, net of applicable lower of cost or market write-downs, were as follows:

	June 30,	March 31,
	2006	2006
	(In thousands)

Raw materials	$1,193,505	$884,940
Work-in-progress	386,319	335,061
Finished goods	663,032	518,309

Total	$2,242,856	$1,738,310

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangibles

Goodwill of the reporting units is tested for impairment each year on January 31st and whenever events or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available that is regularly reviewed by management. For purposes of the annual goodwill impairment evaluation during fiscal year 2006, the Company identified three separate reporting units: Electronic Manufacturing Services, Printed Circuit Board division and Software Development and Solutions business. If the carrying amount of any reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. Further, to the extent the carrying amount of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired.

The following table summarizes the activity in the Company’s goodwill account relating to continuing operations during the three months ended June 30, 2006:

Three Months
Ended
June 30, 2006
(In thousands)

Balance, beginning of the period	$2,676,727
Additions	90,373
Foreign currency translation adjustments	15,166

Balance, end of the period	$2,782,266

The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. Intangible assets are primarily comprised of customer-related intangibles, which include contractual agreements and customer relationships. Other acquired intangibles are primarily comprised of patents and trademarks, and developed technologies. Customer related intangibles and other acquired intangibles are amortized on a straight-line basis over a period of up to ten years. No residual value is estimated for any intangible assets. During the three months ended June 30, 2006, there was approximately $1.9 million of additions to intangible assets related to licenses. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on third-party valuations of the net assets acquired. The Company is in the process of determining the fair value of its intangible assets acquired from certain acquisitions. Such valuations are completed within one year of purchase. The components of acquired intangible assets relating to continuing operations are as follows:

	June 30, 2006			March 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)

Intangible assets:
Customer-related intangibles	$149,415	$(41,829)	$107,586	$150,471	$(36,086)	$114,385
Other acquired intangibles	28,434	(26,042)	2,392	26,521	(25,842)	679

Total	$177,849	$(67,871)	$109,978	$176,992	$(61,928)	$115,064

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total intangible amortization expense recognized from continuing operations during the three months ended June 30, 2006 and 2005 was $7.2 million and $8.9 million, respectively. The estimated future annual amortization expense related to acquired intangible assets from continuing operations is as follows:

Fiscal Years Ending March 31,	Amount
	(In thousands)

2007	$19,653	(1)
2008	24,497
2009	20,284
2010	17,985
2011	13,825
Thereafter	13,734

Total amortization expense	$109,978

(1)	Represents estimated amortization for the nine-month period ending March 31, 2007.

Derivative Instruments and Hedging Activities

All derivative instruments are recorded on the balance sheet at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is measured on a quarterly basis by calculating the ratio of the cumulative change in the fair value of the derivative instrument to the cumulative change in the hedged item. The effective portion of changes in the fair value of the derivative instrument is recorded in shareholders’ equity as a separate component of accumulated other comprehensive income (loss), and recognized in the condensed consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently assessing the impact of the adoption of FIN 48.

NOTE C — STOCK-BASED COMPENSATION

Stock Option and Incentive Plans

As of June 30, 2006, the Company had three stock-based employee compensation plans: the 2001 Equity Incentive Plan (the “2001 Plan”), the 2002 Interim Incentive Plan (the “2002 Plan”), and the 2004 Award Plan for New Employees (the “2004 Plan”).

The 2001 Plan, which provides for grants of up to 27,000,000 shares (plus shares available under prior Company plans and assumed plans consolidated into the 2001 Plan), contains a discretionary option grant program, an automatic option grant program, and a discretionary share bonus award program. The discretionary option grant program and share bonus award program are administered by the Compensation Committee with respect to executive officers and directors, and by the Chief Executive Officer with respect to all other employees. Options issued under the 2001 Plan generally vest over four years and generally expire ten years from the date of grant.

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

The Company grants key employees rights to acquire a specified number of ordinary shares for no cash consideration under its 2001 Plan and its 2002 Plan (“restricted stock units”) in exchange for continued service with the Company. Restricted stock units awarded under the plan generally vest in installments over a three to five-year period and unvested units are forfeited upon termination of employment. Vesting for certain restricted stock units is contingent upon both service and performance criteria.

Adoption of SFAS 123(R)

Prior to April 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. The Company applied the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. Costs of restricted stock units granted, determined to be the fair market value of the shares at the date of grant, have been recognized as compensation expense ratably over the respective vesting period.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), requiring the recognition of expense related to the fair value of the Company’s stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R), and therefore has not restated financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to March 31, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company generally recognizes compensation expense for all share-based payment awards on a straight-line basis over the respective requisite service periods of the awards. For restricted stock units where vesting is contingent upon both a service and a performance condition, compensation expense is recognized on a graded attribute basis over the respective requisite service period of the award when achievement of the performance condition is considered probable.

As a result of adopting SFAS 123(R) on April 1, 2006, the Company’s income from continuing operations for the three months ended June 30, 2006 was approximately $4.8 million lower, and basic and diluted income from continuing operations per share was approximately $0.01 lower than if the Company had continued to account for share-based compensation under APB 25. The Company also recognized $299,000 of incremental share-based compensation expense attributable to discontinued operations for the three months ended June 30, 2006. As a result of the Company’s adoption of SFAS 123(R), diluted net income per share for the same period was approximately $0.01 lower than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123(R), forfeitures were recognized as they occurred, and compensation previously recognized was reversed for forfeitures of unvested share-based awards. As a result of the Company’s adoption of SFAS 123(R), management now makes an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The cumulative effect from this change in accounting principle was not material for the three months ended June 30, 2006.

Determining Fair Value

Valuation and Amortization Method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The costs of restricted stock units granted is the fair market value of the shares at the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period. For restricted stock units where vesting is contingent upon both a service and a performance condition, compensation expense is recognized on a graded attribute basis over the respective requisite service period of the award when achievement of the performance condition is considered probable.

Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility — The Company’s expected volatility is based on a combination of implied volatility related to publicly traded options together with historical volatility.

Expected Dividend — The Company has never paid dividends on its ordinary shares and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield currently available on U.S. Treasury constant maturities issues with an equivalent remaining term.

Estimated Forfeitures — When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.

Fair Value — The fair value of the Company’s stock options granted to employees for the three months ended June 30, 2006 and 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,
	2006	2005

Expected term	4.9 years	4 years
Expected volatility	40.3%	39.0%
Expected dividend	0.0%	0.0%
Risk-free interest rate	4.9%	3.8%
Estimated annual forfeitures	4.0%	0.0%
Weighted-average fair value	$4.55	$4.15

Stock Compensation Expense

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The Company recognized $7.4 million of stock-based compensation expense during the three months ended June 30, 2006, including $6.4 million attributable to selling, general and administrative expenses, $620,000 relating to cost of sales, and $353,000 for discontinued operations. Total stock-based compensation capitalized as part of inventory during the three months ended June 30, 2006 was $495,000. The Company recognized $663,000 of stock-based compensation related to its restricted stock unit awards as a selling, general and administrative expense during the three months ended June 30, 2005.

As of June 30, 2006, the total compensation cost related to unvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $51.9 million, net of estimated forfeitures of $3.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.62 years and will be adjusted for subsequent changes in estimated forfeitures.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows when applicable. In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three months ended June 30, 2006 and 2005, the Company did not recognize any excess tax benefits as a financing cash inflow related to its stock-based compensation plans.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Awards Activity

The following is a summary of option activity for the Company’s stock option and incentive plans, excluding non-vested restricted stock units:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Shares	Price	in Years	Intrinsic Value

Outstanding as of March 31, 2006	55,042,556	$12.04
Granted	5,429,550	10.73
Exercised	(493,511)	6.04
Forfeitures and cancellations	(4,303,013)	16.01

Outstanding as of June 30, 2006	55,675,582	$11.65	7.03	$58,193,892

Vested and expected to vest as of June 30, 2006	54,820,068	$11.67	7.00	$57,829,912
Exercisable as of June 30, 2006	39,687,270	$12.28	6.52	$45,344,896

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2006 for the approximately 20.1 million options that were in-the-money at June 30, 2006. During the three months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2.7 million and $13.9 million, respectively, determined as of the date of option exercise.

Cash received from option exercises under all stock-based plans for the three months ended June 30, 2006 and 2005 was $3.0 million and $19.5 million, respectively.

The following table summarizes the Company’s restricted stock unit activity for the three months ended June 30, 2006:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested restricted stock units as of March 31, 2006	646,000	$8.40
Granted	4,032,500	8.08
Vested	(9,000)	15.30
Forfeited	(42,000)	9.38

Non-vested restricted stock units as of June 30, 2006	4,627,500	$8.10

As of June 30, 2006, the total unrecognized compensation cost related to non-vested restricted stock units granted to employees under the Company’s stock option plans was approximately $32.7 million, net of estimated forfeitures of approximately $1.6 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 3.69 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $138,000 and $1.7 million, respectively.

During the three months ended June 30, 2006, the Company granted 1,715,000 non-vested restricted stock units to certain key employees in exchange for 3,150,000 fully vested options to purchase the ordinary shares of the Company with a weighted-average exercise price of $17.08 per ordinary share. The aggregate fair value of the options surrendered was approximately $11.8 million, or $3.74 per option, resulting in additional compensation of approximately $7.8 million, or $4.52 per share, for the non-vested restricted stock units granted in exchange. These

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock units vest over a period between three to five years. Further, vesting for 775,000 of these restricted stock units, and 212,500 of additional restricted stock units granted during the three months ended June 30, 2006, is contingent upon both a service requirement and the Company’s achievement of certain longer term goals, which are currently estimated as probable of being achieved. Compensation expense for restricted stock units with both a service and performance condition is being recognized on a graded attribute basis over the respective requisite service period of the awards.

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three months ended June 30, 2005 (in thousands, except per share amounts):

Three Months
Ended
June 30, 2005

Net income, as reported	$58,707
Add: Stock-based compensation expense included in reported net income, net of tax	663
Less: Fair value compensation costs, net of tax	(10,304)

Pro forma net income	$49,066

Basic earnings per share:
As reported	$0.10

Pro forma	$0.09

Diluted earnings per share:
As reported	$0.10

Pro forma	$0.08

For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective requisite service periods of the awards, with forfeitures recognized as they occurred. For the three months ended June 30, 2005, stock-based compensation included expense attributable to the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The fair value of shares issued under the Company’s Purchase Plan for the three months ended June 30, 2005 was estimated using the following weighted-average assumptions:

Three Months
Ended
June 30, 2005

Expected term	0.5 years
Expected volatility	34.4%
Expected dividend	0.0%
Risk-free interest rate	1.9%

The Company’s Purchase Plan was terminated by the Board of Directors on October 14, 2005, discontinuing share issuances subsequent to March 31, 2006.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), requires entities to present both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.

Diluted earnings per share reflects the potential dilution from stock options, restricted stock units and convertible securities. The potential dilution from stock options exercisable into ordinary share equivalents and restricted stock units was computed using the treasury stock method based on the average fair market value of the Company’s ordinary shares for the period. The potential dilution from the conversion spread (excess of conversion value over face value) of its subordinated notes convertible into ordinary share equivalents was calculated as the quotient of the conversion spread and the average fair market value of the Company’s ordinary shares for the period.

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted net income per share from continuing operations:

	Three Months Ended June 30,
	2006	2005
	(In thousands, except per share amounts)

Basic earnings from continuing operations per share:
Net income from continuing operations	$75,687	$56,778
Shares used in computation:
Weighted-average ordinary shares outstanding	578,466	569,325

Basic earnings from continuing operations per share	$0.13	$0.10

Diluted earnings from continuing operations per share:
Net income from continuing operations	$75,687	$56,778
Shares used in computation:
Weighted-average ordinary shares outstanding	578,466	569,325
Weighted-average ordinary share equivalents from stock options and awards(1)	6,683	9,925
Weighted-average ordinary share equivalents from convertible notes(2)	856	19,048

Weighted-average ordinary shares and ordinary share equivalents outstanding	586,005	598,298

Diluted earnings from continuing operations per share	$0.13	$0.09

(1)	Ordinary share equivalents from stock options to purchase 41,490,744 and 31,942,677 shares outstanding during the three months ended June 30, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)	During the three months ended June 30, 2005, 19,047,619 ordinary share equivalents related to the zero coupon convertible junior subordinated notes were included as common stock equivalents. Effective April 1, 2006, the Company determined it has the positive intent and ability to settle the principal amount of its zero coupon convertible junior subordinated notes in cash and settle any conversion spread (excess of conversion value over face value) in stock. Accordingly, 18,571,429 ordinary share equivalents related to the principal portion of the notes are excluded from the computation of diluted earnings per share, and 856,234 ordinary share equivalents

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the conversion spread have been included as common stock equivalents during the three months ended June 30, 2006.

In addition, as the Company has the positive intent and ability to settle the principal amount of its 1% convertible subordinated notes due August 2010 in cash, 32,206,119 ordinary share equivalents related to the principal portion of the notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. During the three months ended June 30, 2006 and 2005, the conversion obligation was less than the principal portion of the convertible notes and accordingly, no additional shares were included as ordinary share equivalents.

NOTE E — OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)

Net income	$84,503	$58,707
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(14,258)	(66,960)
Unrealized holding gain (loss) on investments and derivative instruments, net of taxes	(8,548)	1,557

Comprehensive income (loss)	$61,697	$(6,696)

NOTE F — BANK BORROWINGS AND LONG-TERM DEBT

As of June 30, 2006, there were $180.0 million of borrowings outstanding under the Company’s $1.35 billion revolving credit facility included in long-term debt and capital lease obligations in the condensed consolidated balance sheets. The credit facility expires May 2010, is unsecured, and contains certain covenants that are subject to a number of significant exceptions and limitations. As of June 30, 2006, the Company was in compliance with the financial covenants under this credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2006, there were no amounts outstanding under this facility.

The Company has various uncommitted revolving credit facilities in the amount of $225.0 million in the aggregate, under which there were $140.0 million and $100.0 million of borrowings outstanding as of June 30, 2006 and March 31, 2006, respectively. These facilities bear annual interest of LIBOR plus 0.45%, with maturities ranging from one to six months. These credit facilities are unsecured and contain certain covenants that are aligned with the covenants under the Company’s $1.35 billion revolving credit facility discussed above. As of June 30, 2006, the Company was in compliance with the financial covenants under these facilities.

On March 2, 2003, the Company entered into a Note Purchase Agreement with Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. (the “Note Holders”), affiliates of Silver Lake Partners, pursuant to which the Company has outstanding $195.0 million aggregate principal amount of its Zero Coupon Convertible Junior Subordinated Notes due 2008 to the Note Holders. On July 14, 2006, the Company entered into a First Amendment to Note Purchase Agreement (the “First Amendment”) with the Note Holders, providing for the amendment of the Note Purchase Agreement and the Notes to, among other things (i) extend the maturity date of the Notes to July 31, 2009 and (ii) provide for net share settlement of the Notes upon maturity. The Notes may no longer be converted or redeemed prior to maturity, other than in connection with certain change of control transactions, and upon maturity will be net share settled by the payment of cash equal to the face amount of the Notes and the issuance of shares to settle any conversion spread (excess of conversion value over face amount) of the Notes.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — FINANCIAL INSTRUMENTS

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

As of June 30, 2006, the Company recognized approximately $13.2 million in other current liabilities to reflect the fair value of these short-term foreign currency forward contracts. As of March 31, 2006, the fair value of these short-term foreign currency forward contracts was not material. As of June 30, 2006 and March 31, 2006, the Company also recognized deferred losses of approximately $10.3 million and deferred gains of approximately $292,000, respectively, in other comprehensive income (loss) relating to changes in fair value of these foreign currency forward contracts. These losses are expected to be recognized in earnings over the twelve month period subsequent to recognition in other comprehensive income (loss). The gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for all periods presented.

On November 17, 2004, the Company issued $500.0 million of 6.25% senior subordinated notes due in November 2014, of which $402.1 million of the original amount issued was outstanding as of June 30, 2006 and March 31, 2006. Interest is payable semi-annually on May 15 and November 15. The Company also entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to a variable rate. The swaps, having notional amounts totaling $400.0 million and which expire in 2014, are accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the terms of the swaps, the Company pays an interest rate equal to the six-month LIBOR, (estimated at 5.87% at June 30, 2006), set in arrears, plus a fixed spread ranging from 1.37% to 1.52%, and receives a fixed rate of 6.25%. The swap transaction qualifies for the shortcut method of recognition under SFAS 133, and therefore no portion of the swap is treated as ineffective. As of June 30, 2006 and March 31, 2006, the Company recognized a $26.0 million and $16.9 million liability, respectively, to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% senior subordinated notes. These amounts were included in other current liabilities as of June 30, 2006 and March 31, 2006.

NOTE H — TRADE RECEIVABLES SECURITIZATION

The Company continuously sells a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity. The Company pays annual facility and commitment fees of up to 0.24% for unused amounts and program fees of up to 0.34% of outstanding amounts. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2006 and March 31, 2006, approximately $254.8 million and $228.0 million of the Company’s accounts receivable, respectively, had been sold to the third-party qualified special purpose entity described above, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $169.5 million and $156.6 million from the unaffiliated financial institutions for the sale of these receivables during the three months ended June 30, 2006 and March 31, 2006, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $85.3 million and $71.4 million as of June 30, 2006 and March 31, 2006, respectively. The Company also sells its accounts receivable to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $217.1 million and $218.5 million as of June 30, 2006 and March 31, 2006, respectively.

In accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), the accounts receivable balances that were sold were removed from the condensed consolidated balance sheets and are reflected as cash provided by operating activities in the condensed consolidated statement of cash flows.

NOTE I — RESTRUCTURING CHARGES

The Company had initiated a series of restructuring activities intended to realign the Company’s global capacity and infrastructure with demand by its OEM customers so as to optimize the operational efficiency, which included reducing excess workforce and capacity, and consolidating and relocating certain manufacturing and administrative facilities to lower-cost regions.

The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that the Company has shifted its manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, and is better utilizing its overall existing manufacturing capacity.

Liabilities for costs associated with exit or disposal of activities are recognized when incurred.

As of June 30, 2006 and March 31, 2006, assets that were no longer in use and held for sale as a result of restructuring activities each totaled approximately $40.6 million, primarily representing manufacturing facilities located in the Americas that have been closed as part of the facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other assets on the condensed consolidated balance sheets.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not incur any restructuring charges during the three months ended June 30, 2006. As of June 30, 2006 and March 31, 2006, accrued facility closure costs related to restructuring charges incurred during fiscal year 2006 were approximately $36.8 million and $48.4 million, respectively, of which approximately $8.1 million and $9.6 million, respectively, was classified as a long-term obligation. As of June 30, 2006 and March 31, 2006, accrued facility closure costs related to restructuring charges incurred during fiscal years 2005 and prior were approximately $13.3 million and $15.6 million, respectively, of which approximately $6.2 million and $7.3 million, respectively, was classified as a long-term obligation. The following table summarizes the respective payments and remaining accrued balance as of June 30, 2006 for restructuring charges incurred prior to the three months ended June 30, 2006:

		Other
	Severance	Exit Costs	Total
	(In thousands)

Balance as of March 31, 2006	$41,378	$22,644	$64,022
Activities during the quarter:
Cash payments for charges incurred in fiscal year 2006	(10,324)	(1,307)	(11,631)
Cash payments for charges incurred in fiscal year 2005	(243)	—	(243)
Cash payments for charges incurred in fiscal year 2004 and prior	(501)	(1,509)	(2,010)

Balance as of June 30, 2006	30,310	19,828	50,138
Less: Current portion (classified as other current liabilities)	(25,917)	(9,956)	(35,873)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$4,393	$9,872	$14,265

Fiscal Year 2006

The Company recognized restructuring charges of approximately $215.7 million during fiscal year 2006 related to severance, the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities, of which $32.7 million was recognized during the three months ended June 30, 2005. The Company classified approximately $185.6 million ($27.6 million during the three months ended June 30, 2005) of the charges associated with facility closures as a component of cost of sales during fiscal year 2006.

The facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During fiscal year 2006, the Company recorded approximately $72.3 million of other exit costs primarily associated with contractual obligations, of which $14.5 million was recognized during the three months ended June 30, 2005.

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

Total:
Severance	13,925	23,215	50,720	25,230	113,090
Long-lived asset impairment	4,303	14,369	6,360	5,272	30,304
Other exit costs	14,461	12,762	11,477	33,647	72,347

Total restructuring charges	$32,689	$50,346	$68,557	$64,149	$215,741

During fiscal year 2006, the Company recorded approximately $113.1 million ($13.9 million during the three months ended June 30, 2005) of employee termination costs associated with the involuntary terminations of approximately 7,300 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 1,400, 100, and 5,800 for the Americas, Asia and Europe, respectively. Approximately $96.2 million ($9.9 million during the three months ended June 30, 2005) of the net charges was classified as a component of cost of sales.

During fiscal year 2006, the Company recorded approximately $30.3 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures, of which $4.3 million was recognized during the three months ended June 30, 2005. Approximately $27.1 million ($4.1 million during the three months ended June 30, 2005) of this amount was classified as a component of cost of sales. The restructuring charges recorded during fiscal year 2006 also included approximately $72.3 million ($14.5 million during the three months ended June 30, 2005) for other exit costs, of which approximately $62.3 million ($13.6 million during the three months ended June 30, 2005) was classified as a component of cost of sales. The amount recognized during fiscal year 2006 was primarily comprised of contractual obligations of approximately $30.3 million ($10.5 million during the three months ended June 30, 2005) and customer disengagement costs of approximately $34.5 million ($1.2 million during the three months ended June 30, 2005).

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For further discussion of the Company’s historical restructuring activities, refer to Note 10 “Restructuring Charges” to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

NOTE J — SEGMENT REPORTING

As of June 30, 2006, the Company operates and internally manages two operating segments, Electronics Manufacturing Services (EMS) and Software Development and Services, which are combined for operating segment disclosures as they do not meet the quantitative thresholds for separate disclosure established in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In April 2006, the Company entered into a definitive agreement to sell its Software Development and Solutions business (refer to Note M, “Discontinued Operations” for further discussion). Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.

Geographic information for continuing operations is as follows:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)

Net sales:
Asia	$2,396,670	$1,948,946
Americas	891,471	795,441
Europe	771,002	1,078,668

	$4,059,143	$3,823,055

	June 30,	March 31,
	2006	2006
	(In thousands)

Long-lived assets:
Asia	$1,038,749	$924,492
Americas	442,842	436,191
Europe	328,282	340,867

	$1,809,873	$1,701,550

Revenues are attributable to the country in which the product is manufactured.

For purposes of the preceding tables, “Asia” includes Bangladesh, China, India, Indonesia, Japan, Malaysia, Mauritius, Pakistan, Singapore, Taiwan and Thailand; “Americas” includes Argentina, Brazil, Canada, Colombia, Mexico, Venezuela, and the United States; “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, the Netherlands, Norway, Poland, South Africa, Spain, Sweden, Switzerland, Ukraine, and the United Kingdom. During the three months ended June 30, 2006, there were no revenues attributable to Argentina, Bangladesh, Colombia, Indonesia, Pakistan, Thailand and Venezuela as a result of the Company’s divestiture of the Network Services business in the September 2005 fiscal quarter.

During the three months ended June 30, 2006 and 2005, net sales from continuing operations generated from Singapore, the principal country of domicile, were $82.4 and $56.6 million, respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

NOTE L — ACQUISITIONS AND DIVESTITURES

Acquisitions

The business and asset acquisitions described below were accounted for using the purchase method of accounting, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company’s condensed consolidated statements of operations from the acquisition dates forward. Pro forma information, with the exception of Nortel and Hughes Software Systems Limited, has not been presented, as the results of the operations of the acquired businesses were not material to the Company’s condensed consolidated financial statements on either an individual or an aggregate basis. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete these valuations within one year of the respective acquisition date.

Nortel

On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’ purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets has occurred in stages. In November 2004, the Company completed the closing of the optical design businesses in Canada and Northern Ireland. In February and August 2005, the Company completed the closing of the manufacturing system house operations in Montreal, Canada and Châteaudun, France, respectively. The final stage of the asset purchase occurred in May 2006, as the Company completed the closing of the manufacturing system house operations in Calgary, Canada.

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

The aggregate purchase price for the assets acquired was approximately $595.0 million and is subject to final working capital adjustments. As of June 30, 2006, the Company has made net payments of approximately $442.0 million in the aggregate to Nortel, of which approximately $70.0 million was paid in the three months ended June 30, 2006. The remaining consideration of approximately $153.0 million is expected to be paid during fiscal year 2007 and is classified as other current liabilities in the condensed consolidated balance sheet as of June 30, 2006. The allocation of the purchase price to specific assets and liabilities was based in part, upon independent third-party valuations, and internal estimates of cash flow and recoverability. Management currently estimates the allocation to be approximately $351.0 million to inventory, $40.0 million to fixed assets and other, $98.0 million to current and non-current liabilities with the remaining amounts being allocated to intangible assets, including goodwill. The purchases have resulted in purchased intangible assets of approximately $27.0 million and goodwill of approximately $275.0 million. The Company expects to finalize the purchase price allocations in the three month period ending September 2006.

Hughes Software Systems Limited (now known as Flextronics Software Systems Limited (“FSS”))

In October 2004, the Company acquired approximately 70% of the total outstanding shares of Hughes Software Systems Limited (now known as Flextronics Software Systems Limited (“FSS”)). During fiscal year 2006, the Company acquired an additional 26% incremental ownership, and during the three months ended June 30,

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, acquired an additional 3% for total cash consideration of approximately $15.7 million. The incremental investment reduced other liabilities by approximately $5.2 million, which was primarily related to minority interests net of increases in deferred taxes and other liabilities. The incremental investment also resulted in purchased identifiable intangible assets of $2.0 million and goodwill of $8.5 million, based on third-party valuations. As of June 30, 2006, the Company owns approximately 99% of the total outstanding shares of FSS. FSS was delisted from the Indian stock exchanges on February 10, 2006, and any shareholders whose shares have not been acquired (approximately 0.5 million shares as of June 30, 2006) may offer their shares for sale to the Company at the exit price of Rs. 725 per share (approximately US$15.64 per share as of June 30, 2006) for a period of six months following the date of the delisting.

The following table reflects the unaudited pro forma condensed consolidated results of operations for the periods presented, as though the acquisitions of Nortel’s operations in France and Canada and the acquisition of FSS had occurred as of the beginning of fiscal year 2006, after giving effect to certain adjustments and related income tax effects, which were not material:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands, except
	per share data)

Net sales	$4,128,543	$4,222,155
Income from continuing operations	75,087	56,988
Income from discontinued operations, net of tax	8,826	3,575
Net income	83,913	60,563
Basic earnings per share from continuing operations	$0.13	$0.10
Diluted earnings per share from continuing operations	$0.13	$0.10
Basic earnings per share from discontinued operations	$0.02	$0.01
Diluted earnings per share from discontinued operations	$0.02	$0.01
Basic earnings per share	$0.15	$0.11
Diluted earnings per share	$0.14	$0.10

Other Acquisitions

During the three months ended June 30, 2006, the Company completed certain acquisitions that were not individually significant to the Company’s condensed results of operations and financial position. The aggregate cash purchase price for these acquisitions, as well as contingent purchase price adjustments related to historical acquisitions, were not material.

During the three months ended June 30, 2005, the Company completed certain acquisitions that were not individually significant to the Company’s condensed results of operations and financial position. The aggregate cash purchase price for these acquisitions amounted to approximately $60.0 million, net of cash acquired. Goodwill and intangibles resulting from these acquisitions, as well as contingent purchase price adjustments for certain historical acquisitions, totaled approximately $54.6 million during the three months ended June 30, 2005. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through December 31, 2010. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

During the three months ended June 30, 2005, the Company paid approximately $10.5 million in cash for contingent purchase price adjustments relating to certain historical acquisitions.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M — DISCONTINUED OPERATIONS

Consistent with its strategy to evaluate the strategic and financial contributions of each of its operations and to focus on the primary growth objectives in the Company’s core EMS vertically-integrated business activities, the Company divested its Semiconductor business in September 2005. On April  13, 2006, the Company also entered into a definitive agreement to sell its Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. The Company will retain a 15% equity stake in the business, which will operate as an independent Software Development and Solutions company. As the Company will not have the ability to significantly influence the operating decisions of the divested business, the cost method of accounting for the investment will be used.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the divestitures of the Semiconductor and Software Development and Solutions businesses qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the statements of operations and balance sheets for all periods presented.

The results from discontinued operations were as follows:

	Three Months Ended June 30,
	2006	2005
	(In thousands)

Net sales	$70,109	$74,476
Cost of sales (including $7 of stock-based compensation expense for the three months ended June 30, 2006)	43,536	45,175

Gross profit	26,573	29,301
Selling, general and administrative expenses (including $346 of stock-based compensation expense for the three months ended June 30, 2006)	14,086	18,738
Intangible amortization	3,065	5,686
Interest and other (income) expense, net	(1,562)	2,152

Income before income taxes	10,984	2,725
Provision for income taxes	2,168	796

Net income on discontinued operations	$8,816	$1,929

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current and non-current assets and liabilities of discontinued operations were as follows:

	June 30,	March 31,
	2006	2006
	(In thousands)

Accounts receivable, net	$53,598	$63,129
Other current assets	39,468	26,380

Total current assets of discontinued operations	$93,066	$89,509

Goodwill	$469,370	$472,051
Other intangible assets, net	54,250	56,748
Other assets	34,146	45,585

Total non-current assets of discontinued operations	$557,766	$574,384

Accounts payable	$15,205	$13,744
Accrued payroll	19,043	19,216
Other current liabilities	19,500	24,253

Total current liabilities of discontinued operations	$53,748	$57,213

Total non-current liabilities of discontinued operations	$24,480	$30,578

NOTE N — RELATED PARTY TRANSACTIONS

As discussed in Note F, “Bank Borrowings and Long-Term Debt,” on July 14, 2006, the Company entered into the First Amendment to the Note Purchase Agreement with certain affiliates of Silver Lake Partners. Mr. James A. Davidson is a member of the Company’s Board of Directors and co-founder and managing director of Silver Lake Partners. The terms of the transaction were based on arms-length negotiations between the Company and Silver Lake Partners, and were approved by the Company’s Board of Directors as well as by the Audit Committee of the Company’s Board of Directors, with Mr. Davidson abstaining in each case.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including those discussed in this section, as well as in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2006. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.

OVERVIEW

We are a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEM”) of a broad range of products in the following market segments: computing; mobile communications; consumer digital; infrastructure; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical. We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; rigid printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; logistics; after-sales services; and multiple component product offerings.

We are one of the world’s largest EMS providers, with revenues from continuing operations of $4.1 billion during the three months ended June 30, 2006 and $15.3 billion during fiscal year 2006. As of March 31, 2006, our total manufacturing capacity was approximately 15.8 million square feet in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (the Americas, Asia and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. For the three months ended June 30, 2006, our net sales from continuing operations in the Americas, Asia and Europe represented approximately 22%, 59% and 19%, respectively, of our total net sales from continuing operations.

We believe that the combination of our extensive design and engineering services, global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial campuses in low-cost geographic areas, and operational track record provide us with a competitive advantage in the market for designing and manufacturing electronics products for leading multinational OEMs. Through these services and facilities, we simplify the global product development and manufacturing process and provide meaningful time to market and cost savings for our OEM customers.

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

On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets has occurred in stages. In November 2004, we completed the closing of the optical design businesses in Canada and Northern Ireland. In February and August 2005, we completed the closing of the manufacturing system house operations in Montreal, Canada and Châteaudun, France, respectively. The final stage of the asset purchase occurred in May 2006, as we completed the closing of the manufacturing system house operations in Calgary, Canada. The aggregate purchase price for the assets acquired was approximately $595.0 million and is subject to final working capital adjustments. As of June 30, 2006, we have made net payments of approximately $442.0 million in the aggregate to Nortel, of which approximately $70.0 million was paid in the three months ended June 30, 2006. The remaining consideration of approximately $153.0 million is expected to be paid during fiscal year 2007 and is classified as other current liabilities in the condensed consolidated balance sheet as of June 30, 2006. The allocation of the purchase price to specific assets and liabilities was based in part, upon independent third-party valuations, and internal estimates of cash flow and recoverability. Management currently estimates the allocation to be approximately $351.0 million to inventory, $40.0 million to fixed assets and other, $98.0 million to current and non-current liabilities with the remaining amounts being allocated to intangible assets, including goodwill. The purchases have resulted in purchased intangible assets of approximately $27.0 million and goodwill of approximately $275.0 million. The Company expects to finalize the purchase price allocations in the three month period ending September 2006.

The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services continues to escalate as an increasing number of OEMs have outsourced some or all of their design and manufacturing requirements. Price pressure on our customers’ products in their end markets has led to increased demand for EMS production capacity in the lower-cost regions of the world, such as China, Malaysia, Mexico, and Eastern Europe, where we have a significant presence. We have responded by making strategic decisions to realign our global capacity and infrastructure with the demand of our customers to optimize the operating efficiencies that can be provided by our global presence. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, thereby enhancing our ability to provide cost-effective manufacturing service in order for us to retain and expand our existing relationships with customers and attract new business. As a result, we have recognized a significant amount of restructuring charges in prior fiscal years in connection with the realignment of our global capacity and infrastructure.

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

We also are subject to other risks as outlined in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q and in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006.

As part of our continuous evaluation of the strategic and financial contributions of each of our operations, we are focusing our efforts and resources on the reacceleration of revenue growth in our core EMS business, which includes design, vertically-integrated manufacturing services, components and logistics. We continue to assess opportunities to maximize shareholder value with respect to our non-core activities through divestitures, equity carve-outs, spin-offs and other strategic transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and the Notes to Condensed Consolidated Financial Statements in this report on Form 10-Q.

Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based on our analysis of historical returns, current economic trends and changes in customer demand. These provisions were not material to our consolidated financial statements for the 2006 and 2005 fiscal years.

We provide a comprehensive suite of services for our customers that range from contract design services to original product design to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services were less than 10% of our total sales from continuing operations in the 2006 and 2005 fiscal years.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense rateably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility and expected option life. If actual forfeitures differ significantly from our estimates, adjustments to compensation cost may be required in future periods.

Restructuring Costs

Historically, we recognized restructuring charges related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recorded restructuring charges for employee termination costs, long-lived asset impairment and other restructuring-related costs.

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

Refer to Note I, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our historical restructuring activities.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) which (i) revises SFAS 123 to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under APB 25 and related interpretations, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. We adopted this statement beginning April 1, 2006. Refer to Note 2, “Summary of Accounting Policies”, of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by us in the first quarter of fiscal year 2008. We are currently assessing the impact of the adoption of FIN 48.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this document. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K. The data below, and discussion that follows, represent our results from continuing operations. Prior year percentages have been recalculated to conform to the current year presentation of discontinued operations. Information related to the results of discontinued operations is provided separately following the continuing operations discussion.

	Three Months Ended June 30,
	2006	2005

Net sales	100.0%	100.0%
Cost of sales	94.2	93.5
Restructuring charges	0.0	0.7

Gross profit	5.8	5.8
Selling, general and administrative expenses	2.9	3.4
Intangible amortization	0.2	0.2
Restructuring charges	0.0	0.1
Interest and other expense, net	0.7	0.6

Income from continuing operations before income taxes	2.0	1.5
Provision for (benefit from) income taxes	0.1	0.0

Income from continuing operations	1.9	1.5
Discontinued operations:
Income from discontinued operations, net of tax	0.2	0.0

Net income	2.1%	1.5%

Net Sales — Continuing Operations

Net sales during the three months ended June 30, 2006 totaled $4.1 billion, representing an increase of $236.1 million over the three months ended June 30, 2005. Net sales during the three months ended June 30, 2006 increased by $447.7 million and $96.0 million in Asia and the Americas, respectively, offset by a decline of $307.6 million in Europe. Overall, the increase in net sales was primarily attributable to (i) an increase of $218.7 million to customers in the mobile market due to the ramp up of new program wins from various customers, (ii) an increase of $60.0 million to customers in the computing market, and (iii) an increase of $60.3 million to customers in the industrial, medical, automotive and other markets, offset by (iv) a decrease of $62.5 million to customers in the consumer digital market and (v) a net decrease of $40.4 million to providers in the infrastructure market. Excluding the impact of the divestiture of our Network Services business in the September 2005 fiscal quarter, which resulted in a decrease in net sales of $185.7 million, net sales to customers in the infrastructure market would have increased by $145.3 million primarily due to our increased business with Nortel.

Our ten largest customers during the three months ended June 30, 2006 and 2005 accounted for approximately 66% and 63% of net sales, respectively. Our largest customers were Sony-Ericsson, Hewlett Packard and Nortel, with each accounting for greater than 10% of our net sales, during the three months ended June 30, 2006. Sony-Ericsson was the only customer that accounted for greater than 10% of our net sales during the three months ended June 30, 2005.

Gross Profit — Continuing Operations

Our gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. Typically, margin leverage lags revenue growth in new programs due to product start-up costs, lower volumes in the ramp-up phase, operational inefficiencies, and under-absorbed capacity. Gross margin often improves over time as volumes increase, as our utilization rates and overhead absorption improves, and as we increase the level of vertically-integrated manufacturing services content. As a result, our gross margin varies from period to period.

Our gross profit during the three months ended June 30, 2006 increased $13.7 million to $236.0 million from $222.3 million during the three months ended June 30, 2005. Gross margin remained at 5.8% of net sales during each of the respective periods. Gross margin was adversely impacted by 70 basis points during the three months ended June 30, 2006 due to the divestiture of our higher margin Network Services division in the quarter ended September 2005, start-up and integration costs associated with our new programs in the current quarter, and increases in higher volume lower margin businesses, offset by a 70 basis point improvement as a result of not incurring any restructuring charges in the quarter ended June 30, 2006.

Restructuring Charges

Historically, we initiated a series of restructuring activities which were intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency. These activities included:

•	reducing excess workforce and capacity;

•	consolidating and relocating certain manufacturing facilities to lower-cost regions; and

•	consolidating and relocating certain administrative facilities.

The restructuring costs were comprised of employee severance, costs related to leased facilities, owned facilities that were no longer in use and were to be disposed of, leased equipment that was no longer in use and was to be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities was that we shifted our manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, resulting in better utilization of our overall existing manufacturing capacity. This enhances our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business. Although we believe we are realizing our anticipated benefits from these efforts, we continue to monitor our operational efficiency and capacity requirements and may utilize similar measures in the future to realign our operations relative to future customer demand, which may materially affect our results of operations in the future. We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses as a result of our restructurings will be offset in part by reduced revenues at the affected facilities.

During the three months ended June 30, 2006, we did not recognize any restructuring charges.

During the three months ended June 30, 2005, we recognized restructuring charges of approximately $32.7 million. Restructuring charges recorded by reportable geographic region amounted to $12.7 million and $20.0 million for the Americas and Europe, respectively. The involuntary employee terminations identified by reportable geographic region amounted to 65 and 1,650 for the Americas and Europe, respectively. Approximately $27.6 million of the restructuring charges were classified as a component of cost of sales.

Refer to Note I, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our historical restructuring activities.

Selling, General and Administrative Expenses — Continuing Operations

Our selling, general and administrative expenses, or SG&A, amounted to $119.1 million, or 2.9% of net sales, during the three months ended June 30, 2006, compared to $129.1 million, or 3.4% of net sales, during the three months ended June 30, 2005. The decrease in SG&A and the improvement in SG&A as a percentage of net sales during the three months ended June 30, 2006 were primarily attributable to the divestiture of the Network Services division in the September 2005 fiscal quarter, offset by approximately $4.8 million of incremental stock-based compensation expense recognized during the quarter as a result of our adoption of SFAS 123(R), and by overall investments in resources necessary to support our accelerating revenue growth.

Interest and Other Expense, Net — Continuing Operations

Interest and other expense, net was $29.2 million during the three months ended June 30, 2006 compared to $23.9 million during the three months ended June 30, 2005, an increase of $5.3 million. The increase is primarily the result of increased interest expense from higher average debt balances throughout the quarter coupled with higher interest rates, as well as losses associated with the equity in earnings of our non-majority owned investments. These expenses were partially offset by lower minority interest expense primarily due to our increased ownership interest in Hughes Software Systems Limited (now known as Flextronics Software Systems Limited (“FSS”)).

Income Taxes — Continuing Operations

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 8, “Income Taxes,” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for further discussion.

Our consolidated effective tax rate was an expense of 5.9% during the three months ended June 30, 2006, and a benefit of 2.5% during the three months ended June 30, 2005. The tax benefit during the three months ended June 30, 2005 includes a $3.2 million tax benefit as a result of renewing our Malaysian pioneer tax status for the next 15 years.

The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Hungary, and Malaysia.

In evaluating the realizability of deferred tax assets, we consider our recent history of operating income and losses by jurisdiction, exclusive of items that we believe are non-recurring in nature such as restructuring charges. We also consider the future projected operating income in the relevant jurisdiction and the effect of any tax planning strategies. Based on this analysis, we believe that the current valuation allowance is adequate.

LIQUIDITY AND CAPITAL RESOURCES — CONTINUING AND DISCONTINUED OPERATIONS

As of June 30, 2006, we had cash and cash equivalents of $885.7 million and bank and other borrowings of $1.8 billion, including approximately $320.0 million outstanding under our various credit facilities. These credit facilities are subject to compliance with certain financial covenants. As of June 30, 2006, we were in compliance with the covenants under our indentures and credit facilities. Working capital as of June 30, 2006 and March 31, 2006 was approximately $920.1 million and $938.6 million, respectively.

Cash used in operating activities amounted to $97.9 million during the three months ended June 30, 2006. Cash provided by operating activities amounted to $51.7 million during the three months ended June 30, 2005.

During the three months ended June 30, 2006, the following items generated cash from operating activities:

•	net income of $84.5 million;

•	depreciation and amortization of $81.1 million; and

•	an increase in accounts payable and other liabilities of $327.5 million.

During the three months ended June 30, 2006, the following items reduced cash from operating activities:

•	increase in accounts receivable of $247.2 million;

•	increase in inventories of $326.8 million; and

•	increase in other current and non-current assets of $21.5 million.

The increases in our working capital accounts were due primarily to increased overall business activity and in anticipation of continued growth in the September 2006 fiscal quarter.

During the three months ended June 30, 2005, the following items generated cash from operating activities:

•	net income of $58.7 million;

•	an increase in accounts payables and other accrued liabilities of $100.7 million; and

•	a decrease in inventories of $10.0 million.

During the three months ended June 30, 2005, the following item reduced cash from operating activities:

•	an increase in accounts receivable of $237.7 million.

The increase in accounts payable and other accrued liabilities was primarily due to the continued expansion of our business. The increase in accounts receivable was primarily due to the reduction in sales of accounts receivable.

Cash used in investing activities amounted to $167.6 million and $163.1 million during the three months ended June 30, 2006 and 2005, respectively.

Cash used in investing activities during the three months ended June 30, 2006 primarily related to the following:

•	net capital expenditures of $82.5 million for the purchase of equipment and for the continued expansion of various low cost, high volume manufacturing facilities, as well as continued investment in our printed circuit board operations, components business, and our industrial parks; and

•	payments for the acquisition of businesses of $90.9 million, including $70.2 million associated with our Nortel transaction, $15.7 million for additional shares in Hughes Software Systems, and $5.0 million for contingent purchase price adjustments relating to certain historic acquisitions.

Cash used in investing during the three months ended June 30, 2005 primarily related to the following:

•	net capital expenditures of $52.9 million for the purchase of equipment and for the continued expansion of various manufacturing facilities in certain low cost, high volume centers, primarily in Asia;

•	repayments of outstanding Nortel promissory notes totaling $62.8 million;

•	$70.5 million paid for various other acquisitions of businesses and contingent purchase price adjustments relating to certain historic acquisitions; and

•	$4.8 million of investments in certain non-publicly traded technology companies;

Cash used in investing activities during the three months ended June 30, 2006 was offset by the following item:

•	$27.9 million of proceeds from our participation in our trade receivables securitization program.

Cash provided by financing activities amounted to $215.7 million and $43.4 million during the three months ended June 30, 2006 and 2005, respectively.

Cash provided by financing activities during the three months ended June 30, 2006 primarily related to the following:

•	net proceeds from bank borrowings and long-term debt of $212.8 million.

Cash provided by financing activities during the three months ended June 30, 2005 primarily related to the following:

•	net proceeds of $23.0 million from the sale of ordinary shares under our employee stock plans; and

•	net proceeds from bank borrowings, capital lease obligations and long-term debt of $20.4 million.

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

As previously discussed, we completed the final stage of our asset purchase agreement with Nortel in May 2006 by closing our purchase of the manufacturing system house operations in Calgary, Canada, and the remaining consideration of approximately $153.0 million is expected to be paid during fiscal year 2007.

On April 16, 2006, we announced that the Board of Directors authorized the repurchase of up to $250.0 million of our outstanding ordinary shares. The stock repurchase authorization does not obligate us to repurchase any specific number of shares and may be suspended or terminated at any time. We did not make any repurchases of our ordinary shares during the three months ended June 30, 2006.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2006. There have been no material changes in contractual obligations since March 31, 2006. Information regarding our other financial commitments as of June 30, 2006 is provided in Notes to Condensed Consolidated Financial Statements — Note F, “Bank Borrowings and Long-Term Debt” and Note H, “Trade Receivables Securitization.”

RELATED PARTY TRANSACTIONS

Since June 30, 2003, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to June 30, 2003, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of us. Interest rates on the notes range from 5.05 to 6.40%. The remaining balance of these loans, including accrued interest, as of June 30, 2006 and March 31, 2006 was approximately $1.8 million.

Additionally, we have a loan outstanding from an executive officer of $3.0 million, including accrued interest, as of June 30, 2006 and March 31, 2006. This loan was initially provided to the executive officer prior to June 2003, and was last amended on December 13, 2005, prior to the time the individual became an executive officer. The loan is evidenced by a promissory note in our favor and we have the option to secure the loan with a deed of trust on property of the officer. The note bears interest at 1.49%. There were no other loans outstanding from our executive officers as of June 30, 2006.

On April 13, 2006, we entered into a definitive agreement to sell our Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co (“KKR”). Upon closing of the transaction, we expect to receive in excess of $600.0 million in cash and a $250.0 million face value note receivable with a 10.5% paid-in-kind interest coupon which matures in eight years, and retain a 15% equity interest in the new company. Mr. Michael E. Marks, the Chairman of our Board of Directors, is a member of KKR. The terms of the transaction were based on arms-length negotiations between us and KKR, and were approved by an independent committee of our Board of Directors as well as by the Audit Committee of our Board of Directors. The Independent Committee of our Board of Directors received fairness opinions from certain independent third-party financial institutions.

On March 2, 2003, we entered into a Note Purchase Agreement with Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. (the “Note Holders”), affiliates of Silver Lake Partners, pursuant to which we have outstanding $195.0 million aggregate principal amount of its Zero Coupon Convertible Junior Subordinated Notes due 2008 to the Note Holders. On July 14, 2006, we entered into a First Amendment to Note Purchase Agreement (the “First Amendment”) with the Note Holders, providing for the amendment of the Note Purchase Agreement and the Notes to, among other things (i) extend the maturity date of the Notes to July 31, 2009 and (ii) provide for net share settlement of the Notes upon maturity. The Notes may no longer be converted or redeemed prior to maturity, other than in connection with certain change of control transactions, and upon maturity will be net share settled by the payment of cash equal to the face amount of the Notes and the issuance of shares to settle any conversion spread (excess of conversion value over face amount) of the Notes. Mr. James A. Davidson is a member of our Board of Directors and co-founder and managing director of Silver Lake Partners. The terms of the transaction were based on arms-length negotiations between us and Silver Lake Partners, and were approved by our Board of Directors as well as by the Audit Committee of our Board of Directors, with Mr. Davidson abstaining in each case.

DISCONTINUED OPERATIONS

Information regarding our discontinued operations is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2006.

The results from discontinued operations were as follows:

	Three Months
	Ended June 30,
	2006	2005
	(In thousands)

Net sales	$70,109	$74,476
Cost of sales (including $7 of stock-based compensation expense for the three-months ended June 30, 2006)	43,536	45,175

Gross profit	26,573	29,301
Selling, general and administrative expenses (including $346 of stock-based compensation expense for the three-months ended June 30, 2006)	14,086	18,738
Intangible amortization	3,065	5,686
Interest and other (income) expense, net	(1,562)	2,152

Income before income taxes	10,984	2,725
Provision for income taxes	2,168	796

Net income on discontinued operations	$8,816	$1,929

Net income for discontinued operations increased $6.9 million to $8.8 million during the three months ended June 30, 2006 as compared with $1.9 million for the same period in 2005. The improvement in net income was primarily attributable to reduced research and development expenditures, a decrease in minority interest expense associated with our approximately 29% ownership increase in FSS throughout fiscal year 2006 and the three months ended June 30, 2006, and foreign exchange gains. The improvement in net income from discontinued operations was partially offset by the divestiture of our Semiconductor business during the September 2005 fiscal quarter as the results attributable to discontinued operations included the Semiconductor business for the three months ended June 20, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the three months ended June 30, 2006 as compared to the fiscal year ended March 31, 2006.

We have a portfolio of fixed and variable rate debt. Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates from those as of June 30, 2006 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. Based on our overall currency rate exposures, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates as of June 30, 2006 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of as of June 30, 2006, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

4.01	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.*
10.01	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005.**
10.02	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006.**
10.03	Compensation Arrangement between Flextronics International Ltd. and Werner Widmann.
10.04	Award Agreement for Nicholas Brathwaite Deferred Compensation Plan, dated as of July 8, 2005.
10.05	Compensation Arrangement between Flextronics International Ltd. and Nicholas Brathwaite.
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2006.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/  Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2006

/s/  Thomas J. Smach
Thomas J. Smach
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Date: August 8, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit

4.01	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.*
10.01	Award Agreement for Werner Widmann Deferred Compensation Plan, dated July 22, 2005.**
10.02	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006.**
10.03	Compensation Arrangement between Flextronics International Ltd. and Werner Widmann.
10.04	Award Agreement for Nicholas Brathwaite Deferred Compensation Plan, dated as of July 8, 2005.
10.05	Compensation Arrangement between Flextronics International Ltd. and Nicholas Brathwaite.
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2006.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.