Form 10-Q
period 2006-09-30
FLEXTRONICS INTERNATIONAL LTD.
filed 2006-11-08
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 (*See Note B to the Condensed Consolidated Financial Statements)
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 3, 2006, there were 580,300,792 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Flextronics International Ltd.:
     We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of September 30, 2006, the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 8, 2006

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(In thousands, except
	share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,039,745	$942,859
Accounts receivable, net of allowance for doubtful accounts of $17,910 and $17,749 as of September 30, 2006 and March 31, 2006, respectively	1,883,979	1,496,520
Inventories	2,614,005	1,738,310
Deferred income taxes	12,168	9,643
Current assets of discontinued operations	—	89,509
Other current assets	573,486	620,095

Total current assets	6,123,383	4,896,936
Property and equipment, net of accumulated depreciation of $1,310,624 and $1,234,341 as of September 30, 2006 and March 31, 2006, respectively	1,844,919	1,586,486
Deferred income taxes	656,215	646,431
Goodwill	2,809,034	2,676,727
Other intangible assets, net	144,186	115,064
Long-term assets of discontinued operations	—	574,384
Other assets	831,469	462,379

Total assets	$12,409,206	$10,958,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$250,404	$106,099
Accounts payable	3,693,012	2,758,019
Accrued payroll	203,819	184,483
Current liabilities of discontinued operations	—	57,213
Other current liabilities	946,482	852,490

Total current liabilities	5,093,717	3,958,304
Long-term debt and capital lease obligations, net of current portion	1,490,272	1,488,975
Long-term liabilities of discontinued operations	—	30,578
Other liabilities	168,371	125,903
Commitments and contingencies (Note K)
Shareholders’ equity:
Ordinary shares, no par value; 579,770,419 and 578,141,566 shares issued and outstanding as of September 30, 2006 and March 31, 2006, respectively	5,595,669	5,572,574
Retained earnings (accumulated deficit)	27,935	(241,438)
Accumulated other comprehensive income	33,242	27,565
Deferred compensation	—	(4,054)

Total shareholders’ equity	5,656,846	5,354,647

Total liabilities and shareholders’ equity	$12,409,206	$10,958,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
		(Unaudited)
Net sales	$4,702,333	$3,808,075	$8,761,476	$7,631,130
Cost of sales (including $1,231 and $1,850 of stock-based compensation expense for the three and six months ended September 30, 2006, respectively)	4,428,279	3,574,446	8,251,426	7,147,588
Restructuring charges	95,683	38,463	95,683	66,035

Gross profit	178,371	195,166	414,367	417,507
Selling, general and administrative expenses (including $6,982 and $13,421 of stock-based compensaton expense for the three and six months ended September 30, 2006, respectively)	148,347	129,336	267,482	258,389
Intangible amortization	8,498	11,045	15,726	19,980
Restructuring charges	565	11,883	565	17,000
Interest and other expense, net	31,072	21,942	60,272	45,807
Gain on divestitures of operations	—	(26,945)	—	(26,945)

Income (loss) from continuing operations before income taxes	(10,111)	47,905	70,322	103,276
Provision for (benefit from) income taxes	(16,059)	68,687	(11,313)	67,280

Income (loss) from continuing operations	5,948	(20,782)	81,635	35,996
Discontinued operations:
Income from discontinued operations, net of tax	178,922	18,335	187,738	20,264

Net income (loss)	$184,870	$(2,447)	$269,373	$56,260

Earnings (loss) per share:
Income (loss) from continuing operations:
Basic	$0.01	$(0.04)	$0.14	$0.06

Diluted	$0.01	$(0.04)	$0.14	$0.06

Income from discontinued operations:
Basic	$0.31	$0.03	$0.32	$0.04

Diluted	$0.30	$0.03	$0.32	$0.03

Net income:
Basic	$0.32	$—	$0.47	$0.10

Diluted	$0.31	$—	$0.46	$0.09

Weighted-average shares used in computing per share amounts:
Basic	579,180	572,376	578,823	570,851

Diluted	587,435	572,376	586,720	600,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2006	2005
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$269,373	$56,260
Depreciation and amortization	163,364	174,147
Gain on divestiture of operations	(181,228)	(70,695)
Change in working capital and other, net of effect of acquisitions	(300,676)	273,178

Net cash provided by (used in) operating activities	(49,167)	432,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(277,445)	(107,152)
Acquisitions of businesses, net of cash acquired	(247,311)	(472,013)
Proceeds from divestiture of operations, net of cash held in divested operations of $108,624 and $33,064 for the six months ended September 30, 2006 and 2005, respectively	579,850	518,505
Other investments and notes receivable	(31,356)	23,030

Net cash provided by (used in) investing activities	23,738	(37,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	4,377,240	1,309,056
Repayments of bank borrowings, long-term debt and capital lease obligations	(4,245,762)	(1,488,688)
Net proceeds from issuance of ordinary shares	9,126	34,590

Net cash provided by (used in) financing activities	140,604	(145,042)

Effect of exchange rate changes on cash	(18,289)	30,978

Net increase in cash and cash equivalents	96,886	281,196
Cash and cash equivalents at beginning of period	942,859	869,258

Cash and cash equivalents at end of period	$1,039,745	$1,150,454

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Fair value of seller notes received from sale of divested operations	$204,920	$38,278
Acquisitions of businesses financed with seller notes	$80,848	$—
Issuance of ordinary shares upon conversion of debt	$—	$5,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — ORGANIZATION OF THE COMPANY
     Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following market segments: computing; mobile communications; consumer digital; infrastructure; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical. The Company’s strategy is to provide customers with a full range of vertically-integrated global supply chain services through which the Company designs, builds and ships a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle. The Company also provides after-market services such as logistics, repair and warranty services.
     The Company’s service offerings include design services, rigid printed circuit board and flexible circuit fabrication, systems assembly and manufacturing (including enclosures, testing services, materials procurement and inventory management), logistics, after-sales services (including product repair, re-manufacturing and maintenance) and multiple component product offerings. Additionally, the Company provides market-specific design and engineering services ranging from contract design services, where the customer purchases services on a time and materials basis, to original product design and manufacturing services, where the customer purchases a product that was designed, developed and manufactured by the Company (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by the Company’s OEM customers under the OEMs’ brand names. The Company’s contract design and ODM services include user interface and industrial design, mechanical engineering and tooling design, electronic system design and printed circuit board design.
     In September 2006, the Company completed the sale of its software development and solutions business to an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). In August 2005, the Company sold its semiconductor division to AMIS Holdings, Inc., the parent company of AMI Semiconductor, Inc. The results of operations and balance sheet for the software development and solutions business and the semiconductor division are included in discontinued operations in the condensed consolidated financial statements. Refer to the discussion of the Company’s divestitures in Note L, “Acquisitions and Divestitures”. Refer also to Note M, “Discontinued Operations”.
NOTE B — SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.
     The Company’s fiscal year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each respective calendar quarter. The third and fourth fiscal quarters end on December 31 and March 31, respectively. Accordingly, the second quarter of fiscal 2007 includes the period July 1, 2006 through and including September 29, 2006, and is presented as of the three and six months ended September 30, 2006.
     Amounts included in the condensed consolidated financial statements are expressed in U.S. dollars.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a minority interest for the ownership interest of the minority owner. As of September 30, 2006, minority interest was $9.1 million, which is included in other liabilities of continuing operations in the condensed consolidated balance sheet. As of March 31, 2006, minority interest was $23.4 million, of which $10.8 million is included in other liabilities and $12.6 million is included in long-term liabilities of discontinued operations in the condensed consolidated balance sheet. The associated minority interest expense has not been material to the Company’s results of operations for the three and six months ended September 30, 2006 and 2005, and has been classified within income from discontinued operations or as interest and other expense, net, in the condensed consolidated statements of operations.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, inventory write-downs, valuation allowances for deferred tax assets, useful lives of property, equipment and intangible assets, asset impairments, fair values of derivative instruments and the related hedged items, restructuring charges, contingencies, capital leases, and the fair values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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
Revenue Recognition
     The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. The Company makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based on its analysis of historical returns, current economic trends and changes in customer demand. These provisions were not material to the condensed consolidated financial statements for the three and six months ended September 30, 2006 and 2005.
     The Company provides a comprehensive suite of services for its customers that range from contract design to original product design to repair services. The Company recognizes service revenue when the services have been performed and the related costs are expensed as incurred. Net sales for services from continuing operations were less than 10% of the Company’s total sales from continuing operations during the three and six months ended September 30, 2006 and 2005.

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
     On October 8, 2005, Delphi Corporation (“Delphi”), a customer of the Company, filed for Chapter 11 bankruptcy in the Southern District of New York. The Company’s recorded total pre-bankruptcy petition accounts receivable from Delphi was approximately $44.7 million as of September 30, 2005. The Company had filed a reclamation claim in the amount of approximately $15.2 million and upon consideration of other factors, including a guarantee from a foreign affiliate of Delphi and the post-petition market price for Delphi trade receivables, the Company made a bad debt provision of $15.0 million for the potential non-collectibility of the accounts receivable as a charge to selling, general and administrative expenses during the three months ended September 30, 2005. The Company reversed this provision as a credit to selling, general and administrative expenses during the quarter ended December 31, 2005 as the related accounts receivable were subsequently collected.
Other Assets
     The Company has certain investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in the Company’s condensed consolidated balance sheets. As of September 30, 2006 and March 31, 2006, the Company’s investments totaled $239.5 million and $173.9 million, respectively, and notes receivable from non-majority owned investments totaled $321.8 million and $62.8 million, respectively. The increases in these investments and notes receivable during the six months ended September 30, 2006 is primarily attributable to the divestiture of the Company’s software development and solutions business as further discussed in Note L, “Acquisitions and Divestitures.” Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20%, or has the ability to significantly influence the operating decisions of the issuer; otherwise, the cost method is used. The Company monitors these investments for impairment and makes appropriate reductions in carrying values as required.
Inventories
     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories related to continuing operations, net of applicable lower of cost or market write-downs, were as follows:

	As of
	September 30,	March 31,
	2006	2006
	(In thousands)
Raw materials	$1,436,146	$884,940
Work-in-progress	491,506	335,061
Finished goods	686,353	518,309

Total	$2,614,005	$1,738,310

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
Goodwill and Other Intangibles
     Goodwill of the reporting units is tested for impairment each year on January 31st and whenever events or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available that is regularly reviewed by management. For purposes of the annual goodwill impairment evaluation during fiscal year 2006, the Company identified three separate reporting units: Electronics Manufacturing Services, the Printed Circuit Board division and the Software Development and Solutions business. If the carrying amount of any reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. Further, to the extent the carrying amount of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired.
     The following table summarizes the activity in the Company’s goodwill account relating to continuing operations during the six months ended September 30, 2006:

Six Months Ended
September 30, 2006
(In thousands)
Balance, beginning of the period	$2,676,727
Additions (1)	118,127
Reclassification to other intangibles (2)	(10,000)
Foreign currency translation adjustments	24,180

Balance, end of the period	$2,809,034

(1)	Additions include approximately $64.7 million attributable to the May 2006 completion of the closing of Nortel’s manufacturing system house in Calgary, Canada, and $53.4 million attributable to certain acquisitions that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note L, “Acquisitions and Divestitures”.

(2)	Reclassification resulting from final allocation of the Company’s intangible assets acquired through certain business combinations completed in a period subsequent to the respective period of acquisition, based on third-party valuations.
     The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. Intangible assets are primarily comprised of customer-related intangibles, which include contractual agreements and customer relationships. Other acquired intangibles are primarily comprised of patents and trademarks, and developed technologies. Customer-related intangibles and other acquired intangibles are amortized on a straight-line basis over a period of up to ten years. No residual value is estimated for any intangible assets. During the six months ended September 30, 2006, there was approximately $3.1 million of additions to intangible assets related to licenses and $41.5 million of additions related to customer-related intangibles. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on third-party valuations of the net assets acquired. The Company is in the process of determining the fair value of its intangible assets acquired from certain acquisitions. Such valuations are completed within one year of purchase. The components of acquired intangible assets relating to continuing operations are as follows:

	As of
	September 30, 2006			March 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer-related intangibles	$190,837	$(50,192)	$140,645	$150,471	$(36,086)	$114,385
Other acquired intangibles	29,794	(26,253)	3,541	26,521	(25,842)	679

Total	$220,631	$(76,445)	$144,186	$176,992	$(61,928)	$115,064

     Total intangible amortization expense recognized from continuing operations was $8.5 million and $15.7 million during the three and six months ended September 30, 2006, respectively, and $11.0 million and $20.0 million during the three and six months ended September 30, 2005, respectively. The estimated future annual amortization expense related to acquired intangible assets from continuing operations is as follows:

Fiscal Years Ending March 31,	Amount
	(In thousands)
2007	$14,207	(1)
2008	31,240
2009	27,027
2010	24,857
2011	20,188
Thereafter	26,667

Total amortization expense	$144,186

(1)	Represents estimated amortization for the six-month period ending March 31, 2007.
Derivative Instruments and Hedging Activities
     All derivative instruments are recognized on the balance sheet at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is measured on a quarterly basis by calculating the ratio of the cumulative change in the fair value of the derivative instrument to the cumulative change in the hedged item. The effective portion of changes in the fair value of the derivative instrument is recognized in shareholders’ equity as a separate component of accumulated other comprehensive income (loss), and recognized in the condensed consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.
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

Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements’’ (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently assessing the impact of adopting SFAS 157 on its consolidated results of operations and financial condition.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This statement requires recognition of the over-funded or under-funded status of defined benefit post-retirement plans as an asset or liability, respectively, in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and is required to be adopted by the Company in the current fiscal year. The measurement date provisions of SFAS 158 are effective for fiscal years ending after December 15, 2008 and is required to be adopted by the Company beginning in fiscal year 2009. The Company is currently evaluating the effect of adopting SFAS 158 on its consolidated results of operations and financial condition.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently assessing the impact of adopting FIN 48 on its consolidated results of operations and financial condition.
     In September 2006, the FASB published FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Maintenance Activities,” which eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The FSP is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning in the first quarter of fiscal year 2008. Any changes resulting from adoption is to be considered a change in accounting principle with retrospective application as prescribed in SFAS 154, “Accounting Changes and Error Corrections,” if practical. The adoption of the FSP is not expected to have a material effect on the Company’s consolidated results of operations, financial condition and cash flows.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Pursuant to SAB 108, registrants are required to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006 and is required to be applied by the Company in the current fiscal year. The Company does not believe that the application of SAB 108 will have a material effect on the Company’s consolidated results of operations or financial condition.

NOTE C — STOCK-BASED COMPENSATION
Equity Compensation Plans
     As of September 30, 2006, the Company grants equity compensation awards from three plans: the 2001 Equity Incentive Plan (the “2001 Plan”), the 2002 Interim Incentive Plan (the “2002 Plan”), and the 2004 Award Plan for New Employees (the “2004 Plan”).
     The 2001 Plan provides for grants of up to 32,000,000 ordinary shares (plus shares available under prior Company plans and assumed plans consolidated into the 2001 Plan). The 2001 Plan provides for grants of incentive and nonqualified stock options and share bonus awards to employees, officers and non-employee directors, and also contains an automatic option grant program for non-employee directors. Options issued under the 2001 Plan generally vest over four years and generally expire ten years from the date of grant, except that options granted to non-employee directors expire five years from the date of grant.
     The 2002 Plan provides for grants of up to 20,000,000 ordinary shares. The 2002 Plan provides for grants of nonqualified stock options and share bonus awards to employees and officers. Options issued under the 2002 Plan generally vest over four years and generally expire ten years from the date of grant.
     The 2004 Plan provides for grants of up to 7,500,000 ordinary shares. The 2004 Plan provides for grants of nonqualified stock options and share bonus awards to new employees. Options issued under the 2004 Plan generally vest over four years and generally expire ten years from the date of grant.
     The exercise price of options granted under the 2001, 2002 and 2004 Plans is determined by the Company’s Board of Directors or the Compensation Committee and typically equals or exceeds the closing price of the Company’s ordinary shares on the date of grant.
     The Company grants share bonus awards under its 2001, 2002 and 2004 Plans. Share bonus awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. Share bonus awards generally vest in installments over a three to five-year period and unvested share bonus awards are forfeited upon termination of employment. Vesting for certain share bonus awards is contingent upon both service and performance criteria.
Adoption of SFAS 123(R)
     Prior to April 1, 2006, the Company’s equity compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. The Company applied the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying ordinary shares at the option grant date. Costs of share bonus awards granted, determined to be the closing price of the Company’s ordinary shares at the date of grant, have been recognized as compensation expense ratably over the respective vesting period.
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), requiring the recognition of expense related to the fair value of the Company’s stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R), and therefore has not restated financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to March 31, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company generally recognizes compensation expense for all stock-based payment awards on a straight-line basis over the respective requisite service periods of the awards. For share bonus awards where vesting is contingent upon both a service and a performance condition, compensation expense is recognized on a graded attribute basis over the respective requisite service period of the award when achievement of the performance condition is considered probable.
     As a result of adopting SFAS 123(R) on April 1, 2006, the Company’s income from continuing operations for the three and six months ended September 30, 2006 was approximately $5.1 million and $9.9 million lower, respectively, and basic and diluted income from continuing operations per share was approximately $0.01 and $0.02 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The Company also recognized $1.3 million and $1.6 million of incremental stock-based compensation expense attributable to discontinued operations for the three and six months ended September 30, 2006, respectively. As a result of the Company’s adoption of SFAS 123(R), basic net income per share was approximately $0.01 and $0.02 lower for the three and six months ended September 30, 2006,respectively, and diluted net income per share was $0.02 and $0.02 lower for the three and six months ended September 30, 2006, respectively, than if the Company had continued to account for stock-based compensation under APB 25.
     Prior to the adoption of SFAS 123(R), forfeitures were recognized as they occurred, and compensation previously recognized was reversed for forfeitures of unvested stock-based awards. As a result of the Company’s adoption of SFAS 123(R), management now makes an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The cumulative effect from this change in accounting principle was not material for the three and six months ended September 30, 2006.
Determining Fair Value
     Valuation and Amortization Method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of share bonus awards granted is the closing price of the Company’s ordinary shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period. For share bonus awards where vesting is contingent upon both a service and a performance condition, compensation expense is recognized on a graded attribute basis over the respective requisite service period of the award when achievement of the performance condition is considered probable.
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
     Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected term of the option.
     Fair Value — The fair value of the Company’s stock options granted to employees for the three and six months ended September 30, 2006 and 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected term	4.8 years	4 years	4.9 years	4 years
Expected volatility	42.0%	37.0%	41.0%	38.0%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	4.2%	4.9%	3.8%
Weighted-average fair value	$4.35	$4.60	$4.52	$4.19
Stock-Based Compensation Expense
     As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. The Company recognized $10.1 million and $17.5 million of stock-based compensation expense during the three and six months ended September 30, 2006, respectively, including $7.0 million and $13.4 million, respectively, attributable to selling, general and administrative expenses, $1.2 million and $1.9 million, respectively, relating to cost of sales, and $1.9 million and $2.2 million, respectively, for discontinued operations. Total stock-based compensation capitalized as part of inventory during the three and six months ended September 30, 2006 was $495,000. The Company recognized $493,000 and $1.2 million of stock-based compensation related to its share bonus awards as a selling, general and administrative expense during the three and six months ended September 30, 2005.
     As of September 30, 2006, the total compensation cost related to unvested stock option awards granted to employees under the Company’s equity compensation plans but not yet recognized was approximately $51.4 million, net of estimated forfeitures of $3.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.97 years and will be adjusted for subsequent changes in estimated forfeitures.
     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows when applicable. In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three and six months ended September 30, 2006 and 2005, the Company did not recognize any excess tax benefits as a financing cash inflow related to its equity compensation plans.
Stock-Based Awards Activity
     The following is a summary of option activity for the Company’s equity compensation plans, excluding unvested share bonus awards:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Term	Aggregate
	Number of Shares	Price	in Years	Intrinsic Value
Outstanding as of March 31, 2006	55,042,556	$12.04
Granted	6,661,850	10.62
Exercised	(1,348,051)	6.76
Forfeitures and cancellations	(5,869,378)	15.19

Outstanding as of September 30, 2006	54,486,977	$11.66	6.88	$111,021,875

Vested and expected to vest as of September 30, 2006	53,704,230	$11.68	6.85	$109,309,465
Exercisable as of September 30, 2006	39,883,422	$12.18	6.31	$76,038,663
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares as of September 30, 2006 for the approximately 36.8 million options that were in-the-money at September 30, 2006. Determined as of the date of option exercise, the aggregate intrinsic value of options exercised under the Company’s equity compensation plans was $4.2 million and $6.9 million during the three and six months ended September 30, 2006, respectively, and $8.4 million and $22.2 million during the three and six months ended September 30, 2005, respectively.
     Cash received from option exercises under all equity compensation plans was $6.1 million and $9.1 million for the three and six months ended September 30, 2006 respectively, and $10.2 million and $29.7 million for the three and six months ended September 30, 2005, respectively.
     The following table summarizes the Company’s share bonus award activity for the six months ended September 30, 2006:

		Weighted
		Average
		Grant-Date
	Number of Shares	Fair Value
Unvested share bonus awards as of March 31, 2006	646,000	$8.40
Granted	4,152,500	8.14
Vested	(280,000)	7.93
Forfeited	(143,000)	10.22

Unvested share bonus awards as of September 30, 2006	4,375,500	$8.13

     As of September 30, 2006, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $30.9 million, net of estimated forfeitures of approximately $1.5 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 3.95 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested was $2.9 million and $3.0 million during the three and six months ended September 30, 2006, respectively, and $3.8 million and $3.9 million during the three and six months ended September 30, 2005, respectively.
     During the three months ended June 30, 2006, the Company granted 1,715,000 non-vested share bonus awards to certain key employees in exchange for 3,150,000 fully vested options to purchase the ordinary shares of the Company with a weighted-average exercise price of $17.08 per ordinary share. The aggregate fair value of the options surrendered was approximately $11.8 million, or $3.74 per option, resulting in additional compensation of approximately $7.8 million, or $4.52 per share, for the unvested share bonus awards granted in exchange. These share bonus awards vest over a period between three to five years. Further, vesting for 775,000 of these share bonus awards, and 212,500 of additional share bonus awards granted during the three months ended June 30, 2006, is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals, which are currently estimated as probable of being achieved. Compensation expense for share bonus awards with both a service and performance condition is being recognized on a graded attribute basis over the respective requisite service period of the awards.
Pro-forma Disclosures
     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income (loss), as reported	$(2,447)	$56,260
Add: Stock-based compensation expense included in reported net income, net of tax	493	1,156
Less: Fair value compensation costs, net of tax	(8,558)	(18,862)

Pro forma net income (loss)	$(10,512)	$38,554

Basic earnings (loss) per share:
As reported	$—	$0.10

Pro forma	$(0.02)	$0.07

Diluted earnings (loss) per share:
As reported	$—	$0.09

Pro forma	$(0.02)	$0.06

     For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective requisite service periods of the awards, with forfeitures recognized as they occurred. For the three and six months ended September 30, 2005, stock-based compensation included expense attributable to the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The fair value of shares issued under the Purchase Plan for the three and six months ended September 30, 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005
Expected term	0.5 years	0.5 years
Expected volatility	26.0%	33.0%
Expected dividend	0.0%	0.0%
Risk-free interest rate	2.1%	1.9%
NOTE D — EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), requires entities to present both basic and diluted earnings per share. Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.
     Diluted earnings per share reflect the potential dilution from stock options, share bonus awards and convertible securities. The potential dilution from stock options exercisable into ordinary share equivalents and share bonus awards was computed using the treasury stock method based on the average fair market value of the Company’s ordinary shares for the period. The potential dilution from the conversion spread (excess of conversion value over face value) of the subordinated notes convertible into ordinary share equivalents was calculated as the quotient of the conversion spread and the average fair market value of the Company’s ordinary shares for the period.
     The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share from continuing operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Basic earnings (loss) from continuing operations per share:
Income (loss) from continuing operations	$5,948	$(20,782)	$81,635	$35,996
Shares used in computation:
Weighted-average ordinary shares outstanding	579,180	572,376	578,823	570,851

Basic earnings (loss) from continuing operations per share	$0.01	$(0.04)	$0.14	$0.06

Diluted earnings (loss) from contining operations per share:
Income (loss) from continuing operations	$5,948	$(20,782)	$81,635	$35,996
Shares used in computation:
Weighted-average ordinary shares outstanding	579,180	572,376	578,823	570,851
Weighted-average ordinary share equivalents from stock options and awards (1)	6,682	—	6,682	10,488
Weighted-average ordinary share equivalents from convertible notes (2)	1,573	—	1,215	18,883

Weighted-average ordinary shares and ordinary share equivalents outstanding	587,435	572,376	586,720	600,222

Diluted earnings (loss) from continuing operations per share	$0.01	$(0.04)	$0.14	$0.06

(1)	Ordinary share equivalents from stock options to purchase approximately 40.7 million and 40.8 million shares outstanding during the three and six months ended September 30, 2006, respectively, and stock options to purchase approximately 26.3 million shares outstanding during the six months ended September 30, 2005 were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods. Due to the Company’s reported net loss, ordinary share equivalents from stock options to purchase approximately 22.7 million shares outstanding were antidilutive during the three months ended September 30, 2005 and excluded from the computation of diluted loss per share.

(2)	Due to the Company’s reported net loss, ordinary share equivalents related to the Zero Coupon Convertible Junior Subordinated Notes of approximately 18.7 million shares were anti-dilutive for the three months ended September 30, 2005 and excluded from the computation of diluted loss from continuing operations per share. Ordinary share equivalents from the Zero Coupon Convertible Junior Subordinated Notes of approximately 18.9 million shares were included as ordinary share equivalents for the six months ended September 30, 2005. Effective April 1, 2006, the Company determined it has the positive intent and ability to settle the principal amount of its zero coupon convertible junior subordinated notes in cash and settle any conversion spread (excess of conversion value over face value) in stock. As discussed in Note F below, on July 14, 2006, these notes were amended to provide for settlement of the principal amount in cash and the issuance of shares to settle any conversion spread upon maturity. Accordingly, approximately 18.6 million ordinary share equivalents related to the principal portion of the notes are excluded from the computation of diluted earnings per share, and approximately 1.6 million and 1.2 million ordinary share equivalents from the conversion spread have been included as common stock equivalents during the three and six months ended September 30, 2006, respectively.

In addition, as the Company has the positive intent and ability to settle the principal amount of its 1% convertible subordinated notes due August 2010 in cash, approximately 32.2 million ordinary share equivalents related to the principal portion of the notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. During the three and six months ended September 30, 2006 and 2005, the conversion obligation was less than the principal portion of the convertible notes and accordingly, no additional shares were included as ordinary share equivalents.

NOTE E — OTHER COMPREHENSIVE INCOME (LOSS)
     The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net income (loss)	$184,870	$(2,447)	$269,373	$56,260
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	21,997	(6,817)	7,739	(73,777)
Unrealized holding gain (loss) on derivative instruments, net of taxes	6,486	876	(2,062)	2,433

Comprehensive income (loss)	$213,353	$(8,388)	$275,050	$(15,084)

NOTE F — BANK BORROWINGS AND LONG-TERM DEBT
     The Company has a revolving credit facility in the amount of $1.35 billion, under which there were no borrowings outstanding as of September 30, 2006 or March 31, 2006. The credit facility expires May 2010, is unsecured, and contains certain covenants that are subject to a number of significant exceptions and limitations. As of September 30, 2006, the Company was in compliance with the financial covenants under this credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries.
     The Company has various uncommitted revolving credit facilities in the amount of $265.0 million in the aggregate, under which there were $225.0 million and $100.0 million of borrowings outstanding as of September 30, 2006 and March 31, 2006, respectively. These facilities bear annual interest of LIBOR (5.50% at September 30, 2006), plus 0.45%, with maturities ranging from one to six months. These credit facilities are unsecured and contain certain covenants that are aligned with the covenants under the Company’s $1.35 billion revolving credit facility discussed above. As of September 30, 2006, the Company was in compliance with the financial covenants under these facilities.
     On March 2, 2003, the Company entered into a Note Purchase Agreement with Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. (the “Note Holders”), affiliates of Silver Lake Partners, pursuant to which the Company has outstanding $195.0 million aggregate principal amount of its Zero Coupon Convertible Junior Subordinated Notes due 2008 to the Note Holders. On July 14, 2006, the Company entered into a First Amendment to Note Purchase Agreement (the “First Amendment”) with the Note Holders, providing for the amendment of the Note Purchase Agreement and the Notes to, among other things (i) extend the maturity date of the Notes to July 31, 2009 and (ii) provide for settlement of any conversion spread (excess of conversion value over face amount) upon maturity. The Notes may no longer be converted or redeemed prior to maturity, other than in connection with certain change of control transactions, and upon maturity will be settled by the payment of cash equal to the face amount of the Notes and the issuance of shares to settle any conversion spread of the Notes.
NOTE G — FINANCIAL INSTRUMENTS
     Due to their short-term nature, the carrying amount of the Company’s cash and cash equivalents, investments, accounts receivable and accounts payable approximates fair value. The Company’s cash equivalents are comprised of cash deposited in money market accounts and certificates of deposit. The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.
     The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in non-functional currencies, and commodity pricing risk inherent in forecasted cost of sales and related assets and liabilities. The Company has established currency and commodity risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign currency exchange and commodity rates. The Company enters into short-term foreign currency forward and swap contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. The Company also enters into short-term commodity swap contracts to hedge only those commodity price exposures associated with inventory and accounts payable, and cash flows attributable to commodity purchases. Gains and losses on forward contracts generally offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these forward and swap contracts is minimized since the contracts are with large financial institutions.
     As of September 30, 2006, the Company recognized approximately $15.2 million in other current liabilities to reflect the fair value of these short-term foreign currency forward and swap, and commodity swap contracts. As of March 31, 2006, the fair value of the Company’s short-term foreign currency forward and swap contracts was not material. As of September 30, 2006 and March 31, 2006, the Company also recognized deferred losses of approximately $3.8 million and deferred gains of approximately $292,000, respectively, in other comprehensive income (loss) relating to changes in fair value of these foreign currency forward and swap, and commodity swap contracts. These losses are expected to be recognized in earnings over the twelve month period subsequent to recognition in other comprehensive income (loss). During the three and six months ended September 30, 2006, the Company recognized approximately $2.2 million and $2.6 million in losses, respectively, as a result of hedge ineffectiveness. The net gains and losses recognized in earnings due to hedge ineffectiveness were immaterial for the three and six months ended September 30, 2005.
     On November 17, 2004, the Company issued $500.0 million of 6.25% senior subordinated notes due in November 2014, of which $402.1 million of the original amount issued was outstanding as of September 30, 2006 and March 31, 2006. Interest is payable semi-annually on May 15 and November 15. The Company also entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to a variable rate. The swaps, having notional amounts totaling $400.0 million and which expire in 2014, are accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the terms of the swaps, the Company pays an interest rate equal to the six-month LIBOR (estimated as 5.35% at September 30, 2006), set in arrears, plus a fixed spread ranging from 1.37% to 1.52%, and receives a fixed rate of 6.25%. No portion of the swap transaction is treated as ineffective under SFAS 133. As of September 30, 2006 and March 31, 2006, the Company recognized a $15.9 million and $16.9 million liability, respectively, to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% senior subordinated notes. These amounts were included in other current liabilities as of September 30, 2006 and March 31, 2006.
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
     As of September 30, 2006 and March 31, 2006, approximately $370.0 million and $228.0 million of the Company’s accounts receivable, respectively, had been sold to the third-party qualified special purpose entity described above, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $285.1 million and $156.6 million from the unaffiliated financial institutions for the sale of these receivables during the three months ended September 30, 2006 and March 31, 2006, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $84.9 million and $71.4 million as of September 30,

2006 and March 31, 2006, respectively.
     The Company also sells its accounts receivable to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $290.5 million and $218.5 million as of September 30, 2006 and March 31, 2006, respectively.
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
     As of September 30, 2006 and March 31, 2006, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $26.2 million and $40.6 million, respectively, primarily representing manufacturing facilities located in the Americas that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other assets on the condensed consolidated balance sheets.
Fiscal Year 2007
     The Company recognized charges of approximately $96.2 million during the three and six months ended September 30, 2006 related to the impairment, lease termination, exit costs and other charges primarily related to the disposal and exit of certain real estate owned and leased by the Company in order to reduce its investment in property, plant and equipment. The Company classified approximately $95.7 million of these charges as a component of cost of sales during the three and six months ended September 30, 2006. The activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations.
     The Company did not incur any such restructuring charges during the three months ended June 30, 2006. The components of the restructuring charges during the second quarter of fiscal year 2007 were as follows:

(In thousands)
Americas:
Severance	$130
Long-lived asset impairment	38,320
Other exit costs	20,554

Total restructuring charges	59,004

Asia:
Severance	—
Long-lived asset impairment	6,869
Other exit costs	15,620

Total restructuring charges	22,489

Europe:
Severance	409
Long-lived asset impairment	2,496
Other exit costs	11,850

Total restructuring charges	14,755

Total
Severance	539
Long-lived asset impairment	47,685
Other exit costs	48,024

Total restructuring charges	$96,248

     During the three and six months ended September 30, 2006, the Company recognized approximately $0.5 million of employee termination costs, which was classified as a component of cost of sales, associated with involuntary terminations in connection with the charges described above.
     During the three and six months ended September 30, 2006, the Company recognized approximately $47.7 million for the write-down of property and equipment associated with the planned disposal and exit of certain real estate owned and leased by the Company. Approximately $47.1 million of this amount was classified as a component of cost of sales. The charges recognized during the three and six months ended September 30, 2006 also included approximately $48.0 million for other exit costs, which was classified as a component of cost of sales and was primarily comprised of contractual obligations amounting to approximately $22.9 million, customer disengagement costs of approximately $22.9 million and approximately $2.2 million of other costs.
     The following table summarizes the provisions, respective payments, and remaining accrued balance as of September 30, 2006 for charges incurred in the second quarter of fiscal year 2007 and prior periods:

		Long Lived
		Assets	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2006	$41,378	$—	$22,644	$64,022
Activities during the first quarter:
Cash payments for charges incurred in fiscal year 2006	(10,324)	—	(1,307)	(11,631)
Cash payments for charges incurred in fiscal year 2005 and prior	(744)	—	(1,509)	(2,253)

Balance as of June 30, 2006	30,310	—	19,828	50,138
Activities during the second quarter:
Provision for charges incurred in second quarter	539	47,685	48,024	96,248
Cash payments for charges incurred in second quarter	(307)	—	(1,489)	(1,796)
Cash payments for charges incurred in fiscal year 2006	(5,965)	—	(1,196)	(7,161)
Cash payments for charges incurred in fiscal year 2005 and prior	(233)	—	(2,733)	(2,966)
Non-cash charges incurred in second quarter	—	(47,685)	(19,725)	(67,410)

Balance as of September 30, 2006	24,344	—	42,709	67,053
Less: current portion (classified as other current liabilities)	(20,740)	—	(20,212)	(40,952)

Accrued facility closure costs, net of current portion (classified as other long-term liabilities)	$3,604	$—	$22,497	$26,101

     As of September 30, 2006, accrued facility closure costs related to restructuring charges incurred during fiscal year 2007 were approximately $27.0 million, of which approximately $15.5 million was classified as a long-term obligation. As of September 30, 2006 and March 31, 2006, accrued facility closure costs related to restructuring charges incurred during fiscal year 2006 were approximately $29.6 million and $48.4 million, respectively, of which approximately $6.1 million and $9.6 million, respectively, was classified as a long-term obligation. As of September 30, 2006 and March 31, 2006, accrued facility closure costs related to restructuring charges incurred during fiscal years 2005 and prior were approximately $10.5 million and $15.6 million, respectively, of which approximately $4.5 million and $7.3 million, respectively, was classified as a long-term obligation.
Fiscal Year 2006
     The Company recognized restructuring charges of approximately $215.7 million during fiscal year 2006 related to severance, the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities, of which $50.3 million and $83.0 million was recognized during the three and six months ended September 30, 2005, respectively. The Company classified approximately $185.6 million ($38.5 million and $66.0 million during the three and six months ended September 30, 2005, respectively) of the charges associated with facility closures as a component of cost of sales during fiscal year 2006.
     The facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During fiscal year 2006, the Company recognized approximately $72.3 million of other exit costs primarily associated with contractual obligations, of which $12.8 million and $27.2 million was recognized during the three and six months ended September 30, 2005, respectively.
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

     During fiscal year 2006, the Company recognized approximately $113.1 million ($23.2 million and $37.1 million during the three and six months ended September 30, 2005, respectively) of employee termination costs associated with the involuntary terminations of approximately 7,300 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 1,400, 100, and 5,800 for the Americas, Asia and Europe, respectively. Approximately $96.2 million ($17.3 million and $27.2 million during the three and six months ended September 30, 2005, respectively) of the net charges was classified as a component of cost of sales.
     During fiscal year 2006, the Company recognized approximately $30.3 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures, of which $14.4 million and $18.7 million was recognized during the three and six months ended September 30, 2005, respectively. Approximately $27.1 million ($14.4 million and $18.5 million during the three and six months ended September 30, 2005, respectively) of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2006 also included approximately $72.3 million ($12.8 million and $27.2 million during the three and six months ended September 30, 2005, respectively) for other exit costs, of which approximately $62.3 million ($6.9 million and $20.5 million during the three and six months ended September 30, 2005, respectively) was classified as a component of cost of sales. The amount recognized during fiscal year 2006 was primarily comprised of contractual obligations of approximately $30.3 million ($0.2 million and $10.7 million during the three and six months ended September 30, 2005, respectively) and customer disengagement costs of approximately $34.5 million ($5.4 million and $6.6 million during the three and six months ended September 30, 2005, respectively).
     For further discussion of the Company’s historical restructuring activities, refer to Note 10 “Restructuring Charges” to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

NOTE J — SEGMENT REPORTING
     As of September 30, 2006, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services (EMS). During the three months ended September 30, 2006, the Company completed the sale of its software development and solutions business (refer to Note L, “Acquisitions and Divestitures” for further discussion), a previously identified operating segment which was combined with EMS for operating segment disclosures as they did not meet the quantitative thresholds for separate disclosure established in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.
     Geographic information for continuing operations is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net sales:
Asia	$2,933,250	$2,212,176	$5,329,921	$4,161,121
Americas	1,028,964	789,802	1,920,434	1,585,244
Europe	740,119	806,097	1,511,121	1,884,765

	$4,702,333	$3,808,075	$8,761,476	$7,631,130

	As of
	September 30,	March 31,
	2006	2006
	(In thousands)
Long-lived assets:
Asia	$1,220,215	$924,492
Americas	446,348	436,191
Europe	322,542	340,867

	$1,989,105	$1,701,550

     Revenues are attributable to the country in which the product is manufactured.
     For purposes of the preceding tables, “Asia” includes Bangladesh, China, India, Indonesia, Japan, Malaysia, Mauritius, Pakistan, Philippines, Singapore, Taiwan and Thailand; “Americas” includes Argentina, Brazil, Canada, Colombia, Mexico, Venezuela, and the United States; “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, the Netherlands, Norway, Poland, South Africa, Spain, Sweden, Switzerland, Ukraine, and the United Kingdom. During both the three and six months ended September 30, 2006, there were no revenues attributable to Argentina, Bangladesh, Colombia, Indonesia, Pakistan, Thailand and Venezuela as a result of the Company’s divestiture of the Network Services business in the September 2005 fiscal quarter.
     During the three and six months ended September 30, 2006, net sales from continuing operations generated from Singapore, the principal country of domicile, were $99.6 million and $181.9 million, respectively. During the three and six months ended September 30, 2005, net sales from continuing operations generated from Singapore were $72.8 and $129.4 million, respectively.

NOTE K — COMMITMENTS AND CONTINGENCIES
     On September 4, 2006, the Company entered into an agreement with International DisplayWorks, Inc. (“IDW”) to acquire IDW for an aggregate value of approximately $300.0 million in a stock-for-stock merger. The transaction is subject to customary closing conditions, including IDW stockholder approval and certain regulatory approvals and is expected to be completed in the December 2006 quarter. Refer to Note L, “Acquisitions and Divestitures” for further discussion.
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
Nortel
     On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’ purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets has occurred in stages, with the final stage of the asset purchase occurring in May 2006 as the Company completed the closing of the manufacturing system house operations in Calgary, Canada.
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
     The aggregate purchase price for the assets acquired was approximately $590.3 million and is subject to final working capital adjustments. As of September 30, 2006, the Company has made net payments of approximately $509.5 million in the aggregate to Nortel, of which approximately $138.5 million was paid in the six months ended September 30, 2006. The remaining consideration of approximately $80.8 million, subject to final working capital adjustments, is expected to be paid during fiscal year 2007 and is classified as other current liabilities in the condensed consolidated balance sheet as of September 30, 2006. The allocation of the purchase price to specific assets and liabilities was based in part, upon independent third-party valuations, and internal estimates of cash flow and recoverability. Management currently estimates the allocation to be approximately $346.6 million to inventory, $40.2 million to fixed assets and other, $102.5 million to current and non-current liabilities with the remaining amounts being allocated to intangible assets, including goodwill. The purchases have resulted in purchased intangible assets of approximately $48.4 million and goodwill of approximately $257.6 million. The Company expects to finalize the purchase price allocations during the current fiscal year ending March 31, 2007.
Hughes Software Systems Limited (now known as Flextronics Software Systems Limited (“FSS”))
     In October 2004, the Company acquired approximately 70% of the total outstanding shares of Hughes Software Systems Limited (now known as Flextronics Software Systems Limited (“FSS”)). During fiscal year 2006, the Company acquired an additional 26% incremental ownership, and during the six months ended September 30, 2006, acquired an additional 3% for total cash consideration of approximately $18.1 million. The incremental investment during the six months ended September 30, 2006 reduced other liabilities by approximately $5.8 million, which was primarily related to minority interests net of increases in deferred taxes and other liabilities. The incremental investment also resulted in purchased identifiable intangible assets of $2.0 million and goodwill of $10.3 million, based on third-party valuations. On September 1, 2006, the Company sold FSS in conjunction with the divestiture of its software development and solutions business, which has been included in discontinued operations for all periods presented.
     The following table reflects the unaudited pro forma condensed consolidated results of operations for the periods presented, as though the acquisitions of Nortel’s operations in France and Canada and the acquisition of FSS had occurred as of the beginning of fiscal year 2006, after giving effect to certain adjustments and related income tax effects, which were not material. Comparative pro forma results for the three and six months ended September 30, 2006 has not been presented, as such results were not materially different from the Company’s actual results:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except per share amounts)
Net sales	$4,092,775	$8,314,930
Income (loss) from continuing operations	(21,022)	35,956
Income from discontinued operations, net of tax	19,237	22,838
Net income	(1,785)	58,794
Basic earnings (loss) per share from continuing operations	$(0.04)	$0.06
Diluted earnings (loss) per share from continuing operations	$(0.04)	$0.06
Basic earnings per share from discontinued operations	$0.03	$0.04
Diluted earnings per share from discontinued operations	$0.03	$0.04
Basic earnings per share	$—	$0.10
Diluted earnings per share	$—	$0.10
Other Acquisitions
     Comparative pro forma information for the acquisitions described below has not been presented, as the results of operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis.
     During the six months ended September 30, 2006, the Company completed certain acquisitions that were not individually significant to the Company’s condensed results of operations and financial position. The aggregate purchase price for these acquisitions totaled approximately $101.5 million, of which $15.9 million is unpaid and is included in other current liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2006. In addition, the Company paid approximately $5.0 million in cash for contingent purchase price adjustments relating to certain historical acquisitions. Goodwill and intangibles resulting from these acquisitions, as well as from purchase price adjustments for certain historical acquisitions, totaled approximately $64.9 million, of which $7.2 million related to discontinued operations. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of valuations. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through January 2008. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
     During the six months ended September 30, 2005, the Company completed certain acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for these acquisitions amounted to approximately $123.6 million, net of cash acquired. Goodwill and intangibles resulting from these acquisitions during the six months ended September 30, 2005, as well as from contingent purchase price adjustments for certain historical acquisitions, totaled approximately $124.8 million, of which $19.8 related to discontinued operations. The purchase prices of these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through January 2008. The contingent consideration has not been recognized as part of the purchase price, pending the outcome of the contingency. During the six months ended September 30, 2005, the

Company paid approximately $47.7 million, of which approximately $24.8 million related to discontinued operations, in cash for contingent purchase price adjustments relating to certain historical acquisitions.
     International DisplayWorks, Inc. (“IDW”)
     On September 4, 2006, the Company entered into an agreement with International DisplayWorks, Inc. (“IDW”) to acquire IDW in a stock-for-stock merger with an aggregate value of approximately $300.0 million. Upon completion of the merger, each outstanding share of IDW common stock will be converted into a fraction of a Flextronics ordinary share based on an exchange ratio formula. The exchange ratio will be calculated using the Flextronics average daily closing share price for the 20 trading days ending on the fifth trading day immediately preceding the closing, and will provide the following:
•	If the average Flextronics closing price is equal to or greater than $10.5606 and equal to or less than $12.9074, each share of IDW common stock will be converted into a fraction of a Flextronics ordinary share that will range from 0.6202 to 0.5075, which would represent an equivalent of $6.55 of value in Flextronics ordinary shares based on the average Flextronics closing price;
•	If the average Flextronics closing price is greater than $12.9074 and equal to or less than $13.4941, each share of IDW common stock will be converted into a fraction of a Flextronics ordinary share equal to 0.5075, which would represent an equivalent of more than $6.55 and up to $6.85 of value in Flextronics ordinary shares based on the average Flextronics closing price;
•	If the average Flextronics closing price is greater than $13.4941, each share of IDW common stock will be converted into a fraction of a Flextronics ordinary share equal to $6.85 divided by the average Flextronics closing price, which would represent an equivalent of $6.85 of value in Flextronics ordinary shares based on the average Flextronics closing price; and
•	If the average Flextronics closing price is less than $10.5606, each share of IDW common stock will be converted into a fraction of a Flextronics ordinary share equal to 0.6202, which would represent an equivalent of less than $6.55 of value in Flextronics ordinary shares based on the average Flextronics closing price.
     The transaction is subject to customary closing conditions, including IDW stockholder approval and certain regulatory approvals and is expected to be completed in the quarter ending December 31, 2006.
     Divestitures
     On September 1, 2006, the Company completed the sale of its software development and solutions business to Software Development Group (“SDG”), an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). The Company received aggregate cash payments of approximately $688.5 million, an eight-year $250.0 million face value promissory note with a paid-in-kind interest coupon fair valued at approximately $204.9 million and retained a 15% ownership interest in the merged company, SDG, fair valued at approximately $57.1 million. As the Company will not have the ability to significantly influence the operating decisions of SDG, the cost method of accounting for the investment will be used and accordingly, the Company did not retain any of its economic interest in the gain as an adjustment to the initial carrying value of the investment in SDG. The aggregate net assets sold in the divestiture were approximately $704.4 million. After approximately $64.9 million in adjustments primarily attributable to transaction costs, working capital adjustments, the fair value of the Company’s obligations under certain non-compete and indemnification agreements, the reversal of cumulative translation losses recognized as a result of the sale and expense related to stock-based compensation and bonuses, the divestiture resulted in a gain of approximately $171.2 million, net of $10.0 million of estimated tax on the sale, which is included in income from discontinued operations in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2006.
     During the September 2005 quarter, the Company merged its Flextronics Network Services (FNS) division with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. The Company received an upfront cash payment and also retained a 35% ownership interest in the merged company, Relacom Holding AB (“Relacom”). The Company is entitled to future contingent consideration and deferred purchase price payments. The Company accounts for its investment in the common stock of Relacom using the equity method of accounting. The associated equity in the net income of Relacom has not been material to the Company’s results of operations for the three and six months ended September 30, 2006 and 2005, and was classified as a component of interest and other expense, net, in the condensed consolidated statements of operations. The initial carrying value of the equity investment was based on a third-party valuation adjusted for the Company’s economic interest in the gain on divestiture and was approximately $103.9 million and $110.0 million as of September 30, 2006 and March 31, 2006, respectively. The excess of the carrying value of the investment and the underlying equity in net assets is attributable to goodwill and intangible assets.
     During the September 2005 quarter, the Company sold its semiconductor division to AMIS Holdings, Inc. (AMIS), the parent company of AMI Semiconductor, Inc. As a result of the divestitures of the FNS and semiconductor divisions, the Company received aggregate cash payments of approximately $518.5 million and notes receivable valued at $38.3 million. The aggregate net assets sold in the divestitures were approximately $573.0 million. The Company recognized an aggregate pretax gain of $70.7 million during the three and six months ended September 30, 2006, of which $43.8 million was attributable to discontinued operations. The gain attributable to continuing operations was net of approximately $3.0 million in expense for accelerated deferred compensation. The divestitures of the semiconductor and FNS divisions resulted in tax expense of $98.9 million (of which $30.3 million was attributable to discontinued operations).
     Revenues related to the divested FNS division were approximately $89.6 million and $275.3 million for the three and six months ended September 30, 2005, respectively. The results of operations attributable to the divested software development and solutions, and the semiconductor businesses are included within discontinued operations, as described more fully under Note M below.
NOTE M — DISCONTINUED OPERATIONS
     Consistent with its strategy to evaluate the strategic and financial contributions of each of its operations and to focus on the primary growth objectives in the Company’s core EMS vertically-integrated business activities, the Company divested its software development and solutions business on September 1, 2006 and its semiconductor business in September 2005. In conjunction with the divestiture of the software development and solutions business, the Company retained a 15% equity stake in the business through an approximate 15% ownership interest in SDG. As the Company will not have the ability to significantly influence the operating decisions of the divested business, the cost method of accounting for the investment will be used.
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
     The results from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net sales	$44,197	$76,156	$114,305	$150,632
Cost of sales (including $6 and $12 of stock-based compensation expense for the three and six months ended September 30, 2006, respectively)	29,106	47,579	72,648	92,754

Gross profit	15,091	28,577	41,657	57,878
Selling, general and administrative expenses (including $197 and $544 of stock-based compensation expense for the three and six months ended September 30, 2006, respectively)	6,274	17,639	20,707	36,377
Intangible amortization	2,137	3,584	5,201	9,270
Interest and other (income) expense, net	(2,197)	1,076	(4,112)	3,228
Gain on divestiture of operations (net of $1,709 of stock-based compensation expense for the three and six months ended September 30, 2006)	(181,228)	(43,750)	(181,228)	(43,750)

Income before income taxes	190,105	50,028	201,089	52,753
Provision for income taxes	11,183	31,693	13,351	32,489

Net income of discontinued operations	$178,922	$18,335	$187,738	$20,264

     The current and non-current assets and liabilities of discontinued operations were as follows:

As of
March 31,
2006
(In thousands)
Accounts receivable, net	$63,129
Other current assets	26,380

Total current assets of discontinued operations	$89,509

Goodwill	$472,051
Other intangible aseets, net	56,748
Other assets	45,585

Total non-current assets of discontinued operations	$574,384

Accounts payable	$13,744
Accrued payroll	19,216
Other current liabilities	24,253

Total current liabilities of discontinued operations	$57,213

Total non-current liabilities of discontinued operations	$30,578

     There were no assets or liabilities attributable to discontinued operations as of September 30, 2006 as the divestiture of the Company’s software development and solutions business was completed on September 1, 2006.
NOTE N — RELATED PARTY TRANSACTIONS
     As discussed in Note F, “Bank Borrowings and Long-Term Debt”, on July 14, 2006, the Company entered into the First Amendment to the Note Purchase Agreement with certain affiliates of Silver Lake Partners. Mr. James A. Davidson is a member of the Company’s Board of Directors and co-founder and managing director of Silver Lake Partners. The terms of the transaction were based on arms-length negotiations between the Company and Silver Lake Partners, and were approved by the Company’s Board of Directors as well as by the Audit Committee of the Company’s Board of Directors, with Mr. Davidson abstaining in each case.

     As discussed in Note L, “Acquisitions and Divestitures”, on September 1, 2006, the Company sold its software development and solutions business to Software Development Group (“SDG”), an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). Mr. Michael E. Marks, the Chairman of the Company’s Board of Directors, is a member of KKR. The terms of the transaction were based on arms-length negotiations between the Company and KKR, and were approved by an independent committee of the Company’s Board of Directors as well as by the Audit Committee of the Company’s Board of Directors.

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
OVERVIEW
     We are a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following market segments: computing; mobile communications; consumer digital; infrastructure; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical. We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; rigid printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; logistics; after-sales services; and multiple component product offerings.
     We are one of the world’s largest EMS providers, with revenues from continuing operations of $4.7 billion and $8.8 billion during the three and six months ended September 30, 2006, respectively, and $15.3 billion during fiscal year 2006. As of March 31, 2006, our total manufacturing capacity was approximately 15.8 million square feet in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (the Americas, Asia and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. For the six months ended September 30, 2006, our net sales from continuing operations in the Americas, Asia and Europe represented approximately 22%, 61% and 17%, respectively, of our total net sales from continuing operations.
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
     We have actively pursued acquisitions and purchases of manufacturing facilities, design and engineering resources and technologies in order to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. Historically, we have completed numerous strategic transactions with OEM customers over the past several years, including Nortel, Kodak, Xerox, Kyocera and Casio. These strategic transactions have expanded our customer base, provided end-market diversification, and contributed to a significant portion of our revenue growth. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM and lease or acquire their manufacturing facilities while simultaneously entering into multi-year supply agreements for the production of their products. We will continue to selectively pursue strategic opportunities that we believe will further our business objectives and enhance shareholder value.
     On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets has occurred in stages, with the final stage of the asset purchase occurring in May 2006 when we completed the closing of the manufacturing system house operations in Calgary, Canada. The aggregate purchase price for the assets acquired was approximately $590.3 million and is subject to final working capital adjustments. As of September 30, 2006, we have made net payments of approximately $509.5 million in the aggregate to Nortel, of which approximately $138.5 million was paid in the six months ended September 30, 2006. The remaining consideration of approximately $80.8 million, subject to final working capital adjustments, is expected to be paid during fiscal year 2007 and is classified as other current liabilities in the condensed consolidated balance sheet as of September 30, 2006. The allocation of the purchase price to specific assets and liabilities was based in part, upon independent third-party valuations, and internal estimates of cash flow and recoverability. Management currently estimates the allocation to be approximately $346.6 million to inventory, $40.2 million to fixed assets and other, $102.5 million to current and non-current liabilities, with the remaining amounts being allocated to intangible assets, including goodwill. The purchases have resulted in purchased intangible assets of approximately $48.4 million and goodwill of approximately $257.6 million. We expect to finalize the purchase price allocations during the current fiscal year ending March 31, 2007.
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
     As part of our continuous evaluation of the strategic and financial contributions of each of our operations, we are focusing our efforts and resources on the reacceleration of revenue growth in our core vertically-integrated EMS business, which includes design, manufacturing services, components and logistics. We have divested certain non-core operations and we continue to assess further opportunities to maximize shareholder value with respect to our non-core activities through divestitures, equity carve-outs, spin-offs and other strategic transactions.
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
Revenue Recognition
     We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based on our analysis of historical returns, current economic trends and changes in customer demand. These provisions were not material to our condensed consolidated financial statements for the three and six months ended September 30, 2006 and 2005.
     We provide a comprehensive suite of services for our customers that range from contract design services to original product design to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services from continuing operations were less than 10% of our total sales from continuing operations during the three and six months ended September 30, 2006 and 2005.
Stock-Based Compensation
     We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility and expected option life. If actual forfeitures differ significantly from our estimates, adjustments to compensation cost may be required in future periods.
Restructuring Costs
     Historically, we recognized restructuring charges related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recognized restructuring charges for employee termination costs, long-lived asset impairment and other restructuring-related costs.
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
     We evaluate goodwill and other intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. If, at the time of our annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered to be impaired. Further, to the extent the carrying value of the Company as a whole is greater than its market capitalization, all, or a significant portion of our goodwill may be considered impaired. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our impairment evaluations. However, we have recognized impairment charges in connection with our restructuring activities.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements’’ (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS

157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal year 2009. We are currently assessing the impact of adopting SFAS 157 on our consolidated results of operations and financial condition.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This statement requires recognition of the over-funded or under-funded status of defined benefit post-retirement plans as an asset or liability, respectively, in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and is required to be adopted by us in the current fiscal year. The measurement date provisions of SFAS 158 are effective for fiscal years ending after December 15, 2008 and is required to be adopted by us beginning in fiscal year 2009. We are currently evaluating the effect of adopting SFAS 158 on our consolidated results of operations and financial condition.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by us in the first quarter of fiscal year 2008. We are currently assessing the impact of adopting FIN 48 on our consolidated results of operations and financial condition.
     In September 2006, the FASB published FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Maintenance Activities,” which eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The FSP is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us beginning in the first quarter of fiscal year 2008. Any changes resulting from adoption is to be considered a change in accounting principle with retrospective application as prescribed in SFAS 154, “Accounting Changes and Error Corrections,” if practical. The adoption of the FSP is not expected to have a material effect on our consolidated results of operations, financial condition and cash flows.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Pursuant to SAB 108, registrants are required to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006 and is required to be applied by us in the current fiscal year. We do not believe that the application of SAB 108 will have a material effect on our consolidated results of operations or financial condition.
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

	Three Months Ended		Six months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.2	93.9	94.2	93.7
Restructuring charges	2.0	1.0	1.1	0.9

Gross profit	3.8	5.1	4.7	5.4
Selling, general and administrative expenses	3.2	3.4	3.1	3.4
Intangible amortization	0.2	0.3	0.2	0.3
Restructuring charges	—	0.3	—	0.2
Interest and other expense, net	0.6	0.6	0.6	0.6
Gain on divestitures of operations	—	(0.7)	—	(0.4)

Income (loss) from continuing operations before income taxes	(0.2)	1.2	0.8	1.3
Provision for (benefit from) income taxes	(0.3)	1.8	(0.1)	0.9

Income (loss) from continuing operations	0.1	(0.6)	0.9	0.4
Discontinued operations:
Income from discontinued operations, net of tax	3.8	0.5	2.2	0.3

Net income (loss)	3.9%	(0.1)%	3.1%	0.7%

Net Sales — Continuing Operations
     Net sales during the three months ended September 30, 2006 totaled $4.7 billion, representing an increase of $894.3 million over the three months ended September 30, 2005. Net sales during the three months ended September 30, 2006 increased by $721.1 million and $239.2 million in Asia and the Americas, respectively, offset by a decline of $66.0 million in Europe. Overall, the increase in net sales was primarily attributable to (i) an increase of $514.2 million in the mobile communications market due to new program wins from various customers, (ii) an increase of $154.9 million to customers in the infrastructure market, (iii) an increase of $121.2 million to customers in the industrial, medical, automotive and other markets, (iv) an increase of $59.5 million to customers in the computing market, and (v) an increase of $44.5 million to customers in the consumer digital market.
     Net sales during the six months ended September 30, 2006 totaled $8.8 billion, representing an increase of $1.1 billion over the six months ended September 30, 2005. Net sales during the six months ended September 30, 2006 increased by $1.2 billion and $335.2 million in Asia and the Americas, respectively, offset by a decline of $373.6 million in Europe. Overall, the increase in net sales was primarily attributable to (i) an increase of $732.8 million in the mobile communications market due to new program wins from various customers, (ii) an increase of $181.4 million to customers in the industrial, medical, automotive and other markets, and (iii) an increase of $119.6 million to customers in the computing market, (iv) an increase of $114.5 million to customers in the infrastructure market, offset by a decrease of $18.0 million to customers in the consumer digital market.
     Our ten largest customers during the three months ended September 30, 2006 and 2005 accounted for approximately 68% and 62% of net sales, respectively, with Hewlett-Packard and Sony-Ericsson each accounting for greater than 10% of our net sales. Our ten largest customers during the six months ended September 30, 2006 and 2005 accounted for approximately 67% and 63% of net sales, respectively, with Hewlett-Packard and Sony-Ericsson each accounting for greater than 10% of our net sales.
Gross Profit — Continuing Operations
     Our gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. Typically, margin leverage lags revenue growth in new programs due to product start-up costs, lower volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin often improves over time as volumes increase, as our utilization rates and overhead absorption improves, and as we increase the level of vertically-integrated manufacturing services content. As a result, our gross margin varies from period to period.
     Our gross profit during the three months ended September 30, 2006 decreased $16.8 million to $178.4 million, or 3.8% of net sales, from $195.2 million, or 5.1% of net sales, during the three months ended September 30, 2005. The 130 basis point decrease in gross margin was attributable to a 100 basis point increase in restructuring charges, and a 30 basis point increase in cost of sales, which was primarily attributable to the divestiture of our higher margin Network Services division in the September 2005 quarter together with start-up and integration costs associated with our new programs in the current quarter, and increases in higher volume lower margin businesses.
     Our gross profit during the six months ended September 30, 2006 decreased $3.1 million to $414.4 million, or 4.7% of net sales, from $417.5 million, or 5.4% of net sales, during the six months ended September 30, 2005. The 70 basis point decrease in gross margin was attributable to a 20 basis point increase in restructuring charges, and a 50 basis point increase in cost of sales, which was primarily attributable to the divestiture of our higher margin Network Services division in the September 2005 quarter together with start-up and integration costs associated with our new programs in the current period, and increases in higher volume lower margin businesses.
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
     During the three and six months ended September 30, 2006, we recognized charges of approximately $96.2 million related to the impairment, lease termination, exit costs and other charges primarily related to the disposal and exit of certain real estate owned and leased by the Company in order to reduce its investment in property, plant and equipment. During the three and six months ended September 30, 2006, charges recognized by reportable geographic region amounted to $59.0 million, $22.5 million and $14.7 million for the Americas, Asia and Europe, respectively. Approximately $95.7 million of the charges were classified as a component of cost of sales during the three and six months ended September 30, 2006.
     During the three and six months ended September 30, 2005, we recognized restructuring charges of approximately $50.3 million and $83.0 million, respectively. During the three months ended September 30, 2005, restructuring charges recognized by reportable geographic region amounted to $14.6 million and $35.7 million for the Americas and Europe, respectively. During the six months ended September 30, 2005, restructuring charges recognized by reportable geographic region amounted to $27.3 million and $55.7 million for the Americas and Europe, respectively. During the three months ended September 30, 2005, involuntary employee terminations identified by reportable geographic region amounted to 388 and 607 for the Americas and Europe, respectively. During the six months ended September 30, 2005, involuntary employee terminations identified by reportable geographic region amounted to 453 and 2,257 for the Americas and Europe, respectively. Approximately $38.5 million and $66.0 million of the restructuring charges were classified as a component of cost of sales during the three and six months ended September 30, 2005, respectively.
     Refer to Note I, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our historical restructuring activities.
     Selling, General and Administrative Expenses — Continuing Operations
     Our selling, general and administrative expenses, or SG&A, amounted to $148.3 million, or 3.2% of net sales, during the three months ended September 30, 2006, compared to $129.3 million, or 3.4% of net sales, during the three months ended September 30, 2005. SG&A amounted to $267.5 million, or 3.1% of net sales, during the six months ended September 30, 2006, compared to $258.4 million, or 3.4% of net sales, during the six months ended September 30, 2005. SG&A for the three and six months ended September 30, 2005 includes a bad debt provision of $15.0 million related to the potential non-collectibility of certain accounts receivable from our customer, Delphi Corporation (“Delphi”), related to Delphi’s bankruptcy filing on October 8, 2005. We reversed this provision as a credit to SG&A during the quarter ended December 31, 2005 as the related accounts receivable were subsequently collected.
     The increases in SG&A during the three and six months ended September 30, 2006 were primarily attributable to approximately $4.3 million and $8.8 million of incremental stock-based compensation expense recognized as a result of our adoption of SFAS 123(R) during the three and six months ended September 30, 2006, respectively, and by overall investments in resources necessary to support our accelerating revenue growth. These increases in SG&A were partially offset by the divestiture of our Network Services division in the September 2005 fiscal quarter and the bad debt provision related to certain Delphi receivables recognized during the quarter ended September 30, 2005. The improvement in SG&A as a percentage of net sales during the three and six months ended September 30, 2006 was attributable to higher net sales, the divestiture of our Network Services division in the September 2005 fiscal quarter and the bad debt provision related to certain Delphi receivables recognized during the quarter ended September 30, 2005.
Interest and Other Expense, Net — Continuing Operations
     Interest and other expense, net was $31.1 million during the three months ended September 30, 2006 compared to $21.9 million during the three months ended September 30, 2005, an increase of $9.2 million. Interest and other expense, net was $60.3 million during the six months ended September 30, 2006 compared to $45.8 million during the six months ended September 30, 2005, an increase of $14.5 million. The increases for the three and six months ended September 30, 2006 are primarily the result of losses associated with the equity in earnings of our non-majority owned investments and increased interest expense from higher average debt balances throughout the periods coupled with higher interest rates.
Income Taxes — Continuing Operations
     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 8, “Income Taxes”, of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for further discussion.
     The tax benefit during the three and six months ended September 30, 2006 includes an approximate $23.0 million tax benefit related to the $96.2 million of impairment, lease termination, exit costs and other charges primarily related to the disposal and exit of certain real estate owned and leased by the Company in order to reduce our investment in property, plant and equipment. The tax expense during the three and six months ended September 30, 2005 includes $68.7 million of tax expense associated with the gain on the sale and differences between the recorded book and tax basis of our network services division, as well as the recording of valuation allowance relating to the remaining deferred tax assets in connection with this divestiture, off-set by benefits attributable to the $50.3 million and $83.0 million of restructuring charges recognized during the three and six months ended September 30, 2005, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES — CONTINUING AND DISCONTINUED OPERATIONS
     As of September 30, 2006, we had cash and cash equivalents of $1.0 billion and bank and other borrowings of $1.7 billion, including approximately $225.0 million outstanding under our various credit facilities. These credit facilities are subject to compliance with certain financial covenants. As of September 30, 2006, we were in compliance with the covenants under our indentures and credit facilities. Working capital as of September 30, 2006 and March 31, 2006 was approximately $1.0 billion and $938.6 million, respectively.
     Cash used in operating activities amounted to $49.2 million during the six months ended September 30, 2006. Cash provided by operating activities amounted to $432.9 million during the six months ended September 30, 2005.
     During the six months ended September 30, 2006, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:
•	net income of $269.4 million;

•	depreciation and amortization of $163.4 million;

•	non-cash impairment and other charges of $77.0 million; and

•	an increase in accounts payable and other liabilities of $761.6 million.
     During the six months ended September 30, 2006, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:
•	the pretax gain associated with the divestiture of our software development and solutions business in the amount of $181.2 million;

•	an increase in inventories of $712.8 million;

•	an increase in accounts receivable of $363.1 million; and

•	an increase in other current and non-current assets of $61.6 million.
     The increases in our working capital accounts were due primarily to increased overall business activity and in anticipation of continued growth in the December 2006 fiscal quarter.
     During the six months ended September 30, 2005, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:
•	net income of $56.3 million;

•	depreciation and amortization of $174.1 million;

•	non-cash restructuring charges of $28.5 million; and

•	an increase in accounts payables and other accrued liabilities of $473.6 million.
     During the six months ended September 30, 2005, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:
•	the pretax gain associated with the divestitures of our Network Services and semiconductor businesses in the amount of $70.7 million.

•	an increase in inventories of $193.1 million; and

•	an increase in other current and non-current assets of $193.2 million.
     The increase in accounts payable and other current liabilities was primarily attributable to the increase in inventory and timing of purchases near quarter end and the requirements to support the expansion of our business in the December 2005 quarter.
     Cash provided by investing activities amounted to $23.7 million during the six months ended September 30, 2006. Cash used in investing activities amounted to $37.6 million during the six months ended September 30, 2005.
     Cash provided by investing activities during the six months ended September 30, 2006 primarily related to the following:
•	proceeds of $579.9 million from the divestiture of our software development and solutions business, net of cash held by the business of $108.6 million;
     offset by:
•	net capital expenditures of $277.4 million for the purchase of equipment and for the continued expansion of various low cost, high volume manufacturing facilities and industrial parks, as well as for the continued investment in our printed circuit board operations and components business;

•	payments for the acquisition of businesses of $247.3 million, including $138.5 million associated with our Nortel transaction, $18.1 million for additional shares in Hughes Software Systems, and $90.7 million for various other acquisitions of businesses and contingent purchase price adjustments relating to certain historic acquisitions; and

•	$31.4 million of investments in certain non-publicly traded technology companies and notes receivables.
     Cash used in investing activities during the six months ended September 30, 2005 primarily related to the following:
•	net capital expenditures of $107.2 million for the purchase of equipment and for the continued expansion of various manufacturing facilities in certain low cost, high volume centers, primarily in Asia;

•	payments amounting to $194.3 million associated with our Nortel transaction, $106.5 million for the acquisition of additional shares in Hughes Software Systems and $171.2 million for various other acquisitions of businesses and contingent purchase price adjustments relating to certain historic acquisitions; and

•	$8.0 million of investments in certain non-publicly traded technology companies;
     offset by:
•	$518.5 million of proceeds from the divestitures of our semiconductor and network services divisions net of cash held by the business of $33.1 million; and

•	$31.0 million of proceeds from our participation in our trade receivables securitization program.
     Cash provided by financing activities amounted to $140.6 million during the six months ended September 30, 2006. Cash used in financing activities amounted to $145.0 million during the six months ended September 30, 2005.
     Cash provided by financing activities during the six months ended September 30, 2006 primarily related to the following:
•	net proceeds from bank borrowings of $131.5 million; and

•	$9.1 million of proceeds from the sale of ordinary shares under our employee stock plans.
     Cash used in financing activities during the six months ended September 30, 2005 primarily related to the following:
•	net repayment of bank borrowings and capital lease obligations, and repurchases of our senior notes amounting to $179.6 million;
     offset by:
•	net proceeds of $34.6 million from the sale of ordinary shares under our employee stock plans.
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
     As previously discussed, we completed the final stage of our asset purchase agreement with Nortel in May 2006 by closing our purchase of the manufacturing system house operations in Calgary, Canada. The remaining consideration of approximately $80.8 million is expected to be paid during fiscal year 2007.
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
     We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities will be sufficient to fund our operations and anticipated transactions through at least the next twelve months. Historically, we have funded our operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt, sales of accounts receivable and capital equipment lease financings. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. The sale of equity or convertible debt securities could result in dilution to our current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of our ordinary shares, and the terms of this debt could impose restrictions on our operations. We are continuing to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase our ordinary shares.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2006. There have been no material changes in our contractual obligations since March 31, 2006. Information regarding our other financial commitments as of September 30, 2006 is provided in the Notes to Condensed Consolidated Financial Statements — Note F, “Bank Borrowings and Long-Term Debt” and Note H, “Trade Receivables Securitization”.
     On September 4, 2006, we entered into an agreement with International DisplayWorks, Inc. (“IDW”) to acquire IDW in a stock-for-stock merger with an aggregate value of approximately $300.0 million. Upon completion of the merger, each outstanding share of IDW common stock will be converted into a fraction of our ordinary share based on an exchange ratio formula. The exchange ratio will be calculated using our average daily closing share price for the 20 trading days ending on the fifth trading day immediately preceding the closing, and will provide the following:
•	If our average closing price is equal to or greater than $10.5606 and equal to or less than $12.9074, each share of IDW common stock will be converted into a fraction of a Flextronics ordinary share that will range from 0.6202 to 0.5075, which would represent an equivalent of $6.55 of value in our ordinary shares based on our average closing price;

•	If our average closing price is greater than $12.9074 and equal to or less than $13.4941, each share of IDW common stock will be converted into a fraction of a Flextronics ordinary share equal to 0.5075, which would represent an equivalent of more than $6.55 and up to $6.85 of value in our ordinary shares based on our average closing price;

•	If our average closing price is greater than $13.4941, each share of IDW common stock will be converted into a fraction of a Flextronics ordinary share equal to $6.85 divided by our average closing price, which would represent an equivalent of $6.85 of value in our ordinary shares based on our average closing price; and

•	If our average closing price is less than $10.5606, each share of IDW common stock will be converted into a fraction of a Flextronics ordinary share equal to 0.6202, which would represent an equivalent of less than $6.55 of value in our ordinary shares based on our average closing price.
     The transaction is subject to customary closing conditions, including IDW stockholder approval and certain regulatory approvals and is expected to be completed in the quarter ending December 31, 2006.
RELATED PARTY TRANSACTIONS
     Since June 30, 2003, neither we nor any of our subsidiaries have made or will make any loans to our executive officers. Prior to June 30, 2003, in connection with an investment partnership, we made loans to several of our executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of us. Interest rates on the notes range from 5.05 to 6.40%. The remaining balance of these loans, including accrued interest, as of September 30, 2006 and March 31, 2006 was approximately $1.9 million and $1.8 million, respectively.
     Additionally, we have a loan outstanding from an executive officer of $3.0 million, including accrued interest, as of September 30, 2006. This loan was initially provided to the executive officer prior to June 2003, and was last amended on December 13, 2005, prior to the time the individual became an executive officer. The loan is evidenced by a promissory note in our favor and we have the option to secure the loan with a deed of trust on property of the officer. The note bears interest at 1.49%. There were no other loans outstanding from our executive officers as of September 30, 2006.
     On September 1, 2006, we completed the sale of our software development and solutions business to Software Development Group (“SDG”), an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). We received aggregate cash payments of approximately $688.5 million, an eight-year $250.0 million face value promissory note with a paid-in-kind interest coupon fair valued at approximately $204.9 million and retained a 15% ownership interest in the merged company, SDG, fair valued at approximately $57.1 million. The aggregate net assets sold in the divestiture were approximately $704.4 million. After approximately $64.9 million in adjustments primarily attributable to transaction costs, working capital adjustments, the fair value of our obligations under certain non-compete and indemnification agreements, the reversal of cumulative translation losses recognized as a result of the sale and expense related to stock-based compensation and bonuses, the divestiture resulted in a gain of approximately $171.2 million, net of $10.0 million of estimated tax on the sale, which is included in income from discontinued operations in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2006. Mr. Michael E. Marks, the Chairman of our Board of Directors, is a member of KKR. The terms of the transaction were based on arms-length negotiations between us and KKR, and were approved by an independent committee of our Board of Directors as well as by the Audit Committee of our Board of Directors.
     On March 2, 2003, we entered into a Note Purchase Agreement with Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. (the “Note Holders”), affiliates of Silver Lake Partners, pursuant to which we have outstanding $195.0 million aggregate principal amount of its Zero Coupon Convertible Junior Subordinated Notes due 2008 to the Note Holders. On July 14, 2006, we entered into a First Amendment to Note Purchase Agreement (the “First Amendment”) with the Note Holders, providing for the amendment of the Note Purchase Agreement and the Notes to, among other things (i) extend the maturity date of the Notes to July 31, 2009 and (ii) provide for settlement of any conversion spread (excess of conversion value over face amount) upon maturity. The Notes may no longer be converted or redeemed prior to maturity, other than in connection with certain change of control transactions, and upon maturity will be settled by the payment of cash equal to the face amount of the Notes and the issuance of shares to settle any conversion spread of the Notes. Mr. James A. Davidson is a member of our Board of Directors and co-founder and managing director of Silver Lake Partners. The terms of the transaction were based on arms-length negotiations between us and Silver Lake Partners, and were approved by our Board of Directors as well as by the Audit Committee of our Board of Directors, with Mr. Davidson abstaining in each case.
DISCONTINUED OPERATIONS
     Information regarding our discontinued operations is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2006.
     The results from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net sales	$44,197	$76,156	$114,305	$150,632
Cost of sales (including $6 and $12 of stock-based compensation expense for the three and six months ended September 30, 2006, respectively)	29,106	47,579	72,648	92,754

Gross profit	15,091	28,577	41,657	57,878
Selling, general and administrative expenses (including $197 and $544 of stock-based compensation expense for the three and six months ended September 30, 2006, respectively)	6,274	17,639	20,707	36,377
Intangible amortization	2,137	3,584	5,201	9,270
Interest and other (income) expense, net	(2,197)	1,076	(4,112)	3,228
Gain on divestiture of operations (net of $1,709 of stock-based compensation expense for the three and six months ended September 30, 2006)	(181,228)	(43,750)	(181,228)	(43,750)

Income before income taxes	190,105	50,028	201,089	52,753
Provision for income taxes	11,183	31,693	13,351	32,489

Net income of discontinued operations	$178,922	$18,335	$187,738	$20,264

     Net income for discontinued operations increased $160.6 million to $178.9 million during the three months ended

September 30, 2006 as compared with $18.3 million for the same period in 2005. Net income for discontinued operations increased $167.5 million to $187.7 million during the six months ended September 30, 2006 as compared with $20.3 million for the same period in 2005. The improvement in net income for both the three and six months ended September 30, 2006 was primarily attributable to the $181.2 million pre-tax gain on the divestiture of our software development and solutions business during the second quarter of fiscal year 2007 as compared to the $43.8 million gain on the divestiture of our semiconductor business for the same period during fiscal year 2006, a decrease in minority interest expense associated with our approximately 29% ownership increase in FSS throughout fiscal year 2006 and the six months ended September 30, 2006, and a reduction in the provision for income taxes. The reduction in the provision for income taxes was principally due to lower taxes resulting from the divestiture in fiscal year 2007 as compared to taxes attributable to the divestiture of our semiconductor business in fiscal year 2006. This improvement in net income from discontinued operations was partially offset by the divestiture of our software development and solutions business on September 1, 2006, and the divestiture of our semiconductor business during the September 2005 fiscal quarter as the results attributable to discontinued operations included the software development and solutions and semiconductor business for the full three and six months ended September 30, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the six months ended September 30, 2006 as compared to the fiscal year ended March 31, 2006.
     We have a portfolio of fixed and variable rate debt. Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates from those as of September 30, 2006 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.
     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. Based on our overall currency rate exposures, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates as of September 30, 2006 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2006, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit
3.01	Amended & Restated Articles of Association of Flextronics International Ltd.*

10.01	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended through October 4, 2006 *

10.02	Summary of Directors’ Compensation *

10.03	Compensation Arrangement between Flextronics International Ltd. and Michael McNamara, Thomas J. Smach, Nicholas Brathwaite, Peter Tan and Werner Widmann **

10.04	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2006.

***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2006

/s/ Thomas J. Smach
Thomas J. Smach
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 8, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit
3.01	Amended & Restated Articles of Association of Flextronics International Ltd.*

10.01	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended through October 4, 2006 *

10.02	Summary of Directors’ Compensation *

10.03	Compensation Arrangement between Flextronics International Ltd. and Michael McNamara, Thomas J. Smach, Nicholas Brathwaite, Peter Tan and Werner Widmann **

10.04	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2006.

***	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.