Form 10-Q
period 2006-12-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2007-02-07
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 2, 2007, there were 607,187,628 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Flextronics International Ltd.:
     We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2006, the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2006 and 2005, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 7, 2007

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(In thousands, except
	share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$909,195	$942,859
Accounts receivable, net of allowance for doubtful accounts of $18,418 and $17,749 as of December 31, 2006 and March 31, 2006, respectively	1,907,123	1,496,520
Inventories	2,535,151	1,738,310
Deferred income taxes	13,095	9,643
Current assets of discontinued operations	—	89,509
Other current assets	622,176	620,095

Total current assets	5,986,740	4,896,936
Property and equipment, net of accumulated depreciation of $1,382,500 and $1,234,341 as of December 31, 2006 and March 31, 2006, respectively	1,922,660	1,586,486
Deferred income taxes	656,576	646,431
Goodwill	3,057,756	2,676,727
Other intangible assets, net	201,902	115,064
Long-term assets of discontinued operations	—	574,384
Other assets	862,258	462,379

Total assets	$12,687,892	$10,958,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$8,224	$106,099
Accounts payable	3,747,138	2,758,019
Accrued payroll	215,672	184,483
Current liabilities of discontinued operations	—	57,213
Other current liabilities	940,743	852,490

Total current liabilities	4,911,777	3,958,304
Long-term debt and capital lease obligations, net of current portion	1,492,499	1,488,975
Long-term liabilities of discontinued operations	—	30,578
Other liabilities	160,192	125,903
Commitments and contingencies (Note L)
Shareholders’ equity:
Ordinary shares, no par value; 606,944,332 and 578,141,566 shares issued and outstanding as of December 31, 2006 and March 31, 2006, respectively	5,911,935	5,572,574
Retained earnings (accumulated deficit)	146,526	(241,438)
Accumulated other comprehensive income	64,963	27,565
Deferred compensation	—	(4,054)

Total shareholders’ equity	6,123,424	5,354,647

Total liabilities and shareholders’ equity	$12,687,892	$10,958,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$5,415,460	$4,125,957	$14,176,936	$11,757,087
Cost of sales (including $1,708 and $3,559 of stock-based compensation expense for the three-and nine-month periods ended December 31, 2006, respectively)	5,126,311	3,889,325	13,377,737	11,036,913
Restructuring charges	—	63,115	95,683	129,150

Gross profit	289,149	173,517	703,516	591,024
Selling, general and administrative expenses (including $6,346 and $589 of stock-based compensation expense for the three-month periods ended December 31, 2006 and 2005, respectively, and $19,759 and $1,745 for the nine-month periods ended December 31, 2006 and 2005, respectively)	135,884	96,198	403,366	354,587
Intangible amortization	7,794	8,910	23,520	28,890
Restructuring charges	—	5,442	565	22,442
Other charges, net	—	7,705	—	7,705
Interest and other expense, net	16,791	21,885	77,063	67,692
Loss (gain) on divestitures of operations	—	3,126	—	(23,819)

Income from continuing operations before income taxes	128,680	30,251	199,002	133,527
Provision for (benefit from) income taxes	10,089	(7,368)	(1,224)	59,912

Income from continuing operations	118,591	37,619	200,226	73,615
Discontinued operations:
Income from discontinued operations, net of tax	—	4,335	187,738	24,599

Net income	$118,591	$41,954	$387,964	$98,214

Earnings per share:
Income from continuing operations:
Basic	$0.20	$0.07	$0.34	$0.13

Diluted	$0.20	$0.06	$0.34	$0.12

Income from discontinued operations:
Basic	$—	$0.01	$0.32	$0.04

Diluted	$—	$0.01	$0.32	$0.04

Net income:
Basic	$0.20	$0.07	$0.67	$0.17

Diluted	$0.20	$0.07	$0.66	$0.16

Weighted-average shares used in computing per share amounts:
Basic	589,414	574,635	582,353	572,112

Diluted	598,534	599,761	590,658	600,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31,
	2006	2005
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$387,964	$98,214
Depreciation and amortization	241,473	246,789
Gain on divestitures of operations	(181,228)	(67,569)
Change in working capital and other, net of effect of acquisitions	(147,551)	369,531

Net cash provided by operating activities	300,658	646,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(436,741)	(151,880)
Acquisitions of businesses, net of cash acquired	(353,608)	(622,961)
Proceeds from divestitures of operations, net of cash held in divested operations of $108,624 and $33,064 for the nine-month periods ended December 31, 2006 and 2005, respectively	579,850	518,505
Other investments and notes receivable	(15,430)	4,426

Net cash used in investing activities	(225,929)	(251,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	6,037,506	2,180,689
Repayments of bank borrowings, long-term debt and capital lease obligations	(6,180,269)	(2,436,289)
Net proceeds from issuance of ordinary shares	17,607	47,132

Net cash used in financing activities	(125,156)	(208,468)

Effect of exchange rate changes on cash	16,763	27,792

Net increase (decrease) in cash and cash equivalents	(33,664)	214,379
Cash and cash equivalents at beginning of period	942,859	869,258

Cash and cash equivalents at end of period	$909,195	$1,083,637

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Fair value of seller notes received from sale of divested operations	$204,920	$38,278
Issuance of ordinary shares upon conversion of debt	$—	$5,000
Issuance of ordinary shares for acquisition of businesses	$299,608	$24,914
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — ORGANIZATION OF THE COMPANY
     Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following markets: computing; mobile communications; consumer digital; infrastructure; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical. The Company’s strategy is to provide customers with a full range of vertically-integrated global supply chain services through which the Company designs, builds and ships a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle. The Company also provides after-market services such as logistics, repair and warranty services.
     The Company’s service offerings include, rigid printed circuit board and flexible circuit fabrication, systems assembly and manufacturing (including enclosures, testing services, materials procurement and inventory management), logistics, after-sales services (including product repair, re-manufacturing and maintenance) and multiple component product offerings. Additionally, the Company provides market-specific design and engineering services ranging from contract design services, where the customer purchases services on a time and materials basis, to original product design and manufacturing services, where the customer purchases a product that was designed, developed and manufactured by the Company (commonly referred to as original design manufacturing, or “ODM”). ODM products are sold by the Company’s OEM customers under the OEMs’ brand names. The Company’s contract design and ODM services include user interface and industrial design, mechanical engineering and tooling design, electronic system design and printed circuit board design.
     In November 2006, the Company completed its acquisition of International DisplayWorks, Inc. (“IDW”) in a stock-for-stock merger. In September 2006, the Company completed the sale of its software development and solutions business to an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). In August 2005, the Company sold its semiconductor division to AMIS Holdings, Inc., the parent company of AMI Semiconductor, Inc. The results of operations and balance sheet for the software development and solutions business and the semiconductor division are included in discontinued operations in the condensed consolidated financial statements. Refer to the discussion of the Company’s acquisition and divestitures in Note M, “Acquisitions and Divestitures.” Refer also to Note N, “Discontinued Operations.”
NOTE B — SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2007.
     The Company’s fiscal year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each respective calendar quarter. The third and fourth fiscal quarters end on December 31 and March 31, respectively.
     Amounts included in the condensed consolidated financial statements are expressed in U.S. dollars.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a minority interest for the ownership interest of the minority owner. As of December 31, 2006, minority interest was not material. As of March 31, 2006, minority interest was $23.4 million, of which $10.8 million is included in other liabilities and $12.6 million is included in long-term liabilities of discontinued operations in the condensed consolidated balance sheet. The associated minority interest expense has not been material to the Company’s results of operations for the three- and nine-month periods ended December 31, 2006 and 2005, and has been classified, as applicable, within income from discontinued operations or as interest and other expense, net, in the condensed consolidated statements of operations.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, inventory write-downs, valuation allowances for deferred tax assets, useful lives of property, equipment and intangible assets, asset impairments, fair values of derivative instruments and the related hedged items, restructuring charges, contingencies, capital leases, and the fair values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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
Revenue Recognition
     The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. The Company makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to the condensed consolidated financial statements for the three- and nine-month periods ended December 31, 2006 and 2005.
     The Company provides a comprehensive suite of services for its customers that range from contract design to original product design to repair services. The Company recognizes service revenue when the services have been performed and the related costs are expensed as incurred. Net sales for services from continuing operations were less than 10% of the Company’s total sales from continuing operations during the three- and nine-month periods ended December 31, 2006 and 2005, and accordingly, are included in net sales in the condensed consolidated statements of operations.

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
     On October 8, 2005, Delphi Corporation (“Delphi”), a customer of the Company, filed for Chapter 11 bankruptcy, which resulted in the Company providing a bad debt provision of $15.0 million as a charge to selling, general and administrative expenses during the three-month period ended September 30, 2005. The Company reversed this $15.0 million bad debt reserve as a credit to selling, general and administrative expenses during the three-month period ended December 31, 2005, as the related accounts receivable were substantially collected.
Other Assets
     The Company has certain investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in the Company’s condensed consolidated balance sheets. As of December 31, 2006 and March 31, 2006, the Company’s investments in non-publicly traded companies totaled $250.9 million and $173.9 million, respectively, and notes receivable from certain of these non-majority owned investments totaled $334.8 million and $62.8 million, respectively. The increases in these investments and notes receivable during the nine-month period ended December 31, 2006 is primarily attributable to the divestiture of the Company’s software development and solutions business as further discussed in Note M, “Acquisitions and Divestitures.” Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20%, or has the ability to significantly influence the operating decisions of the issuer; otherwise, the cost method is used. The Company monitors these investments for impairment and makes appropriate reductions in carrying values as required.
     Other assets also include the Company’s own investment participation in its trade receivables securitization program as further discussed in Note H, “Trade Receivables Securitization.”
Inventories
     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories related to continuing operations, net of applicable lower of cost or market write-downs, were as follows:

	As of
	December 31,	March 31,
	2006	2006
	(In thousands)
Raw materials	$1,303,252	$884,940
Work-in-progress	521,511	335,061
Finished goods	710,388	518,309

Total	$2,535,151	$1,738,310

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
Goodwill and Other Intangibles
     Goodwill of our reporting units is tested for impairment each year as of January 31st and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available that is regularly reviewed by management. For purposes of the annual goodwill impairment evaluation during fiscal year 2006, the Company identified three separate reporting units: Electronics Manufacturing Services, its Printed Circuit Board division and its Software Development and Solutions business. If the carrying amount of any reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. Further, to the extent the carrying amount of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired.
     The following table summarizes the activity in the Company’s goodwill account relating to continuing operations during the nine-month period ended December 31, 2006:

Amount
(In thousands)
Balance, beginning of the period	$2,676,727
Additions (1)	339,790
Reclassification to other intangibles (2)	(9,000)
Foreign currency translation adjustments	50,239

Balance, end of the period	$3,057,756

(1)	Additions include approximately $198.2 million attributable to its November 2006 acquisition of International DisplayWorks, Inc., $94.3 million attributable to the May 2006 completion of the closing of Nortel’s manufacturing system house in Calgary, Canada and $47.3 million attributable to certain acquisitions that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note M, “Acquisitions and Divestitures.”

(2)	Reclassification resulting from final allocation of the Company’s intangible assets acquired through certain business combinations completed in a period subsequent to the respective period of acquisition, based on third-party valuations.
     The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. Intangible assets are primarily comprised of customer-related intangibles, which include contractual agreements and customer relationships, and licenses and other intangibles, which is primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Customer-related intangibles are amortized on a straight-line basis generally over a period of up to eight years, and licenses and other intangibles over a period of up to five years. No residual value is estimated for any intangible assets. During the nine-month period ended December 31, 2006, there were approximately $61.8 million of additions to intangible assets related to customer-related intangibles and approximately $48.1 million related to acquired licenses. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on management’s estimates of cash flow and recoverability. The Company is in the process of determining the fair value of its intangible assets acquired from certain acquisitions. Such valuations are completed within one year of purchase. The components of acquired intangible assets relating to continuing operations are as follows:

	As of
	December 31, 2006			March 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer-related intangibles	$211,338	$(57,208)	$154,130	$150,471	$(36,086)	$114,385
Licenses and other intangibles	74,804	(27,032)	47,772	26,521	(25,842)	679

Total	$286,142	$(84,240)	$201,902	$176,992	$(61,928)	$115,064

     Total intangible amortization expense recognized from continuing operations was $7.8 million and $23.5 million during the three- and nine-month periods ended December 31, 2006, respectively, and $8.9 million and $28.9 million during the three- and nine-month periods ended December 31, 2005, respectively. The estimated future annual amortization expense related to acquired intangible assets from continuing operations is as follows:

Fiscal Years Ending March 31,	Amount
	(In thousands)
2007	$8,403	(1)
2008	46,329
2009	41,365
2010	36,915
2011	31,306
Thereafter	37,584

Total amortization expense	$201,902

(1)	Represents estimated amortization for the three-month period ending March 31, 2007.
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

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements’’ (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently assessing the impact of adopting SFAS 157 on its consolidated results of operations and financial condition.
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

NOTE C — STOCK-BASED COMPENSATION
Equity Compensation Plans
     As of December 31, 2006, the Company grants equity compensation awards from three plans: the 2001 Equity Incentive Plan (the “2001 Plan”), the 2002 Interim Incentive Plan (the “2002 Plan”), and the 2004 Award Plan for New Employees (the “2004 Plan”).
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
     The Company grants share bonus awards under its 2001, 2002 and 2004 Plans. Share bonus awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. Share bonus awards generally vest in installments over a three- to five-year period and unvested share bonus awards are forfeited upon termination of employment. Vesting for certain share bonus awards is contingent upon both service and performance criteria.
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
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), requiring the recognition of expense related to the fair value of the Company’s stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R), and therefore has not restated financial results for prior periods. Under this transition method, stock-based compensation expense for the three- and nine-month periods ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to March 31, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company generally recognizes compensation expense for all stock-based payment awards on a straight-line basis over the respective requisite service periods of the awards. For share bonus awards where vesting is contingent upon both a service and a performance condition, compensation expense is recognized on a graded attribute basis over the respective requisite service period of the award when achievement of the performance condition is considered probable.
     As a result of adopting SFAS 123(R) on April 1, 2006, the Company’s income from continuing operations for the three- and nine-month periods ended December 31, 2006 was approximately $5.3 million and $15.2 million lower, respectively, basic income from continuing operations per share for the three- and nine-month periods ended December 31, 2006 was approximately $0.01 and $0.03 lower, respectively, and diluted income from continuing operations per share for the three- and nine-month periods ended December 31, 2006 was approximately $0.01 and $0.02 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The Company also recognized $1.6 million of incremental stock-based compensation expense attributable to discontinued operations for the nine-month period ended December 31, 2006. As a result of the Company’s adoption of SFAS 123(R), basic and diluted net income per share were approximately $0.01 and $0.03 lower for the three- and nine-month periods ended December 31, 2006, respectively, than if the Company had continued to account for stock-based compensation under APB 25.
     Prior to the adoption of SFAS 123(R), forfeitures were recognized as they occurred, and compensation previously recognized was reversed for forfeitures of unvested stock-based awards. As a result of the Company’s adoption of SFAS 123(R), management now makes an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The cumulative effect from this change in accounting principle was not material for the three- and nine-month periods ended December 31, 2006.
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

     Fair Value — The fair value of the Company’s stock options granted to employees for the three- and nine-month periods ended December 31, 2006 and 2005 was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2006	2005	2006	2005
Expected term	4.8 years	4 years	4.6 years	4 years
Expected volatility	39.0%	39.0%	38.0%	39.0%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%	4.3%	4.6%	3.9%
Weighted-average fair value	$5.12	$3.78	$4.63	$4.17
Stock-Based Compensation Expense
     As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. The Company recognized $8.1 million and $25.6 million of stock-based compensation expense during the three- and nine-month periods ended December 31, 2006, respectively, including $6.3 million and $19.8 million, respectively, attributable to selling, general and administrative expenses, $1.7 million and $3.6 million, respectively, relating to cost of sales, and zero and $2.2 million, respectively, for discontinued operations. Total stock-based compensation capitalized as part of inventory during the three- and nine-month periods ended December 31, 2006 was $123,000 and $619,000, respectively. The Company recognized $589,000 and $1.7 million of stock-based compensation related to its share bonus awards as a selling, general and administrative expense during the three- and nine-month periods ended December 31, 2005, respectively.
     As of December 31, 2006, the total compensation cost related to unvested stock option awards granted to employees under the Company’s equity compensation plans but not yet recognized was approximately $52.7 million, net of estimated forfeitures of $4.1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.56 years and will be adjusted for subsequent changes in estimated forfeitures.
     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows, when applicable. In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three- and nine-month periods ended December 31, 2006 and 2005, the Company did not recognize any excess tax benefits as a financing cash inflow related to its equity compensation plans.
Stock-Based Awards Activity
     The following is a summary of option activity for the Company’s equity compensation plans, excluding unvested share bonus awards:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Shares	Price	in Years	Intrinsic Value
Outstanding as of March 31, 2006	55,042,556	$12.04
Granted	8,217,050	10.99
Exercised	(2,246,554)	7.83
Forfeitures and cancellations	(9,770,341)	14.54

Outstanding as of December 31, 2006	51,242,711	$11.58	6.67	$72,417,161

Vested and expected to vest as of December 31, 2006	50,502,603	$11.59	6.64	$71,784,799
Exercisable as of December 31, 2006	36,058,373	$12.06	5.99	$54,558,888

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares as of December 31, 2006 for the approximately 26.5 million options that were in-the-money at December 31, 2006. Determined as of the date of option exercise, the aggregate intrinsic value of options exercised under the Company’s equity compensation plans was $2.6 million and $9.4 million during the three- and nine-month periods ended December 31, 2006, respectively, and $4.1 million and $26.3 million during the three- and nine-month periods ended December 31, 2005, respectively.
     Cash received from option exercises under all equity compensation plans was $8.5 million and $17.6 million for the three- and nine-month periods ended December 31, 2006 respectively, and $9.4 million and $39.1 million for the three- and nine-month periods ended December 31, 2005, respectively.
     The following table summarizes the Company’s share bonus award activity for the nine-month period ended December 31, 2006:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested share bonus awards as of March 31, 2006	646,000	$8.40
Granted	4,211,512	8.22
Vested	(343,012)	8.81
Forfeited	(218,000)	10.54

Unvested share bonus awards as of December 31, 2006	4,296,500	$8.08

     The weighted-average closing price of the Company’s ordinary shares on the date of grant of unvested share bonus awards was $10.81 during the nine-month period ended December 31, 2006. The Company granted 1,715,000 unvested share bonus awards to certain key employees in exchange for 3,150,000 fully vested options to purchase the ordinary shares of the Company with a weighted-average exercise price of $17.08 per ordinary share. The aggregate fair value of the options surrendered was approximately $11.8 million, or $3.74 per option, resulting in additional compensation of approximately $7.8 million, or $4.52 per share, for the unvested share bonus awards granted in exchange. The weighted-average grant-date fair value of $8.22 per unvested share as reflected in the table above includes only the incremental compensation attributable to the modified awards. These share bonus awards vest over a period between three to five years. Further, vesting for 775,000 of these share bonus awards, and 212,500 of additional share bonus awards granted during the nine-month period ended December 31, 2006, is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals, which are currently estimated as probable of being achieved. Compensation expense for share bonus awards with both a service and performance condition is being recognized on a graded attribute basis over the respective requisite service period of the awards.
     As of December 31, 2006, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $28.5 million, net of estimated forfeitures of approximately $1.4 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 3.7 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested was $0.8 million and $3.8 million during the three- and nine-month periods ended December 31, 2006, respectively, and $0.2 million and $4.1 million during the three- and nine-month periods ended December 31, 2005, respectively.

Pro-forma Disclosures
     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three- and nine-month periods ended December 31, 2005:

	Three-Month	Nine-Month
	Period Ended	Period Ended
	December 31, 2005	December 31, 2005
	(In thousands, except per share amounts)
Net income, as reported	$41,954	$98,214
Add: Stock-based compensation expense included in reported net income, net of tax	589	1,745
Less: Fair value compensation costs, net of tax	(12,716)	(31,578)

Pro forma net income	$29,827	$68,381

Basic earnings per share:
As reported	$0.07	$0.17

Pro forma	$0.05	$0.12

Diluted earnings per share:
As reported	$0.07	$0.16

Pro forma	$0.05	$0.11

     For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective requisite service periods of the awards, with forfeitures recognized as they occurred. For the three- and nine-month periods ended December 31, 2005, stock-based compensation included expense attributable to the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The fair value of shares issued under the Purchase Plan for the three- and nine-month periods ended December 31, 2005 was estimated using the following weighted-average assumptions:

	Three-Month	Nine-Month
	Period Ended	Period Ended
	December 31, 2005	December 31, 2005
Expected term	0.5 years	0.5 years
Expected volatility	48.0%	33.0%
Expected dividend	0.0%	0.0%
Risk-free interest rate	2.1%	1.9%
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

     The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share from continuing operations:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Basic earnings from continuing operations per share:
Income from continuing operations	$118,591	$37,619	$200,226	$73,615
Shares used in computation:
Weighted-average ordinary shares outstanding	589,414	574,635	582,353	572,112

Basic earnings from continuing operations per share	$0.20	$0.07	$0.34	$0.13

Diluted earnings from contining operations per share:
Income from continuing operations	$118,591	$37,619	$200,226	$73,615
Shares used in computation:
Weighted-average ordinary shares outstanding	589,414	574,635	582,353	572,112
Weighted-average ordinary share equivalents from stock options and awards (1)	6,956	6,555	6,774	9,177
Weighted-average ordinary share equivalents from convertible notes (2)	2,164	18,571	1,531	18,779

Weighted-average ordinary shares and ordinary share equivalents outstanding	598,534	599,761	590,658	600,068

Diluted earnings from continuing operations per share	$0.20	$0.06	$0.34	$0.12

(1)	Ordinary share equivalents from stock options to purchase approximately 36.9 million and 40.0 million shares outstanding during the three- and nine-month periods ended December 31, 2006, respectively, and stock options to purchase approximately 39.9 million and 31.9 million shares outstanding during the three- and nine-month periods ended December 31, 2005, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)	Ordinary share equivalents from the Zero Coupon Convertible Junior Subordinated Notes of approximately 18.6 million and 18.8 million shares were included as ordinary share equivalents for the three- and nine-month periods ended December 31, 2005, respectively. Effective April 1, 2006, the Company determined it has the positive intent and ability to settle the principal amount of its Zero Coupon Convertible Junior Subordinated Notes in cash and settle any conversion spread (excess of conversion value over face value) in stock. As discussed below in Note F, “Bank Borrowings and Long-Term Debt,” on July 14, 2006, these notes were amended to provide for settlement of the principal amount in cash and the issuance of shares to settle any conversion spread upon maturity. Accordingly, approximately 18.6 million ordinary share equivalents related to the principal portion of the notes are excluded from the computation of diluted earnings per share, and approximately 2.2 million and 1.5 million ordinary share equivalents from the conversion spread have been included as common stock equivalents during the three- and nine-month periods ended December 31, 2006, respectively.

In addition, as the Company has the positive intent and ability to settle the principal amount of its 1% Convertible Subordinated Notes due August 2010 in cash, approximately 32.2 million ordinary share equivalents related to the principal portion of the notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. During the three- and nine-month periods ended December 31, 2006 and 2005, the conversion obligation was less than the principal portion of the convertible notes and accordingly, no additional shares were included as ordinary share equivalents.

NOTE E — OTHER COMPREHENSIVE INCOME (LOSS)
     The following table summarizes the components of other comprehensive income (loss):

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)
Net income	$118,591	$41,954	$387,964	$98,214
Other comprehensive income:
Foreign currency translation adjustment, net of taxes	31,093	(20,114)	38,832	(93,891)
Unrealized holding gain (loss) on derivative instruments, net of taxes	628	3,860	(1,434)	6,293

Comprehensive income	$150,312	$25,700	$425,362	$10,616

NOTE F — BANK BORROWINGS AND LONG-TERM DEBT
     The Company has a revolving credit facility in the amount of $1.35 billion, under which there were no borrowings outstanding as of December 31, 2006 or March 31, 2006. The credit facility expires May 2010, is unsecured, and contains certain covenants that are subject to a number of significant exceptions and limitations. As of December 31, 2006, the Company was in compliance with the financial covenants under this credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries.
     The Company has various uncommitted revolving credit facilities in the amount of $265.0 million in the aggregate, under which there were no borrowings outstanding as of December 31, 2006 and $100.0 million of borrowings outstanding as of March 31, 2006. These facilities bear annual interest of LIBOR plus 0.45%, with maturities ranging from one to nine months. These credit facilities are unsecured and contain certain covenants that are aligned with the covenants under the Company’s $1.35 billion revolving credit facility discussed above. As of December 31, 2006, the Company was in compliance with the financial covenants under these facilities.
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
     The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in non-functional currencies, and commodity pricing risk inherent in forecasted cost of sales and related assets and liabilities. The Company has established currency and commodity risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign currency exchange rates and commodity prices. The Company enters into short-term foreign currency forward and swap contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. The Company also enters into short-term commodity swap contracts to hedge only those commodity price exposures associated with inventory and accounts payable, and cash flows attributable to commodity purchases. Gains and losses on the Company’s forward and swap contracts generally offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these forward and swap contracts is minimized since the contracts are with large financial institutions.
     As of December 31, 2006, the Company recognized approximately $10.4 million in other current liabilities to reflect the fair value of these short-term foreign currency and commodity contracts. As of March 31, 2006, the fair value of the Company’s short-term foreign currency contracts was not material. As of December 31, 2006 and March 31, 2006, the Company also recognized deferred losses of approximately $2.9 million and deferred gains of approximately $292,000, respectively, in other comprehensive income (loss) relating to changes in fair value of its foreign currency contracts. These losses are expected to be recognized in earnings over the twelve month period subsequent to recognition in other comprehensive income (loss). During the nine-month period ended December 31, 2006, the Company recognized approximately $2.8 million in losses as a result of hedge ineffectiveness. The net gains and losses recognized in earnings due to hedge ineffectiveness were not material for the three-month periods ended December 31, 2006 and 2005, and for the nine-month period ended December 31, 2005.
     On November 17, 2004, the Company issued $500.0 million of 6.25% senior subordinated notes due in November 2014, of which $402.1 million of the original amount issued was outstanding as of December 31, 2006 and March 31, 2006. Interest is payable semi-annually on May 15 and November 15. The Company also entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to a variable rate. The swaps, having notional amounts totaling $400.0 million and which expire in November 2014, are accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the terms of the swaps, the Company pays an interest rate equal to the six-month LIBOR (estimated as 5.25% at December 31, 2006), set in arrears, plus a fixed spread ranging from 1.37% to 1.52%, and receives a fixed rate of 6.25%. No portion of the swap transaction is treated as ineffective under SFAS 133. As of December 31, 2006 and March 31, 2006, the Company recognized approximately $14.4 million and $16.9 million in other current liabilities, respectively, to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% senior subordinated notes.
NOTE H — TRADE RECEIVABLES SECURITIZATION
     The Company continuously sells a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity. The Company pays annual facility and commitment fees of up to 0.24% for unused amounts, and program fees of up to 0.34% of outstanding amounts. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables.
     As of December 31, 2006 and March 31, 2006, approximately $481.5 million and $228.0 million of the Company’s accounts receivable, respectively, had been sold to the third-party qualified special purpose entity described above, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $380.5 million and $156.6 million from the unaffiliated financial institutions for the sale of these receivables as of December 31, 2006 and March 31, 2006, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $101.0 million and $71.4 million as of December 31, 2006 and March 31, 2006, respectively. The Company sold accounts receivables to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $414.7 million and $218.5 million as of December 31, 2006 and March 31, 2006, respectively.
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

NOTE I — RESTRUCTURING CHARGES
     In recent years, the Company has initiated a series of restructuring activities intended to realign the Company’s global capacity and infrastructure with demand by its OEM customers so as to optimize its operational efficiency, which included reducing excess workforce and capacity, and consolidating and relocating certain manufacturing and administrative facilities to lower-cost regions.
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
     As of December 31, 2006 and March 31, 2006, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $13.6 million and $40.6 million, respectively, primarily representing manufacturing facilities located in the Americas that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other assets in the condensed consolidated balance sheets.
Fiscal Year 2007
     The Company did not incur any restructuring charges during the three-month period ended December 31, 2006. The Company recognized charges of approximately $96.2 million during the nine-month period ended December 31, 2006 related to the impairment, lease termination, exit costs and other charges primarily related to the disposal and exit of certain real estate owned and leased by the Company in order to reduce its investment in property, plant and equipment. The Company classified approximately $95.7 million of these charges as a component of cost of sales during the nine-month period ended December 31, 2006. The activities associated with these charges will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations.
     The components of the restructuring charges during the second quarter of fiscal year 2007 were as follows:

	Nine-Month Period Ended December 31, 2006
		Long-Lived		Total
		Asset	Other Exit	Restructuring
	Severance	Impairment	Costs	Charges
	(In thousands)
Americas	$130	$38,320	$20,554	$59,004
Asia	—	6,869	15,620	22,489
Europe	409	2,496	11,850	14,755

Total	$539	$47,685	$48,024	$96,248

     During the nine-month period ended December 31, 2006, the Company recognized approximately $0.5 million of employee termination costs, which was classified as a component of cost of sales, associated with involuntary terminations in connection with the charges described above.
     During the nine-month period ended December 31, 2006, the Company recognized approximately $47.7 million for the write-down of property and equipment associated with the planned disposal and exit of certain real estate owned and leased by the Company. Approximately $47.1 million of this amount was classified as a component of cost of sales. The charges recognized during the nine-month period ended December 31, 2006 also included approximately $48.0 million for other exit costs, which was classified as a component of cost of sales and was primarily comprised of contractual obligations amounting to approximately $22.9 million, customer disengagement costs of approximately $22.9 million and approximately $2.2 million of other costs.

     The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2006 for charges incurred in fiscal year 2007 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2006	$41,378	$—	$22,644	$64,022
Activities during the first quarter:
Cash payments for charges incurred in fiscal year 2006	(10,324)	—	(1,307)	(11,631)
Cash payments for charges incurred in fiscal year 2005 and prior	(744)	—	(1,509)	(2,253)

Balance as of June 30, 2006	30,310	—	19,828	50,138
Activities during the second quarter:
Provision for charges incurred in second quarter	539	47,685	48,024	96,248
Cash payments for charges incurred in second quarter	(307)	—	(1,489)	(1,796)
Cash payments for charges incurred in fiscal year 2006	(5,965)	—	(1,196)	(7,161)
Cash payments for charges incurred in fiscal year 2005 and prior	(233)	—	(2,733)	(2,966)
Non-cash charges incurred in second quarter	—	(47,685)	(19,725)	(67,410)

Balance as of September 30, 2006	24,344	—	42,709	67,053
Activities during the third quarter:
Cash payments for charges incurred in fiscal year 2007	(152)	—	(3,624)	(3,776)
Cash payments for charges incurred in fiscal year 2006	(5,003)	—	(729)	(5,732)
Cash payments for charges incurred in fiscal year 2005 and prior	(360)	—	(2,054)	(2,414)

Balance as of December 31, 2006	18,829	—	36,302	55,131
Less: current portion (classified as other current liabilities)	(15,859)	—	(15,449)	(31,308)

Accrued facility closure costs, net of current portion (classified as other liabilities)	$2,970	$—	$20,853	$23,823

     As of December 31, 2006, accrued facility closure costs related to restructuring charges incurred during fiscal year 2007 were approximately $23.3 million, of which approximately $14.7 million was classified as a long-term obligation. As of December 31, 2006 and March 31, 2006, accrued facility closure costs related to restructuring charges incurred during fiscal year 2006 were approximately $23.9 million and $48.4 million, respectively, of which approximately $5.0 million and $9.6 million, respectively, was classified as a long-term obligation. As of December 31, 2006 and March 31, 2006, accrued facility closure costs related to restructuring charges incurred during fiscal years 2005 and prior were approximately $7.9 million and $15.6 million, respectively, of which approximately $4.1 million and $7.3 million, respectively, was classified as a long-term obligation.
Fiscal Year 2006
     The Company recognized restructuring charges of approximately $215.7 million during fiscal year 2006 related to severance, the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities, of which $68.6 million and $151.6 million was recognized during the three- and nine-month periods ended December 31, 2005, respectively. The Company classified approximately $185.6 million ($63.1 million and $129.2 million during the three- and nine-month periods ended December 31, 2005, respectively) of the charges associated with facility closures as a component of cost of sales during fiscal year 2006.
     The facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During fiscal year 2006, the Company recognized approximately $72.3 million of other exit costs primarily associated with contractual obligations, of which $11.5 million and $38.7 million was recognized during the three- and nine-month periods ended December 31, 2005, respectively.

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

     During fiscal year 2006, the Company recognized approximately $113.1 million ($50.7 million and $87.9 million during the three- and nine-month periods ended December 31, 2005, respectively) of employee termination costs associated with the involuntary terminations of approximately 7,300 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 1,400, 100, and 5,800 for the Americas, Asia and Europe, respectively. Approximately $96.2 million ($47.0 million and $74.2 million during the three- and nine-month periods ended December 31, 2005, respectively) of the net charges was classified as a component of cost of sales.
     During fiscal year 2006, the Company recognized approximately $30.3 million for the write-down of property and equipment associated with various manufacturing and administrative facility closures, of which $6.4 million and $25.0 million was recognized during the three- and nine-month periods ended December 31, 2005, respectively. Approximately $27.1 million ($4.8 million and $23.3 million during the three- and nine-month periods ended December 31, 2005, respectively) of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2006 also included approximately $72.3 million ($11.5 million and $38.7 million during the three- and nine-month periods ended December 31, 2005, respectively) for other exit costs, of which approximately $62.3 million ($6.2 million and $26.7 million during the three- and nine-month periods ended December 31, 2005, respectively) was classified as a component of cost of sales. The amount recognized during fiscal year 2006 was primarily comprised of contractual obligations of approximately $30.3 million ($0.1 million and $10.8 million during the three- and nine-month periods ended December 31, 2005, respectively) and customer disengagement costs of approximately $34.5 million ($5.3 million and $11.9 million during the three- and nine-month periods ended December 31, 2005, respectively).
     For further discussion of the Company’s historical restructuring activities, refer to Note 10 “Restructuring Charges” to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

NOTE J — OTHER CHARGES, NET
     During the three- and nine-month periods ended December 31, 2005, the Company incurred approximately $7.7 million in compensation charges related to the retirement of Michael E. Marks from his position as Chief Executive Officer, of which approximately $5.9 million was paid during the quarter ended December 31, 2005, and the remaining amount was paid in July 2006.
NOTE K — SEGMENT REPORTING
     As of December 31, 2006, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services (“EMS”). During the three-month period ended September 30, 2006, the Company completed the sale of its software development and solutions business (refer to Note M, “Acquisitions and Divestitures” for further discussion), a previously identified operating segment which was combined with EMS for operating segment disclosures as they did not meet the quantitative thresholds for separate disclosure established in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.
     Geographic information for continuing operations is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net sales:
Asia	$3,449,755	$2,441,353	$8,779,675	$6,602,475
Americas	1,113,943	877,629	3,034,377	2,462,873
Europe	851,762	806,975	2,362,884	2,691,739

	$5,415,460	$4,125,957	$14,176,936	$11,757,087

	As of
	December 31,	March 31,
	2006	2006
	(In thousands)
Long-lived assets:
Asia	$1,331,645	$924,492
Americas	462,047	436,191
Europe	330,870	340,867

	$2,124,562	$1,701,550

     Revenues are attributable to the country in which the product is manufactured.
     For purposes of the preceding tables, “Asia” includes Bangladesh, China, India, Indonesia, Japan, Malaysia, Mauritius, Pakistan, Philippines, Singapore, Taiwan and Thailand; “Americas” includes Argentina, Brazil, Canada, Colombia, Mexico, Venezuela, and the United States; “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, the Netherlands, Norway, Poland, South Africa, Spain, Sweden, Switzerland, Ukraine, and the United Kingdom. During the three-month periods ended December 31, 2006 and 2005 and the nine-month period ended December 31, 2006, there were no revenues attributable to Argentina, Bangladesh, Colombia, Indonesia, Pakistan, Thailand and Venezuela as a result of the Company’s divestiture of the Network Services business in the September 2005 fiscal quarter.

     During the three- and nine-month periods ended December 31, 2006, net sales from continuing operations generated from Singapore, the principal country of domicile, were $57.6 million and $246.6 million, respectively. During the three- and nine-month periods ended December 31, 2005, net sales from continuing operations generated from Singapore were $67.8 million and $197.3 million, respectively.
NOTE L — COMMITMENTS AND CONTINGENCIES
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
NOTE M — ACQUISITIONS AND DIVESTITURES
Acquisitions
     The business and asset acquisitions described below were accounted for using the purchase method of accounting, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company’s condensed consolidated financial statements from the acquisition dates forward. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete these valuations within one year of the respective acquisition date.
Nortel
     On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for Flextronics’ purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets occurred in stages, with the final stage of the asset purchase occurring in May 2006 as the Company completed the closing of the manufacturing system house operations in Calgary, Canada.
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
     The aggregate purchase price for the assets acquired was approximately $589.5 million, of which approximately $215.0 million was paid in the nine-month period ended December 31, 2006. As of December 31, 2006, there were no further amounts due Nortel under the asset purchase agreement. The allocation of the purchase price to specific assets and liabilities was based upon management’s estimates of cash flow and recoverability. Management currently estimates the allocation to be approximately $340.2 million to inventory, $40.8 million to fixed assets and other, and $124.7 million to current and non-current liabilities with the remaining amounts being allocated to intangible assets, including goodwill. The purchases have resulted in purchased intangible assets of approximately $49.4 million and goodwill of approximately $283.8 million.
Hughes Software Systems Limited (also known as Flextronics Software Systems Limited (“FSS”))
     In October 2004, the Company acquired approximately 70% of the total outstanding shares of Hughes Software Systems Limited (also known as Flextronics Software Systems Limited (“FSS”)). During fiscal year 2006, the Company acquired an additional 26% incremental ownership, and during the nine-month period ended December 31, 2006, acquired an additional 3% for total cash consideration of approximately $18.1 million. The incremental investment during the nine-month period ended December 31, 2006 reduced other liabilities by approximately $5.8 million, which was primarily related to minority interests net of increases in deferred taxes and other liabilities. The incremental investment also resulted in purchased identifiable intangible assets of $2.0 million and goodwill of $10.3 million, based on management’s estimates. In September 2006, the Company sold FSS in conjunction with the divestiture of its software development and solutions business, which has been included in discontinued operations for all periods presented.
International DisplayWorks, Inc. (“IDW”)

     On November 30, 2006, the Company completed its acquisition of 100% of the outstanding common stock of IDW, a manufacturer and designer of high quality liquid crystal displays, modules and assemblies for a variety of customer needs including OEM applications, in a stock-for-stock merger. The acquisition of IDW broadens the Company’s components business platform, expands and diversifies the Company’s components offering, and increases its customer portfolio. IDW shareholders received 0.5653 of a Flextronics ordinary share for each share of IDW common stock, and as a result, the Company issued approximately 26.2 million shares in connection with the acquisition.
     The aggregate purchase price was approximately $299.6 million based on the quoted market prices of the Company’s ordinary shares two days before and after the first date the exchange ratio became known, or November 22, 2006. As of December 31, 2006, the Company has recognized goodwill in the amount of $198.2 million as the excess of the purchase price over the estimated fair value of identifiable net tangible assets of IDW. The allocation of the purchase price to specific assets and liabilities, including intangible assets and goodwill, is subject to final purchase price adjustments.
     The following table reflects the unaudited pro forma condensed consolidated results of operations for the periods presented, as though the acquisitions of Nortel’s operations in France and Canada and the acquisition of FSS had occurred as of the beginning of fiscal year 2006, after giving effect to certain adjustments and related income tax effects, which were not material. Pro forma results for the Company’s acquisition of IDW are not included as the incorporation of such results would not be materially different from the pro forma information provided below. Comparative pro forma results for the three- and nine-month periods ended December 31, 2006 have not been presented, as such results were not materially different from the Company’s actual results:

	Three-Month	Nine-Month
	Period Ended	Period Ended
	December 31, 2005	December 31, 2005
	(In thousands, except per share amounts)
Net sales	$4,348,057	$12,662,987
Income from continuing operations	37,739	73,695
Income from discontinued operations, net of tax	5,285	28,124
Net income	$43,024	$101,819
Basic earnings per share from continuing operations	$0.07	$0.13
Diluted earnings per share from continuing operations	$0.06	$0.12
Basic earnings per share from discontinued operations	$0.01	$0.05
Diluted earnings per share from discontinued operations	$0.01	$0.05
Basic earnings per share	$0.07	$0.18
Diluted earnings per share	$0.07	$0.17
Other Acquisitions
     Comparative pro forma information for the acquisitions described below has not been presented, as the results of operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis.
     During the nine-month period ended December 31, 2006, the Company completed certain acquisitions that were not individually significant to the Company’s condensed consolidated results of operations and financial position. The aggregate purchase price for these acquisitions totaled approximately $140.8 million, of which $18.5 million is unpaid and is included in other current liabilities in the condensed consolidated balance sheet as of December 31, 2006. In addition, the Company paid approximately $5.0 million in cash for contingent purchase price adjustments relating to certain historical acquisitions. Goodwill and intangibles resulting from these acquisitions, as well as from purchase price adjustments for certain historical acquisitions, totaled approximately $81.4 million, of which $7.2 million related to discontinued operations. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of valuations. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through January 2008. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
     During the nine-month period ended December 31, 2005, the Company completed certain acquisitions that were not individually significant to the Company’s condensed consolidated results of operations and financial position. The aggregate cash purchase price for these acquisitions amounted to approximately $142.2 million, net of cash acquired. During the nine-month period ended December 31, 2005, the Company paid approximately $61.7 million, of which approximately $24.8 million related to discontinued operations, in cash for contingent purchase price adjustments relating to certain historical acquisitions.
Divestitures
     In September 2006, the Company completed the sale of its software development and solutions business to Software Development Group (now known as “Aricent”), an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). The Company received aggregate cash payments of approximately $688.5 million, an eight-year $250.0 million face value promissory note with a paid-in-kind interest coupon fair valued at approximately $204.9 million and retained a 15% ownership interest in Aricent, fair valued at approximately $57.1 million. As the Company will not have the ability to significantly influence the operating decisions of Aricent, the cost method of accounting for the investment will be used. The aggregate net assets sold in the divestiture were approximately $704.4 million. After approximately $64.9 million in adjustments primarily attributable to transaction costs, working capital adjustments, the fair value of the Company’s obligations under certain non-compete and indemnification agreements, the reversal of cumulative translation losses recognized as a result of the sale and expense related to stock-based compensation and bonuses, the divestiture resulted in a gain of approximately $171.2 million, net of $10.0 million of estimated tax on the sale, which is included in income from discontinued operations in the unaudited condensed consolidated statements of operations for the nine-month period ended December 31, 2006.
     During the September 2005 quarter, the Company merged its Flextronics Network Services (“FNS”) division with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. The Company received an upfront cash payment and also retained a 35% ownership interest in the merged company, Relacom Holding AB (“Relacom”). The Company is entitled to future contingent consideration and deferred purchase price payments. The Company accounts for its investment in the common stock of Relacom using the equity method of accounting. The associated equity in the net income of Relacom has not been material to the Company’s results of operations for the three- and nine-month periods ended December 31, 2006 and 2005, and was classified as a component of interest and other expense, net, in the condensed consolidated statements of operations. The initial carrying value of the equity investment was based on management’s estimates of cash flow and recoverability, adjusted for the Company’s economic interest in the gain on divestiture. The excess of the carrying value of the investment and the underlying equity in net assets is attributable to goodwill and intangible assets. The carrying value of the investment was approximately $114.6 million and $110.0 million as of December 31, 2006 and March 31, 2006, respectively.
     During the September 2005 quarter, the Company sold its semiconductor division to AMIS Holdings, Inc. (“AMIS”), the parent company of AMI Semiconductor, Inc. As a result of the divestitures of the FNS and semiconductor divisions, the Company received aggregate cash payments of approximately $518.5 million and notes receivable valued at $38.3 million. The aggregate net assets sold in the divestitures were approximately $573.0 million. The Company recognized an aggregate pre-tax gain of $67.6 million during the nine-month period ended December 31, 2005, of which $43.8 million was attributable to discontinued operations. The gain attributable to continuing operations was net of approximately $3.0 million in expense for accelerated deferred compensation. The divestitures of the semiconductor and FNS divisions resulted in non-cash tax expense of $98.9 million (of which $30.3 million was attributable to discontinued operations).
     Revenues related to the divested FNS division were approximately $275.3 million for the nine-month period ended December 31, 2005. The results of operations attributable to the divested software development and solutions, and the semiconductor businesses are included within discontinued operations, as described more fully under Note N.

NOTE N — DISCONTINUED OPERATIONS
     Consistent with its strategy to evaluate the strategic and financial contributions of each of its operations and to focus on the primary growth objectives in the Company’s core EMS vertically-integrated business activities, the Company divested its software development and solutions business in September 2006 and its semiconductor business in September 2005. In conjunction with the divestiture of the software development and solutions business, the Company retained a 15% equity stake in the business through an approximate 15% ownership interest in Aricent. As the Company will not have the ability to significantly influence the operating decisions of the divested business, the cost method of accounting for the investment will be used.
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
     The results from discontinued operations were as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net sales	$—	$60,934	$114,305	$211,566
Cost of sales (including $12 of stock-based compensation expense for the nine-month period ended December 31, 2006	—	38,134	72,648	130,888

Gross profit	—	22,800	41,657	80,678
Selling, general and administrative expenses (including $544 of stock-based compensation expense for the nine- month period ended December 31, 2006)	—	13,618	20,707	49,995
Intangible amortization	—	2,783	5,201	12,053
Interest and other (income) expense, net	—	807	(4,112)	4,035
Gain on divestiture of operations (net of $1,709 of stock-based compensation expense for the nine-month period ended December 31, 2006)	—	—	(181,228)	(43,750)

Income before income taxes	—	5,592	201,089	58,345
Provision for income taxes		1,257	13,351	33,746

Net income of discontinued operations	—	$4,335	$187,738	$24,599

     The current and non-current assets and liabilities of discontinued operations were as follows:

As of
March 31, 2006
(In thousands)
Accounts receivable, net	$63,129
Other current assets	26,380

Total current assets of discontinued operations	$89,509

Goodwill	$472,051
Other intangible assets, net	56,748
Other assets	45,585

Total non-current assets of discontinued operations	$574,384

Accounts payable	$13,744
Accrued payroll	19,216
Other current liabilities	24,253

Total current liabilities of discontinued operations	$57,213

Total non-current liabilities of discontinued operations	$30,578

     There were no assets or liabilities attributable to discontinued operations as of December 31, 2006 as the divestiture of the Company’s software development and solutions business was completed in September 2006.
NOTE O — RELATED PARTY TRANSACTIONS
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
     As discussed in Note M, “Acquisitions and Divestitures,” in September 2006, the Company sold its software development and solutions business to Aricent, an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). Mr. Michael E. Marks, the Chairman of the Company’s Board of Directors, was a member of KKR at the time of the transaction. The terms of the transaction were based on arms-length negotiations between the Company and KKR, and were approved by an independent committee of the Company’s Board of Directors as well as by the Audit Committee of the Company’s Board of Directors.

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
OVERVIEW
     We are a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following markets: computing; mobile communications; consumer digital; infrastructure; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical. We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; rigid printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; logistics; after-sales services; and multiple component product offerings.
     We are one of the world’s largest EMS providers, with revenues from continuing operations of $5.4 billion and $14.2 billion during the three- and nine-month periods ended December 31, 2006, respectively, and $15.3 billion during fiscal year 2006. As of March 31, 2006, our total manufacturing capacity was approximately 15.8 million square feet in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (the Americas, Asia and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. For the nine-month period ended December 31, 2006, our net sales from continuing operations in Asia, the Americas and Europe represented approximately 62%, 21% and 17%, respectively, of our total net sales from continuing operations.
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

     On June 29, 2004, we entered into an asset purchase agreement with Nortel providing for our purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets occurred in stages, with the final stage of the asset purchase occurring in May 2006 when we completed the closing of the manufacturing system house operations in Calgary, Canada. The aggregate purchase price for the assets acquired was approximately $589.5 million, of which approximately $215.0 million was paid in the nine-month period ended December 31, 2006. As of December 31, 2006, there were no further amounts due Nortel under the asset purchase agreement. The allocation of the purchase price to specific assets and liabilities was based upon management’s estimates of cash flow and recoverability. Management currently estimates the allocation to be approximately $340.2 million to inventory, $40.8 million to fixed assets and other, and $124.7 million to current and non-current liabilities with the remaining amounts being allocated to intangible assets, including goodwill. The purchases have resulted in purchased intangible assets of approximately $49.4 million and goodwill of approximately $283.8 million.
     On November 30, 2006, we completed our acquisition of 100% of the outstanding common stock of IDW, a manufacturer and designer of high quality liquid crystal displays, modules and assemblies for a variety of customer needs including OEM applications, in a stock-for-stock merger. The acquisition of IDW broadens our components business platform, expands and diversifies our components offering, and increases our customer portfolio. IDW shareholders received 0.5653 of a Flextronics ordinary share for each share of IDW common stock, and as a result, we issued approximately 26.2 million shares in connection with the acquisition.
     The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services continues to escalate as an increasing number of OEMs have outsourced some or all of their design and manufacturing requirements. Price pressure on our customers’ products in their end markets has led to increased demand for EMS production capacity in the lower-cost regions of the world, such as China, India, Malaysia, Mexico, and Eastern Europe, where we have a significant presence. We have responded by making strategic decisions to realign our global capacity and infrastructure with the demand of our customers to optimize the operating efficiencies that can be provided by our global presence. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, thereby enhancing our ability to provide cost-effective manufacturing service in order for us to retain and expand our existing relationships with customers and attract new business. As a result, we have recognized a significant amount of restructuring charges in prior fiscal years in connection with the realignment of our global capacity and infrastructure.
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
Revenue Recognition
     We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to our condensed consolidated financial statements for the three- and nine-month periods ended December 31, 2006 and 2005.
     We provide a comprehensive suite of services for our customers that range from contract design services to original product design to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services from continuing operations were less than 10% of our total sales from continuing operations during the three- and nine-month periods ended December 31, 2006 and 2005, and accordingly, are included in net sales in the condensed consolidated statements of operations.
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
     We evaluate goodwill for impairment on an annual basis. We also evaluate goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. If, at the time of our annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered to be impaired. Further, to the extent the carrying value of the Company as a whole is greater than its market capitalization, all, or a significant portion of our goodwill may be considered impaired. To date, we have not recognized any impairment of our goodwill and other intangible assets in connection with our impairment evaluations. However, we have recognized impairment charges in connection with our restructuring activities.
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

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements’’ (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal year 2009. We are currently assessing the impact of adopting SFAS 157 on our consolidated results of operations and financial condition.
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

	Three-Month		Nine-Month
	Periods Ended December 31,		Periods Ended December 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.7	94.3	94.3	93.9
Restructuring charges	—	1.5	0.7	1.1

Gross profit	5.3	4.2	5.0	5.0
Selling, general and administrative expenses	2.5	2.4	2.9	3.0
Intangible amortization	0.1	0.2	0.2	0.2
Restructuring charges	—	0.1	—	0.2
Other charges, net	—	0.2	—	0.1
Interest and other expense, net	0.3	0.5	0.5	0.6
Loss (gain) on divestitures of operations	—	0.1	—	(0.2)

Income from continuing operations before income taxes	2.4	0.7	1.4	1.1
Provision for (benefit from) income taxes	0.2	(0.2)	—	0.5

Income from continuing operations	2.2	0.9	1.4	0.6
Discontinued operations:
Income from discontinued operations, net of tax	—	0.1	1.3	0.2

Net income	2.2%	1.0%	2.7%	0.8%

Net Sales
     Net sales during the three-month period ended December 31, 2006 totaled $5.4 billion, representing an increase of $1.3 billion over the three-month period ended December 31, 2005 due to new program wins from various customers. Sales increased across all of the markets we serve, including; (i) an increase of $678.8 million to customers in the mobile communications market, (ii) an increase of $236.1 million to customers in the infrastructure market, (iii) an increase of $190.5 million to customers in the consumer digital market, (iv) an increase of $162.7 million to customers in the industrial, medical, automotive and other markets and (v) an increase of $21.4 million to customers in the computing market. Net sales during the three-month period ended December 31, 2006 increased by $1.0 billion, $236.3 million and $44.8 million in Asia, the Americas and Europe, respectively.
     Net sales during the nine-month period ended December 31, 2006 totaled $14.2 billion, representing an increase of $2.4 billion over the nine-month period ended December 31, 2005 due to new program wins from various customers. Sales increased across all of the markets we serve, including; (i) an increase of $1.4 billion to customers in the mobile communications market, (ii) an increase of $350.6 million to customers in the infrastructure market, (iii) an increase of $344.2 million to customers in the industrial, medical, automotive and other markets, (iv) an increase of $172.5 million to customers in the consumer digital market and (v) an increase of $141.0 million to customers in the computing market. Net sales during the nine-month period ended December 31, 2006 increased by $2.2 billion and $571.5 million in Asia and the Americas, respectively, offset by a decline of $328.9 million in Europe.
     Our ten largest customers during both the three-month periods ended December 31, 2006 and 2005 accounted for approximately 65% of net sales, with Sony-Ericsson accounting for greater than 10% of our net sales during the three-month period ended December 31, 2006 and Hewlett-Packard and Sony-Ericsson each accounting for greater than 10% of our net sales during the three-month period ended December 31, 2005. Our ten largest customers during the nine-month periods ended December 31, 2006 and 2005 accounted for approximately 66% and 64% of net sales, respectively, with Hewlett-Packard and Sony-Ericsson each accounting for greater than 10% of our net sales.
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
     Our gross profit during the three-month period ended December 31, 2006 increased $115.6 million to $289.1 million, or 5.3% of net sales, from $173.5 million, or 4.2% of net sales, during the three-month period ended December 31, 2005. The 110 basis point increase in gross margin was attributable to a decrease of 150 basis points in restructuring charges for the three-month period ended December 31, 2006, offset by a 40 basis point increase in cost of sales, which was primarily attributable to increases in higher volume, lower margin businesses, and costs associated with ramping production for multiple large-scale programs across multiple markets.
     Our gross profit during the nine-month period ended December 31, 2006 increased $112.5 million to $703.5 million from $591.0 million during the nine-month period ended December 31, 2005. Gross margin remained at 5.0% of net sales during each of the respective periods. Gross margin was adversely impacted by a 40 basis point increase in cost of sales during the nine-month period ended December 31, 2006, which was primarily attributable to the divestiture of our higher margin Network Services division in the September 2005 quarter, together with increases in higher volume, lower margin businesses, and higher start-up and integration costs associated with multiple new large scale programs in the current period, offset by a 40 basis point reduction in restructuring charges.
Restructuring Charges
     Historically, we have initiated a series of restructuring activities which were intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency. These activities included:
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
     During the nine-month period ended December 31, 2006, we recognized charges of approximately $96.2 million related to the impairment, lease termination, exit costs and other charges primarily related to the disposal and exit of certain real estate owned and leased by the Company in order to reduce its investment in property, plant and equipment. Approximately $95.7 million of the charges were classified as a component of cost of sales. The charges recognized by reportable geographic region amounted to $59.0 million, $22.5 million and $14.7 million for the Americas, Asia and Europe, respectively. We did not recognize any restructuring charges during the three-month period ended December 31, 2006.
     During the three- and nine-month periods ended December 31, 2005, we recognized restructuring charges of approximately $68.6 million and $151.6 million, respectively. Approximately $63.1 million and $129.2 million of the restructuring charges were classified as a component of cost of sales during the three- and nine-month periods ended December 31, 2005, respectively. During the three-month period ended December 31, 2005, restructuring charges recognized by reportable geographic region amounted to $3.2 million, $14.6 million and $50.7 million for Asia, the Americas and Europe, respectively. During the nine-month period ended December 31, 2005, restructuring charges recognized by reportable geographic region amounted to $3.2 million, $42.0 million and $106.4 million for Asia, the Americas and Europe, respectively. During the three-month period ended December 31, 2005, involuntary employee terminations identified by reportable geographic region amounted to 78, 557 and 967 for Asia, the Americas and Europe, respectively. During the nine-month period ended December 31, 2005, involuntary employee terminations identified by reportable geographic region amounted to 78, 1,010 and 3,224 for Asia, the Americas and Europe, respectively.
     Refer to Note I, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our historical restructuring activities.
Selling, General and Administrative Expenses
     Our selling, general and administrative expenses, or SG&A, amounted to $135.9 million, or 2.5% of net sales, during the three-month period ended December 31, 2006, compared to $96.2 million, or 2.4% of net sales, during the three-month period ended December 31, 2005. The increase in SG&A during the three-month period ended December 31, 2006 was attributable to overall investments in resources necessary to support our accelerating revenue growth and approximately $4.0 million of incremental stock-based compensation expense recognized as a result of our adoption of SFAS 123(R) during fiscal year 2007. SG&A for the three-month period ended December 31, 2005 also includes a reversal of a $15.0 million bad debt provision previously recognized in the quarter ended September 30, 2005 associated with the potential non-collectibility of certain accounts receivable from our customer, Delphi Corporation (“Delphi”), as the related accounts receivable were subsequently collected during the quarter ended December 31, 2005. The increase in SG&A as a percentage of net sales during the quarter ended December 31, 2006 was primarily attributable to this reversal of the bad debt provision during the comparable quarter in fiscal year 2005, offset by higher net sales.
     SG&A amounted to $403.4 million, or 2.9% of net sales, during the nine-month period ended December 31, 2006, compared to $354.6 million, or 3.0% of net sales, during the nine-month period ended December 31, 2005. The increase in SG&A during the nine-month period ended December 31, 2006 was primarily attributable to overall investments in resources necessary to support our accelerating revenue growth and approximately $12.8 million of incremental stock-based compensation expense. The increase in SG&A was partially offset by the divestiture of our Network Services division in the September 2005 fiscal quarter and less expenditures for research and development. The improvement in SG&A as a percentage of net sales during the nine-month period ended December 31, 2006 was attributable to higher net sales and the divestiture of our Network Services division.
Other Charges, Net
     During the three- and nine-month periods ended December 31, 2005, we recognized $7.7 million of charges related to the retirement of Michael E. Marks from his position as Chief Executive Officer, of which approximately $5.9 million was paid during the quarter, and the remaining amount was paid in July 2006.
Interest and Other Expense, Net
     Interest and other expense, net was $16.8 million during the three-month period ended December 31, 2006 compared to $21.9 million during the three-month period ended December 31, 2005, a decrease of $5.1 million. The decrease is primarily the result of an increase in interest income on a promissory note received in connection with the divestiture of the software development and solutions business during the second quarter of fiscal year 2007, offset by an increase in interest expense from higher average debt balances coupled with higher average interest rates.
     Interest and other expense, net was $77.1 million during the nine-month period ended December 31, 2006 compared to $67.7 million during the nine-month period ended December 31, 2005, an increase of $9.4 million. The increase is primarily the result of higher interest expense from higher average debt balances coupled with higher average interest rates, and foreign currency exchange losses, offset by an increase in interest income on promissory notes received in connection with certain of our historical divestitures.
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
     The tax benefit recognized during the three-month period ended December 31, 2005 includes an approximate $12.2 million benefit reduction in previously recorded valuation allowances for deferred tax assets.
     The tax benefit for the nine-month period ended December 31, 2006 includes an approximate $23.0 million benefit related to the $96.2 million of impairment, lease termination, exit costs and other charges recognized, which were primarily related to the disposal and exit of certain real estate owned and leased by the Company in order to reduce our investment in property, plant and equipment. The tax expense during the nine-month period ended December 31, 2005 includes $68.7 million of tax expense associated with the gain on the sale and differences between the recorded book and tax basis of our Network Services division, as well as the recording of valuation allowance relating to the remaining deferred tax assets in connection with this divestiture, offset by benefits attributable to reductions in our previously recorded valuation allowances and the $151.6 million of restructuring charges recognized during the nine-month period ended December 31, 2005.
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
LIQUIDITY AND CAPITAL RESOURCES — CONTINUING AND DISCONTINUED OPERATIONS
     As of December 31, 2006, we had cash and cash equivalents of $909.2 million and bank and other borrowings of $1.5 billion. We also had a $1.35 billion revolving credit facility and other various credit facilities, under which we had no borrowings outstanding as of December 31, 2006. These credit facilities are subject to compliance with certain financial covenants. As of December 31, 2006, we were in compliance with the covenants under our indentures and credit facilities. Working capital as of December 31, 2006 and March 31, 2006 was approximately $1.1 billion and $938.6 million, respectively.
     Cash provided by operating activities amounted to $300.7 million and $647.0 million during the nine-month periods ended December 31, 2006 and 2005, respectively.

     During the nine-month period ended December 31, 2006, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:
•	net income of $388.0 million;

•	depreciation and amortization of $241.5 million;

•	non-cash impairment and other charges of $71.3 million; and

•	an increase in accounts payable and other liabilities of $825.5 million.
     During the nine-month period ended December 31, 2006, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:
•	the pre-tax gain associated with the divestiture of our software development and solutions business in the amount of $181.2 million;

•	an increase in inventories of $594.0 million;

•	an increase in accounts receivable of $340.3 million; and

•	an increase in other current and non-current assets of $110.0 million.
     The increases in our working capital accounts were due primarily to increased overall business activity and in anticipation of continued growth.
     During the nine-month period ended December 31, 2005, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:
•	net income of $98.2 million;

•	depreciation and amortization of $246.8 million;

•	non-cash restructuring charges of $39.2 million;

•	an increase in accounts payables and other accrued liabilities of $409.1 million; and

•	a decrease in accounts receivable of $117.0 million.
     During the nine-month period ended December 31, 2005, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:
•	the pre-tax gain associated with the divestitures of our Network Services and semiconductor businesses in the amount of $67.6 million;

•	an increase in inventories of $134.1 million; and

•	an increase in other current and non-current assets of $207.1 million.
     The increase in accounts payable and other current liabilities was primarily attributable to the increase in inventory and timing of purchases near quarter-end.
     Cash used in investing activities amounted to $225.9 million and $251.9 million during the nine-month periods ended December 31, 2006 and 2005, respectively.
     Cash used in investing activities during the nine-month period ended December 31, 2006 primarily related to the following:
•	net capital expenditures of $436.7 million for the purchase of equipment and for the continued expansion of various low cost, high volume manufacturing facilities and industrial parks, as well as for the continued investment in our printed circuit board operations and components business;

•	payments for the acquisition of businesses of $353.6 million, including $215.0 million associated with our Nortel transaction, $18.1 million for additional shares in Hughes Software Systems and $120.5 million for various other acquisitions of businesses, net of cash acquired, and contingent purchase price adjustments relating to certain historic acquisitions; and

•	$15.4 million of investments in certain non-publicly traded technology companies and notes receivables;
     offset by:
•	proceeds of $579.9 million from the divestiture of our software development and solutions business, net of cash held by the business of $108.6 million.
     Cash used in investing activities during the nine-month period ended December 31, 2005 primarily related to the following:
•	net capital expenditures of $151.9 million for the purchase of equipment and for the continued expansion of various manufacturing facilities in certain low-cost, high-volume centers, primarily in Asia;

•	payments for the acquisition of businesses of $623.0 million, including $269.7 million associated with our Nortel transaction, $149.4 million for the acquisition of additional shares in Hughes Software Systems and $203.9 million for various other acquisitions of businesses and contingent purchase price adjustments relating to certain historic acquisitions; and

•	net payments of $39.5 million for investments in certain non-publicly traded technology companies;
     offset by:
•	proceeds of $518.5 million from the divestitures of our semiconductor and Network Services divisions, net of cash held by the businesses of $33.1 million; and

•	$43.9 million of proceeds from our participation in our trade receivables securitization program.
     Cash used in financing activities amounted to $125.2 million and $208.5 million during the nine-month periods ended December 31, 2006 and 2005, respectively.
     Cash used in financing activities during the nine-month period ended December 31, 2006 primarily related to the following:
•	net repayment of bank borrowings and capital lease obligations amounting to $142.8 million;
     offset by:
•	$17.6 million of proceeds from the sale of ordinary shares under our employee stock plans.
     Cash used in financing activities during the nine-month period ended December 31, 2005 primarily related to the following:
•	net repayment of bank borrowings and capital lease obligations, and repurchases of our senior notes amounting to $255.6 million;
     offset by:
•	net proceeds of $47.1 million from the sale of ordinary shares under our employee stock plans.

     Working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. It is possible that future acquisitions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, the extent of cash charges associated with any future restructuring activities and levels of shipments and changes in volumes of customer orders.
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
     We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations and anticipated transactions through at least the next twelve months. Historically, we have funded our operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt, sales of accounts receivable and lease financings. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. The sale of equity or convertible debt securities could result in dilution to our current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of our ordinary shares, and the terms of this debt could impose restrictions on our operations. We are continuing to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase our ordinary shares.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2006. There have been no material changes in our contractual obligations since March 31, 2006. Information regarding our other financial commitments as of December 31, 2006 is provided in the Notes to Condensed Consolidated Financial Statements — Note F, “Bank Borrowings and Long-Term Debt” and Note H, “Trade Receivables Securitization.”
RELATED PARTY TRANSACTIONS
     In September 2006, we completed the sale of our software development and solutions business to Software Development Group (now known as “Aricent”), an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). We received aggregate cash payments of approximately $688.5 million, an eight-year $250.0 million face value promissory note with a paid-in-kind interest coupon fair valued at approximately $204.9 million and retained a 15% ownership interest in Aricent, fair valued at approximately $57.1 million. The aggregate net assets sold in the divestiture were approximately $704.4 million. After approximately $64.9 million in adjustments primarily attributable to transaction costs, working capital adjustments, the fair value of our obligations under certain non-compete and indemnification agreements, the reversal of cumulative translation losses recognized as a result of the sale and expense related to stock-based compensation and bonuses, the divestiture resulted in a gain of approximately $171.2 million, net of $10.0 million of estimated tax on the sale, which is included in income from discontinued operations in the unaudited condensed consolidated statements of operations for the three- and nine-month periods ended December 31, 2006. Mr. Michael E. Marks, the Chairman of our Board of Directors, was a member of KKR at the time of the transaction. The terms of the transaction were based on arms-length negotiations between the Company and KKR, and were approved by an independent committee of our Board of Directors as well as by the Audit Committee of our Board of Directors.
     On March 2, 2003, we entered into a Note Purchase Agreement with Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. (the “Note Holders”), affiliates of Silver Lake Partners, pursuant to which we have outstanding $195.0 million aggregate principal amount of its Zero Coupon Convertible Junior Subordinated Notes due 2008 to the Note Holders. On July 14, 2006, we entered into a

First Amendment to Note Purchase Agreement (the “First Amendment”) with the Note Holders, providing for the amendment of the Note Purchase Agreement and the Notes to, among other things (i) extend the maturity date of the Notes to July 31, 2009 and (ii) provide for settlement of any conversion spread (excess of conversion value over face amount) upon maturity. The Notes may no longer be converted or redeemed prior to maturity, other than in connection with certain change of control transactions, and upon maturity will be settled by the payment of cash equal to the face amount of the Notes and the issuance of shares to settle any conversion spread of the Notes. Mr. James A. Davidson is a member of our Board of Directors and co-founder and managing director of Silver Lake Partners. The terms of the transaction were based on arms-length negotiations between the Company and Silver Lake Partners, and were approved by our Board of Directors as well as by the Audit Committee of our Board of Directors, with Mr. Davidson abstaining in each case.
DISCONTINUED OPERATIONS
     Information regarding our discontinued operations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2006.
     The results from discontinued operations were as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net sales	$—	$60,934	$114,305	$211,566
Cost of sales (including $12 of stock-based compensation expense for the nine-month period ended December 31, 2006	—	38,134	72,648	130,888

Gross profit	—	22,800	41,657	80,678
Selling, general and administrative expenses (including $544 of stock-based compensation expense for the nine- month period ended December 31, 2006)	—	13,618	20,707	49,995
Intangible amortization	—	2,783	5,201	12,053
Interest and other (income) expense, net	—	807	(4,112)	4,035
Gain on divestiture of operations (net of $1,709 of stock-based compensation expense for the nine-month period ended December 31, 2006)	—	—	(181,228)	(43,750)

Income before income taxes	—	5,592	201,089	58,345
Provision for income taxes		1,257	13,351	33,746

Net income of discontinued operations	—	$4,335	$187,738	$24,599

     Net income for discontinued operations increased $163.1 million to $187.7 million during the nine-month period ended December 31, 2006 as compared with $24.6 million for the same period in 2005. The improvement in net income was primarily attributable to the $181.2 million pre-tax gain on the divestiture of our software development and solutions business during the second quarter of fiscal year 2007 as compared to the $43.8 million gain on the divestiture of our semiconductor business for the same period during fiscal year 2006, a decrease in minority interest expense associated with our approximately 29% ownership increase in FSS throughout fiscal year 2006 and the nine-month period ended December 31, 2006, and a reduction in the provision for income taxes. The reduction in the provision for income taxes was principally due to lower taxes resulting from the divestiture in fiscal year 2007 as compared to taxes attributable to the divestiture of our semiconductor business in fiscal year 2006. This improvement in net income from discontinued operations was partially offset by the divestiture of our software development and solutions business on September 1, 2006, and the divestiture of our semiconductor business during the September 2005 fiscal quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2006 as compared to the fiscal year ended March 31, 2006.
     We have a portfolio of fixed and variable rate debt. Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates from those as of December 31, 2006 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.
     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. Based on our overall currency rate exposures, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates as of December 31, 2006 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2006, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual General Meeting of Shareholders on October 4, 2006 at 2090 Fortune Drive, San Jose, California, 95131, U.S.A. at which the following matters were acted upon:

1a.	Re-election of Mr. Michael E. Marks as a director to our Board of	For:	488,391,954
	Directors.	Against:	3,817,858
		Abstain:	33,167,628

1b.	Re-election of Mr. Richard Sharp as a director to our Board of	For:	514,521,854
	Directors.	Against:	9,566,138
		Abstain:	1,289,448

2a.	Re-election of Mr. H. Raymond Bingham as a director to our Board	For:	518,775,524
	of Directors.	Against:	5,380,276
		Abstain:	1,221,640

2b.	Re-election of Mr. Michael McNamara as a director to our Board of	For:	520,703,036
	Directors.	Against:	3,471,611
		Abstain:	1,202,793

2c.	Re-election of Mr. Rockwell A. Schnabel as a director to our Board	For:	520,407,604
	of Directors.	Against:	3,680,766
		Abstain:	1,289,070

2d.	Re-election of Mr. Ajay B. Shah as a director to our Board of	For:	520,290,493
	Directors.	Against:	3,772,860
		Abstain:	1,314,087

3.	Re-appointment of Deloitte & Touche LLP as our independent	For:	521,853,029
	auditors for the fiscal year ending March 31, 2007 and authorization	Against:	2,393,873
	of our Board of Directors to fix their remuneration.	Abstain:	1,130,538

4.	Approval of the authorization for our Directors to allot and issue	For:	388,441,517
	ordinary shares.	Against:	51,071,094
		Abstain:	1,039,845
		Broker Non Votes:	84,824,984

5.	Approval for us to provide US$10,000 of quarterly cash compensation	For:	519,733,484
	to each of our non-employee directors, an additional US$2,500 of	Against:	4,537,604
	quarterly cash compensation for the Chairman of the Audit Committee	Abstain:	1,106,352
	(if appointed) and an additional US$1,250 of quarterly cash compensation
	for committee participation

6.	Approval for us to amend and restate our Articles of Association,	For:	435,628,296
	which defines the rights of holders of our ordinary shares, to (i)	Against:	3,274,240
	eliminate the concepts of par value, share premium, shares issued	Abstain:	1,649,920
	at a discount and authorized share capital, (ii) provide for the holding	Broker Non Votes:	84,824,984

	of treasury shares and to modernize and streamline certain provisions
	to be more consistent with, and take greater advantage of, the Singapore
	Companies Act, as amended, and (iii) reword a number of provisions
	in order to improve clarity and readability.

7.	Approval of the proposed renewal of the share repurchase mandate	For:	438,306,733
	relating to acquisitions by us of our issued ordinary shares.	Against:	1,459,809
		Abstain:	785,914
		Broker Non Votes:	84,824,984

8.	Approval for us to amend our 2001 Equity Incentive Plan (“2001	For:	280,340,909
	Plan”) by eliminating the 2,000,000 share sub-limit on stock bonus	Against:	159,235,283
	awards that may be outstanding at any time during the term of the	Abstain:	976,264
	2001 Plan.	Broker Non Votes:	84,824,984

9.	Approval for us to amend our 2001 Equity Incentive Plan (“2001	For:	286,905,648
	Plan”) by modifying the automatic option grant to non-employee	Against:	152,463,970
	directors so that the option grant will not be prorated based on the	Abstain:	1,182,838
	service of the director during the prior 12 months.	Broker Non Votes:	84,824,984

10.	Approval for us to amend our 2001 Equity Incentive Plan (“2001	For:	253,177,652
	Plan”) by increasing the share reserve by 5,000,000 ordinary shares	Against:	186,342,160
	to an aggregate of 32,000,000 ordinary shares (not including shares	Abstain:	1,032,644
	available under plans consolidated into the 2001 Plan).	Broker Non Votes:	84,824,984
At the meeting, Messrs. Michael E. Marks, Richard Sharp, H. Raymond Bingham, Michael McNamara, Rockwell A. Schnabel, and Ajay B. Shah were re-elected to the Board of Directors. Messrs. James A. Davidson and Lip-Bu Tan continued their terms of office as directors following the meeting.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.01	Amendment to Award Agreement for Werner Widmann Deferred Compensation Plan, dated November 27, 2006.

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara

Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2007

/s/ Thomas J. Smach

Thomas J. Smach
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 7, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	Amendment to Award Agreement for Werner Widmann Deferred Compensation Plan, dated November 27, 2006.

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.