Form 10-K
period 2007-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2007-05-29
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23354

FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Marina Boulevard, #28-00 Singapore (Address of registrant’s principal executive offices)	018989 (Zip Code)

Registrant’s telephone number, including area code
(65) 6890 7188

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Ordinary Shares, No Par Value	the NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act — NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

As of September 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there were 579,770,419 shares of the registrant’s ordinary shares outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Stock Market LLC (NASDAQ Global Select Market) on September 29, 2006) was approximately $7.3 billion.

As of May 18, 2007, there were 608,651,491 shares of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated

Proxy Statement to be delivered to shareholders in connection with the Registrant’s 2007 Annual General Meeting of Shareholders	Part II — “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III

PART I

FORWARD-LOOKING STATEMENTS

Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.

Except for historical information contained herein, certain matters included in this annual report on Form 10-K are, or may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.	BUSINESS

OVERVIEW

We are a leading global provider of vertically-integrated advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) in the following markets:

•	Computing, which includes products such as desktop, handheld and notebook computers, electronic games and servers;

•	Mobile communication devices, which includes handsets operating on a number of different platforms such as GSM, CDMA, TDMA and WCDMA;

•	Consumer digital devices, which includes products such as set top boxes, home entertainment equipment, printers, copiers and cameras;

•	Industrial, Semiconductor and White Goods, which includes products such as home appliances, industrial meters, bar code readers and test equipment;

•	Automotive, Marine and Aerospace, which includes products such as navigation instruments, radar components, and instrument panel and radio components;

•	Telecommunications infrastructure, which includes products such as cable modems, cellular base stations, hubs and switches; and

•	Medical devices, which includes products such as drug delivery, diagnostic and telemedicine devices.

We are one of the world’s largest EMS providers, with revenues from continuing operations of $18.9 billion in fiscal year 2007. As of March 31, 2007, our total manufacturing capacity was approximately 17.7 million square feet in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. In fiscal year 2007, our net sales in Asia, the Americas and Europe represented 61%, 22% and 17% of our total net sales, respectively.

Our portfolio of customers consists of many of the technology industry’s leaders, including Casio, Cisco Systems, Dell, Eastman Kodak, Ericsson, Hewlett-Packard, Kyocera, Microsoft, Motorola, Nortel, Sony-Ericsson and Xerox.

We are a globally-recognized leading provider of end-to-end, vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our OEM customers. These vertically-integrated services increase customer competitiveness by delivering improved product quality, leading manufacturability, improved performance, faster time-to-market and reduced costs. We remain firmly committed to the competitive advantage of vertical-integration, along with the continuous development of our design capabilities in each of our major product categories. Our OEM customers leverage our services to meet their requirements throughout their products’ entire product life cycle. Our services include:

•	Printed Circuit Board and Flexible Circuit Fabrication;

•	Systems Assembly and Manufacturing;

•	Logistics;

•	After-Sales Services;

•	Design and Engineering Services;

•	Original Design Manufacturing (“ODM”) Services; and

•	Components Design and Manufacturing.

We believe that our vertically-integrated capabilities provide us with a competitive advantage in the market for designing and manufacturing electronic products for leading multinational and regional OEMs. Through these services and capabilities, we simplify the global product development process and provide meaningful time and cost savings for our customers.

INDUSTRY OVERVIEW

Outsourcing demand for advanced manufacturing capabilities, design and engineering services and after-market services continues to grow rapidly. This demand continues to increase for several reasons, including the intensely competitive nature of the electronics industry, the continually increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs, and shorter product life cycles. As a result, the number of OEMs that utilize EMS providers as part of their business and manufacturing strategies continues to increase. Utilizing EMS providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, and enables OEMs to concentrate on product research, development, marketing and sales. We believe that OEMs realize the following benefits through their strategic relationships with EMS providers:

•	Reduced production costs;

•	Reduced design and development costs;

•	Accelerated time-to-market and time-to-volume production;

•	Reduced capital investment requirements and fixed costs;

•	Improved inventory management and purchasing power;

•	Access to worldwide design, engineering, manufacturing, and logistics capabilities; and

•	Ability to focus on core branding and R&D initiatives.

We believe that the EMS industry will continue to grow, driven largely by the needs of OEMs to respond to rapidly changing markets and technologies and to reduce product costs. Additionally, we believe that there are significant opportunities for EMS providers to win additional business from OEMs in certain markets or industry segments that have yet to substantially utilize EMS providers.

SERVICE OFFERINGS

We offer a broad range of market-tailored, vertically integrated services to OEMs. Flextronics has a competitive advantage as we are able to provide more value and innovation to our customers since we offer both global economies of scale in manufacturing, logistics and procurement, and market-focused expertise and capabilities in design, engineering and ODM services. As a result of our focus on specific markets, we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers’ businesses, and can help improve their market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products and meet their time-to-market requirements. Our vertically-integrated services allow us to design, build and ship a complete packaged product to our OEM customers. These services include:

Printed Circuit Board and Flexible Circuit Fabrication.  Printed circuit boards are platforms composed of laminated materials that provide the interconnection for integrated circuits and other electronic components. Semiconductor designs are currently so complex that they often require printed circuit boards with multiple layers of narrow, densely spaced wiring or flexible circuits. The manufacture of these complex multilayer interconnect and flexible circuit products often requires the use of sophisticated circuit interconnections between layers, referred to as vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds. We are an industry leader in high-density, multilayer and flexible printed circuit board manufacturing. We have expanded our capabilities to provide our customers with rigid-flex circuit board design and manufacturing. We manufacture printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers’ product development groups in as little as 48 hours. Our extensive range of services enables us to respond to our customers’ demands for an accelerated transition from prototype to volume production. We have printed circuit board and flexible circuit fabrication service capabilities on four continents: North America, South America, Europe and Asia.

Systems Assembly and Manufacturing.  Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We often assemble electronics products with our proprietary printed circuit boards and custom electronic enclosures on either a build-to-order or configure-to-order basis. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of advanced manufacturing solutions. Our systems assembly and manufacturing expertise includes the following:

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

Logistics.  We provide global logistics services and turnkey supply chain solutions to our customers. Our worldwide logistics services include freight forwarding, warehousing/inventory management and outbound/ e-commerce solutions through our global supply chain network. We leverage new technologies such as XML links to factories, extranet-based management, vendor managed inventory and build-to-order programs, to simultaneously connect suppliers, manufacturing operations and OEM customers. In addition, our SimFlex simulation software tool allows our customers to simulate, analyze and evaluate complex supply chain scenarios, critical operating characteristics and performance metrics, and supply chain trade-offs to ensure supply chain excellence. We offer customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with our customers’ inventory requirements. Increasingly, we ship products directly into customers’ distribution channels or directly to the end-user. By joining these logistics solutions with worldwide manufacturing operations and total supply chain management capabilities in a tightly integrated process, we believe we enable our OEM customers to significantly reduce their product costs and react quickly to continuously changing market demand on a worldwide basis.

After-Sales Services.  We provide a range of after-sales services, including product repair, re-manufacturing and maintenance at repair depots, logistics and parts management, returns processing, warehousing, and engineering change management. These services are provided through a global network of operations, hubs and centers. We support our customers by providing software updates and design modifications that may be necessary to reduce costs or design in alternative components due to component obsolescence or unavailability. Manufacturing support involves test engineering support and manufacturability enhancements. We also assist with product failure analysis, warranty and repair, and field service engineering activities.

Design and Engineering Services.  We offer a comprehensive range of value-added design and engineering market-specific services for our customers. These services range from contract design services (CDS), where the customer purchases services on a time and materials basis, to original product design and manufacturing services, where the customer purchases a product that we design, develop and manufacture (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by our OEM customers under the OEM’s brand name. Our design and engineering services are provided by our global team of design engineers and include:

•	User Interface and Industrial Design: We design and develop innovative, stylish and cost-effective products that address the needs of the user and the market. Our front-end creative capabilities offer our OEM customers assistance with the product creation process. These services include preliminary product exploration, market research, 2-D sketch level drawings, 3-D mock-ups and proofs of concept, interaction and interface models, detailed hard models and product packaging.

•	Mechanical Engineering and Tooling Design: We offer detailed product and enclosure design for static and dynamic solutions in both plastic and metal for low-to high-volume applications. Additionally, we provide design and development services for prototype and production tooling equipment used in manufacturing.

•	Electronic System Design: We provide complete electrical design for products ranging in size from small handheld consumer devices to large high-speed, carrier-grade, telecommunications equipment, which includes embedded system and DSP design, high speed digital interfaces, analog circuit design, power management solutions, wired and wireless communication protocols, display and storage solutions, imaging and audio/video applications, and RF system and antenna design.

•	PCB Design: We provide complete PCB design services, incorporating high layer counts, advanced materials, component miniaturization technologies, signal integrity and rigid-flex requirements.

Components Design and Manufacturing.  Our components group is a product-driven organization focused on developing complete products for our OEM customers. Our capabilities include the design and manufacture of technologically advanced subsystem solutions for the electronics market. These sub-components include camera modules, power supplies, antennas, radio frequency (RF) modules, passive color super-twisted nematic (CSTN) and active thin film transistor (TFT) small and medium form factor display modules for mobile phones, MP3 players, industrial and commercial products and digital cameras. By combining innovative design capabilities with a global manufacturing footprint, we provide our OEM customers with market-leading component technologies while reducing their products’ costs and speeding their products’ time-to-market.

COMPETITIVE STRENGTHS

Over the past several years, we have enhanced our business through the development and broadening of our various product and service offerings. This strategic growth has established us as an industry leader and has enabled us to focus our strategy on vertically-integrated capabilities and market-specific design and engineering services. We believe that the following capabilities differentiate us from our competitors and enable us to better serve our customers:

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

Global Presence.  We have established an extensive network of design, manufacturing and logistics facilities in the world’s major electronics markets (Asia, the Americas and Europe) to serve the growing outsourcing needs of both multinational and regional OEMs. Our extensive global network of manufacturing facilities in over 30 countries gives us the flexibility to transition customer projects to any of our locations based on customer requirements. In order to support our recent broad-based growth, in fiscal year 2007 we expanded our capacity in key long-term strategic locations, such as China, India, Malaysia, Ukraine, Brazil and Mexico. Fiscal year 2007 expansions included the expansion of our presence in Mexico through the first phase completion of our planned facility in Juarez, Mexico, which will allow us to more quickly deliver customer products to the North American market at lower costs. We also launched an industrial park in Chennai, India, which increases our strategic presence in the region. Our capital investment in these expansions serves to enhance our competitiveness in these key strategic locations.

Vertically-Integrated End-to-End Solution.  We offer a comprehensive range of worldwide supply chain services that simplify the global product development process and provide meaningful time and cost savings to our OEM customers. Our vertically-integrated end-to-end services enable us to cost-effectively design, build and ship a complete packaged product. We also provide after-sales services such as repair and warranty services. We believe that our capabilities also help our customers improve product quality, manufacturability, performance, and reduce costs. Additionally, we continue to expand and enhance our vertically-integrated service offering by adding capacity in plastics, metals, rigid printed circuit boards, as well as introducing new vertically-integrated capabilities in machining, liquid crystal displays (“LCDs”) and power supplies.

Low-Cost Manufacturing Services; Industrial Parks.  In order to provide customers with the lowest manufacturing costs, we have invested in manufacturing facilities in low-cost regions of the world. As of March 31, 2007, more than 75% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, India, Malaysia, Mexico, Poland, and Ukraine. We believe we are a global industry leader in low-cost production capabilities. A number of our OEM customers have relocated their production to these locations, where our role in the local supply chain helps to reduce their total product costs.

As part of our low-cost manufacturing strategy, we have also established fully-integrated, high-volume industrial parks in Brazil, China, Hungary, India, Malaysia, Mexico and Poland. These campuses provide total supply chain management by co-locating our manufacturing and logistics operations with our suppliers at a single low-cost location. We believe that this strategy increases our customers’ flexibility and reduces distribution barriers, turnaround times, and overall transportation and product costs.

Advanced Supply Chain Management.  We believe that we are a leader in global procurement, purchasing approximately $16 billion of materials in our fiscal year ended March 31, 2007. As a result, we are able to leverage our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers. We also provide our customers with complete supply chain analyses on their existing manufacturing strategies so that we can recommend an optimal supply chain solution that utilizes our global service footprint.

Long-Standing Customer Relationships.  We believe that a cornerstone to our success, and a fundamental requirement for our sustained growth and profitability, is our long-standing customer relationships. We believe that our ability to maintain and grow these customer relationships is due to our ability to deliver consistent high-quality services, our continued development of a broad range of vertically-integrated service offerings, and our market focused approach designed to add innovative thinking and create value that increases our customers’ competitiveness. To achieve our quality goals, we monitor our performance using a number of quality improvement and measurement techniques. We have also received numerous service and quality awards that further validate the success of these programs.

Components Solutions.  We drive manufacturing efficiencies and cost reductions in the design process by leveraging our proprietary components solutions for our OEM customers. This capability, coupled with our global, vertically-integrated resources enables us to cost-effectively design and manufacture critical system components with reduced time-to-market. Our components product offerings include camera modules, small form factor LCDs, power supplies, antenna solutions and RF modules.

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

STRATEGY

Our strategy is to continue to accelerate our growth and enhance profitability by using our market-focused expertise and capabilities and our global economies of scale to offer the most competitive vertically-integrated global supply chain services to our customers. To achieve this goal, we are enhancing our core EMS manufacturing, procurement and logistics services with industry-specific expertise in design, engineering and ODM services through the following:

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

Expand Global Manufacturing Capabilities and Vertically-Integrated Service Offering.  One of our core strategies is to continue to expand our global manufacturing capabilities and vertically-integrated services. We actively pursue acquisitions to expand our global capabilities and strengthen our vertically-integrated capabilities. Through both internal development and synergistic acquisitions, we enhance our competitive position as a leading provider of comprehensive outsourcing solutions and are able to capture a larger portion of the supply chain. We will continue to selectively pursue strategic opportunities that we believe will further our business objectives and enhance shareholder value.

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

Streamline Business Processes Through Information Technologies.  We use a sophisticated automated manufacturing resources planning system and enhanced business-to-business data interchange capabilities to ensure inventory control and optimization. We streamline business processes by using these information technology tools to improve order placement, tracking and fulfillment. We are also able to provide our customers with online access to product design and manufacturing process information. We have enhanced our information technology systems to support business growth, and intend to continue to drive our strategy of streamlining business processes through the use of information technologies so that we can continue to offer our customers a comprehensive solution to improve their communications and relationships across their supply chain and be more responsive to market demands.

Focus on Core Activities.  As part of our strategy, we continuously evaluate the strategic and financial contributions of each of our operations and focus our primary growth objectives on our core EMS vertically-integrated business activities. We leverage our existing scale and capabilities to accelerate revenue growth and enhance profitability, while narrowing our focus to only those businesses that created substantial synergy. We also explore non-traditional opportunities to continue to expand our vertical technologies.

CUSTOMERS

Our customers include many of the world’s leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2007, our ten largest customers accounted for approximately 64% of net sales from continuing operations. Our largest customer during fiscal year 2007 was Sony-Ericsson, which accounted for more than 10% of net sales from continuing operations. No other customer accounted for more than 10% of net sales from continuing operations in fiscal year 2007.

The following table lists in alphabetical order a representative sample of our largest customers in fiscal year 2007 and the products of those customers for which we provide EMS services:

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

BACKLOG

Although we obtain firm purchase orders from our customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. In addition, OEM customers may reschedule or cancel firm orders based upon contractual arrangements. Therefore, we do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales.

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

EMPLOYEES

As of March 31, 2007, our global workforce totaled approximately 116,000 employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.

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

ENVIRONMENTAL REGULATION

Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We have in place infrastructures to ensure that our operations are in compliance with all applicable environmental regulations and we do not believe that costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results, or competitive position. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third-party sites. We engage environmental consulting firms to assist us in the evaluation of environmental liabilities of our ongoing operations, historical disposal activities and closed sites in order to establish appropriate accruals in our financial statements. We determined the amount of our accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. While no material exposures have been identified to date that we are aware of, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. Our business requires close collaboration with our customers and suppliers to mitigate risk of non-compliance. Most recently, we completed the implementation of our internal conformance program for the European Union’s Directive 2002/95/EC (RoHS) and to the first phase of the China RoHS directive. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as the regulations. These programs vary from collecting compliance data from our suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. In addition, the electronics industry is subject to the European Union’s Waste Electrical and Electronic Equipment (WEEE) directive, which became effective beginning in 2005. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. Although the compliance responsibility rests primarily with OEMs rather than with EMS companies, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

INTELLECTUAL PROPERTY

We own or have licensed various United States and foreign patents related to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world.

Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, we cannot assure you that third parties will not make infringement claims against us in the future. In addition, we are increasingly providing design and engineering services to our customers and designing and making our own products. As a consequence of these activities, we are required to address and allocate the ownership and responsibility for intellectual property in our customer relationships to a greater extent than in our manufacturing and assembly businesses. If a third party were to make an assertion regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights may not be available to us on commercially acceptable terms, if at all, and any such litigation may not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We also could be required to incur substantial costs to redesign a product or re-perform design services.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Refer to Note 14, “Segment Reporting,” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” for financial information about our geographic areas.

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

We derive our revenues from the following markets:

•	Computing, which includes products such as desktop, handheld and notebook computers, electronic games and servers;

•	Mobile communication devices, which includes handsets operating on a number of different platforms such as GSM, CDMA, TDMA and WCDMA;

•	Consumer digital devices, which includes products such as set top boxes, home entertainment equipment, printers, copiers and cameras;

•	Industrial, Semiconductor and White Goods, which includes products such as home appliances, industrial meters, bar code readers and test equipment;

•	Automotive, Marine and Aerospace, which includes products such as navigation instruments, radar components, and instrument panel and radio components;

•	Telecommunications infrastructure, which includes products such as cable modems, cellular base stations, hubs and switches; and

•	Medical devices, which includes products such as drug delivery, diagnostic and telemedicine devices.

Factors affecting any of these industries in general, or our customers in particular, could seriously harm us. These factors include:

•	rapid changes in technology, evolving industry standards and requirements for continuous improvement in products and services result in short product life cycles;

•	demand for our customers’ products may be seasonal;

•	our customers may fail to successfully market their products, and our customers’ products may fail to gain widespread commercial acceptance;

•	our customers may experience dramatic market share shifts in demand which may cause them to exit the business; and

•	there may be recessionary periods in our customers’ markets.

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

We have completed numerous acquisitions of businesses and we expect to continue to acquire additional businesses in the future. We are currently in preliminary discussions with respect to potential acquisitions and strategic customer transactions. Any future acquisitions may require additional equity financing, which could be dilutive to our existing shareholders, or additional debt financing, which could increase our leverage and potentially affect our credit ratings. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, the integration of acquired businesses may require that we incur significant restructuring charges.

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

We expect that we will continue to transition manufacturing to lower-cost locations and eliminate redundant facilities, and we may be required to take additional restructuring charges in the future as a result of these activities. We also intend to increase our manufacturing capacity in our low-cost regions by expanding our facilities and adding new equipment. Acquisitions and expansions involve significant risks, including, but not limited to, the following:

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

In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our transition to low-cost manufacturing regions has contributed to significant restructuring and other charges that have resulted from reducing our workforce and capacity at higher-cost locations. We recognized restructuring charges of approximately $151.9 million, $215.7 million and $95.4 million in fiscal years 2007, 2006 and 2005, respectively, associated with the consolidation and closure of several manufacturing facilities, and related impairment of certain long-lived assets. We may be required to take additional charges in the future as a result of these activities. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and cash flows.

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

Over the past several years, we have completed numerous strategic transactions with OEM customers, including, among others, Nortel, Kodak, Xerox, Kyocera and Casio. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

•	we may need to pay a purchase price to the divesting OEMs that exceeds the value we ultimately may realize from the future business of the OEM;

•	the integration of the acquired assets and facilities into our business may be time-consuming and costly, including the incurrence of restructuring charges;

•	we, rather than the divesting OEM, bear the risk of excess capacity at the facility;

•	we may not achieve anticipated cost reductions and efficiencies at the facility;

•	we may be unable to meet the expectations of the OEM as to volume, product quality, timeliness and cost reductions;

•	our supply agreements with the OEMs generally do not require any minimum volumes of purchase by the OEMs, and the actual volume of purchases may be less than anticipated; and

•	if demand for the OEMs’ products declines, the OEM may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs.

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

The attractiveness of our services to U.S. customers can be affected by changes in U.S. trade policies, such as most favored nation status and trade preferences for some Asian countries. In addition, some countries in which we operate, such as Brazil, Hungary, India, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. Finally, we could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate.

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

Our strategic relationship with Nortel involves a number of risks, and we may not succeed in realizing the anticipated benefits of this relationship.

In May 2006, we completed the transfer of Nortel’s Calgary operations in the final stage of the transaction with Nortel. The success of the Nortel transaction will depend on our ability to successfully integrate the acquired operations with our existing operations. This will involve integrating Nortel’s operations into our existing procurement activities, and assimilating and managing existing personnel. In addition, this transaction will increase our expenses and working capital requirements, and place burdens on our management resources. In the event we are unsuccessful in integrating the acquired operations, we would not achieve the anticipated benefits of this transaction, and our results of operations would be adversely affected.

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

Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 64% and 63% of net sales from continuing operations in fiscal years 2007 and 2006, respectively. Our largest customer during fiscal year 2007 was Sony-Ericsson, which accounted for more than 10% of net sales from continuing operations. Our largest customers during fiscal year 2006 were Sony-Ericsson and Hewlett-Packard, which each accounted for more than 10% of net sales from continuing operations. No other customer accounted for more than 10% of net sales from continuing operations in fiscal year 2007 or 2006.

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

Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. These tax incentives expire over various periods through 2020 and are subject to certain conditions with which we expect to comply. We have obtained tax holidays or other incentives where available, primarily in China, Hungary, India and Malaysia. In these four countries, we generated an aggregate of approximately $11.8 billion and $8.9 billion of our total revenues from continuing operations during fiscal years 2007 and 2006, respectively. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. For example, on March 16, 2007, the Chinese government passed a new unified enterprise income tax law which will take affect on January 1, 2008. Among other things, the new law increased the standard withholding rate on earnings distributions without committing to maintaining the current exemption provided foreign investors in wholly-owned Chinese entities. In addition, the income tax rate for all enterprises (to a lesser extent for “high-tech enterprises”) will increase by January 1, 2013. To date, there has been no guidance either on the transition method from an enterprises current tax rate to the new unified rates or on the definition of a “high-tech enterprise.” Therefore, the affect of this increase on our overall tax rate will be affected by, among other things, our China income, the terms of transition issued by the government, our ability to qualify our existing operations as high-tech enterprises under the new law and the method of application adopted by the government for the new withholding provisions. In addition, further acquisitions or divestitures may cause our effective tax rate to increase.

In addition, we base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effect. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes.

Our components business is dependent on our ability to quickly launch world-class components products, and our investment in development, and start-up and integration costs necessary to achieve quick launches of world-class components products may adversely affect our margins and profitability.

Our components business, which primarily includes camera modules, power supplies and CSTN and active TFT small and medium form factor display modules for mobile phones, is part of our strategy to improve our competitive position and to grow our future margins, profitability and shareholder returns by expanding our vertical-integration capabilities. The camera module, power supply and CSTN and active TFT small and medium form factor display modules for mobile phones industries have experienced, and are expected to continue to experience, rapid technological change. The success of our components business is contingent on our ability to design and introduce world-class components that have performance characteristics that are suitable for a broad market and that offer significant price and/or performance advantages over competitive products.

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

In addition, OEMs often require unique configurations or custom designs which must be developed and integrated in the OEM’s product well before the product is launched by the OEM. Thus, there is often substantial lead time between the commencement of design efforts for a customized component and the commencement of volume shipments of the component to the OEM. As a result, we may make substantial investments in the development and customization of products for our customers and no revenue may be generated from these efforts if our customers do not accept the customized component. Even if our customers accept the customized component, if our customers do not purchase anticipated levels of products, we may not realize any profits.

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

Although we enter into contracts with our design services customers, we may design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all. Even if our customers accept our designs, if they do not then purchase anticipated levels of products, we may not realize any profits. Our design activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to a product, these contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases. These contracts can generally be terminated on short notice. In addition, some of the products we design and develop must satisfy safety and regulatory standards and some must receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our sales, profitability and reputation.

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

We have a substantial amount of intangible assets. These intangible assets are attributable to acquisitions and represent the difference between the purchase price paid for the acquired businesses and the fair value of the net tangible assets of the acquired businesses. We are required to evaluate goodwill and other intangibles for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows and, with respect to goodwill, on at least an annual basis. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

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

Implementation of a new information system could disrupt our operations and cause unanticipated increases in our costs.

We are in the process of implementing a new global procurement system throughout our global organization. Complications with the implementation of this system to replace the existing global procurement system used by these sites could result in material adverse consequences, including disruptions of operations, loss of information and unanticipated increases in costs.

Our exposure to financially troubled customers may adversely affect our financial results.

We provide EMS services to companies and industries that have in the past, and may in the future, experience financial difficulty. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline, either of which could adversely affect our financial position and results of operations.

Fluctuations in foreign currency exchange rates could increase our operating costs.

Our manufacturing operations and industrial parks are located in lower cost regions of the world, such as Asia, Eastern Europe and Mexico; however, most of our purchase and sale transactions are denominated in United States Dollars, Japanese Yen or Euros. As a result, we are exposed to fluctuations in the functional currencies of our fixed cost overhead or our supply base relative to the currencies in which we conduct transactions.

Currency exchange rates fluctuate on a daily basis as a result of a number of factors, including changes in a country’s political and economic policies. Volatility in the functional and non-functional currencies of our entities and the United States Dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. As part of our currency hedging strategy, we use financial instruments, primarily forward purchase and swap contracts, to hedge our United States Dollar and other currency commitments in order to reduce the short-term impact of foreign currency fluctuations on current assets and liabilities. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

We are also exposed to risks related to the valuation of the Chinese currency relative to other foreign currencies. The Chinese currency is the renminbi (RMB). The Chinese government relaxed its control over the exchange rate of the RMB relative to the United States Dollar by managing the fluctuation of the RMB within a range of 0.5% per day and pegging its value to the value of a basket of currencies, which currencies have not been identified. The RMB was previously pegged to the value of the United States Dollar. There is no certainty as to whether the Chinese government will elect to revalue the RMB again in the near future, or at all. A significant increase in the value of the RMB could adversely affect our financial results and cash flows by increasing both our manufacturing costs and the costs of our local supply base.

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

We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. For example, the electronics industry became subject to the European Union’s Restrictions on Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE) directives beginning in 2005 and 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States and China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. Recently, we completed the implementation of our internal conformance program for the European Union’s RoHS and to the first phase of the China RoHS directive. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as the regulations. These programs vary from collecting compliance data from our suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with OEMS rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

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

Our facilities consist of a global network of industrial parks, regional manufacturing operations, design and engineering and product introduction centers, providing over 17.7 million square feet of manufacturing capacity as of March 31, 2007 (excluding facilities we have identified for closure, as described in Note 10, “Restructuring Charges” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). We own facilities with approximately 6.4 million square feet in Asia, 1.9 million square feet in the Americas and 1.8 million square feet in Europe. We lease facilities with approximately 4.3 million square feet in Asia, 1.7 million square feet in the Americas and 1.6 million square feet in Europe.

Our facilities include large industrial parks, ranging in size from approximately 300,000 to 3.7 million square feet, in Brazil, China, Hungary, India, Malaysia, Mexico and Poland. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 1.0 million square feet, in Austria, Brazil, Canada, China, Denmark, France, Germany, Hungary, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Norway, Singapore, Sweden, Taiwan, and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world’s major electronics markets.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF ORDINARY SHARES

Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol “FLEX.” The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2006 as reported on the NASDAQ Global Select Market.

	High	Low

Fiscal Year Ended March 31, 2007
Fourth Quarter	$12.16	$10.75
Third Quarter	13.19	11.08
Second Quarter	12.97	9.96
First Quarter	12.46	9.84
Fiscal Year Ended March 31, 2006
Fourth Quarter	$11.29	$9.98
Third Quarter	12.80	9.20
Second Quarter	14.25	12.27
First Quarter	13.71	10.45

As of May 18, 2007 there were 4,335 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ Global Select Market was $11.21 per share.

DIVIDENDS

Since inception, we have not declared or paid any cash dividends on our ordinary shares (exclusive of dividends paid by pooled entities prior to acquisition). The terms of our outstanding Senior Subordinated Notes restrict our ability to pay cash dividends. For more information, please see Note 4, “Bank Borrowings and Long-term Debt” to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2007 Annual General Meeting of Shareholders. Such information is incorporated by reference.

STOCK PRICE PERFORMANCE GRAPH

The following stock price performance graph and accompanying information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in any such filing.

The graph below compares the cumulative total shareholder return on our ordinary shares, the Standard & Poor’s 500 Stock Index and a peer group comprised of Benchmark Electronics, Inc., Celestica, Inc., Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation.

The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor’s 500 Stock Index and in the peer group described above on March 31, 2002 and reflects the annual return through March 31, 2007, assuming dividend reinvestment.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG FLEXTRONICS INTERNATIONAL LTD., THE S&P 500 INDEX
AND A PEER GROUP

*	$100 invested on 3/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	3/02	3/03	3/04	3/05	3/06	3/07
Flextronics International Ltd.	$100.00	$47.78	$93.64	$65.97	$56.71	$59.95
S&P 500 Index	100.00	75.24	101.66	108.47	121.19	135.52
Peer Group	100.00	41.13	73.52	53.53	61.99	39.21

RECENT SALES OF UNREGISTERED SECURITIES

None.

INCOME TAXATION UNDER SINGAPORE LAW

Dividends.  Singapore does not impose a withholding tax on dividends. Prior to January 1, 2003, Singapore applied a full imputation system to all dividends (other than exempt dividends) paid by a Singapore resident company. Effective on January 1, 2003, tax on corporate profits is final and dividends paid by a Singapore resident company will be tax exempt in the hands of a shareholder, whether or not the shareholder is a company or an individual and whether or not the shareholder is a Singapore resident. However, if the resident company was previously under the imputation system and has un-utilized dividend franking credits as of December 31, 2002, there will be a 5-year transition period from January 1, 2003 to December 31, 2007, during which a company may remain on the imputation system. Dividends declared by non-resident companies are not subject to the imputation system.

Gains on Disposal.  Under current Singapore tax law there is no tax on capital gains, and, thus any profits from the disposal of shares are not taxable in Singapore unless the gains arising from the disposal of shares are income in nature and subject to tax, especially if they arise from activities which the Inland Revenue Authority of Singapore regards as the carrying on of a trade or business in Singapore (in which case, the profits on the sale would be taxable as trade profits rather than capital gains).

Shareholders who apply, or who are required to apply, the Singapore Financial Reporting Standard 39 Financial Instruments — Recognition and Measurement (“FRS 39”) for the purposes of Singapore income tax may be required to recognize gains or losses (not being gains or losses in the nature of capital) in accordance with the provisions of FRS 39 (as modified by the applicable provisions of Singapore income tax law) even though no sale or disposal of shares is made.

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

If property passing upon the death of an individual domiciled in Singapore includes our shares, Singapore estate duty is payable to the extent that the value of the shares aggregated with any other assets subject to Singapore estate duty exceeds S$600,000. Unless other exemptions apply to the other assets, for example, the separate exemption limit for residential properties, any excess beyond S$600,000 will be taxed at 5% on the first S$12,000,000 of the individual’s chargeable assets and thereafter at 10%.

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

Tax Treaties Regarding Withholding.  There is no reciprocal income tax treaty between the U.S. and Singapore regarding withholding taxes on dividends and capital gains.

ITEM 6.	SELECTED FINANCIAL DATA

These historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$18,853,688	$15,287,976	$15,730,717	$14,479,262	$13,329,197
Cost of sales	17,777,859	14,354,461	14,720,532	13,676,855	12,626,105
Restructuring charges(1)	146,831	185,631	78,381	474,068	266,244

Gross profit	928,998	747,884	931,804	328,339	436,848
Selling, general and administrative expenses	547,538	463,946	525,607	469,229	434,615
Intangible amortization	37,089	37,160	33,541	34,543	20,058
Restructuring charges(1)	5,026	30,110	16,978	54,785	30,711
Other (income) charges, net(2)	(77,594)	(17,200)	(13,491)	—	7,456
Interest and other expense, net	91,986	92,951	89,996	77,241	92,774
Gain on divestiture of operations	—	(23,819)	—	—	—
Loss on early extinguishment of debt	—	—	16,328	103,909	—

Income (loss) from continuing operations before income taxes	324,953	164,736	262,845	(411,368)	(148,766)
Provision for (benefit from) income taxes	4,053	54,218	(68,652)	(64,958)	(64,987)

Income (loss) from continuing operations	320,900	110,518	331,497	(346,410)	(83,779)
Income (loss) from discontinued operations, net of tax	187,738	30,644	8,374	(5,968)	326

Net income (loss)	$508,638	$141,162	$339,871	$(352,378)	$(83,453)

Diluted earnings (loss) per share:
Continuing operations	$0.54	$0.18	$0.57	$(0.66)	$(0.16)

Discontinued operations	$0.31	$0.05	$0.01	$(0.01)	$—

Total	$0.85	$0.24	$0.58	$(0.67)	$(0.16)

	As of March 31,
	2007	2006	2005	2004	2003
	(In thousands)

CONSOLIDATED BALANCE SHEET DATA(3):
Working capital	$1,102,979	$938,632	$906,971	$884,816	$897,741
Total assets	12,341,374	10,958,407	11,009,766	9,583,937	8,394,104
Total long-term debt and capital lease obligations, excluding current portion	1,493,805	1,489,366	1,709,570	1,624,261	1,049,853
Shareholders’ equity	6,176,659	5,354,647	5,224,048	4,367,213	4,542,020

(1)	We recognized restructuring charges of $151.9 million, $215.7 million, $95.4 million, $540.3 million (including $11.5 million attributable to discontinued operations) and $297.0 million in fiscal years 2007, 2006, 2005, 2004, and 2003, respectively, associated with the consolidation and closure of several manufacturing facilities.

(2)	We recognized $79.8 million, $20.6 million and $29.3 million of net foreign exchange gains from the liquidation of certain international entities in fiscal years 2007, 2006 and 2005, respectively. We also recognized $7.7 million and $7.6 million in executive separation costs in fiscal years 2006 and 2005, respectively.

We recognized charges of $8.2 million and $7.4 million in fiscal years 2005 and 2003, respectively, for the other-than-temporary impairment of our investments in certain non-publicly traded companies. In fiscal year 2006, we recognized a net gain of $4.3 million related to our investments in certain non-publicly traded companies.

(3)	Includes continuing and discontinued operations for the fiscal years ended March 31, 2006 and prior.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-K with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and in Item 1A, “Risk Factors.” In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following market segments: computing; mobile; consumer digital; telecommunications infrastructure; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical devices. We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; rigid printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; logistics; after-sales services; and multiple component product offerings.

We are one of the world’s largest EMS providers, with revenues from continuing operations of $18.9 billion in fiscal year 2007. As of March 31, 2007, our total manufacturing capacity was approximately 17.7 million square feet in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. In fiscal year 2007, our net sales from continuing operations in Asia, the Americas and Europe represented approximately 61%, 22% and 17%, respectively, of our total net sales from continuing operations.

We believe that the combination of our extensive design and engineering services, global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial campuses in low-cost geographic areas and operational track record provide us with a competitive advantage in the market for designing and manufacturing electronics products for leading multinational OEMs. Through these services and facilities, we simplify the global product development and manufacturing process and provide meaningful time to market and cost savings for our OEM customers.

We have actively pursued acquisitions and purchases of manufacturing facilities, design and engineering resources and technologies in order to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. We have completed numerous strategic transactions with OEM customers over the past several years, including Nortel, Kodak, Xerox, Kyocera and Casio. These strategic transactions have expanded our customer base, provided end-market diversification, and contributed to a significant portion of our revenue growth. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM and lease or acquire their manufacturing facilities while simultaneously entering into multi-year supply agreements for the production of their products. We will continue to selectively pursue strategic opportunities that we believe will further our business objectives and enhance shareholder value. OEM divestitures and other acquisitions involve numerous risks, including costs associated with integrating, closing and consolidating acquired facilities.

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

As part of our efforts to expand our vertically-integrated service offering, during fiscal year 2007, we also (i) added machining capabilities to our vertical offering, which gives us one of the strongest capital equipment solutions in our industry, primarily for the semiconductor equipment, aerospace and medical industries; (ii) enhanced our capabilities in motherboard design, which provides a higher level of value-add in delivering full system solutions to our customers and allows us to provide a more complete vertically-integrated solution to our computing customers, and (iii) expanded our service and manufacturing offerings to certain niche markets.

The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services continues to escalate as an increasing number of OEMs have outsourced some or all of their design and manufacturing requirements. Price pressure on our customers’ products in their end markets has led to increased demand for EMS production capacity in the lower-cost regions of the world, such as China, India, Malaysia, Mexico, and Eastern Europe, where we have a significant presence. We have responded by making strategic decisions to realign our global capacity and infrastructure with the demands of our customers to optimize the operating efficiencies that can be provided by our global presence. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, thereby enhancing our ability to provide cost-effective manufacturing service in order for us to retain and expand our existing relationships with customers and attract new business. As a result, we have recognized a significant amount of restructuring charges in connection with the realignment of our global capacity and infrastructure.

Our operating results are affected by a number of factors, including the following:

•	our customers may not be successful in marketing their products, their products may not gain widespread commercial acceptance, and our customers’ products have short product life cycles;

•	our customers may cancel or delay orders or change production quantities;

•	integration of acquired businesses and facilities;

•	our operating results vary significantly from period to period due to the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	our increased design services and components offerings may reduce our profitability as we are required to make substantial investments in the resources necessary to design and develop these products without guarantee of cost recovery and margin generation;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers; and

•	managing growth and changes in our operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to our consolidated financial statements for the 2007, 2006 and 2005 fiscal years.

We provide a comprehensive suite of services for our customers that range from contract design services to original product design to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services from continuing operations were less than 10% of our total sales from continuing operations during the 2007, 2006 and 2005 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations.

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

Restructuring Charges

We recognize restructuring charges related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recognize restructuring charges for employee termination costs, long-lived asset impairment and other restructuring-related costs.

The recognition of these restructuring charges require that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition of tax benefits previously recognized. We are required to adopt FIN 48 in the first quarter of fiscal year 2008. Although we continue to evaluate the full impact of adoption of the interpretation, we are not currently aware of any material impact from adoption on our consolidated results of operations or financial condition.

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

Inventory Valuation

Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand, and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in the liquidity or financial position of our customers and/or changes in economic conditions may require additional provisions for inventories due to our customers’ inability to fulfill their contractual obligations with regard to inventory procured to fulfill customer demand.

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

Long-term Investments

We have certain investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in our consolidated balance sheets. Non-majority-owned investments are accounted for using the equity method when we have an ownership percentage equal to or greater than 20%, or have the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. Impairment charges for fiscal years 2007 and 2006 were not material. During fiscal year 2005, we recorded charges of $8.2 million for other-than-temporary impairment of our investments in certain non-publicly traded companies.

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

	Fiscal Year Ended March 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.3	93.9	93.6
Restructuring charges	0.8	1.2	0.5

Gross profit	4.9	4.9	5.9
Selling, general and administrative expenses	2.9	3.0	3.3
Intangible amortization	0.2	0.3	0.2
Restructuring charges	—	0.2	0.1
Other income, net	(0.4)	(0.1)	(0.1)
Interest and other expense, net	0.5	0.6	0.6
Loss (gain) on divestitures of operations	—	(0.2)	—
Loss on early extinguisment of debt	—	—	0.1

Income from continuing operations before income taxes	1.7	1.1	1.7
Provision for (benefit from) income taxes	—	0.4	(0.4)

Income from continuing operations	1.7	0.7	2.1
Discontinued operations:
Income from discontinued operations, net of tax	1.0	0.2	0.1

Net income	2.7%	0.9%	2.2%

Net sales

Net sales during fiscal year 2007 totaled $18.9 billion, representing an increase of $3.6 billion, or 23%, from $15.3 billion during fiscal year 2006, primarily due to new program wins from various customers and to a lesser extent, from various business acquisitions. Sales increased across all of the markets we serve, including; (i) an increase of $1.9 billion in the mobile communications market, (ii) an increase of $529.1 million in the consumer digital market, (iii) an increase of $523.0 million in the telecommunications infrastructure market, (iv) an increase of $513.1 million in the industrial, medical, automotive and other markets and (v) an increase of $80.3 million in the computing market. Net sales during fiscal year 2007 increased by $3.0 billion and $817.4 million in Asia and the Americas, respectively, offset by a decline of $239.9 million in Europe.

Net sales during fiscal year 2006 totaled $15.3 billion, representing a decrease of $442.7 million, or 3%, from $15.7 billion during fiscal year 2005. Overall, the decrease in net sales was mainly attributable to (i) a decrease of $776.0 million in the mobile communications market, of which approximately $1.1 billion was primarily attributable to two customers divesting their handset businesses to Asian suppliers offset by new program wins from various customers, and (ii) a decrease of $233.0 million in the consumer digital market. The decrease in net sales was offset by (i) an increase of $456.7 million in the telecommunications infrastructure market, which is primarily the result of our Nortel transaction and is net of a $490.5 million decrease in net sales resulting from the divestiture of our Network Services business in the September 2005 fiscal quarter, (ii) an increase of $94.6 million in the computing market and (iii) an increase of $14.9 million in the industrial, medical, automotive and other markets. Net sales during fiscal year 2006 declined by $2.1 billion in Europe, offset by increases of $905.8 million and $777.0 million in Asia and the Americas, respectively.

Our ten largest customers during fiscal years 2007, 2006 and 2005 accounted for approximately 64%, 63% and 62% of net sales, respectively, with Sony-Ericsson accounting for greater than 10% of our net sales during fiscal year 2007 and Sony-Ericsson and Hewlett-Packard each accounting for greater than 10% of our net sales during fiscal years 2006 and 2005.

Gross profit

Our gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. Typically, profitability lags revenue growth in new programs due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin often improves over time as manufacturing program volumes increase, as our utilization rates and overhead absorption improves, and as we increase the level of vertically-integrated manufacturing services content. As a result, our gross margin varies from period to period.

Our gross profit during fiscal year 2007 increased $181.1 million to $929.0 million from $747.9 million during fiscal year 2006. Gross margin remained at 4.9% of net sales during each of the respective periods. Gross margin was adversely impacted by 40 basis points primarily attributable to the divestiture of our Network Services division in the September 2005 quarter, together with increases in higher volume, lower margin customer programs, and higher start-up and integration costs associated with multiple new large scale programs in the current period, offset by a 40 basis point reduction in restructuring charges.

Our gross profit during fiscal year 2006 decreased $183.9 million to $747.9 million, or 4.9% of net sales, from $931.8 million, or 5.9% of net sales, during fiscal year 2005. The 100 basis point decrease in gross margin was mainly attributable to a 70 basis point increase in restructuring charges. The remaining decrease in gross margin was primarily attributable to the divestiture of our Network Services division in the September 2005 quarter, coupled with significant investments made in the development of our component and ODM capabilities, facility expansions and personnel requirements, and the start-up and integration costs incurred associated with our new customer programs during fiscal year 2006.

Restructuring charges

In recent years we have initiated a series of restructuring activities, which are intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency. These activities included:

•	reducing excess workforce and capacity;

•	consolidating and relocating certain manufacturing facilities to lower-cost regions; and

•	consolidating and relocating certain administrative facilities.

These restructuring costs include employee severance, costs related to owned and leased facilities and equipment that are no longer in use and are to be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that we shift our manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, and better utilize our overall existing manufacturing capacity. This enhances our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations relative to changing customer demand, which may materially affect our results of operations in the future. We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses as a result of our restructurings will be offset in part by reduced revenues at the affected facilities.

During fiscal year 2007, we recognized restructuring charges of approximately $151.9 million associated with the consolidation and closure of several manufacturing facilities including the related impairment of certain long-lived assets; and other charges primarily related to the exit of certain real estate owned and leased by us in order to reduce our investment in property, plant and equipment. Approximately $146.8 million of the charges were classified as a component of cost of sales. The charges recognized by reportable geographic region amounted to $59.0 million, $49.6 million and $43.3 million for the Americas, Asia and Europe, respectively. As of March 31, 2007, accrued facility closure costs related to restructuring charges incurred during fiscal year 2007 were approximately $44.4 million, of which approximately $15.1 million was classified as a long-term obligation.

During fiscal year 2006, we recognized restructuring charges of approximately $215.7 million associated with the consolidation and closure of several manufacturing facilities, and related impairment of certain long-lived assets. Approximately $185.6 million of the restructuring charge was classified as a component of cost of sales. Restructuring charges recorded by reportable geographic region amounted to $164.5 million, $48.0 million and $3.2 million for Europe, the Americas and Asia, respectively. As of March 31, 2007, accrued facility closure costs related to restructuring charges incurred during fiscal year 2006 were approximately $16.2 million, of which approximately $2.6 million was classified as a long-term obligation.

During fiscal year 2005, we recognized restructuring charges of approximately $95.4 million associated with the consolidation and closure of several manufacturing facilities, and related impairment of certain long-lived assets. Approximately $78.4 million of the restructuring charges was classified as a component of cost of sales. Restructuring charges recorded by reportable geographic region amounted to $83.3 million, $9.7 million and $2.4 million for Europe, the Americas and Asia, respectively. As of March 31, 2007, accrued facility closure costs related to restructuring charges incurred during fiscal years 2005 and prior were approximately $6.6 million, of which approximately $4.1 million was classified as a long-term obligation.

Refer to Note 10, “Restructuring Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

Selling, general and administrative expenses

Our selling, general and administrative expenses, or SG&A, amounted to $547.5 million, or 2.9% of net sales, during fiscal year 2007, compared to $463.9 million, or 3.0% of net sales, during fiscal year 2006. The increase in SG&A during fiscal year 2007 was primarily attributable to overall investments in resources necessary to support our accelerating revenue growth, and approximately $25.2 million of incremental stock-based compensation expense from our adoption of SFAS 123(R) during the 2007 fiscal year. The increase in SG&A was partially offset by the divestiture of our Network Services division in the September 2005 fiscal quarter. The improvement in SG&A as a percentage of net sales during fiscal year 2007 was primarily attributable to higher net sales and the divestiture of our Network Services division.

Our SG&A amounted to $463.9 million, or 3.0% of net sales, during fiscal year 2006, compared to $525.6 million, or 3.3% of net sales, during fiscal year 2005. The decrease in SG&A and the improvement in SG&A as a percentage of net sales during fiscal year 2006 were primarily attributable to the divestiture of the Network Services division in the September 2005 fiscal quarter.

Other income, net

During fiscal year 2007, we recognized a foreign exchange gain of approximately $79.8 million from the liquidation of a certain international entity.

During fiscal year 2006, we recognized a foreign exchange gain of $20.6 million from the liquidation of certain international entities and a net gain of $4.3 million related to our investments in certain non-publicly traded companies, offset by approximately $7.7 million of charges related to the retirement of our former Chief Executive Officer.

During fiscal year 2005, we recognized a foreign exchange gain of $29.3 million from the liquidation of certain international entities, offset by a loss of $8.2 million for other than temporary impairment of our investments in certain non-publicly traded technology companies and $7.6 million of compensation charges related to the employment termination of our former Chief Financial Officer.

Loss on early extinguishment of debt

During fiscal year 2005, we paid approximately $190.1 million to redeem €144.2 million of our 9.75% Euro Senior Subordinated Notes due 2010 and incurred a loss of $16.3 million associated with the early extinguishment of these Notes.

Income taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. See Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

The provision for income taxes in fiscal year 2007 includes an approximate $23.0 million benefit related to the restructuring and other charges we recognized during the 2007 fiscal year. The provision for income taxes in fiscal year 2006 includes $68.6 million of tax expense associated with the divestiture of our Network Services division, offset by a $17.8 million benefit resulting from a reduction in our previously recorded valuation allowances. The tax benefit for fiscal year 2005 is primarily attributable to the establishment of a $25.0 million deferred tax asset resulting from a tax law change in Hungary that replaced a tax holiday incentive with a tax credit incentive, and a $59.2 million tax benefit resulting from changes in valuation allowances.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition of tax benefits previously recognized. We are required to adopt FIN 48 in the first quarter of fiscal year 2008. Although we continue to evaluate the full impact of adoption of the interpretation, we are not currently aware of any material impact from adoption on our consolidated results of operations or financial condition.

Discontinued Operations

In a strategic effort to focus on our core vertically-integrated EMS business, which includes design, manufacturing services, components and logistics, we completed the sale of our Semiconductor and Software Development and Solutions businesses in September 2005 and September 2006, respectively. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we have reported the results of operations and financial position of these businesses in discontinued operations within the statements of operations and balance sheets for all periods presented.

The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)

Net sales	$114,305	$278,018	$177,506
Cost of sales	72,648	172,747	107,328

Gross profit	41,657	105,271	70,178
Selling, general and administrative expenses	20,707	61,178	42,926
Intangible amortization	5,201	16,640	8,979
Interest and other (income) expense, net	(4,112)	5,023	4,209
Gain on divestiture of operations	(181,228)	(43,750)	—

Income before income taxes	201,089	66,180	14,064
Provision for income taxes	13,351	35,536	5,690

Net income of discontinued operations	$187,738	$30,644	$8,374

Fiscal Year 2007

Net income for discontinued operations increased $157.1 million to $187.7 million in fiscal year 2007 as compared with $30.6 million in fiscal year 2006. The improvement in net income was primarily attributable to a $181.2 million pre-tax gain on the divestiture of our Software Development and Solutions business during fiscal year 2007 as compared to a $43.8 million gain on the divestiture of our Semiconductor business during fiscal year 2006, a decrease in minority interest expense associated with our approximately 29% ownership increase in FSS throughout fiscal years 2006 and 2007, and a reduction in the provision for income taxes. The reduction in the provision for income taxes was principally due to lower taxes resulting from the divestiture in fiscal year 2007 as compared to taxes attributable to the divestiture of our Semiconductor business in fiscal year 2006. This improvement in net income from discontinued operations was partially offset by the divestiture of our Software Development and Solutions business on September 1, 2006, and the divestiture of our Semiconductor business during the September 2005 fiscal quarter.

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

LIQUIDITY AND CAPITAL RESOURCES — CONTINUING AND DISCONTINUED OPERATIONS

As of March 31, 2007, we had cash and cash equivalents of $714.5 million and bank and other borrowings of $1.5 billion. We also had a $1.35 billion revolving credit facility and other various credit facilities, under which we had no borrowings outstanding as of March 31, 2007. These credit facilities are subject to compliance with certain financial covenants. As of March 31, 2007, we were in compliance with the covenants under our indentures and credit facilities. As discussed further under Contractual Obligations and Commitments below, on May 10, 2007, we replaced our existing $1.35 billion revolving credit facility with a new $2.0 billion credit facility. Working capital as of March 31, 2007 and 2006 was approximately $1.1 billion and $938.6 million, respectively.

Cash provided by operating activities amounted to $276.4 million, $549.4 million and $724.3 million during fiscal years 2007, 2006 and 2005, respectively.

During fiscal year 2007, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:

•	net income of $508.6 million;

•	depreciation and amortization of $326.8 million;

•	non-cash impairment and other charges of $94.9 million;

•	non-cash stock-based compensation expense of $32.3 million;

•	an increase in accounts payable and other liabilities of $411.1 million; and

•	a decrease in other current and non-current assets of $34.6 million.

During fiscal year 2007, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:

•	the pre-tax gain associated with the divestiture of our Software Development and Solutions business in the amount of $181.2 million;

•	non-cash foreign exchange gain of $79.8 million from the liquidation of a certain international entity;

•	an increase in inventories of $628.0 million; and

•	an increase in accounts receivable of $199.5 million.

The increases in our working capital accounts were due primarily to increased overall business activity and in anticipation of continued growth.

During fiscal year 2006, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:

•	net income of $141.2 million;

•	depreciation and amortization of $327.1 million;

•	non-cash restructuring charges of $63.7 million;

•	an increase in accounts payable and other accrued liabilities of $278.8 million; and

•	a decrease in accounts receivable of $172.6 million.

During fiscal year 2006, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:

•	the pre-tax gain associated with the divestitures of our Network Services and Semiconductor businesses in the amount of $67.6 million;

•	an increase in inventories of $221.0 million; and

•	an increase in other current and non-current assets of $171.5 million.

The increases in accounts payable and other accrued liabilities, and the increase in inventory were due primarily to changes in our product mix as we increased our activity in certain telecommunications infrastructure businesses which carried a lower inventory turnover product profile, as well as increased overall business activity.

During fiscal year 2005, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:

•	net income of $339.9 million;

•	depreciation and amortization charges of $351.5 million;

•	non-cash restructuring charges of $22.2 million;

•	a decrease in accounts receivable of $110.9 million;

•	a decrease in other assets of $61.3 million; and

•	an increase in accounts payable and other current liabilities of $19.6 million.

During fiscal year 2005, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:

•	an increase in inventories of $105.1 million.

The decrease in accounts receivable was due in part to a slight decline of year-over-year revenues for the March 2005 quarter. The increase in inventory was primarily due to inventory procurement patterns to support the acceleration of revenue demand in the June fiscal 2006 quarter, coupled with mix changes for increased telecommunications infrastructure and automotive, industrial and other revenue, and lower high-turnover inventory related to handset revenue.

Cash used in investing activities amounted to $391.5 million, $428.9 million and $738.3 million during fiscal years 2007, 2006 and 2005, respectively.

Cash used in investing activities during fiscal year 2007 primarily related to the following:

•	net capital expenditures of $569.4 million for the purchase of equipment and for the continued expansion of various low cost, high volume manufacturing facilities and industrial parks, as well as for the continued investment in our printed circuit board operations and components business;

•	payments for the acquisition of businesses of $356.4 million, including $215.0 million associated with our Nortel transaction, $18.1 million for additional shares purchased in Hughes Software Systems and $123.3 million for various other acquisitions of businesses, net of cash acquired, and contingent purchase price adjustments relating to certain historic acquisitions; and

•	$145.5 million of investments in intangible assets, certain non-publicly traded technology companies and notes receivables.

Cash provided by investing activities during fiscal year 2007 primarily related to the following:

•	proceeds of $579.9 million from the divestiture of our Software Development and Solutions business, net of cash held by the business of $108.6 million; and

•	proceeds of $100.0 million from the liquidation of certificates of deposits and acquired available-for-sale securities.

Cash used in investing activities during fiscal year 2006 primarily related to the following:

•	net capital expenditures of $251.2 million for the purchase of equipment and for the continued expansion of various low cost, high volume manufacturing facilities; and

•	payments for the acquisition of businesses amounted to $649.2 million, including $269.7 million associated with our Nortel transaction, $154.3 million for additional shares purchased in Hughes Software Systems, and $225.2 million for various other acquisitions of businesses and contingent purchase price adjustments relating to certain historic acquisitions.

Cash provided by investing activities during fiscal year 2006 primarily related to the following:

•	$518.5 million in proceeds from the divestitures of our Network Services and Semiconductor businesses, net of cash held by the businesses of $33.1 million.

Cash used in investing activities during fiscal year 2005 primarily related to the following:

•	net capital expenditures of $289.7 million for the purchase of equipment and for the continued expansion of various manufacturing facilities in certain low cost, high volume centers, primarily in Asia; and

•	payments for the acquisition of businesses amounted to $469.0 million, including $250.2 million associated with our purchase of the majority of Hughes Software Systems, $96.5 million associated with our Nortel transaction and $122.3 million for various other acquisitions of businesses and contingent purchase price adjustments relating to certain historic acquisitions.

Cash provided by investing activities during fiscal year 2005 primarily related to the following:

•	$34.9 million of proceeds from our participation in our trade receivables securitization program.

Cash used in financing activities amounted to $101.0 million and $44.3 million in fiscal years 2007 and 2006, respectively, as compared to cash provided by financing activities of $316.3 million in fiscal year 2005.

Cash used in financing activities during fiscal year 2007 primarily related to the following:

•	net repayment of bank borrowings and capital lease obligations amounting to $122.1 million;

Cash provided by financing activities during fiscal year 2007 primarily related to the following:

•	$21.2 million of proceeds from the sale of ordinary shares under our employee stock plans.

Cash used in financing activities during fiscal year 2006 primarily related to the following:

•	the repurchase of $97.9 million principal amount of our 6.25% Senior Subordinated Notes due November 2014.

Cash provided by financing activities during fiscal year 2006 primarily related to the following:

•	proceeds of $50.0 million from the sale of ordinary shares under our employee stock plans.

Cash provided by financing activities during fiscal year 2005 primarily related to:

•	net proceeds of $299.5 million from the public offering of approximately 24.3 million ordinary shares;

•	net proceeds of $493.0 million from the issuance of our 6.25% Senior Subordinated Notes due November 2014; and

•	proceeds of $36.6 million from the sale of ordinary shares under our employee stock plans.

Cash used in financing activities during fiscal year 2005 primarily related to the following:

•	the repurchase of $190.1 million of our 9.75% Euro Senior Subordinated Notes due 2010; and

•	net repayments of borrowings under our revolving credit facility and other bank borrowings of $298.8 million.

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

Historically, we have funded our operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit.

As of March 31, 2007 and 2006, approximately $427.7 million and $228.0 million of our accounts receivable, respectively, had been sold to the third-party qualified special purpose entity described above, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. We received net cash proceeds of approximately $334.0 million and $156.6 million from the unaffiliated financial institutions for the sale of these receivables as of March 31, 2007 and 2006, respectively. We have a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and our own investment participation, the total of which was approximately $93.7 million and $71.4 million as of March 31, 2007 and 2006, respectively.

We also sold our accounts receivable to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $398.7 million and $218.5 million as of March 31, 2007 and 2006, respectively.

We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities will be sufficient to fund our operations through at least the next twelve months.

It is possible that future acquisitions may be significant and may require the payment of cash. We anticipate that we will continue to enter into debt and equity financings, sales of accounts receivable and lease transactions to fund our acquisitions and anticipated growth. The sale or issuance of equity or convertible debt securities could result in dilution to our current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of our ordinary shares, and the terms of this debt could impose restrictions on our operations and could increase our debt service obligations. Additional debt financing also could increase our leverage and potentially affect our credit ratings. Any downgrades in our credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. On April 16, 2006, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding ordinary shares. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or terminated at any time. As of March 31, 2007, we have not repurchased any of our outstanding ordinary shares. We are continuing to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase our ordinary shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have a revolving credit facility in the amount of $1.35 billion, under which there were no borrowings outstanding as of March 31, 2007 or 2006. As of March 31, 2007, we were in compliance with the covenants under our existing $1.35 billion credit facility.

On May 10, 2007, we entered into a new five-year $2.0 billion credit facility, which expires in May 2012 (the “New Credit Facility”). The New Credit Facility replaces our existing $1.35 billion credit facility. Borrowings under the New Credit Facility bear interest, at our option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%); or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 0.50% and 1.25%, based on our credit ratings. We are required to pay a quarterly commitment fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the New Credit Facility based on our credit ratings and, if the utilized portion of the New Credit Facility exceeds 50% of the total commitments, a quarterly utilization fee of 0.125% on such utilized portion. We are also required to pay letter of credit usage fees ranging between 0.50% and 1.25% per annum (based on our credit ratings) on the amount of the daily average outstanding letters of credit and a fronting fee of (i) in the case of commercial letters of credit, 0.125% of the amount available to be drawn under such letters of credit, and (ii) in the case of standby letters of credit, 0.125% per annum on the daily average undrawn amount of such letters of credit.

The New Credit Facility is unsecured, and contains customary restrictions on our ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The New Credit Facility also requires that we maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during the term of the New Credit Facility. Borrowings under the New Credit Facility are guaranteed by us and certain of our subsidiaries.

We and certain of our subsidiaries also have various uncommitted revolving credit facilities, lines of credit and term loans under which there were approximately $8.1 million and $104.3 million outstanding as of March 31, 2007 and 2006, respectively. These facilities, lines of credit and term loans bear annual interest at the respective country’s inter-bank offering rate, plus an applicable margin ranging from 0.45% to 1.50%, and generally have maturities that expire on various dates through fiscal year 2008. The credit facilities are unsecured and contain certain covenants that are aligned with the covenants under our $1.35 billion revolving credit facility discussed above. As of March 31, 2007, we were in compliance with the financial covenants under the credit facilities. The lines of credit and term loans are primarily secured by accounts receivable.

We have purchase obligations that arise in the normal course of business, primarily consisting of binding purchase orders for inventory related items and capital expenditures. As of March 31, 2007, our outstanding debt obligations included: (i) borrowings outstanding related to our Senior Subordinated Notes, (ii) borrowings outstanding related to our Convertible Junior Subordinated Notes, (iii) amounts drawn by subsidiaries on various lines of credit, (iv) equipment financed under capital leases and (v) other term obligations. Additionally, we have leased certain of our facilities under operating lease commitments.

Future payments due under our purchase obligations, debt and related interest obligations and lease contracts are as follows:

		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Contractual Obligations:
Purchase obligations	$1,023,437	$1,023,437	$—	$—	$—
Long-term debt obligations	1,500,104	8,094	195,582	507,659	788,769
Interest on long-term debt obligations	388,788	59,192	117,947	108,741	102,908
Total minimum payments under capital lease obligations	2,500	390	849	597	664
Operating leases, net of subleases	417,482	69,801	98,439	68,324	180,918

Total contractual obligations	$3,332,311	$1,160,914	$412,817	$685,321	$1,073,259

Our purchase obligations can fluctuate significantly from period-to-period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

RELATED PARTY TRANSACTIONS

In September 2006, we completed the sale of our Software Development and Solutions business to Software Development Group (now known as “Aricent”), an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). We received aggregate cash payments of approximately $688.5 million, an eight-year $250.0 million face value promissory note with an initial 10.5% paid-in-kind interest coupon fair valued at approximately $204.9 million (resulting in an effective yield of approximately 14.8%), and retained a 15% ownership interest in Aricent, fair valued at approximately $57.1 million. The aggregate net assets sold in the divestiture were approximately

$704.4 million. After approximately $64.9 million in adjustments primarily attributable to transaction costs, working capital adjustments, the fair value of our obligations under certain non-compete and indemnification agreements, the reversal of cumulative translation losses recognized as a result of the sale and expense related to stock-based compensation and bonuses, the divestiture resulted in a gain of approximately $171.2 million, net of $10.0 million of estimated tax on the sale, which is included in income from discontinued operations in the consolidated statements of operations during fiscal year 2007. Mr. Michael E. Marks, the Chairman of our Board of Directors, was a member of KKR at the time of the transaction. The terms of the transaction were based on arms-length negotiations between us and KKR, and were approved by an independent committee of our Board of Directors as well as by the Audit Committee of our Board of Directors.

On March 2, 2003, we entered into a Note Purchase Agreement with Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. (the “Note Holders”), affiliates of Silver Lake Partners, pursuant to which we have outstanding $195.0 million aggregate principal amount of our Zero Coupon Convertible Junior Subordinated Notes due 2008 to the Note Holders. On July 14, 2006, we entered into a First Amendment to Note Purchase Agreement (the “First Amendment”) with the Note Holders, providing for the amendment of the Note Purchase Agreement and the Notes to, among other things, (i) extend the maturity date of the Notes to July 31, 2009 and (ii) define the means by which the Notes and any conversion spread (excess of conversion value over face amount) will be settled upon maturity. The Notes may no longer be converted or redeemed prior to maturity, other than in connection with certain change of control transactions, and upon maturity will be settled by the payment of cash equal to the face amount of the Notes and the issuance of shares to settle any conversion spread of the Notes. Mr. James A. Davidson is a member of our Board of Directors and co-founder and managing director of Silver Lake Partners. The terms of the transaction were based on arms-length negotiations between us and Silver Lake Partners, and were approved by our Board of Directors as well as by the Audit Committee of our Board of Directors, with Mr. Davidson abstaining in each case.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance of ARB. No 43, Chapter 4 “Inventory Pricing” and requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and was adopted by us in the first quarter of fiscal year 2007. The application of SFAS 151 did not have a material impact on our consolidated results of operations, financial condition and cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal year 2009. We are currently assessing the impact of adopting SFAS 157 on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87,

88, 106, and 132R” (“SFAS 158”). This statement requires recognition of the over-funded or under-funded status of defined benefit post-retirement plans as an asset or liability, respectively, in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and was adopted by us in the current fiscal year. The recognition of the funded status of our benefit plans did not have a material impact on our consolidated results of operations and financial condition as of March 31, 2007. The measurement date provisions of SFAS 158 are effective for fiscal years ending after December 15, 2008 and are required to be adopted by us beginning in fiscal year 2009.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal year 2009. Early adoption is permitted under certain circumstances. We are currently assessing the impact of adopting SFAS 159 on our consolidated results of operations and financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by us in the first quarter of fiscal year 2008. Although we continue to evaluate the full impact of adoption of the interpretation, we are not currently aware of any material impact from adoption on our consolidated results of operations or financial condition.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Pursuant to SAB 108, registrants are required to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for fiscal years ending after November 15, 2006 and was applied by us in the current fiscal year. The application of SAB 108 did not have a material impact on our consolidated results of operations and financial condition as of March 31, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments with maturities of three months or less from original dates of purchase. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to the greater of 20% of the total investment portfolio or $10.0 million in any single institution. We protect our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2007, the outstanding amount in the investment portfolio was $156.6 million, comprised mainly of money market funds with an average return of 4.42% for dollar denominated investments and 3.68% for Euro denominated investments. A hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

In November 2004, we issued $500.0 million of 6.25% Senior Subordinated Notes due in November 2014, of which $402.1 million of the original amount was outstanding as of March 31, 2007. Interest is payable semiannually on May 15 and November 15. We also entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to a variable rate. The swaps, having notional amounts totaling $400.0 million and which expire in November 2014, are accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the terms of the swaps, we pay an interest rate equal to the six-month LIBOR (estimated at 5.31% as of March 31, 2007), set in arrears, plus a fixed spread of 1.37% to 1.52% and receive a fixed rate of 6.25%. No portion of the swap transaction is treated as ineffective under SFAS 133. As of March 31, 2007, we recognized approximately $13.0 million in other current liabilities to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% Senior Subordinated Notes on the consolidated balance sheet.

We had fixed and variable rate debt outstanding of approximately $1.5 billion as of March 31, 2007, of which approximately 74% related to fixed rate debt obligations. Our fixed rate debt consists primarily of $407.3 million of Senior Subordinated Notes with a weighted-average interest rate of 6.56%, $500.0 million of 1% Coupon Convertible Subordinated Notes, $195.0 million of Zero Coupon, Zero Yield, Convertible Junior Subordinated Notes, and $4.7 million of other fixed rate obligations. Our variable rate debt includes our 6.25% Senior Subordinated Notes due November 2014, which have been swapped to variable debt as discussed above, plus demand notes and certain variable lines of credit. These credit lines are located throughout the world and are based on a spread over that country’s inter-bank offering rate. Our variable rate debt instruments create exposures for us related to interest rate risk. As of March 31, 2007, the balance outstanding on our variable rate debt obligations was approximately $393.1 million. A hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

As of March 31, 2007, the approximate fair values of our 6.5% Senior Subordinated Notes, 6.25% Senior Subordinated Notes, and 1% Convertible Subordinated Notes were 99.25%, 97.0% and 95.75% of their face values on March 31, 2007, respectively, based on broker trading prices.

FOREIGN CURRENCY EXCHANGE RISK

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. To the extent possible, we manage our foreign currency exposure by evaluating and using non-financial techniques, such as currency of invoice, leading and lagging payments and receivables management. In addition, we borrow in various foreign currencies and enter into short-term foreign currency forward and swap contracts to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable and accounts payable, and cash flows denominated in non-functional currencies.

We try to maintain a fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward and swap contracts is minimized since all contracts are with large financial institutions. The gains and losses on forward and swap contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency forward and swap contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2007 amounted to $2.1 billion and the recorded fair value was not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle in Brazilian real, British pound, Canadian dollar, Czech krone, Danish krone, Euro, Hong Kong dollar, Hungarian forint, Israel shekel, Indian rupee, Japanese yen, Malaysian ringgit, Mexican peso, Norwegian krone, Polish zloty, Singapore dollar, South African rand, Swedish krona, and U.S. dollar.

Based on our overall currency rate exposures as of March 31, 2007, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and Subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 25, 2007

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2007	2006
	(In thousands except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$714,525	$942,859
Accounts receivable, net of allowance for doubtful accounts of $17,074 and $17,749 as of March 31, 2007 and 2006, respectively	1,754,705	1,496,520
Inventories	2,562,303	1,738,310
Deferred income taxes	11,105	9,643
Current assets of discontinued operations	—	89,509
Other current assets	548,409	620,095

Total current assets	5,591,047	4,896,936
Property and equipment, net	1,998,706	1,586,486
Deferred income taxes	669,898	646,431
Goodwill	3,076,400	2,676,727
Other intangible assets, net	187,920	115,064
Long-term assets of discontinued operations	—	574,384
Other assets	817,403	462,379

Total assets	$12,341,374	$10,958,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$8,385	$106,099
Accounts payable	3,440,845	2,758,019
Accrued payroll	215,593	184,483
Current liabilities of discontinued operations	—	57,213
Other current liabilities	823,245	852,490

Total current liabilities	4,488,068	3,958,304
Long-term debt and capital lease obligations, net of current portion	1,493,805	1,488,975
Long-term liabilities of discontinued operations	—	30,578
Other liabilities	182,842	125,903
Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary shares, no par value; 607,544,548 and 578,141,566 shares issued and outstanding as of March 31, 2007 and 2006, respectively	5,923,799	5,572,574
Retained earnings (deficit)	267,200	(241,438)
Accumulated other comprehensive income (loss)	(14,340)	27,565
Deferred compensation	—	(4,054)

Total shareholders’ equity	6,176,659	5,354,647

Total liabilities and shareholders’ equity	$12,341,374	$10,958,407

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net sales	$18,853,688	$15,287,976	$15,730,717
Cost of sales (including $3,884 of stock-based compensation expense for the year ended March 31, 2007)	17,777,859	14,354,461	14,720,532
Restructuring charges	146,831	185,631	78,381

Gross profit	928,998	747,884	931,804
Selling, general and administrative expenses (including $27,884 of stock-based compensation expense for the year ended March 31, 2007)	547,538	463,946	525,607
Intangible amortization	37,089	37,160	33,541
Restructuring charges	5,026	30,110	16,978
Other income, net	(77,594)	(17,200)	(13,491)
Interest and other expense, net	91,986	92,951	89,996
Gain on divestiture of operations	—	(23,819)	—
Loss on early extinguishment of debt	—	—	16,328

Income from continuing operations before income taxes	324,953	164,736	262,845
Provision for (benefit from) income taxes	4,053	54,218	(68,652)

Income from continuing operations	$320,900	$110,518	$331,497
Income from discontinued operations, net of tax	187,738	30,644	8,374

Net income	$508,638	$141,162	$339,871

Earnings per share:
Income from continuing operations:
Basic	$0.55	$0.19	$0.60

Diluted	$0.54	$0.18	$0.57

Income from discontinued operations:
Basic	$0.32	$0.05	$0.02

Diluted	$0.31	$0.05	$0.01

Net income:
Basic	$0.86	$0.25	$0.61

Diluted	$0.85	$0.24	$0.58

Weighted-average shares used in computing per share amounts:
Basic	588,593	573,520	552,920

Diluted	596,851	600,604	585,499

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)

Net income	$508,638	$141,162	$339,871
Other comprehensive income:
Foreign currency translation adjustment	(40,081)	(100,472)	56,255
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	(1,824)	4,354	(10,677)

Comprehensive income	$466,733	$45,044	$385,449

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares			Accumulated Other		Total
	Shares		Retained	Comprehensive	Deferred	Shareholders’
	Outstanding	Amount	Earnings (Deficit)	Income (Loss)	Compensation	Equity
	(In thousands)

BALANCE AT MARCH 31, 2004	529,944	$5,018,125	$(722,471)	$78,105	$(6,546)	$4,367,213
Issuance of ordinary shares for acquisitions	10,004	127,226	—	—	—	127,226
Exercise of stock options	3,182	29,784	—	—	—	29,784
Modification of stock option grants	—	5,575	—	—	—	5,575
Ordinary shares issued under Employee Stock Purchase Plan	561	6,817	—	—	—	6,817
Sales of ordinary shares in public offering, net of offering costs of $4,636	24,331	299,500	—	—	—	299,500
Issuance of vested shares under share bonus awards	308	329	—	—	—	329
Net income	—	—	339,871	—	—	339,871
Deferred stock compensation, net of cancellations	—	2,408	—	—	(2,408)	—
Amortization of deferred stock compensation	—	—	—	—	2,155	2,155
Unrealized loss on investments and derivative instruments, net of taxes	—	—	—	(10,677)	—	(10,677)
Foreign currency translation	—	—	—	56,255	—	56,255

BALANCE AT MARCH 31, 2005	568,330	5,489,764	(382,600)	123,683	(6,799)	5,224,048
Issuance of ordinary shares for acquisitions	2,526	27,907	—	—	—	27,907
Exercise of stock options	5,562	41,052	—	—	—	41,052
Shares issued for debt conversion	476	5,000	—	—	—	5,000
Ordinary shares issued under Employee Stock Purchase Plan	914	8,934	—	—	—	8,934
Issuance of vested shares under share bonus awards	293	—	—	—	—	—
Shares issued for board of directors compensation	41	499	—	—	—	499
Net income	—	—	141,162	—	—	141,162
Deferred stock compensation, net of cancellations	—	(582)	—	—	582	—
Amortization of deferred stock compensation	—	—	—	—	2,163	2,163
Unrealized gain on investments and derivative instruments, net of taxes	—	—	—	4,354	—	4,354
Foreign currency translation	—	—	—	(100,472)	—	(100,472)

BALANCE AT MARCH 31, 2006	578,142	5,572,574	(241,438)	27,565	(4,054)	5,354,647
Issuance of ordinary shares for acquisitions	26,212	299,608	—	—	—	299,608
Exercise of stock options	2,844	21,153	—	—	—	21,153
Issuance of vested shares under share bonus awards	347	—	—	—	—	—
Net income	—	—	508,638	—	—	508,638
Stock-based compensation, net of tax	—	34,518	—	—	—	34,518
Reversal of deferred stock compensation upon adoption of SFAS 123(R)	—	(4,054)	—	—	4,054	—
Unrealized gain on derivative instruments, and other income (loss), net of taxes	—	—	—	(1,824)	—	(1,824)
Foreign currency translation	—	—	—	(40,081)	—	(40,081)

BALANCE AT MARCH 31, 2007	607,545	$5,923,799	$267,200	$(14,340)	$—	$6,176,659

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$508,638	$141,162	$339,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	421,740	390,828	373,670
Gain on sale of equipment	(1,256)	(8,473)	(1,752)
Provision for doubtful accounts	11,037	606	4,848
Foreign currency gain on liquidation	(79,844)	(20,596)	(29,329)
Non-cash interest income and other	(26,691)	3,765	32,114
Stock compensation	32,325	2,662	2,155
Deferred income taxes	(26,492)	47,953	(84,070)
Gain on divestitures of operations	(181,228)	(67,569)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(199,498)	172,638	110,907
Inventories	(628,024)	(220,988)	(105,126)
Other assets	34,586	(171,460)	61,341
Accounts payable and other current liabilities	411,083	278,828	19,636

Net cash provided by operating activities	276,376	549,356	724,265

Cash flows from investing activities:
Purchases of property and equipment, net of disposition	(569,424)	(251,174)	(289,680)
Acquisition of businesses, net of cash acquired	(356,422)	(649,160)	(469,003)
Proceeds from divestitures of operations, net of cash held in divested operations of $108,624 and $33,064 for fiscal years 2007 and 2006, respectively	579,850	518,505	—
Other investments and notes receivable, net	(45,499)	(47,090)	20,406

Net cash used in investing activities	(391,495)	(428,919)	(738,277)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	7,470,432	3,420,583	1,793,969
Repayments of bank borrowings and long-term debt	(7,592,366)	(3,503,420)	(1,789,862)
Repayment of capital lease obligations and other	(184)	(11,457)	(10,672)
Payment for early extinguishment of debt	—	—	(13,201)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	21,153	49,986	36,601
Net proceeds from issuance of ordinary shares in public offering	—	—	299,500

Net cash provided by (used in) financing activities	(100,965)	(44,308)	316,335

Effect of exchange rates on cash	(12,250)	(2,528)	(48,341)

Net increase (decrease) in cash and cash equivalents	(228,334)	73,601	253,982
Cash and cash equivalents, beginning of year	942,859	869,258	615,276

Cash and cash equivalents, end of year	$714,525	$942,859	$869,258

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION OF THE COMPANY

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following markets: computing; mobile communications; consumer digital; telecommunications infrastructure; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical devices. The Company’s strategy is to provide customers with a full range of vertically-integrated global supply chain services through which the Company designs, builds and ships a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle. The Company also provides after-market services such as logistics, repair and warranty services.

The Company’s service offerings include rigid printed circuit board and flexible circuit fabrication, systems assembly and manufacturing (including enclosures, testing services, materials procurement and inventory management), logistics, after-sales services (including product repair, re-manufacturing and maintenance) and multiple component product offerings. Additionally, the Company provides market-specific design and engineering services ranging from contract design services (“CDM”), where the customer purchases services on a time and materials basis, to original product design and manufacturing services, where the customer purchases a product that was designed, developed and manufactured by the Company (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by the Company’s OEM customers under the OEM’s brand names. The Company’s CDM and ODM services include user interface and industrial design, mechanical engineering and tooling design, electronic system design and printed circuit board design.

In September 2006, the Company completed the sale of its Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. During the September 2005 quarter, the Company sold its Semiconductor division to AMIS Holdings, Inc., the parent company of AMI Semiconductor, Inc. and, also merged its Network Services division with Telavie AS, a company wholly-owned by Altor Equity Partners, and retained a 35% ownership stake in the merged company, Relacom Holding AB. The Software Development and Solutions business and the Semiconductor division are being treated as discontinued operations in the consolidated financial statements. The divestiture of the Network Services division does not meet the criteria for discontinued operations treatment under accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”), and as such, its historical results remain consolidated in the Company’s financial results from continuing operations through its divestiture. The Company’s investment in Relacom Holding AB is accounted for on an equity method basis. Refer to Note 13, “Business and Asset Acquisitions and Divestitures” and Note 15, “Discontinued Operations” for further discussion of these divestitures.

2.	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s fiscal fourth quarter and year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each respective calendar quarter. The third fiscal quarter ends on December 31.

Amounts included in the consolidated financial statements are expressed in U.S. dollars unless otherwise designated. Foreign currency gain on liquidation was previously included within other income (expense), net as an adjustment to net income in the consolidated statements of cash flows for 2006 and 2005 fiscal years. Foreign currency gains on liquidation for prior years have been reclassified to conform to the current year presentation.

The accompanying consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minority interest for the ownership interest of the minority owners. As of March 31, 2007, minority interest was not material. As of March 31, 2006, minority interest amounted to $23.4 million, of which $10.8 million is included in other liabilities and $12.6 million is included in long-term liabilities of discontinued operations in the consolidated balance sheets. The associated minority owners’ interest in the income or losses of these companies has not been material to the Company’s results of operations for fiscal years 2007, 2006 and 2005, and has been classified, as applicable, within income from discontinued operations or as interest and other expense, net, in the consolidated statements of operations.

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

Translation of Foreign Currencies

The financial position and results of operations for certain of the Company’s subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results. During fiscal year 2007, the Company recognized foreign exchange losses of $5.7 million from non-functional currency transactions, and remeasurement adjustments. Non-functional transaction gains and losses, and remeasurement adjustments were not material to the Company’s consolidated results of operations for fiscal years 2006 and 2005, and have been classified as a component of interest and other expense, net in the consolidated statement of operations.

The Company realized foreign exchange gains of $79.8 million, $20.6 million and $29.3 million during fiscal years 2007, 2006 and 2005, respectively, from the liquidation of certain international entities. These gains were previously realized within other comprehensive income, and reclassified to other income, net, in the consolidated statement of operations during the period when the international entities were liquidated.

Revenue Recognition

The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. The Company makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to the consolidated financial statements for the 2007, 2006 and 2005 fiscal years.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides services for its customers that range from contract design to original product design to repair services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Net sales for services from continuing operations were less than 10% of the Company’s total sales from continuing operations in the 2007, 2006 and 2005 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations.     .

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

Cash and cash equivalents related to continuing operations consisted of the following:

	As of March 31,
	2007	2006
	(In thousands)

Cash and bank balances	$557,938	$870,140
Money market funds	156,587	64,787
Certificates of deposit	—	7,932

	$714,525	$942,859

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash and cash equivalents, investments, and derivative instruments.

The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of its credit evaluations. The following table summarizes the activity in the Company’s allowance for doubtful accounts relating to continuing operations during fiscal years 2007, 2006 and 2005:

		Additions
	Balance at		Charged to
	Beginning	Effect of	Costs and	Deductions/	Balance at
	of Year	Acquisitions	Expenses	Write-Offs	End of Year
	(In thousands)

Allowance for doubtful accounts:
Year ended March 31, 2005	$37,967	$1,122	$4,374	$(16,822)	$26,641
Year ended March 31, 2006	$26,641	$—	$105	$(8,997)	$17,749
Year ended March 31, 2007	$17,749	$—	$12,709	$(13,384)	$17,074

In fiscal year 2007, one customer accounted for approximately 20% of net sales. In fiscal year 2006, two customers accounted for approximately 13% and 11% of net sales, respectively. In fiscal year 2005, two customers accounted for approximately 14% and 10% of net sales, respectively. The Company’s ten largest customers

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for approximately 64%, 63% and 62% of its net sales, in fiscal years 2007, 2006, and 2005, respectively. As of March 31, 2007 and 2006, one customer accounted for approximately 13% and 16% of total accounts receivable, respectively.

The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. These financial institutions are located in many different locations throughout the world. The Company’s cash equivalents are primarily comprised of cash deposited in checking and money market accounts, and certificates of deposit. The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.

The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To manage counterparty risk, the Company limits its derivative transactions to those with recognized financial institutions.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories related to continuing operations, net of applicable lower of cost or market write-downs, were as follows:

	As of March 31,
	2007	2006
	(In thousands)

Raw materials	$1,338,613	$884,940
Work-in-progress	602,629	335,061
Finished goods	621,061	518,309

	$2,562,303	$1,738,310

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which are amortized over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment related to continuing operations was comprised of the following:

	Depreciable
	Life	As of March 31,
	(In Years)	2007	2006
		(In thousands)

Machinery and equipment	3-10	$1,766,485	$1,426,987
Buildings	30	703,916	752,951
Leasehold improvements	up to 30	147,590	116,955
Furniture, fixtures, computer equipment and software	3-7	345,297	303,075
Land	—	74,616	75,723
Construction-in-progress	—	389,944	145,136

		3,427,848	2,820,827
Accumulated depreciation and amortization		(1,429,142)	(1,234,341)

Property and equipment, net		$1,998,706	$1,586,486

Total depreciation expense associated with property and equipment related to continuing operations amounted to approximately $280.7 million, $264.4 million and $303.1 million in fiscal years 2007, 2006 and 2005,

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Proceeds from the disposition of property and equipment were $167.7 million, $76.1 million and $66.5 million in fiscal years 2007, 2006 and 2005, respectively, and are presented net with purchases of property and equipment within cash flows from investing activities in the consolidated statement of cash flows.

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

Goodwill and Other Intangibles

Goodwill of the Company’s reporting units is tested for impairment each year as of January 31st and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available that is regularly reviewed by management. For purposes of the annual goodwill impairment evaluation during fiscal year 2005, the Company identified two separate reporting units: Electronic Manufacturing Services and Network Services. In fiscal year 2006, the Company divested its Network Services division and subsequently identified its Software Development and Solutions business as a new operating segment and reporting unit. In fiscal year 2007, the Company divested its Software Development and Solutions business, retaining a single reporting unit: Electronic Manufacturing Services. If the carrying amount of any reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. Further, to the extent the carrying amount of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. The Company completed the annual impairment test during its fourth quarter of fiscal year 2007 and determined that no impairment existed as of the date of the impairment test.

The following table summarizes the activity in the Company’s goodwill account relating to continuing operations during fiscal years 2007 and 2006:

	As of March 31,
	2007	2006
	(In thousands)

Balance, beginning of the year	$2,676,727	$2,965,867
Additions(1)	353,145	224,628
Goodwill related to divested operations(2)	—	(410,296)
Reclassification to other intangibles(3)	(9,000)	(30,622)
Foreign currency translation adjustments	55,528	(72,850)

Balance, end of the year	$3,076,400	$2,676,727

(1)	For fiscal year 2007, additions include approximately $207.1 million attributable to the Company’s November 2006 acquisition of International DisplayWorks, Inc., $94.9 million attributable to the May 2006 completion of the acquisition of Nortel’s manufacturing system house in Calgary, Canada and $51.1 million attributable to

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain acquisitions that were not individually significant to the Company. For fiscal year 2006, additions include approximately $103.3 million attributable to the August 2005 completion of the acquisition of Nortel’s manufacturing operations in Châteaudun, France and $121.3 million attributable to certain acquisitions that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 13, “Business and Asset Acquisitions and Divestitures.”

(2)	See Note 13, “Business and Asset Acquisitions and Divestitures.”

(3)	Reclassification resulting from final allocation of the Company’s intangible assets acquired through certain business combinations completed in a period subsequent to the respective period of acquisition, based on management’s estimates.

The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. Intangible assets are comprised of customer-related intangibles, which primarily include contractual agreements and customer relationships; and licenses and other intangibles, which is primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Customer-related intangibles are amortized on a straight-line basis generally over a period of up to eight years, and licenses and other intangibles over a period of up to five years. No residual value is estimated for any intangible assets. During fiscal years 2007 and 2006, there were approximately $61.4 million and $78.5 million of additions to intangible assets, respectively, related to customer-related intangibles and approximately $48.1 million and $2.6 million, respectively, related to acquired licenses. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on management’s estimates of cash flow and recoverability. The Company is in the process of determining the fair value of its intangible assets acquired from certain acquisitions. Such valuations will be completed within one year of purchase. The components of acquired intangible assets relating to continuing operations are as follows:

	As of March 31, 2007			As of March 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)

Intangible assets:
Customer-related intangibles	$211,196	$(69,000)	$142,196	$150,471	$(36,086)	$114,385
Licenses and other intangibles	74,864	(29,140)	45,724	26,521	(25,842)	679

Total	$286,060	$(98,140)	$187,920	$176,992	$(61,928)	$115,064

Total intangible amortization expense recognized from continuing operations during fiscal years 2007, 2006, and 2005 was $37.1 million, $37.2 million and $33.5 million, respectively. As of March 31, 2007, the weighted-average remaining useful lives of the Company’s intangible assets were approximately 2.9 years and 3.2 years for

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer-related intangibles, and licenses and other intangibles, respectively. The estimated future annual amortization expense for acquired intangible assets relating to continuing operations is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)

2008	$48,492
2009	38,185
2010	35,905
2011	30,529
2012	21,182
Thereafter	13,627

Total amortization expense	$187,920

Derivative Instruments and Hedging Activities

All derivative instruments are recognized on the consolidated balance sheet at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is measured quarterly based on a regression of the forward rate on the derivative instrument against the forward rate for the furthest time period the hedged item can be recognized and still be within the documented hedge period. The effective portion of changes in the fair value of the derivative instrument is recognized in shareholders’ equity as a separate component of accumulated other comprehensive income, and recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

Other Assets

The Company has certain investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in the Company’s consolidated balance sheets. Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20%, or has the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. The Company monitors these investments for impairment and makes appropriate reductions in carrying values as required. Impairment charges for fiscal years 2007 and 2006 were not material. During fiscal year 2005, the Company recorded charges of $8.2 million for other-than-temporary impairment of its investments in certain non-publicly traded companies.

As of March 31, 2007 and 2006, the Company’s investments in non-majority owned companies totaled $250.5 million and $173.9 million, respectively, of which $136.1 million and $128.0 million, respectively, were accounted for using the equity method. The associated equity in the earnings or losses of these equity method investments has not been material to the Company’s consolidated results of operations for fiscal years 2007, 2006 and 2005, and has been classified as a component of interest and other expense, net in the consolidated statement of operations. As of March 31, 2007 and 2006, notes receivable from these non-majority owned investments totaled $343.9 million and $62.8 million, respectively, of which $121.7 million and $62.8 million, respectively, was due from an investment accounted for using the equity method. The increases in these investments and notes receivable during fiscal year 2007 is primarily attributable to the divestiture of the Company’s Software Development and Solutions business as further discussed in Note 13, “Business and Asset Acquisitions and Divestitures.”

Other assets also include the Company’s own investment participation in its trade receivables securitization program as discussed further in Note 6, “Trade Receivables Securitization”.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Equity Compensation Plans

As of March 31, 2007, the Company grants equity compensation awards from three plans: the 2001 Equity Incentive Plan (the “2001” Plan), the 2002 Interim Incentive Plan (the “2002” Plan), and the 2004 Award Plan for New Employees (the “2004” Plan).

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

The 2004 Plan provides for grants of up to 10,000,000 ordinary shares. The 2004 Plan provides for grants of nonqualified stock options and share bonus awards to new employees. Options issued under the 2004 Plan generally vest over four years and generally expire ten years from the date of grant.

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

Adoption of SFAS 123(R)

Prior to April 1, 2006, the Company’s equity compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. The Company applied the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS 123”). Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying ordinary shares at the option grant date. Costs of share bonus awards granted, determined to be the closing price of the Company’s ordinary shares at the date of grant, were recognized as compensation expense ratably over the respective vesting period. Unearned compensation associated with these share bonus awards was $4.1 million as of March 31, 2006 and was included as a component of shareholders’ equity in the consolidated balance sheet.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), requiring the recognition of expense related to the fair value of the Company’s stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R), and therefore has not restated financial results for prior periods. Under this transition method, stock-based compensation expense for fiscal year 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Unearned compensation as of March 31, 2006 included as a component of shareholders’ equity in the consolidated balance sheet was reversed. Stock-based compensation expense for all stock-based compensation awards granted subsequent to March 31, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company generally recognizes compensation expense for all stock-based payment awards on a straight-line basis over the respective requisite service periods of the awards. For share bonus awards where vesting is contingent upon both a service and a performance condition, compensation expense is recognized on a graded attribute basis over the respective requisite service period of the award when achievement of the performance condition is considered probable.

As a result of adopting SFAS 123(R) on April 1, 2006, the Company’s income from continuing operations for fiscal year 2007 was approximately $20.9 million lower, and basic and diluted income from continuing operations per share for fiscal year 2007 was approximately $0.03 lower, than if the Company had continued to account for stock-based compensation under APB 25. The Company also recognized $1.6 million of incremental stock-based compensation expense attributable to discontinued operations for fiscal year 2007. As a result of the Company’s adoption of SFAS 123(R), basic and diluted net income per share were approximately $0.04 lower for fiscal year 2007 than if the Company had continued to account for stock-based compensation under APB 25.

Prior to the adoption of SFAS 123(R), forfeitures were recognized as they occurred, and compensation previously recognized was reversed for forfeitures of unvested stock-based awards. As a result of the Company’s adoption of SFAS 123(R), management now makes an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The cumulative effect from this change in accounting principle was not material for fiscal year 2007.

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

Expected Term — The Company’s expected term used in the Black-Scholes-Merton valuation method represents the period that the Company’s stock options are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock options, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock options.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Volatility — Beginning on January 1, 2005, in accordance with the guidance under SFAS 123 for selecting assumptions to use in an option pricing model, the Company reduced its estimate of expected volatility based upon a re-evaluation of the variability in the market price of its publicly traded stock. Prior to this date, the historical variability in the Company’s daily stock price was used exclusively to derive the estimate of expected volatility. Management determined that a combination of implied volatility related to publicly traded options together with historical volatility is more reflective of current market conditions, and a better indicator of expected volatility.

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

Fair Value — The fair value of the Company’s stock options granted to employees for fiscal years 2007, 2006 and 2005 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2007	2006	2005

Expected term	4.7 years	4.0 years	3.8 years
Expected volatility	38.0%	38.8%	79.4%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	4.6%	3.8%	3.0%
Weighted-average fair value	$4.64	$4.17	$8.15

Stock-Based Compensation Expense

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. The Company recognized $34.0 million of stock-based compensation expense during fiscal year 2007, including $27.9 million attributable to selling, general and administrative expenses, $3.9 million relating to cost of sales, and $2.2 million for discontinued operations. Total stock-based compensation capitalized as part of inventory as of March 31, 2007 was $485,000. The Company recognized $2.7 million and $2.2 million of stock-based compensation related to its share bonus awards as a selling, general and administrative expense during fiscal years 2006 and 2005, respectively.

As of March 31, 2007, the total compensation cost related to unvested stock options granted to employees under the Company’s equity compensation plans but not yet recognized was approximately $54.3 million, net of estimated forfeitures of $4.5 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.49 years and will be adjusted for subsequent changes in estimated forfeitures. As of March 31, 2007, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $26.8 million, net of estimated forfeitures of approximately $1.4 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 3.47 years and will be adjusted for subsequent changes in estimated forfeitures.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows, when applicable. In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as financing cash flows. During fiscal years 2007, 2006 and 2005, the Company did not recognize any excess tax benefits as a financing cash inflow related to its equity compensation plans.

Stock-Based Awards Activity

The following is a summary of option activity for the Company’s equity compensation plans, excluding unvested share bonus awards (“Price” reflects the weighted-average exercise price):

	As of March 31, 2007		As of March 31, 2006		As of March 31, 2005
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of fiscal year	55,042,556	$12.04	57,578,401	$12.67	50,303,999	$12.86
Granted	10,039,250	11.09	11,549,454	11.80	18,461,056	13.94
Exercised	(2,842,770)	7.44	(5,562,348)	7.38	(3,182,087)	9.34
Forfeited	(10,417,121)	14.42	(8,522,951)	18.83	(8,004,567)	17.99

Outstanding, end of fiscal year	51,821,915	$11.63	55,042,556	$12.04	57,578,401	$12.67

Options exercisable, end of fiscal year	35,692,029	$12.12	42,475,818	$12.69	40,484,074	$13.77

The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company’s ordinary shares determined as of the time of option exercise) under the Company’s equity compensation plans was $12.8 million, $27.7 million and $16.8 million during fiscal years 2007, 2006 and 2005, respectively.

Cash received from option exercises under all equity compensation plans was $21.1 million, $41.0 million and $29.7 million for fiscal years 2007, 2006 and 2005, respectively.

During fiscal year 2007, the Company granted 773,000 options to certain employees whereby vesting is contingent upon both a service requirement and other contingencies, which are currently estimated as probable of being met. Compensation expense for options with both a service and performance condition is being recognized on a graded attribute basis over the respective requisite service period of the options.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the composition of options outstanding and exercisable as of March 31, 2007:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(In Years)	Price	Shares	Price

$ 0.42 - $ 6.23	4,247,464	2.54	$4.82	4,247,464	$4.82
$ 7.13 - $ 7.90	7,288,836	5.15	7.87	4,488,836	7.85
$ 8.01 - $10.45	6,816,128	7.41	9.91	2,359,347	9.07
$10.53 - $11.23	6,802,515	8.42	11.03	2,019,003	11.00
$11.28 - $12.05	5,504,962	8.39	11.62	2,523,025	11.67
$12.07 - $12.96	5,248,275	7.71	12.39	5,143,276	12.38
$13.00 - $13.98	5,903,691	7.31	13.36	4,904,192	13.41
$14.10 - $17.37	6,197,874	5.84	16.28	6,194,716	16.29
$17.38 - $29.94	3,811,170	5.01	19.30	3,811,170	19.30
$30.00 - $30.00	1,000	3.90	30.00	1,000	30.00

$ 0.42 - $30.00	51,821,915	6.58	$11.63	35,692,029	$12.12

Options vested and expected to vest	51,055,969	6.55	$11.64

As of March 31, 2007, the aggregate intrinsic value for options outstanding, vested and expected to vest (which includes adjustments for expected forfeitures), and exercisable were $55.8 million, $55.6 million and $44.4 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares as of March 31, 2007 for the approximately 20.3 million options that were in-the-money at March 31, 2007.

The following table summarizes the Company’s share bonus award activity for fiscal year 2007 (“Price” reflects the weighted-average grant-date fair value):

	As of March 31, 2007		As of March 31, 2006		As of March 31, 2005
	Shares	Price	Shares	Price	Shares	Price

Unvested share bonus awards outstanding, beginning of fiscal year	646,000	$8.40	995,000	$8.11	1,202,000	$6.84
Granted	4,281,512	8.28	76,188	10.87	175,000	13.58
Vested	(347,012)	8.90	(333,188)	8.12	(286,000)	6.68
Forfeited	(248,000)	10.57	(92,000)	8.32	(96,000)	6.44

Unvested share bonus awards outstanding, end of fiscal year	4,332,500	$8.11	646,000	$8.40	995,000	$8.11

The weighted-average closing price of the Company’s ordinary shares on the date of grant of unvested share bonus awards was $10.82 during fiscal year 2007. The Company granted 1,715,000 unvested share bonus awards to certain key employees during fiscal year 2007 in exchange for 3,150,000 fully vested options to purchase the ordinary shares of the Company with a weighted-average exercise price of $17.08 per ordinary share. The aggregate fair value of the options surrendered was approximately $11.8 million, or $3.74 per option, resulting in additional compensation of approximately $7.8 million, or $4.52 per share, for the unvested share bonus awards granted in

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange. The fiscal year 2007 weighted-average grant-date fair value of $8.28 per unvested share as reflected in the table above includes only the incremental compensation attributable to the modified awards. These share bonus awards vest over a period between three to five years. Further, vesting for 775,000 of these share bonus awards, and 212,500 of additional share bonus awards granted during fiscal year 2007, is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals, which are currently estimated as probable of being achieved. Compensation expense for share bonus awards with both a service and performance condition is being recognized on a graded attribute basis over the respective requisite service period of the awards.

The total fair value of shares vested was $3.8 million, $4.2 million and $4.4 million during fiscal years 2007, 2006 and 2005, respectively.

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during fiscal years 2006 and 2005:

	Fiscal Year Ended March 31,
	2006	2005
	(In thousands, except per share amounts)

Net income, as reported	$141,162	$339,871
Add: Stock-based compensation expense included in reported net income, net of tax	2,662	2,155
Less: Fair value compensation costs, net of tax	(67,195)	(175,981)

Pro forma net income	$76,629	$166,045

Basic earnings per share:
As reported	$0.25	$0.61

Pro forma	$0.13	$0.30

Diluted earnings per share:
As reported	$0.24	$0.58

Pro forma	$0.13	$0.29

For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective requisite service periods of the awards, with forfeitures recognized as they occurred. For fiscal years 2006 and 2005, stock-based compensation included expense attributable to the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”). On October 14, 2005, the Company’s Board of Directors approved the termination of the Purchase Plan and no shares were available for issuance subsequent to March 31, 2006. The fair value of shares issued under the Purchase Plan for fiscal years 2006 and 2005 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2006	2005

Expected term	0.5 years	0.5 years
Expected volatility	40.0%	41.0%
Expected dividend	0.0%	0.0%
Risk-free interest rate	2.1%	1.7%

On February 7, 2006 and January 17, 2005, the Company’s Board of Directors approved accelerating the vesting of previously unvested options to purchase the Company’s ordinary shares held by current employees,

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including executive officers, priced at or above $12.37 and $12.98, respectively. No options held by non-employee directors were subject to the acceleration. The accelerations were effective as of February 7, 2006 and January 17, 2005, provided that holders of incentive stock options (“ISOs”) within the meaning of Section 422 of the internal Revenue code of 1986, as amended, had the opportunity to decline the acceleration of ISO options in order to prevent changing the status of the ISO option for federal income tax purposes to a non-qualified stock option.

The acceleration of these options was done primarily to eliminate future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these options upon the adoption of SFAS 123(R). In addition, because these options had exercise prices in excess of the then current market values and were not fully achieving their original objectives of incentive compensation and employee retention, management believed that the acceleration may have a positive effect on employee morale and retention. The future expense that was eliminated from the February 2006 and January 2005 accelerations was approximately $35.3 million and $121.2 million, respectively (of which approximately $12.8 million and $26.4 million was attributable to executive officers, respectively). The amounts are reflected in the pro forma net income for the fiscal years ended March 31, 2006 and 2005, respectively. The decrease in the pro forma expense in fiscal year 2006 is primarily the result of the acceleration of vesting during January 2005, offset by the acceleration in February 2006, and, to a lesser extent, a reduction in estimated volatility.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share from continuing operations:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Basic earnings from continuing operations per share:
Income from continuing operations	$320,900	$110,518	$331,497
Shares used in computation:
Weighted-average ordinary shares outstanding	588,593	573,520	552,920

Basic earnings from continuing operations per share	$0.55	$0.19	$0.60

Diluted earnings from continuing operations per share:
Income from continuing operations	$320,900	$110,518	$331,497
Shares used in computation:
Weighted-average ordinary shares outstanding	588,593	573,520	552,920
Weighted-average ordinary share equivalents from stock options and awards(1)	6,739	8,358	12,956
Weighted-average ordinary share equivalents from convertible notes(2)	1,519	18,726	19,623

Weighted-average ordinary shares and ordinary share equivalents outstanding	596,851	600,604	585,499

Diluted earnings from continuing operations per share	$0.54	$0.18	$0.57

(1)	Ordinary share equivalents from stock options to purchase approximately 39.5 million, 33.1 million and 24.2 million shares during fiscal years 2007, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)	Ordinary share equivalents from the Zero Coupon Convertible Junior Subordinated Notes of approximately 18.7 million and 19.0 million shares were included as ordinary share equivalents during fiscal years 2006 and 2005, respectively. Effective April 1, 2006, the Company determined it has the positive intent and ability to settle the principal amount of its Zero Coupon Convertible Junior Subordinated Notes in cash and settle any conversion spread (excess of conversion value over face value) in stock. As discussed below in Note 4, “Bank Borrowings and Long-Term Debt,” on July 14, 2006, these Notes were amended to provide for settlement of the principal amount in cash and the issuance of shares to settle any conversion spread upon maturity. Accordingly, approximately 18.6 million ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share, and approximately 1.5 million ordinary share equivalents from the conversion spread have been included as common stock equivalents during fiscal year 2007.

In addition, as the Company has the positive intent and ability to settle the principal amount of its 1% Convertible Subordinated Notes due August 2010 in cash, approximately 32.2 million ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. During fiscal years 2007 and 2006, the conversion obligation was less than the principal portion of the Convertible Notes and accordingly, no additional shares were included as ordinary share equivalents. During fiscal year 2005, approximately 576,000 ordinary share equivalents from the conversion spread have been included.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance of ARB. No 43, Chapter 4 “Inventory Pricing” and requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The application of SFAS 151 did not have a material impact on the Company’s consolidated results of operations, financial condition and cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently assessing the impact of adopting SFAS 157 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This statement requires recognition of the over-funded or under-funded status of defined benefit post-retirement plans as an asset or liability, respectively, in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of benefit plans for fiscal years ending after December 15, 2006 and was adopted by the Company in the current fiscal year. The recognition of the funded status of the Company’s benefit plans did not have a material impact on the Company’s consolidated results of operations and financial condition as of March 31, 2007. The measurement date provisions of SFAS 158 are effective for fiscal years ending after December 15, 2008 and are required to be adopted by the Company beginning in fiscal year 2009.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. Early adoption is permitted under certain circumstances. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated results of operations and financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this interpretation begins with a determination as to whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently assessing the impact of adopting FIN 48 and is not currently aware of any material impact from adoption on its consolidated results of operations and financial condition.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Pursuant to SAB 108, registrants are required to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for fiscal years ending after November 15, 2006 and was applied by the Company in the current fiscal year. The application of SAB 108 did not have a material impact on the Company’s consolidated results of operations and financial condition as of March 31, 2007.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)

Net cash paid for:
Interest	$109,729	$65,052	$76,060
Income taxes	$34,248	$25,197	$24,246
Non-cash investing and financing activities:
Fair value of seller notes received from sale of divested operations	$204,920	$38,278	$—
Equipment acquired under capital lease obligations	$67	$1,577	$6,091
Issuance of ordinary shares for acquisition of businesses	$299,608	$27,907	$127,226
Issuance of ordinary shares upon conversion of debt	$—	$5,000	$—

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	BANK BORROWINGS AND LONG-TERM DEBT

Bank borrowings and long-term debt related to continuing operations was comprised of the following:

	As of March 31,
	2007	2006
	(In thousands)

Short term bank borrowings	$8,094	$105,732
6.50% senior subordinated notes due May 2013	399,650	399,650
6.25% senior subordinated notes due November 2014	389,119	384,879
1.00% convertible subordinated notes due August 2010	500,000	500,000
0.00% convertible junior subordinated notes due July 2009	195,000	195,000
Other	8,241	7,659

	1,500,104	1,592,920
Current portion	(8,094)	(105,732)

Non-current portion	$1,492,010	$1,487,188

Maturities for the Company’s long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)

2008	$—
2009	582
2010	195,000
2011	507,659
2012	—
Thereafter	788,769

Total	$1,492,010

Revolving Credit Facilities and Other Credit Lines

The Company has a revolving credit facility in the amount of $1.35 billion, under which there were no borrowings outstanding as of March 31, 2007 or 2006. As of March 31, 2007, the Company was in compliance with the covenants under its existing $1.35 billion credit facility.

The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and term loans under which there were approximately $8.1 million and $104.3 million outstanding as of March 31, 2007 and 2006, respectively. These facilities, lines of credit and term loans bear annual interest at the respective country’s inter — bank offering rate, plus an applicable margin ranging from 0.45% to 1.50%, and generally have maturities that expire on various dates through fiscal year 2008. The credit facilities are unsecured and contain certain covenants that are aligned with the covenants under the Company’s $1.35 billion revolving credit facility discussed above. As of March 31, 2007, the Company was in compliance with the financial covenants under the credit facilities. The lines of credit and term loans are primarily secured by accounts receivable.

On May 10, 2007, the Company entered into a new five-year $2.0 billion credit facility, which expires in May 2012 (the “New Credit Facility”). The New Credit Facility replaces the Company’s existing $1.35 billion credit facility. Borrowings under the New Credit Facility bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%); or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 0.50% and 1.25%, based on the Company’s credit ratings. The Company is required to pay a quarterly commitment fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Credit Facility based on the Company’s credit ratings and, if the utilized portion of the New Credit Facility exceeds 50% of the total commitments, a quarterly utilization fee of 0.125% on such utilized portion. The Company is also required to pay letter of credit usage fees ranging between 0.50% and 1.25% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and a fronting fee of (i) in the case of commercial letters of credit, 0.125% of the amount available to be drawn under such letters of credit, and (ii) in the case of standby letters of credit, 0.125% per annum on the daily average undrawn amount of such letters of credit.

The New Credit Facility is unsecured, and contains customary restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The New Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during the term of the New Credit Facility. Borrowings under the New Credit Facility are guaranteed by the Company and certain of its subsidiaries.

6.5% Senior Subordinated Notes

The Company may redeem its 6.5% Senior Subordinated Notes that are due May 2013 in whole or in part at redemption prices of 103.250%, 102.167% and 101.083% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on May 15 of the years 2008, 2009 and 2010, and at a redemption price of 100% of the principal amount thereof on and after May 15, 2011, in each case, plus any accrued and unpaid interest to the redemption date.

The indenture governing the Company’s outstanding 6.5% Senior Subordinated Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, (iv) make distributions or pay dividends, (v) purchase or redeem capital stock, or (vi) engage in transactions with affiliates. The covenants are subject to a number of significant exceptions and limitations. As of March 31, 2007, the Company was in compliance with the covenants under this indenture.

6.25% Senior Subordinated Notes

The Company may redeem its 6.25% Senior Subordinated Notes in whole or in part at redemption prices of 103.125%, 102.083% and 101.042% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on November 15 of the years 2009, 2010 and 2011, and at a redemption price of 100% of the principal amount thereof on and after November 15, 2012, in each case, plus any accrued and unpaid interest to the redemption date. In addition, if the Company generates net cash proceeds from certain equity offerings on or before November 15, 2007, the Company may redeem up to 35% in aggregate principal amount of the Notes at a redemption price of 106.25% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to the redemption date. During fiscal year 2006, the Company repurchased approximately $97.9 million principal amount of these Notes. The associated loss was not material to the Company’s consolidated results of operations.

The indenture governing the Company’s outstanding 6.25% Senior Subordinated Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, (iv) make distributions or pay dividends, (v) purchase or redeem capital stock, or (vi) engage in transactions with affiliates. The covenants are subject to a number of significant exceptions and limitations. As of March 31, 2007, the Company was in compliance with the covenants under this indenture.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1% Convertible Subordinated Notes

The 1% Convertible Subordinated Notes are due in August 2010 and are convertible at any time prior to maturity into ordinary shares of the Company at a conversion price of $15.525 (subject to certain adjustments).

Zero Coupon Convertible Junior Subordinated Notes

On March 2, 2003, the Company entered into a Note Purchase Agreement with Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. (the “Note Holders”), affiliates of Silver Lake Partners, pursuant to which the Company has outstanding $195.0 million aggregate principal amount of its Zero Coupon Convertible Junior Subordinated Notes originally due 2008 to the Note Holders. On July 14, 2006, the Company entered into a First Amendment to Note Purchase Agreement (the “First Amendment”) with the Note Holders, providing for the amendment of the Note Purchase Agreement and the Notes to, among other things (i) extend the maturity date of the Notes to July 31, 2009 and (ii) define the means by which the Notes and any conversion spread (excess of conversion value over face amount of $10.50 per share) will be settled upon maturity. The Notes may no longer be converted or redeemed prior to maturity, other than in connection with certain change of control transactions, and upon maturity will be settled by the payment of cash equal to the face amount of the Notes and the issuance of shares to settle any conversion spread of the Notes.

In July 2005, $5.0 million of the Notes were converted into 476,190 ordinary shares of the Company at a conversion price of $10.50 per share.

Other Redemptions

In March 2005, the Company paid approximately $190.1 million to redeem €144.2 million of its 9.75% Euro Senior Subordinated Notes due July 2010. The Company incurred a loss of approximately $16.3 million in fiscal year 2005 associated with the early extinguishment of these Notes. In July 2005, the Company paid approximately $7.0 million to redeem the remaining outstanding amount of €5.8 million of 9.75% Euro Senior Subordinated Notes due July 2010. The associated loss was not material to the Company’s consolidated results of operations.

As of March 31, 2007, the approximate fair values of the Company’s 6.5% Senior Subordinated Notes, 6.25% Senior Subordinated Notes and 1% Convertible Subordinated Notes were 99.25%, 97.0% and 95.75% of the face values of the Notes, respectively, based on broker trading prices.

5.	FINANCIAL INSTRUMENTS

Due to their short-term nature, the carrying amount of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The Company’s cash equivalents are comprised of cash deposited in money market accounts and certificates of deposit. The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these forward and swap contracts is minimized since the contracts are with large financial institutions.

As of March 31, 2007 and 2006, the fair value of the Company’s short-term foreign currency contracts was not material. As of March 31, 2007 and 2006, the Company has included deferred losses and deferred gains, respectively, in other comprehensive income relating to changes in fair value of its foreign currency contracts. The deferred losses as of March 31, 2007 are expected to be recognized in earnings over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal years presented.

On November 17, 2004, the Company issued $500.0 million of 6.25% Senior Subordinated Notes due in November 2014, of which $402.1 million of the original amount issued was outstanding as of March 31, 2007 and 2006. Interest is payable semi-annually on May 15 and November 15. The Company also entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to variable rate. The swaps, having notional amounts totaling $400.0 million and which expire in November 2014, are accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the terms of the swaps, the Company pays an interest rate equal to six-month LIBOR, (estimated at 5.31% at March 31, 2007), set in arrears, plus a fixed spread ranging from 1.37% to 1.52%, and receives a fixed rate of 6.25%. No portion of the swap transaction is treated as ineffective under SFAS 133. As of March 31, 2007 and 2006, the Company recognized approximately $13.0 million and $16.9 million in other current liabilities, respectively, to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% Senior Subordinated Notes.

6.	TRADE RECEIVABLES SECURITIZATION

The Company continuously sells a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity. The Company pays annual facility and commitment fees ranging from 0.16% to 0.40% (averaging approximately 0.25%) for unused amounts and an additional program fee of 0.10% on outstanding amounts. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company’s share of the total investment varies depending on certain criteria, mainly the collection performance on the sold receivables.

As of March 31, 2007 and 2006, approximately $427.7 million and $228.0 million of the Company’s accounts receivable, respectively, had been sold to the third-party qualified special purpose entity described above, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $334.0 million and $156.6 million from the unaffiliated financial institutions for the sale of these receivables as of March 31, 2007 and 2006, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $93.7 million and $71.4 million as of March 31, 2007 and 2006, respectively.

The Company also sold accounts receivable to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $398.7 million and $218.5 million as of March 31, 2007 and 2006, respectively.

In accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), the accounts receivable balances

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that were sold were removed from the consolidated balance sheets and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

7.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2007 and 2006, the gross carrying amount and associated accumulated depreciation of the Company’s property and equipment relating to continuing operations financed under capital leases was not material. These capital leases have interest rates ranging from 2.5% to 11.3%. The Company also leases certain of its facilities under non-cancelable operating leases. The capital and operating leases expire in various years through 2033 and require the following minimum lease payments:

	Capital	Operating
Fiscal Year Ending March 31,	Lease	Lease
	(In thousands)

2008	$390	$69,801
2009	495	55,041
2010	354	43,398
2011	304	36,200
2012	293	32,124
Thereafter	664	180,918

Total minimum lease payments	2,500	$417,482

Amount representing interest	(414)

Present value of total minimum lease payments	2,086
Current portion	(291)

Capital lease obligation, net of current portion	$1,795

Total rent expense attributable to continuing operations amounted to $65.3 million, $60.9 million and $89.8 million in fiscal years 2007, 2006 and 2005, respectively.

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

8.	INCOME TAXES

The domestic (“Singapore”) and foreign components of income from continuing operations before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)

Domestic	$223,838	$99,605	$42,374
Foreign	101,115	65,131	220,471

Total	$324,953	$164,736	$262,845

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)

Current:
Domestic	$3,658	$503	$2,088
Foreign	38,616	31,165	21,795

	42,274	31,668	23,883
Deferred:
Domestic	(13,157)	(409)	870
Foreign	(25,064)	22,959	(93,405)

	(38,221)	22,550	(92,535)

Provision for (benefit from) income taxes	$4,053	$54,218	$(68,652)

The domestic statutory income tax rate was approximately 20.0% in fiscal years 2007, 2006 and 2005. The reconciliation of the income tax expense (benefit) expected based on domestic statutory income tax rates to the expense (benefit) for income taxes from continuing operations included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)

Income tax based on domestic statutory rates	$64,992	$32,947	$52,569
Effect of tax rate differential	(155,290)	(86,251)	(320,059)
Goodwill and other intangibles amortization	7,949	6,819	3,354
Change in valuation allowance	73,160	120,182	202,316
Other	13,242	(19,479)	(6,832)

Provision for (benefit from) income taxes	$4,053	$54,218	$(68,652)

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes from continuing operations are as follows:

	As of March 31,
	2007	2006
	(In thousands)

Deferred tax liabilities:
Fixed assets	$(25,528)	$9,031
Intangible assets	(18,731)	(10,782)
Others	(5,405)	(6,762)

Total deferred tax liabilities	(49,664)	(8,513)

Deferred tax assets:
Deferred compensation	5,064	4,796
Provision for inventory obsolescence	8,129	14,327
Provision for doubtful accounts	3,122	1,338
Net operating loss and other carryforwards	1,642,069	1,500,273
Others	71,901	70,311

	1,730,285	1,591,045
Valuation allowances	(999,618)	(926,458)

Total deferred tax asset	730,667	664,587

Net deferred tax asset	$681,003	$656,074

The net deferred tax asset is classified as follows:
Current	$11,105	$9,643
Long-term	669,898	646,431

Total	$681,003	$656,074

The Company has total tax loss carryforwards attributable to continuing operations of approximately $4.7 billion, a portion of which begin expiring in 2010. Utilization of the tax loss carryforwards and other deferred tax assets is limited by the future earnings of the Company in the tax jurisdictions in which such deferred assets arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize any benefit from the deferred tax assets. The valuation allowance provides a reserve against deferred tax assets that may not be realized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. The change in valuation allowance is net of certain increases and decreases to prior year losses and other carryforwards that have no current impact on the tax provision.

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

Share Repurchase Plan

On April 16, 2006, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of its outstanding ordinary shares. Share repurchases, if any, will be made in the open market at such time and in such amounts as management deems appropriate and will be made pursuant to the Share Purchase Mandate approved by the shareholders at the Company’s 2006 annual general meeting. Shares repurchased under the program will be cancelled. As of March 31, 2007, the Company had not repurchased any of its outstanding ordinary shares.

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

The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that the Company shifts its manufacturing capacity to locations with higher efficiencies and, in some instances, lower costs, and better utilizes its overall existing manufacturing capacity. This enhances the Company’s ability to provide cost-effective manufacturing service offerings, which enables it to retain and expand the Company’s existing relationships with customers and attract new business.

Liabilities for costs associated with exit or disposal activities are recognized when the liabilities are incurred.

As of March 31, 2007 and 2006, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $24.2 million and $40.6 million, respectively, primarily representing manufacturing facilities located in the Americas that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other current assets and other assets in the consolidated balance sheets.

Fiscal Year 2007

During fiscal year 2007, the Company recognized charges of approximately $151.9 million associated with the consolidation and closure of several manufacturing facilities including the related impairment of certain long-lived assets; and other charges primarily related to the exit of certain real estate owned and leased by the Company in order to reduce its investment in property, plant and equipment. The Company classified approximately $146.8 million of these charges as a component of cost of sales during fiscal year 2007. The activities associated with these charges will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the restructuring charges during the first, second, third and fourth quarters of fiscal year 2007 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)

Americas:
Severance	$—	$130	$—	$—	$130
Long-lived asset impairment	—	38,320	—	—	38,320
Other exit costs	—	20,554	—	—	20,554

Total restructuring charges	—	59,004	—	—	59,004

Asia:
Severance	—	—	—	2,484	2,484
Long-lived asset impairment	—	6,869	—	13,532	20,401
Other exit costs	—	15,620	—	11,039	26,659

Total restructuring charges	—	22,489	—	27,055	49,544

Europe:
Severance	—	409	—	23,236	23,645
Long-lived asset impairment	—	2,496	—	3,190	5,686
Other exit costs	—	11,850	—	2,128	13,978

Total restructuring charges	—	14,755	—	28,554	43,309

Total
Severance	—	539	—	25,720	26,259
Long-lived asset impairment	—	47,685	—	16,722	64,407
Other exit costs	—	48,024	—	13,167	61,191

Total restructuring charges	$—	$96,248	$—	$55,609	$151,857

During fiscal year 2007, the Company recognized approximately $26.3 million of employee termination costs associated with the involuntary termination of 2,155 identified employees in connection with the charges described above. The identified involuntary employee terminations by reportable geographic region amounted to approximately 1,560, 550 and 40 for Asia, Europe, and the Americas, respectively. Approximately $22.1 million was classified as a component of cost of sales.

During fiscal year 2007, the Company recognized approximately $64.4 million for the write-down of property and equipment to management’s estimate of fair value associated with the planned disposal and exit of certain real estate owned and leased by the Company. Approximately $63.8 million of this amount was classified as a component of cost of sales. The charges recognized during fiscal year 2007 also included approximately $61.2 million for other exit costs, of which $60.9 million was classified as a component of cost of sales, and was primarily comprised of contractual obligations amounting to approximately $27.1 million, customer disengagement costs of approximately $28.5 million and approximately $5.6 million of other costs.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2007 for charges incurred in fiscal year 2007 and prior periods:

		Long-Lived
		Asset
	Severance	Impairment	Other Exit Costs	Total
	(In thousands)

Balance as of March 31, 2006	$41,378	$—	$22,644	$64,022
Activities during the year:
Provisions for charges incurred during the year	26,259	64,407	61,191	151,857
Cash payments for charges incurred in fiscal year 2007	(1,390)		(11,178)	(12,568)
Cash payments for charges incurred in fiscal year 2006	(26,975)		(5,306)	(32,281)
Cash payments for charges incurred in fiscal year 2005 and prior	(1,508)		(7,413)	(8,921)
Non-cash charges incurred during the year		(64,407)	(30,491)	(94,898)

Balance as of March 31, 2007	37,764	—	29,447	67,211
Less: Current portion (classified as other current liabilities)	(34,597)		(10,849)	(45,446)

Accrued facility closure costs, net of current portion (classified as other liabilities)	$3,167	$—	$18,598	$21,765

As of March 31, 2007, accrued facility closure costs related to restructuring charges incurred during fiscal year 2007 were approximately $44.4 million, of which approximately $15.1 million was classified as a long-term obligation. As of March 31, 2007 and 2006, accrued facility closure costs related to restructuring charges incurred during fiscal year 2006 were approximately $16.2 million and $48.4 million, respectively, of which approximately $2.6 million and $9.6 million, respectively, was classified as a long-term obligation. As of March 31, 2007 and 2006, accrued facility closure costs related to restructuring charges incurred during fiscal years 2005 and prior were approximately $6.6 million and $15.5 million, respectively, of which approximately $4.1 million and $7.2 million, respectively, was classified as a long-term obligation.

Fiscal Year 2006

The Company recognized restructuring charges of approximately $215.7 million during fiscal year 2006 related to severance, the impairment of certain long-term assets and other costs resulting from closures and consolidations of various manufacturing facilities. The Company classified approximately $185.6 million of the charges associated with facility closures as a component of cost of sales during fiscal year 2006.

The facility closures and activities to which all of these charges relate were substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. During fiscal year 2006, the Company recognized approximately $72.3 million of other exit costs primarily associated with contractual obligations.

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

During fiscal year 2006, the Company recognized approximately $113.1 million of cash employee termination costs associated with the involuntary terminations of 7,320 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 1,400, 100 and 5,800 for Americas, Asia and Europe, respectively. Approximately $96.2 million of the net charges was classified as a component of cost of sales.

During fiscal year 2006, the Company recognized approximately $30.3 million of non-cash charges for the write-down of property and equipment to management’s estimate of fair value associated with various manufacturing and administrative facility closures. Approximately $27.1 million of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2006 also included approximately $72.3 million for other cash and non-cash exit costs, of which approximately $62.3 million was classified as a component of cost of sales. The amount recognized during fiscal year 2006 was primarily comprised of contractual obligations of approximately $30.3 million and customer disengagement costs of approximately $34.5 million.

Fiscal Year 2005

The Company recognized restructuring charges of approximately $95.4 million during fiscal year 2005 related to severance, the impairment of certain long-term assets and other costs resulting from closures and consolidations

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of various manufacturing facilities, of which $78.4 million was classified as a component of cost of sales during fiscal year 2005. The activities to which all of these charges related were substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations.

The components of the restructuring charges during the first, second, third and fourth quarters of fiscal year 2005 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)

Americas:
Severance	$1,793	$—	$—	$—	$1,793
Long-lived asset impairment	365	125	—	5,300	5,790
Other exit costs	1,598	321	170	—	2,089

Total restructuring charges	3,756	446	170	5,300	9,672

Asia:
Severance	—	872	—	—	872
Long-lived asset impairment	—	267	—	—	267
Other exit costs	—	1,220	—	—	1,220

Total restructuring charges	—	2,359	—	—	2,359

Europe:
Severance	17,447	15,613	29,092	1,515	63,667
Long-lived asset impairment	100	5,743	—	795	6,638
Other exit costs	2,285	9,341	1,397	—	13,023

Total restructuring charges	19,832	30,697	30,489	2,310	83,328

Total
Severance	19,240	16,485	29,092	1,515	66,332
Long-lived asset impairment	465	6,135	—	6,095	12,695
Other exit costs	3,883	10,882	1,567	—	16,332

Total restructuring charges	$23,588	$33,502	$30,659	$7,610	$95,359

During fiscal year 2005, the Company recognized approximately $66.3 million of cash employee termination costs associated with the involuntary terminations of approximately 3,000 identified employees in connection with the various facility closures and consolidations. Approximately $54.7 million of the charges were classified as a component of cost of sales. The identified involuntary employee terminations by reportable geographic region amounted to approximately 300, 200, and 2,500 for the Americas, Asia and Europe, respectively. As of March 31, 2007, all employees have been terminated under these plans.

The Company also recognized approximately $12.7 million of non-cash charges for the write-down of property and equipment to management’s estimate of fair value associated with various manufacturing and administrative facility closures. Approximately $11.2 million of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2005 also included approximately $16.3 million for other cash and non-cash exit costs associated with contractual obligations. Approximately $12.5 million of the amount was classified as a component of cost of sales. Of this amount, customer disengagement costs totaled approximately $5.5 million; facility lease obligations totaled approximately $2.3 million and facility abandonment and refurbishment costs totaled approximately $3.7 million.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	OTHER INCOME, NET

During fiscal year 2007, the Company recognized a foreign exchange gain of $79.8 million from the liquidation of a certain international entity.

During fiscal year 2006, the Company realized a foreign exchange gain of $20.6 million from the liquidation of certain international entities and a net gain of $4.3 million related to its investments in certain non-publicly traded companies. These gains were offset by approximately $7.7 million in compensation charges related to the retirement of the Company’s former Chief Executive Officer, of which approximately $5.9 million was paid during fiscal year 2006, and the remaining amount was paid in July 2006. In connection with his retirement and appointment to serve as Chairman of the Company’s Board of Directors beginning January 1, 2006, the Company also accelerated the vesting and continued the exercise period of certain stock options held by the former Chief Executive Officer. The modifications to his stock options did not result in any incremental non-cash stock-based compensation expense under APB 25 because the exercise price of the affected options was greater than the market price of the underlying shares on the date of the modifications.

During fiscal year 2005, the Company realized a foreign exchange gain of $29.3 million from the liquidation of certain international entities, offset by a loss of $8.2 million for other than temporary impairment of its investments in certain non-publicly traded technology companies and $7.6 million of compensation charges relating to the employment termination of the Company’s former Chief Financial Officer. In connection with his termination of employment, the Company amended certain of the former Chief Financial Officer’s stock option agreements to provide for full acceleration of vesting of approximately 1.2 million outstanding but unvested stock options and extension of the expiration date of approximately 1.5 million stock options to five years after his employment termination date. Such options would otherwise have expired ninety days after the termination of employment. This resulted in a charge of approximately $5.6 million. In addition, the Company made a lump-sum cash payment of approximately $2.0 million to the former Chief Financial Officer.

12.	RELATED PARTY TRANSACTIONS

From July 2000 through December 2001, in connection with an investment partnership, one of the Company’s subsidiaries made loans to several of its executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the Company. Interest rates on the notes range from 5.05% to 6.40% and mature on August 15, 2010. The remaining balance of these loans, including accrued interest, as of March 31, 2007 and 2006 was approximately $1.9 million and $1.8 million, respectively.

Additionally, the Company has a loan outstanding from a former executive officer of $3.0 million, including accrued interest, as of March 31, 2007 and 2006. This loan was initially made prior to the time the individual became an executive officer. The loan is evidenced by a promissory note in the Company’s favor and the Company has the option to secure the loan with a deed of trust on property of the officer. The note bears interest at 1.49% and matures on December 31, 2007.

There were no other loans outstanding from the Company’s executive officers as of March 31, 2007.

As discussed in Note 4, “Bank Borrowings and Long-Term Debt,” on July 14, 2006, the Company entered into a First Amendment to the Note Purchase Agreement with certain affiliates of Silver Lake Partners. Mr. James A. Davidson is a member of the Company’s Board of Directors and co-founder and managing director of Silver Lake Partners. The terms of the transaction were based on arms-length negotiations between the Company and Silver Lake Partners, and were approved by the Company’s Board of Directors as well as by the Audit Committee of the Company’s Board of Directors, with Mr. Davidson abstaining in each case.

As discussed in Note 13, “Business and Asset Acquisitions and Divestitures,” in September 2006, the Company sold its Software Development and Solutions business to Aricent, an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). Mr. Michael E. Marks, the Chairman of the Company’s Board of Directors, was a member

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of KKR at the time of the transaction. The terms of the transaction were based on arms-length negotiations between the Company and KKR, and were approved by an independent committee of the Company’s Board of Directors as well as by the Audit Committee of the Company’s Board of Directors.

13.	BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES

Business and Asset Acquisitions

The business and asset acquisitions described below were accounted for using the purchase method of accounting, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company’s consolidated financial statements from the acquisition dates forward. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete these valuations within one year of the respective acquisition date.

Nortel

On June 29, 2004, the Company entered into an asset purchase agreement with Nortel providing for the Company’s purchase of certain of Nortel’s optical, wireless, wireline and enterprise manufacturing operations and optical design operations. The purchase of these assets has occurred in stages, with the final stage of the asset purchase occurring in May 2006 as the Company completed the acquisition of the manufacturing system house operations in Calgary, Canada.

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

The aggregate purchase price for the assets acquired, net of closing costs, was approximately $590.4 million, of which approximately $215.0 million was paid during fiscal year 2007. As of March 31, 2007, there were no further amounts due Nortel under the asset purchase agreement. The allocation of the purchase price to specific assets and liabilities was based upon management’s estimates of cash flow and recoverability. Management currently estimates the allocation to be approximately $340.2 million to inventory, $40.8 million to fixed assets and other, and $124.9 million to current and non-current liabilities with the remaining amounts being allocated to intangible assets, including goodwill. The purchases have resulted in purchased intangible assets of approximately $49.4 million, primarily related to customer relationships and contractual agreements with weighted-average useful lives of 8 years, and goodwill of approximately $284.9 million. On October 13, 2006, the Company entered into an amendment (“Nortel Amendment”) to the various agreements with Nortel to expand their obligation for reimbursement for certain costs associated with the transaction. The allocation of the purchase price to specific assets and liabilities is subject to adjustment based on the nature of the costs that are contingently reimbursable under the Nortel Amendment through fiscal year 2008. The contingent reimbursement has not been recorded as part of the purchase price, pending the outcome of the contingency.

Hughes Software Systems Limited (also known as Flextronics Software Systems Limited (“FSS”))

In October 2004, the Company acquired approximately 70% of the total outstanding shares of Hughes Software Systems Limited (also known as Flextronics Software Systems Limited (“FSS”)). During fiscal year 2006, the Company acquired an additional 26% incremental ownership, and during fiscal year 2007, acquired an additional 3% for total cash consideration of approximately $18.1 million. The incremental investment during fiscal year 2007 reduced other liabilities by approximately $5.8 million, which was primarily related to minority interests net of increases in deferred taxes and other liabilities. The incremental investment also resulted in purchased identifiable intangible assets of $2.0 million and goodwill of $10.3 million, based on management’s estimates. In

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 2006, the Company sold FSS in conjunction with the divestiture of its Software Development and Solutions business, which has been included in discontinued operations for all periods presented.

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

The aggregate purchase price was approximately $299.6 million based on the quoted market prices of the Company’s ordinary shares two days before and after the first date the exchange ratio became known, or November 22, 2006. The allocation of the purchase price to specific assets and liabilities was based upon managements’ estimate of cash flow and recoverability. As of March 31, 2007, management estimates the allocation to be approximately $106.1 million to current assets, primarily comprised of cash and cash equivalents, marketable securities, accounts receivable and inventory, approximately $33.7 million to fixed assets, approximately $207.1 million to goodwill and approximately $47.4 million to assumed liabilities, primarily accounts payable and other current liabilities. The allocation of the purchase price to specific assets and liabilities, including intangible assets and goodwill, is subject to final purchase price adjustments.

The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisitions of Nortel’s operations in France and Canada and the acquisition of FSS had occurred as of the beginning of fiscal years 2006 and 2005, after giving effect to certain adjustments and related income tax effects, which were not material. Pro forma results for the Company’s acquisition of IDW are not included as the incorporation of such results would not be materially different from the pro forma information provided below. Comparative pro forma results for fiscal year 2007 have not been presented, as such results were not materially different from the Company’s actual results:

	Fiscal Year Ended March 31,
	2006	2005
	(In thousands, except per share amounts)

Net sales	$15,531,976	$16,922,100
Income from continuing operations	$110,218	$333,897
Income from discontinued operations, net of tax	$33,125	$22,336
Net income	$143,343	$356,233
Basic earnings per share from continuing operations	$0.19	$0.60
Diluted earnings per share from continuing operations	$0.18	$0.57
Basic earnings per share from discontinued operations	$0.06	$0.04
Diluted earnings per share from discontinued operations	$0.06	$0.04
Basic earnings per share	$0.25	$0.64
Diluted earnings per share	$0.24	$0.61

Other Acquisitions

Comparative pro forma information for the acquisitions described below has not been presented, as the results of operations were not material to the Company’s consolidated financial statements on either an individual or an aggregate basis.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2007, the Company completed six acquisitions that were not individually, or in aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s vertically-integrated service offerings and include precision machining, design and engineering services related to printed circuit boards, digital cameras, test equipment and software development. The aggregate purchase price for these acquisitions totaled approximately $142.1 million, of which $17.5 million is unpaid and is included in other current liabilities in the consolidated balance sheet as of March 31, 2007. In addition, the Company paid approximately $5.5 million in cash for contingent purchase price adjustments relating to certain historical acquisitions. Identifiable intangible assets, primarily related to customer relationships and contractual agreements with weighted-average useful lives of 4.6 years, and goodwill, resulting from these transactions as well as from purchase price adjustments for certain historical acquisitions, were approximately $41.3 million and $49.3 million, respectively, of which $7.2 million of the goodwill was related to discontinued operations. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of valuations. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through fiscal year 2009. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

During fiscal year 2006, the Company completed six acquisitions that were not individually, or in aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s vertically-integrated service offerings and primarily include the design and manufacturing of plastics, camera modules and digital still cameras. The aggregate cash purchase price for these acquisitions totaled approximately $157.5 million, net of cash acquired. In addition, the Company paid approximately $67.7 million in cash (including $30.8 million related to discontinued operations) and issued 2.5 million ordinary shares (including 672,375 ordinary shares related to discontinued operations) for contingent purchase price adjustments relating to certain historical acquisitions. Identifiable intangible assets, primarily related to customer relationships and contractual agreements with weighted-average useful lives of 4.8 years, and goodwill, resulting from these transactions as well as from purchase price adjustments for certain historical acquisitions, were $81.6 million and $100.7 million, respectively, of which $6.8 million and $10.3 million of the intangible assets and goodwill, respectively, was related to discontinued operations. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed.

During fiscal year 2005, the Company completed sixteen acquisitions that were not individually, or in aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses primarily related to our divested operations. The aggregate cash purchase price for these acquisitions totaled approximately $119.8 million (including $61.8 million related to discontinued operations), net of cash acquired. The Company also paid approximately $2.5 million in cash and issued 136,000 ordinary shares (including 73,000 ordinary shares related to discontinued operations) for contingent purchase price adjustments relating to certain historical acquisitions. In addition, the Company issued approximately 9.9 million ordinary shares (including 7.1 million ordinary shares related to discontinued operations) during fiscal year 2005, which equated to approximately $125.0 million (including $95.2 million related to discontinued operations), as part of the purchase price for the acquisitions. The fair value of the ordinary shares issued was determined based on the quoted market prices of the Company’s ordinary shares two days before and after the date the terms of the acquisitions were agreed to and announced. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through fiscal year 2008. The contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestitures

In September 2006, the Company completed the sale of its Software Development and Solutions business to Software Development Group (now known as “Aricent”), an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). The Company received aggregate cash payments of approximately $688.5 million, an eight-year $250.0 million face value promissory note with an initial 10.5% paid-in-kind interest coupon fair valued at approximately $204.9 million (resulting in an effective yield of 14.8%), and retained a 15% ownership interest in Aricent, fair valued at approximately $57.1 million. As the Company does not have the ability to significantly influence the operating decisions of Aricent, the cost method of accounting for the investment is used. The aggregate net assets sold in the divestiture were approximately $704.4 million. After approximately $64.9 million in adjustments primarily attributable to transaction costs, working capital adjustments, the fair value of the Company’s obligations under certain non-compete and indemnification agreements, the reversal of cumulative translation losses recognized as a result of the sale and expense related to stock-based compensation and bonuses, the divestiture resulted in a gain of approximately $171.2 million, net of $10.0 million of estimated tax on the sale, which is included in income from discontinued operations in the consolidated statements of operations during fiscal year 2007.

During the September 2005 quarter, the Company merged its Flextronics Network Services (“FNS”) division with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. The Company received an upfront cash payment and also retained a 35% ownership in the merged company, Relacom Holding AB (“Relacom”). The Company is entitled to future contingent consideration and deferred purchase price payments. The Company accounts for its investment in the common stock of Relacom using the equity method of accounting. The associated equity in the net income of Relacom has not been material to the Company’s consolidated results of operations for fiscal year 2007, and was classified as a component of interest and other expense, net, in the consolidated statements of operations. The initial carrying value of the equity investment of $116.8 million was based on management’s estimates of cash flow and recoverability adjusted for the Company’s economic interest in the gain on divestiture. The excess of the carrying value of the investment and the underlying equity in net assets is attributable to goodwill and intangible assets. The carrying value of the investment was approximately $114.6 million and $110.0 million as of March 31, 2007 and 2006, respectively.

During the September 2005 quarter, the Company also sold its Semiconductor division to AMIS Holdings, Inc. (“AMIS”), the parent company of AMI Semiconductor, Inc. As a result of the divestitures of its Network Services and Semiconductor divisions, the Company received aggregate cash payments of approximately $518.5 million and notes receivable valued at $38.3 million. The aggregate net assets sold in the divestitures were approximately $573.0 million. The Company recognized an aggregate pre-tax gain of $67.6 million during fiscal year 2006, of which $43.8 million was attributable to discontinued operations. The gain attributable to continuing operations was net of approximately $3.0 million in expense for accelerated deferred compensation. The divestitures of the Semiconductor and Network Services divisions resulted in non-cash tax expense of $98.9 million (of which $30.3 million was attributable to discontinued operations). Revenues related to the divested businesses were approximately $317.0 million and $839.0 million for fiscal years 2006 and 2005, respectively, of which $41.6 million and $73.1 million, respectively, were attributable to discontinued operations.

14.	SEGMENT REPORTING

According to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of March 31, 2007, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services (“EMS”). On September 1, 2006, the Company completed the sale of its Software Development and Solutions business (see Note 13, “Business and Asset Acquisitions and Divestitures” for further discussion), a previously identified

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating segment, whereby the results of operations and financial condition are presented as discontinued operations in the consolidated statements of operation and balance sheet.

Geographic information for continuing operations is as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)

Net sales:
Asia	$11,576,646	$8,580,642	$7,674,809
Americas	4,101,511	3,296,469	2,519,443
Europe	3,175,531	3,410,865	5,536,465

	$18,853,688	$15,287,976	$15,730,717

	As of March 31,	As of March 31,
	2007	2006
	(In thousands)

Long-lived assets:
Asia	$1,268,945	$851,088
Americas	406,653	398,343
Europe	323,108	337,055

	$1,998,706	$1,586,486

Revenues are attributable to the country in which the product is manufactured or service is provided.

For purposes of the preceding tables, “Asia” includes Bangladesh, China, India, Indonesia, Japan, Malaysia, Mauritius, Pakistan, Philippines, Singapore, Taiwan and Thailand; “Americas” includes Argentina, Brazil, Canada, Columbia, Mexico, Venezuela and the United States; “Europe” includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, the Netherlands, Norway, Poland, South Africa, Spain, Sweden, Switzerland, Ukraine, and the United Kingdom. During fiscal year 2007, there were no revenues attributable to Argentina, Bangladesh, Colombia, Indonesia, Pakistan, Thailand and Venezuela as a result of the Company’s divestiture of the Network Services business in the September 2005 quarter.

During fiscal years 2007, 2006 and 2005, net sales from continuing operations generated from Singapore, the principal country of domicile, were approximately $314.2 million, $258.8 million and $226.8 million, respectively.

As of March 31, 2007 and 2006, long-lived assets held in Singapore were approximately $11.0 million and $30.4 million, respectively.

During fiscal year 2007, China and Malaysia accounted for approximately 36% and 22% of consolidated net sales from continuing operations, respectively. No other foreign country accounted for more than 10% of net sales in fiscal year 2007. As of March 31, 2007, China accounted for approximately 47% consolidated long-lived assets of continuing operations. No other foreign country accounted for more than 10% of long-lived assets as of March 31, 2007.

During fiscal year 2006, China and Malaysia accounted for approximately 30% and 23% of consolidated net sales from continuing operations, respectively. No other foreign country accounted for more than 10% of net sales in fiscal year 2006. As of March 31, 2006, China, Malaysia and the United States accounted for approximately 36%, 14% and 11% of consolidated long-lived assets of continuing operations, respectively. No other foreign country accounted for more than 10% of long-lived assets as of March 31, 2006.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2005, China, Malaysia and Hungary accounted for approximately 27%, 19% and 13% of consolidated net sales from continuing operations, respectively. No other foreign country accounted for more than 10% of net sales in fiscal year 2005.

15.	DISCONTINUED OPERATIONS

Consistent with its strategy to evaluate the strategic and financial contributions of each of its operations and to focus on the primary growth objectives in the Company’s core EMS vertically-integrated business activities, the Company divested its Software Development and Solutions business in September 2006 and its Semiconductor business in September 2005. In conjunction with the divestiture of the Software Development and Solutions business, the Company retained a 15% equity stake in the divested business. As the Company does not have the ability to significantly influence the operating decisions of the divested business, the cost method of accounting for the investment is used.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the divestitures of the Semiconductor and Software Development and Solutions businesses qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the statements of operations and the balance sheets for all periods presented.

The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)

Net sales	$114,305	$278,018	$177,506
Cost of sales (including $12 of stock-based compensation expense for the year ended March 31, 2007)	72,648	172,747	107,328

Gross profit	41,657	105,271	70,178
Selling, general and administrative expenses (including $544 of stock-based compensation expense for the year ended March 31, 2007)	20,707	61,178	42,926
Intangible amortization	5,201	16,640	8,979
Interest and other (income) expense, net	(4,112)	5,023	4,209
Gain on divestiture of operations (net of $1,709 of stock-based compensation expense for the year ended March 31, 2007)	(181,228)	(43,750)	—

Income before income taxes	201,089	66,180	14,064
Provision for income taxes	13,351	35,536	5,690

Net income of discontinued operations	$187,738	$30,644	$8,374

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There were no assets or liabilities attributable to discontinued operations as of March 31, 2007 as the divestiture of the Company’s Software Development and Solutions business was completed in September 2006.

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains unaudited quarterly financial data for fiscal years 2007 and 2006:

	Fiscal Year Ended March 31, 2007				Fiscal Year Ended March 31, 2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$4,059,143	$4,702,333	$5,415,460	$4,676,752	$3,823,056	$3,808,075	$4,125,956	$3,530,889
Gross profit	235,996	178,371	289,149	225,482	222,341	195,166	173,517	156,860
Income (loss) from continuing operations	75,687	5,948	118,591	120,674	56,778	(20,782)	37,619	36,903
Income from discontinued operations, net of tax	8,816	178,922	—	—	1,929	18,335	4,335	6,045
Net income (loss)	84,503	184,870	118,591	120,674	58,707	(2,447)	41,954	42,948
Earnings (loss) per share:
Income from continuing operations:
Basic	$0.13	$0.01	$0.20	$0.20	$0.10	$(0.04)	$0.07	$0.06

Diluted	$0.13	$0.01	$0.20	$0.20	$0.09	$(0.04)	$0.06	$0.06

Income from discontinued operations:
Basic	$0.02	$0.31	$—	$—	$—	$0.03	$0.01	$0.01

Diluted	$0.02	$0.30	$—	$—	$—	$0.03	$0.01	$0.01

Net income:
Basic	$0.15	$0.32	$0.20	$0.20	$0.10	$—	$0.07	$0.07

Diluted	$0.14	$0.31	$0.20	$0.20	$0.10	$—	$0.07	$0.07

The Company completed the sale of its Software Development and Solutions business during the second quarter of fiscal year 2007. The Company also sold its Semiconductor and Network Services divisions during the second quarter of fiscal year 2006. The Software Development and Solutions business and the Semiconductor

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

division are being treated as discontinued operations in the consolidated financial statements; however, the divestiture of the Network Services division does not meet the criteria for discontinued operations treatment under GAAP, and as such, its historical results remain included in the Company’s continuing operations financial results. Refer to Note 13, “Business and Asset Acquisitions and Divestitures” and Note 15, “Discontinued Operations” for further discussion of these divestitures.

The Company incurred restructuring charges during the second and fourth quarters of fiscal year 2007, and during all quarters in fiscal year 2006. Refer to Note 10, “Restructuring Charges” for further discussion.

The Company recognized foreign exchange gains from the liquidation of certain international entities in the fourth quarter of fiscal years 2007 and 2006. Refer to Note 11, “Other Income, Net” for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2007, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was adequately designed and operating effectively as of March 31, 2007.

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

Management’s annual assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 excluded the internal control over financial reporting at International DisplayWorks, Inc. (“IDW”) and all other business acquisitions that were completed after July 31, 2006, which constituted less than 3% in the aggregate of total assets and revenues of the consolidated financial statement as of and for the fiscal year ended March 31, 2007.

Management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Flextronics International Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at International DisplayWorks, Inc. (“IDW”) and all other businesses that were acquired after July 31, 2006, which constituted less than 3% in the aggregate of total assets and revenues of the consolidated financial statements of the Company as of and for the year ended March 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at these acquired businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal

Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2007 of the Company and our report dated May 25, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  Deloitte & Touche LLP

San Jose, California
May 25, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2007 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2007 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2007 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2007 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2007 Annual General Meeting of Shareholders. Such information is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this annual report on Form 10-K:

1. Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules.  “Schedule II — Valuation and Qualifying Accounts” is included in the financial statements, see Item 8, “Financial Statements and Supplementary Data.”

3. Exhibits.  The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
2.02	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04
3.01	Memorandum of Association, as amended					X
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of May 8, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04
4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.03
4.04	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01
4.05	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.04
4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.07	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01
4.08	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.	8-K	000-23354	11-19-04	4.1
4.09	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
4.10	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01
10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.03	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.04	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†					X
10.07	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	Registrant’s 2004 Award Plan for New Employees, as amended. †					X
10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09
10.12	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.13	Supplemental Contingent Share Award Agreement dated August 17, 2004 by and between Michael E. Marks and the Registrant.†	10-Q	333-120291	11-08-04	10.01
10.14	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.15	Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.16	Award agreement for Peter Tan†	8-K	000-23354	07-13-05	10.05
10.17	Compensation arrangement between the Registrant and Michael McNamara and Thomas J. Smach†	8-K	000-23354	12-23-05	10.03
10.18	Compensation arrangement between the Registrant and Michael McNamara, Thomas J. Smach and Peter Tan†	8-K	000-23354	04-21-06	10.01
10.19	Agreement, dated as of November 30, 2005, between Michael Marks and Flextronics International USA, Inc.†	8-K	000-23354	12-01-05	10.01
10.20	Flextronics International USA, Inc. Amended & Restated Senior Executive Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.01
10.21	Flextronics International USA, Inc. Amended & Restated Special Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.02
10.22	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005†	8-K	000-23354	07-07-06	10.01
10.23	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006†	8-K	000-23354	07-07-06	10.02
10.24	Compensation Arrangement between Flextronics International Ltd. and Werner Widmann†	10-Q	000-23354	08-08-06	10.03
10.25	Award Agreement for Nicholas Brathwaite Deferred Compensation Plan, dated as of July 8, 2005†	10-Q	000-23354	08-08-06	10.04
10.26	Compensation Arrangement between Flextronics International Ltd. and Nicholas Brathwaite †	10-Q	000-23354	08-08-06	10.05
10.27	Compensation Arrangement between Flextronics International Ltd. and Michael McNamara, Thomas J. Smach, Nicholas Brathwaite, Peter Tan and Werner Widmann †	8-K	000-23354	08-24-06	10.01
10.28	Summary of Directors’ Compensation †	8-K	000-23354	10-11-06	10.02
10.29	Amendment to Award Agreement for Werner Widmann Deferred Compensation Plan, dated November 27, 2006†	10-Q	000-23354	02-07-07	10.01
10.30	Separation Deed between Flextronics International Ltd., Flextronics International Asia-Pacific Ltd., Flextronics Technology (Singapore) Pte Ltd. and Peter Tan, effective as of March 31, 2007 †					X

Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.31	Compensation Arrangements of Executive Officers of Flextronics International Ltd. †					X
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K).					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X
32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flextronics International Ltd.

By:	/s/ MICHAEL M. MCNAMARA
Michael M. McNamara
Chief Executive Officer

Date: May 25, 2007

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

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA Michael M. McNamara	Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2007

/s/ THOMAS J. SMACH Thomas J. Smach	Chief Financial Officer (Principal Financial Officer)	May 25, 2007

/s/ CHRISTOPHER COLLIER Christopher Collier	Senior Vice President, Finance (Principal Accounting Officer)	May 25, 2007

/s/ MICHAEL E. MARKS Michael E. Marks	Chairman of the Board	May 25, 2007

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	May 25, 2007

/s/ JAMES A. DAVIDSON James A. Davidson	Director	May 25, 2007

/s/ ROCKWELL SCHNABEL Rockwell Schnabel	Director	May 25, 2007

/s/ AJAY B. SHAH Ajay B. Shah	Director	May 25, 2007

/s/ RICHARD L. SHARP Richard L. Sharp	Director	May 25, 2007

/s/ LIP-BU TAN Lip-Bu Tan	Director	May 25, 2007

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
2.02	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04
3.01	Memorandum of Association, as amended					X
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of May 8, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04
4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.03
4.04	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01
4.05	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.04
4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05
4.07	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.08	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.	8-K	000-23354	11-19-04	4.1
4.09	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
4.10	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01
10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.03	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.04	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†					X
10.07	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	Registrant’s 2004 Award Plan for New Employees, as amended. †					X
10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08
10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09
10.12	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.13	Supplemental Contingent Share Award Agreement dated August 17, 2004 by and between Michael E. Marks and the Registrant.†	10-Q	333-120291	11-08-04	10.01
10.14	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.15	Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.16	Award agreement for Peter Tan†	8-K	000-23354	07-13-05	10.05
10.17	Compensation arrangement between the Registrant and Michael McNamara and Thomas J. Smach†	8-K	000-23354	12-23-05	10.03
10.18	Compensation arrangement between the Registrant and Michael McNamara, Thomas J. Smach and Peter Tan†	8-K	000-23354	04-21-06	10.01

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.19	Agreement, dated as of November 30, 2005, between Michael Marks and Flextronics International USA, Inc.†	8-K	000-23354	12-01-05	10.01
10.20	Flextronics International USA, Inc. Amended & Restated Senior Executive Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.01
10.21	Flextronics International USA, Inc. Amended & Restated Special Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.02
10.22	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005†	8-K	000-23354	07-07-06	10.01
10.23	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006†	8-K	000-23354	07-07-06	10.02
10.24	Compensation Arrangement between Flextronics International Ltd. and Werner Widmann†	10-Q	000-23354	08-08-06	10.03
10.25	Award Agreement for Nicholas Brathwaite Deferred Compensation Plan, dated as of July 8, 2005†	10-Q	000-23354	08-08-06	10.04
10.26	Compensation Arrangement between Flextronics International Ltd. and Nicholas Brathwaite †	10-Q	000-23354	08-08-06	10.05
10.27	Compensation Arrangement between Flextronics International Ltd. and Michael McNamara, Thomas J. Smach, Nicholas Brathwaite, Peter Tan and Werner Widmann †	8-K	000-23354	08-24-06	10.01
10.28	Summary of Directors’ Compensation †	8-K	000-23354	10-11-06	10.02
10.29	Amendment to Award Agreement for Werner Widmann Deferred Compensation Plan, dated November 27, 2006†	10-Q	000-23354	02-07-07	10.01
10.30	Separation Deed between Flextronics International Ltd., Flextronics International Asia-Pacific Ltd., Flextronics Technology (Singapore) Pte Ltd. and Peter Tan, effective as of March 31, 2007 †					X
10.31	Compensation Arrangements of Executive Officers of Flextronics International Ltd. †					X
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K).					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X
32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

†	Management contract, compensatory plan or arrangement