Form 10-K/A
period 2007-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2007-07-30
CIK 866374

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

As of September 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there were 579,770,419 shares of the registrant’s ordinary shares outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on September 29, 2006) was approximately $7.3 billion.

As of July 26, 2007, there were 609,221,308 shares of the registrant’s ordinary shares outstanding.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission on May 29, 2007, for the purpose of providing the information required by Part II — “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III of Form 10-K. The information required by Part II — “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III of Form 10-K is no longer being incorporated by reference from the Registrant’s Proxy Statement. Except as set forth in Part II and Part III below, no other changes are made to the original Form 10-K for the fiscal year ended March 31, 2007. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosures contained in the original Form 10-K. Throughout this report, references to the “company,” “we,” “our,” or “us” refer to Flextronics International Ltd. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of March 31, 2007, we maintained, in addition to our 2001 Equity Incentive Plan, which we refer to as the 2001 Plan, the 2004 Award Plan for New Employees, which we refer to as the 2004 Plan, and the 2002 Interim Incentive Plan, which we refer to as the 2002 Plan. Neither the 2004 Plan nor the 2002 Plan has been approved by our shareholders.

The following table gives information about equity awards under these plans as of March 31, 2007.

	(A)		(B)	(C)
				Number of Ordinary Shares
	Number of Ordinary			Remaining Available for
	Shares to be Issued		Weighted-Average	Future Issuance Under
	Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Options and Vesting of		Outstanding	(Excluding Ordinary Shares
Plan Category	Share Bonus Awards		Options(1)	Reflected in Column (A))

Equity compensation plans approved by shareholders	31,766,018	(2)	$12.65	24,730,806	(3)
Equity compensation plans not approved by shareholders(4),(5),(6)	20,142,679	(7)	$11.17	4,324,530	(8)

Total	51,908,697		$12.11	29,055,336

(1)	The weighted-average exercise price does not take into account ordinary shares issuable upon vesting of outstanding share bonus awards, which have no exercise price.

(2)	Includes 1,697,000 ordinary shares issuable upon vesting of share bonus awards granted under the 2001 Plan. The remaining balance consists of ordinary shares issuable upon exercise of outstanding stock options.

(3)	Consists entirely of ordinary shares available for grant under the 2001 Plan, including shares available under prior company plans and assumed plans consolidated into the 2001 Plan. The 2001 Plan provides for grants of up to 32,000,000 shares after our shareholders approved an increase in the shares available under the 2001 Plan by 5.0 million shares on October 4, 2006.

(4)	The 2004 Plan was established in October 2004. The purpose of the 2004 Plan is to provide incentives to attract, retain and motivate eligible persons whose potential contributions are important to our success by offering such persons an opportunity to participate in our future performance through stock awards. Grants under the 2004 Plan may be granted only to persons who: (a) were not previously an employee or director of our company or a subsidiary of our company or (b) have either (i) completed a period of bona fide non-employment by us, and any subsidiary of our company, of at least one year, or (ii) are returning to service as an employee of our company, or any subsidiary of our company, after a period of bona fide non-employment of less than one year due to our acquisition of such person’s employer; and then only as an incentive to such persons entering into employment with us or any subsidiary of our company. We may only grant nonqualified stock options or share bonus awards under the 2004 Plan. The 2004 Plan is administered by our Compensation Committee, which is comprised of two independent directors. The 2004 Plan provides for grants of up to 10,000,000 shares. The exercise price of options granted under the 2004 Plan is determined by the Compensation Committee and may not be less than the fair market value of the underlying stock on the date of grant. Options granted under the 2004 Plan generally vest over four years, generally expire 10 years from the date of grant and unvested options are forfeited upon termination of employment. Share bonus awards generally vest in installments over a three- to five-year period and unvested share bonus awards are forfeited upon termination of employment.

(5)	Our 2002 Plan was adopted by our board in May 2002. The adoption of the 2002 Plan was necessitated by our internal growth, our multiple acquisitions and the requirement to provide equity compensation for employees consistent with competitors and peer companies. The board reserved an aggregate of 20,000,000 ordinary shares for issuance under the 2002 Plan. The 2002 Plan provides for the grant to qualified persons of non-statutory stock options to purchase our ordinary shares and share bonus awards. Shares subject to options granted pursuant to the 2002 Plan that expire or terminate for any reason without being exercised or share bonus awards that do not vest will again become available for grant and issuance pursuant to awards under the 2002 Plan. Options granted under the 2002 Plan generally have an exercise price of not less than the fair market value of the underlying ordinary shares on the date of grant. Options granted under the 2002 Plan generally vest over four years, generally expire 10 years from the date of grant and unvested options are forfeited upon termination of employment. Share bonus awards generally vest in installments over a three- to five-year period and unvested share bonus awards are forfeited upon termination of employment. The other general terms of the 2002 Plan are similar to the 2001 Plan.

(6)	We have assumed option plans in connection with the acquisition of certain companies, which we refer to as the Assumed Plans. Options to purchase a total of 4,245,718 ordinary shares under the Assumed Plans remained outstanding. These options have a weighted-average exercise price of $6.30 per share. These options have been converted into options to purchase our ordinary shares on the terms specified in the applicable acquisition agreement, but are otherwise administered in accordance with terms of the Assumed Plans. Options under the Assumed Plans generally vest over four years and expire 10 years from the date of grant. No further awards may be made under the Assumed Plans. Options outstanding under the Assumed Plans are not included in the above table.

(7)	Includes 2,635,500 ordinary shares issuable upon vesting of share bonus awards granted under the 2002 and the 2004 Plans. The remaining balance consists of ordinary shares issuable upon exercise of outstanding stock options.

(8)	Of these, 1,910,418 ordinary shares remained available for grant under the 2002 Plan and 2,414,112 ordinary shares remained available for grant under the 2004 Plan. On February 1, 2007 our board of directors approved an increase of 2.5 million ordinary shares available for grant under the 2004 Plan.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OUR BOARD OF DIRECTORS

Article 95 of our Articles of Association requires that at each annual general meeting one-third of the directors (or, if their number is not a multiple of three, then the number nearest to but not more than one-third of the directors), are required to retire from office. The directors required to retire in each year are those who have been in office longest since their last re-election or appointment. As between persons who became or were last re-elected directors on the same day, those required to retire are (unless they otherwise agree among themselves) determined by lot. Under Article 91 of our Articles of Association, any director holding office as a Chief Executive Officer shall not, unless the board of directors determines otherwise, be subject to retirement by rotation or be taken into account in determining the number of directors to retire by rotation. Retiring directors are eligible for re-election. Mr. Davidson and Mr. Tan are the members of the board of directors who will retire by rotation at our 2007 annual general meeting. They are both eligible for re-election and have been nominated to stand for re-election at the 2007 annual general meeting.

The Singapore Companies Act, Cap. 50, which we refer to as the Companies Act, requires that we must have at all times at least one director ordinarily resident in Singapore. In addition, the Companies Act provides that any purported vacation of office by such director shall be deemed to be invalid unless there is at least one director remaining on the board who is ordinarily resident in Singapore. As Mr. Tan is currently the only member of our board of directors who is ordinarily resident in Singapore, any purported vacation of his office at the 2007 annual general meeting shall be deemed to be invalid absent a prior appointment of another director to the board who is ordinarily resident in Singapore.

Under Section 153(2) of the Companies Act, the office of a director of a public company or of a subsidiary of a public company becomes vacant at the conclusion of the annual general meeting commencing next after such director attains the age of 70 years. However, under Section 153(6) of the Companies Act, a person 70 years old or older may, by ordinary resolution be appointed or re-appointed as a director of that company to hold office until the next annual general meeting of shareholders of the company or be authorized to continue in office as a director until the next annual general meeting of shareholders of the company. Mr. Schnabel turned 70 in December 2006, and, under Singapore law, his office as a director will become vacant at the conclusion of the 2007 annual general meeting. Accordingly, we are proposing that a resolution be passed at the 2007 annual general meeting, pursuant to Section 153(6) of the Companies Act, to re-appoint Mr. Schnabel as a director to hold office from the date of the 2007 annual general meeting until the 2008 annual general meeting.

Members of Our Board of Directors

H. Raymond Bingham (age 61) — Mr. Bingham has served as a member of our board of directors since October 2005. He is a Managing Director of General Atlantic LLC, a global private equity firm. Previously, Mr. Bingham served in various positions with Cadence Design Systems, Inc., a supplier of electronic design automation software and services, from 1997 through 2005, most recently as its Executive Chairman from May 2004 to July 2005, Director from November 1997 to April 2004, President and Chief Executive Officer from April 1999 to May 2004, and Executive Vice President and Chief Financial Officer from April 1993 to April 1999. Mr. Bingham also serves on the boards of STMicroelectronics, KLA-Tencor Corporation, and Oracle Corporation.

James A. Davidson (age 47) — Mr. Davidson has served as a member of our board of directors since March 2003. He is a co-founder and managing director of Silver Lake, a private equity investment firm. From June 1990 to November 1998, he was an investment banker with Hambrecht & Quist, most recently serving as Managing Director and Head of Technology Investment Banking. From 1984 to 1990, Mr. Davidson was a corporate and securities lawyer with Pillsbury, Madison & Sutro. Mr. Davidson also serves on the board of Seagate Technology.

Michael E. Marks (age 56) — Mr. Marks has served as our Chairman of the Board since January 1, 2006, when he retired from his position as Chief Executive Officer, a position he had held since January 1994. Mr. Marks has been a member of our board of directors since 1991, and previously served as Chairman from July 1993 to

January 2003. Mr. Marks joined the Menlo Park, CA office of Kohlberg Kravis Roberts & Co., a private equity firm which specializes in large, complex buyouts and which we refer to as KKR, in January 2006 as a Member and transitioned to the role of Senior Advisor in January 2007. Mr. Marks serves on the boards of four KKR portfolio companies: Aricent (as Chairman of the Board), Avago Technologies Ltd., Accellent, and Sun Microsystems. Mr. Marks also sits on the boards of SanDisk Corporation (Sunnyvale, CA), Crocs, Inc. (Boulder, CO), Schlumberger Limited (New York, NY) and the V Foundation for Cancer Research (Cary, NC).

Michael M. McNamara (age 50) — Mr. McNamara has served as a member of our board of directors since October 2005, and as our Chief Executive Officer since January 1, 2006. Prior to his appointment as Chief Executive Officer, Mr. McNamara served as our Chief Operating Officer from January 2002 through January 2006 and as President, Americas Operations from April 1997 to December 2001, and as Vice President, North American Operations from April 1994 to April 1997.

Rockwell A. Schnabel (age 70) — Mr. Schnabel has served as a member of our board of directors since February 2006. Mr. Schnabel is founding partner and advisory director of Trident Capital Partners, a venture capital firm, where he also served as a managing director from its inception in 1993 until 2001. From 2001 to 2005, Mr. Schnabel served as the U.S. Representative to the European Union. Prior to that time, he served at the U.S. Department of Commerce as Undersecretary, Deputy Secretary and Acting Secretary of Commerce in the administration of President George H.W. Bush, and under President Reagan as U.S. Ambassador to Finland.

Ajay B. Shah (age 47) — Mr. Shah has served as a member of our board of directors since October 2005. Mr. Shah is a Managing Director of Silver Lake Sumeru and the Managing Partner of the Shah Capital Partners Fund. Mr. Shah was President of the Technology Solutions unit of Solectron Corporation and a member of the board of directors. Previously, he co-founded SMART Modular Technologies, Inc. and was its CEO. Mr. Shah also serves as Chairman of the board of Directors of Smart Modular Technologies.

Richard L. Sharp (age 60) — Mr. Sharp has served as a member of our board of directors since July 1993, and served as our Chairman of the Board from January 2003 until January 2006. Mr. Sharp is currently the Chairman of the Board of Crocs, Inc. Mr. Sharp served in various positions with Circuit City Stores, Inc., a consumer electronics and personal computer retailer, from 1982 to 2002, most recently as President from 1984 to 1997, Chief Executive Officer from 1986 to 2000 and Chairman of the Board from 1994 to 2002.

Lip-Bu Tan (age 47) — Mr. Tan has served as a member of our board of directors since April 2003. In 1987, he founded and since that time has served as Chairman of Walden International, a venture capital fund. Mr. Tan also serves on the boards of Cadence Design Systems, Inc., Creative Technology Ltd., Integrated Silicon Solution, Inc., Semiconductor Manufacturing International Corporation, SINA Corporation and Mindtree Consulting.

Board Committees

The standing committees of our board of directors are the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Finance Committee. The table below provides current membership for each of these committees.

Nominating
and Corporate
	Audit		Compensation		Governance		Finance
Name	Committee		Committee		Committee		Committee

H. Raymond Bingham	X	*
James A. Davidson			X	*
Michael E. Marks							X
Michael M. McNamara							X
Rockwell A. Schnabel			X		X	*
Ajay B. Shah	X
Richard L. Sharp
Lip-Bu Tan	X				X

*	Committee Chair

OUR EXECUTIVE OFFICERS

The names, ages and positions of our executive officers as of July 30, 2007 are as follows:

Name	Age	Position

Michael M. McNamara	50	Chief Executive Officer
Thomas J. Smach	47	Chief Financial Officer
Christopher Collier	39	Senior Vice President, Finance
Carrie L. Schiff	41	Senior Vice President and General Counsel
Werner Widmann	55	President, Multek

Michael M. McNamara.  Mr. McNamara has served as our Chief Executive Officer since January 2006, and as a member of our board of directors since October 2005. Prior to his promotion, Mr. McNamara served as our Chief Operating Officer from January 2002 through January 2006, as President, Americas Operations from April 1997 to December 2001, and as Vice President, North American Operations from April 1994 to April 1997. Mr. McNamara received a B.S. from the University of Cincinnati and an M.B.A. from Santa Clara University.

Thomas J. Smach.  Mr. Smach has served as our Chief Financial Officer since December 2004. Prior to his promotion, he served as Senior Vice President, Finance from April 2000 to December 2004 following our acquisition of the Dii Group, Inc., a provider of electronics manufacturing services. From August 1997 to April 2000, he served as the Senior Vice President, Chief Financial Officer and Treasurer of the Dii Group, Inc. Mr. Smach is a certified public accountant and he received a B.S. in Accounting from State University of New York at Binghamton.

Christopher Collier.  Mr. Collier, our Principal Accounting Officer since May 1, 2007, has served as our Senior Vice President of Finance since December 2004. Prior to his appointment as Senior Vice President of Finance in 2004, Mr. Collier served as Vice President of Finance and Corporate Controller since he joined us in April 2000. Mr. Collier is a certified public accountant and he received a B.S. in Accounting from State University of New York at Buffalo.

Carrie L. Schiff.  Ms. Schiff has served as our Senior Vice President and General Counsel since June 1, 2006. Prior to her appointment as Senior Vice President and General Counsel, Ms. Schiff served as Vice President, General Counsel from February 1, 2004 to June 1, 2006 and as Associate General Counsel from July 2001 through January 2004. Prior to joining us, Ms. Schiff was the Senior Vice President, Corporate Development of USA.Net, Inc. from April 1999 until June 2001. Preceding USA.Net, Inc., Ms. Schiff was a partner with the firm of Cooley Godward. Ms. Schiff received an A.B. from the University of Chicago and her law degree from the University of California, Los Angeles.

Werner Widmann.  Mr. Widmann has served as President, Multek since January 2004. Prior to his promotion, he served as General Manager of Multek Germany beginning in October 2002. Prior to joining Multek, Mr. Widmann was Managing Director of Inboard from 1999 to 2002 and held various technical and managerial positions with STP, NPI, Siemens AG and IBM Sindelfingen throughout his 33 year-career in the PCB industry. Mr. Widmann received his degree in mechanical/electrical engineering from the University for Applied Sciences (Fachhochschule), Karlsruhe.

AUDIT COMMITTEE

The Audit Committee of our board of directors is currently composed of Mr. Bingham, Mr. Shah and Mr. Tan, each of whom the board has determined to be independent and to meet the financial experience requirements under both the rules of the U.S. Securities and Exchange Commission, which we refer to as the SEC, and the listing standards of the NASDAQ Global Select Market. The board has also determined that Mr. Bingham is an “audit committee financial expert” within the meaning of the rules of the SEC and is “financially sophisticated” within the meaning of the rules of The NASDAQ Stock Market LLC, which we refer to as Nasdaq. The Audit Committee held six meetings during fiscal year 2007. The Committee’s principal functions are to:

•	monitor and evaluate periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by our financial and senior management, and our independent registered public accounting firm;

•	be directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm (including resolution of any disagreements between our management and the auditors regarding financial reporting); and

•	facilitate communication among our independent registered public accounting firm, our financial and senior management and our board.

Our board of directors has adopted an Audit Committee Charter that is available on our website at www.flextronics.com/en/Investors/CorporateGovernance/tabid/67/Default.aspx.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our ordinary shares to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements for the fiscal year ended March 31, 2007 were met, except that a Form 4 for Mr. Smach was filed on April 19, 2007, reporting a grant of stock options on September 21, 2001, and a Form 4 for Mr. McNamara was filed on January 17, 2007, reporting grants of stock options on each of September 21, 2001 and July 1, 2002.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and our directors. The Code is available on our website at www.flextronics.com/en/Investors/CorporateGovernance/tabid/67/Default.aspx. Any amendment (other than technical, administrative or other non-substantive amendments) to or material waiver (as defined by the SEC) of a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and relates to elements of the Code specified in the rules of the SEC will be posted on our website.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The information contained under this “Compensation Committee Report,” shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filings under the U.S. Securities Act of 1933, as amended, or under the U.S. Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, or be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Flextronics specifically incorporates this information by reference into any such filing.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis which follows this Report. Based on this review and discussion, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the company’s proxy statement for the 2007 Annual General Meeting of Shareholders and its Form 10-K/A for the fiscal year ended March 31, 2007.

Submitted by the Compensation Committee
of the board of directors:

James A. Davidson
Rockwell A. Schnabel

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this section, we discuss the material elements of our compensation programs and policies, including the objectives of our compensation programs and the reasons why we pay each element of our executives’ compensation. Following this discussion, you will find a series of tables containing more specific details about the compensation earned by or awarded to the following individuals, whom we refer to as our named executive officers:

Name	Title

Michael M. McNamara	Chief Executive Officer
Thomas J. Smach	Chief Financial Officer
Nicholas E. Brathwaite	Chief Technology Officer
Werner Widmann	President, Multek
Peter Tan	President and Managing Director, Flextronics Asia

This discussion focuses on compensation and practices relating to our named executive officers for our 2007 fiscal year.

Compensation Committee

The Compensation Committee of our board of directors (referred to in this discussion as the Committee) approves the goals and objectives relating to executive compensation, and determines the compensation of the Chief Executive Officer and all other executive officers. The Committee also oversees management’s decisions concerning the performance and compensation of other company officers, administers the equity compensation plans, and evaluates the effectiveness of our overall executive compensation program.

Independent Consultants and Advisors

The Committee has the authority to retain and terminate any independent, third-party compensation consultant and to obtain advice and assistance from internal and external legal, accounting and other advisors. During our 2007 fiscal year, the Committee engaged Pearl Meyer & Partners to advise on certain executive compensation matters. Pearl Meyer has not provided any other services to us and has received no compensation other than with respect to the services provided to the Committee. The Committee has continued to engage Pearl Meyer on fiscal year 2008 executive compensation matters and expects that it will continue to retain an independent compensation consultant on future executive compensation matters.

Compensation Philosophy and Objectives

We believe that the quality, skills and dedication of our executive officers are critical factors affecting our performance and shareholder value. Our key compensation goals are to:

•	attract superior executive talent;

•	retain and motivate our executives;

•	reward past performance;

•	provide incentives for future performance; and

•	align the executives’ interests with those of our shareholders.

Accordingly, in determining the amount and mix of compensation, the Committee seeks both to provide a competitive compensation package and to structure annual and long-term incentive programs that reward achievement of performance goals that directly correlate to the enhancement of shareholder value, as well as to promote executive retention. To accomplish these objectives, the Committee has structured the compensation program to include the following key features:

•	annual and long-term cash bonuses and certain share bonus awards are earned only if we achieve pre-established earnings per share and revenue growth targets (and in the cases of certain executives in charge of business units, if similar business unit performance targets are achieved);

•	stock-based compensation directly aligns executives’ interests with those of our shareholders; and

•	deferred cash bonus awards and certain stock-based compensation are designed to promote executive retention, as these elements of compensation only vest over a period of years if the executive remains in our employment.

The Committee does not maintain policies for allocating among current and long-term compensation or among cash and non-cash compensation. Instead, the Committee maintains flexibility and adjusts different elements of compensation based upon its evaluation of our key compensation goals set forth above. However, as a general matter, the Committee seeks to allocate a substantial majority of our named executive officers’ compensation to components that are performance-based and at-risk.

None of our named executive officers serves pursuant to an employment agreement, and each serves at the will of our board of directors. Similarly, we generally do not enter into severance agreements with our executive officers. This enables our board to remove an executive officer, if necessary, prior to retirement or resignation whenever it is in the best interests of our company. When an executive officer retires, resigns or is terminated, the Committee exercises its business judgment in approving an appropriate separation or severance arrangement in light of all relevant circumstances, including the individual’s term of employment, past accomplishments and reasons for separation from the company.

Competitive Positioning

In determining the amounts and components of compensation for our Chief Executive Officer and Chief Financial Officer, the Committee reviews the compensation levels of companies in both an industry peer group and a peer group of high technology companies with comparable revenues and market capitalization. The companies in the industry peer group consisted of: Arrow Electronics, Inc., Avnet, Inc., Celestica Inc., Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation. The companies in the high technology peer group consisted of: Advanced Micro Devices, Inc., Harris Corporation, Intuit Inc., Juniper Networks, Inc., Micron Technology, Inc. and Seagate Technology. The Committee also reviews data of a high technology survey group, which reflects data from a broader group of technology companies with comparable revenues and an industry survey group, which reflects data from a broader group of manufacturing companies with comparable revenues.

The Committee seeks to set overall target compensation for our Chief Executive Officer and Chief Financial Officer at or above the 75th percentile of such compensation for the composite of the high technology peer group and the high technology survey group. In setting this benchmark, the Committee has considered that our revenues are at the 100th percentile of our industry and high technology peer groups.

In determining the amounts and components of compensation for our other executive officers, the Committee seeks to structure competitive compensation arrangements based, in part, upon the nature and scope of these executives’ responsibilities and leadership roles in relation to the Chief Executive Officer and Chief Financial Officer. The Committee also considers the recommendations of the Chief Executive Officer, who based his recommendations for fiscal year 2007 compensation, in part, on the following sources of market data:

1. Hay Group’s 2006 Executive Compensation Report which represents 496 parent organizations and 626 independent operating units of US-based companies, general industry; and

2. Radford’s 2006 Executive Compensation Report which represents 700 organizations in the technology industry.

In this process, the Committee seeks to set overall target compensation for our other executive officers at or above the 75th percentile of such compensation of the composite of these two survey sources.

Role of Executive Officers in Compensation Decisions

The Committee makes all compensation decisions for our executive officers. In making its determinations, the Committee meets with the Chief Executive Officer and Chief Financial Officer to obtain recommendations with respect to the structure of our compensation programs and compensation decisions, including the performance of individual executives.

Fiscal Year 2007 Executive Compensation Components

We allocate compensation among the following components for our named executive officers:

•	base salary;

•	annual incentive cash bonus;

•	long-term incentive cash bonus;

•	stock-based compensation;

•	deferred compensation; and

•	other benefits.

Base Salary

Base salaries for the executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions, as well as salaries paid to the executives’ peers within our company. The Committee typically reviews base salaries every fiscal year and adjusts base salaries from time to time to take into account competitive market data, individual performance and promotions or changed responsibilities. Mr. McNamara’s annual base salary was increased from $800,000 to $1,000,000 effective January 1, 2006 upon Mr. McNamara’s appointment as our Chief Executive Officer. Base salary levels for the other named executive officers increased between 5.3% and 22.6% in fiscal year 2007 as compared to fiscal year 2006 base salary levels.

Annual Incentive Bonuses

Our annual cash bonus program provides our executive officers with the opportunity to earn annual cash bonuses based upon our achievement of pre-established performance goals. The program allocates 50% of the bonus opportunity to achievement of annual targets and 50% to achievement of quarterly targets, provided that if one or more quarterly targets are not met, the executive may recoup the missed quarterly bonus if the annual target is achieved. For Messrs. McNamara, Smach, and Tan, the Committee established fiscal year 2007 bonus opportunities based upon the achievement of year-over-year quarterly and annual earnings per share growth targets, which the Committee believes correlate to enhancement of shareholder value. In the case of Mr. Brathwaite, the Committee established an annual bonus opportunity based upon the achievement of year-over-year quarterly and annual EPS growth and the achievement of revenue and operating profit growth at our components business unit. In the case of Mr. Widmann, the Committee established an annual bonus opportunity based upon the achievement of revenue and operating profit growth at our Multek business unit.

For purposes of determining achievement of these targets, the Committee uses adjusted, non-GAAP diluted earnings per share (and non-GAAP operating profit at the business unit level), which is calculated by excluding after-tax intangible amortization, stock-based compensation expense, gains and losses from divestitures, and restructuring and certain other charges that are included in GAAP earnings per share.

Under the annual bonus program, the Committee sets various bonus levels as a percentage of base salary based on the performance measures described above. Generally, the Committee sets target performance measures so that the maximum bonus awards only will be paid if we achieve exceptional results, and so that the threshold bonus awards will be paid unless we perform poorly. If we fail to achieve the threshold level, no bonus is awarded.

For fiscal year 2007, depending upon attainment of EPS targets (and, in the case of Messrs. Brathwaite and Widmann, the additional business unit performance metrics described above), Messrs. McNamara, Smach, Brathwaite, Tan and Widmann were eligible for maximum bonuses of 300%, 200%, 200%, 150% and 150% of their respective base annual salaries, and threshold bonuses of 37.5%, 25%, 25%, 18.75% and 18.75% of their respective base salaries. Based upon our year-over-year quarterly and annual EPS growth (and, in the case of Messrs. Brathwaite and Widmann, the additional business unit performance metrics described above), Messrs. McNamara, Smach, Brathwaite, Tan and Widmann received annual incentive bonuses ranging between 122% and 300% of their annual base salaries.

For additional information about the annual incentive bonus program, please refer to the Grants of Plan-Based Awards in Fiscal Year 2007 table beginning on page 17, which shows the threshold, target and maximum amounts that were payable under the annual incentive bonus program for fiscal year 2007, and the Summary Compensation Table for Fiscal Year 2007 beginning on page 15, which shows the actual amounts of bonuses paid to our named executive officers for fiscal year 2007.

One-Year Special Performance Bonus Plan for Werner Widmann and Peter Tan

In fiscal year 2007, the Committee established a one-year special performance bonus program for Messrs. Widmann and Tan and certain other senior officers. This program provided for a one-time bonus of $250,000 based upon our achievement of pre-established annual EPS and revenue growth targets. For purposes of determining achievement of these targets, the Committee uses non-GAAP measures on the basis discussed above. Based on fiscal year 2007 results, the targets were not achieved and the bonuses were not paid. However, the Committee awarded a bonus of $125,000 to Mr. Widmann based upon its overall evaluation of Mr. Widmann’s fiscal year 2007 compensation and performance of Mr. Widmann’s Multek business unit.

Long-Term Incentive Bonuses

Three-Year Performance Plan

In fiscal year 2007, the Committee established a three-year cash incentive bonus plan. The three-year performance plan is designed to reward our named executive officers and certain other senior officers based upon our achievement of a three-year compounded annual revenue growth rate and a three-year compounded annual EPS growth rate, provided that the individual receiving the bonus remains employed by us or one of our affiliates at the time the bonus is paid. Under this plan, each of our named executive officers (other than Mr. Tan, who has retired) will be eligible for a bonus of up to $1,000,000 if certain pre-established targets are achieved. For purposes of determining achievement of these targets, the Committee uses non-GAAP measures on the basis discussed above. The Committee established the three-year cash incentive bonus plan to focus senior management on achievement of sustained EPS and revenue growth at levels which result in payment of the $1,000,000 maximum bonus only if we perform significantly better than internal targets, with a lesser bonus opportunity if we achieve our internal growth targets. If we fail to achieve the target performance level required for the lesser bonus, no bonus will be awarded.

For additional information about the three-year cash incentive bonus plan, please refer to the Grants of Plan-Based Awards in Fiscal Year 2007 table beginning on page 17, which shows the target and maximum amounts payable under the plan.

Stock-Based Compensation

Stock Options and Share Bonus Awards.

The Committee grants stock options and share bonus awards (the equivalent of restricted stock units), which are designed to align the interests of our named executive officers with those of our shareholders and provide each individual with a significant incentive to manage our company from the perspective of an owner, with an equity stake in the business. These awards are also intended to promote executive retention, as unvested stock options and share bonus awards generally are forfeited if the executive voluntarily leaves the company. Each stock option allows the executive officer to acquire our ordinary shares at a fixed price per share (the market price on the grant date) over a period of up to 10 years, thus providing a return to the officer only if the market price of the shares appreciates over the option term. Share bonus awards are structured as either service-based awards, which vest if the executive remains employed through the vesting period, or performance-based awards, which vest only if we achieve pre-established performance measures. Before the share bonus award vests, the executive has no ownership rights in our ordinary shares.

The size of the option grant or share bonus award to each executive officer generally is set at a level that is intended to create a meaningful opportunity for share ownership based upon the individual’s current position with the company, but the Committee also takes into account (i) the individual’s potential for future responsibility and promotion over the term of the award, (ii) the individual’s personal performance in recent periods, and (iii) the number of options and share bonus awards held by the individual at the time of grant. In addition, the Committee considers competitive equity award data from our peer group.

Administration of Equity Award Grants

The Committee grants options with exercise prices set at the market price on the date of grant, based on the closing market price. The Committee’s current policy is that options and share bonus awards granted to executive officers are only made during open trading windows. Awards are not timed in relation to the release of material information. Our current policy provides that grants to non-executive new hires and follow on grants to non-executives are made on pre-determined dates in each fiscal quarter.

Grants During Fiscal Year 2007

The number of stock options and share bonus awards granted to our named executive officers in fiscal year 2007, and the grant-date fair value of these awards determined in accordance with SFAS 123(R), are shown in the Grants of Plan-Based Awards in Fiscal Year 2007 beginning on page 17.

Option Exchange Program During Fiscal Year 2007

In April 2006, the Committee authorized the grant of share bonus awards to our named executive officers in exchange for the cancellation of certain stock option awards. The number of options cancelled and share bonus awards issued in exchange for each of our named executive officers is set forth in the following table:

	Aggregate Number	Share Bonus
Name	of Options Cancelled	Award

Michael M. McNamara	650,000	200,000
Thomas J. Smach	625,000	200,000
Nicholas E. Brathwaite	750,000	350,000
Peter Tan	100,000	100,000
Werner Widmann	50,000	100,000

Our exchange program was designed to retain and motivate our named executive officers. In order to both achieve retention and to have a substantial portion of this compensation be at risk based on key performance measures aligned with the enhancement of shareholder value:

•	50% of the share bonus awards vest in equal annual installments over three years in the cases of Messrs. McNamara, Smach and Brathwaite and over five years in the cases of Messrs. Widmann and Tan (in the case of Mr. Tan, his award was cancelled for periods following his termination date pursuant to his separation agreement discussed under the section entitled “— Termination and Change of Control Arrangements — Peter Tan Separation Agreement” beginning on page 14); and

•	50% of the share bonus awards vest in equal annual installments if we achieve year-over-year, pre-established EPS growth rates, provided that if one or more of the annual EPS growth targets is not met, the unvested portion may be recouped if the subsequent period’s cumulative target is met. For purposes of determining achievement of these targets, the Committee uses non-GAAP measures on the basis discussed under the section entitled “— Annual Incentive Bonuses” beginning on page 10. The performance period for Messrs. McNamara, Smach and Brathwaite is three years, and is five years for Messrs. Widmann and Tan (in the case of Mr. Tan, his award was cancelled for periods following his termination date pursuant to his separation agreement discussed under the section entitled “— Termination and Change of Control Arrangements — Peter Tan Separation Agreement” beginning on page 14).

Deferred Compensation

Each of our named executive officers participates in a deferred compensation plan or arrangement. These plans and arrangements are intended to promote retention by providing a long-term savings opportunity on a tax-efficient basis. Messrs. McNamara, Smach and Brathwaite participate in our senior executive deferred compensation plan (which we refer to as the senior executive plan), and Messrs. Tan and Widmann participate in individual deferral arrangements. As discussed below, we have made deferred long-term incentive bonuses so that a significant component of our named executive officers’ compensation serves a retentive purpose. In structuring the executive deferred compensation arrangements, the Committee also sought to provide an additional long-term savings plan for the executives in recognition that we do not otherwise provide the executives with a pension plan or any supplemental executive retirement benefits.

Deferred Compensation for Messrs. McNamara, Smach and Brathwaite.  Under the senior executive plan, a participant may defer up to 80% of his or her base salary and up to 100% of his or her cash bonuses. In addition, at the Committee’s discretion, awards for deferred long-term incentive bonuses may be awarded in return for services to be performed in the future. During fiscal year 2006, the Committee approved deferred bonuses for Mr. McNamara of $5,000,000, Mr. Smach of $3,000,000 and Mr. Brathwaite of $3,000,000. The deferred bonuses (together with earnings) for Mr. McNamara and Mr. Smach vest as follows: (i) 10% vested on April 1, 2006; (ii) 15% vested on April 1, 2007; (iii) an additional 20% will vest on April 1, 2008; (iv) an additional 25% will vest on April 1, 2009; and (v) an additional 30% will vest on April 1, 2010. The deferred bonus (together with earnings) for Mr. Brathwaite vests as follows: (i) 20% vested on April 1, 2006; (ii) 20% vested on April 1, 2007; and (iii) 20% will vest on each of April 1, 2008, 2009 and 2010. Any unvested portions of the deferred bonuses for Messrs. McNamara, Smach and Brathwaite will become 100% vested upon a change of control (as defined in the senior executive plan) if they are employed at that time or if their employment is terminated as a result of death or disability. Other than in cases of death or disability or a change of control, any unvested amounts will be forfeited if the executive’s employment is terminated. Mr. Smach also participates in the Dii Group deferred compensation plan. This plan had been established by the Dii Group, which we acquired in 2000. No further employer or employee contributions have been made under this plan.

Peter Tan Deferred Compensation.  In fiscal year 2006, the Committee approved a deferred bonus for Peter Tan of $3,200,000 in return for services to be performed in the future. The deferred bonus for Mr. Tan was credited to a brokerage account. The deferred bonus (together with earnings) for Mr. Tan originally was scheduled to vest so that 50% would be paid if Mr. Tan’s employment was terminated (other than as a result of death or disability) on or after April 1, 2008, and 100% would be paid if Mr. Tan’s employment was terminated on or after April 1, 2009. On March 31, 2007, Mr. Tan retired as President and Managing Director, Flextronics Asia. Under the terms of Mr. Tan’s separation agreement, the vesting of $2,634,099 of his deferral account was accelerated; the remaining $1,000,000 of the deferral account (together with earnings) will vest 50% on June 30, 2008 and 50% on June 30, 2009, subject to compliance with certain non-solicitation and non-competition covenants.

Werner Widmann Deferred Compensation.  In fiscal years 2006 and 2007, Mr. Widmann was awarded aggregate deferred bonuses of $3,000,000 in return for services to be performed in the future. These deferred bonuses were credited to a brokerage account. The deferred bonuses (together with earnings) for Mr. Widmann vest as follows: (i) 10% vested on July 1, 2007; (ii) an additional 15% will vest on July 1, 2008; (iii) an additional 20% will vest on July 1, 2009; (iv) an additional 25% will vest on July 1, 2010; and (v) an additional 30% will vest on July 1, 2011, provided Mr. Widmann continues to be employed by us. 100% of the deferred bonus will be paid to Mr. Widmann if his employment is terminated as a result of his death. In the event of a change of control of our company, any unvested deferred bonus will vest based on the percentage of his completed months of service with us during the six-year period from July 1, 2005 through July 1, 2011.

For additional information about (i) executive contributions to our named executive officers’ deferral accounts, (ii) company contributions to the deferral accounts, (iii) earnings on the deferral accounts, and (iv) deferral account balances as of the end of fiscal year 2007, see our Nonqualified Deferred Compensation in Fiscal Year 2007 table.

The deferral accounts are unfunded and unsecured obligations of our company, receive no preferential standing, and are subject to the same risks as any of our other general obligations.

Benefits

Executive Perquisites

Perquisites represent a small part of the overall compensation program for our named executive officers. In fiscal year 2007, we paid the premiums on life insurance or disability insurance for Messrs. McNamara, Smach and Tan, and reimbursed Messrs. McNamara, Smach and Brathwaite for taxes due upon vesting of a portion of their deferred bonuses. We also provide a vehicle allowance for Messrs. Widmann and Tan. These benefits are quantified under the “All Other Compensation” column in the Summary Compensation Table for Fiscal Year 2007 beginning on page 15.

401(k) Plan; Multek Pension Plan

Under our 401(k) Plan, all of our employees are eligible to receive matching contributions. The matching contribution for the fiscal year 2007 was dollar for dollar on the first 3% of each participant’s pre-tax contributions, plus $0.50 for each dollar on the next 2% of each participant’s pre-tax contributions, subject to maximum limits under the Internal Revenue Code. We do not provide an excess 401(k) plan for our executive officers.

Mr. Widmann participates in the Multek pension plan. These benefits are described in the section entitled “Executive Compensation — Pension Benefits in Fiscal Year 2007” beginning on page 22. None of our other named executive officers participate in any pension plan.

Other Benefits

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, in each case on the same basis as other employees, subject to applicable law.

Termination and Change of Control Arrangements

Our named executive officers are entitled to certain termination and change of control benefits under their deferred compensation plans and under certain of their stock options. These benefits are described and quantified under the section entitled “Executive Compensation — Potential Payments Upon Termination or Change of Control” beginning on page 24. As described in that section, if there is a change of control of our company, the entire unvested portion of the deferred compensation accounts of Messrs. McNamara, Smach and Brathwaite will accelerate, and a percentage of the unvested portion of Mr. Widmann’s deferred compensation account will accelerate based on his period of service. The vesting of Mr. Tan’s deferral account is governed by his separation agreement, which is discussed in the section entitled “— Peter Tan Separation Agreement” below. Certain of Messrs. McNamara’s, Smach’s and Brathwaite’s options are subject to acceleration if there is a change of control and such executive’s employment is terminated or his duties are substantially changed. These arrangements are intended to attract and retain qualified executives who could have other job alternatives that might offer greater security absent these arrangements. In addition, these arrangements serve to assure the retention of our key executives in order to successfully execute a change of control transaction. To this end, the acceleration of vesting of options only occurs if the executive remains with us through the change of control and is terminated or his duties are substantially changed, or a double trigger. The Committee determined that a single trigger for acceleration of the executives’ deferred compensation accounts was appropriate in order to provide certainty of vesting for benefits that represent the executives’ primary source of retirement benefits.

Peter Tan Separation Agreement

On March 31, 2007, Peter Tan, a named executive officer, retired as President and Managing Director, Flextronics Asia. Pursuant to Mr. Tan’s separation agreement, Mr. Tan continued as an employee until June 30, 2007. In addition to continuation of salary, eligibility for performance-based bonuses, and continuation of benefits through June 30, 2007, the vesting of $2,634,099 of his deferral account was accelerated; the remaining $1,000,000 of the deferral account (together with earnings) will vest 50% on June 30, 2008 and 50% on June 30, 2009, subject to compliance with certain non-solicitation and non-competition covenants.

EXECUTIVE COMPENSATION

The following table sets forth the fiscal year 2007 compensation for:

•	our chief executive officer;

•	our chief financial officer; and

•	the three other most highly compensated executive officers serving as executive officers at the ened of the 2007 fiscal year.

The executive officers included in the Summary Compensation Table for Fiscal Year 2007 are referred to as our “named executive officers.” A detailed description of the plans and programs under which our named executive officers received the following compensation can be found in the section entitled “Compensation Discussion and Analysis” beginning on page 8. Additional information about these plans and programs is included in the additional tables and discussions which follow the Summary Compensation Table for Fiscal Year 2007.

Summary Compensation Table for Fiscal Year 2007

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)		($)

Michael M. McNamara	2007	$1,000,000	$750,000	$—	$2,347,360	$3,000,000	$144,444	$365,304	(7)	$7,607,108
Chief Executive Officer
Thomas J. Smach	2007	$650,000	$450,000	$—	$1,390,831	$1,300,000	$111,714	$246,137	(8)	$4,148,682
Chief Financial Officer
Nicholas E. Brathwaite	2007	$650,000	$600,000	$324,398	$836,180	$856,376	$92,089	$169,791	(9)	$3,528,834
Chief Technology Officer
Werner Widmann(10)	2007	$412,977	$125,000	$291,906	$326,789	$502,247	$126,730	$132,295	(11)	$1,917,944
President, Multek
Peter Tan(12)	2007	$400,000	$—	$267,409	$370,571	$600,000	$52,766	$233,363	(13)	$1,924,109
President and Managing Director, Flextronics Asia

(1)	Messrs. Smach and Brathwaite deferred a portion of their salaries under our senior executive deferred compensation plan, which amounts are included in the Nonqualified Deferred Compensation in Fiscal Year 2007 table beginning on page 23. Messrs. McNamara, Smach and Brathwaite also contributed a portion of their salaries to their 401(k) savings plan accounts. All amounts deferred are included under this column.

(2)	For Messrs. McNamara, Smach and Brathwaite, this column shows the portions of such named executive officers’ deferred long-term bonuses which vested on April 1, 2007. For additional information about the deferred long-term bonuses, see the sections entitled “Compensation Discussion and Analysis — Fiscal Year 2007 Executive Compensation Components — Deferred Compensation” beginning on page 13 and the discussion under the section entitled “— Nonqualified Deferred Compensation in Fiscal Year 2007” beginning on page 23.

(3)	Stock awards consist of service-vested and performance-based share bonus awards. The amounts in this column do not reflect compensation actually received by our named executive officers nor do they reflect the actual value that will be recognized by our named executive officers. Instead, the amounts reflect the compensation cost recognized by us in fiscal year 2007 for financial statement reporting purposes in accordance with SFAS 123(R) for share bonus awards granted in and prior to fiscal year 2007. The amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. For share bonus awards, fair value is the closing price of our ordinary shares on the date of grant. Such amounts are reduced by the aggregate fair value of stock options surrendered in exchange for the share bonus awards. For additional information about the fiscal year 2007 grant of share bonus awards in exchange for options, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2007 Executive Compensation Components — Stock-Based Compensation — Option Exchange Program during Fiscal Year 2007” beginning on page 12. The full grant-date fair value of share bonus awards granted in fiscal year 2007 is reflected in the Grants of Plan-Based Awards in 2007 table beginning on page 17. For information regarding the assumptions made in calculating the amounts reflected in this column, see the section entitled “Stock-Based Compensation” under Note 2 to our audited consolidated financial statements for the fiscal year ended March 31, 2007, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

(4)	The amounts in this column do not reflect compensation actually received by our named executive officers nor do they reflect the actual value that will be recognized by our named executive officers. Instead, the amounts reflect the compensation cost recognized by us in fiscal year 2007 for financial statement reporting purposes in accordance with SFAS 123(R) for stock options granted in and prior to fiscal year 2007. The amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. The full grant-date fair value of stock options granted in fiscal year 2007 is reflected in the Grants of Plan-Based Awards in 2007 table beginning on page 17. For information regarding the assumptions made in calculating the amounts reflected in this column for grants made in fiscal years 2007, 2006 and 2005, see the section entitled “Stock-Based Compensation” under Note 2 to our audited consolidated financial statements for the fiscal year ended March 31, 2007, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. For information regarding the assumptions made in calculating the amounts reflected in this column for grants made prior to fiscal year 2005, see the section entitled “Accounting for Stock-Based Compensation” under Note 2 to our audited consolidated financial statements for the respective fiscal years included in our Annual Report on Form 10-K for those respective fiscal years.

(5)	The amounts in this column represent quarterly and annual incentive cash bonuses based on fiscal year 2007 performance. Messrs. McNamara, Smach and Brathwaite deferred a portion of their quarterly and annual incentive bonuses under our senior executive deferred compensation plan, which amounts are included in the Nonqualified Deferred Compensation in Fiscal Year 2007 table beginning on page 23. All amounts deferred are included under this column.

(6)	The amounts in this column represent, in the case of Mr. Widmann, the sum of (A) the increase in the actuarial present value of his accrued pension benefits and (B) above-market earnings on his nonqualified deferred compensation account in fiscal year 2007. In the cases of Messrs. McNamara, Smach, Brathwaite and Tan, the amounts in this column represent above-market earnings on their nonqualified deferred compensation accounts in fiscal year 2007. In the case of Mr. Smach, the amount does not include above-market earnings of $262,767 on his account under the Dii Group deferred compensation plan (which had been established by the Dii Group, which we acquired in 2000; no further employer or employee contributions have been made under this plan). As discussed under the section entitled “— Pension Benefits in Fiscal Year 2007” beginning on page 22, Mr. Widmann participates in the Multek Multilayer Technology GmbH & Co. KG Pension Plan. During fiscal year 2007, the actuarial present value of Mr. Widmann’s pension benefits increased by $21,281. None of our other named executive officers participate in any defined benefit or pension plans. The Pension Benefits in Fiscal Year 2007 table beginning on page 22 includes the assumptions used to calculate the increase in the actuarial present value of pension benefits. Above-market earnings represent the difference between market interest rates determined pursuant to SEC rules and earnings credited to our named executive officers’ deferred compensation accounts. See the Nonqualified Deferred Compensation in Fiscal Year 2007 table beginning on page 23 for additional information.

(7)	This amount represents the sum of (A) our matching contributions to Mr. McNamara’s 401(k) saving plan account of $12,550, (B) life insurance premium payments of $564, (C) $7,621 for the reimbursement of taxes with respect to taxes due on Mr. McNamara’s vested deferred compensation amounts for the 2007 fiscal year, and (D) $344,569, representing earnings on the unvested portion of Mr. McNamara’s deferred compensation account.

(8)	This amount represents the sum of (A) our matching contributions to Mr. Smach’s 401(k) saving plan account of $9,925, (B) individual disability premium payments of $845, (C) $4,101 for the reimbursement of taxes with respect to taxes due on Mr. Smach’s vested deferred compensation amounts for the 2007 fiscal year, and (D) $231,266, representing earnings on the unvested portion of Mr. Smach’s deferred compensation account.

(9)	This amount represents the sum of (A) our matching contributions to Mr. Brathwaite’s 401(k) saving plan account of $7,965, (B) $9,132 for the reimbursement of taxes with respect to taxes due on Mr. Brathwaite’s vested deferred compensation amounts for the 2007 fiscal year, and (C) $152,694, representing earnings on the unvested portion of Mr. Brathwaite’s deferred compensation account.

(10)	All compensation paid to and benefits for Mr. Widmann, other than stock awards and option awards were paid in Euros. The amounts have been converted into dollars based on the prevailing exchange rate at the end of the fiscal year.

(11)	This amount represents the sum of (A) a vehicle allowance in the amount of $20,480 and (B) $111,815 representing earnings on the unvested portion of Mr. Widmann’s deferred compensation account. This amount excludes an unvested deferred long-term bonus of $2,412,733 contributed to Mr. Widmann’s deferred compensation account during fiscal year 2007. As the deferred long-term bonus vests, the vested amount will be reported as a bonus in the Summary Compensation Table for Fiscal Year 2007 in future years. Such amount is reflected in the “Flextronics Contributions in Last Fiscal Year” column under the Nonqualified Deferred Compensation in Fiscal Year 2007 table beginning on page 23.

(12)	On March 31, 2007, Mr. Tan, a named executive officer, retired as President and Managing Director, Flextronics Asia.

(13)	This amount represents the sum of (A) life insurance premium payments of $1,141, (B) a vehicle allowance in the amount of $25,250, (C) vehicle-related expenses of $1,984 and (D) $204,988 representing earnings on the unvested portion of Mr. Tan’s deferred compensation account. This amount excludes termination benefits of $2,634,099, representing the acceleration of a previously-awarded deferred bonus, plus accumulated earnings through June 30, 2007, which was not payable until June 30, 2007. For additional information about the termination benefits, see the section entitled “— Potential Payments upon Termination or Change of Control” beginning on page 24.

Grants of Plan-Based Awards in Fiscal Year 2007

The following table presents information about equity and non-equity awards granted in our 2007 fiscal year to our named executive officers. The awards included in this table consist of:

•	awards under our three-year cash incentive bonus plan;

•	awards under our annual incentive cash bonus program;

•	awards under our special 2007 incentive cash bonus plan;

•	performance-based share bonus awards;

•	service-based share bonus awards; and

•	stock options.

								Estimated
								Future
								Payouts	All Other	All Other
								Under	Stock	Option		Grant-Date
								Equity	Awards:	Awards:	Exercise	Fair
								Incentive	Number of	Number of	or Base	Value of
		Estimated Future Payouts Under						Plan	Shares of	Securities	Price of	Stock
		Non-Equity Incentive Plan Awards						Awards(1)	Stock or	Underlying	Option	and Option
	Grant	Threshold		Target		Maximum		Target	Units	Options	Awards	Awards
Name	Date	($)		($)		($)		(#)	(#)(2)	(#)(3)	($/Sh)(4)	($)(5)

Michael M. McNamara	—	$—		$750,000	(6)	$1,000,000	(6)	—	—	—	—	$—
	—	$375,000	(7)	$1,500,000	(7)	$3,000,000	(7)	—	—	—	—	$—
	04/17/2006	$—		$—		$—		100,000	—	—	—	$—
	04/17/2006	$—		$—		$—		—	100,000	—	—	$—
	04/17/2006	$—		$—		$—		—	—	700,000	$11.23	$3,488,380
Thomas J. Smach	—	$—		$750,000	(6)	$1,000,000	(6)	—	—	—	—	$—
	—	$162,500	(7)	$650,000	(7)	$1,300,000	(7)	—	—	—	—	$—
	04/17/2006	$—		$—		$—		100,000	—	—	—	$—
	04/17/2006	$—		$—		$—		—	100,000	—	—	$—
	04/17/2006	$—		$—		$—		—	—	400,000	$11.23	$1,993,360
Nicholas E. Brathwaite	—	$—		$750,000	(6)	$1,000,000	(6)	—	—	—	—	$—
	—	$162,500	(7)	$650,000	(7)	$1,300,000	(7)	—	—	—	—	$—
	04/17/2006	$—		$—		$—		175,000	—	—	—	$360,500
	04/17/2006	$—		$—		$—		—	175,000	—	—	$360,500
	04/17/2006	$—		$—		$—		—	—	650,000	$11.23	$3,239,210
Werner Widmann	—	$—		$750,000	(6)	$1,000,000	(6)	—	—	—	—	$—
	—	$77,433	(7)	$309,733	(7)	$619,466	(7)	—	—	—	—	$—
	—	$—		$250,000	(8)	$—		—	—	—	—	$—
	04/17/2006	$—		$—		$—		50,000	—	—	—	$466,500
	04/17/2006	$—		$—		$—		—	50,000	—	—	$466,500
	—	$—		$—		$—		—	—	—	—	$—
Peter Tan(9)	—	$—		$750,000	(6)	$1,000,000	(6)	—	—	—	—	$—
	—	$75,000	(7)	$300,000	(7)	$600,000	(7)	—	—	—	—	$—
	—	$—		$250,000	(8)	$—		—	—	—	—	$—
	04/17/2006	$—		$—		$—		50,000	—	—	—	$371,000
	04/17/2006	$—		$—		$—		—	50,000	—	—	$371,000

(1)	This column reflects the aggregate target payouts for performance-based share bonus awards granted in fiscal year 2007 under our 2001 Equity Incentive Plan. The performance-based share bonus awards vest annually over either three years or five years only if we achieve pre-determined year-over-year EPS growth rates, provided that if one or more of the annual EPS growth targets is not met, the unvested portion may be recouped if the subsequent period’s cumulative target is met. There is no threshold or maximum payout. Based on fiscal year 2007 performance, the following shares vested for our named executive officers: Michael M. McNamara — 33,334 shares; Thomas J. Smach — 33,334 shares; Nicholas E. Brathwaite — 58,334 shares; Werner Widmann — 10,000 shares; and Peter Tan — 10,000 shares. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2007 Executive Compensation Components — Stock-Based Compensations — Option Exchange Program During Fiscal Year 2007” beginning on page 12.

(2)	This column shows the number of service-based share bonus awards granted in fiscal year 2007 under our 2001 Equity Incentive Plan. The share bonus awards vest in equal annual installments over either three years or five years commencing on April 17, 2007, provided that the executive continues to remain employed on the vesting date. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2007 Executive Compensation Components — Stock-Based Compensations — Option Exchange Program During Fiscal Year 2007” beginning on page 12.

(3)	This column shows the number of stock options granted in fiscal year 2007 under our 2001 Equity Incentive Plan. These options vest as follows: 25% on the one-year anniversary of the grant date, with the remainder vesting in 36 equal monthly installments thereafter. Vesting is contingent upon the named executive officer continuing to remain employed on the vesting date.

(4)	This column shows the exercise price for the stock options granted, which was the closing price of our ordinary shares on April 17, 2006, the date the options were granted.

(5)	This column shows the grant-date fair value of share bonus awards and stock options under SFAS 123(R) granted to our named executive officers in fiscal year 2007. The grant-date fair value is the amount that we will expense in our financial statements over the award’s vesting schedule. For share bonus awards, fair value is the closing price of our ordinary shares on the grant date, which was $11.23. Such amount is reduced by the aggregate fair value of stock options surrendered in exchange for the share bonus awards. For additional information about the fiscal year 2007 grant of share bonus awards in exchange for options, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2007 Executive Compensation Components — Stock-Based Compensation— Option Exchange Program during Fiscal Year 2007” beginning on page 12. For stock options, the fair value is calculated using the Black-Scholes-Merton value on the grant date, which was $4.98 per option. The fair values shown for stock awards and option awards are accounted for in accordance with SFAS 123(R). For additional information on the valuation assumptions, see the section entitled “Stock-Based Compensation” under Note 2 of our audited consolidated financial statements for the fiscal year ended March 31, 2007, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by our named executive officers.

(6)	These amounts are the potential payouts under our three-year cash incentive bonus plan. Target or maximum payouts only will be made if we achieve pre-determined three-year compounded annual revenue and EPS growth rates for the three years ending in fiscal year 2009. There is no threshold payout under this plan. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2007 Executive Compensation Components — Long-Term Incentive Bonuses — Three-Year Performance Plan” on page 11.

(7)	These amounts show the range of payouts under our annual incentive cash bonus program for fiscal year 2007. Amounts actually earned in fiscal year 2007 are reported as Non-Equity Incentive Plan Compensation in the Summary Compensation Table for Fiscal Year 2007. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2007 Executive Compensation Components — Annual Incentive Bonuses” beginning on page 10.

(8)	These amounts show the possible payouts under our special 2007 incentive cash bonus plan for Messrs. Widmann and Tan. Based on fiscal year 2007 performance, the performance targets were not met and the bonuses were not paid. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2007 Executive Compensation Components — Annual Incentive Bonuses — One-Year Special Performance Bonus Plan for Werner Widmann and Peter Tan” on page 11.

(9)	Effective March 31, 2007, Mr. Tan entered into a separation agreement with us terminating his employment on June 30, 2007. Under the terms of the separation agreement, the share bonus awards awarded to him on April 17, 2006 were cancelled and his eligibility under the three-year cash incentive bonus plan was terminated.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table presents information about outstanding options and stock awards held by our named executive officers as of March 31, 2007. The table shows information about (i) stock options, (ii) service-based share bonus awards, and (iii) performance-based share bonus awards. The market value of the stock awards is based on the closing price of our ordinary shares as of March 30, 2007, which was $10.94. Market values shown assume all performance criteria are met and the maximum value is paid. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2007 Executive Compensation Components — Stock-Based Compensation” beginning on page 11.

	Option Awards					Stock Awards
										Equity
										Incentive
									Equity	Plan Awards:
									Incentive	Market or
									Plan Awards:	Payout
									Number of	Value of
								Market	Unearned	Unearned
						Number of		Value of	Shares,	Shares,
	Number of	Number of				Shares or		Shares or	Units or	Units or
	Securities	Securities				Units of		Units of	Other Rights	Other
	Underlying	Underlying		Option		Stock That		Stock That	That	Rights That
	Unexercised	Unexercised		Exercise	Option	Have Not		Have Not	Have Not	Have Not
	Options	Options		Price	Expiration	Vested		Vested	Vested(1)	Vested
	(#)	(#)		($)	Date	(#)		($)	(#)	($)
	Exercisable	Unexercisable

Michael M. McNamara	150,000	—		$13.98	09/21/2011	—		—	—	—
	1,200,000	800,000	(2)	7.90	07/01/2012	—		—	—	—
	600,000	—		8.84	09/03/2012	—		—	—	—
	129,167	70,833	(3)	11.53	08/23/2014	—		—	—	—
	3,000,000	—		12.37	05/13/2015	—		—	—	—
	—	700,000	(4)	11.23	04/17/2016	—		—	—	—
	—	—		—	—	—		—	100,000	$1,094,000
	—	—		—	—	100,000	(5)	$1,094,000	—	—
Thomas J. Smach	100,000	—		$13.98	09/21/2011	—		—	—	—
	670,000	—		7.90	07/01/2012	—		—	—	—
	322,917	177,083	(6)	11.53	08/23/2014	—		—	—	—
	500,000	—		12.37	05/13/2015	—		—	—	—
	—	400,000	(7)	11.23	04/17/2016	—		—	—	—
	—	—		—	—	—		—	100,000	$1,094,000
	—	—		—	—	100,000	(8)	$1,094,000	—	—
Nicholas E. Brathwaite	83,333	—		$13.98	09/21/2011	—		—	—	—
	92,924	—		15.90	10/01/2011	—		—	—	—
	99,375	—		7.90	07/01/2012	—		—	—	—
	500,000	—		13.18	09/28/2014	—		—	.	—
	250,000	—		17.50	01/22/2014	—		—		—
	—	650,000	(9)	11.23	04/17/2016	—		—		—
	—	—		—	—	—		—	175,000	$1,914,500
	—	—		—	—	175,000	(10)	$1,914,500	—	—
Werner Widmann	3,000	—		$5.87	10/08/2012	—		—	—	—
	82,500	7,500	(11)	10.34	07/01/2013	—		—	—	—
	10,000	—		16.57	01/09/2014	—		—	—	—
	50,000	—		13.18	09/28/2014	—		—	—	—
	60,417	39,583	(12)	12.05	10/29/2014	—		—	—	—
	—	—		—	—	—		—	50,000	$547,000
	—	—		—	—	50,000	(13)	$547,000	—	—

Option Awards	Stock Awards
Equity
Incentive
Equity	Plan Awards:
Incentive	Market or
Plan Awards:	Payout
Number of	Value of
Market	Unearned	Unearned
Number of	Value of	Shares,	Shares,
Number of	Number of	Shares or	Shares or	Units or	Units or
Securities	Securities	Units of	Units of	Other Rights	Other
Underlying	Underlying	Option	Stock That	Stock That	That	Rights That
Unexercised	Unexercised	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Options	Options	Price	Expiration	Vested	Vested	Vested(1)	Vested
(#)	(#)	($)	Date	(#)	($)	(#)	($)
Exercisable	Unexercisable

Peter Tan	15,000	—	$23.19	12/20/2010	—	—	—	—
15,000	—	21.76	06/15/2011	—	—	—	—
750	—	23.02	07/06/2011	—	—	—	—
45,833	4,167	(14)	10.34	07/01/2013	—	—	—	—
125,000	—	16.57	01/09/2014	—	—	—	—
l00,000	—	13.18	09/28/2014	—	—	—	—
90,625	59,375	(15)	12.05	10/29/2014	—	—	—	—
250,000	—	12.37	05/13/2015	—	—	—	—
—	—	—	—	6,000	(16)	$65,640	—	—
—	—	—	—	—	—	50,000	(16)	$547,000
—	—	—	—	50,000	(16)	$547,000	—	—

(1)	This column shows performance-based share bonus awards that vest annually over either three years or five years if we achieve pre-determined year-over-year EPS growth rates, provided that if one or more of the annual EPS growth targets is not met, the unvested portion may be recouped if the subsequent period’s cumulative target is met. Awards for Messrs. McNamara, Smach and Brathwaite vest over three years, subject to achievement of performance conditions, and awards for Messrs. Widmann and Tan, vest over five years, subject to achievement of performance conditions.

(2)	These stock options vested on July 1, 2007.

(3)	These stock options vest monthly from April 23, 2007 through August 23, 2008.

(4)	25% of these stock options vested on April 17, 2007; the remaining 525,000 stock options vest monthly from April 17, 2007 through April 17, 2010.

(5)	33,334 of these performance shares vested on April 17, 2007; 33,333 shares will vest on April 17, 2008; and 33,333 shares will vest on April 17, 2009.

(6)	These stock options vest monthly from April 23, 2007 through August 23, 2008.

(7)	25% of these stock options vested on April 17, 2007; the remaining 300,000 stock options vest monthly from April 17, 2007 through April 17, 2010.

(8)	33,334 of these performance shares vested on April 17, 2007; 33,333 shares will vest on April 17, 2008; and 33,333 shares will vest on April 17, 2009.

(9)	25% of these stock options vested on April 17, 2007; the remaining 487,500 stock options vest monthly from April 17, 2007 through April 17, 2010.

(10)	58,334 of these performance shares vested on April 17, 2007; 58,333 shares will vest on April 17, 2008; and 58,333 shares will vest on April 17, 2009.

(11)	These stock options vested as of July 1, 2007.

(12)	These stock options vest monthly from April 29, 2007 through October 29, 2008.

(13)	10,000 of these performance shares vested on April 17, 2007; and 10,000 shares will vest on each of April 17, 2008, 2009, 2010 and 2011.

(14)	3,125 of these stock options vested prior to July 1, 2007; the remaining 1,042 stock options were cancelled under Mr. Tan’s separation agreement.

(15)	9,375 of these stock options vested prior to July 1, 2007; the remaining 50,000 stock options were cancelled under Mr. Tan’s separation agreement.

(16)	These share bonus awards were cancelled under Mr. Tan’s separation agreement.

Option Exercises and Stock Vested in Fiscal Year 2007

The following table presents information, for each of our named executive officers, on (1) stock option exercises during fiscal year 2007, including the number of shares acquired upon exercise and the value realized and, (2) the number of shares acquired upon the vesting of stock awards in the form of share bonus awards and the value realized, each before payment of any applicable withholding tax and broker commissions.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Michael M. McNamara	—	$—	—	$—
Thomas J. Smach	—	$—	—	$—
Nicholas E. Brathwaite	—	$—	—	$—
Werner Widmann	—	$—	—	$—
Peter Tan(1)	62,500	$381,250	6,000	$63,720

(1)	Mr. Tan exercised 62,500 stock options on August 16, 2006, with an exercise price of $5.88 per share and a market price of $11.98 per share. Mr. Tan also vested in 6,000 share bonus awards with a market price of $10.62 per share on July 1, 2006.

Pension Benefits in Fiscal Year 2007

The following table sets forth information on the pension benefits for Mr. Widmann. No other named executive officer participated in a pension plan during fiscal year 2007.

The Multek Multilayer Technology GmbH & Co. KG Pension Plan, which we refer to as the Multek Plan, is a funded and tax qualified retirement program that covers, as of March 31, 2007, 570 current employees, 29 former employees with vested benefits and 14 retirees. The Multek Plan provides benefits based primarily on a formula that takes into account Mr. Widmann’s base salary for each fiscal year and equals 1.5% of his base salary up to a German parliament-prescribed limit applicable to German defined benefit plans (€63,000 for 2007), and 4.5% of his base salary over this limit.

Employees of Multek Germany are eligible to participate in the Multek Plan after completion of one year of service with Multek. The accumulated benefit an employee earns over his or her career with Multek is payable monthly beginning after retirement or upon disability if earlier. The normal retirement age as defined in the Multek Plan is 62. If an employee retires before the normal retirement age, his or her benefits will be reduced by 0.5% per month. Employees vest in their benefits after five years of continuous service.

No pension benefits were paid to Mr. Widmann in the last fiscal year.

The amount reported in the table below equals the present value of the accumulated benefit as of March 31, 2007 for Mr. Widmann under the Multek Plan based upon the assumptions described in note 2 below.

		Number of Years	Present Value of
		Credited Service	Accumulated Benefit
Name	Plan Name	(#)	($)

Werner Widmann	Multek Multilayer Technology GmbH & Co.	3.5 (1)	$70,256 (2)
KG Pension Plan

(1)	Mr. Widmann’s number of years of credited service under the Multek Plan is 3.5 years, which differs from his actual years of service with us of 4.5 years, as a result of the eligibility requirements that an employee needs to complete one year of service with Multek before being eligible to participate in the Multek Plan.

(2)	The accumulated benefit is based on Mr. Widmann’s service and base salary through March 31, 2007. The present value assumes a discount rate of 5.5% and has been calculated assuming Mr. Widmann will remain in service until age 62, the age at which retirement may occur without any reduction in benefits. As Mr. Widmann has not met the five-year vesting requirement, his accumulated benefit remains unvested as of March 31, 2007.

Nonqualified Deferred Compensation in Fiscal Year 2007

Each of our named executive officers participates in a deferred compensation plan or arrangement. For a description of the terms of these plans and arrangements, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2007 Executive Compensation Components — Deferred Compensation” beginning on page 13. Messrs. McNamara, Smach and Brathwaite participate in the Flextronics Senior Executive Deferred Compensation Plan, which we refer to as the Senior Executive Plan, and Messrs. Widmann and Tan participate in individual deferral arrangements. Under these plans and arrangements, we have granted long-term deferred bonuses. The vesting terms of the deferred bonuses are described in the section entitled “Compensation Discussion and Analysis — Fiscal Year 2007 Executive Compensation Components — Deferred Compensation” beginning on page 13. In addition, the Senior Executive Plan allows the participants to defer up to 80% of his or her base salary and up to 100% of his or her cash bonuses. Deferred balances under the Senior Executive Plan are deemed to be invested in hypothetical investments selected by the participant’s investment manager. Participants in the Senior Executive Plan may receive their deferred compensation balances upon termination of employment either through a lump sum payment or in installments over a period of up to 10 years. Under Messrs. Widmann’s and Tan’s arrangements, their account balances are invested as directed by their investment managers. Under their arrangements, the entire vested account balance is distributed following termination of employment. Earnings credited to our named executive officers’ accounts ranged from 7.6% to 11.7% in fiscal year 2007. The deferred account balances of our named executive officers are unfunded and unsecured obligations of our company, receive no preferential standing, and are subject to the same risks as any of our other general obligations.

The following table presents information for fiscal year 2007 about: (i) executive contributions to our named executive officers’ deferral accounts, (ii) company contributions to the deferral accounts, (iii) earnings on the deferral accounts, and (iv) deferral account balances as of the end of the fiscal year. No withdrawals or distributions were made in fiscal year 2007.

	Executive	Flextronics		Aggregate		Aggregate
	Contributions	Contributions		Earnings		Balance
	in Last	in Last		in Last		at Last Fiscal
	Fiscal Year	Fiscal Year		Fiscal Year		Year-End
Name	($)(1)	($)		($)(3)		($)(4)

Michael M. McNamara	$398,438	$—		$483,349		$6,061,216
Thomas J. Smach	$185,859	$—		$316,779	(5)	$3,653,421	(5)
Nicholas E. Brathwaite	$98,556	$—		$292,306		$3,517,130
Werner Widmann	$—	$2,412,733	(2)	$217,264		$3,169,303
Peter Tan	$—	$—		$257,754		$3,528,348

(1)	Reflects participation by our named executive officers to defer a portion of their salary and bonus earned in the 2007 fiscal year. These amounts are included in the Summary Compensation Table for Fiscal Year 2007 under the “Salary” and “Non-Equity Incentive Plan Compensation” columns.

(2)	This amount represents a deferred long-term bonus contributed to Mr. Widmann’s deferred compensation account during fiscal year 2007. This amount is not included under the “All Other Compensation” column in the Summary Compensation Table for Fiscal Year 2007 as the entire amount is unvested as of March 31, 2007. As the deferred long-term bonus vests, the vested amount will be reported as a bonus in the Summary Compensation Table for Fiscal Year 2007 in future years.

(3)	Reflects earnings for each named executive officer. The above-market portion of these earnings is included under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table for Fiscal Year 2007.

(4)	The amounts in this column include the following unvested balances for our named executive officers: Michael M. McNamara — $4,247,084; Thomas J. Smach — $2,609,838; Nicholas E. Brathwaite — $2,060,427; Werner Widmann — $3,169,303; and Peter Tan — $3,528,348. The amounts in this column have previously been reported in the Summary Compensation Table for this and prior fiscal years, except for the following amounts: Michael M. McNamara — $173,765; Thomas J. Smach — $87,915; Nicholas E. Brathwaite — $150,583; Werner Widmann — $2,432,117; and Peter Tan — $70,594.

(5)	Does not include earnings of $585,148 on Mr. Smach’s account under the Dii Group deferred compensation plan (which had been established by the Dii Group, which was acquired by us in 2000; no further employer or employee contributions have been made under this plan). Also does not include the aggregate balance of this account of $5,745,823.

Potential Payments Upon Termination or Change of Control

As described in the Compensation Discussion and Analysis, our named executive officers do not have employment or severance agreements with us. Our named executive officers are entitled to certain termination and change of control benefits under their deferred compensation plans and under certain of their stock options. These benefits are described below and quantified in the table below.

Acceleration of Vesting of Deferred Compensation

•	if the employment of any of Messrs. McNamara, Smach or Brathwaite is terminated as a result of his death or disability, the entire unvested portion of his deferred compensation account will vest;

•	if the employment of Mr. Widmann is terminated as a result of his death, the entire unvested portion of his deferred compensation account will vest;

•	if there is a change of control, the entire unvested portion of the deferred compensation account of each of Messrs. McNamara, Smach and Brathwaite will vest;

•	if there is a change of control, the unvested portion of Mr. Widmann’s deferred compensation account will vest based on the percentage of his completed months of service with us during the six-year period from July 1, 2005 through July 1, 2011.

Acceleration of Vesting of Equity Awards

Certain options grants to our named executive officers include change of control acceleration provisions, as follows:

•	800,000 of Mr. McNamara’s unvested options provide that if Mr. McNamara is terminated without cause or leaves for good reason within the first 12 months following a change of control of our company, the vesting of any unvested portion of the option will accelerate;

•	700,000 of Mr. McNamara’s unvested options, 400,000 of Mr. Smach’s unvested options and 650,000 of Mr. Brathwaite’s unvested options provide that if the executive officer is terminated or the executive’s duties are substantially reduced or changed during the 18-month period following a change of control of our company, the vesting of any unvested portion of the option will accelerate.

Peter Tan Separation Agreement

On March 31, 2007, Peter Tan, a named executive officer, retired as President and Managing Director, Flextronics Asia. Pursuant to Mr. Tan’s separation agreement, Mr. Tan continued as an employee until June 30, 2007. In addition to continuation of salary, eligibility for performance-based bonuses, and continuation of benefits through June 30, 2007, the vesting of a previously-awarded deferred bonus in the amount of $3.2 million, plus accumulated earnings of approximately $434,099 as of June 30, 2007 was accelerated subject to certain holdbacks and compliance with certain non-solicitation and non-competition covenants, as described in the table below.

Potential Payments Upon Termination or Change of Control as of March 30, 2007

The following table shows the estimated payments and benefits that would be provided to each named executive officer (other than Mr. Tan) as a result of (i) the accelerated vesting of deferred compensation in the cases of death, disability or a change of control, and (ii) the accelerated vesting of certain stock options in the case of termination or a substantial change in duties following a change of control. The following table also shows the benefit provided to Mr. Tan as a result of the accelerated vesting of deferred compensation under Mr. Tan’s separation agreement. Calculations for this table assume that the triggering event took place on March 30, 2007 (the last business day of our 2007 fiscal year). Amounts shown under the column, “Accelerated Vesting of Stock Options” represent the intrinsic value of the awards based on the closing price of our ordinary shares on March 30, 2007, the last trading day during our 2007 fiscal year. The following table does not include pension benefits for Mr. Widmann. Please see the discussion under “— Pension Benefits in Fiscal Year 2007” beginning on page 22. The following table also does not include potential payouts under our named executive officers’ nonqualified deferred compensation plans relating to vested benefits. Please see the discussion under “— Pension Benefits in Fiscal Year 2007” beginning on page 22.

	Accelerated Vesting of	Accelerated Vesting of
	Deferred Compensation(1)	Stock Options	Total

Michael M. McNamara	$4,247,084	$2,432,000	$6,679,084
Thomas J. Smach	2,609,838	—	2,609,838
Nicholas E. Brathwaite	2,060,427	—	2,060,427
Werner Widmann	924,380	—	924,380	(2)
Peter Tan(3)	2,528,348	—	2,528,348

(1)	The amounts shown for Messrs. McNamara, Smach and Brathwaite represent the entire unvested portions of their deferred compensation accounts which would vest in the event of death, disability or a change of control. The amount shown for Mr. Widmann represents the portion of his unvested deferred compensation account which would vest in the event of a change of control. The entire amount of Mr. Widmann’s deferred compensation account, or $3,169,303, would vest in the event of his death. The amount shown for Mr. Tan represents the actual portion of his deferred compensation account (calculated as of March 30, 2007) which vested in connection with his separation agreement.

(2)	An additional $2,244,923 unvested portion of Mr. Widmann’s deferred compensation account would vest in the event of Mr. Widmann’s death.

(3)	Pursuant to Mr. Tan’s separation agreement, the vesting of his previously-awarded deferred bonus in the amount of $3.2 million, plus accumulated earnings of $328,348 was accelerated as of June 30, 2007, subject to a holdback of $1.0 million. As consideration for the acceleration of benefits, Mr. Tan has agreed for a period of two years commencing June 30, 2007 not to solicit any key employees or executives of our company or to solicit any customers or suppliers in order to compete with us or otherwise engage in competitive activities. Subject to compliance with Mr. Tan’s non-solicitation and non-compete obligations, 50% of the holdback amount will be released and vest on June 30, 2008 and the balance will be released and vest on June 30, 2009. Mr. Tan also remains subject to confidentiality agreements for the benefit of our company. Mr. Tan’s deferred bonus was otherwise scheduled to vest 50% on April 1, 2008 and 100% on April 1, 2009, assuming termination of employment as of such dates.

NON-MANAGEMENT DIRECTORS’ COMPENSATION FOR FISCAL YEAR 2007

The general policy of our board is that compensation for non-employee directors should be a mix of cash and equity-based compensation. Our non-employee directors’ compensation program is designed to: (i) attract directors with the necessary skills, experience and character to oversee our management with the goal of enhancing long-term value for our shareholders and (ii) fairly compensate our directors for their service to us.

In addition to the compensation provided to our non-employee directors detailed below, each non-employee director receives reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in-person meetings of the board of directors and board committees, as well as reimbursement of fees incurred for attendance at continuing education courses for directors. We do not pay management directors for board service in addition to their regular employee compensation.

Annual Compensation

Under the Companies Act, we may only provide cash compensation to our non-employee directors for services rendered in their capacity as directors with prior approval from our shareholders at a general meeting. At the 2006 annual general meeting, our shareholders approved the following cash compensation arrangements for our non-employee directors:

•	annual cash compensation of $40,000, payable quarterly in arrears to each non-employee director, for services rendered as a director;

•	additional annual cash compensation of $10,000, payable quarterly in arrears to the Chairman of the Audit Committee (if appointed) of the board of directors for services rendered as Chairman of the Audit Committee and for his or her participation on the Audit Committee; and

•	additional annual cash compensation of $5,000, payable quarterly in arrears for participation on any standing committee of the board of directors.

Non-employee directors do not receive any non-equity incentive compensation, or participate in any pension plan or deferred compensation plans, except for Mr. Marks, who was previously our Chief Executive Officer, and who continues to participate in a deferred compensation plan established for his benefit when he was the Chief Executive Officer.

We are currently seeking approval from our shareholders at our 2007 Annual General Meeting to: (i) increase the annual cash compensation payable to each of our non-employee directors to $60,000 for services rendered as a director and (ii) increase the annual cash compensation payable to the Chairman of the Audit Committee to $50,000 for services rendered as Chairman of the Audit Committee and for his or her participation on the Audit Committee. We are also currently seeking approval to provide the following additional cash compensation:

•	annual cash compensation of $15,000 payable to each other non-employee director who serves on the Audit Committee for his or her participation on the Audit Committee;

•	annual cash compensation of $25,000 payable to the Chairman of the Compensation Committee (if appointed) for services rendered as Chairman of the Compensation Committee and for his or her participation on the Compensation Committee; and

•	annual cash compensation of $10,000 to the Chairman of the Nominating and Corporate Governance Committee (if appointed) and to the Chairman of the Finance Committee (if appointed) for their service as chairmen of the respective committees and for their participation on the respective committees.

We are seeking to maintain the additional annual cash compensation of $5,000 payable to each of our non-employee directors for their participation on each standing committee, other than the Audit Committee.

Initial Option Grants

Each individual who first becomes a non-employee director of our company is granted stock options to purchase 25,000 ordinary shares under the automatic option grant provisions of our 2001 Plan. These options vest and are exercisable as to 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter. During fiscal year 2007, there were no grants under this program as there were no new non-employee directors.

Yearly Option Grants

Under the terms of the automatic option grant provisions of the 2001 Plan, on the date of each annual general meeting, each individual who is at that time serving as a non-employee director receives stock options to purchase 12,500 ordinary shares. These options vest and are exercisable as to 25% on the first anniversary of the grant date and in 36 equal monthly installments thereafter. During fiscal year 2007, each non-employee director received stock options to purchase 12,500 ordinary shares under this program.

Yearly Stock Bonus Awards

Under the terms of the discretionary stock bonus grant provisions of the 2001 Plan and as approved by our Compensation Committee, each non-employee director receives, following each Annual General Meeting of our company, a yearly stock bonus award consisting of such number of shares having an aggregate fair market value of US$100,000 on the date of grant. During fiscal year 2007, each non-employee director received a stock bonus award of 7,716 shares under this program.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2001 Plan, non-employee directors are eligible to receive stock options granted at the discretion of our Compensation Committee. No director received stock options pursuant to the discretionary grant program during fiscal year 2007. The maximum number of ordinary shares that may be subject to awards granted to each non-employee director under the 2001 Plan is 100,000 ordinary shares in each calendar year.

Agreement with Michael E. Marks

On November 30, 2005, we entered into an agreement with Mr. Marks providing for the transition from Mr. Marks’s position as Chief Executive Officer to his service as Chairman of the board of directors, effective January 1, 2006. In addition to payments and benefits previously reported for fiscal year 2006 compensation, the Agreement provided for a payment in fiscal year 2007 and certain continuing benefits, as follows:

•	a cash payment of $1,554,286, which was paid in July 2006;

•	eligibility to receive all cash compensation paid to non-employee directors from January 2, 2006 until the 2006 Annual General Meeting, at which time Mr. Marks became eligible to receive all cash and equity compensation paid to non-employee directors;

•	provision by us of medical and dental benefits for the remainder of Mr. Marks’s life for Mr. Marks and his spouse (reduced to the extent Mr. Marks receives comparable benefits from another employer); and

•	personal use of our corporate jets, subject to availability, and subject to Mr. Marks’s reimbursement of the variable cost as determined by Flextronics International USA, Inc., a subsidiary of our company which we refer to as Flextronics USA, in its sole discretion.

The following table sets forth the fiscal year 2007 compensation for our non-employee directors.

Director Summary Compensation in Fiscal Year 2007

				Change
				in Pension
				Value and
				Nonqualified
	Fees			Deferred
	Earned or	Stock	Option	Compensation	All Other
	Paid in Cash	Awards	Awards	Earnings	Compensation
Name	($)(1)	($)(2),(4)	($)(3),(4)	($)(5)	($)(6)	Total

Michael E. Marks	$45,000	$100,000	$2,938,568	$1,075,726	$1,579,019	$5,738,313
H. Raymond Bingham	$47,500	$100,000	$34,736	$—	$—	$182,236
James A. Davidson	$45,000	$100,000	$123,633	$—	$—	$268,633
Rockwell A. Schnabel	$41,097	$100,000	$33,945	$—	$—	$175,042
Ajay B. Shah	$51,403	$100,000	$34,736	$—	$—	$186,139
Richard Sharp	$45,000	$100,000	$112,605	$—	$—	$257,605
Lip-Bu Tan	$50,000	$100,000	$124,054	$—	$—	$274,054

(1)	This column reports the amount of cash compensation earned in 2007 for board and committee services.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of share bonus awards granted in 2007 in accordance with SFAS 123(R). As the share bonus awards were in the form of fully vested and non-forfeitable shares, fair value is the closing price of our ordinary shares on the date of grant.

(3)	The amounts in this column do not reflect compensation actually received by the non-employee directors nor do they reflect the actual value that will be recognized by the non-employee directors. Instead, the amounts reflect the compensation cost recognized by us in fiscal year 2007 for financial statement reporting purposes in accordance with SFAS 123(R) for stock options granted in and prior to fiscal year 2007. The amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. For information regarding the assumptions made in calculating the amounts reflected in this column for grants made in fiscal years 2007, 2006 and 2005, see the section entitled “Stock-Based Compensation” under Note 2 to our audited consolidated financial statements for the fiscal year ended March 31, 2007, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. For information regarding the assumptions made in calculating the amounts reflected in this column for grants made prior to fiscal year 2005, see the section entitled “Accounting for Stock-Based Compensation” under Note 2 to our audited consolidated financial statements for the respective fiscal years included in our Annual Report on Form 10-K for those respective fiscal years. Our non-employee directors have the following options outstanding as of the 2007 fiscal year-end: Mr. Bingham (37,500), Mr. Davidson (134,110), Mr. Schnabel (37,500), Mr. Shah (37,500), Mr. Sharp (212,500) and Mr. Tan (133,665). Mr. Marks has 6,987,500 options outstanding as of the 2007 fiscal year-end, including 6,975,000 options that were previously granted to him while he served as our Chief Executive Officer.

(4)	The grant-date fair value of share bonus awards and stock options granted to each non-employee director in fiscal year 2007 totals $166,268, of which $100,000 relates to share bonus awards and $66,268 relates to stock options. The grant-date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. For share bonus awards, fair value is the closing price of our ordinary shares on the date of grant. For stock options, the fair value is calculated using the Black-Scholes-Merton value on the grant date of $5.30 per option. The fair values of share bonus awards and option awards are accounted for in accordance with SFAS 123(R). For additional information on the valuation assumptions, see the section entitled “Stock-Based Compensation” under Note 2 of our audited consolidated financial statements for the fiscal year ended March 31, 2007, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the non-employee directors.

(5)	The amount in this column represents above-market earnings on the vested portion of Mr. Marks’ nonqualified deferred compensation account. On January 1, 2006, Mr. Marks retired from his position as our Chief Executive Officer and was appointed to serve as Chairman of our board of directors. While Mr. Marks was the Chief Executive Officer, we had established a supplemental executive retirement plan for Mr. Marks. Upon retirement, all amounts under this plan became fully vested and non-forfeitable. Above-market earnings represent the difference between market interest rates determined pursuant to SEC rules and earnings credited to Mr. Marks’ deferred compensation account.

(6)	Upon Mr. Marks’ retirement, Flextronics USA, agreed to provide Mr. Marks and his spouse medical and dental benefits for the remainder of their lives, provided however, that these benefits could be reduced to the extent, if any, that Mr. Marks receives comparable benefits from another employer. During fiscal year 2007, we paid $24,733 related to medical and dental benefits. We also made a lump-sum payment of $1,554,286 in July 2006 pursuant to the terms of Mr. Marks’ agreement with Flextronics USA dated November 30, 2005.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During our 2007 fiscal year, Mr. Bingham, Mr. Sharp and Mr. Schnabel each served as members of our Compensation Committee. None of our executive officers serves on the Compensation Committee. None of our directors has interlocking or other relationships with other boards, compensation committees or our executive officers that require disclosure under Item 407(e)(4) of Regulation S-K.

On December 18, 2006, we entered into a Reference Design License Agreement with SCRAM Technologies, Inc., which we refer to as “SCRAM”. Mr. Richard Sharp, a member of our board of directors, is a controlling shareholder and Chairman of the Board of Directors of SCRAM. Upon the signing of the license agreement, we paid $1 million to SCRAM as a technology license fee. In addition, under the terms of the license agreement, we will pay royalties on sales of modules that incorporate the SCRAM technology. As of July 30, 2007, we have not paid any royalties to SCRAM under the license agreement. The terms of the transaction were based on arms-length negotiations between us and SCRAM, and were approved by the Audit Committee of our board of directors. Mr. Sharp served on our Compensation Committee until January 11, 2007, when he was replaced by Mr. Schnabel.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of June 29, 2007, except as otherwise indicated, regarding the beneficial ownership of our ordinary shares by:

•	each shareholder known to us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our named executive officers;

•	each director; and

•	all executive officers and directors as a group.

Unless otherwise indicated, the address of each of the individuals named below is: c/o Flextronics International Ltd., One Marina Boulevard, #28-00, Singapore 018989.

Information in this table as to our directors and named executive officers is based upon information supplied by these individuals. Information in this table as to our greater than 5% shareholders is based solely upon the Schedules 13G filed by these shareholders with the SEC. Where information regarding shareholders is based on Schedules 13G, the number of shares owned is as of the date for which information was provided in such schedules.

Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Ordinary shares subject to options that are currently exercisable or exercisable within 60 days of June 29, 2007 and ordinary shares subject to share bonus awards that vest within 60 days of June 29, 2007 are deemed to be outstanding and to be beneficially owned by the person holding such awards for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

In the table below, percentage ownership is based on 608,793,802 ordinary shares outstanding as of June 29, 2007.

Name and Address of	Shares Beneficially Owned
Beneficial Owner	Number of Shares	Percent

5% Shareholders:
Entities associated with AXA Financial, Inc.(1)	75,457,262	12.39%
1290 Avenue of the Americas,
New York, NY 10104
Entities associated with FMR Corp.(2)	69,793,885	11.46
82 Devonshire Street,
Boston, MA 02109
Entities associated with Capital Group International, Inc.(3)	41,762,950	6.86
11100 Santa Monica Boulevard,
Los Angeles, CA 90025
Entities associated with Franklin Resources, Inc.(4)	36,637,486	6.02
One Franklin Parkway,
San Mateo, CA 94403
Wellington Management Company, LLP(5)	36,430,442	5.98
75 State Street, Boston, MA 02109
Capital Research and Management Company(6)	36,096,530	5.93
333 South Hope Street,
Los Angeles, CA 90071
Named Executive Officers and Directors:
Michael E. Marks(7)	9,801,675	1.59
Michael M. McNamara(8)	6,941,894	1.13
Richard L. Sharp(9)	3,228,806	*
Thomas J. Smach(10)	1,991,462	*
Nicholas E. Brathwaite(11)	1,285,717	*
Peter Tan(12)	680,875	*
Werner Widmann(13)	221,750	*
James A. Davidson(14)	172,888	*
Lip-Bu Tan(15)	126,627	*
Rockwell A. Schnabel(16)	59,375	*
Ajay B. Shah(17)	19,174	*
H. Raymond Bingham(18)	19,174	*
All executive officers and directors as a group (12 persons)(19)	23,274,842	3.72%

*	Less than 1%.

(1)	Based on information supplied by AXA Financial, Inc. in an amended Schedule 13G filed with the SEC on February 13, 2007. AXA Rosenberg Investment Management LLC is deemed to have sole voting power for 1,935,823 of these shares and sole dispositive power for 2,540,477 of these shares. AllianceBernstein is deemed to have sole voting power for 50,648,543 of these shares, shared voting power for 7,841,238 of these shares, sole dispositive power for 72,889,983 of these shares and shared dispositive power for 21,102 of these shares. AXA Equitable Life Insurance Company is deemed to have sole dispositive power for 5,700 of these shares. A majority of these shares are held by unaffiliated third-party client accounts managed by Alliance

Capital Management L.P., as investment adviser. Each of Alliance Capital Management L.P., AllianceBernstein and AXA Equitable Life Insurance Company is a subsidiary of AXA Financial, Inc.

(2)	Based on information supplied by FMR Corp. in an amended Schedule 13G filed with the SEC on February 14, 2007. FMR Corp., as a result of acting as an investment adviser, is deemed to beneficially own all of these shares. FMR Corp. is deemed to have sole voting power for 2,126,817 of these shares and sole dispositive power for 69,793,885 of these shares.

(3)	Based on information supplied by Capital Group International, Inc. in an amended Schedule 13G filed with the SEC on February 12, 2007. Capital Group International, Inc., as a result of being the parent holding company of a group of investment management companies, is deemed to have sole voting power for 31,037,100 of these shares and sole dispositive power for 41,762,950 of these shares. Capital Guardian Trust Company, a wholly owned subsidiary of Capital Group International, Inc., is deemed to have sole voting power for 27,981,000 of these shares and sole dispositive power for 38,285,950 of these shares.

(4)	Based on information supplied by Franklin Resources, Inc. in an amended Schedule 13G filed with the SEC on February 14, 2007. Templeton Global Advisors Limited is deemed to have sole voting and dispositive power for 16,019,987 of these shares and shared dispositive power for 307,710 of these shares. Templeton Investment Counsel, LLC is deemed to have sole voting and dispositive power for 6,839,770 of these shares. Franklin Templeton Investments Corp. is deemed to have sole voting power for 5,448,850 of these shares and sole dispositive power for 6,437,920 of these shares. Franklin Templeton Portfolio Advisors, Inc. is deemed to have sole voting and dispositive power for 2,548,536 of these shares. Franklin Templeton Investment Management Limited is deemed to have sole dispositive power for 2,373,150 of these shares. Templeton Capital Advisors Ltd. is deemed to have sole voting and dispositive power for 1,785,000 of these shares. Franklin Templeton Investments (Asia) Limited is deemed to have sole voting power for 165,830 of these shares and sole dispositive power for 219,400 of these shares. Franklin Templeton Investments Japan Limited is deemed to have sole voting and dispositive power for 57,930 of these shares. Templeton Asset Management Ltd. is deemed to have sole voting and dispositive power for 34,283 of these shares. Fiduciary Trust Company International is deemed to have sole voting and dispositive power for 13,800 of these shares. The securities are beneficially owned by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of Franklin Resources, Inc., including the investment management subsidiaries, which are listed above.

(5)	Based on information supplied by Wellington Management Company, LLP in an amended Schedule 13G filed with the SEC on February 14, 2007. Wellington Management Company, LLP, as a result of acting as an investment adviser, is deemed to have shared voting power for 17,151,120 of these shares and shared dispositive power for 36,344,742 of these shares.

(6)	Based on information supplied by Capital Research and Management Company in an amended Schedule 13G filed with the SEC on February 12, 2007. Capital Research and Management Company, as a result of acting as an investment adviser, is deemed to beneficially own all of these shares. Capital Research and Management Company is deemed to have sole voting power for 20,031,530 of these shares and sole dispositive power for 36,096,530 of these shares.

(7)	Includes 2,561,626 shares held by Epping Investment Holdings, LLC of which Mr. Marks and his spouse are managing members, 241,049 shares held by the Marks Family Trust, 24,000 shares held by a trust for Mr. Marks’s minor children and 6,975,000 shares subject to options exercisable within 60 days of June 29, 2007.

(8)	Includes 6,133,333 shares subject to options exercisable within 60 days of June 29, 2007.

(9)	Includes 1,981,279 shares held directly by RLS Trust of which Mr. Sharp is sole trustee. Also includes 480,000 shares beneficially owned by Bethany, LLC of which Mr. Sharp is a manager, and in which Mr. Sharp owns a 1% interest. Mr. Sharp disclaims beneficial ownership in the shares owned by Bethany, LLC except to the extent of his pecuniary interest arising from his partnership interest in Bethany, LLC. Also includes 438,985 shares held directly by RLS 2000 Charitable Remainder Unitrust of which Mr. Sharp is sole trustee, and 155,000 shares held directly by RLS 1998 Charitable Remainder Unitrust, of which Mr. Sharp is a co-trustee. Also includes 173,542 shares subject to options exercisable within 60 days of June 29, 2007.

(10)	Includes 1,778,333 shares subject to options exercisable within 60 days of June 29, 2007. Also includes 103,040 share units credited to Mr. Smach’s account under the Dii Group deferred compensation plan (which had been established by the Dii Group, which we acquired in 2000), which are payable in shares upon distribution from the plan. Mr. Smach may be deemed to have the right to acquire such shares within 60 days of June 29, 2007 because plan participants have the right to withdraw their plan balances (subject to a 10% withdrawal penalty and applicable tax withholdings).

(11)	Includes 1,242,299 shares subject to options exercisable within 60 days of June 29, 2007. Mr. Brathwaite ceased to be an executive officer on May 1, 2007.

(12)	Includes 658,875 shares subject to options exercisable within 60 days of June 29, 2007. Mr. Tan ceased to be an executive officer on March 31, 2007.

(13)	Includes 221,750 shares subject to options exercisable within 60 days of June 29, 2007.

(14)	Includes 45,740 shares held by the Davidson Living Trust of which Mr. Davidson is a trustee. Also includes 15,614 shares held by Silver Lake Technology Management, L.L.C. of which Mr. Davidson is Managing Director. Mr. Davidson disclaims beneficial ownership in the shares owned by Silver Lake Technology Management, L.L.C. except to the extent of his pecuniary interest arising from his interest in Silver Lake Technology Management, L.L.C. Also includes 5,000 shares held directly by Mr. Davidson, 94 shares held by The John Alexander Davidson 2000 Irrevocable Trust of which Mr. Davidson is a trustee and 106,440 shares subject to options exercisable within 60 days of June 29, 2007. Mr. Davidson received these options in connection with his service as a member of our Board. Under Mr. Davidson’s arrangements with respect to director compensation, these 106,440 shares issuable upon exercise of options are expected to be assigned by Mr. Davidson to Silver Lake Technology Management, L.L.C.

(15)	Includes 20,614 shares held by the Lip-Bu Tan and Ysa Loo, TTEES of which Mr. Tan is a co-trustee and 106,013 shares subject to options exercisable within 60 days of June 29, 2007.

(16)	Includes 9,375 shares subject to options exercisable within 60 days of June 29, 2007.

(17)	Includes 11,458 shares subject to options exercisable within 60 days of June 29, 2007.

(18)	Includes 11,458 shares subject to options exercisable within 60 days of June 29, 2007.

(19)	Includes 16,183,719 shares subject to options exercisable and 9,000 shares subject to share bonus awards that vest within 60 days of June 29, 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLANS

For information on securities authorized for issuance under our equity compensation plans, see Item 5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Review of Related Person Transactions

Our Code of Business Conduct and Ethics provides guidance for addressing actual or potential conflicts of interests, including those that may arise from transactions and relationships between us and our executive officers or directors. In addition, in order to formalize our policies and procedures for the review, approval or ratification, and disclosure of related person transactions, our board of directors adopted a Statement of Policy with Respect to Related Person Transactions. The policy generally provides that the Audit Committee (or another committee comprised solely of independent directors) will review, approve in advance or ratify, all related person transactions between us and any director, any nominee for director, any executive officer, any beneficial owners of more than 5% of our ordinary shares or any immediate family member of any of the foregoing individuals. Under the policy, some ordinary course transactions or relationships are not required to be reviewed, approved or ratified by the applicable board committee, including, among other things, the following transactions:

•	transactions involving less than $25,000 for any individual related person;

•	compensation arrangements with directors and executive officers resulting solely from their service on the board or as executive officers, so long as such arrangements are disclosed in our filings with the SEC or, if not required to be disclosed, are approved by the Compensation Committee; and

•	indirect interests arising solely from a related person’s service as a director and/or owning, together with all other related persons, directly or indirectly, less than a 10% beneficial ownership interest in a third party (other than a partnership) which has entered into or proposes to enter into a transaction with us.

We have various procedures in place to identify potential related person transactions, and the Audit Committee works with our management and our Office of General Counsel in reviewing and considering whether any identified transactions or relationships are covered by the policy. Our Statement of Policy with Respect to Related Person Transactions is included in our Guidelines with Regard to Certain Governance Matters, a copy of which is available along with a copy of our Code of Business Conduct and Ethics on our website at www.flextronics.com/en/Investors/CorporateGovernance/tabid/67/Default.aspx.

Transactions with Related Persons

Other than compensation agreements and other arrangements, which are described under the sections entitled “Executive Compensation” beginning on page 15 and “Non-Management Directors’ Compensation for Fiscal Year 2007” beginning on page 26 and the transactions described below, during fiscal year 2007, there was not, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:

•	in which the amount involved exceeded or will exceed $120,000; and

•	in which any director, nominee, executive officer, holder of more than 5% of our ordinary shares or any member of their immediate family had or will have a direct or indirect material interest.

Loans to Executive Officers

Nicholas E. Brathwaite.  On May 31, 2003, Flextronics USA loaned $2,839,454 to Mr. Brathwaite prior to the time Mr. Brathwaite became an executive officer. Mr. Brathwaite executed a Secured Full Recourse Promissory Note, a Second Deed of Trust and a Loan and Security Agreement in favor of Flextronics USA that bear interest at a rate of 1.49% per year. On December 13, 2005, prior to the time that Mr. Brathwaite became an executive officer, this loan was amended to extend the maturity date from December 31, 2005 to December 31, 2007. The outstanding balance of this loan as of March 31, 2007 was $2,995,463 (consisting of $2,839,454 in principal and $156,009 in accrued interest), which is the largest aggregate amount of indebtedness outstanding during fiscal year 2007.

Glouple.  In connection with an investment partnership of our executive officers, Glouple Ventures LLC, from July 2000 through December 2001, one of our subsidiaries, Flextronics International, NV, loaned the following amounts (inclusive of interest accrued through March 31, 2007) to each of Messrs. McNamara, Smach and Brathwaite:

Date	Amount of Loan	Interest Rate

July 2000	$331,662	6.40%
August 2000	217,046	6.22
November 2000	1,063,748	6.09
August 2001	160,495	5.72
November 2001	123,623	5.05
December 2001	35,464	5.05

The loans were evidenced by promissory notes executed by each of Messrs. McNamara, Smach and Brathwaite in favor of Flextronics International, NV. The loans bear interest at the rates indicated above and mature on August 15, 2010. As of March 31, 2007, the remaining aggregate outstanding balance of the indebtedness of each executive was $1,932,038, including accrued interest, which is the largest aggregate amount of indebtedness outstanding during fiscal year 2007.

Investment by Silver Lake

In March 2003, we issued $195.0 million aggregate principal amount of our Zero Coupon Convertible Junior Subordinated Notes due 2008 to funds affiliated with Silver Lake. In connection with the issuance of the Notes, we appointed James A. Davidson, a co-founder and managing director of Silver Lake, to our board of directors. In July 2006, we entered into an agreement with the Silver Lake noteholders to, among other things (i) extend the maturity date of the Notes to July 31, 2009 and (ii) provide for net share settlement of the Notes upon maturity. The Notes may no longer be converted or redeemed prior to maturity, other than in connection with certain change of control transactions, and upon maturity will be net share settled by the payment of cash equal to the face amount of the Notes and the issuance of shares with a value equal to any conversion value in excess of the face amount of the Notes. The terms of the transaction were based on arms’-length negotiations between us and Silver Lake, and were approved by our board of directors as well as by the Audit Committee of the board of directors.

Sale of Software Development and Solutions Business

In September 2006, we completed the sale of our Software Development and Solutions business to Software Development Group (now known as Aricent Inc.), an affiliate of Kohlberg Kravis Roberts & Co., which is referred to below as KKR. We received aggregate cash payments of approximately $688.5 million, an eight-year $250.0 million face value promissory note with an initial 10.5% paid-in-kind interest coupon fair valued at approximately $204.9 million, and retained a 15% ownership interest in Aricent, fair valued at approximately $57.1 million. Mr. Michael E. Marks, our Chairman of the Board, was a member of KKR at the time of the transaction. The terms of the transaction were based on arms’-length negotiations between us and KKR, and were approved by an independent committee of our board of directors as well as by the Audit Committee of the board of directors.

License Agreement with SCRAM Technologies, Inc.

On December 18, 2006, we entered into a Reference Design License Agreement with SCRAM Technologies, Inc., which we refer to as “SCRAM”. Mr. Richard Sharp, a member of our board of directors, is a controlling shareholder and Chairman of the Board of Directors of SCRAM. Upon the signing of the license agreement, we paid $1 million to SCRAM as a technology license fee. In addition, under the terms of the license agreement, we will pay royalties on sales of modules that incorporate the SCRAM technology. As of July 30, 2007, we have not paid any royalties to SCRAM under the license agreement. The terms of the transaction were based on arms-length negotiations between us and SCRAM, and were approved by the Audit Committee of our board of directors.

DIRECTOR INDEPENDENCE

To assist our board of directors in determining independence, the board has adopted Director Independence Guidelines, which incorporate Nasdaq’s definition of independence. Our board has determined that each of our directors is an independent director as defined by the applicable rules of Nasdaq and our Director Independence Guidelines, other than Messrs. McNamara, Marks and Sharp. Under the Nasdaq definition and our Director Independence Guidelines, a director is independent only if the board determines that the director does not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, under the Nasdaq definition and our Director Independence Guidelines, a director will not be independent if the director has certain disqualifying relationships. In evaluating independence, the board broadly considers all relevant facts and circumstances. Our Director Independence Guidelines are included in our Guidelines with Regard to Certain Governance Matters, a copy of which is available on our website at www.flextronics.com/en/Investors/CorporateGovernance/tabid/67/Default.aspx.

In evaluating the independence of our independent directors, the board considered certain transactions, relationships and arrangements between us and various third parties with which certain of the our independent directors are affiliated, and determined that such transactions, relationships and arrangements did not interfere with such directors’ exercise of independent judgment in carrying out their responsibilities as directors. In addition to the information set forth under the section entitled “Certain Relationships and Related Person Transactions —

Transactions with Related Persons” beginning on page 33, these transactions, relationships and arrangements were as follows:

•	Mr. H. Raymond Bingham, a member of our board of directors, was a non-management director until December 2006, of Freescale Semiconductor, Inc. (of which Mr. Bingham beneficially owns less than 1%), which is a supplier of our company, and Mellanox Technologies (of which Mr. Bingham beneficially owns less than 1%), which is a customer of our company. Mr. Bingham is a non-management director of STMicroelectronics, which is a supplier of our company, and Oracle Corporation (of which Mr. Bingham beneficially owns less than 1%), which is an IT supplier of our company. In addition, Mr. Bingham is a Managing Director of General Atlantic LLC, a private equity firm. In connection with his position as Managing Director of General Atlantic LLC, Mr. Bingham is a non-management director and/or indirect beneficial owner of certain portfolio companies of General Atlantic LLC, which are customers and/or suppliers of our company. Sales to or purchases from each of these other organizations were made in the ordinary course of business and amounted to less than the greater of $1,000,000 or 2% of the recipient company’s gross revenues during the most recent fiscal year of that company, except that purchases from STMicroelectronics accounted for approximately 2.1% of the gross revenues for STMicroelectronics during the most recent fiscal year of that company.

•	Mr. James A. Davidson, a member of our board of directors, is a co-founder and managing director of Silver Lake, a private equity investment firm, and in connection with his position as managing director, Mr. Davidson is a non-management director and/or indirect beneficial owner of certain portfolio companies of affiliated funds of Silver Lake, which are customers and/or suppliers of our company. Sales to or purchases from each of these other organizations were made in the ordinary course of business and amounted to less than the greater of $1,000,000 or 2% of the recipient company’s gross revenues during the most recent fiscal year of that company, except that purchases from one portfolio company, Avago Technologies Limited, accounted for approximately 2.3% of the gross revenues of Avago Technologies Limited during the most recent fiscal year of that company.

•	Mr. Ajay Shah, a member of our board of directors, is the Managing Partner of Shah Capital Partners, L.P., a technology focused private equity firm, and Manager of Shah Management LLC, a related entity. In connection with his position as Managing Partner of Shah Capital Partners and Manager of Shah Management LLC, Mr. Shah is a non-management director and/or indirect beneficial owner of certain portfolio companies of Shah Capital Partners and Shah Management LLC, which are customers and/or suppliers of our company. Sales to or purchases from each of these other organizations were made in the ordinary course of business and amounted to less than the greater of $1,000,000 or 2% of the recipient company’s gross revenues during the most recent fiscal year of that company. Mr. Shah is also a Managing Director of Silver Lake Sumeru, a private equity fund within Silver Lake.

•	Mr. Lip-Bu Tan, a member of our board of directors, is a non-management director and less than 1% beneficial owner of each of Cadence Design Systems, Inc. and Integrated Silicon Solutions, Inc., which are customers or suppliers of our company. In addition, Mr. Tan is the founder and Chairman of Walden International, a venture capital fund. In connection with his position as Chairman of Walden International, Mr. Tan is a non-management director/observer and/or indirect beneficial owner of certain portfolio companies of Walden International, which are customers and/or suppliers of our company. Sales to or purchases from each of these other organizations were made in the ordinary course of business and amounted to less than the greater of $1,000,000 or 2% of the recipient company’s gross revenues during the most recent fiscal year of that company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are the aggregate fees billed by our principal accounting firm, Deloitte & Touche LLP, a member firm of Deloitte Touche Tohmatsu, and their respective affiliates for the services performed during fiscal years 2007 and 2006. All audit and permissible non-audit services reflected in the fees below were pre-approved by our Audit Committee in accordance with established procedures.

	Fiscal Year
	2007	2006
	(In millions)

Audit Fees	$7.7	$7.0
Audit-Related Fees	0.3	2.2
Tax Fees	1.2	1.1
All Other Fees	—	—

Total	$9.2	$10.3

Audit Fees consist of fees for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K (including services incurred with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002) and the review of our quarterly consolidated financial statements included in our Quarterly Reports on Form 10-Q. These fees include fees for services that are normally incurred in connection with statutory and regulatory filings or engagements, such as comfort letters, statutory audits, consents and review of documents filed with the SEC.

Audit-Related Fees consist of fees for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and not included in Audit Fees. In fiscal year 2006, these fees related primarily to assurance services performed in conjunction with the divestitures of our Network Services and Semiconductor divisions, and the pending divestiture of our Software Development and Solutions business.

Tax Fees consist of fees for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, tax consultation and tax planning services.

All Other Fees consist of fees for professional services rendered by our independent registered public accounting firm for permissible non-audit services, if any. We did not incur fees under this category during fiscal years 2007 and 2006.

Audit Committee Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee has determined that the provision of non-audit services under appropriate circumstances may be compatible with maintaining the independence of Deloitte & Touche LLP, and that all such services provided by Deloitte & Touche LLP to us in the past were compatible with maintaining such independence. The Audit Committee is sensitive to the concern that some non-audit services, and related fees, could impair independence and the Audit Committee believes it important that independence be maintained. However, the Audit Committee also recognizes that in some areas, services that are identified by the relevant regulations as “tax fees” or “other fees” are sufficiently related to the audit work performed by Deloitte & Touche LLP that it would be highly inefficient and unnecessarily expensive to use a separate firm to perform those non-audit services. The Audit Committee intends to evaluate each such circumstance on its own merits, and to approve the performance of non-audit services where it believes efficiency can be obtained without meaningfully compromising independence.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this annual report on Form 10-K/A.

3. Exhibits.  The following exhibits are filed with this annual report on Form 10-K/A:

				Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Herewith

2.01		Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
2.02		Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04
3.01	*	Memorandum of Association, as amended.
3.02		Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01		U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1
4.02		Indenture dated as of May 8, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04
4.03		Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.03
4.04		Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01
4.05		Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.04
4.06		Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

				Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Herewith

4.07		Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Bank of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01
4.08		Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.	8-K	000-23354	11-19-04	4.1
4.09		Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
4.10		First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1
10.01		Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01
10.02		Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.03		Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.04		Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05		Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	*	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†
10.07		Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.08		Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	*	Registrant’s 2004 Award Plan for New Employees, as amended.
10.10		Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08

				Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Herewith

10.11		Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09
10.12		Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.13		Supplemental Contingent Share Award Agreement dated August 17, 2004 by and between Michael E. Marks and the Registrant.†	10-Q	333-120291	11-08-04	10.01
10.14		Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.15		Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.16		Award agreement for Peter Tan†	8-K	000-23354	07-13-05	10.05
10.17		Compensation arrangement between the Registrant and Michael McNamara and Thomas J. Smach†	8-K	000-23354	12-23-05	10.03
10.18		Compensation arrangement between the Registrant and Michael McNamara, Thomas J. Smach and Peter Tan†	8-K	000-23354	04-21-06	10.01
10.19		Agreement, dated as of November 30, 2005, between Michael Marks and Flextronics International USA, Inc.†	8-K	000-23354	12-01-05	10.01
10.20		Flextronics International USA, Inc. Amended & Restated Senior Executive Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.01
10.21		Flextronics International USA, Inc. Amended & Restated Special Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.02
10.22		Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005†	8-K	000-23354	07-07-06	10.01
10.23		Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006†	8-K	000-23354	07-07-06	10.02
10.24		Compensation Arrangement between Flextronics International Ltd. and Werner Widmann†	10-Q	000-23354	08-08-06	10.03
10.25		Award Agreement for Nicholas Brathwaite Deferred Compensation Plan, dated as of July 8, 2005†	10-Q	000-23354	08-08-06	10.04
10.26		Compensation Arrangement between Flextronics International Ltd. and Nicholas Brathwaite†	10-Q	000-23354	08-08-06	10.05
10.27		Compensation Arrangement between Flextronics International Ltd. and Michael McNamara, Thomas J. Smach, Nicholas Brathwaite, Peter Tan and Werner Widmann†	8-K	000-23354	08-24-06	10.01
10.28		Summary of Directors’ Compensation†	8-K	000-23354	10-11-06	10.02
10.29		Amendment to Award Agreement for Werner Widmann Deferred Compensation Plan, dated November 27, 2006†	10-Q	000-23354	02-07-07	10.01
10.30	*	Separation Deed between Flextronics International Ltd., Flextronics International Asia-Pacific Ltd., Flextronics Technology (Singapore) Pte Ltd. and Peter Tan, effective as of March 31, 2007†

Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Herewith

10.31	*	Compensation Arrangements of Executive Officers of Flextronics International Ltd.
21.01	*	Subsidiaries of Registrant.
23.01	*	Consent of Independent Registered Public Accounting Firm.
24.01	*	Power of Attorney
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
32.01	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.02	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

†	Management contract, compensatory plan or arrangement.

*	Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flextronics International Ltd.

By:	/s/ MICHAEL M. MCNAMARA
Michael M. McNamara
Chief Executive Officer

Date: July 30, 2007

EXHIBIT INDEX

				Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Herewith

2.01		Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
2.02		Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04
3.01	*	Memorandum of Association, as amended.
3.02		Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01		U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1
4.02		Indenture dated as of May 8, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04
4.03		Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.03
4.04		Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01
4.05		Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.04
4.06		Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

				Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Herewith

4.07		Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Bank of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01
4.08		Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.	8-K	000-23354	11-19-04	4.1
4.09		Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
4.10		First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1
10.01		Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01
10.02		Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.03		Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.04		Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05		Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	*	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†
10.07		Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.08		Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	*	Registrant’s 2004 Award Plan for New Employees, as amended.
10.10		Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08

				Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Herewith

10.11		Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09
10.12		Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.13		Supplemental Contingent Share Award Agreement dated August 17, 2004 by and between Michael E. Marks and the Registrant.†	10-Q	333-120291	11-08-04	10.01
10.14		Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.15		Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.16		Award agreement for Peter Tan†	8-K	000-23354	07-13-05	10.05
10.17		Compensation arrangement between the Registrant and Michael McNamara and Thomas J. Smach†	8-K	000-23354	12-23-05	10.03
10.18		Compensation arrangement between the Registrant and Michael McNamara, Thomas J. Smach and Peter Tan†	8-K	000-23354	04-21-06	10.01
10.19		Agreement, dated as of November 30, 2005, between Michael Marks and Flextronics International USA, Inc.†	8-K	000-23354	12-01-05	10.01
10.20		Flextronics International USA, Inc. Amended & Restated Senior Executive Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.01
10.21		Flextronics International USA, Inc. Amended & Restated Special Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.02
10.22		Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005†	8-K	000-23354	07-07-06	10.01
10.23		Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006†	8-K	000-23354	07-07-06	10.02
10.24		Compensation Arrangement between Flextronics International Ltd. and Werner Widmann†	10-Q	000-23354	08-08-06	10.03
10.25		Award Agreement for Nicholas Brathwaite Deferred Compensation Plan, dated as of July 8, 2005†	10-Q	000-23354	08-08-06	10.04
10.26		Compensation Arrangement between Flextronics International Ltd. and Nicholas Brathwaite†	10-Q	000-23354	08-08-06	10.05
10.27		Compensation Arrangement between Flextronics International Ltd. and Michael McNamara, Thomas J. Smach, Nicholas Brathwaite, Peter Tan and Werner Widmann†	8-K	000-23354	08-24-06	10.01
10.28		Summary of Directors’ Compensation†	8-K	000-23354	10-11-06	10.02
10.29		Amendment to Award Agreement for Werner Widmann Deferred Compensation Plan, dated November 27, 2006†	10-Q	000-23354	02-07-07	10.01
10.30	*	Separation Deed between Flextronics International Ltd., Flextronics International Asia-Pacific Ltd., Flextronics Technology (Singapore) Pte Ltd. and Peter Tan, effective as of March 31, 2007†

Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Herewith

10.31	*	Compensation Arrangements of Executive Officers of Flextronics International Ltd.
21.01	*	Subsidiaries of Registrant.
23.01	*	Consent of Independent Registered Public Accounting Firm.
24.01	*	Power of Attorney
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
32.01	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.02	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

†	Management contract, compensatory plan or arrangement.

*	Previously Filed