Form 10-Q
period 2007-06-29
FLEXTRONICS INTERNATIONAL LTD.
filed 2007-08-08
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 3, 2007, there were 609,297,816 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore
     We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of June 29, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 29, 2007 and June 30, 2006. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 25, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 8, 2007

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 29, 2007	March 31, 2007
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$769,952	$714,525
Accounts receivable, net of allowance for doubtful accounts of $17,174 and $17,074 as of June 29, 2007 and March 31, 2007, respectively	1,936,524	1,754,705
Inventories	2,514,877	2,562,303
Deferred income taxes	11,453	11,105
Other current assets	672,930	548,409

Total current assets	5,905,736	5,591,047
Property and equipment, net of accumulated depreciation of $1,487,865 and $1,429,142 as of June 29, 2007 and March 31, 2007, respectively	2,008,657	1,998,706
Deferred income taxes	660,591	669,898
Goodwill	3,063,890	3,076,400
Other intangible assets, net	218,873	187,920
Other assets	852,343	817,403

Total assets	$12,710,090	$12,341,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$5,960	$8,385
Accounts payable	3,684,001	3,440,845
Accrued payroll	226,660	215,593
Other current liabilities	778,086	823,245

Total current liabilities	4,694,707	4,488,068
Long-term debt and capital lease obligations, net of current portion	1,483,059	1,493,805
Other liabilities	234,386	182,842
Commitments and contingencies (Note K)
Shareholders’ equity
Ordinary shares, no par value; 608,793,802 and 607,544,548 shares issued and outstanding as of June 29, 2007 and March 31, 2007, respectively	5,935,650	5,923,799
Retained earnings	374,147	267,200
Accumulated other comprehensive loss	(11,859)	(14,340)

Total shareholders’ equity	6,297,938	6,176,659

Total liabilities and shareholders’ equity	$12,710,090	$12,341,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 29, 2007	June 30, 2006
	(In thousands, except per share
	amounts)
	(Unaudited)

Net sales	$5,157,026	$4,059,143
Cost of sales (including $999 and $620 of stock-based compensation expense for the three-month periods ended June 29, 2007 and June 30, 2006, respectively)	4,866,454	3,823,147
Restructuring charges	9,753	—

Gross profit	280,819	235,996
Selling, general and administrative expenses (including $7,726 and $6,440 of stock-based compensation expense for the three-month periods ended June 29, 2007 and June 30, 2006, respectively)	146,588	119,135
Intangible amortization	16,675	7,228
Restructuring charges	921	—
Other income, net	(9,309)	—
Interest and other expense, net	15,568	29,200

Income from continuing operations before income taxes	110,376	80,433
Provision for income taxes	3,429	4,746

Income from continuing operations	$106,947	$75,687
Income from discontinued operations, net of tax	—	8,816

Net income	$106,947	$84,503

Earnings per share:
Income from continuing operations:
Basic	$0.18	$0.13

Diluted	$0.17	$0.13

Income from discontinued operations:
Basic	$—	$0.02

Diluted	$—	$0.02

Net income:
Basic	$0.18	$0.15

Diluted	$0.17	$0.14

Weighted-average shares used in computing per share amounts:
Basic	608,484	578,466

Diluted	615,541	586,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 29, 2007	June 30, 2006
	(In thousands)
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,947	$84,503
Depreciation and amortization charges	87,749	81,101
Changes in working capital and other, net of effect of acquisitions	(50,091)	(263,480)

Net cash provided by (used in) operating activities	144,605	(97,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(71,889)	(82,480)
Acquisition of businesses, net of cash acquired	(2)	(90,863)
Proceeds from divestitures of operations	5,490	—
Other investments and notes receivable, net	(25,425)	5,738

Net cash used in investing activities	(91,826)	(167,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	1,385,437	1,889,138
Repayments of bank borrowings, long-term debt and capital lease obligations	(1,390,686)	(1,676,429)
Net proceeds from issuance of ordinary shares	3,009	3,008

Net cash provided by (used in) financing activities	(2,240)	215,717

Effect of exchange rates on cash	4,888	(7,386)

Net increase (decrease) in cash and cash equivalents	55,427	(57,150)
Cash and cash equivalents, beginning of period	714,525	942,859

Cash and cash equivalents, end of period	$769,952	$885,709

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of businesses financed with seller notes	$—	$152,870
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
     In September 2006, the Company completed the sale of its Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). The results of operations for the Software Development and Solutions business are included in discontinued operations in the condensed consolidated financial statements. Refer to Note M, “Discontinued Operations” for further details.
     On June 4, 2007, the Company entered into a definitive agreement to acquire Solectron Corporation (“Solectron”) in a cash and stock transaction preliminarily valued at $3.7 billion, including estimated transaction related costs. Refer to the discussion of the Company’s definitive agreement with Solectron in Note L, “Acquisitions and Divestitures.”
NOTE B — SUMMARY OF ACCOUNTING POLICIES
  Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2007 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2008.
     The Company’s fiscal fourth quarter and year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each respective calendar quarter. The third fiscal quarter ends on December 31.
     Amounts included in the condensed consolidated financial statements are expressed in U.S. dollars unless otherwise designated.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a minority interest for the ownership interest of the minority owner. As of June 29, 2007 and March 31, 2007, minority interest was not material. The associated minority owners’ interest in the income or losses of these companies has not been material to the Company’s results of operations for the three-month periods ended June 29, 2007 and June 30, 2006, and has been classified, as applicable, within income from discontinued operations or as interest and other expense, net, in the condensed consolidated statements of operations.
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
   Revenue Recognition
     The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. The Company makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to the condensed consolidated financial statements for the three-month periods ended June 29, 2007 and June 30, 2006.
     The Company provides services for its customers that range from contract design to original product design to repair services. The Company recognizes service revenue when the services have been performed and the related costs are expensed as incurred. Net sales for services from continuing operations were less than 10% of the Company’s total sales from continuing operations during the three-month periods ended June 29, 2007 and June 30, 2006, and accordingly, are included in net sales in the condensed consolidated statements of operations.
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
   Inventories
     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	June 29, 2007	March 31, 2007
	(In thousands)
Raw materials	$1,390,010	$1,338,613
Work-in-progress	528,348	602,629
Finished goods	596,519	621,061

	$2,514,877	$2,562,303

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
   Purchase Accounting
     The Company has actively pursued business and asset acquisitions, which are accounted for using the purchase method of accounting. The fair value of the net assets acquired and the results of the acquired businesses are included in the Company’s condensed consolidated financial statements from the acquisition dates forward. Under the purchase method of accounting, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. Additionally, the Company may be required to recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions.
     The Company estimates the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time and other estimates that management believes are reasonable. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material impact on the Company’s condensed consolidated operating results or financial condition.

     Goodwill and Other Intangibles
     Goodwill of the Company’s reporting units is tested for impairment each year as of January 31st and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available that is regularly reviewed by management. For purposes of the annual goodwill impairment evaluation, as of January 31, 2007 the Company had a single reporting unit: Electronics Manufacturing Services. If the carrying amount of this reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. Further, to the extent the carrying amount of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired.
     The following table summarizes the activity in the Company’s goodwill account during the three-month period ended June 29, 2007:

Amount
(In thousands)
Balance, beginning of the year	$3,076,400
Purchase accounting adjustments (1)	(16,831)
Foreign currency translation adjustments	4,321

Balance, end of the year	$3,063,890

(1)
Includes adjustments and reclassifications resulting from management’s final review of the valuation of tangible and identifiable intangible assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective period of acquisition, based on management’s estimates, of which approximately $11.9 million was attributable to the Company’s November 2006 acquisition of International DisplayWorks, Inc. (“IDW”). The remaining amount was primarily attributable to other immaterial purchase accounting adjustments and divestitures that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note L, “Acquisitions and Divestitures.”

     The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. Intangible assets are comprised of customer-related intangibles, which primarily include contractual agreements and customer relationships; and licenses and other intangibles, which is primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Customer-related intangibles are amortized on a straight-line basis generally over a period of up to eight years, and licenses and other intangibles over a period of up to five years. No residual value is estimated for any intangible assets. During the three-month period ended June 29, 2007, there were approximately $42.0 million of additions to intangible assets related to customer-related intangibles and approximately $5.1 million related to acquired licenses. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on management’s estimates of cash flow and recoverability. The Company is in the process of determining the fair value of intangible assets acquired in certain historical business combinations. Such valuations will be completed within one year of purchase. The components of acquired intangible assets are as follows:

	As of June 29, 2007			As of March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)
Intangible assets:
Customer-related	$273,938	$(103,514)	$170,424	$211,196	$(69,000)	$142,196
Licenses and other	59,263	(10,814)	48,449	74,864	(29,140)	45,724

Total	$333,201	$(114,328)	$218,873	$286,060	$(98,140)	$187,920

     Total intangible amortization expense recognized from continuing operations was $16.7 million and $7.2 million during the three-month periods ended June 29, 2007 and June 30, 2006, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2008 (1)	$35,730
2009	44,316
2010	42,036
2011	36,635
2012	27,280
Thereafter	32,876

Total amortization expense	$218,873

(1)	Represents estimated amortization for the nine-month period ending March 31, 2008.
  Derivative Instruments and Hedging Activities
     All derivative instruments are recognized on the condensed consolidated balance sheet at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is measured quarterly based on a regression of the spot rates for the notional currency pairs underlying the derivative instrument for the prior 30 month period. The effective portion of changes in the fair value of the derivative instrument, excluding changes in fair value attributable to time value, is recognized in shareholders’ equity as a separate component of accumulated other comprehensive income and recognized in the condensed consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, together with changes in fair value attributable to time value, are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.
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
     As of June 29, 2007 and March 31, 2007, the Company’s investments in non-majority owned companies totaled $246.5 million and $250.5 million, respectively, of which $119.0 million and $122.9 million, respectively, were accounted for using the equity method. The associated equity in the earnings or losses of these equity method investments has not been material to the Company’s condensed consolidated results of operations for the three-month periods ended June 29, 2007 and June 30, 2006, and has been classified as a component of interest and other expense, net in the condensed consolidated statement of operations. As of June 29, 2007 and March 31, 2007, notes receivable from these non-majority owned investments totaled $353.9 million and $343.9 million, respectively, of which $123.9 million and $121.7 million, respectively, was due from an investment accounted for using the equity method.
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
  Recent Accounting Pronouncements
     In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and was adopted by the Company in the first quarter of fiscal year 2008. The adoption of SFAS 156 did not have a material impact on the Company’s condensed consolidated results of operations, financial condition and cash flows.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and was adopted by the Company in the first quarter of fiscal year 2008.
     The Company did not recognize any adjustments to its liability for unrecognized tax benefits as a result of the implementation of FIN 48 other than to reclassify $65.0 million from other current liabilities to other liabilities as required by the Interpretation. As of April 1, 2007 the Company had approximately $66.0 million of unrecognized tax benefits, substantially all of which, if recognized, would affect its tax expense. The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations. Although the amount of these adjustments cannot be reasonably estimated at this time, the Company is not currently aware of any material impact on its condensed consolidated results of operations and financial condition.
     The Company and its subsidiaries file federal, state and local income tax returns in multiple jurisdictions around the world. With a few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2000.
     The Company has elected to include estimated interest and penalties on its tax liabilities as a component of tax expense. Estimated interest and penalties recognized in the condensed consolidated balance sheet and condensed consolidated statement of operations were not significant.

NOTE C — STOCK-BASED COMPENSATION
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) under the modified prospective transition method. As of June 29, 2007, the Company grants equity compensation awards to acquire the Company’s ordinary shares from three plans, which are referred to as the Company’s equity compensation plans below. For further discussion of these Plans, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
  Determining Fair Value
     The fair value of options granted to employees under the Company’s equity compensation plans during the three-month periods ended June 29, 2007 and June 30, 2006 was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended
	June 29, 2007	June 30, 2006
Expected term	4.6 years	4.9 years
Expected volatility	35.3%	40.3%
Expected dividends	0.0%	0.0%
Risk-free interest rate	4.5%	4.9%
Weighted-average fair value	$4.10	$4.55
Stock-Based Compensation Expense
     As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.
     During the three-month period ended June 29, 2007, the Company capitalized approximately $604,000 of stock-based compensation as part of inventory. As of June 29, 2007, the total compensation cost related to unvested stock options granted to employees under the Company’s equity compensation plans but not yet recognized was approximately $52.3 million, net of estimated forfeitures of $3.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years, and will be adjusted for subsequent changes in estimated forfeitures. As of June 29, 2007, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $49.0 million, net of estimated forfeitures of approximately $2.3 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 3.4 years, and will be adjusted for subsequent changes in estimated forfeitures.
     In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three-month periods ended June 29, 2007 and June 30, 2006, the Company did not recognize any excess tax benefits as a financing cash inflow related to its equity compensation plans.
  Stock-Based Awards Activity
     The following is a summary of option activity for the Company’s equity compensation plan’s, excluding unvested share bonus awards, during the three-month period ended June 29, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term in Years	Intrinsic Value
Outstanding as of March 31, 2007	51,821,915	$11.63
Granted	1,036,300	11.15
Exercised	(393,750)	7.64
Forfeited	(716,519)	10.70

Outstanding as of June 29, 2007	51,747,946	$11.67	6.43	$50,493,106

Vested and expected to vest as of June 29, 2007	51,096,063	$11.67	6.40	$50,406,133

Exercisable as of June 29, 2007	36,838,874	$12.12	5.77	$40,607,590

     The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company’s ordinary shares determined as of the time of option exercise) under the Company’s equity compensation plans was $1.5 million and $2.7 million during the three-month periods ended June 29, 2007 and June 30, 2006, respectively.
     Cash received from option exercises under all equity compensation plans was $3.0 million for both the three-month periods ended June 29, 2007 and June 30, 2006.
     The following table summarizes share bonus award activity for the Company’s equity compensation plans during the three-month period ended June 29, 2007:

		Weighted
		Ave rage
	Number of	Grant-Date
	Shares	Fair Value
Unvested share bonus awards as of March 31, 2007	4,332,500	$8.11
Granted	2,385,000	11.27
Vested	(855,504)	7.20
Forfeited	(253,500)	8.41

Unvested share bonus awards as of June 29, 2007	5,608,496	$9.58

     Of the 2.4 million unvested share bonus awards granted under the Company’s equity compensation plans during the three-month period ended June 29, 2007, 1,162,500 were granted to certain key employees whereby vesting is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals over periods ranging between three to five years. Management currently believes that achievement of these longer-term goals is probable. Compensation expense for share bonus awards with both a service and performance condition is being recognized on a graded attribute basis over the respective requisite contractual or derived service period of the awards.
     The total fair value of shares vested under the Company’s equity compensation plans was $9.5 million and $138,000 during the three-month periods ending June 29, 2007 and June 30, 2006, respectively.

NOTE D — EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), requires entities to present both basic and diluted earnings per share. Basic earnings per share exclude dilution and is calculated by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.
     Diluted earnings per share reflect the potential dilution from stock options, share bonus awards and convertible securities. The potential dilution from stock options exercisable into ordinary share equivalents and share bonus awards was calculated using the treasury stock method based on the average fair market value of the Company’s ordinary shares for the period. The potential dilution from the conversion spread (excess of conversion value over face value) of the Subordinated Notes convertible into ordinary share equivalents was calculated as the quotient of the conversion spread and the average fair market value of the Company’s ordinary shares for the period.
     The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share from continuing operations:

	Three-Month Periods Ended
	June 29, 2007	June 30, 2006
	(In thousands, except per share
	amounts)
Basic earnings from continuing operations per share:
Income from continuing operations	$106,947	$75,687
Shares used in computation:
Weighted-average ordinary shares outstanding	608,484	578,466

Basic earnings from continuing operations per share	$0.18	$0.13

Diluted earnings from continuing operations per share:
Income from continuing operations	$106,947	$75,687
Shares used in computation:
Weighted-average ordinary shares outstanding	608,484	578,466
Weighted-average ordinary share equivalents from stock options and awards (1)	5,890	6,683
Weighted-average ordinary share equivalents from convertible notes (2)	1,167	856

Weighted-average ordinary shares and ordinary share equivalents outstanding	615,541	586,005

Diluted earnings from continuing operations per share	$0.17	$0.13

(1)
Ordinary share equivalents from stock options to purchase approximately 38.3 million and 41.5 million shares outstanding during the three-month periods ended June 29, 2007 and June 30, 2006, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)
The principal amount of the Company’s Zero Coupon Convertible Junior Subordinated Notes will be settled in cash, and the conversion spread (excess of conversion value over face value), if any, will be settled by issuance of shares upon maturity. Approximately 1.2 million and 856,000 ordinary share equivalents from the conversion spread have been included as common stock equivalents during the three-month periods ended June 29, 2007 and June 30, 2006, respectively.

In addition, as the Company has the positive intent and ability to settle the principal amount of its 1% Convertible Subordinated Notes due August 2010 in cash, approximately 32.2 million ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. During the three-month periods ended June 29, 2007 and June 30, 2006, the conversion obligation was less than the principal portion of the Convertible Notes and accordingly, no additional shares were included as ordinary share equivalents.

NOTE E — OTHER COMPREHENSIVE INCOME
     The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended
	June 29, 2007	June 30, 2006
	(In thousands)
Net income	$106,947	$84,503
Other comprehensive income:
Foreign currency translation adjustment	4,142	(14,258)
Unrealized loss on derivative instruments, and other income (loss), net of taxes	(1,655)	(8,548)

Comprehensive income	$109,434	$61,697

NOTE F — BANK BORROWINGS AND LONG-TERM DEBT
     On May 10, 2007, the Company entered into a new five-year $2.0 billion credit facility, which expires in May 2012, which replaced the Company’s $1.35 billion credit facility previously existing as of March 31, 2007. As of June 29, 2007 and March 31, 2007, there were no borrowings outstanding under the $2.0 billion or $1.35 billion credit facilities. The $2.0 billion credit facility is unsecured, and contains certain covenants that are subject to a number of significant exceptions and limitations, and also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during its term. As of June 29, 2007, the Company was in compliance with the financial covenants under the $2.0 billion credit facility.
     The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and term loans in the amount of $543.0 million in the aggregate, under which there were approximately $5.7 million and $8.1 million of borrowings outstanding as of June 29, 2007 and March 31, 2007, respectively. These credit facilities are unsecured and require the Company maintain a maximum ratio of total indebtedness to EBITDA, and a minimum fixed charge coverage ratio, as defined, during their term. As of June 29, 2007, the Company was in compliance with the financial covenants under these facilities. The lines of credit and term loans are primarily secured by accounts receivable.
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
     As of June 29, 2007 and March 31, 2007, the net fair value of the Company’s short-term foreign currency contracts was not material. As of June 29, 2007 and March 31, 2007, the associated deferred losses relating to changes in fair value of the Company’s foreign currency contracts were also not material, were included as a component of other comprehensive income, and are expected to be recognized in earnings over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for the three-month periods ended June 29, 2007 and June 30, 2006.
     On November 17, 2004, the Company issued $500.0 million of 6.25% Senior Subordinated Notes due in November 2014, of which $402.1 million of the original amount issued was outstanding as of June 29, 2007 and March 31, 2007. Interest is payable semi-annually on May 15 and November 15. The Company also entered into interest rate swap transactions to effectively convert a portion of the fixed interest rate debt to a variable rate. The swaps, having notional amounts totaling $400.0 million and which expire in November 2014, are accounted for as fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the terms of the swaps, the Company pays an interest rate equal to the six-month LIBOR (estimated as 5.49% at June 29, 2007), set in arrears, plus a fixed spread ranging from 1.37% to 1.52%, and receives a fixed rate of 6.25%. No portion of the swap transaction is treated as ineffective under SFAS 133. As of June 29, 2007 and March 31, 2007, the Company recognized approximately $23.4 million and $13.0 million in other current liabilities, respectively, to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% Senior Subordinated Notes.
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
     As of June 29, 2007 and March 31, 2007, approximately $537.7 million and $427.7 million of the Company’s accounts receivable, respectively, had been sold to the third-party qualified special purpose entity described above, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $416.4 million and $334.0 million from the unaffiliated financial institutions for the sale of these receivables as of June 29, 2007 and March 31, 2007, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $121.3 million and $93.7 million as of June 29, 2007 and March 31, 2007, respectively. The Company also sold accounts receivables to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $443.5 million and $398.7 million as of June 29, 2007 and March 31, 2007, respectively.
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
     The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that the Company shifts its manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, and better utilizes its overall existing manufacturing capacity. This enhances the Company’s ability to provide cost-effective manufacturing service offerings, which enables it to retain and expand the Company’s existing relationships with customers and attract new business.
     As of June 29, 2007 and March 31, 2007, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $15.9 million and $24.2 million, respectively, primarily representing manufacturing facilities located in the Americas that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other current assets and other assets in the condensed consolidated balance sheets.
  Fiscal Year 2008
     The Company recognized restructuring charges of approximately $10.7 million during the three-month period ended June 29, 2007 for employee termination costs associated with the involuntary termination of 173 identified employees in Europe. The activities associated with these charges will be substantially completed within one year of the commitment dates of the respective activities. The Company classified approximately $9.8 million of these charges as a component of cost of sales during the three-month period ended June 29, 2007.
     The following table summarizes the provisions, respective payments, and remaining accrued balance as of June 29, 2007 for charges incurred in fiscal year 2008 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2007	$37,764	$—	$29,447	$67,211
Activities during the first quarter:
Provisions incurred in fiscal year 2008	10,674	—	—	10,674
Cash payments for charges incurred in fiscal year 2008	(19)	—	—	(19)
Cash payments for charges incurred in fiscal year 2007	(5,321)	—	(1,141)	(6,462)
Cash payments for charges incurred in fiscal year 2006 and prior	(3,060)	—	(1,199)	(4,259)

Balance as of June 29, 2007	40,038	—	27,107	67,145
Less: current portion (classified as other current liabilities)	(37,167)	—	(8,328)	(45,495)

Accrued facility closure costs, net of current portion (classified as other liabilities)	$2,871	$—	$18,779	$21,650

     As of June 29, 2007, accrued employee termination costs related to restructuring charges incurred during fiscal year 2008 were approximately $10.7 million, the entire amount of which was classified as current. As of June 29, 2007 and March 31, 2007, accrued facility closure costs related to restructuring charges incurred during fiscal year 2007 were approximately $37.9 million and $44.4 million, respectively, of which approximately $15.2 million and $15.1 million, respectively, was classified as a long-term obligation. As of June 29, 2007 and March 31, 2007, accrued facility closure costs related to restructuring charges incurred during fiscal years 2006 and prior were approximately $18.5 million and $22.8 million, respectively, of which approximately $6.4 million and $6.7 million, respectively, was classified as a long-term obligation.
  Fiscal Year 2007
     During fiscal year 2007, the Company recognized charges of approximately $151.9 million associated with the consolidation and closure of several manufacturing facilities including the related impairment of certain long-lived assets; and other charges primarily related to the exit of certain real estate owned and leased by the Company in order to reduce its investment in property, plant and equipment. The Company classified approximately $146.8 million of these charges as a component of cost of sales during fiscal year 2007. The Company did not recognize any of these restructuring charges during the three-month period ended June 30, 2006. The activities associated with these charges will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations.

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
     During fiscal year 2007, the Company recognized approximately $64.4 million for the write-down of property and equipment to management’s estimate of fair value associated with the planned disposal and exit of certain real estate owned and leased by the Company. Approximately $63.8 million of this amount was classified as a component of cost of sales. The charges recognized during fiscal year 2007 also included approximately $61.2 million for other exit costs, of which $60.9 million was classified as a component of cost of sales and were primarily comprised of contractual obligations amounting to approximately $27.1 million, customer disengagement costs of approximately $28.5 million and approximately $5.6 million of other costs.
     For further discussion of the Company’s historical restructuring activities, refer to Note 10 “Restructuring Charges” to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
NOTE J — OTHER INCOME, NET
     During the three-month period ended June 29, 2007 the Company recognized a gain of approximately $9.3 million in connection with the divestiture of a certain international entity, which was primarily related to the realization of cumulative foreign exchange translation gains. The results of operations for this entity were not significant for all periods presented.

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
     On June 4, 2007, the Company entered into a definitive agreement to acquire Solectron in a cash and stock transaction preliminarily valued at $3.7 billion, including estimated transaction related costs. Refer to the discussion of the Company’s definitive agreement with Solectron in Note L, “Acquisitions and Divestitures.”
NOTE L — ACQUISITIONS AND DIVESTITURES
  Solectron Acquisition
     On June 4, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solectron Corporation (“Solectron”), pursuant to which the Company will acquire Solectron. If the merger is completed, Solectron stockholders will be entitled to receive, for each share of Solectron common stock they own and at the election of the stockholder, either: (i) 0.3450 of a Flextronics ordinary share, or (ii) a cash payment of $3.89, without interest. As further described in the joint proxy statement/prospectus, which forms a part of a registration statement on Form S-4/A filed by the Company with the Securities and Exchange Commission (“SEC”) on August 7, 2007, the Merger Agreement provides that, regardless of the elections made by Solectron stockholders, no more than 70% of Solectron’s outstanding shares of common stock (including the outstanding exchangeable shares of Solectron Global Services Canada Inc.) can be converted into the Company’s ordinary shares, and no more than 50% of Solectron’s outstanding shares of common stock (including the outstanding exchangeable shares of Solectron Global Services Canada Inc.) can be converted into cash. Therefore, the cash and stock elections made by Solectron stockholders may be subject to pro-ration based on these limits. As a result, Solectron stockholders that have elected to receive either cash or Flextronics ordinary shares could in certain circumstances receive a combination of both cash and ordinary shares of the Company. Additionally, the Company would also assume each outstanding option to purchase Solectron common stock with an exercise price equal to or less than $5.00, whether or not exercisable.
     The transaction will be accounted for under the purchase method of accounting. The total preliminary estimated purchase price is approximately $3.7 billion, including estimated transaction costs, comprised primarily of the Company’s ordinary shares, cash, direct transaction costs and assumed vested stock options. The Company currently estimates that the acquisition of Solectron could require up to $1.9 billion for funding the cash portion of the merger, including acquisition and financing related costs, assuming holders of 50% of Solectron’s outstanding shares elect to receive cash. While the Company continues to evaluate alternative long-term financing arrangements, Citigroup Global Markets Inc. has committed to provide the Company with a $2.5 billion seven-year senior unsecured term loan to fund the cash requirements for this transaction (including the refinancing of Solectron’s debt, if required). The merger is not conditioned on receipt of financing by the Company.
     The acquisition cannot be completed unless the Company’s shareholders approve the issuance of Flextronics ordinary shares pursuant to the Merger Agreement and Solectron’s stockholders adopt the Merger Agreement, each at their respective stockholders’ meetings. The completion of the merger is also subject to the satisfaction or waiver of other conditions that are contained in the Merger Agreement, including regulatory approvals. The acquisition is expected to close in the quarter ended December 31, 2007. The Merger Agreement contains certain termination rights for both the Company and Solectron, and further provides for payment of a termination fee of $100.0 million by either Solectron or the Company upon termination of the Merger Agreement under specified circumstances.
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
     Flextronics provides the majority of Nortel’s systems integration activities, final assembly, testing and repair operations, along with the management of the related supply chain and suppliers, under a four-year manufacturing agreement. Additionally, Flextronics provides Nortel with design services for end-to-end, carrier grade optical network products.
     The aggregate purchase price for the assets acquired, net of closing costs, was approximately $594.4 million, of which no amount was paid in the three-month period ended June 29, 2007, as there were no further amounts due Nortel under the asset purchase agreement. Approximately $70.0 million was paid during the three-month period ended June 30, 2006. The allocation of the purchase price to specific assets and liabilities was based upon management’s estimates of cash flow and recoverability and was approximately $340.2 million to inventory, $40.8 million to fixed assets and other, and $118.5 million to current and non-current liabilities with the remaining amounts being allocated to intangible assets, including goodwill. The purchases have resulted in purchased intangible assets of approximately $49.4 million, primarily related to customer relationships and contractual agreements with weighted-average useful lives of 8 years, and goodwill of approximately $282.5 million. On October 13, 2006, the Company entered into an amendment (“Nortel Amendment”) to the various agreements with Nortel to expand Nortel’s obligation for reimbursement for certain costs associated with the transaction. The allocation of the purchase price to specific assets and liabilities is subject to adjustment based on the nature of the costs that are contingently reimbursable under the Nortel Amendment through fiscal year 2008. The contingent reimbursement has not been recorded as part of the purchase price, pending the outcome of the contingency.
  International DisplayWorks, Inc. (“IDW”)
     On November 30, 2006, the Company completed its acquisition of 100% of the outstanding common stock of IDW in a stock-for-stock merger for total purchase consideration of approximately $299.6 million. The allocation of the purchase price to specific assets and liabilities was based upon managements’ estimate of cash flow and recoverability. As of June 29, 2007, management estimates the allocation to be approximately $105.8 million to current assets, primarily comprised of cash and cash equivalents, marketable securities, accounts receivable and inventory, approximately $30.6 million to fixed assets, and approximately $61.0 million to assumed liabilities, primarily accounts payable and other current liabilities, with the remaining amounts allocated to intangible assets, including goodwill. The purchases have resulted in purchased intangible assets of approximately $29.0 million, primarily related to customer relationships and contractual agreements with weighted-average useful lives of 8 years, and goodwill of approximately $195.2 million. The allocation of the purchase price to specific assets and liabilities, including intangible assets and goodwill, is subject to final purchase price adjustments.
     Pro forma results for the Company’s acquisitions of Nortel’s operations in Calgary, Canada, and IDW have not been presented for the three-month periods ended June 29, 2007 and June 30, 2006 as such results were not materially different from the Company’s actual results.
  Other Acquisitions
     Comparative pro forma information for the acquisitions described below has not been presented, as the results of operations were not material to the Company’s condensed consolidated financial statements on either an individual or an aggregate basis.
     During the three-month period ended June 30, 2006, the Company completed one acquisition that was not significant to the Company’s condensed consolidated results for continuing operations and financial position. The acquired business complements the Company’s design and manufacturing of test equipment for the industrial market segment. The aggregate purchase price for this acquisition totaled approximately $25.5 million, which was financed with a 90 day seller note and subsequently paid during September 2007 quarter. The Company also paid $15.7 million for the purchase of an additional 3% incremental ownership of Flextronics Software Systems Limited (“FSS”), which was subsequently sold with the Company’s Software Development and Solutions Business. Accordingly, the results of operations of FSS are reflected in discontinued operations. In addition, the Company paid approximately $5.0 million in cash for contingent purchase price adjustments relating to certain historical acquisitions, all of which were attributable to discontinued operations. Identifiable intangible assets, primarily related to customer relationships and contractual agreements with weighted-average useful lives of 7 years, and goodwill, resulting from these transactions as well as from purchase price adjustments for certain historical acquisitions, were approximately $2.0 million and $17.5 million, respectively. All of the goodwill was attributable to discontinued operations. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for acquisitions attributable to continuing operations is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through January 2008. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
NOTE M — DISCONTINUED OPERATIONS
     Consistent with its strategy to evaluate the strategic and financial contributions of each of its operations and to focus on the primary growth objectives in the Company’s core EMS vertically-integrated business activities, the Company divested its Software Development and Solutions business in September 2006. In conjunction with the divestiture of the Software Development and Solutions business, the Company retained a 15% equity interest in the divested business. As the Company does not have the ability to significantly influence the operating decisions of the divested business, the cost method of accounting for the investment is used.
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the divestiture of the Software Development and Solutions business qualifies as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the statements of operations for the three-month period ended June 30, 2006. As the divestiture of the Company’s Software Development and Solutions business was completed in September 2006, there were no results from discontinued operations for the three-month period ended June 29, 2007, or assets or liabilities attributable to discontinued operations as of June 29, 2007 or March 31, 2007.
     The results from discontinued operations for the three-month period ended June 30, 2006 were as follows (in thousands):

Net sales	$70,109
Cost of sales (including $7 of stock-based compensation expense for the three-month period ended June 30, 2006)	43,536

Gross profit	26,573
Selling, general and administrative expenses (including $346 of stock-based compensation expense for the three-month period ended June 30, 2006)	14,086
Intangible amortization	3,065
Interest and other (income) expense, net	(1,562)

Income before income taxes	10,984
Provision for income taxes	2,168

Net income of discontinued operations	$8,816

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.
     This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section, as well as in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2007. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
OVERVIEW
     We are a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following markets: computing; mobile communication devices; consumer digital devices; telecommunications infrastructure; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical devices. We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; rigid printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; logistics; after-sales services; and multiple component product offerings.
     We are one of the world’s largest EMS providers, with revenues from continuing operations of $5.2 billion during the three-month period ended June 29, 2007, and $18.9 billion in fiscal year 2007. As of March 31, 2007, our total manufacturing capacity was approximately 17.7 million square feet in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. For the three-month period ended June 29, 2007, our net sales from continuing operations in Asia, the Americas and Europe represented approximately 59%, 25% and 16%, respectively, of our total net sales from continuing operations.
     We believe that the combination of our extensive design and engineering services, global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial campuses in low-cost geographic areas, operational track record as well as depth in management provide us with a competitive advantage in the market for designing and manufacturing electronics products for leading multinational OEMs. Through these services and facilities, we simplify the global product development and manufacturing process and provide meaningful time-to-market and cost savings for our OEM customers.
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
   We have actively pursued acquisitions and purchases of manufacturing facilities, design and engineering resources and technologies in order to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. On June 4, 2007, we entered into an agreement and plan of merger with Solectron Corporation (“Solectron”), pursuant to which we will acquire Solectron in a stock and cash transaction with a preliminary estimated value of approximately $3.7 billion, including estimated transaction costs. While we continue to evaluate alternative long-term financing arrangements, Citigroup Global Markets Inc. has committed to provide the Company with a $2.5 billion seven-year senior unsecured term loan to fund the cash requirements for this transaction (including the refinancing of Solectron’s debt, if required). For further discussion regarding the specific terms of the transaction, associated risks and conditions to closing, refer to Note L “Acquisitions and Divestitures” to our condensed consolidated financial statements, and our joint proxy statement/prospectus, which forms a part of a registration statement on Form S-4/A filed by the Company with the Securities and Exchange Commission (“SEC”) on August 7, 2007.
     The acquisition cannot be completed unless our shareholders approve the issuance of Flextronics ordinary shares pursuant to the Merger Agreement and Solectron’s stockholders adopt the Merger Agreement, each at their respective stockholder meetings. The completion of the merger is also subject to the satisfaction or waiver of other conditions that are contained in the Merger Agreement, including regulatory approvals. The acquisition is expected to close in the quarter ended December 31, 2007.
     If we complete the acquisition of Solectron, our operating results also will be affected by integration and restructuring activities related to the acquisition.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and the Notes to Condensed Consolidated Financial Statements in this report on Form 10-Q.

  Revenue Recognition
     We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to our condensed consolidated financial statements for the three-month periods ended June 29, 2007 and June 30, 2006.
     We provide a comprehensive suite of services for our customers that range from contract design services to original product design to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services from continuing operations were less than 10% of our total sales from continuing operations during the three-month periods ended June 29, 2007 and June 30, 2006, and accordingly, are included in net sales in the condensed consolidated statements of operations.
  Stock-Based Compensation
     We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility and expected option life. If actual forfeitures or expectations regarding the Company’s achievement of certain performance goals when vesting is contingent upon both a service and performance condition differ significantly from our estimates, adjustments to compensation cost may be required in future periods.
  Restructuring Costs
     We recognize restructuring charges related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recognize restructuring charges for employee termination costs, long-lived asset impairment and other restructuring-related costs.
     The recognition of the restructuring charges require that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.
     Refer to Note I, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
  Income Taxes
     Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities which will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more-likely-than-not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against deferred tax assets previously recognized, resulting in additional or lesser income tax expense.

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition of tax benefits previously recognized. We adopted FIN 48 in the first quarter of fiscal year 2008, and did not recognize any adjustments to our liability for unrecognized tax benefits as a result of the implementation of FIN 48.
     Our unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations. Although the amount of these adjustments cannot be reasonably estimated at this time, we are not currently aware of any material impact on our condensed consolidated results of operations and financial condition.
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
   Purchase Accounting
     We have actively pursued business and asset acquisitions, which are accounted for using the purchase method of accounting. The fair value of the net assets acquired and the results of the acquired businesses are included in our condensed consolidated financial statements from the acquisition dates forward. Under the purchase method of accounting we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. Additionally, we may be required to recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions. Certain liabilities associated with these restructuring activities are recorded as liabilities assumed in the acquisition with a corresponding increase in goodwill and no impact on operating results.
     We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time and other estimates that management believes are reasonable. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material impact on our condensed consolidated operating results or financial condition.

   Long-Lived Assets
     We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to the projected cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds the projected discounted cash flows the property and equipment are expected to generate.
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
   Long-term Investments
     We have certain investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in our consolidated balance sheets. Non-majority-owned investments are accounted for using the equity method when we have an ownership percentage equal to or greater than 20%, or have the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and prospects of these companies. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our results of operations.
  Recent Accounting Pronouncements
     In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and was adopted by us in the first quarter of fiscal year 2008. The adoption of SFAS 156 did not have a material impact on our condensed consolidated results of operations, financial condition and cash flows.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective no later than fiscal years beginning after December 15, 2006, and was adopted by us in the first quarter of fiscal year 2008.

     We did not recognize any adjustments to our liability for unrecognized tax benefits as a result of the implementation of FIN 48 other than to reclassify $65.0 million from other current liabilities to other liabilities as required by the Interpretation. As of April 1, 2007, we had approximately $66.0 million of unrecognized tax benefits, substantially all of which, if recognized, would affect our tax expense. Our unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations. Although the amount of these adjustments cannot be reasonably estimated at this time, we are not currently aware of any material impact on our condensed consolidated results of operations and financial condition.
     The Company and its subsidiaries file federal, state and local income tax returns in multiple jurisdictions around the world. With a few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2000.
     We have elected to include estimated interest and penalties on our tax liabilities as a component of tax expense. Estimated interest and penalties recognized in the condensed consolidated balance sheet and condensed consolidated statement of operations were not significant.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this document. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K. The data below, and discussion that follows, represent our results from continuing operations. Information related to the results of discontinued operations is provided separately following the continuing operations discussion.

	Three-Month Periods Ended
	June 29, 2007	June 30, 2006
Net sales	100.0%	100.0%
Cost of sales	94.4	94.2
Restructuring charges	0.2	—

Gross profit	5.4	5.8
Selling, general and administrative expenses	2.8	2.9
Intangible amortization	0.3	0.2
Restructuring charges	—	—
Other income, net	(0.2)	—
Interest and other expense, net	0.3	0.7

Income from continuing operations before income taxes	2.2	2.0
Provision for income taxes	0.1	0.1

Income from continuing operations	2.1	1.9
Discontinued operations:
Income from discontinued operations, net of tax	—	0.2

Net income	2.1%	2.1%

     Net Sales
     Net sales during the three-month period ended June 29, 2007 totaled $5.2 billion, representing an increase of $1.1 billion, or 27.0%, from $4.1 billion during the three-month period ended June 30, 2006, primarily due to new program wins from various customers across multiple markets. Sales increased across the following markets we serve; (i) $437.8 million in the telecommunications infrastructure market, (ii) $382.4 million in the mobile communications market, (iii) $183.7 million in the consumer digital market, and (iv) $160.9 million in the industrial, medical, automotive and other markets, and was offset by a decrease of $66.9 million in the computing market. Net sales during the three-month period ended June 29, 2007 increased by $663.3 million, $365.4 million and $69.2 million in Asia, the Americas and Europe, respectively.

     Our ten largest customers during the three-month periods ended June 29, 2007 and June 30, 2006 accounted for approximately 62% and 66% of net sales, respectively, with Sony-Ericsson accounting for greater than 10% of our net sales during the three-month period ended June 29, 2007 and Sony-Ericsson, Hewlett-Packard and Nortel each accounting for greater than 10% of our net sales during the three-month period ended June 30, 2006.
  Gross Profit
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
     Gross profit during the three-month period ended June 29, 2007 increased $44.8 million to $280.8 million, or 5.4% of net sales, from $236.0 million, or 5.8% of net sales, during the three-month period ended June 30, 2006. The 40 basis point period-over-period decrease in gross margin was primarily attributable to a 20 basis point increase in cost of sales related to higher volume, lower margin customer programs, and higher start-up and integration costs associated with multiple new large scale programs, and 20 basis points for restructuring charges incurred during the three-month period ended June 29, 2007.
  Restructuring Charges
     In recent years, we have initiated a series of restructuring activities which are intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency. These activities included:
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
     During the three-month period ended June 29, 2007, we recognized restructuring charges of approximately $10.7 million for involuntary employee terminations in Europe. Approximately $9.8 million of the charges were classified as a component of cost of sales. As of June 29, 2007, accrued employee termination and facility closure costs related to restructuring charges incurred during the three-month period ended June 29, 2007 and prior were approximately $67.1 million, of which approximately $21.6 million was classified as a long-term obligation.
     We did not recognize any restructuring charges during the three-month period ended June 30, 2006.
     Refer to Note I, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our historical restructuring activities.

  Selling, General and Administrative Expenses
     Our selling, general and administrative expenses, or SG&A, amounted to $146.6 million, or 2.8% of net sales, during the three-month period ended June 29, 2007, compared to $119.1 million, or 2.9% of net sales, during the three-month period ended June 30, 2006. The increase in SG&A during the three-month period ended June 29, 2007 was attributable to our business and asset acquisitions during the 2007 fiscal year, continued investments in resources necessary to support our accelerating revenue growth as well as investments in certain technical capabilities to enhance our overall design and engineering competencies. The improvement in SG&A as a percentage of net sales during the three-month period ended June 29, 2007 was primarily attributable to higher net sales.
  Intangible Amortization
     Amortization of intangible assets during the three-month period ended June 29, 2007 increased by $9.5 million to $16.7 million from $7.2 million during the three-month period ended June 30, 2006. The increase in expense during the three-month period ended June 29, 2007 was attributable to the amortization of intangible assets acquired over the 12 months ended June 29, 2007, which were primarily related to our acquisitions of Nortel’s system house operations in Calgary, Canada, IDW and other smaller businesses that were not individually significant to our condensed consolidated results.
  Other Income, Net
     During the three-month period ended June 29, 2007 we recognized a gain of approximately $9.3 million in connection with the divestiture of a certain international entity, which was primarily related to the realization of cumulative foreign exchange translation gains.
  Interest and Other Expense, Net
     Interest and other expense, net was $15.6 million during the three-month period ended June 29, 2007 compared to $29.2 million during the three-month period ended June 30, 2006, a decrease of $13.6 million. The decrease in expense is primarily the result of interest and other income earned on our $250.0 million face value promissory note and certain other agreements received in connection with the divestiture of our Software Development and Solutions business during the second quarter of fiscal year 2007.
  Income Taxes
     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 8, “Income Taxes,” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for further discussion.
     Our consolidated effective tax rate was an expense of 3.1% and 5.9% during the three-month periods ended June 29, 2007 and June 30, 2006, respectively.
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
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition of tax benefits previously recognized. We adopted FIN 48 in the first quarter of fiscal year 2008.
     We did not recognize any adjustments to our liability for unrecognized tax benefits as a result of the implementation of FIN 48. As of April 1, 2007, we had approximately $66.0 million of unrecognized tax benefits, substantially all of which, if recognized, would affect our tax expense. Our unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations. Although the amount of these adjustments cannot be reasonably estimated at this time, we are not currently aware of any material impact on our condensed consolidated results of operations and financial condition.
     Discontinued Operations
     Consistent with our strategy to evaluate the strategic and financial contributions of each of our operations and to focus on the primary growth objectives in our core EMS vertically-integrated business activities, we divested our Software Development and Solutions business in September 2006. Additional information regarding our discontinued operations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2007.
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the divestiture of our Software Development and Solutions business qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this business in discontinued operations within the statements of operations for the three-month period ended June 30, 2006. As the divestiture of our Software Development and Solutions business was completed in September 2006, there were no results from discontinued operations for the three-month period ended June 29, 2007.
     The results from discontinued operations for the three-month period ended June 30, 2006 were as follows (in thousands):

Net sales	$70,109
Cost of sales	43,536

Gross profit	26,573
Selling, general and administrative expenses	14,086
Intangible amortization	3,065
Interest and other (income) expense, net	(1,562)

Income before income taxes	10,984
Provision for income taxes	2,168

Net income of discontinued operations	$8,816

LIQUIDITY AND CAPITAL RESOURCES — CONTINUING AND DISCONTINUED OPERATIONS
     As of June 29, 2007, we had cash and cash equivalents of $770.0 million and bank and other borrowings of $1.5 billion. As discussed in Note F, “Bank Borrowings and Long-Term Debt,” of the Notes to Condensed Consolidated Financial Statements, on May 10, 2007, we replaced our $1.35 billion revolving credit facility with a new $2.0 billion credit facility, under which we had no borrowings outstanding as of June 29, 2007. The $2.0 billion credit facility and our other various credit facilities are subject to compliance with certain financial covenants. As of June 29, 2007, we were in compliance with the financial covenants under our indentures and credit facilities. Working capital as of June 29, 2007 and March 31, 2007 was approximately $1.2 billion and $1.1 billion, respectively.
     Cash provided by operating activities amounted to $144.6 million during the three-month period ended June 29, 2007, as compared to cash used in operating activities of $97.9 million during the three-month period ended June 30, 2006.
     During the three-month period ended June 29, 2007, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:

•	net income of $106.9 million;

•	depreciation and amortization of $87.7 million;

•	non-cash stock-based compensation expense of $8.7 million;

•	a decrease in inventories of $48.6 million; and

•	an increase in accounts payable and other liabilities of $226.1 million.
     During the three-month period ended June 29, 2007, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:
•	a gain associated with the divestiture of a certain international entity in the amount of $9.3 million;

•	an increase in accounts receivable of $179.5 million; and

•	an increase in other current and non-current assets of $136.2 million.
     The increases in our working capital accounts were due primarily to increased overall business activity and in anticipation of continued growth.
     During the three-month period ended June 30, 2006, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:
•	net income of $84.5 million;

•	depreciation and amortization of $81.1 million; and

•	an increase in accounts payables and other liabilities of $327.5 million.
     During the three-month period ended June 30, 2006, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:
•	an increase in accounts receivable of $247.2 million;

•	an increase in inventories of $326.8 million; and

•	an increase in other current and non-current assets of $21.5 million.
     The increases in our working capital accounts were due primarily to increased overall business activity and in anticipation of continued growth in the September 2006 quarter.
     Cash used in investing activities amounted to $91.8 million and $167.6 million during the three-month periods ended June 29, 2007 and June 30, 2006, respectively.
     Cash used in investing activities during the three-month period ended June 29, 2007 primarily related to the following:
•
net capital expenditures of $71.9 million for the purchase of equipment and for the continued expansion of various low-cost, high-volume manufacturing facilities and industrial parks, as well as for the continued investment in our printed circuit board operations and components business; and

•	$25.4 million of miscellaneous investments primarily related to participation in our trade receivables securitization program.

     Cash provided by investing activities during the three-month period ended June 29, 2007 primarily related to the following:
•	proceeds of $5.5 million from the divestiture of a certain international entity.
     Cash used in investing activities during the three-month period ended June 30, 2006 primarily related to the following:
•
net capital expenditures of $82.5 million for the purchase of equipment and for the continued expansion of various low-cost, high-volume manufacturing facilities and industrial parks, as well as for the continued investment in our printed circuit board operations and components business; and

•
payments for the acquisition of businesses of $90.9 million, including $70.2 million associated with our Nortel transaction, $15.7 million for additional shares purchased in Hughes Software Systems and $5.0 million for various other acquisitions of businesses, net of cash acquired, and contingent purchase price adjustments relating to certain historic acquisitions.

     Cash used in financing activities amounted to $2.2 million during the three-month period ended June 29, 2007, as compared to cash provided by financing activities of $215.7 million during the three-month period ended June 30, 2006.
     Cash used in financing activities during the three-month period ended June 29, 2007 primarily related to the following:
•	net repayment of bank borrowings and capital lease obligations amounting to $5.2 million.
     Cash provided by financing activities during the three-month period ended June 29, 2007 primarily related to the following:
•	$3.0 million of proceeds from the sale of ordinary shares under our employee stock plans.
     Cash provided by financing activities during the three-month period ended June 30, 2006 primarily related to the following:
•	net proceeds from bank borrowings and long-term debt of $212.7 million; and

•	$3.0 million of proceeds from the sale of ordinary shares under our employee stock plans.
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

     We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months.
     It is possible that future acquisitions may be significant and may require the payment of cash. For example, we estimate that our acquisition of Solectron could require up to approximately $1.9 billion for funding the cash portion of the merger consideration, including acquisition and financing related costs, assuming holders of 50% of Solectron’s outstanding shares elect to receive cash. Additionally, we expect to incur significant costs during the year commencing with the closing of the acquisition relating to restructuring and integration activities centered around global footprint rationalization and elimination of redundant assets or unnecessary functions, including retention bonuses, that may require material cash expenditures. We currently have a $2.0 billion credit facility, and simultaneous with execution of the merger agreement, the Company and Citigroup agreed to the terms of a commitment letter pursuant to which Citigroup has committed to provide Flextronics with a seven-year, senior unsecured term loan facility of up to $2.5 billion to fund the cash requirements for the transaction, including the repurchase or refinancing of Solectron’s debt, if required. We anticipate that we will enter into debt and equity financings, sales of accounts receivable and lease transactions to fund other acquisitions and anticipated growth. The sale or issuance of equity or convertible debt securities could result in dilution to our current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of our ordinary shares, and the terms of this debt could impose restrictions on our operations and could increase our debt service obligations. Following the acquisition of Solectron, the combined company is expected to have approximately $3.3 billion to $4.0 billion in total debt outstanding, and a higher debt to capital ratio than that of the Company on a stand-alone basis. This increased indebtedness could limit the combined company’s flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit the combined company’s ability to access additional capital or execute its business strategy. Any downgrades in our credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase our ordinary shares.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2007. There have been no material changes in our contractual obligations since March 31, 2007.
     We adopted FIN 48 in the first quarter of fiscal year 2008 and did not recognize any adjustments to our liability for unrecognized tax benefits as a result of the implementation of FIN 48. As of April 1, 2007, we had approximately $66.0 million of unrecognized tax benefits, substantially all of which, if recognized, would affect our tax expense. These unrecognized tax benefits were not included in our discussion of contractual obligations as of March 31, 2007. Our unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations. Although the amount of these adjustments, or amount and timing of related payments cannot be reasonably estimated at this time, we are not currently aware of any material impact on our condensed consolidated results of operations and financial condition. As of June 29, 2007, approximately $65.0 million of these unrecognized tax benefits were classified as long-term.
     Information regarding our other financial commitments as of June 29, 2007 is provided in the Notes to Condensed Consolidated Financial Statements — Note F, “Bank Borrowings and Long-Term Debt” and Note H, “Trade Receivables Securitization.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the three-month period ended June 29, 2007 as compared to the fiscal year ended March 31, 2007.
     We have a portfolio of fixed and variable rate debt. Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates from those as of June 29, 2007 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.
     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. Based on our overall currency rate exposures, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates as of June 29, 2007 would not have a material effect on our financial position, results of operations and cash flows over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 29, 2007, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2007, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results. In connection with our pending acquisition of Solectron, we are subject to the following risks relating to the merger:
Flextronics and Solectron may be unable to obtain the regulatory approvals required to complete the merger; delays or restrictions imposed by competition authorities could harm the combined company’s operations.
     Flextronics and Solectron may be unable to obtain the regulatory approvals required to complete the transaction in the time period forecasted, if at all. In order to complete the merger, Flextronics and Solectron must notify, furnish information to, and, where applicable, obtain clearance from competition authorities in Brazil, Canada, China, the European Commission, Mexico, Turkey and Ukraine. Flextronics and Solectron will also notify and furnish information to, on a voluntary basis, the competition authorities in Singapore. The merger is also subject to U.S. antitrust laws and, as such, is subject to review by the Antitrust Division of the United States Department of Justice, or the DOJ, and the Federal Trade Commission, or the FTC, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. Flextronics and Solectron made their filings under the HSR Act on June 14, 2007, and have made the necessary filings or requests with competition authorities in Brazil on June 26, 2007, in Canada on July 6, 2007, in China on July 19, 2007, in Mexico on July 6, 2007, in Turkey on July 3, 2007 and in Ukraine on July 6, 2007. Flextronics and Solectron expect to file voluntary notification of the merger in Singapore in early-August 2007. Pursuant to a request for early termination, the applicable waiting period under the HSR Act was terminated on July 16, 2007. In addition, Canadian competition authorities cleared the transaction on July 30, 2007 and Ukrainian competition authorities cleared the transaction on August 3, 2007. Reviewing agencies or governments or private persons may challenge the merger under antitrust or similar laws at any time before or after its completion. Any resulting delay in the completion of the merger could diminish the anticipated benefits of the merger or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction.
     The reviewing authorities may not permit the merger at all or may impose restrictions or conditions on the merger that may seriously harm the combined company if the merger is completed. These conditions could include a complete or partial license, divestiture, spin-off or the holding separate of assets or businesses. Pursuant to the terms of the merger agreement, Flextronics is not required to agree to any divestiture of any shares of capital stock or of any business, assets or properties of Flextronics or its subsidiaries or affiliates (including Solectron or its subsidiaries) that will have or would reasonably be expected to have a material adverse effect on the benefits expected to be derived from the merger. In addition, Flextronics may refuse to complete the merger if governmental authorities impose any material restrictions or limitations on Flextronics, Solectron or their respective subsidiaries and their ability to conduct their respective businesses that will have or would reasonably be expected to have a material adverse effect on the benefits expected to be derived from the merger. Flextronics and Solectron also may agree to restrictions or conditions imposed by antitrust authorities in order to obtain regulatory approval, and these restrictions or conditions could harm the combined company’s operations.
Any delay in completing the merger may significantly reduce the benefits expected to be obtained from the merger.
     In addition to receipt of required regulatory clearances and approvals, the merger is subject to a number of other conditions beyond the control of Flextronics and Solectron that may prevent, delay or otherwise materially adversely affect its completion. Flextronics and Solectron cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may affect the ability of Flextronics and Solectron to achieve the synergies and other benefits they expect to achieve from the merger within the forecasted timeframe.
Failure to complete the merger could materially and adversely affect Flextronics’s results of operations and stock price.
     Consummation of the merger is subject to customary closing conditions, including obtaining the approval of Solectron’s stockholders and Flextronics shareholders to proposals that are described in the joint proxy statement/prospectus that forms part of the Company’s registration statement on Form S-4 that was filed with the SEC on August 7, 2007. There can be no assurance that these conditions will be met or waived, that the necessary approvals will be obtained, or that Flextronics and Solectron will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. In addition, on June 4, 2007, a purported class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, alleging breach of fiduciary duty by the directors of Solectron and seeking to enjoin the merger. While this case is in the early stages, Solectron believes that it is without merit. Any judgments, however, in respect of this or similar lawsuits that are adverse to Flextronics and Solectron may adversely affect their ability to consummate the merger.
     If the merger is not consummated:

• Flextronics will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;
• under specified circumstances, Flextronics may have to pay a termination fee in the amount of $100.0 million to Solectron;
• any operational investments that Flextronics may delay due to the pending transaction would need to be made, potentially on an accelerated timeframe, which could then prove costly and more difficult to implement; and
• the market price of Flextronics ordinary shares may decline to the extent that the current market price reflects a belief by investors that the merger will be completed.
     Additionally, the announcement of the pending merger may lead to uncertainty for Flextronics and Solectron’s employees and some of Flextronics and Solectron’s customers and suppliers.
     This uncertainty may mean:
• the attention of Flextronics’s management and employees may be diverted from day-to-day operations;
• Flextronics’s and Solectron’s customers and suppliers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing Solectron’s products as a result of the announcement of the merger; and
• Flextronics’s and Solectron’s ability to attract new employees and retain existing employees may be harmed by uncertainties associated with the merger.
     The occurrence of any of these events individually or in combination could materially and adversely affect Flextronics’s and Solectron’s results of operations and their respective stock prices.
The termination fee contained in the merger agreement may discourage other companies from trying to acquire Flextronics.
     Flextronics has agreed to pay a termination fee in the amount of $100.0 million to Solectron in connection with a third-party acquisition of Flextronics under specified circumstances. This termination fee could discourage other companies from trying to acquire Flextronics prior to consummation of the merger, even though those other companies might be willing to offer greater value to Flextronics shareholders than Flextronics could realize through effecting the merger.
Flextronics and Solectron are subject to contractual obligations while the merger is pending that could restrict the manner in which they operate their respective businesses.
     The merger agreement restricts Solectron from making certain acquisitions and taking other specified actions without the consent of Flextronics until the merger occurs. The merger agreement also restricts Flextronics from taking certain specified actions without the consent of Solectron until the merger occurs. These restrictions may prevent Flextronics and/or Solectron from pursuing business opportunities that may arise prior to the completion of the merger.
The failure of Solectron to obtain certain consents related to the merger could give third parties the right to terminate or alter existing contracts, declare a default under existing contracts, or otherwise result in liabilities of the combined company to third parties.
     Certain agreements between Solectron and its lenders, suppliers, customers or other business partners require the consent or approval of these other parties in connection with the merger. Solectron has agreed to use reasonable best efforts to secure any necessary consents and approvals requested by Flextronics. However, Solectron may not be successful in obtaining all necessary consents or approvals, or if the necessary consents are obtained, they may not be obtained on favorable terms. If these consents and approvals are not obtained, the failure to have obtained such consents or approvals could give third parties the right to terminate or alter existing contracts, declare a default under existing contracts, demand payment on outstanding obligations or result in some other liability of the combined company to such third parties, which in each instance could have a material adverse effect on the business and financial condition of the combined company after the merger.
Flextronics and Solectron expect to incur significant costs associated with the merger.
     Flextronics and Solectron expect to incur significant costs associated with completing the merger. Flextronics believes that it may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the businesses and operations of Flextronics and Solectron. There can be no assurance that Flextronics will not incur additional charges in subsequent quarters to reflect additional costs associated with the merger.
Flextronics may not realize the expected benefits of the merger due to difficulties integrating the businesses, operations and product lines of Flextronics and Solectron.
     Flextronics believes that the acquisition of Solectron will result in certain benefits, including certain cost and operating synergies and operational efficiencies. However, Flextronics’s ability to realize these anticipated benefits will depend on a successful combination of the businesses of Flextronics and Solectron. The integration process will be complex, time-consuming and expensive and could disrupt Flextronics’s business if not completed in a timely and efficient manner. The combined company may not realize the expected benefits of the merger for a variety of reasons, including but not limited to the following:
• failure to demonstrate to Flextronics’s and Solectron’s customers and suppliers that the merger will not result in adverse changes in client service standards or business focus;
• difficulties integrating IT and financial reporting systems;
• failure to rationalize and integrate facilities quickly and effectively;
• loss of key employees during the transition and integration periods;
• revenue attrition in excess of anticipated levels; and
• failure to leverage the increased scale of the combined company quickly and effectively.
Uncertainties associated with the merger may cause a loss of employees and may otherwise materially adversely affect the businesses of Flextronics and Solectron, and the future business and operations of the combined company.
     The combined company’s success after the merger will depend in part upon the ability of the combined company to retain key employees of Flextronics and Solectron. Current and prospective employees of Flextronics and Solectron may be uncertain about their roles with the combined company following the merger, which may have a material adverse affect on the ability of each of Flextronics and Solectron to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the merger. The loss of services of any key personnel or the inability to hire new personnel with the requisite skills could restrict the ability of the combined company to develop new products or enhance existing products in a timely matter, to sell products to customers or to manage the business of the combined company effectively.
The combined company’s increased debt may create limitations.
     Flextronics estimates that it will require up to approximately $1.9 billion to pay the cash portion of the merger consideration, including acquisition and financing related costs, assuming holders of 50% of Solectron’s outstanding shares elect to receive cash or approximately $700 million less if holders of 30% of Solectron’s outstanding shares elect to receive cash. In addition, upon consummation of the merger, the surviving corporation will be required to offer to repurchase Solectron’s outstanding $150 million in 8.00% Senior Subordinated Notes due 2016 and $450 million in 0.5% Convertible Senior Notes due 2034 at a price of 101% and 100%, respectively, of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, the date of repurchase. Following the acquisition, the combined company is expected to have approximately $3.3 billion (assuming 70% of Solectron’s outstanding shares elect to receive Flextronics ordinary shares) to $4.0 billion (assuming 50% of Solectron’s outstanding shares elect to receive cash) in total debt outstanding, and a higher debt to capital ratio than that of Flextronics on a stand-alone basis. This increased indebtedness could limit the combined company’s flexibility as a result of debt service requirements and restrictive covenants, and may limit the combined company’s ability to access additional capital or execute its business strategy.
The combined company may take substantial restructuring charges in connection with the merger, which may have a material adverse impact on operating results.
     As part of combining the two companies, Flextronics expects to incur significant restructuring costs during the year commencing with the closing of the acquisition. The financial results of the combined company may be adversely affected by cash expenditures and non-cash charges incurred in connection with the restructuring and integration activities. These costs relate to restructuring and integration activities centered around the global footprint rationalization and elimination of redundant assets or unnecessary functions and include retention bonuses, the amounts of which cannot be currently estimated as management of Flextronics has not yet determined all of the restructuring activities. Certain liabilities associated with these restructuring activities will be recorded as liabilities assumed from Solectron, with a corresponding increase in goodwill and no impact on operating results. Further, Flextronics and Solectron have historically recognized substantial restructuring and other charges resulting from reduced workforce and capacity at higher-cost locations, and the consolidation and closure of several manufacturing facilities, including related impairment of certain long-lived assets. If the combined company is required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and the cash flows of the combined company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit
2.01	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation.*
10.01	Flextronics International USA, Inc. Amended and Restated 2005 Senior Management Deferred Compensation Plan.
10.02	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan, dated June 30, 2005.
10.03	Award Agreement for Carrie Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005.
10.04	Amendment to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach.
15.01	Letter in lieu of consent of Deloitte & Touche LLP.

Exhibit No.	Exhibit

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2007.
**
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

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara

Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007

/s/ Thomas J. Smach

Thomas J. Smach
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit
2.01	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation.*
10.01	Flextronics International USA, Inc. Amended and Restated 2005 Senior Management Deferred Compensation Plan.
10.02	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan, dated June 30, 2005.
10.03	Award Agreement for Carrie Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005.
10.04	Amendment to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach.
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2007.
**
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