Form 10-Q
period 2007-09-28
FLEXTRONICS INTERNATIONAL LTD.
filed 2007-11-07
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 2, 2007, there were 832,057,289 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International, Ltd.
One Marina Boulevard, #28-00
Singapore, 018989
     We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of September 28, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended September 28, 2007 and September 29, 2006, and of cash flows for the six-month periods ended September 28, 2007 and September 29, 2006. These interim financial statements are the responsibility of the Company’s management.
     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
     As more fully described in Note 13, “Subsequent Events,” on October 1, 2007, the Company completed the acquisition of Solectron Corporation.
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flextronics International, Ltd. and subsidiaries as of March 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 25, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 7, 2007

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 28,	March 31,
	2007	2007
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,005,580	$714,525
Accounts receivable, net of allowance for doubtful accounts of $17,005 and $17,074 as of September 28, 2007 and March 31, 2007, respectively	2,052,449	1,754,705
Inventories	2,731,345	2,562,303
Deferred income taxes	10,935	11,105
Other current assets	710,801	548,409

Total current assets	6,511,110	5,591,047
Property and equipment, net of accumulated depreciation of $1,524,023 and $1,429,142 as of September 28, 2007 and March 31, 2007, respectively	2,034,387	1,998,706
Deferred income taxes	657,120	669,898
Goodwill	3,077,876	3,076,400
Other intangible assets, net	216,654	187,920
Other assets	867,790	817,403

Total assets	$13,364,937	$12,341,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$6,227	$8,385
Accounts payable	4,177,996	3,440,845
Accrued payroll	230,807	215,593
Other current liabilities	773,554	823,245

Total current liabilities	5,188,584	4,488,068
Long-term debt and capital lease obligations, net of current portion	1,494,150	1,493,805
Other liabilities	229,761	182,842
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 610,044,016 and 607,544,548 shares issued and outstanding as of September 28, 2007 and March 31, 2007, respectively	5,953,369	5,923,799
Retained earnings	495,085	267,200
Accumulated other comprehensive income (loss)	3,988	(14,340)

Total shareholders’ equity	6,452,442	6,176,659

Total liabilities and shareholders’ equity	$13,364,937	$12,341,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$5,557,099	$4,702,333	$10,714,125	$8,761,476
Cost of sales	5,243,318	4,428,279	10,109,772	8,251,426
Restructuring charges	—	95,683	9,753	95,683

Gross profit	313,781	178,371	594,600	414,367
Selling, general and administrative expenses	152,551	148,347	299,139	267,482
Intangible amortization	13,711	8,498	30,386	15,726
Restructuring charges	—	565	921	565
Other income, net	—	—	(9,309)	—
Interest and other expense, net	16,169	31,072	31,737	60,272

Income (loss) from continuing operations before income taxes	131,350	(10,111)	241,726	70,322
Provision for (benefit from) income taxes	10,412	(16,059)	13,841	(11,313)

Income from continuing operations	120,938	5,948	227,885	81,635
Income from discontinued operations, net of tax	—	178,922	—	187,738

Net income	$120,938	$184,870	$227,885	$269,373

Earnings per share:
Income from continuing operations:
Basic	$0.20	$0.01	$0.37	$0.14

Diluted	$0.20	$0.01	$0.37	$0.14

Income from discontinued operations:
Basic	$—	$0.31	$—	$0.32

Diluted	$—	$0.30	$—	$0.32

Net income:
Basic	$0.20	$0.32	$0.37	$0.47

Diluted	$0.20	$0.31	$0.37	$0.46

Weighted-average shares used in computing per share amounts:
Basic	609,441	579,180	608,962	578,823

Diluted	616,416	587,435	615,979	586,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 28,	September 29,
	2007	2006
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$227,885	$269,373
Depreciation and amortization charges	171,437	163,364
Gain on divesture of operations	(9,309)	(181,228)
Changes in working capital and other, net of effect of acquisitions	125,927	(300,676)

Net cash provided by (used in) operating activities	515,940	(49,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(146,122)	(277,445)
Acquisition of businesses, net of cash acquired	(11,565)	(247,311)
Proceeds from divestitures of operations	5,490	579,850
Other investments and notes receivable, net	(69,305)	(31,356)

Net cash provided by (used in) investing activities	(221,502)	23,738

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	2,140,776	4,377,240
Repayments of bank borrowings, long-term debt and capital lease obligations	(2,146,429)	(4,245,762)
Proceeds from issuance of ordinary shares	10,036	9,126

Net cash provided by financing activities	4,383	140,604

Effect of exchange rates on cash	(7,766)	(18,289)

Net increase in cash and cash equivalents	291,055	96,886
Cash and cash equivalents, beginning of period	714,525	942,859

Cash and cash equivalents, end of period	$1,005,580	$1,039,745

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Fair value of seller notes received from sale of divested operations	$—	$204,920
Acquisition of businesses financed with seller notes	$—	$80,848
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
     In September 2006, the Company completed the sale of its Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). The results of operations for the Software Development and Solutions business are included in discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 11, “Acquisitions and Divestitures” and Note 12, “Discontinued Operations” for further details.
     On October 1, 2007, the Company completed the acquisition of 100% of the outstanding common stock of Solectron Corporation (“Solectron”), pursuant to the terms of the Agreement and Plan of Merger dated as of June 4, 2007, in a cash and stock transaction valued at an estimated $3.6 billion, including estimated transaction costs. Refer to the discussion of the Company’s acquisition of Solectron in Note 13, “Subsequent Events.”
2. SUMMARY OF ACCOUNTING POLICIES
    Basis of Presentation and Principles of Consolidation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2007 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2008.
     The Company’s fiscal fourth quarter and year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each respective calendar quarter. The third fiscal quarter ends on December 31.
     Amounts included in the Condensed Consolidated Financial Statements are expressed in U.S. dollars unless otherwise designated.

    Inventories
     The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	September 28,	March 31,
	2007	2007
	(In thousands)
Raw materials	$1,552,791	$1,338,613
Work-in-progress	551,534	602,629
Finished goods	627,020	621,061

	$2,731,345	$2,562,303

    Accounting for Business and Asset Acquisitions
     The Company has actively pursued business and asset acquisitions, which are accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). The fair value of the net assets acquired and the results of the acquired businesses are included in the Company’s Condensed Consolidated Financial Statements from the acquisition dates forward. Under the purchase method of accounting, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. Additionally, the Company may be required to recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions.
     The Company estimates the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material impact on the Company’s condensed consolidated operating results or financial condition.
    Goodwill and Other Intangibles
     The following table summarizes the activity in the Company’s goodwill account during the six-month period ended September 28, 2007:

Amount
(In thousands)
Balance, beginning of the period	$3,076,400
Purchase accounting adjustments (1)	(19,337)
Foreign currency translation adjustments	20,813

Balance, end of the period	$3,077,876

(1)
Includes adjustments and reclassifications resulting from management’s review of the valuation of tangible and identifiable intangible assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective period of acquisition, based on management’s estimates, of which approximately $14.1 million was attributable to the Company’s November 2006 acquisition of International DisplayWorks, Inc. (“IDW”). The remaining amount was primarily attributable to other purchase accounting adjustments and divestitures that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 11, “Acquisitions and Divestitures.”

     During the six-month period ended September 28, 2007, there were approximately $43.7 million of additions to intangible assets related to customer-related intangibles and approximately $15.5 million related to acquired licenses. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on management’s estimates of cash flow and recoverability. The Company is in the process of determining the fair value of intangible assets acquired in certain historical business combinations. Such valuations will be completed within one year of purchase. The components of acquired intangible assets are as follows:

	As of September 28, 2007			As of March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer-related	$275,573	(115,021)	$160,552	$211,196	$(69,000)	$142,196
Licenses and other	69,637	(13,535)	56,102	74,864	(29,140)	45,724

Total	$345,210	$(128,556)	$216,654	$286,060	$(98,140)	$187,920

     Total intangible amortization expense recognized from continuing operations was $13.7 million and $30.4 million during the three-month and six-month periods ended September 28, 2007, respectively, and $8.5 million and $15.7 million during the three-month and six-month periods ended September 29, 2006, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Years Ending March 31,	Amount
(In thousands)
2008 (1)	$21,275
2009	45,830
2010	43,550
2011	38,020
2012	28,384
Thereafter	39,595

Total amortization expense	$216,654

(1)	Represents estimated amortization for the six-month period ending March 31, 2008.
    Other Assets
     The Company has certain investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in the Company’s condensed consolidated balance sheets.
     As of September 28, 2007 and March 31, 2007, the Company’s investments in non-majority owned companies totaled $246.3 million and $250.5 million, respectively, of which $117.2 million and $122.9 million, respectively, were accounted for using the equity method. The associated equity in the earnings or losses of these equity method investments has not been material to the Company’s condensed consolidated results of operations for the three-month and six-month periods ended September 28, 2007 and September 29, 2006, and has been classified as a component of interest and other expense, net in the condensed consolidated statement of operations. As of September 28, 2007 and March 31, 2007, notes receivable from non-majority owned investments totaled $365.0 million and $343.9 million, respectively, of which $126.9 million and $121.7 million, respectively, was due from an investment accounted for using the equity method.
     Other assets also include the Company’s own investment participation in its trade receivables securitization program as further discussed in Note 7, “Trade Receivables Securitization.”
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
     The Company did not recognize any adjustments to its liability for unrecognized tax benefits as a result of the implementation of FIN 48 other than to reclassify $65.0 million from other current liabilities to other liabilities as required by the Interpretation. As of September 28, 2007, the Company had approximately $66.6 million of unrecognized tax benefits, substantially all of which, if recognized, would affect its tax expense. The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations. Although the amount of these adjustments cannot be reasonably estimated at this time, the Company is not currently aware of any material impact on its condensed consolidated results of operations and financial condition.
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
3. STOCK-BASED COMPENSATION
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) under the modified prospective transition method. As of September 28, 2007, the Company grants equity compensation awards to acquire the Company’s ordinary shares from three plans, which are referred to as the Company’s equity compensation plans below. On September 27, 2007, the Company’s shareholders approved: i) an increase in the shares available under its 2001 Equity Incentive Plan by 10.0 million ordinary shares to 42.0 million ordinary shares, and ii) a 5.0 million increase in the amount of such ordinary shares that may be issued as share bonus awards to 15.0 million ordinary shares. For further discussion of these Plans, refer to Note 2, “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
    Stock-Based Compensation Expense
     The following table summarizes the Company’s stock-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(In thousands)
Cost of sales	$1,470	$1,231	$2,469	$1,850
Selling, general and administrative expenses	9,128	6,982	16,854	13,421

Total stock-based compensation expense	$10,598	$8,213	$19,323	$15,271

     As of September 28, 2007, the total unrecognized compensation cost related to unvested stock options granted to employees under the Company’s equity compensation plans was approximately $54.2 million, net of estimated forfeitures of $4.0 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years, and will be adjusted for subsequent changes in estimated forfeitures. As of September 28, 2007, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $79.3 million, net of estimated forfeitures of approximately $3.8 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 3.6 years, and will be adjusted for subsequent changes in estimated forfeitures.
    Determining Fair Value
     The fair value of options granted to employees under the Company’s equity compensation plans during the three-month and six-month periods ended September 28, 2007 and September 29, 2006 was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Expected term	4.6 years	4.8 years	4.6 years	4.9 years
Expected volatility	35.6%	42.0%	35.5%	40.6%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.6%	5.0%	4.6%	4.9%
Weighted-average fair value	$4.21	$4.35	$4.18	$4.52

Stock-Based Awards Activity

The following is a summary of option activity for the Company’s equity compensation plans, excluding unvested share bonus awards, during the six-month period ended September 28, 2007:
			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual	Aggregate
	Shares	Price	Term in Years	Intrinsic Value
Outstanding as of March 31, 2007	51,821,915	$11.63
Granted	2,930,475	11.29
Exercised	(1,352,567)	7.42
Forfeited	(2,826,442)	12.92

Outstanding as of September 28, 2007	50,573,381	$11.65	6.34	$54,128,983

Vested and expected to vest as of September 28, 2007	49,935,936	$11.66	6.31	$53,988,828

Exercisable as of September 28, 2007	38,297,245	$11.80	5.59	$51,169,996

     The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company’s ordinary shares determined as of the time of option exercise) under the Company’s equity compensation plans was $4.1 million and $5.6 million during the three-month and six-month periods ended September 28, 2007, respectively, and $4.2 million and $6.9 million during the three-month and six-month periods ended September 29, 2006, respectively.
     Cash received from option exercises under all equity compensation plans was $7.0 million and $10.0 million for the three-month and six-month periods ended September 28, 2007, respectively, and $6.1 million and $9.1 million for the three-month and six-month periods ended September 29, 2006, respectively.
     The following table summarizes the share bonus award activity for the Company’s equity compensation plans during the six-month period ended September 28, 2007:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested share bonus awards as of March 31, 2007	4,332,500	$8.11
Granted	5,743,297	11.33
Vested	(1,146,901)	7.23
Forfeited	(274,500)	9.53

Unvested share bonus awards as of September 28, 2007	8,654,396	$10.32

     Of the 5.7 million unvested share bonus awards granted under the Company’s equity compensation plans during the six-month period ended September 28, 2007, 1,162,500 were granted to certain key employees whereby vesting is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals over periods ranging between three to five years. Management currently believes that achievement of these longer-term goals is probable. Compensation expense for share bonus awards with both a service and performance condition is being recognized on a graded attribute basis over the respective requisite contractual or derived service period of the awards.
     The total fair value of shares vested under the Company’s equity compensation plans was $3.2 million and $12.7 million during the three-month and six-month periods ended September 28, 2007, respectively, and $2.9 million and $3.0 million during the three-month and six-month periods ended September 29, 2006, respectively.
4. EARNINGS PER SHARE
     The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share from continuing operations:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Basic earnings from continuing operations per share:
Income from continuing operations	$120,938	$5,948	$227,885	$81,635
Shares used in computation:
Weighted-average ordinary shares outstanding	609,441	579,180	608,962	578,823

Basic earnings from continuing operations per share	$0.20	$0.01	$0.37	$0.14

Diluted earnings from continuing operations per share:
Income from continuing operations	$120,938	$5,948	$227,885	$81,635
Shares used in computation:
Weighted-average ordinary shares outstanding	609,441	579,180	608,962	578,823
Weighted-average ordinary share equivalents from stock options and awards (1)	5,567	6,682	5,729	6,682
Weighted-average ordinary share equivalents from convertible notes (2)	1,408	1,573	1,288	1,215

Weighted-average ordinary shares and ordinary share equivalents outstanding	616,416	587,435	615,979	586,720

Diluted earnings from continuing operations per share	$0.20	$0.01	$0.37	$0.14

(1)
Ordinary share equivalents from stock options to purchase approximately 38.5 million and 38.4 million shares outstanding during the three-month and six-month periods ended September 28, 2007, respectively, and 40.7 million and 40.8 million shares outstanding during the three-month and six-month periods ended September 29, 2006, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)
The principal amount of the Company’s Zero Coupon Convertible Junior Subordinated Notes will be settled in cash, and the conversion spread (excess of conversion value over face value), if any, will be settled by issuance of shares upon maturity. Ordinary share equivalents from the conversion spread have been included as common stock equivalents for all periods presented.

In addition, as the Company has the positive intent and ability to settle the principal amount of its 1% Convertible Subordinated Notes due August 2010 in cash, approximately 32.2 million ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. As the conversion obligation was less than the principal portion of the Convertible Notes for all periods presented, no additional shares were included as ordinary share equivalents.

5. OTHER COMPREHENSIVE INCOME
     The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(In thousands)
Net income	$120,938	$184,870	$227,885	$269,373
Other comprehensive income (loss):
Foreign currency translation adjustment	13,506	21,997	17,648	7,739
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	2,341	6,486	680	(2,062)

Comprehensive income	$136,785	$213,353	$246,213	$275,050

6. BANK BORROWINGS AND LONG-TERM DEBT
     On May 10, 2007, the Company entered into a new five-year $2.0 billion credit facility that expires in May 2012, which replaced the Company’s $1.35 billion credit facility previously existing as of March 31, 2007. As of September 28, 2007 and March 31, 2007, there were no borrowings outstanding under the $2.0 billion or $1.35 billion credit facilities, respectively. The $2.0 billion credit facility is unsecured, and contains certain covenants that are subject to a number of significant exceptions and limitations, and also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during its term. As of September 28, 2007, the Company was in compliance with the financial covenants under the $2.0 billion credit facility.
     The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and term loans in the amount of $543.0 million in the aggregate, under which there were approximately $5.9 million and $8.1 million of borrowings outstanding as of September 28, 2007 and March 31, 2007, respectively. These credit facilities are unsecured and require the Company to maintain a maximum ratio of total indebtedness to EBITDA, and a minimum fixed charge coverage ratio, as defined, during their term. As of September 28, 2007, the Company was in compliance with the financial covenants under these facilities. The lines of credit and term loans are primarily secured by accounts receivable.
7. TRADE RECEIVABLES SECURITIZATION
     As of September 28, 2007 and March 31, 2007, approximately $573.8 million and $427.7 million of the Company’s accounts receivable, respectively, had been sold to a third-party qualified special purpose entity, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $419.5 million and $334.0 million from unaffiliated financial institutions for the sale of these receivables as of September 28, 2007 and March 31, 2007, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $154.3 million and $93.7 million as of September 28, 2007 and March 31, 2007, respectively. The Company also sold accounts receivables to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $416.7 million and $398.7 million as of September 28, 2007 and March 31, 2007, respectively.

8. RESTRUCTURING CHARGES
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
     As of September 28, 2007 and March 31, 2007, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $16.0 million and $24.2 million, respectively, primarily representing manufacturing facilities located in North America that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other current assets and other assets in the condensed consolidated balance sheets.
    Fiscal Year 2008
     The Company recognized restructuring charges of approximately $10.7 million during the six-month period ended September 28, 2007 for employee termination costs associated with the involuntary termination of 173 identified employees in Europe. The activities associated with these charges will be substantially completed within one year of the commitment dates of the respective activities. The Company classified approximately $9.8 million of these charges as a component of cost of sales during the six-month period ended September 28, 2007.
     The following table summarizes the provisions, respective payments, and remaining accrued balance as of September 28, 2007 for charges incurred in fiscal year 2008 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2007	$37,764	$—	$29,447	$67,211
Activities during the first quarter:
Provisions incurred in first quarter	10,674	—	—	10,674
Cash payments for charges incurred in first quarter	(19)	—	—	(19)
Cash payments for charges incurred in fiscal year 2007	(5,321)	—	(1,141)	(6,462)
Cash payments for charges incurred in fiscal year 2006 and prior	(3,060)	—	(1,199)	(4,259)

Balance as of June 29, 2007	40,038	—	27,107	67,145
Activities during the second quarter:
Cash payments for charges incurred in fiscal year 2008	(4,814)	—	—	(4,814)
Cash payments for charges incurred in fiscal year 2007	(5,442)	—	(2,077)	(7,519)
Cash payments for charges incurred in fiscal year 2006 and prior	(2,107)	—	(682)	(2,789)

Balance as of September 28, 2007	27,675	—	24,348	52,023
Less: current portion (classified as other current liabilities)	(24,693)	—	(6,917)	(31,610)

Accrued facility closure costs, net of current portion (classified as
other liabilities)	$2,982	$—	$17,431	$20,413

     As of September 28, 2007, accrued employee termination costs related to restructuring charges incurred during fiscal year 2008 were approximately $5.8 million, the entire amount of which was classified as current. As of September 28, 2007 and March 31, 2007, accrued facility closure costs related to restructuring charges incurred during fiscal year 2007 were approximately $30.4 million and $44.4 million, respectively, of which approximately $14.8 million and $15.1 million, respectively, was classified as a long-term obligation. As of September 28, 2007 and March 31, 2007, accrued facility closure costs related to restructuring charges incurred during fiscal years 2006 and prior were approximately $15.8 million and $22.8 million, respectively, of which approximately $5.6 million and $6.7 million, respectively, was classified as a long-term obligation.
    Fiscal Year 2007
     During fiscal year 2007, the Company recognized charges of approximately $151.9 million associated with the consolidation and closure of several manufacturing facilities including the related impairment of certain long-lived assets; and other charges primarily related to the exit of certain real estate owned and leased by the Company in order to reduce its investment in property, plant and equipment. The Company classified approximately $146.8 million of these charges as a component of cost of sales during fiscal year 2007. The Company recognized approximately $96.2 million of these restructuring charges during the three-month and six-month periods ended September 29, 2006. The activities associated with these charges were substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. The Company classified approximately $95.7 million of these charges as a component of cost of sales during the three-month and six-month periods ended September 29, 2006.
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

     During fiscal year 2007, the Company recognized approximately $26.3 million of employee termination costs associated with the involuntary termination of 2,155 identified employees in connection with the charges described above. The identified involuntary employee terminations by reportable geographic region amounted to approximately 1,560, 550 and 40 for Asia, Europe, and the Americas, respectively. Approximately $22.1 million, including $0.5 million during the three-month and six-month periods ended September 29, 2006, was classified as a component of cost of sales.
     During fiscal year 2007, the Company recognized approximately $64.4 million for the write-down of property and equipment to management’s estimate of fair value associated with the planned disposal and exit of certain real estate owned and leased by the Company. Approximately $63.8 million, including $47.1 million during the three-month and six-month periods ended September 29, 2006, of this amount was classified as a component of cost of sales. The charges recognized during fiscal year 2007 also included approximately $61.2 million for other exit costs, of which $60.9 million, including $48.0 million during the three-month and six-month periods ended September 29, 2006, was classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations amounting to approximately $27.1 million, including $22.9 million during the three-month and six-month periods ended September 29, 2006, customer disengagement costs of approximately $28.5 million, including $22.9 million during the three-month and six-month periods ended September 29, 2006, and approximately $5.6 million, including $2.2 million during the three-month and six-month periods ended September 29, 2006, of other costs.
     For further discussion of the Company’s historical restructuring activities, refer to Note 10, “Restructuring Charges” to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
9. OTHER INCOME, NET
     During the six-month period ended September 28, 2007, the Company recognized a gain of approximately $9.3 million primarily related to the release of cumulative foreign exchange translation gains in connection with the divestiture of a certain international entity. The results of operations of this entity were not significant for any period presented.
10. COMMITMENTS AND CONTINGENCIES
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
11. ACQUISITIONS AND DIVESTITURES
    Acquisitions
     The business and asset acquisitions described below were accounted for using the purchase method of accounting pursuant to SFAS 141, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company’s Condensed Consolidated Financial Statements from the acquisition dates forward. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete these valuations within one year of the respective acquisition date.
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

     The aggregate purchase price for the assets acquired was approximately $594.4 million, net of closing costs. Approximately $138.5 million was paid during the six-month period ended September 29, 2006. The allocation of the purchase price to specific assets and liabilities was based upon management’s estimates of cash flow and recoverability and was approximately $340.2 million to inventory, $40.8 million to fixed assets and other, and $118.5 million to current and non-current liabilities with the remaining amounts being allocated to intangible assets, including goodwill. The purchases have resulted in purchased intangible assets of approximately $49.4 million, primarily related to customer relationships and contractual agreements with weighted-average useful lives of eight years, and goodwill of approximately $282.5 million. On October 13, 2006, the Company entered into an amendment (“Nortel Amendment”) to the various agreements with Nortel to expand Nortel’s obligation for reimbursement for certain costs associated with the transaction. The allocation of the purchase price to specific assets and liabilities is subject to adjustment based on the nature of the costs that are contingently reimbursable under the Nortel Amendment through fiscal year 2008. The contingent reimbursement has not been recorded as part of the purchase price, pending the outcome of the contingency.
    International DisplayWorks, Inc. (“IDW”)
     On November 30, 2006, the Company completed its acquisition of 100% of the outstanding common stock of IDW in a stock-for-stock merger for total purchase consideration of approximately $299.6 million. The allocation of the purchase price to specific assets and liabilities was based upon management’s estimate of cash flow and recoverability. As of September 28, 2007, management estimates the allocation to be approximately $105.4 million to current assets, primarily comprised of cash and cash equivalents, marketable securities, accounts receivable and inventory, approximately $32.8 million to fixed assets and other assets, approximately $31.3 million to identifiable intangible assets, primarily related to customer relationships and contractual agreements with weighted-average useful lives of 8 years, approximately $194.8 million to goodwill, and approximately $64.7 million to assumed liabilities, primarily accounts payable and other current liabilities. The allocation of the purchase price to specific assets and liabilities is subject to final purchase price adjustments.
    Other Acquisitions
     During the six-month period ended September 28, 2007, the Company completed one acquisition that was not significant to the Company’s condensed consolidated results for continuing operations and financial position. The acquired business complements the Company’s design and manufacturing capabilities for the automotive market segment. The aggregate purchase price for this acquisition was not material. In addition, the Company paid approximately $8.9 million in cash for contingent purchase price adjustments relating to certain historical acquisitions. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for acquisitions attributable to continuing operations is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through fiscal year 2009. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
     During the six-month period ended September 29, 2006, the Company completed three acquisitions that were not individually, or in the aggregate, significant to the Company’s condensed consolidated results for continuing operations and financial position. The acquired businesses complement the Company’s design and manufacturing services across multiple product offerings. The aggregate purchase price for these acquisitions totaled approximately $101.5 million, of which $85.6 million was paid in the six-month period ended September 29, 2006. The Company also paid $18.1 million for the purchase of an additional 3% incremental ownership of Flextronics Software Systems Limited (“FSS”), which was subsequently sold with the Company’s Software Development and Solutions Business. Accordingly, the results of operations of FSS are reflected in discontinued operations. In addition, the Company paid approximately $5.0 million in cash for contingent purchase price adjustments relating to certain historical acquisitions, all of which were attributable to discontinued operations.
     Pro forma results for the Company’s acquisitions of Nortel’s operations in Calgary, Canada, IDW, and its other acquisitions have not been presented for the three-month and six-month periods ended September 28, 2007 and September 29, 2006 as such results were not materially different from the Company’s actual results on either an individual or an aggregate basis.

     Divestitures
     In September 2006, the Company completed the sale of its Software Development and Solutions business to Software Development Group (now known as “Aricent”), an affiliate of Kohlberg Kravis Roberts & Co. The divestiture resulted in a gain of approximately $171.2 million, net of $10.0 million of estimated tax on the sale, which is included in income from discontinued operations in the unaudited condensed consolidated statements of operations for the three-month and six-month periods ended September 29, 2006.
12. DISCONTINUED OPERATIONS
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the divestiture of the Company’s Software Development and Solutions business during the September 2006 quarter qualifies as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the statements of operations for the three-month and six-month periods ended September 29, 2006. As the divestiture of the Company’s Software Development and Solutions business was completed in September 2006, there were no results from discontinued operations for the three-month and six-month periods ended September 28, 2007, or assets or liabilities attributable to discontinued operations as of September 28, 2007 or March 31, 2007.
     The results from discontinued operations were as follows:

	Three-Month	Six-Month
	Period Ended	Period Ended
	September 29, 2006
	(In thousands)
Net sales	$44,197	$114,305
Cost of sales (including $6 and $12 of stock-based compensation expense for the three-month and six-month periods ended September 29, 2006, respectively)	29,106	72,648

Gross profit	15,091	41,657
Selling, general and administrative expenses (including $197 and $544 of stock-based compensation expense for the three-month and six-month periods ended September 29, 2006, respectively)	6,274	20,707
Intangible amortization	2,137	5,201
Interest and other income, net	(2,197)	(4,112)
Gain on divesture of operations (net of $1,709 of stock-based compensation expense for the three-month and six-month periods ended September 29, 2006)	(181,228)	(181,228)

Income before income taxes	190,105	201,089
Provision for income taxes	11,183	13,351

Net income of discontinued operations	$178,922	$187,738

13. SUBSEQUENT EVENTS
    Solectron Acquisition
     On June 4, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solectron Corporation (“Solectron”), pursuant to which the Company agreed to acquire Solectron in a cash and stock transaction. On October 1, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Solectron, a provider of value-added electronics manufacturing and supply chain services to OEMs.
     The results of Solectron’s operations will be included in the Company’s condensed consolidated financial results beginning on October 1, 2007, the acquisition date.
     The Company issued approximately 221.8 million of its ordinary shares and paid approximately $1.1 billion in cash pursuant to the terms of the Merger Agreement. The Company also assumed the Solectron Corporation 2002

Stock Plan, including all options to purchase Solectron common stock with an exercise price equal to or less than $5.00 per share of Solectron common stock outstanding under such plan. Each option assumed was converted into an option to acquire the Company’s ordinary share after applying the 0.3450 exchange ratio. As a result, the Company assumed approximately 7.4 million fully vested and unvested options to acquire the Company’s ordinary shares with exercise prices ranging between $5.45 and $14.41 per Flextronics ordinary share. Further, there are approximately 19.4 million additional shares available for grant under the Solectron Corporation 2002 Stock Plan.
     Pursuant to the purchase method of accounting, the fair value of each Flextronics ordinary share issued was $11.36, which is based on an average of the Company’s closing share prices for the five trading days beginning two trading days before and ending two trading days after September 27, 2007, the date on which the number of the Company’s ordinary shares to be issued was known. The fair value of options assumed was estimated using the Black-Scholes option-pricing formula.
     The estimated total purchase price for the acquisition is as follows:

(In thousands)
Fair value of Flextronics ordinary shares issued	$2,520,557
Cash	1,059,482
Estimated fair value of vested options assumed	12,000
Direct transaction costs (1)	37,000

Total aggregate purchase price	$3,629,039

(1)	Direct transaction costs consist of estimated legal, accounting, financial advisory and other costs relating to the acquisition.
     The allocation of the purchase price to Solectron’s tangible assets acquired and liabilities assumed is subject to completion of a formal valuation process and review by management, which has not yet been completed because such amounts cannot be estimated at this time.
     Acquisition Related Debt
     In connection with the acquisition, the Company entered into a $1.759 billion term loan facility, dated as of October 1, 2007 (the “Term Loan Agreement”). The term loan facility was provided for the purposes of consummating the acquisition, to pay the applicable repurchase or redemption price for Solectron’s 8% Senior Subordinated Notes due 2016 and 0.5% Senior Convertible Notes due 2034 assumed by the Company in connection with the acquisition (the “Solectron Notes”), and to pay any related fees and expenses including acquisition-related costs.
     On October 1, 2007, the Company borrowed $1.109 billion under the facility to pay the cash consideration in the acquisition and acquisition related fees and expenses. Of this amount, $500.0 million matures five years from the date of the Term Loan Agreement and the remainder matures in seven years. The remaining $650.0 million of the term loan facility is available for 90 days from closing and may be drawn on up to three occasions (the “Delayed Draw Facility”). The maturity date of any Delayed Draw Facility loans will be seven years from the date of the Term Loan Agreement. Loans will amortize in quarterly installments in an amount equal to 1% per annum with the balance due at the end of the fifth or seventh year, as applicable. The Company may prepay the loans at any time at 100% of par for any loan with a five year maturity and at 101% of par for the first year and 100% of par thereafter, for any loan with a seven year maturity, in each case plus accrued and unpaid interest and reimbursement of the lender’s redeployment costs.
     Borrowings under the Term Loan Agreement bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. In addition, during the period that the Delayed Draw Facility is available, the Company is required to pay a quarterly commitment fee ranging from 0.25% to 0.50% per annum on the unutilized portion of the Delayed Draw Facility, depending on the date of determination.
     The Term Loan Agreement is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities,

(iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The Term Loan Agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA, during the term of the Term Loan Agreement. Borrowings under the Term Loan Agreement are guaranteed by the Company and certain of its subsidiaries.
     On October 1, 2007, Flextronics commenced a change in control repurchase offer, as required by the 8% Notes Indenture, pursuant to which Flextronics offered to repurchase any and all of the $150.0 million principal amount of the 8% Notes outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. Any 8% Notes tendered pursuant to the repurchase offer were to be repurchased on October 31, 2007. Separately, Flextronics notified holders of the outstanding 8% Notes that it was exercising its right to redeem the 8% Notes prior to maturity pursuant to the optional redemption procedures provided for under the 8% Notes Indenture. Any 8% Notes that were not repurchased pursuant to the change in control repurchase offer were to be redeemed on October 31, 2007 at a redemption price equal to the greater of (i) 100% of the principal amount of the 8% Notes, plus accrued and unpaid interest, and (ii) the make-whole premium provided for under the 8% Notes Indenture, plus, to the extent not included in the make-whole premium, accrued and unpaid interest. On October 31, 2007, $1.5 million of the 8% Notes were repurchased pursuant to the repurchase offer and $148.5 million of the 8% Notes were redeemed by the Company for an aggregate repurchase and redemption price of approximately $171.6 million. As indicated above, the Delayed Draw Facility provides for up to $650.0 million to repurchase or redeem the Solectron Notes and for related expenses. On October 15, 2007, the Company borrowed $175.0 million under the Delayed Draw Facility.
     On October 31, 2007, Flextronics commenced change in control repurchase offers, as required by the Convertible Notes Indentures, pursuant to which the Company offered to repurchase any and all of the $450.0 million principal amount of Convertible Notes outstanding at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. The Company expects to repurchase the Convertible Notes tendered pursuant to these repurchase offers on December 14, 2007.
     Restructuring Charges
     On November 2, 2007, executive management of the Company committed to various restructuring activities to be undertaken in connection with the Company’s acquisition of Solectron. The costs associated with the restructuring and integration activities are related to operations that were associated with the Company prior to its acquisition of Solectron, and are centered on the global footprint rationalization and elimination of redundant assets or unnecessary functions resulting from the combination of the two companies.
     Total restructuring charges are estimated to range between $430.0 million and $500.0 million and are expected to be recognized during the next 12 months. The associated restructuring activities encompass over twenty five different manufacturing locations and are focused on reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities, and certain other administrative consolidations. These restructuring activities involve multiple actions at each location and will be completed in multiple steps, some of which are underway and others of which will commence shortly. The estimated restructuring charges are comprised of the following items:

	(In thousands)
Employee related	$110,000	$135,000
Contractual obligations	95,000	105,000
Asset impairment	220,000	250,000
Other exit costs	5,000	10,000

Total estimated restructuring charges	$430,000	$500,000

     The employee related costs are primarily attributable to cash employee termination costs associated with the involuntary terminations of approximately 7,000 identified employees in connection with the various facility closures and consolidations, and are expected to be paid within approximately one year.
     Contractual obligations costs are primarily comprised of charges associated with facility lease termination costs, equipment lease termination costs and certain other contractual commitments. Of the total charges associated with contractual obligations, approximately $65.0 million to $85.0 million is expected to be paid in cash within approximately one year. The facility closures and activities to which all of these charges relate are expected to be completed within one year, except for certain long-term contractual obligations.
     The non-cash asset impairment charges are primarily associated with the write-down of property, plant and equipment. All associated asset impairments reflect the write-down to management’s estimate of fair value.
     Deferred Tax Assets
     In connection with the Company’s acquisition of Solectron, the Company also re-evaluated previously recorded deferred tax assets in the United States, which are primarily comprised of tax loss carry forwards. Management believes that the likelihood that certain deferred tax assets will be realized has decreased because the Company expects future projected taxable income in the United States will be lower as a result of increased interest expense resulting from the term loan entered into as part of the acquisition of Solectron. Accordingly, the Company expects to recognize tax expense of approximately $640.0 million to $650.0 million during the quarter ended December 31, 2007. There is no incremental cash expenditure relating to this increase in tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.
     This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section, as well as in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2007. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
OVERVIEW
     We are a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following markets: computing; mobile communication devices; consumer digital devices; telecommunications infrastructure; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical devices. We provide a full range of vertically-integrated global supply chain services through which we design, build, and ship a complete packaged product for customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; rigid printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; logistics; after-sales services; and multiple component product offerings.
     We are one of the world’s largest EMS providers, with revenues from continuing operations of $5.6 billion and $10.7 billion during the three-month and six-month periods ended September 28, 2007, respectively, and $18.9 billion during fiscal year 2007. As of March 31, 2007, total manufacturing capacity was approximately 17.7 million square feet in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. For the six-month period ended September 28, 2007, net sales from continuing operations in Asia, the Americas and Europe represented approximately 61%, 23% and 16%, respectively, of total net sales from continuing operations.
     We believe that the combination of extensive design and engineering services, global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial campuses in low-cost geographic areas, operational track record as well as depth in management provide us with a competitive advantage in the market for designing and manufacturing electronics products for leading multinational OEMs. Through these services and facilities, we simplify the global product development and manufacturing process and provide meaningful time-to-market and cost savings for OEM customers.
     The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services has escalated as an increasing number of OEMs have outsourced some or all of their design and manufacturing requirements. Price pressure on customers’ products in their end markets has led to increased demand for EMS production capacity in the lower-cost regions of the world, such as China, India, Malaysia, Mexico, and Eastern Europe, where we have a significant presence. We have responded by making strategic decisions to realign global capacity and infrastructure with the demands of customers to optimize the operating efficiencies that can be provided by a global presence. These realignments have shifted manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, thereby enhancing our ability to provide cost-effective manufacturing services and have allowed us to retain and expand existing relationships with customers and attract new business. As a result, we have recognized a significant amount of restructuring charges in connection with the realignment of global capacity and infrastructure.
     Our operating results are affected by a number of factors, including the following:
•	integration of acquired businesses and facilities;

•	our customers may not be successful in marketing their products, their products may not gain widespread commercial acceptance, and their products have short product life cycles;

•	our customers may cancel or delay orders or change production quantities;

•
our operating results vary significantly from period to period due to the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize manufacturing capacity, seasonal demand, shortages of components and other factors;

•
our increased design services and components offerings may reduce profitability as we are required to make substantial investments in the resources necessary to design and develop these products without guarantee of cost recovery and margin generation;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by OEM customers; and

•	managing growth and changes in operations.
    Solectron Acquisition
     We have actively pursued acquisitions and purchases of manufacturing facilities, design and engineering resources and technologies in order to expand worldwide operations, broaden service offerings, diversify and strengthen customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. On October 1, 2007, we completed the acquisition of 100% of the outstanding common stock of Solectron Corporation (“Solectron”) in a stock and cash transaction valued at approximately $3.6 billion. In connection with the acquisition, we issued approximately 221.8 million of the Company’s ordinary shares, paid approximately $1.1 billion in cash and entered into a $1.759 billion term loan facility to finance the cash portion of the acquisition including related fees and expenses, and to refinance certain of Solectron’s outstanding debt assumed in the acquisition. As a result of the acquisition, we expect to incur restructuring charges ranging between $430.0 million and $500.0 million associated with integration and restructuring activities related to operations that were associated with the Company prior to its acquisition of Solectron, and tax expense of approximately $640.0 million to $650.0 million from the re-evaluation of previously recorded deferred tax assets in the United States. Refer to Note 13, “Subsequent Events” to the Condensed Consolidated Financial Statements for further discussion.
     The results of Solectron’s operations will be included in our consolidated financial results beginning October 1, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We believe the following accounting policy, which was identified as critical as a result of the acquisition of Solectron, together with those discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, affect our more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.
    Accounting for Business and Asset Acquisitions
     We have actively pursued business and asset acquisitions, which are accounted for using the purchase method of accounting in accordance with Statement of SFAS No. 141, Business Combinations (“SFAS 141”). The fair value of the net assets acquired and the results of the acquired businesses are included in the Condensed Consolidated

Financial Statements from the acquisition dates forward. Under the purchase method of accounting, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. Additionally, we may be required to recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions.
     We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material impact on our condensed consolidated operating results or financial condition.
    Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is provided in Note 2, “Summary of Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this document. In addition, reference should be made to the audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K. The data below, and discussion that follows, represent results from continuing operations. Information regarding discontinued operations is provided in Note 12, “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.4	94.2	94.4	94.2
Restructuring charges	—	2.0	0.1	1.1

Gross profit	5.6	3.8	5.5	4.7
Selling, general and administrative expenses	2.7	3.2	2.8	3.1
Intangible amortization	0.2	0.2	0.3	0.2
Other income, net	—	—	(0.1)	—
Interest and other expense, net	0.3	0.6	0.3	0.6

Income (loss) from continuing operations before income taxes	2.4	(0.2)	2.2	0.8
Provision for (benefit from) income taxes	0.2	(0.3)	0.1	(0.1)

Income from continuing operations	2.2	0.1	2.1	0.9
Discontinued operations:
Income from discontinued operations, net of tax	—	3.8	—	2.2

Net income	2.2%	3.9%	2.1%	3.1%

    Net Sales
     Net sales during the three-month period ended September 28, 2007 totaled $5.6 billion, representing an increase of $0.9 billion, or 18.2%, from $4.7 billion during the three-month period ended September 29, 2006, primarily due to new program wins from various customers across multiple markets. Sales increased across the following markets we serve; (i) $389.5 million in the telecommunications infrastructure market, (ii) $193.4 million in the computing market, (iii) $136.8 million in the industrial, medical, automotive and other markets, (iv) $99.6 million in the consumer digital market, and (v) $35.5 million in the mobile communications market. Net sales during the three-month period ended September 28, 2007 increased by $475.4 million, $217.1 million and $162.3 million in Asia, the Americas and Europe, respectively.

     Net sales during the six-month period ended September 28, 2007 totaled $10.7 billion, representing an increase of $2.0 billion, or 22.3%, from $8.8 billion during the six-month period ended September 29, 2006, primarily due to new program wins from various customers across multiple markets. Sales increased across the following markets we serve; (i) $827.3 million in the telecommunications infrastructure market, (ii) $417.9 million in the mobile communications market, (iii) $297.6 million in the industrial, medical, automotive and other markets, (iv) $283.2 million in the consumer digital market, and (v) $126.6 million in the computing market. Net sales during the six-month period ended September 28, 2007 increased by $1.1 billion, $582.5 million and $231.5 million in Asia, the Americas and Europe, respectively.
     Our ten largest customers during the three-month and six-month periods ended September 28, 2007 accounted for approximately 60% and 61% of net sales, respectively, with Sony-Ericsson accounting for greater than 10% of net sales for both periods. Our ten largest customers during the three-month and six-month periods ended September 29, 2006 accounted for approximately 68% and 67% of net sales, respectively, with Hewlett-Packard and Sony-Ericsson each accounting for greater than 10% of net sales for both periods.
    Gross Profit
     Gross profit during the three-month period ended September 28, 2007 increased $135.4 million to $313.8 million, or 5.6% of net sales, from $178.4 million, or 3.8% of net sales, during the three-month period ended September 29, 2006. The 180 basis point period-over-period improvement in gross margin was attributable to a 200 basis points decrease in restructuring and other charges recognized during the three-month period ended September 29, 2006, offset by a 20 basis point increase in cost of sales during the three-month period ended September 28, 2007 related to a change in customer and product mix, and higher start-up and integration costs associated with multiple new large scale programs.
     Gross profit during the six-month period ended September 28, 2007 increased $180.2 million to $594.6 million, or 5.5% of net sales, from $414.4 million, or 4.7% of net sales, during the six-month period ended September 29, 2006. The 80 basis point period-over-period improvement in gross margin was attributable to a decrease of 100 basis points in restructuring and other charges for the six-month period ended September 28, 2007, offset by a 20 basis point increase in cost of sales during the six-month period ended September 28, 2007 related to a change in customer and product mix, and higher start-up and integration costs associated with multiple new large scale programs.
    Restructuring Charges
     During the six-month period ended September 28, 2007, we recognized restructuring charges of approximately $10.7 million for severance associated with the consolidation of a manufacturing facility in Europe. Approximately $9.8 million of the charges were classified as a component of cost of sales.
     During the three-month and six-month periods ended September 29, 2006, we recognized charges of approximately $96.2 million related to the impairment, lease termination, exit costs and other charges primarily related to the disposal and exit of certain real estate owned and leased by us in order to reduce our investment in property, plant and equipment. Approximately $95.7 million of the charges were classified as a component of cost of sales. During the three-month and six-month periods ended September 30, 2006, charges recognized by reportable geographic region amounted to $59.0 million, $22.5 million and $14.7 million for the Americas, Asia and Europe, respectively.
     As of September 28, 2007, accrued severance and facility closure costs related to restructuring charges incurred during the six-month period ended September 28, 2007 and prior were approximately $52.0 million, of which approximately $20.4 million was classified as a long-term obligation.
     Refer to Note 8, “Restructuring Charges” of the Notes to Condensed Consolidated Financial Statements for further discussion of our historical restructuring activities.

     On November 2, 2007, executive management committed to various restructuring activities to be undertaken in connection with our acquisition of Solectron. The costs associated with the restructuring and integration activities are related to operations that were associated with the Company prior to its acquisition of Solectron, and are centered on the global footprint rationalization and elimination of redundant assets or unnecessary functions resulting from the combination of the two companies. Total restructuring charges are estimated to range between $430.0 and $500.0 million and are expected to be recognized during the next 12 months. Refer to our discussion of Restructuring Activities in Note 13, “Subsequent Events” to the Condensed Consolidated Financial Statements for further discussion.
    Selling, General and Administrative Expenses
     Selling, general and administrative expenses, or SG&A, amounted to $152.6 million, or 2.7% of net sales, during the three-month period ended September 28, 2007, compared to $148.3 million, or 3.2% of net sales, during the three-month period ended September 29, 2006. SG&A amounted to $299.1 million, or 2.8% of net sales, during the six-month period ended September 28, 2007, compared to $267.5 million, or 3.1% of net sales, during the six-month period ended September 29, 2006. The increases in SG&A during the three-month and six-month periods ended September 28, 2007 were primarily attributable to business and asset acquisitions over the past 12 months, and continued investments in resources necessary to support accelerating revenue growth as well as investments in certain technical capabilities to enhance our overall design and engineering competencies. The improvement in SG&A as a percentage of net sales during the three-month and six-month periods ended September 28, 2007 was primarily attributable to higher net sales.
    Intangible Amortization
     Amortization of intangible assets during the three-month period ended September 28, 2007 increased by $5.2 million to $13.7 million from $8.5 million during the three-month period ended September 29, 2006. The increase in expense during the three-month period ended September 28, 2007 was attributable to the amortization of intangible assets acquired over the 12 months ended September 28, 2007, which were primarily related to certain acquired licenses and the acquisitions of IDW and other smaller businesses that were not individually significant to our condensed consolidated results.
     Amortization of intangible assets during the six-month period ended September 28, 2007 increased by $14.7 million to $30.4 million from $15.7 million during the six-month period ended September 29, 2006. The increase in expense during the six-month period ended September 28, 2007 was attributable to the amortization of intangible assets acquired over the 12 months ended September 28, 2007, which were primarily related to certain acquired licenses and the acquisitions of Nortel’s system house operations in Calgary, Canada, IDW and other smaller businesses that were not individually significant to our condensed consolidated results.
    Other Income, Net
     During the six-month period ended September 28, 2007 we recognized a gain of approximately $9.3 million primarily related to the release of cumulative foreign exchange translation gains in connection with the divestiture of a certain international entity.
    Interest and Other Expense, Net
     Interest and other expense, net was $16.2 million during the three-month period ended September 28, 2007 compared to $31.1 million during the three-month period ended September 29, 2006, a decrease of $14.9 million. Interest and other expense, net was $31.7 million during the six-month period ended September 28, 2007 compared to $60.3 million during the six-month period ended September 29, 2006, a decrease of $28.6 million. The decreases in expense are primarily the result of lower average debt balances, and interest and other income earned on the $250.0 million face value promissory note and certain other agreements received in connection with the divestiture of the Software Development and Solutions business during the second quarter of fiscal year 2007.

    Income Taxes
     Certain subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 8, “Income Taxes” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for further discussion.
     Our consolidated effective tax rate was 7.9% and 5.7% during the three-month and six-month periods ended September 29, 2007, respectively.
     The tax benefit during the three-month and six-month periods ended September 29, 2006 includes an approximate $23.0 million tax benefit related to the $96.2 million of impairment, lease termination, exit costs and other charges primarily related to the disposal and exit of certain real estate owned and leased by us in order to reduce our investment in property, plant and equipment.
     The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon a current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to subsidiaries primarily in China, Hungary, and Malaysia.
     In evaluating the realizability of deferred tax assets, we consider recent history of operating income and losses by jurisdiction, exclusive of items that we believe are non-recurring in nature such as restructuring charges. We also consider the future projected operating income in the relevant jurisdiction and the effect of any tax planning strategies. In connection with our acquisition of Solectron on October 1, 2007, we re-evaluated previously recorded deferred tax assets in the United States, which are primarily comprised of tax loss carry forwards, and as a result we expect to recognize tax expense of approximately $640.0 to $650.0 million during the quarter ended December 31, 2007. There is no incremental cash expenditure relating to this increase in tax expense. Refer to our discussion of Deferred Tax Assets in Note 13, “Subsequent Events” to the Condensed Consolidated Financial Statements for further discussion.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). We adopted FIN 48 in the first quarter of fiscal year 2008 and did not recognize any adjustments to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. Refer to our discussion of Recent Accounting Pronouncements under Note 2, “Summary of Accounting Policies” to the Condensed Consolidated Financial Statements for further discussion.
LIQUIDITY AND CAPITAL RESOURCES — CONTINUING AND DISCONTINUED OPERATIONS
     As of September 28, 2007, we had cash and cash equivalents of $1.0 billion and bank and other borrowings of $1.5 billion. On May 10, 2007, we replaced our $1.35 billion revolving credit facility with a new $2.0 billion credit facility, under which we had no borrowings outstanding as of September 28, 2007. The $2.0 billion credit facility and other various credit facilities are subject to compliance with certain financial covenants. As of September 28, 2007, we were in compliance with the financial covenants under our indentures and credit facilities. Working capital as of September 28, 2007 and March 31, 2007 was approximately $1.3 billion and $1.1 billion, respectively.
     Cash provided by operating activities amounted to $515.9 million during the six-month period ended September 28, 2007, as compared to cash used in operating activities of $49.2 million during the six-month period ended September 29, 2006.
     During the six-month period ended September 28, 2007, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:
•	net income of $227.9 million;

•	depreciation and amortization of $171.4 million;

•	non-cash stock-based compensation expense of $19.3 million; and

•	an increase in accounts payable and other liabilities of $713.7 million.
     During the six-month period ended September 28, 2007, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:
•	a gain associated with the divestiture of a certain international entity in the amount of $9.3 million;

•	an increase in accounts receivable of $281.2 million;

•	an increase in inventories of $157.6 million; and

•	an increase in other current and non-current assets of $148.2 million.
     The increases in working capital accounts were due primarily to increased overall business activity and in anticipation of continued growth.
     During the six-month period ended September 29, 2006, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:
•	net income of $269.4 million;

•	depreciation and amortization of $163.4 million;

•	non-cash stock-based compensation expense of $15.3 million;

•	non-cash impairment and other charges of $77.0 million; and

•	an increase in accounts payables and other liabilities of $761.6 million.
     During the six-month period ended September 29, 2006, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:
•	the pretax gain associated with the divestiture of the Software Development and Solutions business in the amount of $181.2 million;

•	an increase in inventories of $712.8 million;

•	an increase in accounts receivable of $363.1 million; and

•	an increase in other current and non-current assets of $61.6 million.
     The increases in working capital accounts were due primarily to increased overall business activity and in anticipation of continued growth.
     Cash used in investing activities amounted to $221.5 million during the six-month period ended September 28, 2007, as compared to cash provided by investing activities of $23.7 million during the six-month period ended September 29, 2006.
     Cash used in investing activities during the six-month period ended September 28, 2007 primarily related to the following:
•
net capital expenditures of $146.1 million for the purchase of equipment and for the continued expansion of various low-cost, high-volume manufacturing facilities and industrial parks, as well as for the continued

investment in our printed circuit board operations and components business;

•	payments for the acquisition of businesses of $11.6 million, net of cash acquired, including contingent purchase price adjustments relating to certain historical acquisitions; and

•	$69.3 million of miscellaneous investments primarily related to participation in our trade receivables securitization program.
     Cash provided by investing activities during the six-month period ended September 28, 2007 primarily related to the following:
•	proceeds of $5.5 million from the divestiture of a certain international entity.
     Cash provided by investing activities during the six-month period ended September 29, 2006 primarily related to the following:
•	proceeds of $579.9 million from the divestiture of the Software Development and Solutions business, net of cash held by the business of $108.6 million.
     Cash used in investing activities during the six-month period ended September 29, 2006 primarily related to the following:
•
net capital expenditures of $277.4 million for the purchase of equipment and for the continued expansion of various low-cost, high-volume manufacturing facilities and industrial parks, as well as for the continued investment in our printed circuit board operations and components business;

•
payments for the acquisition of businesses of $247.3 million, including $138.5 million associated with the Nortel transaction, $18.1 million for additional shares purchased in Hughes Software Systems and $90.7 million for various other acquisitions of businesses, net of cash acquired, and contingent purchase price adjustments relating to certain historical acquisitions; and

•	$31.4 million of investments in certain non-publicly traded technology companies and notes receivables.
     Cash provided by financing activities amounted to $4.4 million and $140.6 million during the six-month periods ended September 28, 2007 and September 29, 2006, respectively.
     Cash provided by financing activities during the six-month period ended September 28, 2007 primarily related to the following:
•	$10.0 million of proceeds from the sale of ordinary shares under employee stock plans.
     Cash used in financing activities during the six-month period ended September 28, 2007 primarily related to the following:
•	net repayment of bank borrowings and capital lease obligations amounting to $5.6 million.
     Cash provided by financing activities during the six-month period ended September 29, 2006 primarily related to the following:
•	net proceeds from bank borrowings of $131.5 million; and

•	$9.1 million of proceeds from the sale of ordinary shares under employee stock plans.
     Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. Local government regulations may restrict the ability to move cash balances to meet cash needs under certain circumstances. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization.
     Working capital requirements and capital expenditures could continue to increase in order to support future expansions of operations, including our recent acquisition of Solectron. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, the extent of cash charges associated with any future restructuring activities and levels of shipments and changes in volumes of customer orders.
     On October 1, 2007, we completed the acquisition of 100% of the outstanding common stock of Solectron by issuing approximately 221.8 million of our ordinary shares and paying approximately $1.1 billion in cash. In connection with the acquisition, we entered into a $1.759 billion term loan facility, dated as of October 1, 2007, to fund the cash portion of the consideration, pay acquisition related costs, and to refinance certain of Solectron’s outstanding long-term debt assumed by the Company. On October 1, 2007, we borrowed $1.109 billion under the facility to pay the cash consideration in the acquisition and acquisition-related fees and expenses. On October 15, 2007, we borrowed $175.0 million under the facility to repurchase and redeem Solectron’s 8% Senior Subordinated Notes due 2016. On October 31, 2007, Flextronics commenced change in control repurchase offers for Solectron’s $450.0 million outstanding principal amount of 0.5% Senior Convertible Notes, which we expect to repurchase on December 14, 2007. The remaining $475.0 million of the term loan facility is available to repurchase these notes together with related expenses. Assuming we borrowed the entire amount available under the term loan facility, as of September 28, 2007, the combined company would have had approximately $3.2 billion in total long-term debt outstanding on a pro-forma basis. Additionally, we expect to pay between $500.0 million and $550.0 million in cash during the year commencing with the closing of the acquisition for aggregate costs relating to restructuring and integration activities for global footprint rationalization and elimination of redundant assets or unnecessary functions. These payments include estimated amounts that relate to our estimated restructuring charges for operations that were associated with the Company prior to its acquisitions of Solectron, and for activities that will be recorded as liabilities assumed from Solectron. Refer to Note 13, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements for further discussion.
     Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell accounts receivable to certain third-party banking institutions with limited recourse, and a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit.
     We believe that existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund operations through at least the next twelve months.
     It is possible that other future acquisitions may also be significant and may require the payment of cash. We anticipate that we will enter into debt and equity financings, sales of accounts receivable and lease transactions to fund other acquisitions and anticipated growth. The sale or issuance of equity or convertible debt securities could result in dilution to current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations and could increase debt service obligations. This increased indebtedness could limit the combined company’s flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit the combined company’s ability to access additional capital or execute its business strategy. Any downgrades in credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     Information regarding long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. As previously discussed, on October 1, 2007, we entered into a $1.759 billion term loan facility in connection with the acquisition of Solectron to fund the cash portion of the consideration, pay acquisition related costs, and to refinance certain of Solectron’s outstanding long-term debt assumed by the Company. As a result, our contractual obligations for long-term debt and related interest will increase materially from the amounts disclosed as of March 31, 2007. Refer to Note 13, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements for further details.
     We currently expect there will be no further material changes in our contractual obligations that are outside the ordinary course of business since March 31, 2007 as a result of the acquisition of Solectron.
     We adopted FIN 48 in the first quarter of fiscal year 2008 and did not recognize any adjustments to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. As of September 28, 2007, we had approximately $66.6 million of unrecognized tax benefits, which, if recognized, would affect tax expense. These unrecognized tax benefits were not included in our discussion of contractual obligations as of March 31, 2007. Unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations. Although the amount of these adjustments, or amount and timing of related payments cannot be reasonably estimated at this time, we are not currently aware of any material impact on our condensed consolidated results of operations and financial condition. As of September 28, 2007, substantially all of these unrecognized tax benefits were classified as long-term.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the six-month period ended September 28, 2007 as compared to the fiscal year ended March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
    (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 28, 2007, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2007, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
    (b) Changes in Internal Control Over Financial Reporting
     There were no changes in internal controls over financial reporting that occurred during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007 and in Part I, “Item 1A. Risk Factors” in Solectron’s Annual Report on Form 10-K for the years ended August 25, 2006 and in Part II, “Item 1A. Risk Factors” in Solectron’s Form 10-Q for the quarter ended June 1, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in Solectron’s Form 10-K and 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results. In connection with our acquisition of Solectron, we are subject to the following risks related to the acquisition:
The Company expects to incur significant restructuring charges and other costs associated with the acquisition.
     As discussed under Restructuring Activities in Note 13, “Subsequent Events” to the Condensed Consolidated Financial Statements, the Company expects to incur estimated total restructuring charges ranging between $430.0 and $500.0 million during the next 12 months for costs associated with restructuring and integration activities in connection with the Company’s acquisition of Solectron. Further, the Company expects to incur other significant costs for integrating the businesses and operations of Flextronics and Solectron that will be recorded as liabilities assumed from Solectron, with a corresponding increase in goodwill and no impact on operating results. The Company expects to pay between $500.0 and $550.0 million in the aggregate for all costs relating to these restructuring and integration activities. There can be no assurance that we will not incur additional charges in subsequent quarters to reflect additional costs associated with the acquisition. The financial results of the combined company may be adversely affected by cash expenditures and non-cash charges incurred in connection with the restructuring and integration activities.
We may take additional substantial restructuring charges in the future, which may have a material adverse impact on operating results.
     Flextronics and Solectron have historically recognized substantial restructuring and other charges resulting from reduced workforce and capacity at higher-cost locations, and the consolidation and closure of several manufacturing facilities, including related impairment of certain long-lived assets. If we are required to take restructuring charges in the future that are in addition to those discussed under Restructuring Activities in Note 13, “Subsequent Events” to the Condensed Consolidated Financial Statements, the charges could have a material adverse impact on our operating results, financial position and cash flows.
We may not realize the expected benefits of the acquisition due to difficulties integrating the businesses, operations and product lines of Flextronics and Solectron.
     We believe that the acquisition of Solectron will result in certain benefits, including certain cost and operating synergies and operational efficiencies. However, our ability to realize these anticipated benefits will depend on a successful combination of the businesses of Flextronics and Solectron. The integration process will be complex, time-consuming and expensive and could disrupt the combined company’s business if not completed in a timely and efficient manner. The combined company may not realize the expected benefits of the acquisition for a variety of reasons, including but not limited to the following:

•	failure to demonstrate to customers and suppliers that the acquisition will not result in adverse changes in client service standards or business focus;

•	difficulties integrating IT and financial reporting systems;

•	failure to rationalize and integrate facilities quickly and effectively;

•	loss of key employees during the transition and integration periods;

•	revenue attrition in excess of anticipated levels; and

•	failure to leverage the increased scale of the combined company quickly and effectively.
Uncertainties associated with the acquisition may cause a loss of employees and may otherwise materially adversely affect future business and operations.
     Our success after the acquisition will depend in part upon the ability to retain key employees. Current and prospective employees may be uncertain about their roles following the acquisition, which may have a material adverse affect on the ability of the combined company to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Flextronics following the merger. The loss of services of any key personnel or the inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, to sell products to customers or to manage the business of the combined company effectively.
The combined company’s increased debt may create limitations.
     Flextronics entered into a $1.759 billion term loan facility, dated as of October 1, 2007, upon completion of the acquisition of Solectron, to pay the cash portion of the acquisition consideration, pay acquisition related costs, and to refinance certain of Solectron’s outstanding long-term debt assumed by the Company. Assuming the Company borrowed the entire amount available under the term loan facility, as of September 28, 2007, the combined company had approximately $3.2 billion in total long-term debt outstanding on a pro forma basis. This increased indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute business strategy.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual General Meeting of Shareholders on September 27, 2007 at 2090 Fortune Drive, San Jose, California, 95131, U.S.A. at which the following matters were acted upon:

1.	Approval of the authorization for our Directors to allot and issue	For:	477,518,108
	ordinary shares pursuant to the Agreement and Plan of Merger,	Against:	614,591
	dated as of June 4, 2007, entered into among Flextronics, Saturn	Abstain:	657,717
	Merger Corp., a wholly-owned subsidiary of Flextronics, and	Broker Non Votes:	71,986,418
	Solectron Corporation.

2a.	Re-election of Mr. James A. Davidson as a director to our Board of	For:	516,959,113
	Directors.	Against:	32,778,125
		Abstain:	1,039,596

2b.	Re-election of Mr. Lip-Bu Tan as a director to our Board of	For:	514,469,947
	Directors.	Against:	35,266,678
		Abstain:	1,040,209

3.	Re-appointment of Mr. Rockwell A. Schnabel as a director to our	For:	541,701,249
	Board of Directors.	Against:	8,073,491
		Abstain:	1,002,094

4.	Re-appointment of Deloitte & Touche LLP as our independent	For:	548,554,023
	auditors for the fiscal year ending March 31, 2008 and authorization	Against:	883,311
	of our Board of Directors to fix their remuneration.	Abstain:	1,339,500

5.	Approval of the general authorization for our Directors to allot and	For:	410,803,894
	issue ordinary shares.	Against:	66,922,780
		Abstain:	1,063,742
		Broker Non Votes:	71,986,418

6.	Approval for us to provide US$15,000 of quarterly cash compensation	For:	474,035,799
	to each of our non-employee directors, an additional US$12,500 of	Against:	3,683,142
	quarterly cash compensation for the Chairman of the Audit Committee	Abstain:	1,071,475
	(if appointed), an additional US$3,750 of quarterly cash compensation	Broker Non Votes:	71,986,418
	for participation on the Audit Committee, an additional US$6,250 of
	quarterly cash compensation for the Chairman of the Compensation
	Committee (if appointed), an additional US$2,500 of quarterly cash
	compensation for the Chairman of the Nominating and Corporate
	Governance Committee (if appointed), an additional US$2,500 of quarterly
	cash compensation for the Chairman of the Finance Committee (if
	appointed) and an additional US$1,250 of quarterly cash compensation
	for committee participation (other than the Audit Committee).

7.	Approval of the proposed renewal of the share repurchase mandate	For:	419,890,955
	relating to acquisitions by us of our issued ordinary shares.	Against:	58,107,981
		Abstain:	791,480
		Broker Non Votes:	71,986,418

8.	Approval for us to amend the 2001 Equity Incentive Plan (“2001	For:	245,342,287
	Plan”) by increasing the sub-limit on the maximum number of ordinary	Against:	232,515,688
	shares which may be issued as stock bonus awards by 5,000,000	Abstain:	932,441
	ordinary shares to an aggregate of 15,000,000 ordinary shares.	Broker Non Votes:	71,986,418.

9.	Approval for us to amend the 2001 Equity Incentive Plan (“2001	For:	245,285,747
	Plan”) by increasing the share reserve by 10,000,000 ordinary shares	Against:	232,583,076
	to an aggregate of 42,000,000 ordinary shares (not including shares	Abstain:	921,593
	available under plans consolidated into the 2001 Plan).	Broker Non Votes:	71,986,418
At the meeting, Messrs. James A. Davidson and Lip-Bu Tan were re-elected to the Board of Directors. Mr. Rockwell A. Schnabel was re-appointed to the Board of Directors. Messrs. Michael E. Marks, Richard Sharp, H. Raymond Bingham, Michael McNamara, and Ajay B. Shah continued their terms of office as directors following the meeting.
ITEM 5. OTHER INFORMATION
     Information with respect to this item may be found under Restructuring Activities and Deferred Tax Assets in Note 13, “Subsequent Events” to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.01	Solectron Corporation 2002 Stock Plan. *
10.02
Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto. **

10.03	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended through September 27, 2007. ***
10.04	Summary of Directors’ Compensation.
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 5, 2007 (File No. 333-146549).

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2007.

***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2007.

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

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2007

/s/ Thomas J. Smach
Thomas J. Smach
Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01	Solectron Corporation 2002 Stock Plan. *
10.02
Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto. **

10.03	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended through September 27, 2007. ***
10.04	Summary of Directors’ Compensation.
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 5, 2007 (File No. 333-146549).

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2007.

***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2007.

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