Form 10-Q
period 2007-12-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2008-02-08
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑                Accelerated Filer ☐               Non-accelerated Filer ☐                Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 1, 2008, there were 834,426,085 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
One Marina Boulevard, #28-00
Singapore, 018989
     We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2007 and 2006, and of cash flows for the nine-month periods ended December 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
     As more fully described in Note 13, “Acquisitions and Divestitures,” on October 1, 2007 the Company completed the acquisition of Solectron Corporation.
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of March 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 25, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 8, 2008

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	March 31,
	2007	2007
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,800,824	$714,525
Accounts receivable, net of allowance for doubtful accounts of $19,664 and $17,074 as of December 31, 2007 and March 31, 2007, respectively	3,641,704	1,754,705
Inventories	4,271,688	2,562,303
Deferred income taxes	7,533	11,105
Other current assets	903,315	548,409

Total current assets	10,625,064	5,591,047
Property and equipment, net of accumulated depreciation of $1,599,345 and $1,429,142 as of December 31, 2007 and March 31, 2007, respectively	2,603,512	1,998,706
Deferred income taxes	47,828	669,898
Goodwill	5,011,961	3,076,400
Other intangible assets, net	417,570	187,920
Other assets	890,154	817,403

Total assets	$19,596,089	$12,341,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$35,002	$8,385
Accounts payable	5,835,822	3,440,845
Accrued payroll	382,348	215,593
Other current liabilities	1,710,066	823,245

Total current liabilities	7,963,238	4,488,068
Long-term debt and capital lease obligations, net of current portion	3,060,320	1,493,805
Other liabilities	336,364	182,842
Commitments and contingencies (Note 12)
Shareholders’ equity
Ordinary shares, no par value; 834,151,946 and 607,544,548 shares issued and outstanding as of December 31, 2007 and March 31, 2007, respectively	8,518,011	5,923,799
Retained earnings (deficit)	(279,331)	267,200
Accumulated other comprehensive (loss)	(2,513)	(14,340)

Total shareholders’ equity	8,236,167	6,176,659

Total liabilities and shareholders’ equity	$19,596,089	$12,341,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
		(Unaudited)
Net sales	$9,068,658	$5,415,460	$19,782,783	$14,176,936
Cost of sales	8,538,958	5,126,311	18,648,730	13,377,737
Restructuring charges	211,780	—	221,533	95,683

Gross profit	317,920	289,149	912,520	703,516
Selling, general and administrative expenses	261,586	135,884	560,725	403,366
Intangible amortization	21,058	7,794	51,444	23,520
Restructuring charges	34,052	—	34,973	565
Other expense, net	61,078	—	51,769	—
Interest and other, net	36,921	16,791	68,658	77,063

Income (loss) from continuing operations before income taxes	(96,775)	128,680	144,951	199,002
Provision for (benefit from) income taxes (Note 9)	677,636	10,089	691,477	(1,224)

Income (loss) from continuing operations	(774,411)	118,591	(546,526)	200,226
Income from discontinued operations, net of tax	—	—	—	187,738

Net income (loss)	$(774,411)	$118,591	$(546,526)	$387,964

Earnings per share:
Income (loss) from continuing operations:
Basic	$(0.94)	$0.20	$(0.80)	$0.34

Diluted	$(0.94)	$0.20	$(0.80)	$0.34

Income from discontinued operations:
Basic	$—	$—	$—	$0.32

Diluted	$—	$—	$—	$0.32

Net income (loss):
Basic	$(0.94)	$0.20	$(0.80)	$0.67

Diluted	$(0.94)	$0.20	$(0.80)	$0.66

Weighted-average shares used in computing per share amounts:
Basic	828,147	589,414	682,024	582,353

Diluted	828,147	598,534	682,024	590,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31,
	2007	2006
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(546,526)	$387,964
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment charges	486,597	308,884
Deferred income taxes	640,375	(15,026)
Gain on divesture of operations	(9,309)	(181,228)
Non-cash other	12,407	18,915
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(371,529)	(340,317)
Inventories	20,951	(593,971)
Other assets	(121,421)	(110,044)
Accounts payable	858,593	895,825
Other liabilities	110,289	(70,344)

Net cash provided by operating activities	1,080,427	300,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(210,435)	(436,741)
Acquisition of businesses, net of cash acquired	(439,216)	(353,608)
Proceeds from divestitures of operations	11,138	579,850
Other investments and notes receivable, net	(62,798)	(15,430)

Net cash (used in) investing activities	(701,311)	(225,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt, net of issuance costs	4,596,822	6,037,506
Repayments of bank borrowings, long-term debt and capital lease obligations	(3,893,594)	(6,180,269)
Proceeds from issuance of ordinary shares	29,097	17,607

Net cash provided by (used in) financing activities	732,325	(125,156)

Effect of exchange rates on cash	(25,142)	16,763

Net increase (decrease) in cash and cash equivalents	1,086,299	(33,664)
Cash and cash equivalents, beginning of period	714,525	942,859

Cash and cash equivalents, end of period	$1,800,824	$909,195

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Fair value of seller notes received from sale of divested operations	$—	$204,920
Issuance of ordinary shares for acquisition of business	$2,519,670	$299,608
Fair value of vested options assumed in acquisition of business	$11,282	$—
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
     On October 1, 2007, the Company completed the acquisition of 100% of the outstanding common stock of Solectron Corporation (“Solectron”) in a cash and stock transaction valued at an estimated $3.6 billion, including estimated transaction costs. Refer to Note 6, “Bank Borrowings and Long-Term Debt” and Note 13, “Acquisitions and Divestitures” for further details.
     In November 2006, the Company completed its acquisition of International DisplayWorks, Inc. (“IDW”) in a stock-for-stock merger. In September 2006, the Company completed the sale of its Software Development and Solutions business to an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). The results of operations for the Software Development and Solutions business are included in discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 13, “Acquisitions and Divestitures” and Note 14, “Discontinued Operations” for further details.
2. SUMMARY OF ACCOUNTING POLICIES
    Basis of Presentation and Principles of Consolidation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2007 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008.
     The Company’s fiscal fourth quarter and year ends on March 31 of each year. The first and second fiscal quarters end on the Friday closest to the last day of each respective calendar quarter. The third fiscal quarter ends on December 31.

     Amounts included in the Condensed Consolidated Financial Statements are expressed in U.S. dollars unless otherwise designated.
    Inventories
     The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	December 31,	March 31,
	2007	2007
	(In thousands)
Raw materials	$2,580,469	$1,338,613
Work-in-progress	715,913	602,629
Finished goods	975,306	621,061

	$4,271,688	$2,562,303

    Property and Equipment
     Total depreciation expense associated with property and equipment related to continuing operations amounted to approximately $105.0 million and $246.1 million for the three and nine-month periods ended December 31, 2007, respectively, and $70.3 million and $212.8 million for the three and nine-month periods ended December 31, 2006, respectively. Proceeds from the disposition of property and equipment were $76.3 million and $109.5 million during the nine-month periods ended December 31, 2007 and 2006, respectively, and are presented net with purchases of property and equipment within cash flows from investing activities in the condensed consolidated statements of cash flows.
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
     The Company estimates the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on the Company’s condensed consolidated operating results or financial position.

    Goodwill and Other Intangibles
     The following table summarizes the activity in the Company’s goodwill account during the nine-month period ended December 31, 2007:

Amount
(In thousands)
Balance, beginning of the period	$3,076,400
Acqusitions (1)	1,924,670
Purchase accounting adjustments (2)	(19,050)
Foreign currency translation adjustments	29,941

Balance, end of the period	$5,011,961

(1)
Includes approximately $1,915.3 million attributable to the Company’s October 2007 acquisition of Solectron. The remaining amount is attributable to certain acquisitions that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 13, “Acquisitions and Divestitures.”

(2)
Includes adjustments and reclassifications resulting from management’s review of the valuation of tangible and identifiable intangible assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective period of acquisition, based on management’s estimates, of which approximately $14.1 million was attributable to the Company’s November 2006 acquisition of IDW. The remaining amount was primarily attributable to other purchase accounting adjustments and divestitures that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 13, “Acquisitions and Divestitures.”

     During the nine-month period ended December 31, 2007, the Company added approximately $281.3 million of intangible assets that were principally related to its business and asset acquisitions, including approximately $221.0 million attributable to the Company’s acquisition of Solectron. These additions were comprised of approximately $207.3 million for customer-related intangibles with estimated lives of approximately four to eight years, and approximately $74.0 million related to acquired technology and licenses, which have estimated useful lives of approximately three to ten years. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on management’s estimates of cash flow and recoverability. The Company is in the process of finalizing the fair value of intangible assets acquired in certain historical business combinations. Such valuations will be completed within one year of purchase. Accordingly, these amounts represent preliminary estimates, which are subject to change upon finalization of purchase accounting, and any such change may have a material effect on the Company’s results of operations. The components of acquired intangible assets are as follows:

	As of December 31, 2007			As of March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)
Intangible assets:
Customer-related	$439,235	$(130,733)	$308,502	$211,196	$(69,000)	$142,196
Technology, licenses and other	128,158	(19,090)	109,068	74,864	(29,140)	45,724

Total	$567,393	$(149,823)	$417,570	$286,060	$(98,140)	$187,920

     Total intangible amortization expense recognized from continuing operations was $21.1 million and $51.4 million during the three-month and nine-month periods ended December 31, 2007, respectively, and $7.8 million and $23.5 million during the three-month and nine-month periods ended December 31, 2006, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Years Ending March 31,	Amount
(In thousands)
2008 (1)	$19,334
2009	79,022
2010	76,742
2011	71,137
2012	61,419
Thereafter	109,916

Total amortization expense	$417,570

(1)	Represents estimated amortization for the three-month period ending March 31, 2008.
    Other Assets
     The Company has certain investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in the Company’s condensed consolidated balance sheets.
     As of December 31, 2007 and March 31, 2007, the Company’s investments in non-majority owned companies totaled $195.0 million and $250.5 million, respectively, of which $65.1 million and $122.9 million, respectively, were accounted for using the equity method.  During the three and nine-months ended December 31, 2007, the Company recognized approximately $57.6 million in other-than-temporary impairment and related charges for an equity method investment that was liquidated in January 2008.  The Company received approximately $57.4 million of cash proceeds in January 2008 in connection with the divestiture of this investment.  These charges have been classified as a component of other expense, net in the condensed consolidated statement of operations.  The equity in the earnings or losses of the Company’s equity method investments was not material to its condensed consolidated results of operations for the three and nine-month periods ended December 31, 2007 and 2006, and has been classified as a component of interest and other expense, net in the condensed consolidated statement of operations. As of December 31, 2007 and March 31, 2007, notes receivable from non-majority owned investments totaled $375.2 million and $343.9 million, respectively, of which $128.7 million and $121.7 million, respectively, was due from the equity method investment that was liquidated in January 2008.
     Other assets also include the Company’s own investment participation in its trade receivables securitization program as further discussed in Note 8, “Trade Receivables Securitization.”
    Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No.160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2010. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years that begin after December 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2010. The Company has not completed its evaluation of the potential impact of the adoption of SFAS 141(R) on its consolidated financial position, results of operations and cash flows.
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
     The Company did not recognize any adjustments to its liability for unrecognized tax benefits as a result of the implementation of FIN 48 other than to reclassify $65.0 million from other current liabilities to other liabilities as required by the Interpretation. As of December 31, 2007, the Company had approximately $73.2 million of unrecognized tax benefits, substantially all of which, if recognized, would affect its tax expense. The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations. Although the amount of these adjustments cannot be reasonably estimated at this time, the Company is not currently aware of any material impact on its condensed consolidated results of operations and financial condition.
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
3.  STOCK-BASED COMPENSATION
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) under the modified prospective transition method. As of December 31, 2007, the Company grants equity compensation awards to acquire the Company’s ordinary shares from four plans including Solectron’s 2002 stock option plan, which was assumed by the Company as a result of its acquisition of Solectron (see Note 13), and which collectively are referred to as the Company’s equity compensation plans below. On September 27, 2007, the Company’s shareholders approved: i) an increase in the shares available under its 2001 Equity Incentive Plan by 10.0 million ordinary shares to 42.0 million ordinary shares, and ii) a 5.0 million increase in the amount of such ordinary shares that may be issued as share bonus awards to 15.0 million ordinary shares. For further discussion of these Plans, refer to Note 2, “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
    Stock-Based Compensation Expense
     The following table summarizes the Company’s stock-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(In thousands)
Cost of sales	$2,205	$1,708	$4,674	$3,559
Selling, general and administrative expenses	12,139	6,346	28,993	19,759

Total Stock-based compensation expense	$14,344	$8,054	$33,667	$23,318

     As of December 31, 2007, the total unrecognized compensation cost related to unvested stock options granted to employees under the Company’s equity compensation plans was approximately $66.0 million, net of estimated forfeitures of $4.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years, and will be adjusted for subsequent changes in estimated forfeitures. As of December 31, 2007, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $78.3 million, net of estimated forfeitures of approximately $3.7 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 3.4 years, and will be adjusted for subsequent changes in estimated forfeitures.
    Determining Fair Value
     The fair value of options granted to employees under the Company’s equity compensation plans during the three-month and nine-month periods ended December 31, 2007 and December 31, 2006 was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2007	2006	2007	2006
Expected term	4.6 years	4.8 years	4.6 years	4.6 years
Expected volatility	37.0%	39.0%	36.1%	38.0%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.8%	4.7%	4.2%	4.6%
Weighted-average fair value	$4.54	$5.12	$4.33	$4.63

    Stock-Based Awards Activity
     The following is a summary of option activity for the Company’s equity compensation plans, excluding unvested share bonus awards, during the nine-month period ended December 31, 2007:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual	Aggregate
	Shares	Price	Term in Years	Intrinsic Value
Outstanding as of March 31, 2007	51,821,915	$11.63
Granted	5,075,175	11.73
Assumed in business acquisition (note 13)	7,355,133	10.68
Exercised	(3,391,203)	8.58
Forfeited	(5,540,817)	12.34

Outstanding as of December 31, 2007	55,320,203	$11.63	6.39	$81,542,463

Vested and expected to vest as of December 31, 2007	54,587,151	$11.64	6.36	$80,920,154

Exercisable as of December 31, 2007	40,980,101	$11.77	5.58	$68,122,377

     The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company’s ordinary shares determined as of the time of option exercise) under the Company’s equity compensation plans was $6.3 million and $11.9 million during the three-month and nine-month periods ended December 31, 2007, respectively, and $2.6 million and $9.4 million during the three-month and nine-month periods ended December 31, 2006, respectively.
     Cash received from option exercises under all equity compensation plans was $19.1 million and $29.1 million for the three-month and nine-month periods ended December 31, 2007, respectively, and $8.5 million and $17.6 million for the three-month and nine-month periods ended December 31, 2006, respectively.
     The following table summarizes the share bonus award activity for the Company’s equity compensation plans during the nine-month period ended December 31, 2007:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested share bonus awards as of March 31, 2007	4,332,500	$8.11
Granted	6,244,997	11.42
Vested	(1,414,233)	6.30
Forfeited	(381,000)	9.79

Unvested share bonus awards as of December 31, 2007	8,782,264	$10.69

     Of the 6.2 million unvested share bonus awards granted under the Company’s equity compensation plans during the nine-month period ended December 31, 2007, 1,162,500 were granted to certain key employees whereby vesting is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals over periods ranging between three to five years. Management currently believes that achievement of these longer-term goals is probable. Compensation expense for share bonus awards with both a service and performance condition is being recognized on a graded attribute basis over the respective requisite contractual or derived service period of the awards.
     The total fair value of shares vested under the Company’s equity compensation plans was $3.2 million and $15.9 million during the three-month and nine-month periods ended December 31, 2007, respectively, and $0.8 million and $3.8 million during the three-month and nine-month periods ended December 31, 2006, respectively.

4.  EARNINGS PER SHARE
     The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted income per share from continuing operations:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Basic earnings (loss) from continuing operations per share:
Income (loss) from continuing operations	$(774,411)	$118,591	$(546,526)	$200,226
Shares used in computation:
Weighted-average ordinary shares outstanding	828,147	589,414	682,024	582,353

Basic earnings (loss) from continuing operations per share	$(0.94)	$0.20	$(0.80)	$0.34

Diluted earnings (loss) from continuing operations per share:
Income (loss) from continuing operations	$(774,411)	$118,591	$(546,526)	$200,226
Shares used in computation:
Weighted-average ordinary shares outstanding	828,147	589,414	682,024	582,353
Weighted-average ordinary share equivalents from stock options and awards (1)	—	6,956	—	6,774
Weighted-average ordinary share equivalents from convertible notes (2)	—	2,164	—	1,531

Weighted-average ordinary shares and ordinary share equivalents outstanding	828,147	598,534	682,024	590,658

Diluted earnings (loss) from continuing operations per share	$(0.94)	$0.20	$(0.80)	$0.34

(1)
As a result of the Company’s reported net loss from continuing operations, ordinary share equivalents from approximately 6.7 million and 6.1 million options and share bonus awards were excluded from the calculation of diluted earnings (loss) from continuing operations per share during the three-month and nine-month periods ended December 31, 2007, respectively. Additionally, ordinary share equivalents from stock options to purchase approximately 39.4 million and 39.3 million ordinary shares during the three-month and nine-month periods ended December 31, 2007, respectively, and 36.9 million and 40.0 million shares during the three-month and nine-month periods ended December 31, 2006, respectively, were excluded from the computation of diluted earnings (loss) per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)
The principal amount of the Company’s Zero Coupon Convertible Junior Subordinated Notes will be settled in cash, and the conversion spread (excess of conversion value over face value), if any, will be settled by issuance of shares upon maturity. As a result of the Company’s reported net loss from continuing operations, ordinary share equivalents from the conversion spread of approximately 2.2 million and 1.6 million shares were excluded from the calculation of diluted earnings (loss) from continuing operations per share during the three-month and nine-month periods ended December 31, 2007, respectively. Ordinary share equivalents from the conversion spread have been included as common stock equivalents for the three-month and nine-month periods ended December 31, 2006.

In addition, the Company has the positive intent and ability to settle the principal amount of its 1% Convertible Subordinated Notes due August 2010 in cash, and accordingly, approximately 32.2 million ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. As the conversion obligation was less than the principal portion of the Convertible Notes for all periods presented, no additional shares were included as ordinary share equivalents.

5.  OTHER COMPREHENSIVE INCOME
     The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(In thousands)
Net income (loss)	$(774,411)	$118,591	$(546,526)	$387,964
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,289)	31,093	16,359	38,832
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	(5,216)	628	(4,536)	(1,434)

Comprehensive income (loss)	$(780,916)	$150,312	$(534,703)	$425,362

6.  BANK BORROWINGS AND LONG-TERM DEBT
     On May 10, 2007, the Company entered into a new five-year $2.0 billion credit facility that expires in May 2012, which replaced the Company’s $1.35 billion credit facility previously existing as of March 31, 2007. As of December 31, 2007, there was $275.0 million outstanding under the $2.0 billion credit facility. As of March 31, 2007, no borrowings were outstanding under the $1.35 billion credit facility. The $2.0 billion credit facility is unsecured, and contains certain covenants that are subject to a number of significant exceptions and limitations, and also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during its term. As of December 31, 2007, the Company was in compliance with the financial covenants under the $2.0 billion credit facility.
     The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $683.0 million in the aggregate, under which there were approximately $21.9 million and $8.1 million of borrowings outstanding as of December 31, 2007 and March 31, 2007, respectively. The credit facilities are unsecured and the lines of credit and other loans are primarily secured by accounts receivable.
     Solectron Acquisition Related Debt
     In connection with the Company’s acquisition of Solectron, the Company entered into a $1.759 billion term loan facility, dated as of October 1, 2007 (the “Term Loan Agreement”). The Term Loan Agreement was obtained for the purposes of consummating the acquisition, to pay the applicable repurchase or redemption price for Solectron’s 8% Senior Subordinated Notes due 2016 (the “8% Notes”) and 0.5% Senior Convertible Notes due 2034 (“Convertible Notes”) assumed by the Company in connection with the acquisition (the “Solectron Notes”), and to pay any related fees and expenses including acquisition-related costs.
     On October 1, 2007, the Company borrowed $1.109 billion under the facility to pay the cash consideration in the acquisition and acquisition-related fees and expenses. Of this amount, $500.0 million matures five years from the date of the Term Loan Agreement and the remainder matures in seven years. The remaining $650.0 million of the term loan facility may be drawn on up to three occasions and was available for 90 days from closing (the “Delayed Draw Facility”). On October 15, 2007, the Company borrowed $175.0 million under the Delayed Draw Facility to fund its repurchase and redemption of the 8% Notes as discussed further below, and $475.0 million remained available under the Delayed Draw Facility. On December 28, 2007, the Term Loan Agreement was amended to reduce the remaining amount available under the Delayed Draw Facility to $450.0 million, extend its availability until February 29, 2008 and increase the number of occasions on which loans can be made from three in the aggregate to four in the aggregate. The maturity date of any Delayed Draw Facility loans will be seven years from the date of the Term Loan Agreement. Loans will amortize in quarterly installments in an amount equal to 1% per annum with the balance due at the end of the fifth or seventh year, as applicable. The Company may prepay the loans at any time at 100% of par for any loan with a five year maturity and at 101% of par for the first year and

100% of par thereafter, for any loan with a seven year maturity, in each case plus accrued and unpaid interest and reimbursement of the lender’s redeployment costs.
     Borrowings under the Term Loan Agreement bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. In addition, during the period that the Delayed Draw Facility is available, the Company was required to pay a quarterly commitment fee ranging from 0.25% to 0.50% per annum on the unutilized portion of the Delayed Draw Facility, depending on the date of determination.
     The Term Loan Agreement is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The Term Loan Agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA, during the term of the Term Loan Agreement. Borrowings under the Term Loan Agreement are guaranteed by the Company and certain of its subsidiaries. As of December 31, 2007 the Company was in compliance with the financial covenants under the Term loan Agreement.
     On October 31, 2007, $1.5 million of the 8% Notes were repurchased pursuant to a change in control repurchase offer as required by the 8% Notes Indenture at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.  Additionally, on October 31, 2007, the remaining $148.5 million of the 8% Notes were redeemed by the Company pursuant to optional redemption procedures at a purchase price equal to the make-whole premium provided for under the 8% Notes Indenture, plus, to the extent not included in the make-whole premium, accrued and unpaid interest.  The aggregate amount paid by the Company for the repurchase and redemption of the 8% Notes was approximately $171.6 million.
     On December 14, 2007, $447.4 million of the Convertible Notes were repurchased pursuant to a change in control repurchase offer as required by the Convertible Notes Indentures at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest up to, but excluding, the date of repurchase.
     As of December 31, 2007 the Company had $1.281 billion of borrowings outstanding under the Term Loan Agreement, of which the floating interest payments on $747.0 million has been swapped for fixed interest payments (see Note 7).
Interest Expense
     During the three-month periods ended December 31, 2007 and 2006, the Company recognized total interest expense of $60.5 million and $35.5 million, respectively, on its debt obligations outstanding during the period.  The Company recognized total interest expense of $123.9 million and $107.7 million during the nine-month periods ended December 31, 2007 and 2006, respectively.
7. FINANCIAL INSTRUMENTS
     As of March 31, 2007, the Company had interest rate swap transactions, which effectively converted $400.0 million of the $402.1 million outstanding of its 6.25% Senior Subordinated Notes from a fixed to variable interest rate.  On November 28, 2007, the Company terminated the interest rate swap transactions and received an insignificant amount of cash consideration.  The swaps were accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and accordingly, the Company recognized approximately $13.0 million in other current liabilities as of March 31, 2007 to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% Senior Subordinated Notes.  As a result of the termination of the interest rate swaps, on November 28, 2007 the Company reversed the amount recognized as a current liability, and increased the carrying value of its 6.25% Senior Subordinated Notes to the amount outstanding, or $402.1 million.
     On December 10, 2007, the Company entered into interest rate swap transactions to effectively convert the floating interest rate on a portion of the $1.281 billion outstanding under its Term Loan Agreement (see Note 6) to a fixed interest rate. The swaps, having notional amounts totaling $500.0 million and which expire on October 1, 2010, are accounted for as cash flow hedges under SFAS 133.  Under the terms of the swaps, the Company pays a fixed interest rate of approximately 3.89% and receives a floating rate equal to three-month LIBOR (approximately 5.14% for the period ending April 1, 2008). No portion of the swap transaction is considered ineffective under SFAS 133. As of December 31, 2007, the fair value of the interest rate swaps was immaterial and recognized as a current liability with a corresponding decrease in other comprehensive income, a component of shareholders’ equity in the consolidated balance sheet.
     On January 14, 2008, the Company entered into interest rate swap transactions to effectively convert the floating interest rate on an additional $247.0 million outstanding under its Term Loan Agreement to a fixed interest rate.  The swaps, having notional amounts of $175.0 million and $72.0 million, expire on January 15, 2011 and January 1, 2011, respectively, and will be accounted for as cash flow hedges under SFAS 133.  Under the terms of the $175.0 million swap, the Company pays a fixed interest rate of approximately 3.60% and receives a floating rate equal to three-month LIBOR (approximately 5.21% for the period ending April 15, 2008).  Under the terms of the $72.0 million swap, the Company pays a fixed interest rate of approximately 3.57% and receives a floating rate equal to three-month LIBOR (approximately 5.14% for the period ending April 1, 2008).
8.  TRADE RECEIVABLES SECURITIZATION
     As of December 31, 2007 and March 31, 2007, approximately $577.7 million and $427.7 million of the Company’s accounts receivable, respectively, had been sold to a third-party qualified special purpose entity, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $428.5 million and $334.0 million from unaffiliated financial institutions for the sale of these receivables as of December 31, 2007 and March 31, 2007, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $149.3 million and $93.7 million as of December 31, 2007 and March 31, 2007, respectively. The Company also sold accounts receivables to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $434.1 million and $398.7 million as of December 31, 2007 and March 31, 2007, respectively.
9. INCOME TAXES
     In connection with the Company’s acquisition of Solectron, the Company re-evaluated previously recorded deferred tax assets in the United States, which are primarily comprised of tax loss carryforwards. Management believes that the likelihood certain deferred tax assets will be realized has decreased because the Company expects future projected taxable income in the United States will be lower as a result of increased interest expense resulting from the term loan entered into as part of the acquisition of Solectron. Accordingly, the Company recognized tax expense of approximately $661.3 million during the three-month and nine-month periods ended December 31, 2007, respectively. There is no incremental cash expenditure relating to this increase in tax expense.
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
     The restructuring costs include costs related to employee severance, leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The objective of these activities is to shift the Company’s manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, and better utilizes its overall existing manufacturing capacity. This enhances the Company’s ability to provide cost-effective manufacturing service offerings, which enables it to retain and expand the Company’s existing relationships with customers and attract new business.

     As of December 31, 2007 and March 31, 2007, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $22.7 million and $24.2 million, respectively, primarily representing manufacturing facilities located in North America and Asia that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other current assets and other assets in the condensed consolidated balance sheets.
Fiscal Year 2008
     The Company recognized restructuring charges of approximately $245.8 million and $256.5 million during the three-month and nine-month periods ended December 31, 2007. These costs were principally incurred in connection with the Company’s acquisition of Solectron, were related to restructuring activities for operations that were associated with the Company prior to the acquisition, and were initiated by the Company in an effort to consolidate and integrate the Company’s global capacity and infrastructure as a result of the acquisition. These activities, which included closing, consolidating and relocating certain manufacturing and administrative operations, eliminating redundant assets, and reducing excess workforce and capacity, encompass over 25 different manufacturing locations and were intended to optimize the Company’s operational efficiencies post acquisition. The activities associated with these charges involve multiple actions at each location, will be completed in multiple steps and will be substantially completed within one year of the commitment dates of the respective activities. The Company classified approximately $211.8 million and $221.5 million of these charges as a component of cost of sales during the three-month and nine-month periods ended December 31, 2007.
     The components of the restructuring charges during the first, second and third quarters of fiscal year 2008 were as follows:

	First	Second	Third
	Quarter	Quarter	Quarter	Total
		(In thousands)
Americas:
Severance	$—	$—	$14,405	$14,405
Long-lived asset impairment	—	—	11,802	11,802
Other exit costs	—	—	17,538	17,538

Total restructuring charges	—	—	43,745	43,745

Asia:
Severance	—	—	23,286	23,286
Long-lived asset impairment	—	—	71,471	71,471
Other exit costs	—	—	33,027	33,027

Total restructuring charges	—	—	127,784	127,784

Europe:
Severance	10,674	—	44,137	54,811
Long-lived asset impairment	—	—	6,796	6,796
Other exit costs	—	—	23,370	23,370

Total restructuring charges	10,674	—	74,303	84,977

Total
Severance	10,674	—	81,828	92,502
Long-lived asset impairment	—	—	90,069	90,069
Other exit costs	—	—	73,935	73,935

Total restructuring charges	$10,674	$—	$245,832	$256,506

     The Company recognized approximately $81.8 million and $92.5 million during the three-month and nine-month periods ended December 31, 2007 for cash employee termination costs associated with the involuntary termination of

6,563 identified employees in connection with the charges described above. The identified involuntary employee terminations by reportable geographic region amounted to approximately 875, 4,671 and 1,017 for the Americas, Asia and Europe, respectively. Approximately $63.6 million and $73.4 million of these charges were classified as a component of cost of sales during the three-month and nine-month periods ended December 31, 2007, respectively.
     The Company recognized approximately $90.1 million of non-cash charges during the three-month and nine-month periods ended December 31, 2007 for the write-down of property and equipment to management’s estimate of fair value associated with the various manufacturing and administrative facility closures. Approximately $87.0 million of this amount was classified as a component of cost of sales. The charges recognized during the three-month and nine-month periods ended December 31, 2007 also included approximately $73.9 million for other exit costs, of which $61.2 million was classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations associated with facility and equipment lease terminations and certain other contractual commitments amounting to approximately $10.0 million, customer disengagement costs of approximately $28.3 million, and approximately $35.6 million of other costs.
     The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2007 for charges incurred in fiscal year 2008 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
		(In thousands)
Balance as of March 31, 2007	$37,764	$—	$29,447	$67,211
Activities during the first quarter:
Provisions incurred in first quarter	10,674	—	—	10,674
Cash payments for charges incurred in first quarter	(19)	—	—	(19)
Cash payments for charges incurred in fiscal year 2007	(5,321)	—	(1,141)	(6,462)
Cash payments for charges incurred in fiscal year 2006 and prior	(3,060)	—	(1,199)	(4,259)

Balance as of June 29, 2007	40,038	—	27,107	67,145
Activities during the second quarter:
Cash payments for charges incurred in fiscal year 2008	(4,814)	—	—	(4,814)
Cash payments for charges incurred in fiscal year 2007	(5,442)	—	(2,077)	(7,519)
Cash payments for charges incurred in fiscal year 2006 and prior	(2,107)	—	(682)	(2,789)

Balance as of September 28, 2007	27,675	—	24,348	52,023
Activities during the third quarter:
Provisions incurred in third quarter	81,828	90,069	73,935	245,832
Cash payments for charges incurred in fiscal year 2008	(25,294)	—	(8,784)	(34,078)
Cash payments for charges incurred in fiscal year 2007	(2,467)	—	(990)	(3,457)
Cash payments for charges incurred in fiscal year 2006 and prior	(1,044)	—	(950)	(1,994)
Non-cash charges incurred during the third quarter	—	(90,069)	(40,520)	(130,589)

Balance as of December 31, 2007	80,698	—	47,039	127,737
Less: current portion (classified as other current liabilities)	(77,191)	—	(24,310)	(101,501)

Accrued facility closure costs, net of current portion (classified as other liabilities)	$3,507	$—	$22,729	$26,236

     As of December 31, 2007, accrued employee termination costs related to restructuring charges incurred during fiscal year 2008 were approximately $62.4 million, of which approximately $0.5 million was classified as long term. Accrued facilities closure costs related to restructuring charges incurred in fiscal year 2008 were approximately $24.6 million as of December 31, 2007, of which approximately $6.5 million was classified as long term.
     As of December 31, 2007 and March 31, 2007, accrued restructuring costs related to charges incurred during fiscal year 2007 were approximately $27.0 million and $44.4 million, respectively, of which approximately $14.4 million and $15.1 million, respectively, was classified as a long-term obligation. As of December 31, 2007 and March 31, 2007, accrued restructuring costs related to charges incurred during fiscal years 2006 and prior were approximately $13.8 million and $22.8 million, respectively, of which approximately $4.9 million and $6.7 million, respectively, was classified as a long-term obligation.

Fiscal Year 2007
     During fiscal year 2007, the Company recognized charges of approximately $151.9 million associated with the consolidation and closure of several manufacturing facilities including the related impairment of certain long-lived assets; and other charges primarily related to the exit of certain real estate owned and leased by the Company in order to reduce its investment in property, plant and equipment. The Company recognized approximately $96.2 million of these restructuring charges during the nine-month period ended December 31, 2006, and classified approximately $95.7 million of these charges as a component of cost of sales during the nine-month period ended December 31, 2006. The activities associated with these charges were substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations.
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

     During fiscal year 2007, the Company recognized approximately $26.3 million of employee termination costs, including $0.5 million during the nine-month period ended December 31, 2006, associated with the involuntary termination of 2,155 identified employees in connection with the charges described above. The identified involuntary employee terminations by reportable geographic region amounted to approximately 1,560, 550 and 40 for Asia, Europe, and the Americas, respectively. All of the $0.5 million of employee termination costs recognized during the nine-month period ended December 31, 2006 was classified as a component of cost of sales.
     During fiscal year 2007, the Company recognized approximately $64.4 million, including $47.7 million during the nine-month period ended December 31, 2006, for the write-down of property and equipment to management’s estimate of fair value associated with the planned disposal and exit of certain real estate owned and leased by the Company. Approximately $47.1 million of this amount recognized during the nine-month period ended December 31, 2006 was classified as a component of cost of sales. The charges recognized during fiscal year 2007 also included approximately $61.2 million, including $48.0 million during the nine-month period ended December 31, 2006, for other exit costs. All of the $48.0 million recognized during the nine-month period ended December 31, 2006 was classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations amounting to approximately $27.1 million, including $22.9 million during the nine-month period ended December 31, 2006, customer disengagement costs of approximately $28.5 million, including $22.9 million during the nine-month period ended December 31, 2006, and approximately $5.6 million, including $2.2 million during the nine-month period ended December 31, 2006, of other costs.
     For further discussion of the Company’s historical restructuring activities, refer to Note 10, “Restructuring Charges” to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
11.  OTHER EXPENSE, NET
     During the three-month and nine-month periods ended December 31, 2007, the Company recognized approximately $61.1 million in other expense that was primarily related to the other-than-temporary impairment and related charges on certain of the Company’s investments.  Of this amount, approximately $57.6 million was attributable to an equity method investment that was liquidated in January 2008.  The Company received approximately $57.4 million of cash proceeds in January 2008 in connection with the divestiture of this investment.
     During the nine-month period ended December 31, 2007, the Company also recognized a gain of approximately $9.3 million primarily related to the release of cumulative foreign exchange translation gains in connection with the divestiture of a certain international entity.  The results of operations for this entity were not significant for any period presented.
12.  COMMITMENTS AND CONTINGENCIES
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
     On August 30, 2007, the Company entered into a definitive agreement to acquire Avail Medical Products, Inc. (“Avail”), a privately-held, market leader in disposable medical devices. The total cash payment, including contingent consideration and subject to certain adjustments, is expected to be approximately $282.0 million including the purchase of working capital and fixed assets. The transaction was completed in January 2008, and the Company paid $258.4 million in cash for the initial consideration.
     The Company expects to incur additional restructuring and related charges ranging between approximately $160.0 million and $230.0 million for the remainder of its integration and restructuring activities associated with the Solectron acquisition. Refer to Note 10 for further discussion.
13.  ACQUISITIONS AND DIVESTITURES
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
Solectron
     On October 1, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Solectron Corporation (“Solectron”), a provider of value-added electronics manufacturing and supply chain services to OEMs. The acquisition of Solectron broadened the Company’s service offering, strengthened its capabilities in the high-end computing, communications and networking infrastructure market segments, increased the scale of its existing operations and diversified the Company’s customer and product mix.

     The results of Solectron’s operations were included in the Company’s condensed consolidated financial results beginning on October 1, 2007, the acquisition date.
     The Company issued approximately 221.8 million of its ordinary shares and paid approximately $1.1 billion in cash in connection with the acquisition. The Company also assumed the Solectron Corporation 2002 Stock Plan, including all options to purchase Solectron common stock with an exercise price equal to or less than $5.00 per share of Solectron common stock outstanding under such plan. Each option assumed was converted into an option to acquire the Company’s ordinary shares after applying the 0.3450 exchange ratio. As a result, the Company assumed approximately 7.4 million fully vested and unvested options to acquire the Company’s ordinary shares with exercise prices ranging between $5.45 and $14.41 per Flextronics ordinary share. Further, there are approximately 19.4 million additional shares available for grant under the Solectron Corporation 2002 Stock Plan.
     Pursuant to the purchase method of accounting, the fair value of each Flextronics ordinary share issued was $11.36, which was based on an average of the Company’s closing share prices for the five trading days beginning two trading days before and ending two trading days after September 27, 2007, the date on which the number of the Company’s ordinary shares to be issued was known. The fair value of options assumed was estimated using the Black-Scholes option-pricing formula.
     The estimated total purchase price for the acquisition is as follows (in thousands):

Fair value of Flextronics ordinary shares issued	$2,519,670
Cash	1,059,482
Estimated fair value of vested options assumed	11,282
Direct transaction costs (1)	38,504

Total aggregate purchase price	$3,628,938

(1)	Direct transaction costs consist of estimated legal, accounting, financial advisory and other costs relating to the acquisition.
Preliminary Purchase Price Allocation
     The allocation of the purchase price to Solectron’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The valuation of these tangible and identifiable intangible assets and liabilities is preliminary, subject to completion of a formal valuation process and further management review, and will be adjusted as additional information becomes available during the allocation period. Such adjustments may have a material effect on the Company’s results of operations. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.

     The following represents the Company’s preliminary allocation of the total purchase price to the acquired assets and liabilities assumed of Solectron (in thousands):

Current assets:
Cash and cash equivalents	$638,850
Accounts receivable	1,506,705
Inventories	1,741,937
Other current assets	272,172

Total current assets	4,159,664
Property and equipment	694,378
Goodwill	1,915,252
Other intangible assets	221,000
Other assets	153,286

Total assets	$7,143,580

Current liabilities:
Accounts payable	$1,522,825
Other current liabilities	1,231,454

Total current liabilities	2,754,279
Long-term debt and capital lease obligations, net of current portion	630,837
Other liabilities	129,526

Total aggregate purchase price	$3,628,938

Tangible and Intangible Assets Acquired and Liabilities Assumed
     The Company has estimated the fair value of tangible and intangible assets acquired and liabilities assumed. These estimates are subject to change particularly those relating to inventory, fixed assets, identifiable intangible assets subject to amortization, and liabilities assumed in connection with restructuring activities accounted for in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and any associated deferred taxes. These estimates are subject to further review by management, which may result in material adjustments and may have a material impact on the Company’s results of operations and financial position.
 Long-Term Debt
     The Company assumed Solectron’s outstanding debt and the related obligations, which was comprised of $150.0 million of the 8.00% Notes and $450.0 million of the Convertible Notes. As discussed in Note 6, “Bank Borrowings and Long-Term Debt,” substantially all of the Solectron Notes were either repurchased or redeemed pursuant to the terms of the respective indenture. The fair value of the long-term debt assumed from Solectron was based on its repurchase or redemption price. Refer to Note 6 for further discussion regarding the Company’s refinancing of the Solectron Notes.
Pro Forma Financial Information
     The following table reflects the unaudited pro forma condensed consolidated results of operations for the periods presented, as though the acquisition of Solectron had occurred as of the beginning of the period being reported on, after giving effect to certain adjustments primarily related to the amortization of acquired intangibles, stock-based compensation expense, and incremental interest expense, including related income tax effects. The pro forma adjustments are based upon available information and certain assumptions that Flextronics believes are reasonable. The unaudited pro forma financial information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the dates indicated, nor is it indicative of future operating results.

     The unaudited pro forma condensed consolidated results of operations do not include the effects of:
•	synergies, which are expected to result from anticipated operating efficiencies and cost savings, including expected gross margin improvement in future quarters due to scale and leveraging of Flextronics’s and Solectron’s manufacturing platforms;

•	potential losses in gross margin due to revenue attrition resulting from combining the two companies; and

•	any costs of restructuring, integration, and retention bonuses associated with the closing of the acquisition.
     Further, as discussed above the valuation of tangible and identifiable intangible assets and liabilities is preliminary, subject to completion of a formal valuation process and further management review, and will be adjusted as additional information is evaluated during the allocation period. Such adjustments may have a material effect on the Company’s results of operations, including the pro forma financial data as presented below.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
		(In thousands, except per share amounts)
Net sales	$9,097,669	8,347,512	25,829,788	22,579,861
Income (loss) from continuing operations	$(773,812)	102,796	(564,792)	228,591
Net income (loss)	$(773,812)	102,796	(564,792)	414,229
Basic earnings (loss) per share from continuing operations	$(0.93)	0.13	(0.71)	0.28
Diluted earnings (loss) per share from continuing operations	$(0.93)	0.13	(0.71)	0.28
Basic earnings (loss) per share	$(0.93)	0.13	(0.71)	0.52
Diluted earnings (loss) per share	$(0.93)	0.13	(0.71)	0.51
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
     The aggregate purchase price for the assets acquired was approximately $594.4 million, net of closing costs. Approximately $215.0 million was paid during the nine-month period ended December 31, 2006. The allocation of the purchase price to specific assets and liabilities was based upon management’s estimates of cash flow and recoverability and was approximately $340.2 million to inventory, $40.8 million to fixed assets and other, and $118.5 million to current and non-current liabilities with the remaining amounts being allocated to intangible assets, including goodwill. The purchases have resulted in purchased intangible assets of approximately $49.4 million, primarily related to customer relationships and contractual agreements with weighted-average useful lives of eight years, and goodwill of approximately $282.5 million. On October 13, 2006, the Company entered into an amendment (“Nortel Amendment”) to the various agreements with Nortel to expand Nortel’s obligation for reimbursement for certain costs associated with the transaction. The allocation of the purchase price to specific assets and liabilities is subject to adjustment based on the nature of the costs that are contingently reimbursable under the Nortel Amendment through fiscal year 2008. The contingent reimbursement has not been recorded as part of the purchase price, pending the outcome of the contingency.

International DisplayWorks, Inc. (“IDW”)
     On November 30, 2006, the Company completed its acquisition of 100% of the outstanding common stock of IDW in a stock-for-stock merger for total purchase consideration of approximately $299.6 million. The allocation of the purchase price to specific assets and liabilities was based upon management’s estimate of cash flow and recoverability and was approximately $106.0 million to current assets, primarily comprised of cash and cash equivalents, marketable securities, accounts receivable and inventory, approximately $33.9 million to fixed assets and other assets, approximately $31.3 million to identifiable intangible assets, primarily related to customer relationships and contractual agreements with weighted-average useful lives of eight years, approximately $193.3 million to goodwill, and approximately $64.9 million to assumed liabilities, primarily accounts payable and other current liabilities.
Other Acquisitions
     During the nine-month period ended December 31, 2007, the Company completed one acquisition that was not significant to the Company’s condensed consolidated results of continuing operations and financial position. The acquired business complements the Company’s design and manufacturing capabilities for the automotive market segment. The aggregate purchase price for this acquisition was not material. In addition, the Company paid approximately $15.9 million in cash for contingent purchase price adjustments relating to certain historical acquisitions. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain acquisitions attributable to continuing operations is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through fiscal year 2009.  Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
     During the nine-month period ended December 31, 2006, the Company completed five acquisitions that were not individually, or in the aggregate, significant to the Company’s condensed consolidated results of continuing operations and financial position. The acquired businesses complement the Company’s design and manufacturing services across multiple product offerings. The aggregate purchase price for these acquisitions totaled approximately $140.8 million, of which $121.8 million was paid (net of cash acquired) in the nine-month period ended December 31, 2006. The Company also paid $18.1 million for the purchase of an additional 3% incremental ownership of Flextronics Software Systems Limited (“FSS”), which was subsequently sold with the Company’s Software Development and Solutions Business. Accordingly, the results of operations of FSS are reflected in discontinued operations.  In addition, the Company paid approximately $7.5 million in cash for contingent purchase price adjustments relating to certain historical acquisitions, of which $5.0 million was attributable to discontinued operations.
     Pro forma results for the Company’s acquisitions of Nortel’s operations in Calgary, Canada, IDW, and its other acquisitions have not been presented for the three-month and nine-month periods ended December 31, 2007 and 2006 as such results were not materially different from the Company’s actual results on either an individual or an aggregate basis.
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

14.  DISCONTINUED OPERATIONS
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the divestiture of the Company’s Software Development and Solutions business during the September 2006 quarter qualifies as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the statements of operations for the nine-month period ended December 31, 2006. As the divestiture of the Company’s Software Development and Solutions business was completed in September 2006, there were no results from discontinued operations for the three-month and nine-month periods ended December 31, 2007, or assets or liabilities attributable to discontinued operations as of December 31, 2007 or March 31, 2007.
     The results from discontinued operations for the nine-month period ended December 31, 2006 were as follows (in thousands):

Net sales	$114,305
Cost of sales (including $12 of stock-based compensation expense)	72,648

Gross profit	41,657
Selling, general and administrative expenses (including $544 of stock-based compensation expense)	20,707
Intangible amortization	5,201
Interest and other income, net	(4,112)
Gain on divesture of operations (net of $1,709 of stock-based compensation expense)	(181,228)

Income before income taxes	201,089
Provision for income taxes	13,351

Net income of discontinued operations	$187,738

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
     We are one of the world’s largest EMS providers, with revenues from continuing operations of $9.1 billion and $19.8 billion during the three-month and nine-month periods ended December 31, 2007, respectively, and $18.9 billion during fiscal year 2007. As of March 31, 2007, total manufacturing capacity was approximately 17.7 million square feet in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. For the nine-month period ended December 31, 2007, net sales from continuing operations in Asia, the Americas and Europe represented approximately 58.0%, 26.4% and 15.6%, respectively, of total net sales from continuing operations.
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
Solectron Acquisition
     We have actively pursued acquisitions of businesses and purchases of manufacturing facilities, design and engineering resources and technologies in order to expand worldwide operations, broaden service offerings, diversify and strengthen customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. On October 1, 2007, we completed the acquisition of 100% of the outstanding common stock of Solectron Corporation (“Solectron”) in a stock and cash transaction valued at approximately $3.6 billion. In connection with the acquisition, we issued approximately 221.8 million of the Company’s ordinary shares, paid approximately $1.1 billion in cash and entered into a $1.759 billion term loan facility to finance the cash portion of the acquisition including related fees and expenses, and to refinance certain of Solectron’s outstanding debt assumed in the acquisition. As of December 31, 2007, we had borrowed approximately $1.284 billion under the term loan facility. As a result of the acquisition, we have incurred restructuring and related charges of approximately $261.9 million associated with integration and restructuring activities related to operations that were associated with the Company prior to the acquisition of Solectron, and tax expense of approximately $661.3 million from the re-evaluation of previously recorded deferred tax assets in the United States. We expect to incur additional restructuring and related charges ranging between approximately $160.0 million and $230.0 million for the remainder of our integration and restructuring activities. Refer to Note 13, “Acquisitions and Divestitures,” Note 10, “Restructuring Charges” and Note 9, “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion.
     The results of Solectron’s operations are included in our consolidated financial results beginning October 1, 2007.
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

Accounting for Business and Asset Acquisitions
     We have actively pursued business and asset acquisitions, which are accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).  The fair value of the net assets acquired and the results of the acquired businesses are included in the Condensed Consolidated Financial Statements from the acquisition dates forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period.  Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment, and amortizable lives for acquired intangible assets.  Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. Additionally, we may be required to recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions.
     We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time.  The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period.  Any changes in these estimates may have a material impact on our condensed consolidated operating results or financial position.
     Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is provided in Note 2, “Summary of Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this document. In addition, reference should be made to the audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K. The data below, and discussion that follows, represent results from continuing operations. Information regarding discontinued operations is provided in Note 14, “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.2	94.7	94.3	94.3
Restructuring charges	2.3	—	1.1	0.7

Gross profit	3.5	5.3	4.6	5.0
Selling, general and administrative expenses	2.9	2.5	2.8	2.9
Intangible amortization	0.2	0.1	0.3	0.2
Restructuring charges	0.4	—	0.2	—
Other expense, net	0.7	—	0.3	—
Interest and other, net	0.4	0.3	0.3	0.5

Income (loss) from continuing operations before income taxes	(1.1)	2.4	0.7	1.4
Provision for (benefit from) income taxes	7.4	0.2	3.5	—

Income (loss) from continuing operations	(8.5)	2.2	(2.8)	1.4
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	1.3

Net income (loss)	(8.5)%	2.2%	(2.8)%	2.7%

Net Sales
     Net sales during the three-month period ended December 31, 2007 totaled $9.1 billion, representing an increase of $3.7 billion, or 67.5%, from $5.4 billion during the three-month period ended December 31, 2006, primarily due to our acquisition of Solectron, and new program wins from various existing customers across multiple markets. Sales increased across the following markets we serve; (i) $2.0 billion in the telecommunications infrastructure market, (ii) $985.5 million in the computing market, (iii) $569.1 million in the industrial, medical, automotive, and other markets, and (iv) $205.0 million in the consumer digital market. Sales decreased in the mobile communications market by approximately $57.6 million. Net sales during the three-month period ended December 31, 2007 increased by $1.6 billion in each of the Americas and Asia, respectively, and $0.5 billion in Europe.
     Net sales during the nine-month period ended December 31, 2007 totaled $19.8 billion, representing an increase of $5.6 billion, or 39.5%, from $14.2 billion during the nine-month period ended December 31, 2006, primarily due to our acquisition of Solectron, and new program wins from various existing customers across multiple markets. Sales increased across the following markets we serve; (i) $2.8 billion in the telecommunications infrastructure market, (ii) $1.1 billion in the computing market, (iii) $866.7 million in the industrial, medical, automotive and other markets, (iv) $488.2 million in the consumer digital market, and (v) $360.3 million in the mobile communications market. Net sales during the nine-month period ended December 31, 2007 increased by $2.7 billion, $2.2 billion and $0.7 billion in Asia, the Americas and Europe, respectively.
     Our ten largest customers during the three-month and nine-month periods ended December 31, 2007 accounted for approximately 55% and 58% of net sales, respectively, with only Sony-Ericsson accounting for greater than 10% of net sales for both periods. Our ten largest customers during the three-month and nine-month periods ended December 31, 2006 accounted for approximately 65% and 66% of net sales, respectively, with only Sony-Ericsson accounting for greater than 10% of net sales during the three-month period ended December 31, 2006, and Hewlett-Packard and Sony-Ericsson accounting for greater than 10% of net sales during the nine-month period ended December 31, 2006. The decrease in the concentration of our ten largest customers during the current period is a result of the diversification in our customer base achieved as a result of our acquisition of Solectron.
Gross Profit
     Gross profit during the three-month period ended December 31, 2007 increased $28.8 million to $317.9 million resulting in a gross margin of 3.5%, compared to $289.1 million and a gross margin of 5.3% during the three-month period ended December 31, 2006. The 180 basis point period-over-period decrease in gross margin was primarily attributable to a 230 basis points increase in restructuring charges recognized during the three-month period ended December 31, 2007. The restructuring charges were principally incurred in connection with the Solectron acquisition and were related to restructuring activities for operations that were associated with the Company prior to the acquisition of Solectron. The decrease in gross margin was offset by approximately a 50 basis points decrease in cost of sales during the three-month period ended December 31, 2007 related to favorable changes in customer and product mix, offset by an increase in stock-based compensation expense.
     Gross profit during the nine-month period ended December 31, 2007 increased $209.0 million to $912.5 million resulting in a gross margin of 4.6%, compared to $703.5 million and a gross margin of 5.0% during the nine-month period ended December 31, 2006. The 40 basis point period-over-period decrease in gross margin was primarily attributable to a 40 basis points increase in restructuring charges recognized during the nine-month period ended December 31, 2007. The restructuring charges were principally incurred in connection with the Solectron acquisition and were related to restructuring activities for operations that were associated with the Company prior to the acquisition of Solectron.
Restructuring Charges
     We recognized restructuring charges of approximately $245.8 million and $256.5 million during the three-month and nine-month periods ended December 31, 2007. These costs were principally incurred in connection with the Company’s acquisition of Solectron, were primarily related to restructuring activities for operations that were associated with the Company prior to the acquisition, and were initiated in an effort to consolidate and integrate our global capacity and infrastructure as a result of the acquisition. These activities, which included closing, consolidating and relocating certain manufacturing and administrative operations, elimination of redundant assets and reducing excess workforce and capacity, encompass over 25 different manufacturing locations and were intended to optimize our operational efficiencies post acquisition. We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses as a result of the activities associated with these charges will be offset in part by reduced revenues at the affected facilities. The activities associated with these charges involve multiple actions at each location and will be completed in multiple steps. We classified approximately $211.8 million and $221.5 million of these charges as a component of cost of sales during the three-month and nine-month periods ended December 31, 2007.
     During the nine-month period ended December 31, 2007, charges recognized by reportable geographic region amounted to $127.8 million, $85.0 million and $43.7 million for Asia, Europe and the Americas, respectively.
     Approximately $130.6 million of the restructuring charges incurred during the three-month and nine-month periods ended December 31, 2007 were non-cash. As of December 31, 2007, accrued severance and facility closure costs related to restructuring charges incurred during the nine-month period ended December 31, 2007 were approximately $87.0 million, of which approximately $7.0 million was classified as a long-term obligation.
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
     Approximately $67.4 million of the restructuring charges incurred during the nine-month period ended December 31, 2006 were non-cash. As of December 31, 2007, accrued severance and facility closure costs related to restructuring charges incurred during the 2007 fiscal year were approximately $27.0 million, of which approximately $14.4 million was classified as a long-term obligation.
     Refer to Note 10, “Restructuring Charges” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, or SG&A, amounted to $261.6 million, or 2.9% of net sales, during the three-month period ended December 31, 2007, compared to $135.9 million, or 2.5% of net sales, during the three-month period ended December 31, 2006. The increase in SG&A was primarily the result of our acquisition of Solectron as well as other business and asset acquisitions over the past 12 months, continued investments in resources necessary to support our continued growth, investments in certain technologies to enhance our overall design and engineering competencies and an increase in stock-based compensation expense. The increase in SG&A as a percentage of net sales during the three-month period ended December 31, 2007 was primarily attributable to integration costs associated with the Company’s acquisition of Solectron, and an increase in stock-based compensation expense.
     SG&A amounted to $560.7 million, or 2.8% of net sales, during the nine-month period ended December 31, 2007, compared to $403.4 million, or 2.9% of net sales, during the nine-month period ended December 31, 2006. The increase in SG&A was primarily the result of our acquisition of Solectron as well as other business and asset acquisitions over the past 12 months, continued investments in resources necessary to support accelerating revenue growth, investments in certain technologies to enhance our overall design and engineering competencies and an increase in stock-based compensation expense. The improvement in SG&A as a percentage of net sales during the nine-month period ended December 31, 2007 was primarily attributable higher net sales, offset by integration costs associated with the Company’s acquisition of Solectron, and an increase in stock-based compensation expense.
Intangible Amortization
     Amortization of intangible assets during the three-month period ended December 31, 2007 increased by $13.3 million to $21.1 million from $7.8 million during the three-month period ended December 31, 2006. The increase in expense during the three-month period ended December 31, 2007 was principally attributable to the Company’s acquisition of Solectron together with the acquisitions of IDW and other smaller businesses that were not individually significant to our condensed consolidated results, and the amortization of other acquired licenses.

     Amortization of intangible assets during the nine-month period ended December 31, 2007 increased by $27.9 million to $51.4 million from $23.5 million during the nine-month period ended December 31, 2006. The increase in expense during the nine-month period ended December 31, 2007 was attributable to the amortization of intangible assets acquired over the 12 months ended December 31, 2007, and was principally attributable to the Company’s acquisition of Solectron together with the acquisitions of Nortel’s system house operations in Calgary, Canada, IDW and other smaller businesses that were not individually significant to our condensed consolidated results, and the amortization of other acquired licenses.
Other expense, Net
     During the three and nine-month periods ended December 31, 2007, other expense, net included approximately $61.1 million in other-than-temporary impairment and related charges on certain of the Company’s investments.  Of this amount, approximately $57.6 million was attributable to an equity method investment that was liquidated in January 2008.  The Company received approximately $57.4 million of cash proceeds in January 2008 in connection with the divestiture of this investment. During the nine-month period ended December 31, 2007, these other-than-temporary impairment and related charges were offset by a gain of approximately $9.3 million primarily related to the release of cumulative foreign exchange translation gains in connection with the divestiture of a certain international entity.
Interest and Other, Net
     Interest and other expense, net was $36.9 million during the three-month period ended December 31, 2007 compared to $16.8 million during the three-month period ended December 31, 2006, an increase of $20.1 million. The increase in expense was primarily attributable to the Company’s $1.284 billion in borrowings under our term loan facility used to finance our acquisition of Solectron as well as the refinancing of certain of the outstanding debt obligations assumed from Solectron. The increase in interest expense was partially offset by interest income earned on higher cash balances.
     Interest and other expense, net was $68.7 million during the nine-month period ended December 31, 2007 compared to $77.1 million during the nine-month period ended December 31, 2006, a decrease of $8.4 million. The decrease in expense was primarily attributable to interest and other income earned on the $250.0 million face value promissory note and certain other agreements received in connection with the divestiture of he Software Development and Solutions business during the second quarter of fiscal year 2007 and interest income earned on higher cash balances, offset by the Company’s $1.284 billion in borrowings under our term loan facility used to finance our acquisition of Solectron as well as the refinancing of certain of the outstanding debt obligations assumed from Solectron.
Income Taxes
     Certain subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 9, “Income Taxes” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for further discussion.
     In connection with the Company’s acquisition of Solectron, the Company re-evaluated previously recorded deferred tax assets in the United States, which are primarily comprised of tax loss carryforwards. Management believes that the likelihood certain deferred tax assets will be realized has decreased because the Company expects future projected taxable income in the United States will be lower as a result of increased interest expense resulting from the term loan entered into as part of the acquisition of Solectron. Accordingly, the Company recognized tax expense of approximately $661.3 million during the three-month and nine-month periods ended December 31, 2007. There is no incremental cash expenditure relating to this increase in tax expense.
     The tax benefit during the nine-month period ended December 31, 2006 includes an approximate $23.0 million tax benefit related to the $96.2 million of impairment, lease termination, exit costs and other charges primarily related to the disposal and exit of certain real estate owned and leased by us in order to reduce our investment in property, plant and equipment.
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
LIQUIDITY AND CAPITAL RESOURCES — CONTINUING AND DISCONTINUED OPERATIONS
     As of December 31, 2007, we had cash and cash equivalents of $1.8 billion and bank and other borrowings of $3.1 billion. On May 10, 2007, we replaced our $1.35 billion revolving credit facility with a new $2.0 billion credit facility, under which we had $275.0 million outstanding as of December 31, 2007. The $2.0 billion credit facility and other various credit facilities are subject to compliance with certain financial covenants. As of December 31, 2007, we were in compliance with the financial covenants under our indentures and credit facilities. Working capital as of December 31, 2007 and March 31, 2007 was approximately $2.7 billion and $1.1 billion, respectively.
     As a result of our acquisition of Solectron, our working capital and other tangible and intangible asset balances have materially increased as of December 31, 2007. Additionally, in connection with the acquisition of Solectron we issued approximately 221.8 million of the Company’s ordinary shares with a fair value of approximately $2.5 billion, and incurred approximately $1.284 billion of additional indebtedness. Refer to Note 13, “Acquisitions and Divestitures” for further details underlying the Company’s preliminary allocation of the total purchase price to the acquired assets and liabilities assumed of Solectron.
     Cash provided by operating activities amounted to $1.1 billion and $300.7 million during the nine-month periods ended December 31, 2007 and 2006.
     During the nine-month period ended December 31, 2007, the following items generated cash from operating activities either directly or, as applicable, as a non-cash adjustment to net income:
•
non-cash tax expense of $640.4 million, which is primarily the result of the Company’s re-evaluation of previously recorded deferred tax assets in the United States in connection with the acquisition of Solectron, which are primarily comprised of tax loss carry-forwards;

•	depreciation and amortization of $297.5 million;

•
non-cash charges of $189.1 million primarily for restructuring activities related to operations that were associated with the Company prior to the acquisition of Solectron, and other-than-temporary impairment charges on certain of the Company’s investments;

•	non-cash stock-based compensation expense of $33.7 million;

•	a decrease in inventories of $21.0 million; and

•	an increase in accounts payable and other liabilities of $968.9 million.

     During the nine-month period ended December 31, 2007, the following items reduced cash from operating activities either directly or, as applicable, as a non-cash adjustment to net income:
•	a net loss in the amount of $546.5 million;

•	an increase in accounts receivable of $371.5 million; and

•	an increase in other current and non-current assets of $121.4 million.
     The increases in working capital accounts were due primarily to increases in our overall business activity, which was partially related to our acquisition of Solectron.
     During the nine-month period ended December 31, 2006, the following items generated cash from operating activities either directly or, as applicable, as a non-cash adjustment to net income:
•	net income of $388.0 million;

•	depreciation and amortization of $241.5 million;

•	non-cash impairment and other charges of $71.3 million;

•	non-cash stock-based compensation expense of $23.3 million; and

•	an increase in accounts payables and other liabilities of $825.5 million.
     During the nine-month period ended December 31, 2006, the following items reduced cash from operating activities either directly or, as applicable, as a non-cash adjustment to net income:
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
     Cash used in investing activities amounted to $701.3 million and $225.9 million during the nine-month periods ended December 31, 2007 and 2006.
     Cash used in investing activities during the nine-month period ended December 31, 2007 primarily related to the following:
•
payments for the acquisition of businesses of $439.2 million, including $420.6 million associated with the acquisition of Solectron, net of cash acquired, and $18.6 million for various other acquisitions and contingent purchase price adjustments relating to certain historical acquisitions;

•
net capital expenditures of $210.4 million for the purchase of equipment and for the continued expansion of various low-cost, high-volume manufacturing facilities and industrial parks, as well as for the continued investment in our printed circuit board operations and components business; and

•	$62.8 million of miscellaneous investments primarily related to participation in our trade receivables securitization program.

     Cash provided by investing activities during the nine-month period ended December 31, 2007 primarily related to the following:
•	proceeds of $11.1 million from the divestiture of certain international entities.
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

•
payments for the acquisition of businesses of $353.6 million, including $215.0 million associated with the Nortel transaction, $18.1 million for additional shares purchased in Hughes Software Systems and $120.5 million for various other acquisitions of businesses, net of cash acquired, and contingent purchase price adjustments relating to certain historical acquisitions; and

•	$15.4 million of investments in certain non-publicly traded technology companies and notes receivables.
     Cash provided by investing activities during the nine-month period ended December 31, 2006 primarily related to the following:
•	proceeds of $579.9 million from the divestiture of the Software Development and Solutions business, net of cash held by the business of $108.6 million.
     Cash provided by financing activities amounted to $732.3 million during the nine-month period ended December 31, 2007, as compared to cash used in financing activities of $125.2 million during the nine-month period ended December 31, 2006.
     Cash provided by financing activities during the nine-month period ended December 31, 2007 primarily related to the following:
•	bank borrowings, net of repayment of bank borrowings and capital lease obligations amounting to $703.2 million; and

•	$29.1 million of proceeds from the sale of ordinary shares under employee stock plans.
     Cash used in financing activities during the nine-month period ended December 31, 2006 primarily related to the following:
•	net repayment of bank borrowings and capital lease obligations amounting to $142.8 million;
     offset by:
•	$17.6 million of proceeds from the sale of ordinary shares under our employee stock plans.
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
     On October 1, 2007, we completed the acquisition of 100% of the outstanding common stock of Solectron by issuing approximately 221.8 million of our ordinary shares and paying approximately $1.1 billion in cash.  In connection with the acquisition, we entered into a $1.759 billion term loan facility, dated as of October 1, 2007, to fund the cash portion of the consideration, pay acquisition related costs, and to refinance certain of Solectron’s outstanding long-term debt assumed by the Company.  As of December 31, 2007, we have borrowed $1.284 billion under the facility to pay the cash consideration in the acquisition, acquisition-related fees and expenses and to repurchase and redeem Solectron’s 8% Senior Subordinated Notes due 2016. We also repurchased $447.4 million of Solectron’s $450.0 million outstanding principal amount of 0.5% Senior Convertible Notes during the quarter ended December 31, 2007 with available cash and other financing available to the Company pursuant to its existing credit facilities. As a result of an amendment to the $1.759 billion term loan facility during December 2007, we have another $450.0 million available until February 29, 2008. Refer to the discussion under “Solectron Acquisition Related Debt” in Note 6, “Bank Borrowings and Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements for further discussion. As a result of the acquisition, we have approximately $3.1 billion in total long-term debt outstanding as of December 31, 2007, an increase of approximately $1.6 billion from March 31, 2007.  Additionally, we expect to pay between $500.0 million and $550.0 million in cash during the year commencing with the closing of the acquisition for aggregate costs relating to restructuring and integration activities for global footprint rationalization and elimination of redundant assets or unnecessary functions. These payments include estimated amounts that relate to our estimated restructuring charges for operations that were associated with the Company prior to its acquisition of Solectron, and for activities that will be recorded as liabilities assumed from Solectron. Refer to Note 10, “Restructuring Charges” and Note 13 “Acquisitions and Divestitures” of the Notes to Condensed Consolidated Financial Statements for further discussion.
     Working capital requirements and capital expenditures could continue to increase in order to support future expansions of operations, including those related to our recent acquisition of Solectron. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, the extent of cash charges associated with any future restructuring activities and levels of shipments and changes in volumes of customer orders.
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
     As discussed in Note 12, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, we entered into a definitive agreement to acquire Avail for cash, and it is possible that other future acquisitions may also be significant and may require the payment of cash.  We anticipate that we will enter into debt and equity financings, sales of accounts receivable and lease transactions to fund other acquisitions and anticipated growth. The sale or issuance of equity or convertible debt securities could result in dilution to current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations and could increase debt service obligations.  This increased indebtedness could limit the company’s flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit the company’s ability to access additional capital or execute its business strategy.  Any downgrades in credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     Information regarding long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. As previously discussed, on October 1, 2007, we entered into a $1.759 billion term loan facility in connection with the acquisition of Solectron to fund the cash portion of the consideration, pay acquisition related costs, and to refinance certain of Solectron’s outstanding long-term debt assumed by the Company. We borrowed $1.284 billion under the facility during the three month period ended December 31, 2007 and as a result, our contractual obligations for long-term debt and related interest increased materially from the amounts disclosed as of March 31, 2007 as follows:

					Greater
		Less Than	1 - 3	4 - 5	Than
	Total	1 Year	Years	Years	5 Years
			(In thousands)
Long-term debt obligations as previously reported	$1,500,104	$8,094	$195,582	$507,659	$788,769
Long-term debt obligations related to new term loan facility	1,284,000	6,412	25,329	24,827	1,227,432

Total long-term debt obligations	$2,784,104	$14,506	$220,911	$532,486	$2,016,201

Interest on long-term debt obligations as previously reported	$388,788	$59,192	$117,947	$108,741	$102,908
Interest on long-term debt obligations relating to new term loan facility	542,342	43,981	166,847	177,254	154,260

Total interest on long-term debt obligations	$931,130	$103,173	$284,794	$285,995	$257,168

     Of the $1.284 billion borrowed under the term loan facility, $500.0 million matures on October 1, 2012 and the balance on October 1, 2014.  Loans amortize in quarterly installments in an amount equal to 1% per annum with the balance due at the end of the fifth or seventh year, as applicable.  Estimated interest from the term loan facility is based on the respective fixed rate plus a margin of 2.25% for the $747.0 million on which the floating interest payment has been swapped for fixed interest payments, and is based on LIBOR plus a margin of 2.25% for the remaining amount outstanding.  Refer to the discussion of “Solectron Acquisition Related Debt” in Note 6, “Bank Borrowings and Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements for further details.
     We adopted FIN 48 in the first quarter of fiscal year 2008 and did not recognize any adjustments to the liability for unrecognized tax benefits as a result of the implementation of FIN 48.  As of December 31, 2007, we had approximately $73.2 million of unrecognized tax benefits, which, if recognized, would affect tax expense. These unrecognized tax benefits were not included in our discussion of contractual obligations as of March 31, 2007. Unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations. Although the amount of these adjustments, or amount and timing of related payments cannot be reasonably estimated at this time, we are not currently aware of any material impact on our condensed consolidated results of operations and financial condition.  As of December 31, 2007, substantially all of these unrecognized tax benefits were classified as long-term.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2007 as compared to the fiscal year ended March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2007, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
     On October 1, 2007, we completed the acquisition of Solectron Corporation at which time Solectron became a subsidiary of the Company. See Note 13 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional information about the acquisition. We are continuing to integrate Solectron’s internal controls over financial reporting into our financial reporting systems. Other than the Solectron acquisition there were no changes in internal controls over financial reporting that occurred during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in; Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007; Part II, “Item 1A. Risk Factors” in our Form 10-Q for the quarter ended September 28, 2007; Part I, “Item 1A. Risk Factors” in Solectron’s Annual Report on Form 10-K for the year ended August 25, 2006; and in Part II, “Item 1A. Risk Factors” in Solectron’s Form 10-Q for the quarter ended June 1, 2007, which could materially affect our business, financial condition or future results. The risks described in the aforementioned reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.01	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto.
10.02	Amendment No. 2 to Term Loan Agreement, dated as of December 28, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto.
10.03	Change in Non-Executive Chairman’s Compensation.
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2008

/s/ Thomas J. Smach
Thomas J. Smach
Chief Financial Officer (Principal Financial Officer)

Date: February 8, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto.
10.02	Amendment No. 2 to Term Loan Agreement, dated as of December 28, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto.
10.03	Change in Non-Executive Chairman’s Compensation.
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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