Form 10-K
period 2008-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2008-05-23
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there were 610,044,016 shares of the registrant’s ordinary shares outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Stock Market LLC (NASDAQ Global Select Market) on September 28, 2007) was approximately $6.8 billion.

As of May 19, 2008, there were 836,359,916 shares of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated

Proxy Statement to be delivered to shareholders in connection with the Registrant’s 2008 Annual General Meeting of Shareholders	Part II — “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III

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

OVERVIEW

We are a leading global provider of vertically-integrated advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) in the following markets:

•	Infrastructure, which includes networking and communications equipment, such as base stations, core routers and switches, optical and optical network terminal (“ONT”) equipment, and connected home products, such as set-top boxes and DSL/cable modems;

•	Mobile communication devices, which includes handsets operating on a number of different platforms such as GSM, CDMA, TDMA and WCDMA;

•	Computing, which includes products such as desktop, handheld and notebook computers, electronic games and servers;

•	Consumer digital devices, which includes products such as home entertainment equipment, printers, copiers and cameras;

•	Industrial, Semiconductor and White Goods, which includes products such as home appliances, industrial meters, bar code readers, self-service kiosks and test equipment;

•	Automotive, Marine and Aerospace, which includes products such as navigation instruments, radar components, and instrument panel and radio components;

•	Medical devices, which includes products such as drug delivery, diagnostic, telemedicine devices and disposable devices.

We are one of the world’s largest EMS providers, with revenue of $27.6 billion in fiscal year 2008. As of March 31, 2008, our total manufacturing capacity was approximately 27.0 million square feet in over 25 countries across four continents. In fiscal year 2008, our sales in Asia, the Americas and Europe represented 56%, 28% and 16% of our total net sales, respectively, based on the location of the manufacturing site. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe), with planned expansion into emerging electronics markets, in order to serve the growing outsourcing needs of both multinational and regional OEMs.

Our portfolio of customers consists of many of the technology industry’s leaders, including Casio, Cisco Systems, Dell, Eastman Kodak, Ericsson, Hewlett-Packard, Microsoft, Motorola, Nortel, Sony-Ericsson, Sun Microsystems and Xerox.

We are a globally-recognized leading provider of end-to-end, vertically-integrated global supply chain services through which we design, build, ship and service a complete packaged product for our OEM customers. These vertically-integrated services increase customer competitiveness by delivering improved product quality, leading manufacturability, improved performance, faster time-to-market and reduced costs. We remain firmly committed to the competitive advantage of vertical integration, along with the continuous development of our design capabilities in each of our major product categories. Our OEM customers leverage our services to meet their requirements throughout their products’ entire life cycles. The services we offer across all the markets we serve include:

•	Printed Circuit Board and Flexible Circuit Fabrication;

•	Systems Assembly and Manufacturing;

•	Logistics;

•	After-Sales Services;

•	Design and Engineering Services;

•	Original Design Manufacturing (“ODM”) Services; and

•	Components Design and Manufacturing.

We believe that our vertically-integrated capabilities provide us with a competitive advantage in the market for designing and manufacturing electronics products for leading multinational and regional OEMs. Through these services and capabilities, we simplify the global product development process and provide meaningful time and cost savings for our customers.

We have actively pursued acquisitions of businesses and purchases of manufacturing facilities, design and engineering resources and technologies in order to expand worldwide operations, broaden service offerings, diversify and strengthen customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. On October 1, 2007, we completed the acquisition of 100% of the outstanding common stock of Solectron Corporation (“Solectron”) in a stock and cash transaction valued at approximately $3.6 billion. Through this acquisition, we broadened our EMS capabilities, increased our scale, diversified our customer base and markets, and enhanced our ability to design, build and ship products for, and service, our customers. Refer to Note 12, “Business and Asset Acquisitions and Divestitures,” to the Consolidated Financial Statements for further discussion.

INDUSTRY OVERVIEW

Outsourcing demand for advanced manufacturing capabilities, design and engineering services and after-market services continues its long-term growth pattern. The total available market for outsourcing electronic manufacturing services continues to remain relatively unpenetrated with penetration rates estimated to be less than 25%. Demand continues to increase for several reasons, including the intensely competitive nature of the electronics industry, the continually increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs, and shorter product life cycles. As a result, the number of OEMs that utilize EMS providers as part of their business and manufacturing strategies continues to increase. Utilizing EMS providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, and enables OEMs to concentrate on product research, development, marketing and sales. We believe that OEMs realize the following benefits through their strategic relationships with EMS providers:

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

SERVICE OFFERINGS

We offer a broad range of customer-tailored, vertically integrated services to OEMs. Our traditional service offerings have been significantly enhanced by the acquisition of Solectron. As a result of this acquisition, Flextronics now has the broadest worldwide capabilities in the EMS industry, from design resources to end-to-end, vertically integrated, global supply chain services. We believe that Flextronics’s competitive advantages are that we are able to provide more value and innovation to our customers since we offer both global economies of scale in manufacturing, logistics and procurement, as well as market-focused expertise and capabilities in design, engineering and ODM services. As a result of our focus on specific markets, we believe that we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers’ businesses, and can help improve their market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products and meet their time-to-market requirements. Our vertically-integrated services allow us to design, build, ship and service a complete packaged product to our OEM customers. These services include:

Printed Circuit Board and Flexible Circuit Fabrication.  Printed circuit boards are platforms composed of laminated materials that provide the interconnection for integrated circuits and other electronic components. Semiconductor designs are currently so complex that they often require printed circuit boards with multiple layers of narrow, densely spaced wiring or flexible circuits. The manufacture of these complex multilayer interconnect and flexible circuit products often requires the use of sophisticated circuit interconnections between layers, referred to as vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds. We are an industry leader in high-density, multilayer and flexible printed circuit board manufacturing. We also provide our customers with rigid-flex circuit board design and manufacturing. We manufacture printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers’ product development groups in as little as 48 hours. Our extensive range of services enables us to respond to our customers’ demands for an accelerated transition from prototype to volume production. We have printed circuit board and flexible circuit fabrication service capabilities in North America, South America, Europe and Asia.

Systems Assembly and Manufacturing.  Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We often assemble electronics products with our proprietary printed circuit boards and custom electronic enclosures on either a build-to-order or configure-to-order basis. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of advanced manufacturing solutions. Our systems assembly and manufacturing expertise includes the following:

•	Enclosures. We offer a comprehensive set of custom electronics enclosures and related products and services worldwide. Our services include the design, manufacture and integration of electronics packaging systems, including custom enclosure systems, power and thermal subsystems, interconnect subsystems, cabling and cases. In addition to standard sheet metal and plastic fabrication services, we assist in the design of electronics packaging systems that protect sensitive electronics and enhance functionality. Our enclosure design services focus on functionality, manufacturability and testing. These services are integrated with our other assembly and manufacturing services to provide our customers with overall improved supply chain management.

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

Design and Engineering Services.  We offer a comprehensive range of value-added design and engineering services that are tailored to the various markets of our customers. These services range from contract design services (“CDS”), where the customer purchases services on a time and materials basis, to ODM services, where the customer purchases a product that we design, develop and manufacture. ODM products are then sold by our OEM customers under the OEMs’ brand names. Our design and engineering services are provided by our global team of design engineers and include:

•	User Interface and Industrial Design: We design and develop innovative, stylish and cost-effective products that address the needs of the user and the market. Our front-end creative capabilities offer our OEM customers assistance with the product creation process. These services include preliminary product exploration, market research, 2-D sketch level drawings, 3-D mock-ups and proofs of concept, interaction and interface models, detailed hard models and product packaging.

•	Mechanical Engineering and Tooling Design: We offer detailed product and enclosure design for static and dynamic solutions in both plastic and metal for low-to high-volume applications. Additionally, we provide design and development services for prototype and production tooling equipment used in manufacturing.

•	Electronic System Design: We provide complete electrical design for products ranging in size from small handheld consumer devices to large high-speed, carrier-grade, telecommunications equipment, which includes embedded system and digital signal processing design, high speed digital interfaces, analog circuit design, power management solutions, wired and wireless communication protocols, display and storage solutions, imaging and audio/video applications, and radio frequency (“RF”) system and antenna design.

•	PCB Design: We provide complete printed circuit board (“PCB”) design services, incorporating high layer counts, advanced materials, component miniaturization technologies, signal integrity and rigid-flex requirements.

Components Solutions.  Our components group is a product-driven organization focused on designing and manufacturing complete products for our OEM customers. Our capabilities include the design and manufacture of technologically advanced subsystem solutions for the electronics market. These sub-components include camera modules, power supplies, antennas, RF modules, passive color super-twisted nematic (“CSTN”) and active thin film transistor (“TFT”) small and medium form factor display modules for mobile phones, MP3 players, industrial and commercial products and digital cameras. By combining innovative design capabilities with a global manufacturing footprint, we provide our OEM customers with market-leading component technologies that are cost-effectively designed and manufactured while speeding their products’ time-to-market.

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

Additionally, through our Solectron acquisition we have expanded our after-sales services to include retail technical services. This service specializes in providing customer-facing technical support in retail locations around the globe. We provide point-of-sale assistance in solving technical issues through troubleshooting and fixing electronics products for end users. This further improves our customers’ competitiveness as this service decreases product return rates, lowers total costs of service, and improves the overall end user experience beyond the initial product sale thereby increasing end user retention for our customers.

STRATEGY

Our strategy is to continue to accelerate our growth and enhance profitability by using our market-focused expertise and capabilities and our global economies of scale to offer the most competitive vertically-integrated global supply chain services to our customers. To achieve this goal, we continue to enhance our core EMS manufacturing, procurement and logistics services with industry-specific expertise in design, engineering and ODM services through the following:

Market-Focused Approach.  We intend to continue to invest in growing our market-focused expertise and capabilities to ensure that we can make fast, flexible decisions in response to changing market conditions. By focusing our resources on serving specific industries, we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers’ businesses, and we can help improve their market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products, and meet their time-to-market requirements.

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

Streamline Business Processes Through Information Technologies.  We use a sophisticated automated manufacturing resources planning system and enhanced business-to-business data interchange capabilities to ensure inventory control and optimization. We streamline business processes by using these information technology tools to improve order placement, tracking and fulfillment. We are also able to provide our customers with online access to product design and manufacturing process information. We continually enhance our information technology systems to support business growth, and intend to continue to drive our strategy of streamlining business processes through the use of information technologies so that we can continue to offer our customers a comprehensive solution to improve their communications and relationships across their supply chain and be more responsive to market demands.

Focus on Core Activities.  As part of our strategy, we continuously evaluate the strategic and financial contributions of each of our operations and focus our primary growth objectives on our core EMS vertically-integrated business activities. We leverage our existing scale and capabilities to accelerate revenue growth and enhance profitability, while narrowing our focus to only those businesses that provide substantial synergy. We also explore non-traditional opportunities to continue to expand our vertical technologies.

COMPETITIVE STRENGTHS

We continue to enhance our business through the development and broadening of our various product and service offerings. Our vision is to create a company of limitless scale and repeatable execution that is creating value that increases our customers’ competitiveness. We have concentrated our strategy on market-focused expertise and capabilities and our vertically-integrated global supply chain services and we believe that the following capabilities differentiate us from our competitors and enable us to better serve our customers:

Significant Scale and Global Integrated System.  We believe that scale is a significant competitive advantage, as our customers’ solutions are increasingly requiring cost structures and capabilities that can only be achieved through size and global reach. There are cost advantages that can only be achieved by scale. We are a leader in global procurement, purchasing approximately $23 billion of material in our fiscal year ended March 31, 2008. As a result, we are able to use our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers.

We have established an extensive, integrated network of design, manufacturing and logistics facilities in the world’s major electronics markets to serve the growing outsourcing needs of both multinational and regional OEMs. Our extensive global network of manufacturing facilities in over 25 countries with over 162,000 employees gives us the ability to increase the competitiveness of our customers by simplifying their global product development process while also delivering improved product quality with improved performance and faster time to market. Operating and executing this complex worldwide solutions system is a competitive advantage.

Extensive Design and Engineering Capabilities.  We have an industry leading global design service offering with product design engineers providing global design services, products and solutions to satisfy a wide array of customer requirements. We combine our design and manufacturing services to design, develop and manufacture components (such as camera modules) and complete products (such as cellular phones), which are then sold by our OEM customers under the OEMs’ brand names. We have greatly expanded our design engineering resources, which now exceeds 4,000 engineers, across all of the markets that we serve.

Vertically-Integrated End-to-End Solution.  We offer a comprehensive range of worldwide supply chain services that simplify the global product development process and provide meaningful time and cost savings to our OEM customers. Our broad based vertically-integrated end-to-end services enable us to cost-effectively design, build, ship and service a complete packaged product. We believe that our capabilities also help our customers improve product quality, manufacturability and performance, and reduce costs. We continue to expand and enhance our vertically-integrated service offering by adding capacity in plastics, metals, rigid printed circuit boards, and power supplies as well as by introducing new vertically-integrated capabilities in areas such as machining and touch panels.

Industrial Parks; Low-Cost Manufacturing Services.  We have developed self-contained campuses that co-locate our manufacturing and logistics operations with our suppliers at a single low-cost location. These industrial parks enhance our total supply chain management, while providing a low cost, multi-technology solution for our customers. This approach increases the competitiveness of our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established our large industrial parks in Brazil, China, Hungary, India, Malaysia, Mexico and Poland.

In addition, we have other regional manufacturing operations situated in low-cost regions of the world to provide our customers with a wide array of manufacturing solutions and the lowest manufacturing costs. As of March 31, 2008, approximately 74% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, Malaysia, Mexico, Poland, Singapore and Ukraine. We believe we are a global industry leader in low-cost production capabilities.

Customer and End Market Diversification.  We believe that we have created a well diversified and balanced company. Through our acquisitions and our internal development, we have diversified our business across multiple end markets, significantly expanding the available market to us. For example, through our acquisition of Solectron we added strength in high-end computing, communications and networking infrastructure, which complemented our existing strength in mobile and consumer electronics. Additionally, we have created a more diversified customer base as evidenced by the reduction of the concentration of sales to our ten largest customers to 55% of net sales in fiscal year 2008 from 64% of net sales in fiscal year 2007. This diversification positions us better to weather end market, customer or product down turns.

Long-Standing Customer Relationships.  We believe that a cornerstone to our success, and a fundamental requirement for our sustained growth and profitability, is our long-standing customer relationships. We believe that our ability to maintain and grow these customer relationships is due to our ability to continuously create value that increases our customers’ competitiveness. This has been achieved through our continued development of a broad range of vertically-integrated service offerings, and our market-focused approach designed to add innovative thinking and create value that increases our customers’ competitiveness. To achieve our quality goals, we monitor our performance using a number of quality improvement and measurement techniques. We have also received numerous service and quality awards that further validate the success of these programs.

Large Scale Integration Ability.  We believe that one of our competitive advantages is our ability to effectively integrate large-scale acquisitions into our global operations. We have the expertise and the resources to successfully acquire, integrate and rationalize both acquisitions and OEM customers’ manufacturing, logistics and procurement capabilities. These large scale acquisitions and strategic OEM transactions enable us to improve our competitiveness and increase our market share on an accelerated basis. In addition to our recently completed large-scale integration of Solectron, we have integrated large scale strategic OEM transactions with Sony-Ericsson, Xerox, Kyocera, and Nortel.

CUSTOMERS

Our customers include many of the world’s leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2008, our ten largest customers accounted for approximately 55% of net sales from continuing operations. Our largest customer during fiscal year 2008 was Sony-Ericsson, which accounted for more than 10% of net sales from continuing operations. No other customer accounted for more than 10% of net sales from continuing operations in fiscal year 2008.

The following table lists in alphabetical order a representative sample of our largest customers in fiscal year 2008 and the products of those customers for which we provide EMS services:

Customer	End Products

Cisco Systems, Inc.	Consumer electronics products
Dell Computer Corporation	Desktop personal computers and servers
Eastman Kodak	Digital cameras and self-service kiosks
Ericsson Telecom AB	Business telecommunications systems and GSM infrastructure
Hewlett-Packard Company	Inkjet printers and storage devices
Microsoft Corporation	Computer peripherals and consumer electronics gaming products
Motorola, Inc.	Cellular phones and telecommunications infrastructure
Nortel Networks Limited	Optical, wireless and enterprise telecommunications infrastructure
Sony-Ericsson	Cellular phones
Sun Microsystems, Inc.	Network computing infrastructure products
Xerox Corporation	Office equipment and components

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

COMPETITION

The EMS market is extremely competitive and includes many companies, several of which have achieved substantial market share. We compete against numerous domestic and foreign EMS providers, as well as our current and prospective customers, who evaluate our capabilities in light of their own. We face particular competition from Asian based competitors, including Taiwanese ODM suppliers who compete in a variety of our end markets and have a substantial share of global information technology hardware production.

We compete with different companies depending on the type of service we are providing or the geographic area in which an activity is taking place. We believe that the principal competitive factors in the EMS market are: quality and range of services; design and technological capabilities; cost; location of facilities; and responsiveness and flexibility.

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

EMPLOYEES

As of March 31, 2008, our global workforce totaled approximately 162,000 employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.

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

We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. Our business requires close collaboration with our customers and suppliers to mitigate risk of non-compliance. Most recently, we completed the implementation of our internal conformance program for the European Union’s Directive 2002/95/EC (“RoHS”) and to the first phase of the China RoHS directive. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as the regulations. These programs vary from collecting compliance data from our suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. In addition, the electronics industry is subject to the European Union’s Waste Electrical and Electronic Equipment (“WEEE”) directive, which became effective beginning in 2005. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. Although the compliance responsibility rests primarily with OEMs rather than with EMS companies, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

INTELLECTUAL PROPERTY

We own or license various United States and foreign patents related to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Refer to Note 13, “Segment Reporting,” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” for financial information about our geographic areas.

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

We derive our revenues from customers in the following markets:

•	Infrastructure, which includes networking and communications equipment, such as base stations, core routers and switches, optical and ONT equipment, and connected home products, such as set-top boxes and DSL/cable modems;

•	Mobile communication devices, which includes handsets operating on a number of different platforms such as GSM, CDMA, TDMA and WCDMA;

•	Computing, which includes products such as desktop, handheld and notebook computers, electronic games and servers;

•	Consumer digital devices, which includes products such as home entertainment equipment, printers, copiers and cameras;

•	Industrial, Semiconductor and White Goods, which includes products such as home appliances, industrial meters, bar code readers, self-service kiosks and test equipment;

•	Automotive, Marine and Aerospace, which includes products such as navigation instruments, radar components, and instrument panel and radio components;

•	Medical devices, which includes products such as drug delivery, diagnostic and telemedicine devices.

Factors affecting any of these industries in general, or our customers in particular, could seriously harm us. These factors include:

•	rapid changes in technology, evolving industry standards and requirements for continuous improvement in products and services result in short product life cycles;

•	demand for our customers’ products may be seasonal;

•	our customers may fail to successfully market their products, and our customers’ products may fail to gain widespread commercial acceptance;

•	our customers may experience dramatic market share shifts in demand which may cause them to exit the business; and

•	there may be recessionary periods in our customers’ markets.

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

We compete with a number of different companies, depending on the type of service we provide or the location of our operations. For example, we compete with major global EMS providers, other smaller EMS companies that have a regional or product-specific focus, and ODMs with respect to some of the services that we provide, as well as our current and prospective customers. Our industry is extremely competitive, many of our competitors have achieved substantial market share and some may have lower cost structures or greater design, manufacturing, financial or other resources than we do. We face particular competition from Asian based competitors, including Taiwanese ODM suppliers who compete in a variety of our end markets and have a substantial share of global information technology hardware production. If we are unable to provide comparable manufacturing services and improved products at lower cost than the other companies in our market, our net sales could decline.

The majority of our sales come from a small number of customers and a decline in sales to any of these customers could adversely affect our business.

Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 55% and 64% of net sales from continuing operations in fiscal years 2008 and 2007, respectively. Our largest customer during fiscal years 2008 and 2007 was Sony-Ericsson, which accounted for more than 10% of net sales from continuing operations. No other customer accounted for more than 10% of net sales from continuing operations in fiscal year 2008 or 2007.

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

In addition, we expect to incur new fixed operating expenses associated with our expansion efforts that will increase our cost of sales, including increases in depreciation expense and rental expense. If our revenues do not increase sufficiently to offset these expenses, our operating results could be seriously harmed. Our transition to low-cost manufacturing regions has contributed to significant restructuring and other charges that have resulted from reducing our workforce and capacity at higher-cost locations. We recognized restructuring charges of approximately $447.7 million, $151.9 million and $215.7 million in fiscal years 2008, 2007 and 2006, respectively. Restructuring costs during fiscal year 2008 were primarily incurred in connection with our acquisition of Solectron, and were initiated in order to consolidate and integrate our global capacity and infrastructure as a result of the acquisition. Restructuring costs incurred during fiscal years 2007 and 2006 were primarily associated with the consolidation and closure of several manufacturing facilities, and related impairment of certain long-lived assets. We may be required to take additional charges in the future as a result of these activities. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, it could have a material adverse impact on operating results, financial position and cash flows.

We may encounter difficulties with acquisitions, which could harm our business.

We have completed numerous acquisitions of businesses and we expect to continue to acquire additional businesses in the future. In particular, on October 1, 2007, we completed our acquisition of Solectron. We are currently in preliminary discussions with respect to potential acquisitions and strategic customer transactions. Any future acquisitions may require additional equity financing, which could be dilutive to our existing shareholders, or additional debt financing, which could increase our leverage and potentially affect our credit ratings. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.

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

As part of our strategy to enhance our vertically-integrated end-to-end service offerings, we have expanded and continue to expand our design and engineering capabilities. Providing these services can expose us to different or greater potential risks than those we face when providing our manufacturing services.

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

As a medical device manufacturer, we are required to register with the Food and Drug Administration (“FDA”) and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. If any FDA inspection reveals noncompliance to QSR or other FDA regulations, the FDA may take action against us. FDA actions may include issuing a letter of inspectional observations on FDA Form 483, issuing a warning letter, imposing fines, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an off shore facility, or shutting down a manufacturing facility. In the European Community (“EC”), we are required to maintain certain standardized certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Continued noncompliance to the EC regulations could stop the flow of products into the EC from us or from our customers. If any of these actions were to occur, it would harm our reputation and cause our business to suffer.

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

A number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions are otherwise increased. For example, on March 16, 2007, the Chinese government passed a new unified enterprise income tax law which became effective on January 1, 2008. Among other things, the new law cancels many income tax incentives previously applicable to our subsidiaries in China. Under the new law, the tax rates applicable to the operations of most of our subsidiaries in China will be increased to 25%. The new law provides a transition rule which increases the tax rate to 25% over a 5-year period. The new law also increased the standard withholding rate on earnings distributions to between 5% and 10% depending on the resident of the shareholder. The ultimate effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our China income, the manner in which China interprets, implements and applies the new tax provisions, and by our ability to qualify for any exceptions or new incentives.

In addition, the Company and its subsidiaries are regularly subject to tax return audits and examinations by various taxing jurisdictions in the United States and around the world. For example, an acquired subsidiary received an assessment pursuant to a Revenue Agent’s Report (“RAR”) from the Internal Revenue Service (“IRS”) based on an examination of its federal income tax returns for fiscal years 2001 and 2002. The RAR is not a final Statutory Notice of Deficiency, and the acquired subsidiary filed a protest to certain of the proposed adjustments with the Appeals Office of the IRS.

In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that is more likely than not to occur. However, we cannot assure you that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals.

Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax provision, operating results, financial position and cash flows in the period or periods for which that determination is made.

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

Our goodwill and intangible assets could become impaired.

We have a substantial amount of goodwill and other intangible assets attributable to acquisitions. We are required to evaluate goodwill and other intangibles for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows and, with respect to goodwill, on at least an annual basis. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

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

We may be adversely affected by higher commodity costs and shortages of required electronic components.

From time to time, we have experienced shortages of some of the electronic components that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers. These unanticipated component shortages have resulted in curtailed production or delays in production, which prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased manufacturing or component costs. Inflationary and other increases in the costs of these components have occurred in the past and may recur from time to time. Our performance depends, in part, on our ability to incorporate changes in costs into the selling prices for our products.

In addition, our manufacturing and shipping costs may be impacted by fluctuations in the cost of oil and gas. Any fluctuations in the supply or prices for any of these commodities could have a material adverse affect on our profit margins and financial condition.

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

We are also exposed to risks related to the valuation of the Chinese currency relative to other foreign currencies. The Chinese currency is the renminbi (“RMB”). A significant increase in the value of the RMB could adversely affect our financial results and cash flows by increasing both our manufacturing costs and the costs of our local supply base.

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

We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. For example, the electronics industry became subject to the European Union’s Restrictions on Hazardous Substances and Waste Electrical and Electronic Equipment directives beginning in 2005 and 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States and China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as the regulations. These programs vary from collecting compliance data from our suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with OEMS rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their obligations under WEEE.

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

Over the past several years, we have completed numerous strategic transactions with OEM customers. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our revenue growth, and if we fail to complete similar transactions in the future, our revenue growth could be harmed. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

We are incorporated in Singapore under the Companies Act, Chapter 50 of Singapore. Some of our officers reside outside the United States, and a substantial portion of our assets are located outside the United States. As a result, it may not be possible for investors to effect services of process upon us within the United States. Additionally, judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws may not be enforceable against us. Judgments of U.S. courts based on the civil liability provisions of the federal securities laws of the United States are not directly enforceable in Singapore courts, and Singapore courts may not enter judgments in original actions brought in Singapore courts based solely upon the civil liability provisions of the federal securities laws of the United States.

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

The ongoing implementation of new worldwide procurement software and systems is a technically intensive process, requiring extensive testing, modifications, customization and project coordination. In addition, from time to time we implement other major enterprise software and systems. We may experience disruptions in our business operations relating to these implementation efforts as a result of complications with the software or systems. Such disruptions could result in material adverse consequences, including loss of information and unanticipated increases in costs.

Our debt level may create limitations

We entered into a $1.759 billion term loan facility, dated as of October 1, 2007, upon completion of the acquisition of Solectron, to pay the cash portion of the acquisition consideration, pay acquisition related costs, and to refinance certain of Solectron’s outstanding long-term debt assumed by the Company. As of March 31, 2008 our borrowings under this facility totaled approximately $1.7 billion and in total our long-term debt was approximately $3.4 billion. This increased indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute business strategy.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities consist of a global network of industrial parks, regional manufacturing operations, design and engineering and product introduction centers, providing over 27.0 million square feet of manufacturing capacity as of March 31, 2008 (excluding facilities we have identified for closure, as described in Note 9, “Restructuring Charges” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”). We own facilities with approximately 10.5 million square feet in Asia, 3.9 million square feet in the Americas and 2.7 million square feet in Europe. We lease facilities with approximately 4.7 million square feet in Asia, 3.6 million square feet in the Americas and 1.6 million square feet in Europe.

Our facilities include large industrial parks, ranging in size from approximately 300,000 to 5.7 million square feet, in Brazil, China, Hungary, India, Malaysia, Mexico and Poland. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 1.0 million square feet, in Austria, Brazil, Canada, China, Denmark, France, Germany, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Norway, Poland, Romania, Singapore, Sweden, Taiwan, Ukraine and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world’s major electronics markets.

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

PRICE RANGE OF ORDINARY SHARES

Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol “FLEX.” The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2007 as reported on the NASDAQ Global Select Market.

	High	Low

Fiscal Year Ended March 31, 2008
Fourth Quarter	$11.91	$9.26
Third Quarter	13.28	11.19
Second Quarter	12.02	10.80
First Quarter	11.72	10.80
Fiscal Year Ended March 31, 2007
Fourth Quarter	$12.16	$10.75
Third Quarter	13.19	11.08
Second Quarter	12.97	9.96
First Quarter	12.46	9.84

As of May 19, 2008 there were 6,428 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ Global Select Market was $10.79 per share.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2008 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

The graph below compares the cumulative total shareholder return on our ordinary shares, the Standard & Poor’s 500 Stock Index and a peer group comprised of Benchmark Electronics, Inc., Celestica, Inc., Jabil Circuit, Inc., and Sanmina-SCI Corporation.

The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor’s 500 Stock Index and in the peer group described above on March 31, 2003 and reflects the annual return through March 31, 2008, assuming dividend reinvestment.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Flextronics International Ltd., The S&P 500 Index
And A Peer Group

*	$100 invested on March 31, 2003 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

	3/03	3/04	3/05	3/06	3/07	3/08
Flextronics International Ltd.	$100.00	$195.99	$138.07	$118.69	$125.46	$107.68
S&P 500 Index	100.00	135.12	144.16	161.07	180.13	170.98
Peer Group	100.00	177.57	134.10	155.49	92.41	55.05

RECENT SALES OF UNREGISTERED SECURITIES

None.

INCOME TAXATION UNDER SINGAPORE LAW

Dividends.  Singapore does not impose a withholding tax on dividends. Prior to January 1, 2003, Singapore applied a full imputation system to all dividends (other than exempt dividends) paid by a Singapore resident company. Effective on January 1, 2003, tax on corporate profits is final and dividends paid by a Singapore resident company will be tax exempt in the hands of a shareholder, whether or not the shareholder is a company or an individual and whether or not the shareholder is a Singapore resident. However, if the resident company was previously under the imputation system and has un-utilized dividend franking credits as of December 31, 2002, there was a 5-year transition period from January 1, 2003 to December 31, 2007, during which a company remained on the imputation system. Dividends declared by non-resident companies are not subject to the imputation system.

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

Stamp Duty.  There is no stamp duty payable for holding shares, and no duty is payable on the acquisition of newly-issued shares. When existing shares are acquired in Singapore, a stamp duty is payable on the instrument of transfer of the shares at the rate of two Singapore dollars (“S$”) for every S$1,000 of the market value of the shares. The stamp duty is borne by the purchaser unless there is an agreement to the contrary. If the instrument of transfer is executed outside of Singapore, the stamp duty must be paid only if the instrument of transfer is received in Singapore.

Estate Taxation.  The estate duty was recently abolished for deaths occurring on or after February 15, 2008. For deaths prior to February 15, 2008 the following rules apply:

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

	Fiscal Year Ended March 31,
	2008(1)	2007	2006	2005	2004
	(In thousands, except per share amounts)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$27,558,135	$18,853,688	$15,287,976	$15,730,717	$14,479,262
Cost of sales	25,972,787	17,777,859	14,354,461	14,720,532	13,676,855
Restructuring charges(2)	408,945	146,831	185,631	78,381	474,068

Gross profit	1,176,403	928,998	747,884	931,804	328,339
Selling, general and administrative expenses	807,029	547,538	463,946	525,607	469,229
Intangible amortization(3)	112,317	37,089	37,160	33,541	34,543
Restructuring charges(2)	38,743	5,026	30,110	16,978	54,785
Other charges (income), net(4)	61,078	(77,594)	(17,200)	(13,491)	—
Interest and other expense, net	101,302	91,986	92,951	89,996	77,241
Gain on divestiture of operations	(9,733)	—	(23,819)	—	—
Loss on early extinguishment of debt	—	—	—	16,328	103,909

Income (loss) from continuing operations before income taxes	65,667	324,953	164,736	262,845	(411,368)
Provision for (benefit from) income taxes(5)	705,037	4,053	54,218	(68,652)	(64,958)

Income(loss)from continuing operations	(639,370)	320,900	110,518	331,497	(346,410)
Income (loss) from discontinued operations, net of tax	—	187,738	30,644	8,374	(5,968)

Net income (loss)	$(639,370)	$508,638	$141,162	$339,871	$(352,378)

Diluted earnings (loss) per share:
Continuing operations	$(0.89)	$0.54	$0.18	$0.57	$(0.66)

Discontinued operations	$—	$0.31	$0.05	$0.01	$(0.01)

Total	$(0.89)	$0.85	$0.24	$0.58	$(0.67)

	As of March 31,
	2008(1)	2007	2006	2005	2004
	(In thousands)

CONSOLIDATED BALANCE SHEET DATA(6):
Working capital	$2,911,922	$1,102,979	$938,632	$906,971	$884,816
Total assets	19,524,915	12,341,374	10,958,407	11,009,766	9,583,937
Total long-term debt and capital lease obligations, excluding current portion	3,388,337	1,493,805	1,489,366	1,709,570	1,624,261
Shareholders’ equity	8,164,444	6,176,659	5,354,647	5,224,048	4,367,213

(1)	On October 1, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Solectron, a provider of value-added electronics manufacturing and supply chain services to OEMs. The results of Solectron’s operations were included in the Company’s consolidated financial results beginning on the acquisition date. Refer to Note 12, “Business and Asset Acquisitions and Divestitures” to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data” for further information.

(2)	We recognized restructuring charges of $447.7 million, $151.9 million, $215.7 million, $95.4 and $540.3 million (including $11.5 million attributable to discontinued operations) in fiscal years 2008, 2007, 2006, 2005, and 2004, respectively, associated with the consolidation and closure of several manufacturing facilities. Charges incurred during the 2008 fiscal year were primarily in connection with the acquisition and integration of Solectron. Refer to Note 9, “Restructuring Charges” to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data” for further information.

(3)	We recognized a charge of $30.0 million during fiscal year 2008 for the write-off of certain intangible asset licenses due to technological obsolescence.

(4)	We recognized $79.8 million, $20.6 million and $29.3 million of net foreign exchange gains primarily related to the liquidation of certain international entities in fiscal years 2007, 2006 and 2005, respectively. We also recognized $7.7 million and $7.6 million in executive separation costs in fiscal years 2006 and 2005, respectively.

We recognized charges of $61.1 million and $8.2 million in fiscal years 2008 and 2005, respectively, for the loss on disposition, other-than-temporary impairment and other related charges of our investments in certain non-publicly traded companies. In fiscal year 2006, we recognized a net gain of $4.3 million related to our investments in certain non-publicly traded companies.

(5)	We recognized non-cash tax expense of $661.3 million during fiscal year 2008, as we determined the recoverability of certain deferred tax assets is no longer more likely than not. Refer to Note 8, “Income Taxes” to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data” for further information.

(6)	Includes continuing and discontinued operations for the fiscal years ended March 31, 2006 and prior.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following market segments: infrastructure; mobile communication devices; computing; consumer digital devices; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical devices. We provide a full range of vertically-integrated global supply chain services through which we design, build, ship and service a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; rigid printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; logistics; after-sales services; and multiple component product offerings.

We are one of the world’s largest EMS providers, with revenues from continuing operations of $27.6 billion in fiscal year 2008. As of March 31, 2008, our total manufacturing capacity was approximately 27.0 million square feet in over 25 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. In fiscal year 2008, our net sales from continuing operations in Asia, the Americas and Europe represented approximately 56%, 28% and 16%, respectively, of our total net sales from continuing operations, based on the location of the manufacturing site.

We believe that the combination of our extensive design and engineering services, significant scale and global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial campuses in low-cost geographic areas and operational track record provide us with a competitive advantage in the market for designing, manufacturing and servicing electronics products for leading multinational OEMs. Through these services and facilities, we simplify the global product development and manufacturing process and provide meaningful time to market and cost savings for our OEM customers.

We have actively pursued acquisitions and purchases of manufacturing facilities, design and engineering resources and technologies in order to expand our worldwide operations, broaden our service offerings, diversify and strengthen our customer relationships, and enhance our competitive position as a leading provider of comprehensive outsourcing solutions. We have completed numerous strategic transactions with OEM customers over the past several years, including with Sony-Ericsson, Xerox, Kyocera and Nortel. These strategic transactions have expanded our customer base, provided end-market diversification, and contributed to a significant portion of our revenue growth. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM and lease or acquire their manufacturing facilities while simultaneously entering into multi-year supply agreements for the production of their products. We will continue to selectively pursue strategic opportunities that we believe will further our business objectives and enhance shareholder value. OEM divestitures and other acquisitions involve numerous risks, including costs associated with integrating, closing and consolidating acquired facilities.

On October 1, 2007, we completed the acquisition of 100% of the outstanding common stock of Solectron in a cash and stock transaction valued at approximately $3.6 billion, including estimated transaction costs. We issued approximately 221.8 million shares of our ordinary stock and paid approximately $1.1 billion in cash in connection with the acquisition. The acquisition of Solectron broadened our service offerings, strengthened our capabilities in the high end computing, communication and networking infrastructure market segments, increased the scale of our existing operations and diversified our customer and product mix. Refer to Note 4, “Bank Borrowings and Long-Term Debt” and Note 12, “Business and Asset Acquisitions and Divestitures” for further discussion.

On January 26, 2008, we completed the acquisition of 100% of the common stock of Avail Medical Products, Inc. (“Avail”). The acquisition of Avail expands our capabilities in the medical market segment, including the design, manufacturing and logistics of disposable medical devices, hand held diagnostics and drug delivery devices and imaging, lab and life sciences equipment.

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

Restructuring costs incurred during fiscal year 2008 were primarily related to our acquisition of Solectron and consisted of consolidating and integrating our global capacity and infrastructure. These activities, which included closing, consolidating and relocating certain manufacturing and administrative operations, eliminating redundant assets, and reducing excess workforce and capacity, encompassed over 25 different manufacturing locations and were intended to optimize our operational efficiencies post acquisition.

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

Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to our consolidated financial statements for the 2008, 2007 and 2006 fiscal years.

We provide a comprehensive suite of services for our customers that range from contract design services to original product design to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services from continuing operations were less than 10% of our total sales from continuing operations during the 2008, 2007 and 2006 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations.

Accounting for Business and Asset Acquisitions

We have actively pursued business and asset acquisitions, which are accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The fair value of the net assets acquired and the results of the acquired businesses are included in the Consolidated Financial Statements from the acquisition dates forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. Additionally, we may be required to recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions.

We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material impact on our consolidated operating results or financial condition.

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

Refer to Note 9, “Restructuring Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

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

We recognized non-cash tax expense of $661.3 million during the 2008 fiscal year. This expense principally resulted from management’s re-evaluation of previously recorded deferred tax assets in the United States, which are primarily comprised of tax loss carry forwards. We believe that the likelihood certain deferred tax assets will be realized has decreased because we expect future projected taxable income in the United States will be lower as a result of increased interest expense resulting from the term loan entered into as part of the acquisition of Solectron.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition of tax benefits previously recognized. We adopted FIN 48 in the first quarter of fiscal year 2008 and did not recognize any adjustments to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. We are regularly subject to tax return audits and examinations by various taxing jurisdictions in the United States and around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax position, operating results, financial position and cash flows. Refer to Note 8 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our tax position.

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

We evaluate goodwill for impairment on an annual basis. We also evaluate goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. In fiscal year 2008, we recognized an impairment charge of approximately $30.0 million due to the write-off of certain intangible asset licenses due to technological obsolescence. This charge is included in intangible amortization in the consolidated statement of operations for the fiscal year ended March 31, 2008.

Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the amount of impairment loss recognized, if any, is measured using a discounted cash flow analysis. If, at the time of our annual evaluation, the net asset value (or “book value”) of any reporting unit is greater than its fair value, some or all of the related goodwill would likely be considered to be impaired. Further, to the extent the carrying value of the Company as a whole is greater than its market capitalization, all, or a significant portion of our goodwill may be considered impaired. To date, we have not recognized any impairment of our goodwill in connection with our impairment evaluations.

Long-term Investments

We have certain investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in our consolidated balance sheets. Non-majority-owned investments are accounted for using the equity method when we have an ownership percentage equal to or greater than 20%, or have the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. During fiscal year 2008, we recorded charges of $61.1 million for other-than-temporary impairment of our investments in certain non-publicly traded companies. Impairment charges for fiscal years 2007 and 2006 were not material.

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

	Fiscal Year Ended March 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.2	94.3	93.9
Restructuring charges	1.5	0.8	1.2

Gross profit	4.3	4.9	4.9
Selling, general and administrative expenses	2.9	2.9	3.0
Intangible amortization	0.4	0.2	0.3
Restructuring charges	0.1	—	0.2
Other charges (income), net	0.2	(0.4)	(0.1)
Interest and other expense, net	0.4	0.5	0.6
Gain on divestitures of operations	—	—	(0.2)

Income from continuing operations before income taxes	0.3	1.7	1.1
Provision for income taxes	2.6	—	0.4

Income (loss) from continuing operations	(2.3)	1.7	0.7
Discontinued operations:
Income from discontinued operations, net of tax	—	1.0	0.2

Net income (loss)	(2.3)%	2.7%	0.9%

Net sales

Net sales during fiscal year 2008 totaled $27.6 billion, representing an increase of $8.7 billion, or 46%, from $18.9 billion during fiscal year 2007, primarily due to the acquisition of Solectron and to new program wins from various existing customers across multiple markets. Sales increased across all of the markets we serve, including;

(i) $4.3 billion in the infrastructure market, (ii) $2.1 billion in the computing market, (iii) $1.5 billion in the industrial, medical, automotive and other markets, (iv) $472.3 million in the consumer digital market, and (v) $328.2 million in the mobile communications market. Net sales during fiscal year 2008 increased by $3.9 billion in Asia, $3.6 billion in the Americas, and $1.2 billion in Europe.

Net sales during fiscal year 2007 totaled $18.9 billion, representing an increase of $3.6 billion, or 23%, from $15.3 billion during fiscal year 2006, primarily due to new program wins from various customers and to a lesser extent, from various business acquisitions. Sales increased across all of the markets we serve, including; (i) $1.9 billion in the mobile communications market, (ii) $529.1 million in the consumer digital market, (iii) $523.0 million in the infrastructure market, (iv) $513.1 million in the industrial, medical, automotive and other markets, and (v) $80.3 million in the computing market. Net sales during fiscal year 2007 increased by $3.0 billion and $817.4 million in Asia and the Americas, respectively, offset by a decline of $239.9 million in Europe.

Our ten largest customers during fiscal years 2008, 2007 and 2006 accounted for approximately 55%, 64% and 63% of net sales, respectively, with Sony-Ericsson accounting for greater than 10% of our net sales during fiscal years 2008 and 2007, and Sony-Ericsson and Hewlett-Packard each accounting for greater than 10% of our net sales during fiscal year 2006.

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

Gross profit during fiscal year 2008 increased $247.4 million to $1.2 billion from $929.0 million during fiscal year 2007. Gross margin decreased to 4.3% of net sales in fiscal 2008 as compared with 4.9% in fiscal 2007. The 60 basis point decrease in gross margin was primarily attributable to a 70 basis point increase in restructuring charges recognized during fiscal 2008. The restructuring charges were principally incurred in connection with the Solectron acquisition and were related to restructuring activities for operations that were associated with the company prior to the acquisition of Solectron. The decrease in gross margin was partially offset by an approximate 10 basis point decrease in cost of sales during fiscal 2008 related to favorable changes in customer and product mix, and increased operational efficiencies.

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

Restructuring charges

Restructuring charges during the 2008 fiscal year primarily related to our acquisition of Solectron. These charges were related to restructuring activities which included closing, consolidating and relocating certain manufacturing, design, and administrative operations, eliminating redundant assets and reducing excess workforce and capacity, and encompassed over 25 different manufacturing and design locations. The activities associated with these charges involve multiple actions at each location and will be completed in multiple steps. These actions were initiated in an effort to consolidate and integrate our global capacity and infrastructure so as to optimize our operational efficiencies post acquisition. We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses as a result of the activities associated with these charges will be offset in part by reduced revenues at the affected facilities.

In addition to the restructuring activities related to the acquisition of Solectron, in recent years we have also initiated a series of other restructuring activities, which were intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency. These activities included:

•	reducing excess workforce and capacity;

•	consolidating and relocating certain manufacturing facilities to lower-cost regions; and

•	consolidating and relocating certain administrative facilities.

These restructuring costs included employee severance, costs related to owned and leased facilities and equipment that were no longer in use and were to be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities was that we shifted our manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, and we better utilize our manufacturing capacity. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations relative to changing customer demand, which may materially affect our results of operations in the future. We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses as a result of our restructurings will be offset in part by reduced revenues at the affected facilities.

During fiscal year 2008, we recognized restructuring charges of approximately $447.7 million. The activities associated with these charges involve multiple actions at each location, will be completed in multiple steps and will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. We classified approximately $408.9 million of these charges as a component of cost of sales. The fiscal year 2008 restructuring charge of approximately $447.7 million is net of approximately $52.9 million of customer reimbursements earned in accordance with the various agreements with Nortel. The reimbursement was included as a component of cost of sales during fiscal year 2008 and is included in other current assets in the Company’s Consolidated Balance Sheet as of March 31, 2008. The charges recognized by reportable geographic region, before the Nortel reimbursement, amounted to $178.9 million, $175.2 million and $146.5 million for Asia, Europe and the Americas, respectively. Approximately $202.5 million of these restructuring charges were non-cash. As of March 31, 2008, accrued severance and facility closure costs were approximately $249.6 million, of which approximately $50.0 million was classified as a long-term obligation.

During fiscal year 2007, we recognized restructuring charges of approximately $151.9 million associated with the consolidation and closure of several manufacturing facilities including the related impairment of certain long-lived assets; and other charges primarily related to the exit of certain real estate owned and leased by us in order to reduce our investment in property, plant and equipment. Approximately $146.8 million of the charges were classified as a component of cost of sales. The charges recognized by reportable geographic region amounted to $59.0 million, $49.6 million and $43.3 million for the Americas, Asia and Europe, respectively. As of March 31, 2008, accrued facility closure costs related to restructuring charges incurred during fiscal year 2007 were approximately $22.9 million, of which approximately $11.5 million was classified as a long-term obligation.

During fiscal year 2006, we recognized restructuring charges of approximately $215.7 million associated with the consolidation and closure of several manufacturing facilities, and related impairment of certain long-lived assets. Approximately $185.6 million of the restructuring charge was classified as a component of cost of sales. Restructuring charges recorded by reportable geographic region amounted to $164.5 million, $48.0 million and $3.2 million for Europe, the Americas and Asia, respectively. As of March 31, 2008, accrued facility closure costs related to restructuring charges incurred during fiscal year 2006 were approximately $13.2 million, of which approximately $4.6 million was classified as a long-term obligation.

Refer to Note 9, “Restructuring Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

Selling, general and administrative expenses

Our selling, general and administrative expenses, or SG&A, amounted to $807.0 million, or 2.9% of net sales, during fiscal year 2008, compared to $547.5 million, or 2.9% of net sales, during fiscal year 2007. The increase in SG&A during fiscal year 2008 was primarily the result of our acquisition of Solectron as well as other business and asset acquisitions over the past year, continued investments in resources necessary to support our revenue growth, investments in certain technologies to enhance our overall design and engineering competencies and an increase in stock-based compensation expense.

Our SG&A amounted to $547.5 million, or 2.9% of net sales, during fiscal year 2007, compared to $463.9 million, or 3.0% of net sales, during fiscal year 2006. The increase in SG&A during fiscal year 2007 was primarily attributable to overall investments in resources necessary to support our accelerating revenue growth, and approximately $25.2 million of incremental stock-based compensation expense from our adoption of SFAS 123(R) during the 2007 fiscal year. The increase in SG&A was partially offset by the divestiture of our Network Services division in the September 2005 fiscal quarter. The improvement in SG&A as a percentage of net sales during fiscal year 2007 was primarily attributable to higher net sales and the divestiture of our Network Services division.

Intangible amortization

Amortization of intangible assets in fiscal year 2008 increased by $75.2 million to $112.3 million from $37.1 million in fiscal year 2007. The increase in expense was principally attributable to the increase in intangibles arising from the Company’s acquisition of Solectron in fiscal year 2008, the acquisitions of IDW and Nortel’s system house operations in Calgary, Canada in fiscal year 2007, and other smaller businesses that were not individually significant to our consolidated results, and the amortization of other acquired licenses. Additionally, amortization expense during fiscal year 2008 includes approximately $30.0 million for the write-off of certain intangible asset licenses due to technological obsolescence. Amortization of intangible assets in fiscal year 2007 was comparable to 2006.

Other charges (income), net

During fiscal year 2008, the Company recognized approximately $61.1 million in other expense related to the other-than-temporary impairment and related charges on certain of the Company’s investments. Of this amount, approximately $57.6 million was attributable to the sale of its investment in Relacom, which was liquidated in January 2008 for approximately $57.4 million of cash proceeds. Refer to Note 2, “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion.

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

Interest and other expense, net

Interest and other expense, net was $101.3 million during fiscal year 2008 compared to $92.0 million during fiscal year 2007, an increase of $9.3 million. The increase in expense was primarily attributable to the $1.7 billion in borrowings under our term loan facility used to finance our acquisition of Solectron as well as the refinancing of certain of Solectron’s outstanding debt obligations. The increase in interest expense was partially offset by interest and other income earned on the $250.0 million face value promissory note and certain other agreements received in connection with the divestiture of the Software Development and Solutions business during the second quarter of fiscal year 2007, and interest income earned on higher cash balances. Interest and other expense, net in fiscal year 2007 was comparable to fiscal year 2006.

Income taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. See Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion.

In connection with our acquisition of Solectron, we re-evaluated previously recorded deferred tax assets in the United States, which are primarily comprised of tax loss carryforwards. We believe that the likelihood certain deferred tax assets will be realized has decreased because we expect future projected taxable income in the United States will be lower as a result of increased interest expense resulting from the term loan entered into as part of the acquisition of Solectron. Accordingly, we determined that the recoverability of our deferred tax assets is no longer more likely than not, and thus we recognized tax expense of approximately $661.3 million during fiscal year 2008. There is no incremental cash expenditure relating to this increase in tax expense.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We adopted FIN 48 in the first quarter of fiscal year 2008 and did not recognize any adjustments to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. We are regularly subject to tax return audits and examinations by various taxing jurisdictions in the United States and around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax position, operating results, financial position and cash flows. Refer to Note 8 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our tax position.

Discontinued Operations

In a strategic effort to focus on our core vertically-integrated EMS business, which includes design, manufacturing services, components and logistics, we completed the sale of our Semiconductor and Software Development and Solutions businesses in September 2005 and September 2006, respectively. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we have reported the results of operations of these businesses in discontinued operations within the statements of operations for all periods presented.

The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,
	2007	2006

Net sales	$114,305	$278,018
Cost of sales	72,648	172,747

Gross profit	41,657	105,271
Selling, general and administrative expenses	20,707	61,178
Intangible amortization	5,201	16,640
Interest and other (income) expense, net	(4,112)	5,023
Gain on divestiture of operations	(181,228)	(43,750)

Income before income taxes	201,089	66,180
Provision for income taxes	13,351	35,536

Net income of discontinued operations	$187,738	$30,644

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

LIQUIDITY AND CAPITAL RESOURCES — CONTINUING AND DISCONTINUED OPERATIONS

As of March 31, 2008, we had cash and cash equivalents of $1.7 billion and bank and other borrowings of $3.4 billion. We also had a $2.0 billion revolving credit facility, under which we had $161.0 million of borrowings outstanding as of March 31, 2008. The $2.0 billion credit facility and other various credit facilities are subject to compliance with certain financial covenants. As of March 31, 2008, we were in compliance with the covenants under our indentures and credit facilities. Working capital as of March 31, 2008 and 2007 was approximately $2.9 billion and $1.1 billion, respectively. As a result of our acquisition of Solectron, our working capital and other tangible and intangible asset balances have materially increased as of March 31, 2008. Refer to Note 12, “Business and Asset Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further details regarding the Company’s preliminary allocation of the purchase price to the acquired assets and liabilities assumed of Solectron.

Cash provided by operating activities amounted to $1.0 billion, $276.4 million and $549.4 million during fiscal years 2008, 2007 and 2006, respectively.

During fiscal year 2008, the following items generated cash from operating activities either directly or as a non-cash adjustment to net income:

•	non-cash deferred income tax expense of $633.9 million, which is primarily the result of the Company’s re-evaluation of previously recorded deferred tax assets in the United States in connection with the acquisition of Solectron, which are primarily comprised of tax loss carry-forwards;

•	depreciation and amortization of $450.8 million;

•	non-cash charges of $262.1 million, primarily for restructuring activities and other-than-temporary impairment charges on certain of the Company’s investments;

•	non-cash stock-based compensation expense of $47.6 million;

•	a decrease in inventories of $205.6 million; and

•	an increase in accounts payable and other liabilities of $450.6 million.

During fiscal year 2008, the following items reduced cash from operating activities either directly or as a non-cash adjustment to net income:

•	a net loss of $639.4 million;

•	non-cash interest and other income, and gains on sale of assets of $44.9 million;

•	an increase in accounts receivable of $242.0 million; and

•	an increase in other current and non-current assets of $82.5 million.

The increases in our working capital accounts were due primarily to increased overall business activity, which was partially related to our acquisition of Solectron.

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

Cash used in investing activities amounted to $935.4 million, $391.5 million and $428.9 million during fiscal years 2008, 2007 and 2006, respectively.

Cash used in investing activities during fiscal year 2008 primarily related to the following:

•	payments for the acquisition of businesses of $629.2 million, including $423.5 million associated with the acquisition of Solectron, net of cash acquired, and $205.7 for other acquisitions and contingent purchase price payments relating to certain historical acquisitions;

•	net capital expenditures of $327.5 million for the purchase of equipment and for the continued expansion of various low-cost, high-volume manufacturing facilities and industrial parks, as well as for the continued investment in our printed circuit board operations and components business; and

•	$47.2 million primarily for miscellaneous investments and the purchase of licenses.

Cash provided by investing activities during fiscal year 2008 primarily related to the following:

•	proceeds of $57.4 million from the sale of the Company’s equity investment in Relacom; and

•	proceeds of $11.1 million from the divestiture of certain international entities.

Cash used in investing activities during fiscal year 2007 primarily related to the following:

•	net capital expenditures of $569.4 million for the purchase of equipment and for the continued expansion of various low cost, high volume manufacturing facilities and industrial parks, as well as for the continued investment in our printed circuit board operations and components business;

•	payments for the acquisition of businesses of $356.4 million, including $215.0 million associated with our Nortel transaction, $18.1 million for additional shares purchased in Hughes Software Systems and $123.3 million for various other acquisitions of businesses, net of cash acquired, and contingent purchase price adjustments relating to certain historical acquisitions; and

•	$145.5 million of investments in intangible assets, certain non-publicly traded technology companies and notes receivables.

Cash provided by investing activities during fiscal year 2007 primarily related to the following:

•	proceeds of $579.9 million from the divestiture of our Software Development and Solutions business, net of cash held by the business of $108.6 million; and

•	proceeds of $100.0 million from the liquidation of certificates of deposits and acquired available-for-sale securities.

Cash used in investing activities during fiscal year 2006 primarily related to the following:

•	net capital expenditures of $251.2 million for the purchase of equipment and for the continued expansion of various low cost, high volume manufacturing facilities; and

•	payments for the acquisition of businesses of $649.2 million, including $269.7 million associated with our Nortel transaction, $154.3 million for additional shares purchased in Hughes Software Systems, and

$225.2 million for various other acquisitions of businesses and contingent purchase price adjustments relating to certain historical acquisitions.

Cash provided by investing activities during fiscal year 2006 primarily related to the following:

•	$518.5 million in proceeds from the divestitures of our Network Services and Semiconductor businesses, net of cash held by the businesses of $33.1 million.

Cash provided by financing activities during fiscal year 2008 amounted to $962.1 million, and cash used in financing activities was $101.0 million and $44.3 million in fiscal years 2007 and 2006, respectively.

Cash provided by financing activities during fiscal year 2008 primarily related to the following:

•	bank borrowings, net of repayment of bank borrowings and capital lease obligations, amounting to $926.9 million; and

•	$35.9 million of proceeds from the sale of ordinary shares under employee stock plans.

Cash used in financing activities during fiscal year 2007 primarily related to the following:

•	net repayment of bank borrowings and capital lease obligations amounting to $122.1 million.

Cash provided by financing activities during fiscal year 2007 primarily related to the following:

•	$21.2 million of proceeds from the sale of ordinary shares under our employee stock plans.

Cash used in financing activities during fiscal year 2006 primarily related to the following:

•	the repurchase of $97.9 million principal amount of our 6.25% Senior Subordinated Notes due November 2014.

Cash provided by financing activities during fiscal year 2006 primarily related to the following:

•	proceeds of $50.0 million from the sale of ordinary shares under our employee stock plans.

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

On October 1, 2007, we completed the acquisition of 100% of the outstanding common stock of Solectron through the issuance of approximately 221.8 million of our ordinary shares, with a fair value of approximately $2.5 billion, and paying approximately $1.1 billion in cash. Additionally, in connection with the acquisition, we entered into a $1.759 billion term loan facility, dated as of October 1, 2007, to fund the cash portion of the consideration, pay acquisition related costs, and to refinance certain of Solectron’s outstanding long-term debt assumed by the Company. As of March 31, 2008, we have borrowed $1.734 billion under the facility and there is no further amount available to the Company under the facility. Refer to the discussion under “Solectron Acquisition Related Debt” in Note 4, “Bank Borrowings and Long-Term Debt” of the Notes to Consolidated Financial Statements for further details.

As a result of our acquisitions, we have approximately $3.4 billion in total long-term debt outstanding as of March 31, 2008, an increase of approximately $1.9 billion from March 31, 2007. Additionally, we expect to pay between $250.0 million and $350.0 million in cash during fiscal year 2009 for aggregate costs relating to restructuring and integration activities. These payments include estimated amounts that relate to our estimated restructuring charges for operations that were associated with the Company prior to its acquisition of Solectron, and for activities that will be recorded as liabilities assumed from Solectron. Refer to Note 9, “Restructuring Charges” and Note 12 “Business and Asset Acquisitions and Divestitures” of the Notes to Consolidated Financial Statements for further discussion.

Working capital requirements and capital expenditures could continue to increase in order to support future expansions of operations, including those related to our recent acquisition of Solectron. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, the extent of cash charges associated with any future restructuring activities, and the levels of shipments and changes in the volumes of customer orders.

Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to a conduit, administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. We also sell certain trade receivables, which are in addition to the trade receivables sold in connection with the securitization agreement discussed above, to certain third-party banking institutions with limited recourse.

We believe that existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund operations through at least the next twelve months.

It is possible that future acquisitions may be significant and may require the payment of cash. We anticipate that we will enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth. The sale or issuance of equity or convertible debt securities could result in dilution to current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations and could increase debt service obligations. This increased indebtedness could limit the Company’s flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit the company’s ability to access additional capital or execute its business strategy. Any downgrades in credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On May 10, 2007, we entered into a five-year $2.0 billion credit facility that expires in May 2012, which replaced our $1.35 billion credit facility previously existing at March 31, 2007. As of March 31, 2008, there was $161.0 million in borrowings outstanding under the credit facility. The credit facility requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined. As of March 31, 2008, the Company was in compliance with the covenants under the credit facility.

The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $754.0 million in the aggregate under which there were approximately $10.7 million and $8.1 million of borrowings outstanding as of March 31, 2008 and 2007, respectively.

As discussed previously, on October 1, 2007, we entered into a $1.759 billion term loan facility in connection with the acquisition of Solectron, under which the Company borrowed $1.734 billion. Of this amount, $500.0 million matures five years from the date of the facility and the remainder matures in seven years. Loans under the facility amortize in quarterly installments in an amount equal to 1% per annum with the balance due at the end of the fifth or seventh year, as applicable. The Company may prepay the loans at any time at 100% of par for any loan with a five year maturity and at 101% of par for the first year and 100% of par thereafter, for any loan with a seven year maturity, in each case plus accrued and unpaid interest and reimbursement of the lender’s redeployment costs. The facility requires the Company maintain a maximum ratio of total indebtedness to EBITDA, and as of March 31, 2008, the Company was in compliance with the financial covenants under the facility.

Refer to the discussion in Note 4, “Bank Borrowings and Long-Term Debt” of the Notes to Consolidated Financial Statements for further details of the Company’s debt obligations.

We have purchase obligations that arise in the normal course of business, primarily consisting of binding purchase orders for inventory related items and capital expenditures. As of March 31, 2008, our outstanding debt obligations included: (i) borrowings outstanding related to our Senior Subordinated Notes, (ii) borrowings outstanding related to our Convertible Junior Subordinated Notes, (iii) borrowings outstanding under our Term Loan Agreement, (iv) amounts drawn under our $2.0 billion credit facility and various lines of credit, (v) equipment financed under capital leases and (vi) other term obligations. Additionally, we have leased certain of our facilities under operating lease commitments.

Future payments due under our purchase obligations, debt and related interest obligations and lease contracts are as follows:

		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Contractual Obligations:
Purchase obligations	$1,696,723	$1,696,723	$—	$—	$—
Long-term debt obligations	3,414,560	27,966	736,575	667,426	1,982,593
Interest on long-term debt obligations	1,048,721	178,992	354,633	335,266	179,830
Total minimum payments under capital lease obligations	2,738	719	852	650	517
Operating leases, net of subleases	614,544	123,578	176,362	104,282	210,322

Total contractual obligations	$6,777,286	$2,027,978	$1,268,422	$1,107,624	$2,373,262

Borrowings under our term loan agreement bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. Estimated interest for the term loan facility is based on the applicable fixed rate plus a margin of 2.25% for the $747.0 million on which the floating interest payment has been swapped for fixed interest payments, and is based on LIBOR plus a margin of 2.25% for the remaining amounts outstanding. Estimated interest payments for the $2.0 billion credit facility is based on LIBOR plus the applicable margin. Refer to the discussion in Note 4, “Bank Borrowings and Long-Term Debt” of the Notes to Consolidated Financial Statements for further details.

We adopted FIN 48 in the first quarter of fiscal year 2008 and did not recognize any adjustments to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. We have excluded $275.2 million of FIN 48 liabilities from the contractual obligations table because we cannot make a reasonably reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 8, “Income Taxes” of the Notes to Consolidated Financial Statements for further details.

Our purchase obligations can fluctuate significantly from period-to-period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective in fiscal years beginning after November 15,

2008 and is required to be adopted by us in the first quarter of fiscal year 2010. We do not expect the adoption of SFAS 161 will have a material impact on our consolidated results of operations, financial condition and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by us in the first quarter of fiscal year 2010. We do not expect that the adoption of the provisions of SFAS 160 will have a material impact on our consolidated results of operations, financial condition and cash flows.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 159 will have a material impact on our consolidated results of operations, financial condition and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of SFAS 157 related to financial assets and liabilities, and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact our consolidated financial position, results of operations and cash flows. The FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We are currently evaluating the impact of adopting SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which are intended to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years that begin after December 15, 2008, and should be applied prospectively for all business combinations entered into after the date of adoption. We are currently evaluating the impact of adopting SFAS 141(R).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments with maturities of three months or less from original dates of purchase. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to the greater of 20% of the total investment portfolio or $10.0 million in any single institution. We protect our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2008, the outstanding amount in the investment portfolio was $506.7 million, comprised mainly of money market funds with an average return of 2.82%. A hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

We had fixed and variable rate debt outstanding of approximately $3.4 billion as of March 31, 2008, of which approximately $1.5 billion related to fixed rate debt obligations. As of March 31, 2007, the Company had interest rate swap transactions, which effectively converted $400.0 million of the $402.1 million outstanding of its 6.25% Senior Subordinated Notes, due November 2014, from a fixed to variable interest rate. In November 2007, we terminated the interest rate swap transactions effectively converting these notes back to a fixed interest rate. As of March 31, 2008, fixed rate debt consisted primarily of $809.4 million of Senior Subordinated Notes with a weighted average interest rate of 6.41%, $500.0 million of 1% Coupon Convertible Subordinated Notes, and $195.0 million of Zero Coupon, Zero Yield, Convertible Junior Subordinated Notes.

Variable rate debt obligations were approximately $1.9 billion, which primarily consisted of the previously discussed term loan facility in the amount of $1.726 billion, and $161.0 million outstanding under the Company’s $2.0 billion credit facility. Interest on the term loan facility is based at the Company’s option on either (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. As discussed further below, the floating interest rate on $747.0 million of the $1.726 billion outstanding under the term loan facility has been swapped for fixed interest rates over approximately the next three years. Interest on the $2.0 billion credit facility is based at the Company’s option on either (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%); or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 0.50% and 1.25%, based on the Company’s credit ratings. Variable rate debt also included demand notes and certain variable lines of credit. These credit lines are located throughout the world and are based on a spread over that country’s inter-bank offering rate.

In December 2007 and January 2008, the Company entered into swap transactions to effectively convert the floating interest rates on $747.0 million of the amount outstanding under its term loan facility to fixed interest rates ranging between approximately 3.57% and 3.89%. We receive floating interest payments at rates equal to the three-month LIBOR we pay on the $747.0 million of the term loan facility that has been swapped. These swaps expire between October 2010 and January 2011 and are accounted for as cash flow hedges under SFAS 133.

Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

As of March 31, 2008, the approximate fair values of our 6.5% Senior Subordinated Notes, 6.25% Senior Subordinated Notes, and 1% Convertible Subordinated Notes were 95.50%, 92.25% and 95.75% of their face values on March 31, 2008, respectively, based on broker trading prices.

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

We try to maintain a fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward and swap contracts is minimized since all contracts are with large financial institutions. The gains and losses on forward and swap contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency forward and swap contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2008 amounted to $2.6 billion and the recorded fair value was not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle in Australian dollar, Brazilian real, British pound, Canadian dollar, China renminbi, Czech koruna, Danish krone, Euro, Hong Kong dollar, Hungarian forint, Israel shekel, Indian rupee, Japanese yen, Malaysian ringgit, Mexican peso, Norwegian krone, Polish zloty, Romanian leu, Singapore dollar, South African rand, Swedish krona, Taiwanese dollar, and U.S. dollar.

Based on our overall currency rate exposures as of March 31, 2008, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
May 23, 2008

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2008	2007
	(In thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,719,948	$714,525
Accounts receivable, net of allowance for doubtful accounts of $16,732 and $17,074 as of March 31, 2008 and 2007, respectively	3,550,942	1,754,705
Inventories	4,118,550	2,562,303
Deferred income taxes	573	11,105
Other current assets	922,924	548,409

Total current assets	10,312,937	5,591,047
Property and equipment, net	2,465,656	1,998,706
Deferred income taxes	32,598	669,898
Goodwill	5,559,351	3,076,400
Other intangible assets, net	317,390	187,920
Other assets	836,983	817,403

Total assets	$19,524,915	$12,341,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$28,591	$8,385
Accounts payable	5,311,337	3,440,845
Accrued payroll	399,718	215,593
Other current liabilities	1,661,369	823,245

Total current liabilities	7,401,015	4,488,068
Long-term debt and capital lease obligations, net of current portion	3,388,337	1,493,805
Other liabilities	571,119	182,842
Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary shares, no par value; 835,202,669 and 607,544,548 shares issued and outstanding as of March 31, 2008 and 2007, respectively	8,538,723	5,923,799
Retained earnings (deficit)	(372,170)	267,200
Accumulated other comprehensive loss	(2,109)	(14,340)

Total shareholders’ equity	8,164,444	6,176,659

Total liabilities and shareholders’ equity	$19,524,915	$12,341,374

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net sales	$27,558,135	$18,853,688	$15,287,976
Cost of sales	25,972,787	17,777,859	14,354,461
Restructuring charges	408,945	146,831	185,631

Gross profit	1,176,403	928,998	747,884
Selling, general and administrative expenses	807,029	547,538	463,946
Intangible amortization	112,317	37,089	37,160
Restructuring charges	38,743	5,026	30,110
Other charges (income), net	61,078	(77,594)	(17,200)
Interest and other expense, net	101,302	91,986	92,951
Gain on divestiture of operations	(9,733)	—	(23,819)

Income from continuing operations before income taxes	65,667	324,953	164,736
Provision for income taxes	705,037	4,053	54,218

Income (loss) from continuing operations	$(639,370)	$320,900	$110,518
Income from discontinued operations, net of tax	—	187,738	30,644

Net income (loss)	$(639,370)	$508,638	$141,162

Earnings (loss) per share:
Income (loss) from continuing operations:
Basic	$(0.89)	$0.55	$0.19

Diluted	$(0.89)	$0.54	$0.18

Income from discontinued operations:
Basic	$—	$0.32	$0.05

Diluted	$—	$0.31	$0.05

Net income (loss):
Basic	$(0.89)	$0.86	$0.25

Diluted	$(0.89)	$0.85	$0.24

Weighted-average shares used in computing per share amounts:
Basic	720,523	588,593	573,520

Diluted	720,523	596,851	600,604

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2008	2007	2006
	(In thousands)

Net income (loss)	$(639,370)	$508,638	$141,162
Other comprehensive income:
Foreign currency translation adjustment	24,935	(40,081)	(100,472)
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	(12,704)	(1,824)	4,354

Comprehensive income (loss)	$(627,139)	$466,733	$45,044

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained	Accumulated Other		Total
	Shares		Earnings	Comprehensive	Deferred	Shareholders’
	Outstanding	Amount	(Deficit)	Income (Loss)	Compensation	Equity
	(In thousands)

BALANCE AT MARCH 31, 2005	568,330	$5,489,764	$(382,600)	$123,683	$(6,799)	$5,224,048
Issuance of ordinary shares for acquisitions	2,526	27,907	—	—	—	27,907
Exercise of stock options	5,562	41,052	—	—	—	41,052
Shares issued for debt conversion	476	5,000	—	—	—	5,000
Ordinary shares issued under Employee Stock Purchase Plan	914	8,934	—	—	—	8,934
Issuance of vested shares under share bonus awards	293	—	—	—	—	—
Shares issued for board of directors compensation	41	499	—	—	—	499
Net income	—	—	141,162	—	—	141,162
Deferred stock compensation, net of cancellations	—	(582)	—	—	582	—
Amortization of deferred stock compensation	—	—	—	—	2,163	2,163
Unrealized loss on investments and derivative instruments, net of taxes	—	—	—	4,354	—	4,354
Foreign currency translation	—	—	—	(100,472)	—	(100,472)

BALANCE AT MARCH 31, 2006	578,142	5,572,574	(241,438)	27,565	(4,054)	5,354,647
Issuance of ordinary shares for acquisitions	26,212	299,608	—	—	—	299,608
Exercise of stock options	2,844	21,153	—	—	—	21,153
Issuance of vested shares under share bonus awards	347	—	—	—	—	—
Net income	—	—	508,638	—	—	508,638
Stock-based compensation, net of tax	—	34,518	—	—	—	34,518
Reversal of deferred stock compensation upon adoption of SFAS 123(R)	—	(4,054)	—	—	4,054	—
Unrealized gain on derivative instruments, and other income (loss), net of taxes	—	—	—	(1,824)	—	(1,824)
Foreign currency translation	—	—	—	(40,081)	—	(40,081)

BALANCE AT MARCH 31, 2007	607,545	5,923,799	267,200	(14,340)	—	6,176,659
Issuance of ordinary shares for acquisitions	221,802	2,519,670	—	—	—	2,519,670
Fair value of vested options assumed for acquisition	—	11,282	—	—	—	11,282
Exercise of stock options	4,291	35,911	—	—	—	35,911
Issuance of vested shares under share bonus awards	1,565	—	—	—	—	—
Net loss	—	—	(639,370)	—	—	(639,370)
Stock-based compensation, net of tax	—	48,061	—	—	—	48,061
Unrealized gain on derivative instruments, and other income (loss), net of taxes	—	—	—	(12,704)	—	(12,704)
Foreign currency translation	—	—	—	24,935	—	24,935

BALANCE AT MARCH 31, 2008	835,203	$8,538,723	$(372,170)	$(2,109)	$—	$8,164,444

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(639,370)	$508,638	$141,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	712,840	421,740	390,828
Gain on sale of equipment	(1,048)	(1,256)	(8,473)
Provision for doubtful accounts	1,090	11,037	606
Foreign currency gain on liquidation	—	(79,844)	(20,596)
Non-cash interest income and other	(34,146)	(26,691)	3,765
Stock compensation	47,641	32,325	2,662
Deferred income taxes	633,850	(26,492)	47,953
Gain on divestitures of operations	(9,733)	(181,228)	(67,569)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(241,959)	(199,498)	172,638
Inventories	205,584	(628,024)	(220,988)
Other assets	(82,506)	34,586	(171,460)
Accounts payable and other current liabilities	450,590	411,083	278,828

Net cash provided by operating activities	1,042,833	276,376	549,356

Cash flows from investing activities:
Purchases of property and equipment, net of disposition	(327,547)	(569,424)	(251,174)
Acquisition of businesses, net of cash acquired	(629,182)	(356,422)	(649,160)
Proceeds from divestitures of operations, net of cash held in divested operations of $0, $108,624 and $33,064 for fiscal years 2008, 2007 and 2006, respectively	11,138	579,850	518,505
Other investments and notes receivable, net	10,220	(45,499)	(47,090)

Net cash used in investing activities	(935,371)	(391,495)	(428,919)

Cash flows from financing activities:
Net proceeds from bank borrowings and long-term debt	7,861,739	7,470,432	3,420,583
Repayments of bank borrowings and long-term debt	(6,934,869)	(7,592,366)	(3,503,420)
Repayment of capital lease obligations and other	(639)	(184)	(11,457)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	35,911	21,153	49,986

Net cash provided by (used in) financing activities	962,142	(100,965)	(44,308)

Effect of exchange rates on cash	(64,181)	(12,250)	(2,528)

Net increase (decrease) in cash and cash equivalents	1,005,423	(228,334)	73,601
Cash and cash equivalents, beginning of year	714,525	942,859	869,258

Cash and cash equivalents, end of year	$1,719,948	$714,525	$942,859

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION OF THE COMPANY

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following markets: infrastructure; mobile communication devices; computing; consumer digital devices; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical devices. The Company’s strategy is to provide customers with a full range of vertically-integrated global supply chain services through which the Company designs, builds, ships and services a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle.

The Company’s service offerings include rigid printed circuit board and flexible circuit fabrication, systems assembly and manufacturing (including enclosures, testing services, materials procurement and inventory management), logistics, after-sales services (including product repair, re-manufacturing and maintenance) and multiple component product offerings. Additionally, the Company provides market-specific design and engineering services ranging from contract design services (“CDM”), where the customer purchases services on a time and materials basis, to original product design and manufacturing services, where the customer purchases a product that was designed, developed and manufactured by the Company (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by the Company’s OEM customers under the OEM’s brand names. The Company’s CDM and ODM services include user interface and industrial design, mechanical engineering and tooling design, electronic system design and printed circuit board design. The Company also provides after market services such as logistics, repair and warranty services.

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

The accompanying consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a minority interest for the ownership of the minority owners. As of March 31, 2008 and 2007, minority interest was not material. The associated minority owners’ interest in the income or losses of these companies has not been material to the Company’s results of operations for fiscal years 2008, 2007 and 2006, and has been classified, as applicable, within income from discontinued operations or as interest and other expense, net, in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, inventory write-downs, valuation allowances for deferred tax assets, uncertain tax positions, useful lives of property, equipment and intangible assets, asset impairments, fair values of derivative instruments and the related hedged items, restructuring charges, contingencies, capital leases, fair values of assets and liabilities obtained in business combinations and the fair

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Translation of Foreign Currencies

The financial position and results of operations for certain of the Company’s subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results. Non-functional transaction gains and losses, and remeasurement adjustments were not material to the Company’s consolidated results of operations for fiscal years 2008, 2007 and 2006 and have been classified as a component of interest and other expense, net in the consolidated statement of operations.

The Company realized foreign exchange gains of $79.8 million and $20.6 million during fiscal years 2007 and 2006, respectively, from the liquidation of certain international entities. These gains were previously realized within other comprehensive income, and reclassified to other charges (income), net, in the consolidated statement of operations during the period when the international entities were liquidated.

Revenue Recognition

The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. The Company makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to the consolidated financial statements for the 2008, 2007 and 2006 fiscal years.

The Company provides services for its customers that range from contract design to original product design to repair services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Net sales for services from continuing operations were less than 10% of the Company’s total sales from continuing operations in the 2008, 2007 and 2006 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less from original dates of purchase are carried at fair market value and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking and money market accounts.

Cash and cash equivalents consisted of the following:

	As of March 31,
	2008	2007
	(In thousands)

Cash and bank balances	$1,213,285	$557,938
Money market funds	506,663	156,587

	$1,719,948	$714,525

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash and cash equivalents, investments, and derivative instruments.

The following table summarizes the activity in the Company’s allowance for doubtful accounts relating to continuing operations during fiscal years 2008, 2007 and 2006:

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Year	Expenses	Write-Offs	Year
	(In thousands)

Allowance for doubtful accounts:
Year ended March 31, 2006	$26,641	$105	$(8,997)	$17,749
Year ended March 31, 2007	$17,749	$12,709	$(13,384)	$17,074
Year ended March 31, 2008	$17,074	$1,326	$(1,668)	$16,732

In fiscal year 2008, one customer accounted for approximately 16% of net sales. In fiscal year 2007, one customer accounted for approximately 20% of net sales. In fiscal year 2006, two customers accounted for approximately 13% and 11% of net sales, respectively. The Company’s ten largest customers accounted for approximately 55%, 64% and 63% of its net sales, in fiscal years 2008, 2007, and 2006, respectively. As of March 31, 2008, no single customer accounted for greater than 10% of the Company’s total accounts receivable. As of March 31, 2007, one customer accounted for approximately 13% of total accounts receivable.

The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. These financial institutions are located in many different locations throughout the world. The Company’s cash equivalents are primarily comprised of cash deposited in checking and money market accounts. The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.

The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To manage counterparty risk, the Company limits its derivative transactions to those with recognized financial institutions.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of March 31,
	2008	2007
	(In thousands)

Raw materials	$2,435,066	$1,338,613
Work-in-progress	764,860	602,629
Finished goods	918,624	621,061

	$4,118,550	$2,562,303

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

	Depreciable
	Life	As of March 31,
	(In Years)	2008	2007
		(In thousands)

Machinery and equipment	3-10	$2,119,590	$1,766,485
Buildings	30	1,066,791	703,916
Leasehold improvements	up to 30	219,053	147,590
Furniture, fixtures, computer equipment and software	3-7	396,757	345,297
Land	—	94,534	74,616
Construction-in-progress	—	262,434	389,944

		4,159,159	3,427,848
Accumulated depreciation and amortization		(1,693,503)	(1,429,142)

Property and equipment, net		$2,465,656	$1,998,706

Total depreciation expense associated with property and equipment related to continuing operations amounted to approximately $338.4 million, $280.7 million and $264.4 million in fiscal years 2008, 2007 and 2006, respectively. Proceeds from the disposition of property and equipment were $140.3 million, $167.7 million and $76.1 million in fiscal years 2008, 2007 and 2006, respectively, and are presented net with purchases of property and equipment within cash flows from investing activities in the consolidated statements of cash flows.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Refer to Note 9, “Restructuring Charges” for a discussion of impairment charges recorded in fiscal years 2008, 2007 and 2006.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting for Business and Asset Acquisitions

The Company has actively pursued business and asset acquisitions, which are accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). The fair value of the net assets acquired and the results of the acquired businesses are included in the Company’s Consolidated Financial Statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. Additionally, the Company may be required to recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions.

The Company estimates the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on the Company’s consolidated operating results or financial position.

Goodwill and Other Intangibles

Goodwill of the Company’s reporting units is tested for impairment each year as of January 31, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Reporting units represent components of the Company for which discrete financial information is available that is regularly reviewed by management. In fiscal year 2006, the Company identified two separate reporting units: Software Development and Solutions, and Electronic Manufacturing Services. In fiscal year 2007, the Company divested its Software Development and Solutions business, and retained a single reporting unit: Electronic Manufacturing Services. If the carrying amount of any reporting unit exceeds its fair value, an impairment loss is recognized. The fair value of the reporting unit is measured using a discounted cash flow analysis. Further, to the extent the carrying amount of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. The Company completed the annual impairment test during its fourth quarter of fiscal year 2008 and determined that no impairment existed as of the date of the impairment test.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the Company’s goodwill account during fiscal years 2008 and 2007:

	As of March 31,
	2008	2007
	(In thousands)

Balance, beginning of the year	$3,076,400	$2,676,727
Additions(1)	2,433,639	353,145
Purchase accounting adjustments and reclassification to other intangibles(2)	(18,696)	(9,000)
Foreign currency translation adjustments	68,008	55,528

Balance, end of the year	$5,559,351	$3,076,400

(1)	For fiscal year 2008, additions include approximately $2.2 billion attributable to the Company’s October 2007 acquisition of Solectron and $265.9 million attributable to certain acquisitions that were not individually significant to the Company. For fiscal year 2007, additions include approximately $207.1 million attributable to the Company’s November 2006 acquisition of International DisplayWorks, Inc., $94.9 million attributable to the May 2006 completion of the acquisition of Nortel’s manufacturing system house in Calgary, Canada and $51.1 million attributable to certain acquisitions that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 12, “Business and Asset Acquisitions and Divestitures.”

(2)	Includes adjustments and reclassifications resulting from management’s review of the valuation of tangible and identifiable intangible assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition, based on management’s estimates. Reclassifications during fiscal year 2008 include approximately $13.7 million attributable to the Company’s November 2006 acquisition of IDW. The remaining amount in fiscal year 2008 and the amount for fiscal year 2007 were primarily attributable to other purchase accounting adjustments and divestitures that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 12, “Business and Asset Acquisitions and Divestitures.”

The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. During the twelve-month period ended March 31, 2008, amortization expense includes approximately $30.0 million for the write-off of a certain license due to technological obsolescence. Intangible assets are comprised of customer-related intangibles, which primarily include contractual agreements and customer relationships; and licenses and other intangibles, which is primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Customer-related intangibles are amortized on a straight-line basis generally over a period of up to eight years, and licenses and other intangibles generally over a period of up to seven years. No residual value is estimated for any intangible assets. During fiscal years 2008 and 2007, the Company added approximately $239.6 million and $109.5 million of intangible assets, respectively. Additions during fiscal year 2008 included $191.6 million attributable to the Company’s acquisition of Solectron. Additions during fiscal years 2008 and 2007 were comprised of approximately $213.4 million and $61.4 million related to customer related intangible assets, respectively, and approximately $26.2 million and $48.1 million related to acquired licenses and other intangibles, respectively. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on management’s estimates of cash flow and recoverability. The Company is in the process of determining the fair value of its intangible assets acquired from certain acquisitions. Such valuations will be completed within one year of purchase. Accordingly, these amounts represent preliminary

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates, which are subject to change upon finalization of purchase accounting, and any such change may have a material effect on the Company’s results of operations. The components of acquired intangible assets are as follows:

	As of March 31, 2008			As of March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)

Intangible assets:
Customer-related intangibles	$449,623	$(160,971)	$288,652	$211,196	$(69,000)	$142,196
Licenses and other intangibles	39,797	(11,059)	28,738	74,864	(29,140)	45,724

Total	$489,420	$(172,030)	$317,390	$286,060	$(98,140)	$187,920

Total intangible amortization expense recognized from continuing operations during fiscal years 2008, 2007, and 2006 was $112.3 million, $37.1 million and $37.2 million, respectively. As of March 31, 2008, the weighted-average remaining useful lives of the Company’s intangible assets were approximately 2.4 years and 2.0 years for customer-related intangibles, and licenses and other intangibles, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)

2009	$105,903
2010	85,782
2011	79,969
2012	19,833
2013	11,037
Thereafter	14,866

Total amortization expense	$317,390

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20%, or has the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. The Company monitors these investments for impairment and makes appropriate reductions in carrying values as required.

As of March 31, 2008 and 2007, the Company’s investments in non-majority owned companies totaled $177.2 million and $250.5 million, respectively, of which $15.3 million and $136.1 million, respectively, were accounted for using the equity method. In January 2008, the Company liquidated all of its approximately 35% investment in the common stock of Relacom Holding AB (“Relacom”), which was accounted for under the equity method. The Company decided to sell its interest in Relacom to the majority holder in December 2007 rather than participate in a new equity round of financing by Relacom. The Company received approximately $57.4 million of cash proceeds in connection with the divestiture of this equity investment and recognized an impairment loss of approximately $48.5 million in the quarter ended December 31, 2007 based on the price at which it was sold on January 7, 2008. The equity in the earnings or losses of the Company’s equity method investments has not been material to its consolidated results of operations for fiscal years 2008, 2007 and 2006.

Relacom’s financial statements are denominated in Swedish krona and are prepared in accordance with accounting principles generally accepted in Sweden. The Company records its equity in losses of Relacom based on Relacom’s actual results, after translation into U.S. dollars and adjusted for differences with U.S. GAAP, which are primarily to reverse the amortization of goodwill recognized in accordance with Swedish GAAP and not allowed under U.S. GAAP, and to recognize amortization expense on certain intangible assets that are attributable to the Company’s investment over the underlying equity in net assets of Relacom. Summarized financial information of Relacom in accordance with U.S. GAAP and translated into U.S. dollars, is as follows:

	2008	2007	2006
	(In thousands)

Statements of operations:
Net sales	$1,062,372	$1,030,043	$500,078
Gross profit	$207,193	$202,766	$118,339
Loss from continuing operations	$(26,255)	$(13,518)	$(20,964)
Net loss	$(26,255)	$(13,518)	$(20,964)

2007
(In thousands)

Balance sheet:
Current assets	$290,236
Non-current assets	$975,052
Current liabilities	$323,567
Non-current liabilities	$565,402

In calculating the U.S. GAAP basis for the operating results of Relacom, the Company reversed approximately $56.5 million, $60.1 million and $29.4 million of amortization expense recognized by Relacom for the amortization of goodwill in fiscal years 2008, 2007 and 2006, respectively, and recorded approximately $14.6 million, $20.8 million and $15.5 million of additional intangible amortization expense during fiscal years, 2008, 2007 and 2006, respectively. Additionally, the Company reversed approximately $19.0 million of restructuring costs recognized by Relacom during fiscal year 2007 for the elimination of excess capacity, redundant assets and unnecessary functions that were recognized as assumed liabilities in accordance with U.S. GAAP.

Because of the additional time required to prepare and analyze the financial statements of Relacom, the Company recorded its equity in the losses of Relacom on a one-month lag. Accordingly, the summarized financial results of Relacom presented above are derived from Relacom’s financial information for the period from March 1, 2007 through the date of disposition on January 7, 2008 for fiscal year 2008, from March 1, 2006 through

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 28, 2007 for fiscal year 2007 and from August 19, 2005 (inception) through February 28, 2006 for fiscal year 2006. The balance sheet information is as of February 28, 2007. As the investment was sold during the 2008 fiscal year, no balance sheet has been presented for the period ending March 31, 2008.

As of March 31, 2008 and 2007, notes receivable from these non-majority owned investments totaled $388.1 million and $343.9 million, respectively. The increase in notes receivable during fiscal year 2008 is attributable to the accretion of interest income that is payable upon redemption of the notes.

Other assets also include the Company’s investment participation in its trade receivables securitization program as discussed further in Note 6, “Trade Receivables Securitization.”

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

Stock-Based Compensation

Equity Compensation Plans

As of March 31, 2008, the Company grants equity compensation awards from four plans: the 2001 Equity Incentive Plan (the “2001 Plan”), the 2002 Interim Incentive Plan (the “2002 Plan”), the 2004 Award Plan for New Employees (the “2004 Plan”) and the Solectron Corporation 2002 Stock Plan, which was assumed by the Company as a result of its acquisition of Solectron. These plans are collectively referred to as the Company’s equity compensation plans below.

The 2001 Plan provides for grants of up to 42.0 million ordinary shares (plus shares available under prior Company plans and assumed plans consolidated into the 2001 Plan), after shareholders approved a 10.0 million share increase on September 27, 2007. The 2001 Plan provides for grants of incentive and nonqualified stock options and share bonus awards to employees, officers and non-employee directors, and also contains an automatic option grant program for non-employee directors. Options issued under the 2001 Plan generally vest over four years and generally expire ten years from the date of grant, except that options granted to non-employee directors expire five years from the date of grant.

The 2002 Plan provides for grants of up to 20.0 million ordinary shares. The 2002 Plan provides for grants of nonqualified stock options and share bonus awards to employees and officers. Options issued under the 2002 Plan generally vest over four years and generally expire ten years from the date of grant.

The 2004 Plan provides for grants of up to 10.0 million ordinary shares. The 2004 Plan provides for grants of nonqualified stock options and share bonus awards to new employees. Options issued under the 2004 Plan generally vest over four years and generally expire ten years from the date of grant.

In connection with the acquisition of Solectron (see Note 12), the Company assumed the Solectron corporation 2002 Stock Plan (the “SLR Plan”), including all options to purchase Solectron common stock with exercise prices

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to, or less than, $5.00 per share of Solectron common stock outstanding under such plan. Each option assumed was converted into an option to acquire the Company’s ordinary shares at the applicable exchange ratio of 0.345. As a result, the Company assumed approximately 7.4 million vested and unvested options with exercise prices ranging between $5.45 and $14.41 per Flextronics ordinary share. Further, there were approximately 19.4 million shares available for grant under the SLR Plan when it was assumed by the Company.

The SLR plan provides for grants of nonqualified stock options and share bonus awards to new employees and to legacy Solectron employees who joined the Company in connection with the acquisition. Options issued under the SLR Plan generally vest over four years and generally expire ten years from the date of grant.

The exercise price of options granted under the Company’s equity compensation plans is determined by the Company’s Board of Directors or the Compensation Committee and typically equals or exceeds the closing price of the Company’s ordinary shares on the date of grant.

The Company grants share bonus awards under its equity compensation plans. Share bonus awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. Share bonus awards generally vest in installments over a three- to five-year period and unvested share bonus awards are forfeited upon termination of employment. Vesting for certain share bonus awards is contingent upon both service and performance criteria.

Adoption of SFAS 123(R)

Prior to April 1, 2006, the Company’s equity compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. The Company applied the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying ordinary shares at the option grant date. Costs of share bonus awards granted, determined to be the closing price of the Company’s ordinary shares at the date of grant, were recognized as compensation expense ratably over the respective vesting period. Unearned compensation associated with these share bonus awards was $4.1 million as of March 31, 2006 and was included as a component of shareholders’ equity in the consolidated balance sheet.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), requiring the recognition of expense related to the fair value of the Company’s stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R), and therefore has not restated financial results for prior periods. Under this transition method, stock-based compensation expense for fiscal years 2008 and 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Unearned compensation as of March 31, 2006 included as a component of shareholders’ equity in the consolidated balance sheet was reversed. Stock-based compensation expense for all stock-based compensation awards granted subsequent to March 31, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company generally recognizes compensation expense for all stock-based payment awards on a straight-line basis over the respective requisite service periods of the awards. For share bonus awards where vesting is contingent upon both a service and a performance condition, compensation expense is recognized on a graded attribute basis over the respective requisite service period of the award when achievement of the performance condition is considered probable.

Prior to the adoption of SFAS 123(R), forfeitures were recognized as they occurred, and compensation previously recognized was reversed for forfeitures of unvested stock-based awards. As a result of the Company’s adoption of SFAS 123(R), management now makes an estimate of expected forfeitures and is recognizing

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense only for those equity awards expected to vest. The cumulative effect from this change in accounting principle was not material for fiscal year 2007.

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Year Ended March 31,
	2008	2007
	(In thousands)

Cost of sales	$6,850	$3,884
Selling, general and administrative expenses	40,791	27,884
Discontinued operations	—	2,264

Total stock-based compensation expense	$47,641	$34,032

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. Total stock-based compensation capitalized as part of inventory during the fiscal years ended March 31, 2008 and 2007 was not material.

As of March 31, 2008, the total compensation cost related to unvested stock options granted to employees under the Company’s equity compensation plans, but not yet recognized, was approximately $59.8 million, net of estimated forfeitures of $4.1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. As of March 31, 2008, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $74.0 million, net of estimated forfeitures of approximately $3.5 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows, when applicable. In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During fiscal years 2008, 2007 and 2006, the Company did not recognize any excess tax benefits as a financing cash inflow related to its equity compensation plans.

Determining Fair Value

Valuation and Amortization Method — The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of share bonus awards granted is the closing price of the Company’s ordinary shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period. For share bonus awards where vesting is contingent upon both a service and a performance condition, compensation expense is recognized on a graded attribute basis over the respective requisite service period of the award when achievement of the performance condition is considered probable.

Expected Term — The Company’s expected term used in the Black-Scholes valuation method represents the period that the Company’s stock options are expected to be outstanding and is determined based on historical

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience of similar awards, giving consideration to the contractual terms of the stock options, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock options.

Expected Volatility — The Company’s expected volatility used in the Black-Scholes valuation method is derived from a combination of implied volatility related to publicly traded options to purchase Flextronics ordinary shares and historical variability in the Company’s periodic stock price.

Expected Dividend — The Company has never paid dividends on its ordinary shares and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected term of the option.

Fair Value — The fair value of the Company’s stock options granted to employees for fiscal years 2008, 2007 and 2006 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2008	2007	2006

Expected term	4.6 years	4.7 years	4.0 years
Expected volatility	36.2%	38.0%	38.8%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	4.2%	4.6%	3.8%
Weighted-average fair value	$4.29	$4.64	$4.17

Stock-Based Awards Activity

The following is a summary of option activity for the Company’s equity compensation plans, excluding unvested share bonus awards (“Price” reflects the weighted-average exercise price):

	As of March 31, 2008		As of March 31, 2007		As of March 31, 2006
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of fiscal year	51,821,915	$11.63	55,042,556	$12.04	57,578,401	$12.67
Granted	5,391,475	11.66	10,039,250	11.09	11,549,454	11.80
Assumed in business combination (Note 13)	7,355,133	10.68	—	—	—	—
Exercised	(4,291,426)	8.39	(2,842,770)	7.44	(5,562,348)	7.38
Forfeited	(7,735,684)	12.31	(10,417,121)	14.42	(8,522,951)	18.83

Outstanding, end of fiscal year	52,541,413	$11.67	51,821,915	$11.63	55,042,556	$12.04

Options exercisable, end of fiscal year	39,931,387	$11.80	35,692,029	$12.12	42,475,818	$12.69

The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company’s ordinary shares determined as of the time of option exercise) under the Company’s equity compensation plans was $14.5 million, $12.8 million and $27.7 million during fiscal years 2008, 2007 and 2006, respectively.

Cash received from option exercises under all equity compensation plans was $35.9 million, $21.1 million and $41.0 million for fiscal years 2008, 2007 and 2006, respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the composition of options outstanding and exercisable as of March 31, 2008:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

$ 0.42 - $5.88	2,539,042	1.88	$4.89	2,539,042	$4.89
$ 5.96 - $7.90	7,103,100	4.20	7.84	7,103,100	7.84
$ 8.01 - $10.45	7,094,133	7.11	9.96	4,065,791	9.78
$10.53 - $11.10	7,331,433	7.28	10.95	4,403,330	10.97
$11.23 - $11.53	6,107,366	7.93	11.38	2,954,882	11.44
$11.54 - $12.37	5,649,970	7.31	12.14	4,550,844	12.26
$12.40 - $13.18	6,125,173	7.53	12.81	3,730,590	12.93
$13.25 - $16.57	5,930,489	4.61	15.19	5,923,101	15.20
$16.61 - $29.94	4,660,707	4.67	18.74	4,660,707	18.74

$ 0.42 - $29.94	52,541,413	6.15	$11.67	39,931,387	$11.80

Options vested and expected to vest	51,945,590	6.12	$11.67

As of March 31, 2008, the aggregate intrinsic value for options outstanding, vested and expected to vest (which includes adjustments for expected forfeitures), and exercisable were $23.5 million each, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares as of March 31, 2008 for the approximately 11.1 million options that were in-the-money at March 31, 2008. As of March 31, 2008, the weighted average remaining contractual life for options exercisable was 5.40 years.

The following table summarizes the Company’s share bonus award activity for fiscal year 2008 (“Price” reflects the weighted-average grant-date fair value):

	As of March 31, 2008		As of March 31, 2007		As of March 31, 2006
	Shares	Price	Shares	Price	Shares	Price

Unvested share bonus awards outstanding, beginning of fiscal year	4,332,500	$8.11	646,000	$8.40	995,000	$8.11
Granted	6,540,197	11.42	4,281,512	8.28	76,188	10.87
Vested	(1,564,733)	6.71	(347,012)	8.90	(333,188)	8.12
Forfeited	(441,600)	10.24	(248,000)	10.57	(92,000)	8.32

Unvested share bonus awards outstanding, end of fiscal year	8,866,364	$10.70	4,332,500	$8.11	646,000	$8.40

Of the 6.5 million unvested share bonus awards granted under the Company’s equity compensation plans during fiscal year 2008, 1,162,500 were granted to certain key employees whereby vesting is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals over periods ranging between three to five years. Management currently believes that achievement of these longer-term goals is probable. Compensation expense for share bonus awards with both a service and performance condition is being recognized on a graded attribute basis over the respective requisite contractual or derived service period of the awards.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The total intrinsic value of shares vested under the Company’s equity compensation plans was $17.7 million, $3.8 million and $4.2 million during fiscal years 2008, 2007 and 2006, respectively, based on the closing price of the Company’s ordinary shares on the date vested.

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during fiscal year 2006:

Fiscal Year Ended
March 31, 2006
(In thousands, except
per share amounts)

Net income, as reported	$141,162
Add: Stock-based compensation expense included in reported net income, net of tax	2,662
Less: Fair value compensation costs, net of tax	(67,195)

Pro forma net income	$76,629

Basic earnings per share:
As reported	$0.25

Pro forma	$0.13

Diluted earnings per share:
As reported	$0.24

Pro forma	$0.13

For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing formula and amortized on a straight-line basis over the respective requisite service periods of the awards, with forfeitures recognized as they occurred. Stock-based compensation also included expense attributable to the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”), which was terminated during fiscal year

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. The fair value of shares issued under the Purchase Plan for fiscal year 2006 was estimated using the following weighted-average assumptions:

Fiscal Year Ended
March 31, 2006

Expected term	0.5 years
Expected volatility	40.0%
Expected dividend	0.0%
Risk-free interest rate	2.1%

On February 7, 2006, the Company’s Board of Directors approved accelerating the vesting of previously unvested options to purchase the Company’s ordinary shares held by current employees, including executive officers, priced between $12.37 and $12.98. No options held by non-employee directors were subject to the acceleration. The acceleration was effective as of February 7, 2006, provided that holders of incentive stock options (“ISOs”) within the meaning of Section 422 of the internal Revenue code of 1986, as amended, had the opportunity to decline the acceleration of ISO options in order to prevent changing the status of the ISO option for federal income tax purposes to a non-qualified stock option.

The acceleration of these options was done primarily to eliminate future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these options upon the adoption of SFAS 123(R). In addition, because these options had exercise prices in excess of the then current market values and were not fully achieving their original objectives of incentive compensation and employee retention, management believed that the acceleration may have a positive effect on employee morale and retention. The future expense that was eliminated from the February 2006 accelerations was approximately $35.3 million (of which approximately $12.8 million was attributable to executive officers). The amount is reflected in the pro forma net income for the fiscal year ended March 31, 2006.

Earnings (Loss) Per Share

SFAS No. 128, “Earnings Per Share” (“SFAS 128”), requires entities to present both basic and diluted earnings per share. Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.

Diluted earnings per share reflects the potential dilution from stock options, share bonus awards and convertible securities. The potential dilution from stock options exercisable into ordinary share equivalents and share bonus awards was computed using the treasury stock method based on the average fair market value of the Company’s ordinary shares for the period. The potential dilution from the conversion spread (excess of conversion value over face value) of the Subordinated Notes convertible into ordinary share equivalents was calculated as the quotient of the conversion spread and the average fair market value of the Company’s ordinary shares for the period.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share from continuing operations:

	Fiscal Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Basic earnings (loss) from continuing operations per share:
Income (loss) from continuing operations	$(639,370)	$320,900	$110,518
Shares used in computation:
Weighted-average ordinary shares outstanding	720,523	588,593	573,520

Basic earnings (loss) from continuing operations per share	$(0.89)	$0.55	$0.19

Diluted earnings (loss) from continuing operations per share:
Income (loss) from continuing operations	$(639,370)	$320,900	$110,518
Shares used in computation:
Weighted-average ordinary shares outstanding	720,523	588,593	573,520
Weighted-average ordinary share equivalents from stock options and awards(1)	—	6,739	8,358
Weighted-average ordinary share equivalents from convertible notes(2)	—	1,519	18,726

Weighted-average ordinary shares and ordinary share equivalents outstanding	720,523	596,851	600,604

Diluted earnings (loss) from continuing operations per share	$(0.89)	$0.54	$0.18

(1)	As a result of the Company’s net loss from continuing operations, ordinary share equivalents from approximately 5.7 million options and share bonus awards were excluded from the calculation of diluted earnings (loss) from continuing operations per share during the twelve-month period ended March 31, 2008. Additionally, ordinary share equivalents from stock options to purchase approximately 39.4 million, 39.5 million and 33.1 million shares during fiscal years 2008, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)	Ordinary share equivalents from the Zero Coupon Convertible Junior Subordinated Notes of approximately 18.7 million shares were included as ordinary share equivalents during fiscal year 2006. Effective April 1, 2006, the Company determined it has the positive intent and ability to settle the principal amount of its Zero Coupon Convertible Junior Subordinated Notes in cash and settle any conversion spread (excess of conversion value over face value) in stock. As discussed below in Note 4, “Bank Borrowings and Long-Term Debt,” on July 14, 2006, these Notes were amended to provide for settlement of the principal amount in cash and the issuance of shares to settle any conversion spread upon maturity. Accordingly, approximately 18.6 million ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share, during fiscal years 2008 and 2007. As a result of the Company’s reported net loss from continuing operations, ordinary share equivalents from the conversion spread of approximately 1.2 million shares were excluded from the calculation of diluted earnings (loss) from continuing operations per share during the twelve-month period ended March 31, 2008. Approximately 1.5 million ordinary share equivalents from the conversion spread have been included as common stock equivalents during fiscal year 2007.

In addition, as the Company has the positive intent and ability to settle the principal amount of its 1% Convertible Subordinated Notes due August 2010 in cash, approximately 32.2 million ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. During fiscal years 2008, 2007 and 2006 the conversion obligation was less than the principal portion of the Convertible Notes and accordingly, no additional shares were included as ordinary share equivalents.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). This statement changes the disclosure

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective in fiscal years beginning after November 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010. The Company does not expect the adoption of SFAS 161 will have a material impact on its consolidated results of operations, financial condition and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2010. The Company does not expect the adoption of the provisions of SFAS 160 will have a material impact on its consolidated results of operations, financial condition and cash flows.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal year 2009. The Company does not expect the adoption of SFAS 159 will have a material impact on its consolidated results of operations, financial condition and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of SFAS 157 related to financial assets and liabilities, and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact the Company’s consolidated financial position, results of operations and cash flows. The FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which are intended to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years that begin after December 15, 2008, and should be applied prospectively for all business combinations entered into after the date of adoption. The Company is currently evaluating the impact of adopting SFAS 141(R).

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2008	2007	2006
	(In thousands)

Net cash paid for:
Interest	$126,975	$109,729	$65,052
Income taxes	$59,553	$34,248	$25,197
Non-cash investing and financing activities:
Fair value of seller notes received from sale of divested operations	$—	$204,920	$38,278
Issuance of ordinary shares for acquisition of businesses	$2,519,670	$299,608	$27,907
Fair value of vested options assumed in acquisition of business	$11,282	$—	$—
Issuance of ordinary shares upon conversion of debt	$—	$—	$5,000

4.	BANK BORROWINGS AND LONG-TERM DEBT

Bank borrowings and long-term debt was comprised of the following:

	As of March 31,
	2008	2007
	(In thousands)

Short term bank borrowings	$10,766	$8,094
6.50% senior subordinated notes due May 2013	399,622	399,622
6.25% senior subordinated notes due November 2014	402,090	389,119
1.00% convertible subordinated notes due August 2010	500,000	500,000
0.00% convertible junior subordinated notes due July 2009	195,000	195,000
Term Loan Agreement, including current portion	1,726,456	—
Outstanding under revolving lines of credit	161,000	—
Other	19,626	8,269

	3,414,560	1,500,104
Current portion	(27,966)	(8,094)

Non-current portion	$3,386,594	$1,492,010

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities for the Company’s long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)

2009	$27,966
2010	212,029
2011	524,546
2012	16,691
2013	650,735
Thereafter	1,982,593

Total	$3,414,560

Revolving Credit Facilities and Other Credit Lines

On May 10, 2007, the Company entered into a five-year $2.0 billion credit facility that expires in May 2012, which replaced the Company’s $1.35 billion credit facility previously existing at March 31, 2007. As of March 31, 2008, there was $161.0 million outstanding under the $2.0 billion credit facility. As of March 31, 2007, no borrowings were outstanding under the $1.35 billion credit facility. Borrowings under the $2.0 billion credit facility bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%); or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 0.50% and 1.25%, based on the Company’s credit ratings. The Company is required to pay a quarterly commitment fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the credit facility based on the Company’s credit ratings and, if the utilized portion of the credit facility exceeds 50% of the total commitments, a quarterly utilization fee of 0.125% on such utilized portion. The Company is also required to pay letter of credit usage fees ranging between 0.50% and 1.25% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and a fronting fee of (i) in the case of commercial letters of credit, 0.125% of the amount available to be drawn under such letters of credit, and (ii) in the case of standby letters of credit, 0.125% per annum on the daily average undrawn amount of such letters of credit.

The $2.0 billion credit facility is unsecured, and contains customary restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2008, the Company was in compliance with the covenants under the $2.0 billion credit facility.

The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $754.0 million in the aggregate, under which there were approximately $10.8 million and $8.1 million of borrowings outstanding as of March 31, 2008 and 2007, respectively. These facilities, lines of credit and other loans bear annual interest at the respective country’s inter — bank offering rate, plus an applicable margin, and generally have maturities that expire on various dates through fiscal year 2008. The credit facilities are unsecured and the lines of credit and other loans are primarily secured by accounts receivable.

6.5% Senior Subordinated Notes

The Company may redeem its 6.5% Senior Subordinated Notes that are due May 2013 in whole or in part at redemption prices of 103.250%, 102.167% and 101.083% of the principal amount thereof if the redemption occurs

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the respective 12-month periods beginning on May 15 of the years 2008, 2009 and 2010, respectively, and at a redemption price of 100% of the principal amount thereof on and after May 15, 2011, in each case, plus any accrued and unpaid interest to the redemption date.

The indenture governing the Company’s outstanding 6.5% Senior Subordinated Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, (iv) make distributions or pay dividends, (v) purchase or redeem capital stock, or (vi) engage in transactions with affiliates. The covenants are subject to a number of significant exceptions and limitations. As of March 31, 2008, the Company was in compliance with the covenants under this indenture.

6.25% Senior Subordinated Notes

The Company may redeem its 6.25% Senior Subordinated Notes that are due on November 15, 2014 in whole or in part at redemption prices of 103.125%, 102.083% and 101.042% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on November 15 of the years 2009, 2010 and 2011, respectively, and at a redemption price of 100% of the principal amount thereof on and after November 15, 2012, in each case, plus any accrued and unpaid interest to the redemption date. During fiscal year 2006, the Company repurchased approximately $97.9 million principal amount of these Notes. The associated loss was not material to the Company’s consolidated results of operations.

The indenture governing the Company’s outstanding 6.25% Senior Subordinated Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, (iv) make distributions or pay dividends, (v) purchase or redeem capital stock, or (vi) engage in transactions with affiliates. The covenants are subject to a number of significant exceptions and limitations. As of March 31, 2008, the Company was in compliance with the covenants under this indenture.

1%	Convertible Subordinated Notes

The 1% Convertible Subordinated Notes are due in August 2010 and are convertible at any time prior to maturity into ordinary shares of the Company at a conversion price of $15.525 (subject to certain adjustments).

Zero Coupon Convertible Junior Subordinated Notes

On March 2, 2003, the Company entered into a Note Purchase Agreement with Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. (the “Note Holders”), affiliates of Silver Lake Partners, pursuant to which the Company has outstanding $195.0 million aggregate principal amount of its Zero Coupon Convertible Junior Subordinated Notes originally due 2007 to the Note Holders. On July 14, 2006, the Company entered into a First Amendment to Note Purchase Agreement (the “First Amendment”) with the Note Holders, providing for the amendment of the Note Purchase Agreement and the Notes to, among other things (i) extend the maturity date of the Notes to July 31, 2009 and (ii) define the means by which the Notes and any conversion spread (excess of conversion value over face amount of $10.50 per share) will be settled upon maturity. The Notes may no longer be converted or redeemed prior to maturity, other than in connection with certain change of control transactions, and upon maturity will be settled by the payment of cash equal to the face amount of the Notes and the issuance of shares to settle any conversion spread of the Notes.

In July 2005, $5.0 million of the Notes were converted into 476,190 ordinary shares of the Company at a conversion price of $10.50 per share.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Solectron Acquisition Related Debt

In connection with the Company’s acquisition of Solectron, the Company entered into a $1.759 billion term loan facility, dated as of October 1, 2007 (the “Term Loan Agreement”). The Term Loan Agreement was obtained for the purposes of consummating the acquisition, to pay the applicable repurchase or redemption price for Solectron’s 8% Senior Subordinated Notes due 2016 (the “8% Notes”) and 0.5% Senior Convertible Notes due 2034 (“Convertible Notes”) in connection with the acquisition (the “Solectron Notes”), and to pay any related fees and expenses including acquisition-related costs.

On October 1, 2007, the Company borrowed $1.109 billion under the Term Loan Agreement to pay the cash consideration in the acquisition and acquisition-related fees and expenses. Of this amount, $500.0 million matures five years from the date of the Term Loan Agreement and the remainder matures in seven years. The remaining $650.0 million of the term loan facility was available to be drawn on up to three occasions and was available for 90 days from closing (the “Delayed Draw Facility”). On October 15, 2007, the Company borrowed $175.0 million under the Delayed Draw Facility to fund its repurchase and redemption of the 8% Notes as discussed further below, and $475.0 million remained available under the Delayed Draw Facility. On December 28, 2007, the Term Loan Agreement was amended to reduce the remaining amount available under the Delayed Draw Facility to $450.0 million and extend its availability until February 29, 2008. On February 29, 2008, the Company borrowed the remaining $450.0 million available under the Delayed Draw Facility to fund its repurchase of the Convertible Notes as discussed further below. The maturity date of the Delayed Draw Facility loans is seven years from the date of the Term Loan Agreement. Loans will amortize in quarterly installments in an amount equal to 1% per annum with the balance due at the end of the fifth or seventh year, as applicable. The Company may prepay the loans at any time at 100% of par for any loan with a five year maturity and at 101% of par for the first year and 100% of par thereafter, for any loan with a seven year maturity, in each case plus accrued and unpaid interest and reimbursement of the lender’s redeployment costs.

Borrowings under the Term Loan Agreement bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. In addition, during the period that the Delayed Draw Facility was available, the Company was required to pay a quarterly commitment fee ranging from 0.25% to 0.50% per annum on the unutilized portion of the Delayed Draw Facility, depending on the date of determination.

The Term Loan Agreement is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The Term Loan Agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA, during the term of the Term Loan Agreement. Borrowings under the Term Loan Agreement are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2008, the Company was in compliance with the financial covenants under the Term loan Agreement.

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

On December 14, 2007, $447.4 million of the Convertible Notes were repurchased pursuant to a change in control repurchase offer as required by the Convertible Notes Indentures at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008 the Company had approximately $1.7 billion of borrowings outstanding under the Term Loan Agreement, of which the floating interest payments on $747.0 million has been swapped for fixed interest payments (see Note 5).

Fair Values

As of March 31, 2008, the approximate fair values of the Company’s 6.5% Senior Subordinated Notes, 6.25% Senior Subordinated Notes and 1% Convertible Subordinated Notes were 95.50%, 92.25% and 95.75% of the face values of the Notes, respectively, based on broker trading prices.

Interest Expense

For the fiscal years ended March 31, 2008, 2007 and 2006, the Company recognized total interest expense of $185.4 million, $140.6 million and $113.3 million, respectively, on its debt obligations outstanding during the period.

5.	FINANCIAL INSTRUMENTS

Due to their short-term nature, the carrying amount of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The Company’s cash equivalents are comprised of cash and bank deposits and money market accounts. The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio in any single issuer.

The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in non-functional currencies, and commodity pricing risk inherent in forecasted cost of sales and related assets and liabilities. The Company has established risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign currency exchange rates and commodity prices. The Company enters into short-term foreign currency forward and swap contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. The Company has also entered into short-term commodity swap contracts to hedge only those commodity price exposures associated with inventory and accounts payable, and cash flows attributable to commodity purchases. Gains and losses on the Company’s forward and swap contracts generally offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these forward and swap contracts is minimized since the contracts are with large financial institutions.

As of March 31, 2008 and 2007, the fair value of the Company’s short-term foreign currency contracts was not material. As of March 31, 2008 and 2007, the Company has included net deferred gains and losses, respectively, in other comprehensive income relating to changes in fair value of its foreign currency contracts. These deferred gains and losses were not material, and the deferred gains as of March 31, 2008 are expected to be recognized in earnings over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal years presented.

As of March 31, 2007, the Company had interest rate swap transactions, which effectively converted $400.0 million of the $402.1 million outstanding of its 6.25% Senior Subordinated Notes, due November 2014, from a fixed to variable interest rate. On November 28, 2007, the Company terminated the interest swap transactions and received an insignificant amount of cash consideration. The swaps were accounted for as fair value hedges under SFAS 133. As of March 31, 2007, the Company had recognized $13.0 million in other current liabilities to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6.25% Senior Subordinated Notes. As a result of the termination of the interest rate swaps, on

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 28, 2007, the Company reversed the amount recognized as a current liability, and increased the carrying value of its 6.25% Senior Subordinated Notes to the amount outstanding, or $402.1 million.

In December 2007, the Company entered into interest rate swap transactions, which effectively converted $500.0 million of the $1.7 billion outstanding under the Term Loan Agreement from variable interest rate to fixed rate debt. The swaps expire on October 1, 2010, and are accounted for as cash flow hedges under SFAS 133. Under the terms of the swaps, the Company pays a fixed interest rate of 3.89% and receives a floating rate equal to three-month LIBOR (approximately 2.70% for the period ending July 1, 2008).

In January 2008, the Company entered into interest rate swap transactions, which effectively converted an additional $247.0 million of the amount outstanding under the Term Loan Agreement from variable interest rate to fixed rate debt. The swaps having notational amounts of $175.0 million and $72.0 million, expire on January 15, 2011 and January 1, 2011, respectively, and are accounted for as cash flow hedges under SFAS 133. Under the terms of the $175.0 million swap, the Company pays a fixed interest rate of 3.60% and receives a floating rate equal to three-month LIBOR (approximately 2.71% for the period ending July 15, 2008). Under the terms of the $72.0 million swap, the Company pays a fixed interest rate of 3.57% and receives a floating rate equal to three-month LIBOR (approximately 2.70% for the period ending July 1, 2008).

No portion of the swap transactions are considered ineffective under SFAS 133. As of March 31, 2008, the Company had recognized $22.8 million in other current liabilities to reflect the fair value of the interest rate swaps with a corresponding decrease in other comprehensive income, a component of shareholders’ equity in the consolidated balance sheet.

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

As of March 31, 2008 and 2007, approximately $363.7 million and $427.7 million of the Company’s accounts receivable, respectively, had been sold to the third-party qualified special purpose entity described above, which represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $274.3 million and $334.0 million from the unaffiliated financial institutions for the sale of these receivables as of March 31, 2008 and 2007, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $89.4 million and $93.7 million as of March 31, 2008 and 2007, respectively. The Company also sold accounts receivable to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $478.4 million and $398.7 million as of March 31, 2008 and 2007, respectively.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), the accounts receivable balances that were sold were removed from the consolidated balance sheets and are reflected as cash provided by operating activities in the consolidated statement of cash flows.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2008 and 2007, the gross carrying amount and associated accumulated depreciation of the Company’s property and equipment financed under capital leases was not material. These capital leases have interest rates ranging from 4.0% to 14.0%. The Company also leases certain of its facilities under non-cancelable operating leases. The capital and operating leases expire in various years through 2033 and require the following minimum lease payments:

	Capital	Operating
Fiscal Year Ending March 31,	Lease	Lease
	(In thousands)

2009	$719	$123,578
2010	462	97,930
2011	390	78,432
2012	360	57,447
2013	290	46,835
Thereafter	517	210,322

Total minimum lease payments	2,738	$614,544

Amount representing interest	(370)

Present value of total minimum lease payments	2,368
Current portion	(625)

Capital lease obligation, net of current portion	$1,743

Total rent expense attributable to continuing operations amounted to $94.2 million, $65.3 million and $60.9 million in fiscal years 2008, 2007 and 2006, respectively.

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

8.	INCOME TAXES

The domestic (“Singapore”) and foreign components of income from continuing operations before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2008	2007	2006
		(In thousands)

Domestic	$268,294	$223,838	$99,605
Foreign	(202,627)	101,115	65,131

Total	$65,667	$324,953	$164,736

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Fiscal Year Ended March 31,
	2008	2007	2006
		(In thousands)

Current:
Domestic	$547	$3,658	$503
Foreign	65,469	38,616	31,165

	66,016	42,274	31,668
Deferred:
Domestic	(252)	(13,157)	(409)
Foreign	639,273	(25,064)	22,959

	639,021	(38,221)	22,550

Provision for (benefit from) income taxes	$705,037	$4,053	$54,218

The domestic statutory income tax rate was approximately 18.0% in fiscal year 2008, and approximately 20% in fiscal years 2007 and 2006. The reconciliation of the income tax expense (benefit) expected based on domestic statutory income tax rates to the expense (benefit) for income taxes from continuing operations included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2008	2007	2006
		(In thousands)

Income tax based on domestic statutory rates	$11,821	$64,992	$32,947
Effect of tax rate differential	(314,108)	(155,290)	(86,251)
Goodwill and other intangibles amortization	12,924	7,949	6,819
Change in valuation allowance	986,338	73,160	120,182
Other	8,062	13,242	(19,479)

Provision for (benefit from) income taxes	$705,037	$4,053	$54,218

The $986.3 million change in valuation allowance during fiscal year 2008 includes non-cash tax expense of $661.3 million, principally resulting from management’s re-evaluation of previously recorded deferred tax assets in the United States, which are primarily comprised of tax loss carry forwards. Management believes that the realizability of certain deferred tax assets is no longer more likely than not because it expects future projected taxable income in the United States will be lower as a result of increased interest expense resulting from the term loan entered into as part of the acquisition of Solectron. The remaining change in the valuation allowance during the current period was primarily for current year operating losses and restructuring charges, on which the tax benefit is not more likely than not to be realized.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes from continuing operations are as follows:

	As of March 31,
	2008	2007
	(In thousands)

Deferred tax liabilities:
Fixed assets	$—	$(25,528)
Intangible assets	—	(18,731)
Others	—	(5,405)

Total deferred tax liabilities	—	(49,664)

Deferred tax assets:
Fixed assets	19,076	—
Intangible assets	275,625	—
Deferred compensation	4,803	5,064
Inventory valuation	40,092	8,129
Provision for doubtful accounts	5,616	3,122
Net operating loss and other carryforwards	3,231,735	1,642,069
Others	34,852	71,901

	3,611,799	1,730,285
Valuation allowances	(3,578,628)	(999,618)

Total deferred tax asset	33,171	730,667

Net deferred tax asset	$33,171	$681,003

The net deferred tax asset is classified as follows:
Current	$573	$11,105
Long-term	32,598	669,898

Total	$33,171	$681,003

The Company has tax loss carryforwards attributable to continuing operations of approximately $8.2 billion, a portion of which begin expiring in 2009. Utilization of the tax loss carryforwards and other deferred tax assets is limited by the future earnings of the Company in the tax jurisdictions in which such deferred assets arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize any benefit from the deferred tax assets. The valuation allowance provides a reserve against deferred tax assets that are not more likely than not to be realized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. The change in valuation allowance is net of certain increases and decreases to prior year losses and other carryforwards that have no current impact on the tax provision. Approximately $34.0 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options, which if realized will be credited directly to shareholders’ equity and will not be available to benefit the income tax provision in any future period.

The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are not intended by management to be repatriated in the foreseeable future. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with FIN 48 begins with a determination as to whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. The Company did not recognize a change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits in accordance with FIN 48 is as follows:

Amount
(In thousands)

Balance at April 1, 2007	$87,115
Additions based on tax position related to the current year	6,259
Additions for tax positions of prior years	124,325
Reductions for tax positions of prior years	(7,079)
Reductions related to lapse of applicable statute of limitations	(2,748)
Settlements	(24,643)
Other	7,918

Balance at March 31, 2008	$191,147

The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. Although the amount of these adjustments cannot be reasonably estimated at this time, the Company is not currently aware of any material impact on its consolidated results of operations, financial condition and cash flows.

The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2000.

The entire amount of unrecognized tax benefits at March 31, 2008, may affect the annual effective tax rate if the benefits are eventually recognized. The amount that affects the annual effective tax rate will be dependent upon the period in which the benefits are recognized. A portion of the unrecognized tax benefits relating to acquisitions may not affect the effective tax rate to the extent they affect the purchase method of accounting in accordance with SFAS 141. Substantially all of these unrecognized tax benefits are classified as long-term.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During the fiscal year ended March 31, 2008, the Company recognized interest of approximately $2.1 million and no penalties. The Company had approximately $60.3 million and $23.7 million accrued for the payment of interest and penalties, respectively, as of the fiscal year ended March 31, 2008.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	RESTRUCTURING CHARGES

In recent years, the Company has initiated a series of restructuring activities intended to realign the Company’s global capacity and infrastructure with demand by its OEM customers so as to optimize the operational efficiency, which include reducing excess workforce and capacity, and consolidating and relocating certain manufacturing, design and administrative facilities to lower-cost regions.

The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall impact of these activities is that the Company shifts its manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, and better utilizes its overall existing manufacturing capacity. This enhances the Company’s ability to provide cost-effective manufacturing service offerings, which could enable it to retain and expand the Company’s existing relationships with customers and attract new business.

As of March 31, 2008 and 2007, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $14.3 million and $24.2 million, respectively, primarily representing manufacturing facilities located in North America and Asia that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other current assets in the consolidated balance sheets.

Fiscal Year 2008

The Company recognized restructuring charges of approximately $447.7 million during fiscal year 2008 primarily resulting from the acquisition of Solectron. These costs were related to restructuring activities which included closing, consolidating and relocating certain manufacturing, design and administrative operations, eliminating redundant assets, and reducing excess workforce and capacity. These actions impacted over 25 different manufacturing and design locations and were initiated in an effort to consolidate and integrate our global capacity and infrastructure so as to optimize the Company’s operational efficiencies post-acquisition. The activities associated with these charges involve multiple actions at each location, will be completed in multiple steps and will be substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. The Company classified approximately $408.9 million of these charges as a component of cost of sales during fiscal year 2008. The fiscal 2008 restructuring charge of approximately $447.7 million is net of approximately $52.9 million of customer reimbursements earned in accordance with the various agreements with Nortel. The reimbursements were included as a reduction of cost of sales during fiscal year 2008 and were included in other current assets in the Company’s Consolidated Balance Sheet as of March 31, 2008.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the restructuring charges during the first, second, third and fourth quarters of fiscal year 2008 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
			(In thousands)

Americas:
Severance	$—	$—	$14,405	$67,670	$82,075
Long-lived asset impairment	—	—	11,802	6,876	18,678
Other exit costs	—	—	17,538	28,189	45,727

Total restructuring charges	—	—	43,745	102,735	146,480

Asia:
Severance	—	—	23,286	3,701	26,987
Long-lived asset impairment	—	—	71,471	37,702	109,173
Other exit costs	—	—	33,027	9,704	42,731

Total restructuring charges	—	—	127,784	51,107	178,891

Europe:
Severance	10,674	—	44,137	41,191	96,002
Long-lived asset impairment	—	—	6,796	2,931	9,727
Other exit costs	—	—	23,370	46,142	69,512

Total restructuring charges	10,674	—	74,303	90,264	175,241

Total
Severance	10,674	—	81,828	112,562	205,064
Long-lived asset impairment	—	—	90,069	47,509	137,578
Other exit costs	—	—	73,935	84,035	157,970

	10,674	—	245,832	244,106	500,612
Less: Customer reimbursement	—	—	—	(52,924)	(52,924)

Total restructuring charges	$10,674	$—	$245,832	$191,182	$447,688

During fiscal year 2008, the Company recognized approximately $205.1 million of employee termination costs associated with the involuntary terminations of 8,932 identified employees in connection with the charges described above. The identified involuntary employee terminations by reportable geographic region amounted to approximately 1,885, 5,588, and 1,459 for the Americas, Asia and Europe, respectively. Approximately $183.5 million of the charges were classified as a component of cost of sales.

During fiscal year 2008, the Company recognized approximately $137.6 million of non-cash charges for the write-down of property and equipment to management’s estimate of fair value associated with various manufacturing and administrative facility closures. Approximately $134.1 million of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2008 also included approximately $158.0 million for other exit costs, of which $144.2 million was classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations associated with facility and equipment lease terminations of $65.7 million, customer disengagement costs of $52.4 million, facility abandonment and refurbishment costs of $39.9 million. The customer disengagement costs related primarily to

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory and other asset impairment charges resulting from customer contracts that were terminated by the Company as a result of various facility closures. The Company had disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal year 2008.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2008 for charges incurred in fiscal year 2008 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
		(In thousands)

Balance as of March 31, 2007	$37,764	$—	$29,447	$67,211
Activities during the year:
Provisions for charges incurred during the year	205,064	137,578	157,970	500,612
Cash payments for charges incurred in fiscal year 2008	(43,060)	—	(5,445)	(48,505)
Cash payments for charges incurred in fiscal year 2007	(14,579)	—	(6,947)	(21,526)
Cash payments for charges incurred in fiscal year 2006 and prior	(6,420)	—	(3,174)	(9,594)
Non-cash charges incurred during the year	—	(137,578)	(64,927)	(202,505)

Balance as of March 31, 2008	178,769	—	106,924	285,693
Less: Current portion (classified as other current liabilities)	(175,014)	—	(44,570)	(219,584)

Accrued facility closure costs, net of current portion (classified as other liabilities)	$3,755	$—	$62,354	$66,109

As of March 31, 2008, accrued employee termination costs related to restructuring charges incurred during fiscal year 2008 were approximately $162.0 million, of which $0.5 million was classified as long term. Accrued facility closure costs related to restructuring charges incurred during fiscal year 2008 were approximately $87.6 million, of which approximately $49.5 million was classified as a long-term obligation.

As of March 31, 2008 and 2007, accrued restructuring costs incurred during fiscal year 2007 were approximately $22.9 million and $44.4 million, respectively, of which approximately $11.5 million and $15.1 million, respectively, was classified as a long-term obligation. As of March 31, 2008 and 2007, accrued restructuring costs incurred during fiscal years 2006 and prior were approximately $13.2 million and $22.8 million, respectively, of which approximately $4.6 million and $6.7 million, respectively, was classified as a long-term obligation.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with these charges were substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations.

The components of the restructuring charges during the second and fourth quarters of fiscal year 2007 were as follows:

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

10.	OTHER CHARGES (INCOME), NET

During fiscal year 2008, the Company recognized approximately $61.1 million in other charges related to other-than-temporary impairment and related charges on certain of the Company’s investments. Of this amount, approximately $57.6 million was for the impairment loss and other related charges attributable to the Company’s divestiture of its equity interest in Relacom, which was liquidated in January 2008. The Company received approximately $57.4 million of cash proceeds in connection with the divestiture of this investment. Refer to Note 2, “Summary of Accounting Policies” for further discussion of this investment.

During fiscal year 2007, the Company recognized a foreign exchange gain of $79.8 million from the liquidation of a certain international entity. The results of operations for this entity were not significant for any period presented.

During fiscal year 2006, the Company realized a foreign exchange gain of $20.6 million from the liquidation of certain international entities and a net gain of $4.3 million related to its investments in certain non-publicly traded companies. The results of operations for these entities were not significant for any period presented. These gains were offset by approximately $7.7 million in compensation charges related to the retirement of the Company’s former Chief Executive Officer, of which approximately $5.9 million was paid during fiscal year 2006, and the remaining amount was paid in July 2006. In connection with his retirement and appointment to serve as Chairman of the Company’s Board of Directors beginning January 1, 2006, the Company also accelerated the vesting and continued the exercise period of certain stock options held by the former Chief Executive Officer. The modifications to his stock options did not result in any incremental non-cash stock-based compensation expense under APB 25 because the exercise price of the affected options was greater than the market price of the underlying shares on the date of the modifications.

11.	RELATED PARTY TRANSACTIONS

From July 2000 through December 2001, in connection with an investment partnership, one of the Company’s subsidiaries made loans to several of its executive officers to fund their contributions to the investment partnership. Each loan is evidenced by a full-recourse promissory note in favor of the Company. Interest rates on the notes range from 5.05% to 6.40% and mature on August 15, 2010. The remaining balance of these loans, including accrued interest, as of March 31, 2008 and 2007 was approximately $1.4 million and $1.9 million, respectively. There were no other loans outstanding from the Company’s executive officers as of March 31, 2008.

As discussed in Note 4, “Bank Borrowings and Long-Term Debt,” On July 14, 2006, the Company entered into a First Amendment to the Note Purchase Agreement with certain affiliates of Silver Lake. Mr. James A. Davidson is a member of the Company’s Board of Directors and co-founder and managing director of Silver Lake. The terms of the transaction were based on arms-length negotiations between the Company and Silver Lake, and were approved by the Company’s Board of Directors as well as by the Audit Committee of the Company’s Board of Directors, with Mr. Davidson abstaining in each case.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES

Business and Asset Acquisitions

The business and asset acquisitions described below were accounted for using the purchase method of accounting pursuant to SFAS 141, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company’s consolidated financial statements from the acquisition dates forward. The Company has not finalized the allocation of the consideration for acquisitions completed during the 2008 fiscal year and expects to complete these allocations within one year of the respective acquisition dates.

Solectron Corporation

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

The results of Solectron’s operations were included in the Company’s consolidated financial results beginning on October 1, 2007, the acquisition date.

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

The estimated total purchase price for the acquisition is as follows (in thousands):

Fair value of Flextronics ordinary shares issued	$2,519,670
Cash	1,060,943
Estimated fair value of vested options assumed	11,282
Direct transaction costs(1)	38,504

Total aggregate purchase price	$3,630,399

(1)	Direct transaction costs consist of estimated legal, accounting, financial advisory and other costs relating to the acquisition.

Preliminary Purchase Price Allocation

The allocation of the purchase price to Solectron’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The valuation of these tangible and identifiable intangible assets and liabilities is preliminary, subject to completion of a formal valuation process and further management review, and will be adjusted as additional information becomes available during the allocation period. Such adjustments may have a material effect on the Company’s results of operations and

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial position. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.

The following represents the Company’s preliminary allocation of the total purchase price to the acquired assets and liabilities assumed of Solectron (in thousands):

Current assets:
Cash and cash equivalents	$637,481
Accounts receivable	1,494,979
Inventories	1,733,060
Other current assets	256,436

Total current assets	4,121,956
Property and equipment	580,175
Goodwill	2,167,135
Other intangible assets	191,600
Other assets	154,708

Total assets	7,215,574
Current liabilities:
Accounts payable	1,516,920
Other current liabilities	1,317,175

Total current liabilities	2,834,095
Long-term debt and capital lease obligations, net of current portion	630,837
Other liabilities	120,243

Total aggregate purchase price	$3,630,399

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

Identifiable intangible assets

The Company has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. No residual value is estimated for any of the intangible assets. These estimates are preliminary and are subject to completion of a formal valuation process, review by management and other adjustments, which may be material. Customer related intangibles are primarily comprised of contractual agreements, customer relationships and acquired backlog. Technology, licenses and other are primarily comprised

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of non-compete agreements. The following table sets forth the preliminary estimate for the components of these intangible assets and their estimated useful lives (in thousands):

		Weighted Average
	Preliminary	Useful Life
	Fair Value	(in Years)

Customer-related	$182,000	4.8
Technology, licenses and other	9,600	4.0

Total acquired indentifiable intangible assets	$191,600	4.7

Long-Term Debt

Solectron’s outstanding debt and the related obligations were primarily comprised of $150.0 million of the 8.00% Notes and $450.0 million of the Convertible Notes. As discussed in Note 4, “Bank Borrowings and Long-Term Debt,” substantially all of the Solectron Notes were either repurchased or redeemed pursuant to the terms of the respective indenture. The fair value of the Solectron long-term debt was based on its repurchase or redemption price. Refer to Note 4 for further discussion regarding the Company’s refinancing of the Solectron Notes.

Pro Forma Financial Information

The following table reflects the pro forma consolidated results of operations for the periods presented, as though the acquisition of Solectron had occurred as of the beginning of the period being reported on, after giving effect to certain adjustments primarily related to the amortization of acquired intangibles, stock-based compensation expense, and incremental interest expense, including related income tax effects. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The pro forma financial information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the dates indicated, nor is it indicative of future operating results.

The pro forma consolidated results of operations do not include the effects of:

•	synergies, which are expected to result from anticipated operating efficiencies and cost savings, including expected gross margin improvement in future quarters due to scale and leveraging of Flextronics’s and Solectron’s manufacturing platforms;

•	potential losses in gross profit due to revenue attrition resulting from combining the two companies; and

•	any costs of restructuring, integration, and retention bonuses associated with the closing of the acquisition.

Further, as discussed above the valuation of tangible and identifiable intangible assets and liabilities is preliminary, subject to completion of a formal valuation process and further management review, and will be adjusted as additional information is evaluated during the allocation period. Such adjustments may have a material effect on the Company’s results of operations and financial position, including the pro forma financial data as presented below.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2008	2007
	(In thousands, except per
	share amounts)

Net sales	$33,605,140	$30,093,968
Income (loss) from continuing operations	$(676,737)	$286,669
Net income (loss)	$(676,737)	$472,077
Basic earnings (loss) per share from continuing operations	$(0.81)	$0.35
Diluted earnings (loss) per share from continuing operations	$(0.81)	$0.35
Basic earnings (loss) per share	$(0.81)	$0.58
Diluted earnings (loss) per share	$(0.81)	$0.58

International DisplayWorks, Inc.

On November 30, 2006, the Company completed its acquisition of 100% of the outstanding common stock of IDW, a manufacturer and designer of high quality liquid crystal displays, modules and assemblies for a variety of customer needs including OEM applications, in a stock-for-stock merger. The acquisition of IDW broadens the Company’s components business platform, expands and diversifies the Company’s components offerings, and increases its customer portfolio. IDW shareholders received 0.5653 of a Flextronics ordinary share for each share of IDW common stock, and as a result, the Company issued approximately 26.2 million shares in connection with the acquisition.

The aggregate purchase price was approximately $299.6 million based on the quoted market prices of the Company’s ordinary shares two days before and after the first date the exchange ratio became known, or November 22, 2006. The allocation of the purchase price to specific assets and liabilities was based upon management’s estimate of cash flow and recoverability. The allocation of purchase price was approximately $106.0 million to current assets, primarily comprised of cash and cash equivalents, marketable securities, accounts receivable and inventory, approximately $33.9 million to fixed assets, approximately $30.9 million to identifiable intangible assets, primarily related to customer relationships and contractual agreements with weighted-average useful lives of eight years, approximately $193.7 million to goodwill, and approximately $64.9 million to assumed liabilities, primarily accounts payable and other current liabilities.

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

Flextronics provides the majority of Nortel’s systems integration activities, final assembly, testing and repair operations, along with the management of the related supply chain and suppliers. Additionally, Flextronics provides Nortel with design services for end-to-end, carrier grade optical network products. The aggregate purchase price for the assets acquired was approximately $594.4 million, net of closing costs. Approximately $215.0 million was paid during fiscal year 2007. The allocation of the purchase price to specific assets and liabilities was based upon management’s estimates of cash flow and recoverability and was approximately $340.2 million to inventory, $40.8 million to fixed assets and other, and $118.5 million to current and non-current liabilities with the remaining amounts being allocated to intangible assets, including goodwill. The asset purchases have resulted in intangible assets of approximately $49.4 million, primarily related to customer relationships and contractual agreements with weighted-average useful lives of eight years, and goodwill of approximately $282.5 million.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hughes Software Systems Limited (also known as Flextronics Software Systems Limited)

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

Other Acquisitions

During fiscal year 2008, the Company completed three acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s design and manufacturing capabilities for the computing and automotive market segments, and expand the Company’s capabilities in the medical market segment, including the design, manufacturing and logistics of disposable medical devices, hand held diagnostics, drug delivery devices and imaging, lab and life sciences equipment. The aggregate cash paid for these acquisitions totaled approximately $188.5 million, net of cash acquired. The Company recorded goodwill of $264.7 million from these acquisitions. In addition, the Company paid approximately $17.2 million in cash for contingent purchase price adjustments relating to certain historical acquisitions. The purchase prices for these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of valuations. The purchase price for certain acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through fiscal year 2009. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

During fiscal year 2007, the Company completed six acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s vertically-integrated service offerings and include precision machining, design and engineering services related to printed circuit boards, digital cameras, test equipment and software development. The aggregate purchase price for these acquisitions totaled approximately $142.1 million. In addition, the Company paid approximately $5.5 million in cash for contingent purchase price adjustments relating to certain historical acquisitions. Identifiable intangible assets, primarily related to customer relationships and contractual agreements with weighted-average useful lives of 4.6 years, and goodwill, resulting from these transactions as well as from purchase price adjustments for certain historical acquisitions, were approximately $41.3 million and $49.3 million, respectively, of which $7.2 million of the goodwill was related to discontinued operations. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase price for certain of these acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through fiscal year 2009. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

During fiscal year 2006, the Company completed six acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s vertically-integrated service offerings and primarily include the design and manufacturing of plastics, camera modules and digital still cameras. The aggregate cash purchase price for these acquisitions totaled approximately $157.5 million, net of cash acquired. In addition, the Company paid approximately $67.7 million in cash (including $30.8 million related to discontinued operations) and issued

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.5 million ordinary shares (including 672,375 ordinary shares related to discontinued operations) for contingent purchase price adjustments relating to certain historical acquisitions. Identifiable intangible assets, primarily related to customer relationships and contractual agreements with weighted-average useful lives of 4.8 years, and goodwill, resulting from these transactions as well as from purchase price adjustments for certain historical acquisitions, were $81.6 million and $100.7 million, respectively, of which $6.8 million and $10.3 million of the intangible assets and goodwill, respectively, was related to discontinued operations. The purchase price for these acquisitions has been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed.

Pro forma results for the Company’s acquisitions of IDW and Nortel’s operations in Calgary, Canada, and its other acquisitions have not been presented as such results would not be materially different from the Company’s actual results on either an individual or an aggregate basis.

Divestitures

During the 2008 fiscal year, the Company recognized a gain of approximately $9.7 million in connection with the divesture of certain international entities. The results for these entities were not significant for any period presented.

In September 2006, the Company completed the sale of its Software Development and Solutions business to Software Development Group (now known as “Aricent”), an affiliate of Kohlberg Kravis Roberts & Co. The divestiture resulted in a gain of approximately $171.2 million, net of $10.0 million of estimated tax on the sale, which is included in income from discontinued operations in the consolidated statements of operations during fiscal year 2007. The Company received aggregate cash payments of approximately $688.5 million, an eight-year $250.0 million face value promissory note with an initial 10.5% paid-in-kind interest coupon fair valued at approximately $204.9 million (resulting in an effective yield of 14.8%), and retained a 15% ownership interest in Aricent, fair valued at approximately $57.1 million. As the Company does not have the ability to significantly influence the operating decisions of Aricent, the cost method of accounting for the investment is used. The aggregate net assets sold in the divestiture were approximately $704.4 million. Refer to Note 14, “Discontinued Operations” for additional information.

During the September 2005 quarter, the Company merged its Flextronics Network Services division with Telavie AS, a company wholly-owned by Altor, a private equity firm focusing on investments in the Nordic region. The Company received an upfront cash payment and also retained a 35% ownership interest in the merged company, Relacom Holding AB. During fiscal year 2008 the Company sold its investment in Relacom. The carrying value of the investment was approximately $114.6 million as of March 31, 2007. Refer to Note 2, “Summary of Accounting Policies — Other Assets,” for additional information.

During the September 2005 quarter, the Company also sold its Semiconductor division to AMIS Holdings, Inc., the parent company of AMI Semiconductor, Inc. As a result of the divestitures of its Network Services and Semiconductor divisions, the Company received aggregate cash payments of approximately $518.5 million and notes receivable valued at $38.3 million. The aggregate net assets sold in the divestitures were approximately $573.0 million. The Company recognized an aggregate pre-tax gain of $67.6 million during fiscal year 2006, of which $43.8 million was attributable to discontinued operations. The gain attributable to continuing operations was net of approximately $3.0 million in expense for accelerated deferred compensation. The divestitures of the Semiconductor and Network Services divisions resulted in non-cash tax expense of $98.9 million (of which $30.3 million was attributable to discontinued operations). Revenue related to the divested businesses was approximately $317.0 million for fiscal year 2006, of which $41.6 million was attributable to discontinued operations.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SEGMENT REPORTING

According to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of March 31, 2008, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services (“EMS”). On September 1, 2006, the Company completed the sale of its Software Development and Solutions business (see Note 12, “Business and Asset Acquisitions and Divestitures” for further discussion), a previously identified operating segment, whereby the results of operations and financial condition are presented as discontinued operations in the consolidated statements of operations.

Geographic information for continuing operations is as follows:

	Fiscal Year Ended March 31,
	2008	2007	2006
		(In thousands)

Net sales:
Asia	$15,517,113	$11,576,646	$8,580,642
Americas	7,688,701	4,101,511	3,296,469
Europe	4,352,321	3,175,531	3,410,865

	$27,558,135	$18,853,688	$15,287,976

	As of March 31,
	2008	2007
	(In thousands)

Long-lived assets:
Asia	$1,388,840	$1,268,945
Americas	652,444	406,653
Europe	424,372	323,108

	$2,465,656	$1,998,706

Revenues are attributable to the country in which the product is manufactured or service is provided.

For purposes of the preceding tables, “Asia” includes China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, Mauritius, Singapore, and Taiwan; “Americas” includes Brazil, Canada, Cayman Islands, Mexico, and the United States; “Europe” includes Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, the Netherlands, Norway, Poland, Romania, Scotland, South Africa, Sweden, Turkey, Ukraine, and the United Kingdom.

During fiscal years 2008, 2007 and 2006, net sales from continuing operations generated from Singapore, the principal country of domicile, were approximately $580.3 million, $314.2 million and $258.8 million, respectively.

As of March 31, 2008 and 2007, long-lived assets held in Singapore were approximately $47.0 million and $11.0 million, respectively.

During fiscal year 2008, China, Malaysia and the United States accounted for approximately 35%, 17% and 11% of consolidated net sales from continuing operations, respectively. No other country accounted for more than 10% of net sales in fiscal year 2008. As of March 31, 2008, China and Mexico accounted for approximately 39%

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 15%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2008.

During fiscal year 2007, China and Malaysia accounted for approximately 36% and 22% of consolidated net sales from continuing operations, respectively. No other country accounted for more than 10% of net sales in fiscal year 2007. As of March 31, 2007, China accounted for approximately 47% of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2007.

During fiscal year 2006, China and Malaysia accounted for approximately 30% and 23% of consolidated net sales from continuing operations, respectively. No other country accounted for more than 10% of net sales in fiscal year 2006.

14.	DISCONTINUED OPERATIONS

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

The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,
	2007	2006

Net sales	$114,305	$278,018
Cost of sales	72,648	172,747

Gross profit	41,657	105,271
Selling, general and administrative expenses	20,707	61,178
Intangible amortization	5,201	16,640
Interest and other (income) expense, net	(4,112)	5,023
Gain on divestiture of operations	(181,228)	(43,750)

Income before income taxes	201,089	66,180
Provision for income taxes	13,351	35,536

Net income of discontinued operations	$187,738	$30,644

There were no assets or liabilities attributable to discontinued operations as of March 31, 2007 as the divestiture of the Company’s Software Development and Solutions business was completed in September 2006.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains unaudited quarterly financial data for fiscal years 2008 and 2007. Earnings per share are computed independently for each quarter presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	Fiscal Year Ended March 31, 2008				Fiscal Year Ended March 31, 2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$5,157,026	$5,557,099	$9,068,658	$7,775,352	$4,059,143	$4,702,333	$5,415,460	$4,676,752
Gross profit	280,819	313,781	317,920	263,883	235,996	178,371	289,149	225,482
Income (loss) from continuing operations before income taxes	110,376	131,350	(96,775)	(79,284)	80,433	(10,111)	128,680	125,951
Provision for (benefit from) income taxes	3,429	10,412	677,636	13,560	4,746	(16,059)	10,089	5,277
Income (loss) from continuing operations	106,947	120,938	(774,411)	(92,844)	75,687	5,948	118,591	120,674
Income from discontinued operations, net of tax	—	—	—	—	8,816	178,922	—	—
Net income (loss)	106,947	120,938	(774,411)	(92,844)	84,503	184,870	118,591	120,674
Earnings (loss) per share:
Income (loss) from continuing operations:
Basic	$0.18	$0.20	$(0.94)	$(0.11)	$0.13	$0.01	$0.20	$0.20

Diluted	$0.17	$0.20	$(0.94)	$(0.11)	$0.13	$0.01	$0.20	$0.20

Income from discontinued operations:
Basic	$—	$—	$—	$—	$0.02	$0.31	$—	$—

Diluted	$—	$—	$—	$—	$0.02	$0.30	$—	$—

Net income:
Basic	$0.18	$0.20	$(0.94)	$(0.11)	$0.15	$0.32	$0.20	$0.20

Diluted	$0.17	$0.20	$(0.94)	$(0.11)	$0.14	$0.31	$0.20	$0.20

On October 1, 2007, the Company issued approximately 221.8 million of its ordinary shares and paid approximately $1.1 billion in cash in connection with the acquisition of Solectron. Refer to Note 12, “Business and Asset Acquisitions and Divestitures” for further discussion.

The Company recognized non-cash tax expense of $661.3 million during fiscal year 2008, as it determined the recoverability of certain deferred tax assets is no longer more likely than not. Refer to Note 8, “Income Taxes” for further discussion.

The Company completed the sale of its Software Development and Solutions business during the second quarter of fiscal year 2007, which was accounted for as discontinued operations in the consolidated financial statements. Refer to Note 12, “Business and Asset Acquisitions and Divestitures” and Note 14, “Discontinued Operations” for further discussion of this divestiture.

The Company incurred restructuring charges during the first, third and fourth quarters of fiscal year 2008 and during the second and fourth quarters of fiscal year 2007. Refer to Note 9, “Restructuring Charges” for further discussion.

The Company recognized foreign exchange gains from the liquidation of certain international entities in the fourth quarter of fiscal year 2007. Refer to Note 10, “Other Income, Net” for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2008, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was adequately designed and operating effectively as of March 31, 2008.

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

Management’s annual assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008 excluded the internal control over financial reporting at Solectron Corporation and all other businesses that were acquired after July 1, 2007, which constitute, in aggregate, 24% and 25% of net and total assets, respectively, and 21% of net sales and direct cost of sales of the consolidated financial statements as of and for the fiscal year ended March 31, 2008.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

(d) Changes in Internal Control Over Financial Reporting

On October 1, 2007, we completed the acquisition of Solectron Corporation, at which time Solectron became a subsidiary of the Company. See Note 12 “Business and Asset Acquisitions and Divestitures” for additional information about the acquisition. We are continuing to integrate Solectron’s internal controls over financial reporting into our financial reporting systems. Other than the Solectron acquisition, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have audited the internal control over financial reporting of Flextronics International Ltd. and subsidiaries (the “Company”) as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Solectron Corporation and all other businesses that were acquired after July 1, 2007, and whose financial statements constitute, in the aggregate, 24% and 25% of net and total assets, respectively, and 21% of net sales and direct cost of sales of the consolidated financial statement amounts as of and for the year ended March 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Solectron Corporation or any other businesses that were acquired after July 1, 2007. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2008 of the Company and our report dated May 23, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  Deloitte & Touche LLP

San Jose, California
May 23, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2008 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2008 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2008 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2008 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2008 Annual General Meeting of Shareholders. Such information is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this annual report on Form 10-K:

1. Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules. “Schedule II — Valuation and Qualifying Accounts” is included in the financial statements, see Concentration of Credit Risk in Note 2, “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

3. Exhibits. The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
2.02	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04
2.03	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of May 8, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-K	000-23354	06-06-03	4.04
4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.03
4.04	Indenture dated as of August 5, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-11-03	4.01
4.05	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.04
4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.07	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01
4.08	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and U.S. Bank National Association, as successor trustee.	8-K	000-23354	11-19-04	4.1
4.09	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
4.10	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1
4.11	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1
4.12	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01
4.13	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01
10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.03	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.04	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	8-K	000-23354	10-03-07	10.01
10.07	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	Registrant’s 2004 Award Plan for New Employees, as amended.†	10-K	000-23354	05-29-07	10.09
10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08
10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09
10.12	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.13	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.14	Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.15	Agreement, dated as of November 30, 2005, between Michael Marks and Flextronics International USA, Inc.†	8-K	000-23354	12-01-05	10.01
10.16	Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Executive Deferred Compensation Plan.†					X
10.17	Flextronics International USA, Inc. Amended & Restated Special Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.02
10.18	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005†	8-K	000-23354	07-07-06	10.01
10.19	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006†	8-K	000-23354	07-07-06	10.02
10.20	Award Agreement for Nicholas Brathwaite Deferred Compensation Plan, dated as of July 8, 2005†	10-Q	000-23354	08-08-06	10.04
10.21	Compensation Arrangement between Flextronics International Ltd. and Nicholas Brathwaite†	10-Q	000-23354	08-08-06	10.05
10.22	Compensation Arrangement between Flextronics International Ltd. and Michael McNamara, Thomas J. Smach, Nicholas Brathwaite, Peter Tan and Werner Widmann†	8-K	000-23354	08-24-06	10.01
10.23	Summary of Directors’ Compensation†	10-Q	000-23354	11-07-07	10.04

Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.24	Amendment to Award Agreement for Werner Widmann Deferred Compensation Plan, dated November 27, 2006†	10-Q	000-23354	02-07-07	10.01
10.25	Compensation Arrangements of Executive Officers of Flextronics International Ltd.†	10-K	000-23354	05-29-07	10.31
10.26	Solectron Corporation 2002 Stock Plan†	S-8	333-146549	10-05-07	4.03
10.27	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.02
10.28	Award Agreement for Carrie Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.03
10.29	Amendment to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach†	10-Q	000-23354	08-08-07	10.04
10.30	Description of Non-Executive Chairman’s Compensation†					X
10.31	Agreement, dated as of March 10, 2008 between Flextronics International Ltd. and Michael Marks†					X
10.32	Amendment to Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Executive Deferred Compensation Plan†					X
10.33	Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Management Deferred Compensation Plan†					X
10.34	Description of Annual Incentive Bonus Plan for Fiscal 2009†					X
10.35	Compensation Arrangements of Executive Officers of Flextronics International Ltd.†					X
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K).					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X
32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flextronics International Ltd.

By:	/s/ MICHAEL M. MCNAMARA
Michael M. McNamara
Chief Executive Officer

Date: May 23, 2008

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

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA Michael M. McNamara	Chief Executive Officer and Director (Principal Executive Officer)	May 23, 2008

/s/ THOMAS J. SMACH Thomas J. Smach	Chief Financial Officer (Principal Financial Officer)	May 23, 2008

/s/ CHRISTOPHER COLLIER Christopher Collier	Senior Vice President, Finance (Principal Accounting Officer)	May 23, 2008

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Chairman of the Board	May 23, 2008

/s/ JAMES A. DAVIDSON James A. Davidson	Director	May 23, 2008

/s/ ROCKWELL SCHNABEL Rockwell Schnabel	Director	May 23, 2008

/s/ AJAY B. SHAH Ajay B. Shah	Director	May 23, 2008

/s/ RICHARD L. SHARP Richard L. Sharp	Director	May 23, 2008

Signature	Title	Date

/s/ WILLY SHIH, PH.D. Willy Shih, Ph.D.	Director	May 23, 2008

/s/ LIP-BU TAN Lip-Bu Tan	Director	May 23, 2008

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
2.02	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04
2.03	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of May 8, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-K	000-23354	06-06-03	4.04
4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.03
4.04	Indenture dated as of August 5, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-11-03	4.01
4.05	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.04
4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05
4.07	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.08	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and U.S. Bank National Association, as successor trustee.	8-K	000-23354	11-19-04	4.1
4.09	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
4.10	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1
4.11	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1
4.12	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01
4.13	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01
10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.03	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.04	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	8-K	000-23354	10-03-07	10.01
10.07	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	Registrant’s 2004 Award Plan for New Employees, as amended.†	10-K	000-23354	05-29-07	10.09

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08
10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09
10.12	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.13	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.14	Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.15	Agreement, dated as of November 30, 2005, between Michael Marks and Flextronics International USA, Inc.†	8-K	000-23354	12-01-05	10.01
10.16	Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Executive Deferred Compensation Plan†					X
10.17	Flextronics International USA, Inc. Amended & Restated Special Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.02
10.18	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005†	8-K	000-23354	07-07-06	10.01
10.19	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006†	8-K	000-23354	07-07-06	10.02
10.20	Award Agreement for Nicholas Brathwaite Deferred Compensation Plan, dated as of July 8, 2005†	10-Q	000-23354	08-08-06	10.04
10.21	Compensation Arrangement between Flextronics International Ltd. and Nicholas Brathwaite†	10-Q	000-23354	08-08-06	10.05
10.22	Compensation Arrangement between Flextronics International Ltd. and Michael McNamara, Thomas J. Smach, Nicholas Brathwaite, Peter Tan and Werner Widmann†	8-K	000-23354	08-24-06	10.01
10.23	Summary of Directors’ Compensation†	10-Q	000-23354	11-07-07	10.04
10.24	Amendment to Award Agreement for Werner Widmann Deferred Compensation Plan, dated November 27, 2006†	10-Q	000-23354	02-07-07	10.01
10.25	Compensation Arrangements of Executive Officers of Flextronics International Ltd.†	10-K	000-23354	05-29-07	10.31
10.26	Solectron Corporation 2002 Stock Plan†	S-8	333-146549	10-05-07	4.03
10.27	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.02
10.28	Award Agreement for Carrie Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.03
10.29	Amendment to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach†	10-Q	000-23354	08-08-07	10.04

Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.30	Description of Non-Executive Chairman’s Compensation†					X
10.31	Agreement, dated as of March 10, 2008 between Flextronics International Ltd. and Michael Marks†					X
10.32	Amendment to Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Executive Deferred Compensation Plan†					X
10.33	Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Management Deferred Compensation Plan†					X
10.34	Description of Annual Incentive Bonus Plan for Fiscal 2009†					X
10.35	Compensation Arrangements of Executive Officers of Flextronics International Ltd.†					X
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K).					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X
32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

†	Management contract, compensatory plan or arrangement.