Form 10-K/A
period 2008-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2008-06-24
CIK 866374

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

EXPLANATORY NOTE

Flextronics International Ltd. (“‘Flextronics” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on May 23, 2008 (the “Original Filing”), for the purpose of providing summary financial and other information relating to the Company’s previously held investment in the common stock of Relacom Holding AB (“Relacom”) as a result of an agreement with the staff of the SEC to provide such information in lieu of the separate audited financial statements of Relacom required under Rule 3-09 of Regulation S-X.

Amendment No. 1 amends the Original Filing as follows

•	Part II, Item 7, “Management’s Discussion & Analysis of Financial Condition and Results of Operations” has been amended to include additional disclosure relating to impairment charges associated with the Company’s Relacom investment under the heading “Other charges (income), net.”

•	Part II, Item 8, “Financial Statements and Supplementary Data” has been amended to include condensed consolidated statements of operations and cash flows information for Relacom for the periods from March 1, 2007 through the date of disposition on January 7, 2008, from March 1, 2006 through February 28, 2007 and from August 19, 2005 (inception) through February 28, 2006, and to include condensed consolidated balance sheet information as of February 28, 2007 under the heading “Summary of Accounting Policies” in Note 2 to the Consolidated Financial Statements. In addition, an updated opinion of Deloitte & Touche LLP is included in this Item.

New certifications of the Company’s principal executive officer and principal financial officer have been attached as exhibits to this Amendment No. 1. Except as set forth above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment No. 1 to reflect events which occurred following the date of the Original Filing. Accordingly, this Amendment No. 1 should be read together with all other filings the Company has made with the Securities and Exchange Commission subsequent to the filing date of the Original Filing.

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

Other charges (income), net

During fiscal year 2008, the Company recognized approximately $61.1 million in other expense related to the other-than-temporary impairment and related charges on certain of the Company’s investments. Of this amount, approximately $57.6 million was attributable to the sale of its investment in Relacom, which was liquidated in January 2008 for approximately $57.4 million of cash proceeds. Relacom’s expansion geographically into Eastern Europe and Latin America led Relacom to recognize significant restructuring charges and other costs and resulted in continued losses and diminished cash flows, which reduced the fair value of the investment. Although we believed this degradation in the fair value of our investment in Relacom was temporary, we decided to sell our interest in this non core investment to the majority holder in December 2007 rather than participate in a new equity round of financing by Relacom to support its need for additional capital. As a result, we recognized an impairment loss of approximately $48.5 million in the quarter ended December 31, 2007 based on the price at which it was sold on January 7, 2008. Refer to Note 2, “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion.

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

/s/ Deloitte & Touche LLP

San Jose, California
May 23, 2008

June 23, 2008 as to the caption “Relacom AB” included in Note 2.

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

Relacom’s financial statements are denominated in Swedish krona and are prepared in accordance with accounting principles generally accepted in Sweden. The Company records its equity in losses of Relacom based on Relacom’s actual results, after translation into U.S. dollars and adjusted for differences with U.S. GAAP, which are primarily to reverse the amortization of goodwill recognized in accordance with Swedish GAAP and not allowed under U.S. GAAP, and to recognize amortization expense on certain intangible assets that are attributable to the Company’s investment over the underlying equity in net assets of Relacom. Summarized financial information of Relacom in accordance with U.S. GAAP and translated into U.S. dollars as follows.

Relacom AB

	2008	2007	2006
	(In thousands)

Condensed Consolidated Statements of Operations Information:
Net sales	$1,062,372	$1,030,043	$500,078
Cost of sales	855,179	814,727	381,739

Gross profit	207,193	215,316	118,339
Selling, general and administrative expenses	181,315	183,703	110,265
Intangible amortization	14,583	20,750	15,500
Interest and other expense, net	36,297	25,009	11,144

Loss before income taxes	(25,002)	(14,146)	(18,570)
Provision for (benefit from) income taxes	1,253	(628)	2,394

Net loss	$(26,255)	$(13,518)	$(20,964)

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006
	(In thousands)

Condensed Consolidated Statements of Cash Flows Information:
Net loss	$(26,255)	$(13,518)	$(20,964)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,072	34,445	22,914
Changes in operating assets and liabilities	(20,926)	74,631	62,191

Net cash provided by operating activities	(22,109)	95,558	64,141

Cash flows from investing activities:
Purchases of property and equipment	(7,217)	(18,838)	(40,902)
Acquisition of businesses, net of cash acquired	(79,747)	(21,436)	(682,352)
Sales (purchases) of investments	22,674	(23,911)	(41,549)

Net cash used in investing activities	(64,290)	(64,185)	(764,803)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	86,607	87,402	544,968
Repayment of bank borrowings and long-term debt	—	(142,809)	(30,299)
Proceeds from issuance of capital stock	20,814	19,871	196,417

Net cash provided by financing activities	107,421	(35,536)	711,086

Effect of exchange rates on cash	3,116	1,920	942

Net increase (decrease) in cash and cash equivalents	$24,138	$(2,243)	$11,366

Condensed Consolidated Balance Sheet Information:
Cash and cash equivalents		$9,123
Accounts receivable		149,749
Inventories		13,320
Services in progress		83,293
Other current assets		34,751

Total current assets		290,236
Property and equipment, net		24,918
Goodwill		807,040
Other intangible assets, net		128,395
Other assets		68,878

Total assets		$1,319,467

Bank borrowings and current portion of long-term debt		21,755
Accounts payable		53,058
Other current liabilities		280,899

Total current liabilities		355,712
Long-term debt, net of current portion		478,129
Other liabilities		109,307
Shareholders’ equity		376,319

Total liabilities and shareholders’ equity		$1,319,467

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

Because of the additional time required to prepare and analyze the financial statements of Relacom, the Company recorded its equity in the losses of Relacom on a one-month lag. Accordingly, the summarized financial results of Relacom presented above are derived from Relacom’s financial information for the period from March 1,

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 through the date of disposition on January 7, 2008 for fiscal year 2008, from March 1, 2006 through February 28, 2007 for fiscal year 2007 and from August 19, 2005 (inception) through February 28, 2006 for fiscal year 2006. The balance sheet information is as of February 28, 2007. As the investment was sold during the 2008 fiscal year, no balance sheet has been presented for the period ending March 31, 2008.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the acquisition of Solectron (see Note 12), the Company assumed the Solectron corporation 2002 Stock Plan (the “SLR Plan”), including all options to purchase Solectron common stock with exercise prices equal to, or less than, $5.00 per share of Solectron common stock outstanding under such plan. Each option assumed was converted into an option to acquire the Company’s ordinary shares at the applicable exchange ratio of 0.345. As a result, the Company assumed approximately 7.4 million vested and unvested options with exercise prices ranging between $5.45 and $14.41 per Flextronics ordinary share. Further, there were approximately 19.4 million shares available for grant under the SLR Plan when it was assumed by the Company.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3. Exhibits. The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
2.02	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04
2.03	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of May 8, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-K	000-23354	06-06-03	4.04
4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.03
4.04	Indenture dated as of August 5, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-11-03	4.01
4.05	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.04
4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.07	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01
4.08	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and U.S. Bank National Association, as successor trustee.	8-K	000-23354	11-19-04	4.1
4.09	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
4.10	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1
4.11	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1
4.12	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01
4.13	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01
10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.03	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.04	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	8-K	000-23354	10-03-07	10.01
10.07	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	Registrant’s 2004 Award Plan for New Employees, as amended.†	10-K	000-23354	05-29-07	10.09
10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08
10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09
10.12	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.13	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.14	Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.15	Agreement, dated as of November 30, 2005, between Michael Marks and Flextronics International USA, Inc.†	8-K	000-23354	12-01-05	10.01
10.16	Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-K	000-23354	05-23-08	10.16
10.17	Flextronics International USA, Inc. Amended & Restated Special Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.02
10.18	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005†	8-K	000-23354	07-07-06	10.01
10.19	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006†	8-K	000-23354	07-07-06	10.02
10.20	Award Agreement for Nicholas Brathwaite Deferred Compensation Plan, dated as of July 8, 2005†	10-Q	000-23354	08-08-06	10.04
10.21	Compensation Arrangement between Flextronics International Ltd. and Nicholas Brathwaite†	10-Q	000-23354	08-08-06	10.05
10.22	Compensation Arrangement between Flextronics International Ltd. and Michael McNamara, Thomas J. Smach, Nicholas Brathwaite, Peter Tan and Werner Widmann†	8-K	000-23354	08-24-06	10.01
10.23	Summary of Directors’ Compensation†	10-Q	000-23354	11-07-07	10.04

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.24	Amendment to Award Agreement for Werner Widmann Deferred Compensation Plan, dated November 27, 2006†	10-Q	000-23354	02-07-07	10.01
10.25	Compensation Arrangements of Executive Officers of Flextronics International Ltd.†	10-K	000-23354	05-29-07	10.31
10.26	Solectron Corporation 2002 Stock Plan†	S-8	333-146549	10-05-07	4.03
10.27	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.02
10.28	Award Agreement for Carrie Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.03
10.29	Amendment to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach†	10-Q	000-23354	08-08-07	10.04
10.30	Description of Non-Executive Chairman’s Compensation†	10-K	000-23354	05-23-08	10.30
10.31	Agreement, dated as of March 10, 2008 between Flextronics International Ltd. and Michael Marks†	10-K	000-23354	05-23-08	10.31
10.32	Amendment to Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Executive Deferred Compensation Plan†	10-K	000-23354	05-23-08	10.32
10.33	Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-K	000-23354	05-23-08	10.33
10.34	Description of Annual Incentive Bonus Plan for Fiscal 2009†	10-K	000-23354	05-23-08	10.34
10.35	Compensation Arrangements of Executive Officers of Flextronics International Ltd.†	10-K	000-23354	05-23-08	10.35
21.01	Subsidiaries of Registrant.	10-K	000-23354	05-23-08	21.01
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney	10-K	000-23354	05-23-08	24.01
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X
32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flextronics International Ltd.

By:	/s/ MICHAEL M. MCNAMARA
Michael M. McNamara
Chief Executive Officer

Date: June 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA Michael M. McNamara	Chief Executive Officer and Director (Principal Executive Officer)	June 23, 2008

/s/ THOMAS J. SMACH Thomas J. Smach	Chief Financial Officer (Principal Financial Officer)	June 23, 2008

/s/ CHRISTOPHER COLLIER Christopher Collier	Senior Vice President, Finance (Principal Accounting Officer)	June 23, 2008

* H. Raymond Bingham	Chairman of the Board	June 23, 2008

* James A. Davidson	Director	June 23, 2008

* Rockwell Schnabel	Director	June 23, 2008

* Ajay B. Shah	Director	June 23, 2008

* Richard L. Sharp	Director	June 23, 2008

* Willy Shih, Ph.D.	Director	June 23, 2008

* Lip-Bu Tan	Director	June 23, 2008

* /s/ Michael M. McNamara Name: Michael M. McNamara As: Attorney-in-Fact

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
2.02	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04
2.03	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of May 8, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-K	000-23354	06-06-03	4.04
4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.03
4.04	Indenture dated as of August 5, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-11-03	4.01
4.05	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.04
4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05
4.07	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.08	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and U.S. Bank National Association, as successor trustee.	8-K	000-23354	11-19-04	4.1
4.09	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
4.10	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1
4.11	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1
4.12	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01
4.13	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	S-1	33-74622	01-31-94	10.01
10.02	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.03	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.04	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	8-K	000-23354	10-03-07	10.01
10.07	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	Registrant’s 2004 Award Plan for New Employees, as amended.†	10-K	000-23354	05-29-07	10.09

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.10	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — I.†	10-K	000-23354	06-29-01	10.08
10.11	Form of Secured Full Recourse Promissory Note executed by certain executive officers of the Registrant in favor of Flextronics International, NV, in connection with Glouple Ventures 2000 — II.†	10-K	000-23354	06-29-01	10.09
10.12	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.13	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.14	Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.15	Agreement, dated as of November 30, 2005, between Michael Marks and Flextronics International USA, Inc.†	8-K	000-23354	12-01-05	10.01
10.16	Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-K	000-23354	05-23-08	10.16
10.17	Flextronics International USA, Inc. Amended & Restated Special Deferred Compensation Plan†	8-K	000-23354	12-23-05	10.02
10.18	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005†	8-K	000-23354	07-07-06	10.01
10.19	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006†	8-K	000-23354	07-07-06	10.02
10.20	Award Agreement for Nicholas Brathwaite Deferred Compensation Plan, dated as of July 8, 2005†	10-Q	000-23354	08-08-06	10.04
10.21	Compensation Arrangement between Flextronics International Ltd. and Nicholas Brathwaite†	10-Q	000-23354	08-08-06	10.05
10.22	Compensation Arrangement between Flextronics International Ltd. and Michael McNamara, Thomas J. Smach, Nicholas Brathwaite, Peter Tan and Werner Widmann†	8-K	000-23354	08-24-06	10.01
10.23	Summary of Directors’ Compensation†	10-Q	000-23354	11-07-07	10.04
10.24	Amendment to Award Agreement for Werner Widmann Deferred Compensation Plan, dated November 27, 2006†	10-Q	000-23354	02-07-07	10.01
10.25	Compensation Arrangements of Executive Officers of Flextronics International Ltd.†	10-K	000-23354	05-29-07	10.31
10.26	Solectron Corporation 2002 Stock Plan†	S-8	333-146549	10-05-07	4.03
10.27	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.02
10.28	Award Agreement for Carrie Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.03
10.29	Amendment to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach†	10-Q	000-23354	08-08-07	10.04

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.30	Description of Non-Executive Chairman’s Compensation†	10-K	000-23354	05-23-08	10.30
10.31	Agreement, dated as of March 10, 2008 between Flextronics International Ltd. and Michael Marks†	10-K	000-23354	05-23-08	10.31
10.32	Amendment to Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Executive Deferred Compensation Plan†	10-K	000-23354	05-23-08	10.32
10.33	Flextronics International USA, Inc. Second Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-K	000-23354	05-23-08	10.33
10.34	Description of Annual Incentive Bonus Plan for Fiscal 2009†	10-K	000-23354	05-23-08	10.34
10.35	Compensation Arrangements of Executive Officers of Flextronics International Ltd.†	10-K	000-23354	05-23-08	10.35
21.01	Subsidiaries of Registrant.	10-K	000-23354	05-23-08	21.01
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney	10-K	000-23354	05-23-08	24.01
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X
32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X
32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.					X

†	Management contract, compensatory plan or arrangement.