Form 10-Q
period 2008-06-27
FLEXTRONICS INTERNATIONAL LTD.
filed 2008-08-05
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2008
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2008, there were 838,038,578 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
One Marina Boulevard, #28-00
Singapore, 018989
     We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of June 27, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 27, 2008 and June 29, 2007. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of March 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 23, 2008 (June 23, 2008 as to the caption “Relacom AB” included in Note 2), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R) Share Based Payment. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
San Jose, CA
August 5, 2008

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 27, 2008	March 31, 2008
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,761,728	$1,719,948
Accounts receivable, net of allowance for doubtful accounts of $17,606 and $16,732 as of June 27, 2008 and March 31, 2008, respectively	3,925,858	3,550,942
Inventories	4,456,094	4,118,550
Other current assets	946,793	923,497

Total current assets	11,090,473	10,312,937
Property and equipment, net	2,536,100	2,465,656
Goodwill	5,750,218	5,559,351
Other intangible assets, net	298,399	317,390
Other assets	848,901	869,581

Total assets	$20,524,091	$19,524,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$18,959	$28,591
Accounts payable	5,885,532	5,311,337
Other current liabilities	2,035,116	2,061,087

Total current liabilities	7,939,607	7,401,015
Long-term debt and capital lease obligations, net of current portion	3,720,001	3,388,337
Other liabilities	545,277	571,119
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 836,814,135 and 835,202,669 shares issued and outstanding as of June 27, 2008 and March 31, 2008, respectively	8,555,791	8,538,723
Accumulated deficit	(241,858)	(372,170)
Accumulated other comprehensive income (loss)	5,273	(2,109)

Total shareholders’ equity	8,319,206	8,164,444

Total liabilities and shareholders’ equity	$20,524,091	$19,524,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 27, 2008	June 29, 2007
	(In thousands, except per share
	amounts)
	(Unaudited)
Net sales	$8,350,246	$5,157,026
Cost of sales	7,867,162	4,866,454
Restructuring charges	26,317	9,753

Gross profit	456,767	280,819
Selling, general and administrative expenses	248,626	146,588
Intangible amortization	25,246	16,675
Restructuring charges	2,898	921
Interest and other expense, net	39,624	6,259

Income before income taxes	140,373	110,376
Provision for income taxes	10,061	3,429

Net income	$130,312	$106,947

Earnings per share:
Basic	$0.16	$0.18

Diluted	$0.16	$0.17

Weighted-average shares used in computing per share amounts:
Basic	836,407	608,484

Diluted	840,444	615,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 27, 2008	June 29, 2007
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,312	$106,947
Depreciation and amortization charges	117,182	87,749
Changes in working capital and other, net of effect of acquisitions	(255,978)	(50,091)

Net cash provided by (used in) operating activities	(8,484)	144,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(154,741)	(71,889)
Acquisition of businesses, net of cash acquired	(158,571)	(2)
Proceeds from divestitures of operations	5,269	5,490
Other investments and notes receivable, net	24,295	(25,425)

Net cash used in investing activities	(283,748)	(91,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	3,190,519	1,385,437
Repayments of bank borrowings, long-term debt and capital lease obligations	(2,873,539)	(1,390,686)
Net proceeds from issuance of ordinary shares	2,817	3,009

Net cash provided by (used in) financing activities	319,797	(2,240)

Effect of exchange rates on cash	14,215	4,888

Net increase in cash and cash equivalents	41,780	55,427
Cash and cash equivalents, beginning of period	1,719,948	714,525

Cash and cash equivalents, end of period	$1,761,728	$769,952

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
     On October 1, 2007, the Company completed the acquisition of 100% of the outstanding common stock of Solectron Corporation (“Solectron”). Refer to Note 11, “Business and Asset Acquisitions” for further details.
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2008 contained in the Company’s Annual Report on Form 10-K, as amended. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2009.
     The Company’s fiscal fourth quarter and year ends on March 31 of each year. The first and second fiscal quarters end on the Friday preceding the last day of each respective calendar quarter. The third fiscal quarter ends on December 31.
     Amounts included in the condensed consolidated financial statements are expressed in U.S. dollars unless otherwise designated.

Inventories
     The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	June 27, 2008	March 31, 2008
	(In thousands)
Raw materials	$2,711,687	$2,435,066
Work-in-progress	767,998	764,860
Finished goods	976,409	918,624

	$4,456,094	$4,118,550

Property and Equipment
     Total depreciation expense associated with property and equipment amounted to approximately $91.9 million for the three-month period ended June 27, 2008, and $71.1 million for the three-month period ended June 29, 2007. Proceeds from the disposition of property and equipment were $21.5 million and $12.5 million during the three-month periods ended June 27, 2008 and June 29, 2007, respectively, and are presented net with purchases of property and equipment within cash flows from investing activities in the condensed consolidated statements of cash flows.
Goodwill and Other Intangibles
     The following table summarizes the activity in the Company’s goodwill account during the three-month period ended June 27, 2008:

Amount
(In thousands)
Balance, beginning of the year	$5,559,351
Acquisitions (1)	70,699
Purchase accounting adjustments (2)	125,460
Foreign currency translation adjustments	(5,292)

Balance, end of the quarter	$5,750,218

(1)
Balance is attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 11, “Business and Asset Acquisitions.”

(2)
Includes adjustments and reclassifications resulting from management’s review of the valuation of tangible and identifiable intangible assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition, based on management’s estimates, of which approximately $108.3 million was attributable to the Company’s October 2007 acquisition of Solectron. The remaining amount was primarily attributable to other purchase accounting adjustments that were not individually, nor in the aggregate, significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 11, “Business and Asset Acquisitions.”

     During the three-month period ended June 27, 2008, there were approximately $6.0 million of additions to intangible assets related to customer-related intangibles. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on management’s estimates of cash flow and recoverability. The Company is in the process of determining the fair value of intangible assets acquired in certain historical business combinations. Such valuations will be completed within one year of purchase. The components of acquired intangible assets are as follows:

	As of June 27, 2008			As of March 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)
Intangible assets:
Customer-related	$455,659	$(184,240)	$271,419	$449,623	$(160,971)	$288,652
Licenses and other	39,796	(12,816)	26,980	39,797	(11,059)	28,738

Total	$495,455	$(197,056)	$298,399	$489,420	$(172,030)	$317,390

     Total intangible amortization expense was $25.2 million and $16.7 million during the three-month periods ended June 27, 2008 and June 29, 2007, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2009 (1)	$81,574
2010	86,711
2011	80,898
2012	20,762
2013	11,965
Thereafter	16,489

Total amortization expense	$298,399

(1)	Represents estimated amortization for the nine-month period ending March 31, 2009.
Provision for income taxes
     The Company has tax loss carryforwards attributable to continuing operations for which the Company has recognized deferred tax assets. The Company’s policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the three-month period ended June 27, 2008, the provision for income taxes includes a benefit of approximately $28.5 million for the reversal of a valuation allowance.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements’’ (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS 157 was effective for the Company beginning April 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of SFAS 157 related to financial assets and liabilities, and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position, results of operations and cash flows.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The Company is required to adopt FSP APB 14-1 retrospectively, effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is evaluating the impact that the adoption of FSP APB 14-1 will have on its consolidated financial position, results of operations and cash flows.
3. STOCK-BASED COMPENSATION
     The Company grants equity compensation awards to acquire the Company’s ordinary shares from four plans, and which collectively are referred to as the Company’s equity compensation plans below. For further discussion of these Plans, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008.

Stock-Based Compensation Expense
     The following table summarizes the Company’s stock-based compensation expense:

	Three-Month Periods Ended
	June 27, 2008	June 29, 2007
	(In thousands)
Cost of sales	$2,043	$999
Selling, general and administrative expenses	11,973	7,726

Total stock-based compensation expense	$14,016	$8,725

     As of June 27, 2008, the total unrecognized compensation cost related to unvested stock options granted to employees under the Company’s equity compensation plans was approximately $121.1 million, net of estimated forfeitures of $9.7 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.4 years, and will be adjusted for subsequent changes in estimated forfeitures. As of June 27, 2008, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $89.4 million, net of estimated forfeitures of approximately $4.3 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 3.0 years, and will be adjusted for subsequent changes in estimated forfeitures.
Determining Fair Value
     The fair value of options granted to employees under the Company’s equity compensation plans during the three-month periods ended June 27, 2008 and June 29, 2007 was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended
	June 27, 2008	June 29, 2007
Expected term	4.3 years	4.6 years
Expected volatility	36.6%	35.3%
Expected dividends	0.0%	0.0%
Risk-free interest rate	3.1%	4.5%
Weighted-average fair value	$3.65	$4.10
     Options issued during the three-month periods ended June 27, 2008 and June 29, 2007 have contractual lives of seven and ten years, respectively.
     During the three-month period ended June 27, 2008, 2.7 million options were granted to certain key employees whereby vesting is contingent upon a service requirement over a period of four years. These options expire seven years from the date of grant and are exercisable only when the Company’s stock price is $12.50 per share, or above. The fair value of these options was estimated to be $4.25 per share and was calculated using a lattice model.

Stock-Based Awards Activity
     The following is a summary of option activity for the Company’s equity compensation plans, excluding unvested share bonus awards, during the three-month period ended June 27, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of Shares	Price	Term in Years	Intrinsic Value
Outstanding as of March 31, 2008	52,541,413	$11.67
Granted	20,330,448	10.59
Exercised	(654,134)	5.69
Forfeited	(1,311,326)	9.97

Outstanding as of June 27, 2008	70,906,401	$11.45	6.26	$20,089,005

Vested and expected to vest as of June 27, 2008	68,824,723	$11.47	6.23	$20,087,199

Exercisable as of June 27, 2008	39,770,976	$11.93	5.35	$20,049,957

     The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company’s ordinary shares determined as of the time of option exercise) under the Company’s equity compensation plans was $3.2 million and $1.5 million during the three-month periods ended June 27, 2008 and June 29, 2007, respectively.
     Cash received from option exercises under all equity compensation plans was $3.8 million and $3.0 million for the three-month periods ended June 27, 2008 and June 29, 2007, respectively.
     The following table summarizes share bonus award activity for the Company’s equity compensation plans during the three-month period ended June 27, 2008:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested share bonus awards as of March 31, 2008	8,866,364	$10.70
Granted	2,188,610	10.59
Vested	(957,332)	9.00
Forfeited	(103,200)	12.19

Unvested share bonus awards as of June 27, 2008	9,994,442	$10.82

     Of the 2.2 million unvested share bonus awards granted under the Company’s equity compensation plans during the three-month period ended June 27, 2008, 700,000 were granted to certain key employees whereby vesting is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals over a period of three years. Management currently estimates that the maximum number of shares will be issued at the end of the performance period.
     The total fair value of shares vested under the Company’s equity compensation plans was $9.5 million during each of the three-month periods ended June 27, 2008 and June 29, 2007, respectively.

4. EARNINGS PER SHARE
     The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended
	June 27, 2008	June 29, 2007
	(In thousands, except per share
	amounts)
Basic earnings per share:
Net income	$130,312	$106,947
Shares used in computation:
Weighted-average ordinary shares outstanding	836,407	608,484

Basic earnings per share	$0.16	$0.18

Diluted earnings per share:
Net income	$130,312	$106,947
Shares used in computation:
Weighted-average ordinary shares outstanding	836,407	608,484
Weighted-average ordinary share equivalents from stock options and awards (1)	4,037	5,890
Weighted-average ordinary share equivalents from convertible notes (2)	—	1,167

Weighted-average ordinary shares and ordinary share equivalents outstanding	840,444	615,541

Diluted earnings per share	$0.16	$0.17

(1)
Ordinary share equivalents from stock options to purchase approximately 46.9 million and 38.3 million shares outstanding during the three-month periods ended June 27, 2008 and June 29, 2007, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)
The principal amount of the Company’s Zero Coupon Convertible Junior Subordinated Notes will be settled in cash, and the conversion spread (excess of conversion value over face value), if any, will be settled by issuance of shares upon maturity. The conversion price was greater than the average stock price during the three-month period ended June 27, 2008, and accordingly, no ordinary shares were included as common stock equivalents. For the three-month period ended June 29, 2007, approximately 1.2 million ordinary share equivalents from the conversion spread have been included as common stock equivalents.

In addition, as the Company has the positive intent and ability to settle the principal amount of its 1% Convertible Subordinated Notes due August 2010 in cash, approximately 32.2 million ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. During the three-month periods ended June 27, 2008 and June 29, 2007, the conversion obligation was less than the principal portion of the Convertible Notes and accordingly, no additional shares were included as ordinary share equivalents.

5. OTHER COMPREHENSIVE INCOME
     The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended
	June 27, 2008	June 29, 2007
	(In thousands)
Net income	$130,312	$106,947
Other comprehensive income:
Foreign currency translation adjustment	827	4,142
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	6,555	(1,655)

Comprehensive income	$137,694	$109,434

6. BANK BORROWINGS AND LONG-TERM DEBT
     As of June 27, 2008 and March 31, 2008, there were $492.0 and $161.0 million, respectively, in borrowings outstanding under the Company’s $2.0 billion credit facility. As of June 27, 2008, the Company was in compliance with the financial covenants under the $2.0 billion credit facility.

7. TRADE RECEIVABLES SECURITIZATION
     As of June 27, 2008 and March 31, 2008, approximately $397.2 million and $363.7 million of the Company’s accounts receivable, respectively, had been sold to a third-party qualified special purpose entity, which represents the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $313.2 million and $274.3 million from the unaffiliated financial institutions for the sale of these receivables as of June 27, 2008 and March 31, 2008, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $84.0 million and $89.4 million as of June 27, 2008 and March 31, 2008, respectively.
     The Company also sold accounts receivables to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $542.5 million and $478.4 million as of June 27, 2008 and March 31, 2008, respectively.
8. RESTRUCTURING CHARGES
     The Company recognized restructuring charges of approximately $29.2 million during the three-month period ended June 27, 2008, to realign workforce and capacity primarily related to the acquisition of Solectron. These actions encompassed several manufacturing and design locations and were initiated in an effort to consolidate and integrate our global capacity and infrastructure so as to optimize the Company’s operational efficiencies post-acquisition. The activities associated with these charges involve multiple actions at each location, will be completed in multiple steps and will be substantially completed within one year of the commitment dates of the respective activities. The restructuring charges by reportable geographic region amounted to approximately $13.4 million, $10.5 million and $5.3 million for Asia, the Americas and Europe, respectively. The Company classified approximately $26.3 million of these charges as a component of cost of sales during the three-month period ended June 27, 2008.
     The main component of the charge was severance related costs, amounting to approximately $28.3 million, associated with the involuntary terminations of 1,667 identified employees in connection with the charges described above. The identified involuntary employee terminations by reportable geographic region amounted to approximately, 825, 390 and 452 for Asia, the Americas and Europe, respectively. Approximately $25.4 million of the charges were classified as a component of cost of sales.
     The following table summarizes the provisions, respective payments, and remaining accrued balance as of June 27, 2008 for charges incurred in fiscal year 2009 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2008	$178,769	$—	$106,924	$285,693
Activities during the first quarter:
Provisions incurred in fiscal year 2009	28,318	121	776	29,215
Cash payments for charges incurred in fiscal year 2009	(442)	—	—	(442)
Cash payments for charges incurred in fiscal year 2008	(42,097)	—	(29,793)	(71,890)
Cash payments for charges incurred in fiscal year 2007 and prior	(1,856)	—	(1,470)	(3,326)
Non-cash charges incurred during the year	—	(121)	(225)	(346)

Balance as of June 27, 2008	162,692	—	76,212	238,904
Less: current portion (classified as other current liabilities)	(158,951)	—	(41,895)	(200,846)

Accrued restructuring costs, net of current portion (classified as other liabilities)	$3,741	$—	$34,317	$38,058

     As of June 27, 2008, accrued costs related to restructuring charges incurred during fiscal year 2009 were approximately $28.5 million, the entire amount of which was classified as current.
     As of June 27, 2008 and March 31, 2008, accrued restructuring costs for charges incurred during fiscal year 2008 were approximately $177.7 million and $249.6 million, respectively, of which approximately $22.1 million and $50.0 million, respectively, was classified as a long-term obligation. As of June 27, 2008 and March 31, 2008, accrued restructuring costs for charges incurred during fiscal years 2007 and prior were approximately $32.7 million and $36.1 million, respectively, of which approximately $15.9 million and $16.1 million, respectively, was classified as a long-term obligation.
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
     As of June 27, 2008 and March 31, 2008, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $18.8 million and $14.3 million, respectively, representing manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other current assets in the condensed consolidated balance sheets.
     For further discussion of the Company’s historical restructuring activities, refer to Note 9 “Restructuring Charges” to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008.
9. INTEREST AND OTHER EXPENSE, NET
     During the three-month periods ended June 27, 2008 and June 29, 2007, the Company recognized total interest expense of $58.2 million and $31.4 million, respectively, on its debt obligations outstanding during the period.
     During the three-month period ended June 29, 2007 the Company recognized a gain of approximately $9.3 million in connection with the divestiture of a certain international entity, which was primarily related to the realization of cumulative foreign exchange translation gains. The results of operations for this entity were not significant.
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
11. BUSINESS AND ASSET ACQUISITIONS
     The business and asset acquisitions described below were accounted for using the purchase method of accounting pursuant to SFAS 141, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company’s Condensed Consolidated Financial Statements from the acquisition dates forward. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and expects to complete these allocations within one year of the respective acquisition dates.
     Solectron Acquisition
     On October 1, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Solectron. The results of Solectron’s operations were included in the Company’s consolidated financial results beginning on the acquisition date.

     The Company issued approximately 221.8 million of its ordinary shares, paid approximately $1.1 billion in cash and assumed approximately 7.4 million fully vested and unvested options to acquire the Company’s ordinary shares in connection with the acquisition. The estimated total purchase price for the acquisition is as follows (in thousands):

Fair value of Flextronics ordinary shares issued	$2,518,664
Cash	1,060,943
Estimated fair value of vested options assumed	11,282
Direct transaction costs (1)	26,292

Total aggregate purchase price	$3,617,181

(1)	Direct transaction costs consist of estimated legal, accounting, financial advisory and other costs relating to the acquisition.
Preliminary Purchase Price Allocation
     The allocation of the purchase price to Solectron’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The valuation of these tangible and identifiable intangible assets and liabilities is preliminary, subject to completion of a formal valuation process and further management review, and will be adjusted as additional information becomes available during the allocation period. Such adjustments may have a material effect on the Company’s results of operations and financial position. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.
     The following represents the Company’s preliminary allocation of the total purchase price to the acquired assets and liabilities assumed of Solectron (in thousands):

Current assets:
Cash and cash equivalents	$637,481
Accounts receivable	1,487,770
Inventories	1,715,162
Other current assets	256,880

Total current assets	4,097,293
Property and equipment	575,466
Goodwill	2,275,486
Other intangible assets	191,600
Other assets	154,689

Total assets	7,294,534

Current liabilities:
Accounts payable	1,516,829
Other current liabilities	1,400,384

Total current liabilities	2,917,213
Long-term debt and capital lease obligations, net of current portion	630,837
Other liabilities	129,303

Total aggregate purchase price	$3,617,181

     During the three-month period ended June 27, 2008, the Company allocated approximately $83.1 million and $9.1 million to current liabilities and other liabilities, respectively, primarily for liabilities assumed in connection with restructuring activities accounted for in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Goodwill related to the acquisition increased $108.3 million during the three-month period ended June 27, 2008, as a result of the above and other fair value adjustments that were not significant individually or in the aggregate. Refer to Note 12, “Business and Asset Acquisitions and Divestitures,” to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008 for further discussion regarding the Company’s acquisition of Solectron.

Pro Forma Financial Information
     The following table reflects the pro forma consolidated results of operations for the period presented, as though the acquisition of Solectron had occurred as of the beginning of the period being reported on, after giving effect to certain adjustments primarily related to the amortization of acquired intangibles, stock-based compensation expense, and incremental interest expense, including related income tax effects. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The pro forma financial information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the dates indicated, nor is it indicative of future operating results.
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

Three-Month Period Ended
June 29, 2007
(In thousands, except per
share amounts)
Net sales	$8,097,779
Income before income taxes	$97,031
Net income	$86,763
Basic and diluted earnings per share	$0.10
Other Acquisitions
     During the three-month period ended June 27, 2008, the Company completed four acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s design and manufacturing capabilities for the computing, infrastructure, and consumer digital market segments, and expanded the Company’s power supply capabilities. The aggregate cash paid for these acquisitions totaled approximately $156.2 million, net of cash acquired. The Company recorded goodwill of $70.1 million from these acquisitions. The purchase prices for these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of valuations. The Company paid approximately $2.4 million relating to a contingent purchase price adjustment from a certain historical acquisition. The purchase price for certain acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through fiscal year 2009. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.
     This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section, as well as in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2008. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
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
     We are one of the world’s largest EMS providers, with revenues of $8.4 billion during the three-month period ended June 27, 2008, and $27.6 billion in fiscal year 2008. As of March 31, 2008, our total manufacturing capacity was approximately 27.0 million square feet in over 25 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets in order to serve the growing outsourcing needs of both multinational and regional OEMs. For the three-month period ended June 27, 2008, our net sales in Asia, the Americas and Europe represented approximately 50%, 34% and 16%, respectively, of our total net sales, based on the location of the manufacturing site.
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
     The EMS industry has experienced rapid change and growth over the past decade. The demand for advanced manufacturing capabilities and related supply chain management services continues to escalate as an increasing number of OEMs have outsourced some or all of their design and manufacturing requirements. Price pressure on our customers’ products in their end markets has led to increased demand for EMS production capacity in the lower-cost regions of the world, such as China, India, Malaysia, Mexico, and Eastern Europe, where we have a significant presence. We have responded by making strategic decisions to realign our global capacity and infrastructure with the demands of our customers to optimize the operating efficiencies that can be provided by our global presence. The overall impact of these activities is that we have shifted our manufacturing capacity to locations with higher efficiencies and lower costs, thereby enhancing our ability to provide cost-effective manufacturing service in order for us to retain and expand our existing relationships with customers and attract new business. As a result, we have recognized a significant amount of restructuring charges in connection with the realignment of our global capacity and infrastructure.
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
     We are experiencing escalating cost pressures from certain commodities, labor rates in certain jurisdictions, and energy and freight costs globally. We are continually working to mitigate these costs through efficiency improvements, discretionary cost management, and working with our customers on product pricing adjustments where appropriate.
     As part of our continuous evaluation of the strategic and financial contributions of each of our operations, we are focusing our efforts and resources on the reacceleration of revenue growth in our core vertically-integrated EMS business, which includes design, manufacturing services, components and logistics. We have divested certain non-core operations and we continue to assess further opportunities to maximize shareholder value.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We believe the accounting policies discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008, affect our more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is provided in Note 2, “Summary of Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.
       RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this document. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K, as amended.

	Three-Month Periods Ended
	June 27, 2008	June 29, 2007
Net sales	100.0%	100.0%
Cost of sales	94.2	94.4
Restructuring charges	0.3	0.2

Gross profit	5.5	5.4
Selling, general and administrative expenses	3.0	2.8
Intangible amortization	0.3	0.3
Restructuring charges	—	—
Interest and other expense, net	0.5	0.1

Income before income taxes	1.7	2.2
Provision for income taxes	0.1	0.1

Net income	1.6%	2.1%

Net Sales
     Net sales during the three-month period ended June 27, 2008 totaled $8.4 billion, representing an increase of $3.2 billion, or 62%, from $5.2 billion during the three-month period ended June 29, 2007, primarily due to the acquisition of Solectron and to new program wins from various customers across multiple markets. Sales increased across all of the markets we serve, consisting of; (i) $1.5 billion in the infrastructure market, (ii) $949 million in the computing market, (iii) $692 million in the industrial, medical, automotive and other markets, (iv) $69 million in the mobile communications market, and (v) $20 million in the consumer digital market. Net sales during the three-month period ended June 27, 2008 increased by $1.6 billion in the Americas, $1.1 billion in Asia, and $464.2 million in Europe.
     Our ten largest customers during the three-month periods ended June 27, 2008 and June 29, 2007 accounted for approximately 55% and 62% of net sales, respectively, with Sony-Ericsson accounting for greater than 10% of our net sales during the three-month periods ended June 27, 2008 and June 29, 2007.
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
     Gross profit during the three-month period ended June 27, 2008 increased $176.0 million to $456.8 million, or 5.5% of net sales, from $280.8 million, or 5.4% of net sales, during the three-month period ended June 29, 2007. The 10 basis point period-over-period increase in gross margin was primarily attributable to a 20 basis point decrease in cost of sales related to favorable changes in customer and product mix, and increased operational efficiencies. The increase in gross margin was partially offset by a 10 basis point increase in restructuring charges incurred in connection with the Solectron acquisition.
Restructuring Charges
     We recognized restructuring charges of approximately $29.2 million during the three-month periods ended June 27, 2008, due to the Company realigning workforce and capacity, primarily related to the acquisition of Solectron. The activities associated with these charges involve multiple actions at each location, will be completed in multiple steps and will be substantially completed within one year of the commitment dates of the respective activities. We classified approximately $26.3 million of the charges as a component of cost of sales. The charges recognized by reportable geographic region amounted to $13.4 million, $10.5 million and $5.3 million for Asia, the Americas and Europe, respectively. Approximately $0.3 million of these restructuring charges were non-cash. As of June 27, 2008, accrued severance and facility closure costs were approximately $238.9 million, of which approximately $38.1 million was classified as a long-term obligation.
     Refer to Note 8, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, or SG&A, amounted to $248.6 million, or 3.0% of net sales, during the three-month period ended June 27, 2008, compared to $146.6 million, or 2.8% of net sales, during the three-month period ended June 29, 2007. The increase in SG&A during the three-month period ended June 27, 2008 was primarily the result of our acquisition of Solectron as well as other business and asset acquisitions over the past 12 months, continued investments in resources necessary to support our revenue growth, investments in certain technologies to enhance our overall design and engineering competencies and an increase in stock-based compensation expense. The increase in SG&A as a percentage of net sales during the three-month period ended June 27, 2008, was primarily attributable to integration costs associated with the Company’s acquisition of Solectron, increased design and development for various businesses, and an increase in stock-based compensation expense.
Intangible Amortization
     Amortization of intangible assets during the three-month period ended June 27, 2008 increased by $8.5 million to $25.2 million from $16.7 million during the three-month period ended June 29, 2007. The increase in expense during the three-month period ended June 27, 2008 was principally attributable to the increase in intangibles arising from the Company’s acquisition of Solectron on October 1, 2007, offset, in part, by the write-off of certain intangible asset licenses, due to technological obsolescence, during the fourth quarter of fiscal year 2008.
Interest and Other Expense, Net
     Interest and other expense, net was $39.6 million during the three-month period ended June 27, 2008 compared to $6.3 million during the three-month period ended June 29, 2007, an increase of $33.3 million. The increase in expense is the result of a $26.8 million increase in interest expense primarily attributable to the Company’s $1.7 billion in borrowings under its term loan facility used to finance the acquisition of Solectron, as well as the refinancing of certain Solectron outstanding debt obligations. Additionally, during the three-month period ended June 29, 2007 we recognized a gain of approximately $9.3 million in connection with the divestiture of a certain international entity, which was primarily related to the realization of cumulative foreign exchange translation gains.

     Income Taxes
     Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 8, “Income Taxes,” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008 for further discussion.
     The Company has tax loss carryforwards attributable to continuing operations for which we have recognized deferred tax assets.  Our policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized.  During the three-month period ended June 27, 2008, the provision for income taxes includes a benefit of approximately $28.5 million for the reversal of a valuation allowance.
     The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, Poland and Singapore.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 27, 2008, we had cash and cash equivalents of approximately $1.8 billion and bank and other borrowings of $3.7 billion. We also had a $2.0 billion credit facility, under which we had $492.0 million of borrowings outstanding as of June 27, 2008, which is included in the $3.7 billion outstanding above.
     Cash used in operating activities amounted to $8.5 million during the three-month period ended June 27, 2008. This resulted primarily from $130.3 million in net income for the period before adjustments to exclude approximately $101.0 million of non-cash items such as depreciation, amortization, stock-based compensation expense and interest and other income, offset by a $239.8 million increase in working capital and other net operating assets, which was principally attributable to an increase in inventories in anticipation of continued growth. Working capital as of June 27, 2008 and March 31, 2008 was approximately $3.2 billion and $2.9 billion, respectively.
     Cash used in investing activities amounted to $283.7 million. This resulted primarily from capital expenditures for equipment and the continued expansion of various low-cost, high-volume manufacturing facilities and industrial parks, and payments for the acquisitions of businesses and contingent purchase price adjustments for historical acquisitions.
     Cash provided by financing activities amounted to $319.8 million during the three-month period ended June 27, 2008, which was primarily from an additional $331.0 million in borrowings under our $2.0 billion credit facility.
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
     Working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations, including those related to our acquisition of Solectron. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, the extent of cash charges associated with any future restructuring activities, timing of cash outlays associated with historical restructuring and integration activities, and levels of shipments and changes in volumes of customer orders.
     Historically, we have funded our operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to an investment conduit administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. We also sell certain trade receivables, which are in addition to the trade receivables sold in connection with the securitization agreement discussed above, to certain third-party banking institutions with limited recourse.
     We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months.
     We may enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth. The sale or issuance of equity or convertible debt securities could result in dilution to current shareholders. Additionally, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations and could increase debt service obligations. This increased indebtedness could limit the Company’s flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit the company’s ability to access additional capital or execute its business strategy.  Any downgrades in credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms.
     We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares. On July 23, 2008 our Board of Directors authorized the repurchase of up to ten percent of the Company’s outstanding ordinary shares. Until the Company’s 2008 Annual General Meeting, scheduled to take place in September 2008, the Company is authorized to repurchase up to approximately 61 million shares. Following and contingent upon shareholder approval at the 2008 Annual General Meeting in September, the amount authorized for repurchase will be increased to up to approximately 84 million shares. Share repurchases, if any, will be made in the open market at such times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K, as amended, for the fiscal year ended March 31, 2008. There have been no material changes in our contractual obligations since March 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the three-month period ended June 27, 2008 as compared to the fiscal year ended March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 27, 2008, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2008, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit
10.01	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.
10.02	Description of Three-Year Cash Incentive Bonus Plan Adopted in Fiscal 2009.
10.03	Award Agreement for Paul Read under the Senior Management Deferred Compensation Plan, dated June 30, 2005.
10.04	Amendment No. 2 to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach.
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

2002.*
32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

FLEXTRONICS INTERNATIONAL LTD. (Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2008

/s/ Paul Read
Paul Read
Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.
10.02	Description of Three-Year Cash Incentive Bonus Plan Adopted in Fiscal 2009.
10.03	Award Agreement for Paul Read under the Senior Management Deferred Compensation Plan, dated June 30, 2005.
10.04	Amendment No. 2 to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach.
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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