Form 10-Q
period 2008-09-26
FLEXTRONICS INTERNATIONAL LTD.
filed 2008-11-05
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-23354
FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Marina Boulevard, #28-00
Singapore	018989
(Address of registrant’s principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(65) 6890 7188
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2008, there were 809,490,861 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
One Marina Boulevard, #28-00
Singapore, 018989
We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of September 26, 2008, and the related condensed consolidated statement of operations for the three-month and six-month periods ended September 26, 2008 and September 28, 2007, and of cash flows for the six-month periods ended September 26, 2008 and September 28, 2007. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 4, 2008

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 26,	March 31,
	2008	2008
	(In thousands, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,700,907	$1,719,948
Accounts receivable, net of allowance for doubtful accounts of $35,831 and $16,732 as of September 26, 2008 and March 31, 2008, respectively	3,338,376	3,550,942
Inventories	4,534,524	4,118,550
Other current assets	1,091,766	923,497

Total current assets	10,665,573	10,312,937
Property and equipment, net	2,571,627	2,465,656
Goodwill	5,986,364	5,559,351
Other intangible assets, net	306,347	317,390
Other assets	747,095	869,581

Total assets	$20,277,006	$19,524,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$213,328	$28,591
Accounts payable	6,017,160	5,311,337
Accrued payroll	436,794	399,718
Other current liabilities	1,634,659	1,661,369

Total current liabilities	8,301,941	7,401,015
Long-term debt and capital lease obligations, net of current portion	3,229,451	3,388,337
Other liabilities	638,534	571,119
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 838,899,407 and 835,202,669 shares issued, and 809,119,685 and 835,202,669 shares outstanding as of September 26, 2008 and March 31, 2008, respectively	8,583,639	8,538,723
Accumulated deficit	(203,386)	(372,170)
Accumulated other comprehensive loss	(13,099)	(2,109)
Treasury stock, at cost; 29,779,722 shares as of September 26, 2008	(260,074)	—

Total shareholders’ equity	8,107,080	8,164,444

Total liabilities and shareholders’ equity	$20,277,006	$19,524,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
		(Unaudited)
Net sales	$8,862,516	$5,557,099	$17,212,762	$10,714,125
Cost of sales	8,445,055	5,243,318	16,312,217	10,109,772
Restructuring charges	—	—	26,317	9,753

Gross profit	417,461	313,781	874,228	594,600
Selling, general and administrative expenses	258,687	152,551	507,313	299,139
Intangible amortization	50,317	13,711	75,563	30,386
Restructuring charges	—	—	2,898	921
Interest and other expense, net	59,926	16,169	99,550	22,428

Income before income taxes	48,531	131,350	188,904	241,726
Provision for income taxes	10,059	10,412	20,120	13,841

Net income	$38,472	$120,938	$168,784	$227,885

Earnings per share:
Basic	$0.05	$0.20	$0.20	$0.37

Diluted	$0.05	$0.20	$0.20	$0.37

Weighted-average shares used in computing per share amounts:
Basic	828,182	609,441	832,337	608,962

Diluted	830,030	616,416	835,279	615,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 26,	September 28,
	2008	2007
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,784	$227,885
Depreciation, amortization and impairment charges	276,490	171,437
Changes in working capital and other, net of effect of acquisitions	302,737	116,618

Net cash provided by operating activities	748,011	515,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(300,409)	(146,122)
Acquisition of businesses, net of cash acquired	(182,188)	(11,565)
Proceeds from divestitures of operations	5,269	5,490
Other investments and notes receivable, net	(90,596)	(69,305)

Net cash used in investing activities	(567,924)	(221,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	6,767,847	2,140,776
Repayments of bank borrowings, long-term debt and capital lease obligations	(6,734,388)	(2,146,429)
Payments for repurchases of ordinary shares	(260,074)	—
Net proceeds from issuance of ordinary shares	11,893	10,036

Net cash provided by (used in) financing activities	(214,722)	4,383

Effect of exchange rates on cash	15,594	(7,766)

Net increase (decrease) in cash and cash equivalents	(19,041)	291,055
Cash and cash equivalents, beginning of period	1,719,948	714,525

Cash and cash equivalents, end of period	$1,700,907	$1,005,580

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
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2008 contained in the Company’s Annual Report on Form 10-K, as amended. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 26, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2009.
The first fiscal quarter ended on June 27, 2008 and June 29, 2007, respectively, and the second fiscal quarter ended on September 26, 2008 and September 28, 2007, respectively. The third fiscal quarter ends on December 31 and the fourth fiscal quarter and year ends on March 31 of each year.
Customer Credit Risk
The Company has an established customer credit policy, through which it manages customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of those credit evaluations. The Company evaluates the collectibility of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent the Company identifies exposures as a result of credit or customer evaluations, the Company also reviews other customer related exposures, including but not limited to inventory and related contractual obligations. During the three and six-month periods ended September 26, 2008, the Company recognized approximately $117.4 million of charges associated with certain customers that are filing for bankruptcy or are currently experiencing significant financial and liquidity difficulties. The Company classified approximately $96.7 million of these charges in cost of sales related to the write-down of inventory and associated contractual obligations. Additionally, the Company recognized approximately $20.7 million as selling, general and administrative expenses for provisions for doubtful accounts. For these customers the Company recognizes revenues only when it collects cash for the services, assuming all other criteria for revenue recognition have been met.

Inventories
The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	September 26,	March 31,
	2008	2008
	(In thousands)
Raw materials	$2,809,452	$2,435,066
Work-in-progress	853,703	764,860
Finished goods	871,369	918,624

	$4,534,524	$4,118,550

Property and Equipment
Total depreciation expense associated with property and equipment amounted to approximately $91.8 million and $183.8 million for the three-month and six-month periods ended September 26, 2008, respectively, and $70.0 million and $141.1 million for the three-month and six-month periods ended September 28, 2007, respectively. Proceeds from the disposition of property and equipment were $32.7 million and $19.4 million during the six-month periods ended September 26, 2008 and September 28, 2007, respectively, and are presented net with purchases of property and equipment within cash flows from investing activities in the condensed consolidated statements of cash flows.
Goodwill and Other Intangibles
The following table summarizes the activity in the Company’s goodwill account during the six-month period ended September 26, 2008:

Amount
(In thousands)
Balance, beginning of the year	$5,559,351
Acquisitions (1)	95,336
Purchase accounting adjustments, net (2)	361,659
Foreign currency translation adjustments	(29,982)

Balance, end of the quarter	$5,986,364

(1)
Balance is attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 11, “Business and Asset Acquisitions.”

(2)
Includes adjustments and reclassifications resulting from management’s review of the valuation of tangible and identifiable intangible assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition, based on management’s estimates, of which approximately $387.6 million was attributable to the Company’s October 2007 acquisition of Solectron, offset by $25.9 million primarily related to recognition of identifiable intangible assets for other acquisitions that were not individually significant. Refer to the discussion of the Company’s acquisitions in Note 11, “Business and Asset Acquisitions.”

The Company tests goodwill for impairment annually as of January 31 and concluded that no impairment existed as of January 31, 2008. The Company also evaluates goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. Reporting units represent components of the Company for which discrete financial information is available that is regularly reviewed by management. The Company has one reporting unit: Electronic Manufacturing Services. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. Although there was a decline in the market capitalization of the Company, its peer companies as well as comparable companies, during most of the recent quarter the Company concluded that there were no triggering events as of September 26, 2008 which would require a formal impairment analysis of the carrying value of goodwill. Accordingly, the Company has not recognized any impairment of its goodwill in the accompanying financial statements. The Company is continuing to monitor its economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility and downward pressure on its price per ordinary share subsequent to September 26, 2008. To the extent the Company concludes that there are any indicators of impairment prior to the date of our next annual goodwill impairment test on January 31, we will perform an impairment analysis under SFAS 142 and could record an impairment charge to write down goodwill to its fair value. If the results of that impairment testing confirm that a write down of goodwill is necessary, then the Company will record an associated charge. Any such charge could be significant and accordingly, would have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s financial covenants or cash flows from operations.
During the six-month period ended September 26, 2008, there were approximately $55.1 million of additions to intangible assets related to customer-related intangibles and approximately $8.4 million related to acquired licenses and other intangibles. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on management’s estimates of cash flow and recoverability. The Company is in the process of determining the fair value of intangible assets acquired in certain historical business combinations. Such valuations will be completed within one year of purchase. The components of acquired intangible assets are as follows:

	As of September 26, 2008			As of March 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)
Intangible assets:
Customer-related	$504,704	$(227,595)	$277,109	$449,623	$(160,971)	$288,652
Licenses and other	48,167	(18,929)	29,238	39,797	(11,059)	28,738

Total	$552,871	$(246,524)	$306,347	$489,420	$(172,030)	$317,390

Intangible assets are amortized over the period and pattern of economic benefit that is expected to be obtained. See Note 11, “Business and Asset Acquisitions” regarding the finalization of the allocation of purchase price in connection with the Solectron acquisition.
The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2009 (1)	$65,328
2010	87,342
2011	61,768
2012	38,763
2013	25,601
Thereafter	27,545

Total amortization expense	$306,347

(1)	Represents estimated amortization for the six-month period ending March 31, 2009.

Provision for income taxes
The Company has tax loss carryforwards for which the Company has recognized deferred tax assets. The Company’s policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the six-month period ended September 26, 2008, the provision for income taxes includes a benefit of approximately $38.5 million for the reversal of valuation allowances and other tax reserves.
A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income from continuing operations resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2008, 2007 and 2006 were $118.0 million, $98.0 million, $61.0 million, respectively. The effect on basic and diluted earnings per share from continuing operations for the fiscal years ended March 31, 2008, 2007 and 2006 were $0.16 and $0.16, $0.17 and $0.16, and $0.11 and $0.10, respectively. Unless extended or otherwise renegotiated, the Company’s existing holidays will expire in the fiscal years ending March 31, 2010 through fiscal 2018.
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
3. STOCK-BASED COMPENSATION
The Company grants equity compensation awards to acquire the Company’s ordinary shares from four plans, which collectively are referred to as the Company’s equity compensation plans below. On September 30, 2008, the Company’s shareholders approved: (i) an increase in the shares available under its 2001 Equity Incentive plan by 20.0 million ordinary shares to 62.0 million ordinary shares, (ii) a 5.0 million increase in the amount of such ordinary shares that may be issued as share bonus awards to 20.0 million ordinary shares, and (iii) a 2.0 million increase in the amount of such ordinary shares subject to awards which may be granted to a person in any calendar year to 6.0 million ordinary shares. For further discussion of these Plans, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008.

Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(In thousands)
Cost of sales	$2,148	$1,470	$4,191	$2,469
Selling, general and administrative expenses	15,348	9,128	27,321	16,854

Total stock-based compensation expense	$17,496	$10,598	$31,512	$19,323

As of September 26, 2008, the total unrecognized compensation cost related to unvested stock options granted to employees under the Company’s equity compensation plans was approximately $110.8 million, net of estimated forfeitures of $8.7 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.3 years, and will be adjusted for subsequent changes in estimated forfeitures. As of September 26, 2008, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $82.5 million, net of estimated forfeitures of approximately $3.9 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.7 years, and will be adjusted for subsequent changes in estimated forfeitures.
Determining Fair Value
The fair value of options granted to employees under the Company’s equity compensation plans during the three-month and six-month periods ended September 26, 2008 and September 28, 2007 was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Expected term	4.1 years	4.6 years	4.3 years	4.6 years
Expected volatility	36.3%	35.6%	36.6%	35.5%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.8%	4.6%	3.1%	4.6%
Weighted-average fair value	$2.76	$4.21	$3.63	$4.18
Options issued during the three-month and six-month periods ended September 26, 2008 have contractual lives of seven years, respectively, and options issued during the three-month and six-month periods ended September 28, 2007 have contractual lives of ten years, respectively.
During the six-month period ended September 26, 2008, 2.7 million options were granted to certain key employees whereby vesting is contingent upon a service requirement over a period of four years. These options expire seven years from the date of grant and are exercisable only when the Company’s stock price is $12.50 per share, or above. The fair value of these options was estimated to be $4.25 per share and was calculated using a lattice model.

Stock-Based Awards Activity
The following is a summary of option activity for the Company’s equity compensation plans, excluding unvested share bonus awards, during the six-month period ended September 26, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of Shares	Price	Term in Years	Intrinsic Value
Outstanding as of March 31, 2008	52,541,413	$11.67
Granted	20,791,398	10.54
Exercised	(1,951,342)	6.56
Forfeited	(4,037,938)	11.06

Outstanding as of September 26, 2008	67,343,531	$11.50	6.02	$3,783,222

Vested and expected to vest as of September 26, 2008	65,570,837	$11.53	5.99	$3,783,222

Exercisable as of September 26, 2008	38,620,378	$12.06	5.22	$3,783,222

The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company’s ordinary shares determined as of the time of option exercise) under the Company’s equity compensation plans was $2.7 million and $5.9 million during the three-month and six-month periods ended September 26, 2008, respectively, and $4.1 million and $5.6 million during the three-month and six-month periods ended September 28, 2007, respectively.
Cash received from option exercises under all equity compensation plans was $9.1 million and $12.9 million for the three-month and six-month periods ended September 26, 2008, respectively, and $7.0 million and $10.0 million for the three-month and six-month periods ended September 28, 2007, respectively.
The following table summarizes share bonus award activity for the Company’s equity compensation plans during the six-month period ended September 26, 2008:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested share bonus awards as of March 31, 2008	8,866,364	$10.70
Granted	2,363,083	10.43
Vested	(1,603,558)	9.45
Forfeited	(469,400)	11.52

Unvested share bonus awards as of September 26, 2008	9,156,489	$10.81

Of the 2.4 million unvested share bonus awards granted under the Company’s equity compensation plans during the six-month period ended September 26, 2008, 700,000 were granted to certain key employees whereby vesting is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals over a period of three years. As of September 26, 2008, management believed that the maximum number of shares will be issued at the end of the performance period.
The total fair value of shares vested under the Company’s equity compensation plans was $6.0 million and $15.5 million during the three-month and six-month periods ended September 26, 2008, respectively, and $3.2 million and $12.7 million during the three-month and six-month periods ended September 28, 2007, respectively.

4. EARNINGS PER SHARE
The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$38,472	$120,938	$168,784	$227,885
Shares used in computation:
Weighted-average ordinary shares outstanding	828,182	609,441	832,337	608,962

Basic earnings per share	$0.05	$0.20	$0.20	$0.37

Diluted earnings per share:
Net income	$38,472	$120,938	$168,784	$227,885
Shares used in computation:
Weighted-average ordinary shares outstanding	828,182	609,441	832,337	608,962
Weighted-average ordinary share equivalents from stock options and awards (1)	1,848	5,567	2,942	5,729
Weighted-average ordinary share equivalents from convertible notes (2)	—	1,408	—	1,288

Weighted-average ordinary shares and ordinary share equivalents outstanding	830,030	616,416	835,279	615,979

Diluted earnings per share	$0.05	$0.20	$0.20	$0.37

(1)
Ordinary share equivalents from equity compensation awards to acquire approximately 65.1 million and 54.5 million shares outstanding during the three-month and six-month periods ended September 26, 2008, respectively, and 38.5 million and 38.4 million shares outstanding during the three-month and six-month periods ended September 28, 2007, respectively, were excluded from the computation of diluted earnings per share primarily because the grant date price of these awards was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)
The principal amount of the Company’s Zero Coupon Convertible Junior Subordinated Notes will be settled in cash, and the conversion spread (excess of conversion value over face value), if any, will be settled by issuance of shares upon maturity. The conversion price was greater than the average stock price during the three-month and six-month periods ended September 26, 2008, and accordingly, no ordinary shares were included as common stock equivalents. For the three-month and six-month periods ended September 28, 2007, approximately 1.4 million and 1.3 million ordinary share equivalents from the conversion spread have been included as common stock equivalents, respectively.

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

5. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(In thousands)
Net income	$38,472	$120,938	$168,784	$227,885
Other comprehensive income:
Foreign currency translation adjustment	(20,012)	13,506	(19,185)	17,648
Unrealized gain on derivative instruments, and other income, net of taxes	1,640	2,341	8,195	680

Comprehensive income	$20,100	$136,785	$157,794	$246,213

6. BANK BORROWINGS AND LONG-TERM DEBT
As of September 26, 2008 and March 31, 2008, there were $200.0 and $161.0 million, respectively, in borrowings outstanding under the Company’s $2.0 billion credit facility. As of September 26, 2008, the Company was in compliance with the financial covenants under the $2.0 billion credit facility.
As of September 26, 2008, the $195.0 million aggregate principal amount of the Zero Coupon Convertible Junior Subordinated Notes, due July 31, 2009, was reclassified to current liabilities and included in “Bank borrowings, current portion of long-term debt and capital lease obligations” in the Condensed Consolidated Balance Sheets.
During October 2008, the Company entered into two interest rate swap transactions to effectively convert the floating interest rate on an additional $200.0 million outstanding under its $1.7 billion Term Loan Agreement to a fixed interest rate. The swaps, having notional amounts of $100.0 million each, become effective on January 2, 2009, expire on January 4, 2010 and will be accounted for as cash flow hedges under SFAS 133. The Company pays a fixed interest rate of approximately 2.42% and 2.45% under each of the $100.0 million swaps, respectively, and receives a floating rate equal to three-month LIBOR for both.
7. TRADE RECEIVABLES SECURITIZATION
The Company continuously sells designated pools of trade receivables under two asset backed securitization programs, including its new $300.0 million facility entered into by the Company on September 25, 2008.
As of September 26, 2008 and March 31, 2008, approximately $720.4 million and $363.7 million of the Company’s accounts receivable, respectively, had been sold to a third-party qualified special purpose entity. The amounts represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The Company received net cash proceeds of approximately $501.3 million and $274.3 million from the unaffiliated financial institutions for the sale of these receivables as of September 26, 2008 and March 31, 2008, respectively. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $219.1 million and $89.4 million as of September 26, 2008 and March 31, 2008, respectively.
On September 25, 2008, the Company entered into a new agreement to continuously sell a designated pool of trade receivables to an affiliated special purpose vehicle, which in turn sells an undivided ownership interest to an agent on behalf of two commercial paper conduits administered by unaffiliated financial institutions. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.50% of serviced receivables per annum. The unaffiliated financial institutions maximum investment limit is $300.0 million. The Company pays annual commitment fees of 0.50% and an additional program fee of 0.45% on amounts outstanding under the facility. In accordance with SFAS 140, the accounts receivable balances that were sold under this agreement were removed from the condensed consolidated balance sheets and are reflected as cash provided by operating activities in the condensed consolidated statements of cash flows, and the difference between the amount sold and net cash proceeds received was recognized as a loss on sale of the receivables. Pursuant to the accounting as prescribed under SFAS 140, the Company is deemed to have sold approximately $280.4 million to the unaffiliated financial institutions under this agreement as of September 26, 2008, and received approximately $279.8 million in net cash proceeds for the sale. Although the special purpose vehicle described above is fully consolidated by the Company in accordance with SFAS 140 and other authoritative accounting literature, it is a separate corporate entity and its assets are available first to satisfy the claims of its creditors.
The Company also sold accounts receivables to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $403.2 million and $478.4 million as of September 26, 2008 and March 31, 2008, respectively.
8. RESTRUCTURING CHARGES
The Company recognized restructuring charges of $29.2 million during the six month period ended September 26, 2008 to realign workforce and capacity primarily related to the acquisition of Solectron. These actions encompassed several manufacturing and design locations and were initiated in an effort to consolidate and integrate our global capacity and infrastructure so as to optimize the Company’s operational efficiencies post-acquisition. The activities associated with these charges involved multiple actions at each location, were completed in multiple steps and will be substantially completed within one year of the commitment dates of the respective activities. The restructuring charges by reportable geographic region amounted to approximately $13.4 million, $10.5 million and $5.3 million for Asia, the Americas and Europe, respectively. The Company classified approximately $26.3 million of these charges as a component of cost of sales during the six-month period ended September 26, 2008.

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
The following table summarizes the provisions, respective payments, and remaining accrued balance as of September 26, 2008 for charges incurred in fiscal year 2009 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
		(In thousands)
Balance as of March 31, 2008	$178,769	$—	$106,924	$285,693
Activities during the first quarter:
Provisions incurred in fiscal year 2009	28,318	121	776	29,215
Cash payments for charges incurred in fiscal year 2009	(442)	—	—	(442)
Cash payments for charges incurred in fiscal year 2008	(42,097)	—	(29,793)	(71,890)
Cash payments for charges incurred in fiscal year 2007 and prior	(1,856)	—	(1,470)	(3,326)
Non-cash charges incurred during the first quarter	—	(121)	(225)	(346)

Balance as of June 27, 2008	162,692	—	76,212	238,904
Cash payments for charges incurred in fiscal year 2009	(8,621)	—	—	(8,621)
Cash payments for charges incurred in fiscal year 2008	(51,142)	—	(7,068)	(58,210)
Cash payments for charges incurred in fiscal year 2007 and prior	(1,569)	—	(1,836)	(3,405)

Balance as of September 26, 2008	101,360	—	67,308	168,668
Less: current portion (classified as other current liabilities)	(97,751)	—	(34,917)	(132,668)

Accrued restructuring costs, net of current portion (classified as other liabilities)	$3,609	$—	$32,391	$36,000

As of September 26, 2008, accrued costs related to restructuring charges incurred during fiscal year 2009 were approximately $19.8 million, the entire amount of which was classified as current.
As of September 26, 2008 and March 31, 2008, accrued restructuring costs for charges incurred during fiscal year 2008 were approximately $119.5 million and $249.6 million, respectively, of which approximately $21.4 million and $50.0 million, respectively, was classified as a long-term obligation. As of September 26, 2008 and March 31, 2008, accrued restructuring costs for charges incurred during fiscal years 2007 and prior were approximately $29.3 million and $36.1 million, respectively, of which approximately $14.6 million and $16.1 million, respectively, was classified as a long-term obligation.
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
As of September 26, 2008 and March 31, 2008, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $16.5 million and $14.3 million, respectively, representing manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other current assets in the condensed consolidated balance sheets.
For further discussion of the Company’s historical restructuring activities, refer to Note 9 “Restructuring Charges” to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008.

9. INTEREST AND OTHER EXPENSE, NET
During the three-month periods ended September 26, 2008 and September 28, 2007, the Company recognized total interest expense of $53.4 million and $32.1 million, respectively, on its debt obligations outstanding during the period. The Company recognized total interest expense of $111.6 million and $63.4 million during the six-month periods ended September 26, 2008 and September 28, 2007, respectively.
During the three-month and six-month periods ended September 26, 2008, the Company recognized $11.9 million in charges for the other-than-temporary impairment of certain of the Company’s investments primarily associated with a customer that is currently experiencing significant financial and liquidity difficulties as discussed in Note 2, “Summary of Accounting Policies — Allowance for Doubtful Accounts.”
During the six-month period ended September 28, 2007 the Company recognized a gain of approximately $9.3 million in connection with the divestiture of a certain international entity. The results of operations for this entity were not significant.
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
The Company issued approximately 221.8 million of its ordinary shares, paid approximately $1.1 billion in cash and assumed approximately 7.4 million fully vested and unvested options to acquire the Company’s ordinary shares in connection with the acquisition. The total purchase price for the acquisition is as follows (in thousands):

Fair value of Flextronics ordinary shares issued	$2,518,664
Cash	1,060,943
Estimated fair value of vested options assumed	11,282
Direct transaction costs (1)	26,292

Total aggregate purchase price	$3,617,181

(1)	Direct transaction costs consist of legal, accounting, financial advisory and other costs relating to the acquisition.

Purchase Price Allocation
The allocation of the purchase price to Solectron’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.
The following represents the Company’s allocation of the total purchase price to the acquired assets and liabilities assumed of Solectron (in thousands):

Current assets:
Cash and cash equivalents	$637,481
Accounts receivable	1,491,232
Inventories	1,716,055
Other current assets	255,704

Total current assets	4,100,472
Property and equipment	558,620
Goodwill	2,555,672
Other intangible assets	191,600
Other assets	129,723

Total assets	7,536,087

Current liabilities:
Accounts payable	1,521,654
Other current liabilities	1,486,030

Total current liabilities	3,007,684
Long-term debt and capital lease obligations, net of current portion	630,837
Other liabilities	280,385

Total aggregate purchase price	$3,617,181

During the six-month period ended September 26, 2008, the Company allocated approximately $173.6 million and $160.1 million to current liabilities and other liabilities, respectively, primarily for certain liabilities assumed from Solectron and other liabilities assumed in connection with restructuring activities accounted for in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Goodwill related to the acquisition increased $388.5 million during the six-month period ended September 26, 2008, as a result of the above and other fair value adjustments that were not significant individually or in the aggregate. As a result of the finalization of the purchase price allocation, cumulative catch-up adjustments were recorded to the condensed consolidated statements of operations resulting in a decrease to income before income taxes of approximately $6.4 million and $4.6 million for the three and six month periods ended September 26, 2008, respectively. These adjustments primarily related to increased amortization expense of approximately $12.1 million and $9.3 million, respectively, offset by a reduction in cost of sales for losses on non-cancelable customer contracts of approximately $5.7 million and $4.7 million, respectively, for the three and six-month periods ended September 26, 2008. Refer to Note 12, “Business and Asset Acquisitions and Divestitures,” to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008 for further discussion regarding the Company’s acquisition of Solectron.
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

•	potential losses in gross profit due to revenue attrition resulting from combining the two companies; and

•	any costs of restructuring, integration, and retention bonuses associated with the closing of the acquisition.

	Three-Month Period Ended	Six-Month Period Ended
	September 28, 2007	September 28, 2007
	(In thousands, except per share amounts)
Net sales	$8,663,352	$16,761,131
Income before income taxes	$109,779	$206,810
Net income	$100,758	$187,521
Basic and diluted earnings per share	$0.12	$0.22
Other Acquisitions
During the six-month period ended September 26, 2008, the Company completed six acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s design and manufacturing capabilities for the computing, infrastructure, industrial and consumer digital market segments, and expanded the Company’s power supply capabilities. The aggregate cash paid for these acquisitions totaled approximately $179.8 million, net of cash acquired. The Company recorded goodwill of $95.3 million from these acquisitions. The purchase prices for these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of valuations. The Company paid approximately $2.4 million relating to a contingent purchase price adjustment from a certain historical acquisition. The purchase price for certain acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through fiscal year 2010. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
12. Share Repurchase Plan
On July 23, 2008, the Company’s Board of Directors authorized the repurchase of up to ten percent of the Company’s outstanding ordinary shares. Until the Company’s 2008 Annual General Meeting, held on September 30, 2008, the Company was authorized to repurchase up to approximately 61.0 million shares. Following shareholder approval at the 2008 Annual General Meeting, the amount authorized for repurchase was increased to approximately 80.9 million shares. Share repurchases will be made in the open market at such times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. During the three and six-month periods ended September 26, 2008, the Company repurchased approximately 29.8 million shares under this plan for an aggregate purchase price of $260.1 million.

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
We are one of the world’s largest EMS providers, with revenues of $8.9 billion and $17.2 billion during the three-month and six-month periods ended September 26, 2008, respectively, and $27.6 billion in fiscal year 2008. As of March 31, 2008, our total manufacturing capacity was approximately 27.0 million square feet in over 25 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets in order to serve the growing outsourcing needs of both multinational and regional OEMs. For the six-month period ended September 26, 2008, our net sales in Asia, the Americas and Europe represented approximately 51%, 33% and 16%, respectively, of our total net sales, based on the location of the manufacturing site.
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

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers;

•	exposure to financially troubled customers;

•	managing growth and changes in our operations; and

•	the current macro-economic environment.
We are experiencing wide fluctuation and uncertainty in certain commodities, labor rates in certain jurisdictions, and energy and freight costs globally. Demand for our customers’ products has slowed in many of the industries we serve. We are continually working to mitigate higher commodity and labor costs through efficiency improvements, discretionary cost management, and working with our customers on product pricing adjustments where appropriate.

As a result of the current macroeconomic environment and associated credit market conditions, both liquidity and access to capital have impacted several of our customers. We have increased our efforts to manage our credit exposure with our customers and are re-assessing the financial condition of many of our customers and suppliers to anticipate exposures and minimize our risk. We have identified situations where customers are filing for bankruptcy or otherwise experiencing severe cash and credit issues. As a result, we have recognized approximately $129 million in charges primarily for provisions of accounts receivable, the write-down of inventory and recognition of related obligations, primarily noncancelable purchase orders, for these distressed customers.
Prior acquisitions have resulted in carrying a substantial amount of goodwill on our balance sheet. Under U.S. GAAP, goodwill is not amortized, but annually evaluated for impairment. To date, we have not had an impairment of goodwill; however, we continue to assess the situation and the need to perform an interim test for potential impairment in light of volatility in the equity markets and continued downward pressure on our price per ordinary share subsequent to September 26, 2008. In the event we record a significant impairment of goodwill in a subsequent period, the non-cash charge would have a significant adverse effect on our GAAP operating results, but would not be expected to have a material adverse effect on our financial covenants or cash flows from operations.
As part of our continuous evaluation of the strategic and financial contributions of each of our operations, we are focusing our efforts and resources on our core vertically-integrated EMS business, which includes design, manufacturing services, components and logistics. We have divested certain non-core operations and we continue to assess further opportunities to maximize shareholder value.
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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.3	94.4	94.7	94.4
Restructuring charges	—	—	0.2	0.1

Gross profit	4.7	5.6	5.1	5.5
Selling, general and administrative expenses	2.9	2.7	2.9	2.8
Intangible amortization	0.6	0.2	0.4	0.3
Restructuring charges	—	—	—	(0.1)
Interest and other expense, net	0.7	0.3	0.7	0.3

Income before income taxes	0.5	2.4	1.1	2.2
Provision for income taxes	0.1	0.2	0.1	0.1

Net income	0.4%	2.2%	1.0%	2.1%

Net Sales
Net sales during the three-month period ended September 26, 2008 totaled $8.9 billion, representing an increase of $3.3 billion, or 59%, from $5.6 billion during the three-month period ended September 28, 2007, primarily due to the acquisition of Solectron and to new program wins from various customers across multiple markets. Sales increased across all of the markets we serve, consisting of; (i) $1.3 billion in the infrastructure market, (ii) $911 million in the computing market, (iii) $648 million in the industrial, medical, automotive and other markets, (iv) $273 million in the mobile communications market, and (v) $164 million in the consumer digital market. Net sales during the three-month period ended September 26, 2008 increased by $1.6 billion in the Americas, $1.2 billion in Asia, and $491 million in Europe.
Net sales during the six-month period ended September 26, 2008 totaled $17.2 billion, representing an increase of $6.5 billion, or 61%, from $10.7 billion during the six-month period ended September 28, 2007, primarily due to the acquisition of Solectron and to new program wins from various customers across multiple markets. Sales increased across all of the markets we serve, consisting of; (i) $2.8 billion in the infrastructure market, (ii) $1.9 billion in the computing market, (iii) $1.3 billion in the industrial, medical, automotive and other markets, (iv) $342 million in the mobile communications market, and (v) $184 million in the consumer digital market. Net sales during the six-month period ended September 26, 2008 increased by $3.2 billion in the Americas, $2.3 billion in Asia, and $955 million in Europe.
Our ten largest customers during the three-month and six-month periods ended September 26, 2008 accounted for approximately 53% and 54% of net sales, respectively, with Sony-Ericsson accounting for greater than 10% of our net sales for both periods. Our ten largest customers during the three-month and six-month periods ended September 28, 2007 accounted for approximately 60% and 61% of net sales, respectively, with Sony-Ericsson accounting for greater than 10% of our net sales for both periods.
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
Gross profit during the three-month period ended September 26, 2008 increased $103.7 million to $417.5 million, or 4.7% of net sales, from $313.8 million, or 5.6% of net sales, during the three-month period ended September 28, 2007. The 90 basis point period-over-period decrease in gross margin was primarily attributable to a $96.7 million write-down of inventory and related contractual obligations associated with certain customers that are experiencing significant financial difficulty.
Gross profit during the six-month period ended September 26, 2008 increased $279.6 million to $874.2 million, or 5.1% of net sales, from $594.6 million, or 5.5% of net sales, during the six-month period ended September 28, 2007. The 40 basis point period-over-period decrease in gross margin was primarily attributable to a $96.7 million, or 56 basis point, increase in expense for the write-down of inventory and related contractual obligations associated with certain customers that are experiencing significant financial difficulty. The Company also experienced a 10 basis point decrease in gross margin due to restructuring charges incurred in connection with the Solectron acquisition. These decreases were offset, in part, by favorable changes in customer and product mix and operational efficiencies.
Restructuring Charges
We recognized $29.2 million of restructuring charges during the six-month period ended September 26, 2008. Restructuring charges were due to the Company realigning workforce and capacity, primarily related to the acquisition of Solectron. The activities associated with these charges involved multiple actions at each location, was completed in multiple steps, and were completed within one year of the commitment dates of the respective activities. We classified approximately $26.3 million of the charges as a component of cost of sales during the six-month period ended September 26, 2008. During the six-month period ended September 28, 2007, we recognized restructuring charges of approximately $10.7 million for severance associated with the consolidation of a manufacturing facility in Europe. Approximately $9.8 million of the charges were classified as a component of cost of sales.

Our restructuring obligation at September 26, 2008 was $168.7 million, of which $132.7 million was classified as a current liability.
Refer to Note 8, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SG&A, amounted to $258.7 million, or 2.9% of net sales, during the three-month period ended September 26, 2008, compared to $152.6 million, or 2.7% of net sales, during the three-month period ended September 28, 2007. The increase in absolute dollars and the percentage of SG&A was primarily the result of our acquisition of Solectron as well as other business and asset acquisitions over the past 12 months, continued investments in resources and investments in certain technologies to enhance our overall design and engineering competencies, an increase in stock-based compensation expense, and the recognition of approximately $20.7 million of provisions for doubtful accounts associated with certain customers that were experiencing significant financial difficulty during the three-month period ended September 26, 2008.
Selling, general and administrative expenses, or SG&A, amounted to $507.3 million, or 2.9% of net sales, during the six-month period ended September 26, 2008, compared to $299.1 million, or 2.8% of net sales, during the six-month period ended September 28, 2007. The increase in absolute dollars and the percentage of SG&A was primarily the result of our acquisition of Solectron as well as other business and asset acquisitions over the past 12 months, continued investments in resources and investments in certain technologies to enhance our overall design and engineering competencies, an increase in stock-based compensation expense, and the recognition of approximately $20.7 million of provisions for doubtful accounts associated with certain customers that are experiencing significant financial difficulty during the six-month period ended September 26, 2008.
Intangible Amortization
Amortization of intangible assets during the three-month period ended September 26, 2008 increased by $36.6 million to $50.3 million from $13.7 million during the three-month period ended September 28, 2007. The increase in expense during the three-month period ended September 26, 2008 was principally attributable to the increase in intangibles arising from the Company’s acquisition of Solectron on October 1, 2007, and to a lesser extent from other acquisitions completed subsequent to September 28, 2007 that were individually not significant. The increase was offset, in part, by the write-off of certain intangible asset licenses, due to technological obsolescence, during the fourth quarter of fiscal year 2008.
Amortization of intangible assets during the six-month period ended September 26, 2008 increased by $45.2 million to $75.6 million from $30.4 million during the six-month period ended September 28, 2007. The increase in expense during the six-month period ended September 26, 2008 was principally attributable to the increase in intangibles arising from the Company’s acquisition of Solectron on October 1, 2007, and to a lesser extent from other acquisitions completed subsequent to September 28, 2007 that were individually not significant. The increase was offset, in part, by the write-off of certain intangible asset licenses, due to technological obsolescence, during the fourth quarter of fiscal year 2008.
Interest and Other Expense, Net
Interest and other expense, net was $59.9 million during the three-month period ended September 26, 2008 compared to $16.2 million during the three-month period ended September 28, 2007, an increase of $43.7 million. The increase in expense is primarily the result of $29.2 million of interest expense attributable to our $1.7 billion in borrowings under our term loan facility used to finance the acquisition of Solectron on October 1, 2007, as well as the refinancing of certain Solectron outstanding debt obligations. Additionally, we recognized a loss of approximately $11.9 million during the three-month period ended September 26, 2008 for the other-than-temporary impairment of certain of the Company’s investments primarily associated with a customer that is currently experiencing significant financial and liquidity difficulties.

Interest and other expense, net was $99.6 million during the six-month period ended September 26, 2008 compared to $22.4 million during the six-month period ended September 28, 2007, an increase of $77.2 million. The increase in expense is primarily the result of $57.5 million of interest expense attributable to our $1.7 billion in borrowings under our term loan facility used to finance the acquisition of Solectron, as well as the refinancing of certain Solectron outstanding debt obligations. Additionally, we recognized a loss of approximately $11.9 million for the other-than-temporary impairment of certain of the Company’s investments primarily associated with a customer that is currently experiencing significant financial and liquidity difficulties. During the six-month period ended September 28, 2007 we recognized a gain of approximately $9.3 million in connection with the divestiture of a certain international entity, which also contributed to the current period increase in interest and other expense, net.
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
The Company has tax loss carryforwards attributable to continuing operations for which we have recognized deferred tax assets. Our policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the six-month period ended September 26, 2008, the provision for income taxes includes a benefit of approximately $38.5 million for the reversal of valuation allowances and other tax reserves.
The Company’s effective tax rate was 20.7% and 10.7% for the three-month and six-month periods ended September 26, 2008, respectively, and 7.9% and 5.7% for the three-month and six-month periods ended September 28, 2007, respectively. The increase in the effective tax rates for the periods ended September 26, 2008 was primarily because the Company received no tax benefits for the $129.3 million of charges recognized for certain customers that are experiencing significant financial difficulty.
The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, Poland and Singapore. Refer to Note 2, “Summary of Accounting Policies — Provision for Income Taxes” of the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of certain tax holidays and incentives.
LIQUIDITY AND CAPITAL RESOURCES
As of September 26, 2008, we had cash and cash equivalents of approximately $1.7 billion and bank and other borrowings of $3.4 billion. We also had a $2.0 billion credit facility, under which we had $200 million of borrowings outstanding as of September 26, 2008, which is included in the $3.4 billion outstanding above.
Cash provided by operating activities amounted to $748.0 million during the six-month period ended September 26, 2008. This resulted primarily from $168.8 million in net income for the period before adjustments to exclude approximately $276.5 million of non-cash items such as depreciation, amortization, stock-based compensation expense and interest and other income, and a $302.7 million decrease in working capital and other net operating assets. The decrease in working capital and other net operating assets was principally attributable to a net increase in accounts payable and other current liabilities, primarily due to quarter end timing of payments; a decrease in accounts receivable resulting, in part, from our increased access and use of our asset backed securitization program; offset, in part, by an increase in inventory for ramp of existing orders. Working capital as of September 26, 2008 and March 31, 2008 was approximately $2.4 billion and $2.9 billion, respectively.

Cash used in investing activities during the six-month period ended September 26, 2008 amounted to $567.9 million. This resulted primarily from capital expenditures for equipment and the continued expansion of various low-cost, high-volume manufacturing facilities and industrial parks, and payments for the acquisitions of businesses including contingent purchase price payments for historical acquisitions.
Cash used in financing activities amounted to $214.7 million during the six-month period ended September 26, 2008, which was primarily from $260.1 million in payments for the repurchase of 29.8 million of the Company’s ordinary shares.
We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares. Effective with the quarter ended September 26, 2008, we reclassified the $195.0 million aggregate principal amount of our Zero Coupon Convertible Junior Subordinated Notes, due July 31, 2009 to a current obligation. On July 23, 2008, our Board of Directors authorized the repurchase of up to ten percent of the Company’s outstanding ordinary shares, and as of September 30, 2008, the amount authorized for repurchase was increased to approximately 80.9 million shares. Refer to Note 12, “Share Repurchase Plan” of the Notes to the Condensed Consolidated Financial Statements for further details. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. A significant impairment of our goodwill, if any as discussed above, could impact our ability to repurchase shares in future periods. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. Share repurchases could require that we raise additional capital. During the three and six-month periods ended September 26, 2008, the Company repurchased approximately 29.8 million shares under this plan for an aggregate purchase price of $260.1 million.
Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. As evidenced by the recent turmoil in the financial markets, credit has tightened. We are reviewing our debt and capital structure to minimize any impact on the Company, and will attempt to mitigate any reductions in cash flow as a result of an economic slowdown by reducing capital expenditures, acquisitions, and other discretionary spending. Although cash balances are generated and held in many locations throughout the world and local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances, we do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout our global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months.
Working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. Future liquidity needs will also depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, the extent of cash charges associated with any future restructuring activities, timing of cash outlays associated with historical restructuring and integration activities, including obligations assumed by the Company in connection with its acquisition of Solectron, and levels of shipments and changes in volumes of customer orders.
Historically, we have funded our operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables under asset backed securitization programs, including a new $300.0 million facility entered into by the Company on September 25, 2008, and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements, to certain third-party banking institutions with limited recourse.
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
OFF-BALANCE SHEET ARRANGEMENTS
We continuously sell a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to an investment conduit administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. The fair value of the Company’s investment participation, together with its recourse obligation that approximates 5% of the total receivables sold, was approximately $219.1 million and $89.4 million as of September 26, 2008 and March 31, 2008, respectively. The increase in the Company’s investment participation was attributable to an increase in receivables sold to the qualified special purpose entity during the six-month period ended September 26, 2008. Refer to Note 7, “Trade Receivables Securitization” of the Notes to Condensed Consolidated Financial Statements for further discussion.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the six-month period ended September 26, 2008 as compared to the fiscal year ended March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 26, 2008, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2008, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results. Additional and updated risks are as follows:
Our exposure to financially troubled customers or suppliers may adversely affect our financial results.
We provide EMS services to companies and industries that have in the past, and may in the future, experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. Our suppliers may also experience financial difficulty in this environment. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. These conditions could adversely affect our financial position and results of operations. In the three months ended September 26, 2008, we recognized approximately $129 million in charges for provisions of accounts receivable, the write-down of inventory and recognition of related obligations for certain distressed customers.
The conditions of the U.S. and international capital markets may adversely affect our ability to draw on our current revolving credit facility.
If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.
Our goodwill could become impaired
We have a substantial amount of goodwill attributable to acquisitions. We are required to evaluate goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the recorded value of assets, including goodwill, and liabilities (“net book value”) may not be recoverable. To date, we have not recognized any impairment of our goodwill in connection with our evaluation of the Company’s market capitalization; however, we are continuing to monitor the situation and assess potential impairment in light of recent macro-economic indications in the equity markets as well as recent volatility and downward pressure on our price per ordinary share subsequent to September 26, 2008. To the extent we conclude that there are any indicators of impairment prior to the date of our next annual goodwill impairment test on January 31, 2009 we will perform an impairment analysis under SFAS 142 and could record an impairment charge to write down goodwill to its fair value. If the results of that impairment testing confirm that a write down of goodwill is necessary, then we will record an associated charge. In the event we are required to record a significant impairment of goodwill, the charge would have a material adverse effect on our reported financial position and operating results, but would not be expected to have any affect on our financial covenants or cash flows from operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Sales of Unregistered Securities
On July 7, 2008, we issued an aggregate of 141,838 ordinary shares in consideration for the acquisition of certain of the shares of a privately-held company that provides power supply modules pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from June 28, 2008 through September 26, 2008.

				Maximum Number
			Total Number of Shares	of Shares that May Yet
	Total Number		Purchased as Part of	Be Purchased Under
	of Shares	Average Price	Publicly Announced	the Plans
Period	Purchased (1)	Paid per Share	Plans or Programs (2)	or Programs (2)
June 28 — July 27, 2008	—	$—	—	80,923,893
July 28 — August 27, 2008	12,476,107	9.00	12,476,107	80,923,893
August 28 — September 26, 2008	17,303,615	8.54	17,303,615	80,923,893

Total	29,779,722	$8.73	29,779,722

(1)
During the period from June 28, 2008 through September 26, 2008 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On July 23, 2008, our Board of Directors authorized the purchase of up to ten percent of the Company’s outstanding ordinary shares. Following shareholder approval at the 2008 Annual General Meeting on September 30, 2008, the amount authorized for repurchase was increased up to approximately 80.9 million shares. The repurchase plan will expire on the date on which our next annual general meeting is held or required by law to be held, which is expected to be in September 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual General Meeting of Shareholders on September 30, 2008 at 2090 Fortune Drive, San Jose, California, 95131, U.S.A. at which the following matters were acted upon:

1a.	Re-election of Mr. H. Raymond Bingham as a director to our Board of Directors.	For:	754,900,103
		Against:	12,521,124
		Abstain:	601,469

1b.	Re-election of Mr. Ajay B. Shah as a director to our Board of Directors.	For:	754,822,511
		Against:	12,596,666
		Abstain:	604,519

2.	Election of Dr. Willy C. Shih as a director to our Board of Directors.	For:	755,584,101
		Against:	11,829,986
		Abstain:	608,609

3.	Re-appointment of Mr. Rockwell A. Schnabel as a director to our Board of Directors.	For:	741,039,037
		Against:	26,350,365
		Abstain:	633,294

4.	Re-appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2009 and authorization of our Board of Directors to fix their remuneration.	For:	761,755,350
		Against:	5,853,561
		Abstain:	413,785

5.	Approval of the general authorization for our Directors to allot and issue ordinary shares.	For:	656,225,245
		Against:	23,887,643
		Abstain:	639,190
		Broker Non Votes:	87,270,618

6.	Approval of the proposed renewal of the share repurchase mandate relating to acquisitions by us of our issued ordinary shares.	For:	677,494,198
		Against:	2,915,514
		Abstain:	342,366
		Broker Non Votes:	87,270,618

7.	Approval for us to amend the 2001 Equity Incentive Plan (“2001 Plan”) by increasing the sub-limit on the maximum number of ordinary shares which may be issued as stock bonus awards by 5,000,000 ordinary shares to an aggregate of 20,000,000 ordinary shares.	For:	532,405,667
		Against:	147,929,808
		Abstain:	416,168
		Broker Non Votes:	87,271,053

8.	Approval for us to amend the 2001 Plan by increasing the sub-limit on the maximum number of ordinary shares subject to awards which may be granted to a person in any calendar year from 4,000,000 ordinary shares to 6,000,000 ordinary shares.	For:	446,109,108
		Against:	234,237,478
		Abstain:	405,057
		Broker Non Votes:	87,271,053

9.	Approval for us to amend the 2001 Plan by increasing the share reserve by 20,000,000 ordinary shares to an aggregate of 62,000,000 ordinary shares (not including shares available under plans consolidated into the 2001 Plan).	For:	526,533,785
		Against:	153,788,578
		Abstain:	429,280
		Broker Non Votes:	87,271,053
At the meeting, Messrs. H. Raymond Bingham, Ajay B. Shah and Willy C. Shih were re-elected to the Board of Directors. Mr. Rockwell A. Schnabel was re-appointed to the Board of Directors. Messrs. James A. Davidson, Richard L. Sharp, Lip-Bu Tan and Michael M. McNamara continued their terms of office as directors following the meeting. On October 13, 2008, Mr. Sharp retired and was replaced by Mr. Robert L. Edwards.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit
10.01	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended through September 30, 2008.*
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

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

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer (Principal Executive Officer)
Date: November 4, 2008

/s/ Paul Read
Paul Read
Chief Financial Officer (Principal Financial Officer)
Date: November 4, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended through September 30, 2008.*
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

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