Form 10-Q
period 2008-12-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2009-02-06
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Yes ☐ No ☑
     As of February 2, 2009, there were 809,557,387 shares of the Registrant’s ordinary shares outstanding.

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
One Marina Boulevard, #28-00
Singapore, 018989
We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2008 and December 31, 2007, and of cash flows for the nine-month periods ended December 31, 2008 and December 31, 2007. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 5, 2009

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	March 31,
	2008	2008
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,796,279	$1,719,948
Accounts receivable, net of allowance for doubtful accounts of $31,563 and $16,732 as of December 31, 2008 and March 31, 2008, respectively	2,907,353	3,550,942
Inventories	3,500,955	4,118,550
Other current assets	977,472	923,497

Total current assets	9,182,059	10,312,937
Property and equipment, net	2,474,235	2,465,656
Goodwill	—	5,559,351
Other intangible assets, net	310,641	317,390
Other assets	807,194	869,581

Total assets	$12,774,129	$19,524,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$213,227	$28,591
Accounts payable	4,830,123	5,311,337
Accrued payroll	379,059	399,718
Other current liabilities	1,766,843	1,661,369

Total current liabilities	7,189,252	7,401,015
Long-term debt and capital lease obligations, net of current portion	2,959,740	3,388,337
Other liabilities	573,765	571,119
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, no par value; 839,364,115 and 835,202,669 shares issued, and 809,584,393 and 835,202,669 shares outstanding as of December 31, 2008 and March 31, 2008, respectively	8,602,375	8,538,723
Accumulated deficit	(6,218,520)	(372,170)
Accumulated other comprehensive loss	(72,409)	(2,109)
Treasury stock, at cost; 29,779,722 shares as of December 31, 2008	(260,074)	—

Total shareholders’ equity	2,051,372	8,164,444

Total liabilities and shareholders’ equity	$12,774,129	$19,524,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$8,153,289	$9,068,658	$25,366,051	$19,782,783
Cost of sales	7,855,950	8,538,958	24,168,167	18,648,730
Restructuring charges	—	211,780	26,317	221,533

Gross profit	297,339	317,920	1,171,567	912,520
Selling, general and administrative expenses	275,922	261,586	783,235	560,725
Intangible amortization	32,613	21,058	108,176	51,444
Goodwill impairment charge	5,949,977	—	5,949,977	—
Restructuring charges	—	34,052	2,898	34,973
Other charges (income), net	(2,627)	61,078	9,310	61,078
Interest and other expense, net	53,641	36,921	141,254	59,349

Income (loss) before income taxes	(6,012,187)	(96,775)	(5,823,283)	144,951
Provision for income taxes	2,947	677,636	23,067	691,477

Net loss	$(6,015,134)	$(774,411)	$(5,846,350)	$(546,526)

Basic and diluted loss per share	$(7.43)	$(0.94)	$(7.09)	$(0.80)

Basic and diluted weighted average shares outstanding	809,536	828,147	824,737	682,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31,
	2008	2007
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,846,350)	$(546,526)
Depreciation, amortization and other impairment charges	435,467	486,597
Goodwill impairment charge	5,949,977	—
Deferred income taxes	(19,145)	640,375
Gain on divestiture of operations	—	(9,309)
Gain on repurchase of 1% Convertible Subordinated Notes	(28,148)	—
Provision for doubtful accounts	66,588	1,164
Non-cash other, net	3,451	11,243
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	486,341	(371,529)
Inventories	631,966	20,951
Other assets	62,583	(121,421)
Accounts payable	(505,430)	858,593
Other liabilities	(206,065)	110,289

Net cash provided by operating activities	1,031,235	1,080,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(373,266)	(210,435)
Acquisition of businesses, net of cash acquired	(199,584)	(439,216)
Proceeds from divestitures of operations	5,269	11,138
Other investments and notes receivable, net	(8,085)	(62,798)

Net cash used in investing activities	(575,666)	(701,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt, net of issuance costs	9,317,918	4,596,822
Repayments of bank borrowings, long-term debt and capital lease obligations	(9,289,583)	(3,893,594)
Payments for repurchase of long-term debt	(226,199)	—
Payments for repurchases of ordinary shares	(260,074)	—
Net proceeds from issuance of ordinary shares	12,842	29,097

Net cash provided by (used in) financing activities	(445,096)	732,325

Effect of exchange rates on cash	65,858	(25,142)

Net increase in cash and cash equivalents	76,331	1,086,299
Cash and cash equivalents, beginning of period	1,719,948	714,525

Cash and cash equivalents, end of period	$1,796,279	$1,800,824

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Issuance of ordinary shares for acquisition of business	$—	$2,519,670
Fair value of vested options assumed in acquisition of business	$—	$11,282
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
     On October 1, 2007, the Company completed the acquisition of 100% of the outstanding common stock of Solectron Corporation (“Solectron”). Refer to Note 12, “Business and Asset Acquisitions” for further details.
2. SUMMARY OF ACCOUNTING POLICIES
  Basis of Presentation and Principles of Consolidation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2008 contained in the Company’s Annual Report on Form 10-K, as amended. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.
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

To the extent the Company identifies exposures as a result of credit or customer evaluations, the Company also reviews other customer related exposures, including but not limited to inventory and related contractual obligations. During the three-month and nine-month period ended December 31, 2008 the Company incurred $145.3 million and $262.7 million of charges for Nortel and other customers that filed for bankruptcy or restructuring protection or otherwise were experiencing significant financial and liquidity difficulties. Of these charges, the Company classified approximately $98.0 million and $194.7 million in cost of sales related to the write-down of inventory and associated contractual obligations and $47.3 million and $68.0 million as selling, general and administrative expenses for provisions for doubtful accounts during the three-month and nine-month periods ended December 31, 2008, respectively. In the case of Nortel, in developing the charge to cost of sales, the Company considered its negotiated agreement requiring Nortel to purchase $120.0 million of existing inventory by July 1, 2009. This agreement has received preliminary approval by the Ontario Superior Court of Justice and $75.0 million has been collected under the arrangement as of January 31, 2009.
     Based on all information available through December 31, 2008, including discussions with Nortel and its financial advisors, the Company believed that payment of receivables from Nortel was reasonably assured at the time of shipment, and accordingly, the Company recorded revenues on sales to Nortel at the time of shipment during the period. As part of the contractual arrangement discussed above, the Company also secured five day payment terms on all post-bankruptcy petition and post-CCCA (Companies’ Creditors Arrangement Act) filing shipments for Nortel. The Company reclassified approximately $88.2 million of trade receivables from Nortel, net of the $47.3 million reserve, to other assets as of December 31, 2008, as the Company does not expect these amounts to be collected within one year. In developing the provision for these receivables, the Company considered various mitigating factors including existing provisions for Nortel, off-setting obligations from Nortel and amounts subject to administrative priority claims. As it is early in the restructuring proceedings, these estimates required a considerable amount of judgment and accordingly, the provisions are subject to change.
     For all other customers experiencing significant financial and liquidity difficulties and for which the Company recognized associated charges during the nine-month period ended December 31, 2008, the Company recognizes revenues from these customers only when it collects cash for the services, assuming all other criteria for revenue recognition have been met.
  Inventories
     The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	December 31,	March 31,
	2008	2008
	(In thousands)
Raw materials	$2,290,727	$2,435,066
Work-in-progress	630,628	764,860
Finished goods	579,600	918,624

	$3,500,955	$4,118,550

  Property and Equipment
     Total depreciation expense associated with property and equipment amounted to approximately $100.8 million and $284.6 million for the three-month and nine-month periods ended December 31, 2008, respectively, and $105.0 million and $246.1 million for the three-month and nine-month periods ended December 31, 2007, respectively. Proceeds from the disposition of property and equipment were $36.7 million and $76.3 million during the nine-month periods ended December 31, 2008 and December 31, 2007, respectively, and are presented net with purchases of property and equipment within cash flows from investing activities in the condensed consolidated statements of cash flows.

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
     During its third fiscal quarter ended December 31, 2008, the Company concluded that an interim goodwill impairment analysis was required based on the significant decline in the Company’s market capitalization during the quarter. This decline in market capitalization was driven largely by deteriorating macroeconomic conditions that contributed to a considerable decrease in market multiples as well as a decline in the Company’s estimated discounted cash flows.
     Pursuant to the guidance in SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of the Company is compared to its carrying value. In connection with the preparation of interim financial statements for the three-month period ended December 31, 2008, management completed a valuation of the Company, which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections, and concluded the estimated fair value of the Company was less than its net book value. Accordingly the guidance in SFAS 142 requires a second step to determine the implied fair value of the Company’s goodwill, and to compare it to the carrying value of the Company’s goodwill. This second step includes valuing all of the tangible and intangible assets and liabilities of the Company as if it had been acquired in a business combination, including valuing all of the Company’s intangible assets even if they were not currently recorded to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill was zero. As a result, the Company recognized a non-cash impairment charge of approximately $5.9 billion for the three-month and nine-month periods ended December 31, 2008, respectively, to write-off the entire carrying value of its goodwill.
     The following table summarizes the activity in the Company’s goodwill account during the nine-month period ended December 31, 2008:

Amount
(In thousands)
Balance, beginning of the year	$5,559,351
Acquisitions (1)	112,019
Impairment losses	(5,949,978)
Purchase accounting adjustments, net (2)	354,721
Foreign currency translation adjustments	(76,113)

Balance, end of the quarter	$—

(1)
Balance is attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 12, “Business and Asset Acquisitions.”

(2)
Includes adjustments and reclassifications resulting from management’s review of the valuation of tangible and identifiable intangible assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition, based on management’s estimates, of which approximately $362.5 million was attributable to the Company’s October 2007 acquisition of Solectron, offset by $7.8 million of other adjustments that were not individually significant. Refer to the discussion of the Company’s acquisitions in Note 12, “Business and Asset Acquisitions.”

     During the nine-month period ended December 31, 2008, there were approximately $83.4 million of additions to intangible assets related to customer-related intangibles and approximately $15.8 million related to acquired licenses and other intangibles. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on management’s estimates of cash flow and recoverability. The Company is in the process of determining the fair value of intangible assets acquired in certain historical business combinations. Such valuations will be completed within one year of purchase.

The components of acquired intangible assets are as follows:

	As of December 31, 2008			As of March 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets:
Customer-related	$533,001	$(255,023)	$277,978	$449,623	$(160,971)	$288,652
Licenses and other	55,586	(22,923)	32,663	39,797	(11,059)	28,738

Total	$588,587	$(277,946)	$310,641	$489,420	$(172,030)	$317,390

     Intangible assets are amortized over the period and pattern of economic benefit that is expected to be obtained. See Note 12, “Business and Asset Acquisitions” regarding the finalization of the allocation of purchase price in connection with the Solectron acquisition.
  The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2009 (1)	$27,390
2010	101,193
2011	70,481
2012	45,943
2013	30,107
Thereafter	35,527

Total amortization expense	$310,641

(1)	Represents estimated amortization for the three-month period ending March 31, 2009.
  Provision for income taxes
     The Company has tax loss carryforwards for which the Company has recognized deferred tax assets. The Company’s policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the nine-month period ended December 31, 2008, the provision for income taxes includes a benefit of approximately $57.9 million for the reversal of valuation allowances and other tax reserves. The Company received no tax benefit from the write-off of goodwill or distressed customer charges.
     During the nine-month period ended December 31, 2007, the Company recognized tax expense of approximately $661.3 million relating to a re-evaluation of previously recorded deferred tax assets in the United States, which were primarily comprised of tax loss carryforwards. Management believed that the likelihood certain deferred tax assets would be realized had decreased because the Company expected future projected taxable income in the United States would be lower as a result of increased interest expense resulting from the term loan entered into as part of the acquisition of Solectron. There was no incremental cash expenditure relating to this increase in tax expense.
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
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The Company is required to adopt FSP APB 14-1 retrospectively, effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company will adopt FSP APB 14-1 beginning April 1, 2009 and is evaluating the impact that the adoption of FSP APB 14-1 will have on its consolidated financial position, results of operations and cash flows.
3. STOCK-BASED COMPENSATION
     The Company grants equity compensation awards to acquire the Company’s ordinary shares from four plans, which collectively are referred to as the Company’s equity compensation plans below. On September 30, 2008, the Company’s shareholders approved: (i) an increase in the shares available under its 2001 Equity Incentive plan by 20.0 million ordinary shares to 62.0 million ordinary shares, (ii) a 5.0 million share increase in the amount of such ordinary shares that may be issued as share bonus awards to 20.0 million ordinary shares, and (iii) a 2.0 million share increase in the amount of such ordinary shares subject to awards which may be granted to a person in any calendar year to 6.0 million ordinary shares. For further discussion of these Plans, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008.
  Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)
Cost of sales	$2,607	$2,205	$6,798	$4,674
Selling, general and administrative expenses	15,179	12,139	42,500	28,993

Total stock-based compensation expense	$17,786	$14,344	$49,298	$33,667

     As of December 31, 2008, the total unrecognized compensation cost related to unvested stock options granted to employees under the Company’s equity compensation plans was approximately $119.9 million, net of estimated forfeitures of $9.4 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years, and will be adjusted for subsequent changes in estimated forfeitures. As of December 31, 2008, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $74.2 million, net of estimated forfeitures of approximately $3.5 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.4 years, and will be adjusted for subsequent changes in estimated forfeitures.

  Determining Fair Value
     The fair value of options granted to employees under the Company’s equity compensation plans during the three-month and nine-month periods ended December 31, 2008 and December 31, 2007 was estimated using the following weighted-average assumptions:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2008	2007	2008	2007
Expected term	4.1 years	4.6 years	4.2 years	4.6 years
Expected volatility	62.4%	37.0%	50.2%	36.1%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	3.8%	2.2%	4.2%
Weighted-average fair value	$1.10	$4.54	$2.29	$4.33
     Options issued during the three-month and nine-month periods ended December 31, 2008 have contractual lives of seven years, respectively, and options issued during the three-month and nine-month periods ended December 31, 2007 have contractual lives of ten years, respectively.
     During the nine-month period ended December 31, 2008, 2.7 million options were granted to certain key employees whereby vesting is contingent upon a service requirement over a period of four years. These options expire seven years from the date of grant and are exercisable only when the Company’s stock price is $12.50 per share, or above. The fair value of these options was estimated to be $4.25 per share and was calculated using a lattice model.
  Stock-Based Awards Activity
     The following is a summary of option activity for the Company’s equity compensation plans, excluding unvested share bonus awards, during the nine-month period ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of Shares	Price	Term in Years	Intrinsic Value
Outstanding as of March 31, 2008	52,541,413	$11.67
Granted	41,194,081	6.45
Exercised	(2,242,639)	6.13
Forfeited	(6,096,696)	11.14

Outstanding as of December 31, 2008	85,396,159	$9.33	6.06	$6,085,261

Vested and expected to vest as of December 31, 2008	82,689,415	$9.41	6.03	$5,717,959

Exercisable as of December 31, 2008	38,184,190	$12.12	5.09	$—

     The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company’s ordinary shares determined as of the time of option exercise) under the Company’s equity compensation plans was $0.4 million and $6.3 million during the three-month and nine-month periods ended December 31, 2008, respectively, and $6.3 million and $11.9 million during the three-month and nine-month periods ended December 31, 2007, respectively.
     Cash received from option exercises under all equity compensation plans was $0.9 million and $13.7 million for the three-month and nine-month periods ended December 31, 2008, respectively, and $19.1 million and $29.1 million for the three-month and nine-month periods ended December 31, 2007, respectively.

     The following table summarizes share bonus award activity for the Company’s equity compensation plans during the nine-month period ended December 31, 2008:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested share bonus awards as of March 31, 2008	8,866,364	$10.70
Granted	2,597,727	9.92
Vested	(1,776,102)	9.36
Forfeited	(604,125)	11.49

Unvested share bonus awards as of December 31, 2008	9,083,864	$10.68

     Of the 2.6 million unvested share bonus awards granted under the Company’s equity compensation plans during the nine-month period ended December 31, 2008, 700,000 were granted to certain key employees whereby vesting is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals over a period of three years. As of December 31, 2008, management believed that the maximum number of shares will be issued at the end of the performance period.
     The total fair value of shares vested under the Company’s equity compensation plans was $1.1 million and $16.6 million during the three-month and nine-month periods ended December 31, 2008, respectively, and $3.2 million and $15.9 million during the three-month and nine-month periods ended December 31, 2007, respectively.
4. EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share is measured as net income or loss divided by the weighted average outstanding ordinary shares for the period. Diluted earnings (loss) per share includes the potential dilution from stock options, share bonus awards and convertible securities. As a result of the Company’s net losses for the three-month and nine-month periods ended December 31, 2008 and 2007, the following ordinary share equivalents were excluded from the computation of diluted earnings (loss) per share:
•
Ordinary share equivalents from equity compensation awards to acquire approximately 73.3 million and 68.2 million ordinary shares outstanding during the three-month and nine-month periods ended December 31, 2008, respectively, and 46.1 million and 45.4 million shares outstanding during the three-month and nine-month periods ended December 31, 2007; and

•
Ordinary share equivalents from the conversion spread (excess of conversion value over face value), of the Company’s convertible notes totaling approximately 2.2 million and 1.6 million shares, respectively, during the three-month and nine-month periods ended December 31, 2007. There were no ordinary share equivalents attributable to the Company’s convertible notes during the three-month and nine-month periods ended December 31, 2008 because the conversion price was greater than the average stock price during the periods.

5. OTHER COMPREHENSIVE INCOME
     The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2008	2007	2008	2007
		(In thousands)
Net loss	$(6,015,134)	$(774,411)	$(5,846,350)	$(546,526)
Other comprehensive income:
Foreign currency translation adjustment	(25,219)	(1,289)	(44,404)	16,359
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	(34,091)	(5,216)	(25,896)	(4,536)

Comprehensive loss	$(6,074,444)	$(780,916)	$(5,916,650)	$(534,703)

6. BANK BORROWINGS AND LONG-TERM DEBT
     As of December 31, 2008 and March 31, 2008, there were $200.0 and $161.0 million, respectively, in borrowings outstanding under the Company’s $2.0 billion credit facility. As of December 31, 2008, the Company was in compliance with the financial covenants under the $2.0 billion credit facility.
     As of December 31, 2008, the $195.0 million aggregate principal amount of the Zero Coupon Convertible Junior Subordinated Notes, due July 31, 2009, was reclassified to current liabilities and included in “Bank borrowings, current portion of long-term debt and capital lease obligations” in the Condensed Consolidated Balance Sheets.
     During October 2008, the Company entered into two interest rate swap transactions to effectively convert the floating interest rate on an additional $200.0 million outstanding under its $1.7 billion Term Loan Agreement to a fixed interest rate. The swaps, having notional amounts of $100.0 million each, become effective on January 2, 2009, expire on January 4, 2010 and are accounted for as cash flow hedges under SFAS 133. The Company pays a fixed interest rate of approximately 2.42% and 2.45% under each of the $100.0 million swaps, respectively, and receives a floating rate equal to three-month LIBOR for both.
     During December 2008, the Company paid approximately $226.2 million to purchase an aggregate principal amount of $260.0 million of its outstanding 1% Convertible Subordinated Notes due August 1, 2010 (the “Notes”) in accordance with a modified Dutch auction procedure. The Company recognized a gain of approximately $28.1 million during the three-month and nine-month periods ended December 31, 2008 associated with the partial extinguishment of the Notes net of approximately $5.7 million for estimated transaction costs and the write-off of related debt issuance costs, which is recorded in Other charges (income), net in the Condensed Consolidated Statements of Operations. As of December 31, 2008, $240.0 million of the Notes remained outstanding.
7. TRADE RECEIVABLES SECURITIZATION
     The Company continuously sells designated pools of trade receivables under two asset backed securitization programs, including its new $300.0 million facility entered into by the Company on September 25, 2008.
Global Asset-Backed Securitization Agreement
     The Company continuously sells a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to two commercial paper conduits, administered by an unaffiliated financial institution. In addition to these commercial paper conduits, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.00% of serviced receivables per annum. Servicing fees recognized during the three-month and nine-month periods ended December 31, 2009 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
     The maximum investment limit of the two commercial paper conduits is $700.0 million, inclusive of $200.0 million attributable to two Obligor Specific Tranches, which were incorporated in order to minimize the impact of excess concentrations of two major customers. The Company pays annual facility and commitment fees ranging from 0.16% to 0.40% (averaging approximately 0.25%) for unused amounts and an additional program fee of 0.10% on outstanding amounts.
     The third-party special purpose entity is a qualifying special purpose entity as defined in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and accordingly, the Company does not consolidate this entity pursuant to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). As of December 31, 2008 and March 31, 2008, approximately $530.9 million and $363.7 million of the Company’s accounts receivable, respectively, had been sold to this third-party qualified special purpose entity. The amounts represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates.

The accounts receivable balances that were sold under this agreement were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The Company received net cash proceeds of approximately $399.0 million and $274.3 million from the commercial paper conduits for the sale of these receivables as of December 31, 2008 and March 31, 2008, respectively. The difference between the amount sold to the commercial paper conduits and net cash proceeds received from the commercial paper conduits is recognized as a loss on sale of the receivables and recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $131.9 million and $89.4 million as of December 31, 2008 and March 31, 2008, respectively, and each is recorded in Other current assets in the Condensed Consolidated Balance Sheet as of December 31, 2008. The amount of the Company’s own investment participation varies depending on certain criteria, mainly the collection performance on the sold receivables. As the recoverability of the trade receivables underlying the Company’s own investment participation is determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts prior to sale into the third party qualified special purpose entity, the fair value of the Company’s own investment participation reflects the estimated recoverability of the underlying trade receivables.
North American Asset-Backed Securitization Agreement
     On September 25, 2008, the Company entered into a new agreement to continuously sell a designated pool of trade receivables to an affiliated special purpose vehicle, which in turn sells an undivided ownership interest to an agent on behalf of two commercial paper conduits administered by unaffiliated financial institutions. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.50% per annum on the outstanding balance of the serviced receivables. Servicing fees recognized during the three-month and nine-month periods ended December 31, 2009 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates that the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
     The maximum investment limit of the two commercial paper conduits is $300.0 million. The Company pays commitment fees of 0.50% per annum on the aggregate amount of the liquidity commitments of the financial institutions under the facility (which is 102% of the maximum investment limit) and an additional program fee of 0.45% on the aggregate amounts invested under the facility by the conduits to the extent funded through the issuance of commercial paper.
     The affiliated special purpose vehicle is not a qualifying special purpose entity as defined in SFAS 140, since the Company, by design of the transaction, absorbs the majority of expected losses from transfers of trade receivables into the special purpose vehicle and, as such, is deemed the primary beneficiary of this entity. Accordingly, the Company consolidates the special purpose vehicle pursuant to FIN 46(R). As of December 31, 2008, the Company transferred approximately $592.6 million of receivables into the special purpose vehicle described above. In accordance with SFAS 140, the Company is deemed to have sold approximately $239.2 million of this $592.6 million to the two commercial paper conduits as of December 31, 2008, and received approximately $238.4 million in net cash proceeds for the sale. The accounts receivable balances that were sold to the two commercial paper conduits under this agreement were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows, and the difference between the amount sold and net cash proceeds received was recognized as a loss on sale of the receivables, and is recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations. Pursuant to SFAS 140, the remaining trade receivables transferred into the special purpose vehicle and not sold to the two commercial paper conduits comprise the primary assets of that entity, and are included in trade accounts receivable, net in the Condensed Consolidated Balance Sheets of the Company. The recoverability of these trade receivables is determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts. Although the special purpose vehicle is fully consolidated by the Company, it is a separate corporate entity and its assets are available first to satisfy the claims of its creditors.

     The Company also sold accounts receivables to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $167.4 million and $478.4 million as of December 31, 2008 and March 31, 2008, respectively. In accordance with SFAS No. 140, these receivables that were sold were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows.
8. RESTRUCTURING CHARGES
     The Company recognized restructuring charges of $29.2 million during the nine-month period ended December 31, 2008 to realign workforce and capacity primarily related to the acquisition of Solectron. These actions encompassed several manufacturing and design locations and were initiated in an effort to consolidate and integrate our global capacity and infrastructure so as to optimize the Company’s operational efficiencies post-acquisition. The activities associated with these charges involved multiple actions at each location, were completed in multiple steps and will be substantially completed within one year of the commitment dates of the respective activities. The restructuring charges by reportable geographic region amounted to approximately $13.4 million, $10.5 million and $5.3 million for Asia, the Americas and Europe, respectively. The Company classified approximately $26.3 million of these charges as a component of cost of sales during the nine-month period ended December 31, 2008.
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
     The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2008 for charges incurred in fiscal year 2009 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2008	$178,769	$—	$106,924	$285,693
Activities during the first quarter:
Provisions incurred in fiscal year 2009	28,318	121	776	29,215
Cash payments for charges incurred in fiscal year 2009	(442)	—	—	(442)
Cash payments for charges incurred in fiscal year 2008	(42,097)	—	(29,793)	(71,890)
Cash payments for charges incurred in fiscal year 2007 and prior	(1,856)	—	(1,470)	(3,326)
Non-cash charges incurred during the first quarter	—	(121)	(225)	(346)

Balance as of June 27, 2008	162,692	—	76,212	238,904
Activities during the second quarter:
Cash payments for charges incurred in fiscal year 2009	(8,621)	—	—	(8,621)
Cash payments for charges incurred in fiscal year 2008	(51,142)	—	(7,068)	(58,210)
Cash payments for charges incurred in fiscal year 2007 and prior	(1,569)	—	(1,836)	(3,405)

Balance as of September 26, 2008	101,360	—	67,308	168,668
Activities during the third quarter:
Cash payments for charges incurred in fiscal year 2009	(7,093)	—	(222)	(7,315)
Cash payments for charges incurred in fiscal year 2008	(17,132)	—	(22,831)	(39,963)
Cash payments for charges incurred in fiscal year 2007 and prior	(1,813)	—	(2,444)	(4,257)

Balance as of December 31, 2008	75,322	—	41,811	117,133
Less: current portion (classified as other current liabilities)	(71,850)	—	(13,157)	(85,007)

Accrued restructuring costs, net of current portion (classified as other liabilities)	$3,472	$—	$28,654	$32,126

     As of December 31, 2008, accrued costs related to restructuring charges incurred during fiscal year 2009 were approximately $12.5 million, the entire amount of which was classified as current.

     As of December 31, 2008 and March 31, 2008, accrued restructuring costs for charges incurred during fiscal year 2008 were approximately $79.5 million and $249.6 million, respectively, of which approximately $20.3 million and $50.0 million, respectively, was classified as a long-term obligation. As of December 31, 2008 and March 31, 2008, accrued restructuring costs for charges incurred during fiscal years 2007 and prior were approximately $25.0 million and $36.1 million, respectively, of which approximately $11.8 million and $16.1 million, respectively, was classified as a long-term obligation.
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
     As of December 31, 2008 and March 31, 2008, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $38.5 million and $14.3 million, respectively, representing manufacturing facilities that have been closed as a part of the Company’s facility consolidations. During the period ended December 31, 2008, the increase in assets held for sale of $24.2 million primarily related to site closures and facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other current assets in the condensed consolidated balance sheets.
     For further discussion of the Company’s historical restructuring activities, refer to Note 9 “Restructuring Charges” to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008.
9. OTHER CHARGES (INCOME), NET
     During the three-month and nine-month periods ended December 31, 2008 the Company recognized a net gain of approximately $28.1 million associated with the partial extinguishment of its 1% Convertible Subordinated Notes due August 1, 2010. Refer to Note 6, “Bank Borrowings and Long-Term Debt” for additional information.
     During the three-month and nine-month periods ended December 31, 2008, the Company recognized $25.5 million and $37.5 million in charges for the other-than-temporary impairment of certain of the Company’s investments in companies that are experiencing significant financial and liquidity difficulties. Of the amount recognized during the nine-month period ended December 31, 2008, $11.9 million was primarily associated with a financially distressed customer as discussed in Note 2, “Summary of Accounting Policies — Customer Credit Risk.”
     During the three-month and nine-month periods ended December 31, 2007, the Company recognized approximately $61.1 million in other charges related to the other-than-temporary impairment and related charges on certain of the Company’s investments. Of this amount, approximately $57.6 million was for the impairment loss and other related charges attributable to the Company’s divestiture of its equity interest in Relacom Holding AB (“Relacom”). In January 2008, the Company liquidated all of its approximately 35% investment in the common stock of Relacom, which was accounted for under the equity method. The Company received approximately $57.4 million of cash proceeds in January 2008 in connection with the divestiture of this equity investment. The equity in the earnings or losses of the Company’s equity method investments was not material to its condensed consolidated results of operations for the three-month and nine-month periods ended December 31, 2007, and were classified as a component of interest and other expense, net in the condensed consolidated statement of operations. Refer to Note 2, “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements of our Annual Report on our Form 10-K, as amended, for the fiscal year ended March 31, 2008.

10. INTEREST AND OTHER EXPENSE, NET
     During the three-month periods ended December 31, 2008 and December 31, 2007, the Company recognized total interest expense of $51.9 million and $60.5 million, respectively, on its debt obligations outstanding during the period. The Company recognized total interest expense of $163.5 million and $123.9 million during the nine-month periods ended December 31, 2008 and December 31, 2007, respectively.
     During the nine-month period ended December 31, 2007 the Company recognized a gain of approximately $9.3 million in connection with the divestiture of a certain international entity. The results of operations for this entity were not significant.
11. COMMITMENTS AND CONTINGENCIES
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
12. BUSINESS AND ASSET ACQUISITIONS
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

     The following represents the Company’s final allocation of the total purchase price to the acquired assets and liabilities assumed of Solectron (in thousands):

Current assets:
Cash and cash equivalents	$637,481
Accounts receivable	1,491,232
Inventories	1,716,055
Other current assets	255,704

Total current assets	4,100,472
Property and equipment	545,791
Goodwill	2,529,945
Other intangible assets	191,600
Other assets	129,723

Total assets	7,497,531

Current liabilities:
Accounts payable	1,521,654
Other current liabilities	1,492,722

Total current liabilities	3,014,376
Long-term debt and capital lease obligations, net of current portion	630,837
Other liabilities	235,137

Total aggregate purchase price	$3,617,181

     During the nine-month period ended December 31, 2008, the Company allocated approximately $180.3 million and $114.9 million to current liabilities and other liabilities, respectively, primarily for certain liabilities assumed from Solectron and other liabilities assumed in connection with restructuring activities accounted for in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Goodwill related to the acquisition increased $362.8 million during the nine-month period ended December 31, 2008, as a result of the above and other fair value adjustments that were not significant individually or in the aggregate. As a result of the finalization of the purchase price allocation, cumulative catch-up adjustments were recorded to the condensed consolidated statements of operations resulting in a decrease to income before income taxes of approximately $4.6 million for the nine-month period ended December 31, 2008. These adjustments primarily related to increased amortization expense of approximately $9.3 million, offset by a reduction in cost of sales for losses on non-cancelable customer contracts of approximately $4.7 million for the nine-month period ended December 31, 2008. Refer to Note 12, “Business and Asset Acquisitions and Divestitures,” to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2008 for further discussion regarding the Company’s acquisition of Solectron.
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

•	potential losses in gross profit due to revenue attrition resulting from combining the two companies; and

•	any costs of restructuring, integration, and retention bonuses associated with the closing of the acquisition.

	Three-Month Period Ended	Nine-Month Period Ended
	December 31, 2007	December 31, 2007
	(In thousands, except per share amounts)
Net sales	$9,097,669	$25,858,800
Income (loss) before income taxes	$(96,355)	$110,455
Net loss	$(773,991)	$(586,470)
Basic and diluted loss per share	$(0.93)	$(0.71)
  Other Acquisitions
     During the nine-month period ended December 31, 2008, the Company completed six acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s design and manufacturing capabilities for the computing, infrastructure, industrial and consumer digital market segments, and expanded the Company’s power supply capabilities. The aggregate cash paid for these acquisitions totaled approximately $197.1 million, net of cash acquired. The Company recorded goodwill of $112.0 million from these acquisitions. The purchase prices for these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of valuations. The Company paid approximately $2.4 million relating to a contingent purchase price adjustment from a certain historical acquisition. The purchase price for certain acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through fiscal year 2010. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
13. SHARE REPURCHASE PLAN
     On July 23, 2008, the Company’s Board of Directors authorized the repurchase of up to ten percent of the Company’s outstanding ordinary shares. Until the Company’s 2008 Annual General Meeting, held on September 30, 2008, the Company was authorized to repurchase up to approximately 61.0 million shares. Following shareholder approval at the 2008 Annual General Meeting, the amount authorized for repurchase was increased to approximately 80.9 million shares. The impairment of the Company’s goodwill limits its ability to repurchase shares under the current provisions of its debt facilities. The Company did not repurchase any shares under this plan during the three-month period ended December 31, 2008. During the nine-month period ended December 31, 2008, the Company repurchased approximately 29.8 million shares under this plan for an aggregate purchase price of $260.1 million.

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
     We are one of the world’s largest EMS providers, with revenues of $8.2 billion and $25.4 billion during the three-month and nine-month periods ended December 31, 2008, respectively. As of March 31, 2008, our total manufacturing capacity was approximately 27.0 million square feet in over 25 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets in order to serve the growing outsourcing needs of both multinational and regional OEMs. For the nine-month period ended December 31, 2008, our net sales in Asia, the Americas and Europe represented approximately 51%, 33% and 16%, respectively, of our total net sales, based on the location of the manufacturing site.
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

     Our operating results are affected by a number of factors, including the following:
•	significant changes in the macroeconomic environment and related changes in consumer demand;

•	exposure to financially troubled customers;

•	our customers may not be successful in marketing their products, their products may not gain widespread commercial acceptance, and our customers’ products have short product life cycles;

•	our customers may cancel or delay orders or change production quantities;

•	integration of acquired businesses and facilities;

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

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers; and

•	managing changes in our operations.
     Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design and manufacturing requirements. We have seen an increase in the penetration of the global OEM manufacturing requirements since the 2001 — 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. In recent months, due to the dramatically deteriorating macroeconomic conditions, demand for our customers’ products has slowed in all of the industries we serve. This global economic crisis, and related decline in demand for our customers’ products, is putting pressure on certain of our OEM customers’ cost structures and causing them to reduce their manufacturing and supply chain outsourcing and shift portions of their demand internally as they attempt to leverage their internal capacity and fixed cost structure. This decline in demand has and will continue to negatively affect our capacity utilization levels, and has and will continue to have a negative impact on our operating results.
     As a result of the current macroeconomic environment and associated credit market conditions, both liquidity concerns and access to capital have negatively impacted many of our customers. We have increased our efforts to proactively manage our credit exposure with our customers and are re-assessing the financial condition of many of our customers and suppliers to anticipate exposures and minimize our risk. We have identified situations where customers are filing for bankruptcy or restructuring protection or otherwise experiencing severe cash and credit issues. As a result, during the three-month and nine-month periods ended December 31, 2008 we incurred charges of $145.3 million and $262.7 million, respectively, for Nortel and other customers that filed for bankruptcy or restructuring protection or were experiencing significant financial and liquidity difficulties. Of these charges, we classified approximately $98.0 million and $194.7 million in cost of sales related to the write-down of inventory and associated contractual obligations and $47.3 million and $68.0 million as selling, general and administrative expenses for provisions for doubtful accounts during the three-month and nine-month periods ended December 31, 2008, respectively. In the case of Nortel, in developing the charge to cost of sales, the Company considered its negotiated agreement requiring Nortel to purchase $120.0 million of existing inventory by July 1, 2009. This agreement has received preliminary approval by the Ontario Superior Court of Justice and $75.0 million has been collected under the arrangement as of January 31, 2009. In developing the provision for receivables, we considered various mitigating factors including existing provisions for Nortel, off-setting obligations from Nortel and amounts subject to administrative priority claims. As it is early in the restructuring proceedings, these estimates required a considerable amount of judgment and accordingly, the provisions are subject to change. The Company reclassified approximately $88.2 million of trade receivables from Nortel, net of the $47.3 million reserve, to other assets as of December 31, 2008, as we do not expect these amounts to be collected within one year.

     As a result of the significant decline in the Company’s share value, which was driven largely by deteriorating macroeconomic conditions that contributed to a considerable decrease in market multiples as well as a decline in the our estimated discounted cash flows, we recorded an impairment charge to our goodwill of $5.9 billion in the third quarter of fiscal 2009. This non-cash charge did not affect our financial covenants or cash flows from operations. See our discussion of goodwill impairment in Results of Operations, below.
     We are focused on managing the controllable aspects of business during this economic downturn. We have, and will continue to seek ways to control and reduce costs as required to minimize the impact on our profit level, and continue to attract new customer business.
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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	96.4	94.2	95.3	94.3
Restructuring charges	—	2.3	0.1	1.1

Gross profit	3.6	3.5	4.6	4.6
Selling, general and administrative expenses	3.3	2.9	3.1	2.8
Intangible amortization	0.4	0.2	0.4	0.3
Goodwill impairment charge	73.0	—	23.5	—
Restructuring charges	—	0.4	—	0.2
Other charges (income), net	—	0.7	—	0.3
Interest and other expense, net	0.6	0.4	0.5	0.3

Income (loss) before income taxes	(73.7)	(1.1)	(22.9)	0.7
Provision for income taxes	—	7.4	0.1	3.5

Net loss	(73.7)%	(8.5)%	(23.0)%	(2.8)%

     Net sales
     Net sales during the three-month period ended December 31, 2008 totaled $8.2 billion, representing a decrease of $0.9 billion, or 10%, from $9.1 billion during the three-month period ended December 31, 2007, primarily due to reduced customer demand resulting from a weakening macroeconomic environment. Sales decreased across many of the markets we serve, consisting of $618 million in the infrastructure market, $381 million in the mobile communications market, and $72 million in the computing market. These decreases were offset, in part, by increased sales of $95 million in the consumer digital market and $61 million in the industrial, medical, automotive and other markets. Net sales during the three-month period ended December 31, 2008 decreased by $986 million in Asia, which was offset, in part, by increases of $64 million in Europe and $7 million in the Americas.

     Net sales during the nine-month period ended December 31, 2008 totaled $25.4 billion, representing an increase of $5.6 billion, or 28%, from $19.8 billion during the nine-month period ended December 31, 2007, primarily due to the acquisition of Solectron and to new program wins from various customers across multiple markets. Sales increased across nearly all of the markets we serve, consisting of; (i) $2.2 billion in the infrastructure market, (ii) $1.8 billion in the computing market, (iii) $1.4 billion in the industrial, medical, automotive and other markets, and (iv) $279 million in the consumer digital market. Sales decreased by $39 million in the mobile communications market. Net sales during the nine-month period ended December 31, 2008 increased by $3.2 billion in the Americas, $1.3 billion in Asia, and $1.0 billion in Europe.
     Our ten largest customers during the three-month and nine-month periods ended December 31, 2008 accounted for approximately 48% and 52% of net sales, respectively, with Sony-Ericsson accounting for greater than 10% of our net sales for the nine-month period. Our ten largest customers during the three-month and nine-month periods ended December 31, 2007 accounted for approximately 55% and 58% of net sales, respectively, with Sony-Ericsson accounting for greater than 10% of our net sales for both periods.
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
     Gross profit during the three-month period ended December 31, 2008 decreased $20.6 million to $297.3 million, or 3.6% of net sales, from $317.9 million, or 3.5% of net sales, during the three-month period ended December 31, 2007. The 10 basis point period-over-period increase in gross margin was primarily attributable to a 230 basis point decrease in restructuring costs compared to costs recognized during the three-month period ended December 31, 2007, which were incurred in connection with the Solectron acquisition and were related to restructuring activities for operations that were associated with the Company prior to the acquisition of Solectron. These decreases were offset in part by $98.0 million or 120 basis points in charges for inventory write-downs related to financially distressed customers, and approximately 100 basis points that was primarily attributable to lower capacity utilization.
     Gross profit during the nine-month period ended December 31, 2008 increased $259.0 million to $1.2 billion, or 4.6% of net sales, from $912.5 million, or 4.6% of net sales, during the nine-month period ended December 31, 2007. Gross margin was the same in both periods due to a 100 basis point increase in cost of sales during the nine-months ended December 31, 2008 primarily resulting from $262.7 million in charges for financially distressed customers, offset by a 100 basis point decrease in restructuring costs recognized during the nine-month period ended December 31, 2007, which were incurred in connection with the Solectron acquisition.

  Restructuring charges
     We recognized $29.2 million of restructuring charges during the nine-month period ended December 31, 2008. Restructuring charges were due to the Company realigning workforce and capacity, primarily related to the acquisition of Solectron. The activities associated with these charges involved multiple actions at each location, were completed in multiple steps, and were completed within one year of the commitment dates of the respective activities. We classified approximately $26.3 million of the charges as a component of cost of sales during the nine-month period ended December 31, 2008.
     As of December 31, 2008, accrued severance costs associated with the restructuring charges recognized during the nine-month period ended December 31, 2008 was $12.5 million, which was all classified as a current liability.
     We recognized restructuring charges of approximately $245.8 million and $256.5 million during the three-month and nine-month periods ended December 31, 2007. These costs were principally incurred in connection with the Company’s acquisition of Solectron, were primarily related to restructuring activities for operations that were associated with the Company prior to the acquisition, and were initiated in an effort to consolidate and integrate our global capacity and infrastructure as a result of the acquisition. These activities, which included closing, consolidating and relocating certain manufacturing and administrative operations, elimination of redundant assets and reducing excess workforce and capacity, encompassed over 25 different manufacturing locations and were intended to optimize our operational efficiencies post acquisition. We classified approximately $211.8 million and $221.5 million of these charges as a component of cost of sales during the three-month and nine-month periods ended December 31, 2007.
     Approximately $130.6 million of the restructuring charges incurred during the three-month and nine-month periods ended December 31, 2007 were non-cash. As of December 31, 2008, accrued severance and facility closure costs related to restructuring charges incurred during the nine-month period ended December 31, 2007 were approximately $27.7 million, of which approximately $6.2 million was classified as a long-term obligation.
     Refer to Note 8, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
  Selling, general and administrative expenses
     Selling, general and administrative expenses, or SG&A, amounted to $275.9 million, or 3.3% of net sales, during the three-month period ended December 31, 2008, compared to $261.6 million, or 2.9% of net sales, during the three-month period ended December 31, 2007. The 40 basis point increase in SG&A was primarily the result of allowances for accounts receivable from financially distressed customers of approximately 60 basis points, or $47.3 million, incurred during the three-month period ended December 31, 2008 and a 10 basis point increase in stock-compensation expense, partially offset by a 20 basis point decrease in integration costs recognized during the three-month period ended December 31, 2007, which were incurred in connection with the Solectron acquisition and approximately 10 basis points for savings from a reduced number of employees resulting from restructuring activities incurred during prior periods.
     Selling, general and administrative expenses, or SG&A, amounted to $783.2 million, or 3.1% of net sales, during the nine-month period ended December 31, 2008, compared to $560.7 million, or 2.8% of net sales, during the nine-month period ended December 31, 2007. The 30 basis point increase in SG&A was primarily the result of allowances for accounts receivable from financially distressed customers of $68.0 million incurred during the nine-month period ended December 31, 2008. The increase in absolute dollars of SG&A was primarily the result of our acquisition of Solectron as well as other business and asset acquisitions over the past 12 months, continued investments in resources and investments in certain technologies to enhance our overall design and engineering competencies, and the allowances for accounts receivable from distressed customers.

  Intangible amortization
     Amortization of intangible assets during the three-month period ended December 31, 2008 increased by $11.5 million to $32.6 million from $21.1 million during the three-month period ended December 31, 2007. The increase in expense during the three-month period ended December 31, 2008 was principally attributable to acquisitions completed subsequent to December 31, 2007 that were individually not significant. The increase was offset, in part, by the write-off of certain intangible asset licenses, due to technological obsolescence, during the fourth quarter of fiscal year 2008.
     Amortization of intangible assets during the nine-month period ended December 31, 2008 increased by $56.8 million to $108.2 million from $51.4 million during the nine-month period ended December 31, 2007. The increase in expense during the nine-month period ended December 31, 2008 was principally attributable to the increase in intangibles arising from the Company’s acquisition of Solectron on October 1, 2007, and to a lesser extent from other acquisitions completed subsequent to December 31, 2007 that were individually not significant. The increase was offset, in part, by the write-off of certain intangible asset licenses, due to technological obsolescence, during the fourth quarter of fiscal year 2008.
  Goodwill impairment
     We test goodwill for impairment annually as of January 31 and concluded that no impairment existed as of January 31, 2008. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. We have one reporting unit: Electronic Manufacturing Services. If the recorded value of our assets, including goodwill, and liabilities (“net book value”) exceeds our fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of our company as a whole is greater than our market capitalization, all, or a significant portion of our goodwill may be considered impaired.
     During our third fiscal quarter ended December 31, 2008, we concluded that an interim goodwill impairment was required. This conclusion was reached based on the significant decline in the Company’s market capitalization during the quarter, which was driven largely by deteriorating macroeconomic conditions that contributed to a considerable decrease in market multiples as well as a decline in the Company’s estimated discounted cash flows. As a result of our analysis, we recorded a non-cash impairment charge to goodwill in the amount of $5.9 billion for the three-month and nine-month periods ended December 31, 2008 to eliminate the carrying value of our goodwill. The non-cash goodwill impairment charge did not impact our debt covenant compliance. For further discussion of goodwill impairment charges recorded, see Note 2, “Summary of Accounting Policies - Goodwill and Other Intangibles” in the Notes to Condensed Consolidated Financial Statements.
  Other charges (income), net
     During the three-month and nine-month periods ended December 31, 2008, we recognized a gain of $28.1 million resulting from the partial extinguishment in the aggregate principal amount of $260.0 million of our outstanding 1% Convertible Subordinated Notes due August 1, 2010. Refer to Note 6, “Bank Borrowings and Long-Term Debt,” of the Notes to Condensed Consolidated Financial Statements for further discussion.
     During the three-month and nine-month periods ended December 31, 2008, we recognized $25.5 million and $37.5 million in charges for the other-than-temporary impairment of certain of our investments in companies that are experiencing significant financial and liquidity difficulties. Of the amount recognized during the nine-month period ended December 31, 2008, $11.9 million was primarily associated with a financially distressed customer as discussed in Note 2, “Summary of Accounting Policies - Customer Credit Risk.”
     During the three-month and nine-month periods ended December 31, 2007, the Company recognized approximately $61.1 million in other charges related to the other-than-temporary impairment and related charges on certain of the Company’s investments. Of this amount, approximately $57.6 million was for the sale of its investment in Relacom Holding AB (“Relacom”), which was liquidated in January 2008 for approximately $57.4 million of cash proceeds. Relacom’s expansion geographically into Eastern Europe and Latin America led Relacom to recognize significant restructuring charges and other costs and resulted in continued losses and diminished cash flows, which reduced the fair value of the investment. Although we believed this degradation in the fair value of our investment in Relacom was temporary, we decided to sell our interest in this non core investment to the majority holder in December 2007 rather than participate in a new equity round of financing by Relacom to support its need for additional capital. As a result, we recognized an impairment loss of approximately $48.5 million in the quarter ended December 31, 2007 based on the price at which it was sold on January 7, 2008. Refer to Note 2, “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements of our Annual Report on our Form 10-K, as amended, for the fiscal year ended March 31, 2008.

  Interest and other expense, net
     Interest and other expense, net was $53.6 million during the three-month period ended December 31, 2008 compared to $36.9 million during the three-month period ended December 31, 2007, an increase of $16.7 million. The increase in expense was primarily the result of lower interest income on cash due to lower yields, losses on foreign exchange as a result of the U.S. dollar appreciating against our primary foreign currencies and interest expense primarily attributable to our $1.7 billion in borrowings under our term loan facility used to finance the acquisition of Solectron on October 1, 2007, as well as the refinancing of certain Solectron outstanding debt obligations.
     Interest and other expense, net was $141.2 million during the nine-month period ended December 31, 2008 compared to $59.3 million during the nine-month period ended December 31, 2007, an increase of $81.9 million. The increase in expense was principally attributable to $53.2 million of incremental interest expense on our $1.7 billion in borrowings under our term loan facility used to finance the acquisition of Solectron, as well as the refinancing of certain Solectron outstanding debt obligations, losses on foreign exchange as a result of the U.S. dollar appreciating against our primary foreign currencies and lower interest income on cash due to lower yields. During the nine-month period ended December 31, 2007, we recognized a gain of approximately $9.3 million in connection with the divestiture of a certain international entity, which also contributed to the current period increase in interest and other expense, net.
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
     The Company has tax loss carryforwards for which we have recognized deferred tax assets. Our policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the nine-month period ended December 31, 2008, the provision for income taxes includes a benefit of approximately $57.9 million for the reversal of valuation allowances and other tax reserves. The Company received no tax benefit for the write-off of goodwill or distressed customer charges.
     During the nine-month period ended December 31, 2007, the Company recognized tax expense of approximately $661.3 million relating to a re-evaluation of previously recorded deferred tax assets in the United States, which were primarily comprised of tax loss carryforwards. Management believed that the likelihood certain deferred tax assets would be realized had decreased because the Company expected future projected taxable income in the United States would be lower as a result of increased interest expense resulting from the term loan entered into as part of the acquisition of Solectron. There was no incremental cash expenditure relating to this increase in tax expense.
     The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, Poland and Singapore. Refer to Note 2, "Summary of Accounting Policies - Provision for Income Taxes" of the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of certain tax holidays and incentives.
LIQUIDITY AND CAPITAL RESOURCES
     As of December 31, 2008, we had cash and cash equivalents of approximately $1.8 billion and bank and other borrowings of $3.2 billion. We also had a $2.0 billion credit facility, under which we had $200.0 million of borrowings outstanding as of December 31, 2008, which is included in the $3.2 billion outstanding above.
     Cash provided by operating activities amounted to $1.0 billion during the nine-month period ended December 31, 2008. This resulted primarily from a $5.8 billion net loss for the period before adjustments to include approximately $6.4 billion of non-cash items consisting of the $5.9 billion goodwill impairment charge, depreciation, amortization, distressed customer charges, stock-based compensation expense, and interest and other income. Working capital and other net operating assets decreased $469.4 million primarily as a result of overall lower business volume, which also contributed to cash provided by operating activities . Working capital as of December 31, 2008 and March 31, 2008 was approximately $2.0 billion and $2.9 billion, respectively.

     Cash used in investing activities during the nine-month period ended December 31, 2008 amounted to $575.7 million. This resulted primarily from capital expenditures for equipment, and payments for the acquisitions of businesses including contingent purchase price payments for historical acquisitions.
     Cash used in financing activities amounted to $445.1 million during the nine-month period ended December 31, 2008, which was primarily from $260.1 million in payments for the repurchase of 29.8 million of our ordinary shares, and $226.2 million used to repurchase an aggregate principal amount of $260.0 million of our outstanding 1% Convertible Subordinated Notes due August 1, 2010.
     We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares. Effective with the quarter ended September 26, 2008, we reclassified the $195.0 million aggregate principal amount of our Zero Coupon Convertible Junior Subordinated Notes, due July 31, 2009 to a current obligation. On July 23, 2008, our Board of Directors authorized the repurchase of up to ten percent of the Company’s outstanding ordinary shares, and as of September 30, 2008, the amount authorized for repurchase was increased to approximately 80.9 million shares. Refer to Note 13, “Share Repurchase Plan” of the Notes to the Condensed Consolidated Financial Statements for further details. The impairment of our goodwill limits our ability to repurchase shares under the current provisions of our debt facilities. During the nine-month period ended December 31, 2008, the Company repurchased approximately 29.8 million shares under this plan for an aggregate purchase price of $260.1 million.
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
     Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, the extent of cash charges associated with any future restructuring activities, timing of cash outlays associated with historical restructuring and integration activities, including obligations assumed by the Company in connection with its acquisition of Solectron, and levels of shipments and changes in volumes of customer orders.
     Historically, we have funded our operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables under asset backed securitization programs, including a $300.0 million facility entered into by the Company on September 25, 2008, and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements, to certain third-party banking institutions with limited recourse. Our asset backed securitization programs include certain limits on customer default rates. Given the current macroeconomic environment, it is possible that we will experience default rates in excess of those limits. If not waived by the counterparty, our ability to sell receivables under these arrangements in the future could be impaired.

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
OFF-BALANCE SHEET ARRANGEMENTS
     We continuously sell a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to an investment conduit administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. The fair value of the Company’s investment participation, together with its recourse obligation that approximates 5% of the total receivables sold, was approximately $131.9 million and $89.4 million as of December 31, 2008 and March 31, 2008, respectively. The increase in the Company’s investment participation was attributable to an increase in receivables sold to the qualified special purpose entity during the nine-month period ended December 31, 2008. Refer to Note 7, “Trade Receivables Securitization” of the Notes to Condensed Consolidated Financial Statements for further discussion.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2008 as compared to the fiscal year ended March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
  (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2008, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
  (b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     We provide EMS services to companies and industries that have in the past, and may in the future, experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. Our suppliers may also experience financial difficulty in this environment. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. These conditions could adversely affect our financial position and results of operations. During the three-month and nine month periods ended December 31, 2008, we recognized approximately $145.3 million and $262.7 million, respectively, in charges for provisions of accounts receivable, the write-down of inventory and recognition of related obligations for certain distressed customers.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.01	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Executive Deferred Compensation Plan

10.02	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan

10.03	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan

10.04	Summary of Modifications to Annual Incentive Bonus Plan for Fiscal 2009

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer (Principal Executive Officer)
Date: February 5, 2009

/s/ Paul Read
Paul Read
Chief Financial Officer (Principal Financial Officer)
Date: February 5, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Executive Deferred Compensation Plan

10.02	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan

10.03	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan

10.04	Summary of Modifications to Annual Incentive Bonus Plan for Fiscal 2009

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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