Form 10-K
period 2009-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2009-05-20
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 26, 2008, the aggregate market value of the Company’s ordinary shares held by non-affiliates of the registrant was approximately $6.2 billion based upon the closing sale price as reported on the NASDAQ Stock Market LLC (NASDAQ Global Select Market).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2009

Ordinary Shares, No Par Value	810,176,050

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated

Proxy Statement to be delivered to shareholders in connection with the Registrant’s 2009 Annual General Meeting of Shareholders	Part II — “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III

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

OVERVIEW

We are a leading global provider of vertically-integrated advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) in the following markets:

•	Infrastructure, which includes networking and communications equipment, such as base stations, core routers and switches, optical and optical network terminal (“ONT”) equipment, and connected home products, such as set-top boxes and DSL/cable modems;

•	Mobile communication devices, which includes handsets operating on a number of different platforms such as GSM, CDMA, TDMA and WCDMA;

•	Computing, which includes products such as desktop, handheld and notebook computers, electronic games and servers;

•	Consumer digital devices, which includes products such as home entertainment equipment, printers, copiers and cameras;

•	Industrial, Semiconductor and White Goods, which includes products such as home appliances, industrial meters, bar code readers, self-service kiosks, solar market equipment and test equipment;

•	Automotive, Marine and Aerospace, which includes products such as navigation instruments, radar components, and instrument panel and radio components; and

•	Medical devices, which includes products such as drug delivery, diagnostic, telemedicine and disposable medical devices.

We are one of the world’s largest EMS providers, with revenue of $30.9 billion in fiscal year 2009. As of March 31, 2009, our total manufacturing capacity was approximately 27.2 million square feet. We help customers design, build, ship and service electronics products through a network of facilities in 30 countries across four continents. In fiscal year 2009, our sales in Asia, the Americas and Europe represented 49%, 33% and 18% of our total net sales, respectively, based on the location of the manufacturing site. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the outsourcing needs of both multinational and regional OEMs.

Our portfolio of customers consists of many of the technology industry’s leaders, including Casio, Cisco Systems, Dell, Eastman Kodak, Ericsson, Hewlett-Packard, Microsoft, Motorola, Research in Motion, Sony, Sony-Ericsson, Sun Microsystems and Xerox.

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

We believe that the combination of our extensive design and engineering services, significant scale and global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial campuses in low-cost geographic areas and operational track record provide us with a competitive advantage in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs. Through these services and facilities, we simplify the global product development and manufacturing process and provide meaningful time to market and cost savings for our OEM customers.

INDUSTRY OVERVIEW

Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design, manufacturing, and distribution requirements. Following the 2001 – 2002 technology downturn, we saw an increase in penetration of global OEM manufacturing requirements as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. As a result of macroeconomic conditions, the global economic crisis and related decline in demand for our customers’ products, many of our OEM customers have reduced their manufacturing and supply chain outsourcing which has negatively impacted our capacity utilization levels.

Despite the current economic downturn, we believe the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services remain strong. The total available market for outsourcing electronics manufacturing services continues to offer opportunities for growth with current penetration rates estimated to be less than 25%. The intensely competitive nature of the electronics industry, the continually increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs, and shorter product life cycles encourage OEMs to utilize EMS providers as part of their business and manufacturing strategies. Utilizing EMS providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, and enables OEMs to concentrate on product research, development, marketing and sales. We believe that OEMs realize the following benefits through their strategic relationships with EMS providers:

•	Reduced production costs;

•	Reduced design and development costs;

•	Accelerated time-to-market and time-to-volume production;

•	Reduced capital investment requirements and fixed costs;

•	Improved inventory management and purchasing power;

•	Access to worldwide design, engineering, manufacturing, and logistics capabilities; and

•	Ability to focus on core branding and R&D initiatives.

We believe that growth in the EMS industry will be driven largely by the needs of OEMs to respond to rapidly changing markets and technologies and to reduce product costs. Additionally, we believe that there are significant opportunities for EMS providers to win additional business from OEMs in certain markets or industry segments that have yet to substantially utilize EMS providers.

SERVICE OFFERINGS

We offer a broad range of customer-tailored, vertically-integrated services to OEMs. We believe that Flextronics has the broadest worldwide capabilities in the EMS industry, from design resources to end-to-end, vertically-integrated, global supply chain services. We believe a key competitive advantage is our ability to provide more value and innovation to our customers because we offer both global economies of scale in manufacturing, logistics and procurement, as well as market-focused expertise and capabilities in design, engineering and ODM services. As a result of our focus on specific markets, we believe we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers’ businesses, and can help improve their market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products and meet their time-to-market requirements. Our vertically-integrated services allow us to design, build, ship and service a complete packaged product to our OEM customers. These services include:

Printed Circuit Board (“PCB”) and Flexible Circuit Fabrication.  Printed circuit boards are platforms composed of laminated materials that provide the interconnection for integrated circuits, passive and other electronic components and thus are at the heart of most every electrical system. They are formed out of laminated, flame retardant and multi-layered epoxy resin systems with very fine traces and spaces and plated holes (called vias), which interconnect the different layers to an extreme dense circuitry network that carries the integrated circuits and electrical signals. Semiconductor designs are currently so complex that they often require printed circuit boards with multiple layers of narrow, densely spaced wiring or flexible circuits. As semiconductor designs become more and more complex and signal speeds increase there is an increased demand on printed circuit board integration density requiring higher layer counts, finer lines, smaller vias (microvias) and base materials with electrically very low loss characteristics. The manufacture of these complex multilayer interconnect and flexible circuit products often requires the use of sophisticated circuit interconnections between layers, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds. The global demand for wireless devices and the complexity of wireless products are driving the demand for more flexible printed circuits as the flexible circuit board facilitates a reduction in the weight of a finished electronic product. Additionally, flexible printed circuit boards allows for the elimination of bulky connections and wiring, reduces the number of components and expands the boundaries of design and packaging with its ability to fold. We also provide complete printed circuit board design services, incorporating high layer counts, advanced materials, component miniaturization technologies, signal integrity and rigid-flex requirements. We are an industry leader in high-density, multilayer and flexible printed circuit board manufacturing. We also provide our customers with rigid-flex circuit board design and manufacturing. We manufacture printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers’ product development groups in as little as 48 hours. Our extensive range of services enables us to respond to our customers’ demands for an accelerated transition from prototype to volume production. We have printed circuit board service capabilities in North America, South America, Europe and Asia, and flexible circuit fabrication service capabilities in North America and Asia.

Systems Assembly and Manufacturing.  Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We often assemble electronics products with our proprietary printed circuit boards and custom electronic enclosures on either a build-to-order or configure-to-order basis. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of advanced manufacturing solutions. We support a wide range product demand profiles, from low-volume, high-complexity programs to high-volume production. Continuous focus on lean manufacturing allows us to increase our efficiency and flexibility to meet our customers dynamic requirements. Our systems assembly and manufacturing expertise includes the following:

•	Enclosures. We offer a comprehensive set of custom electronics enclosures and related products and services worldwide. Our services include the design, manufacture and integration of electronics packaging systems, including custom enclosure systems, power and thermal subsystems, interconnect subsystems, cabling and cases. In addition to standard sheet metal and plastic fabrication services, we assist in the design of electronics packaging systems that protect sensitive electronics and enhance functionality. Our enclosure design services focus on functionality, manufacturability and testing. These services are integrated with our other assembly and manufacturing services to provide our customers with overall improved supply chain management.

•	Testing Services. We also offer computer-aided testing services for assembled printed circuit boards, systems and subsystems. These services significantly improve our ability to deliver high-quality products on a consistent basis. Our test services include management defect analysis, in-circuit testing and functional testing as well as environmental stress tests of board and system assemblies. We offer design for test, design for manufacturing and design for environment services to our customers to jointly improve customer product design and manufacturing.

•	Materials Procurement and Inventory Management. Our manufacturing and assembly operations capitalize on our materials inventory management expertise and volume procurement capabilities. As a result, we believe that we are able to achieve highly competitive cost reductions and reduce total manufacturing cycle time for our OEM customers. Materials procurement and management consist of the planning, purchasing, expediting and warehousing of components and materials used in the manufacturing process. In addition, our strategy includes having third-party suppliers of custom components located in our industrial parks to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use a sophisticated automated manufacturing resources planning system and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility of material availability and tracking of work in process. We utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts and deliver purchase orders and assists suppliers with satisfying just-in-time delivery and supplier-managed inventory requirements. This enables us to implement vendor managed inventory (VMI) solutions to increase flexibility and reduce overall capital allocation in the supply chain.

Design and Engineering Services.  We offer a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of our customers. These services can be delivered by three primary business models:

•	Contract Design Services (“CDS”), where the customer purchases engineering and development services on a time and materials basis;

•	Joint Development Manufacturing (“JDM”) services where Flextronics engineering and development teams work jointly with our customer’s teams to ensure product development integrity, seamless manufacturing handoffs, and faster time to market; and

•	Original Design and Manufacturing (“ODM”) services, where the customer purchases a product that we design, develop and manufacture. ODM products are then sold by our OEM customers under the

OEMs’ brand names. We have ODM programs underway in various market segments including Computing, Industrial/Automotive, Medical, and Infrastructure.

Our design and engineering services are provided by our global, segment based engineering teams and cover a broad range of technical competencies:

•	System Architecture, User Interface and Industrial Design: We help our customers design and develop innovative and cost-effective products that address the needs of the user and the market. These services can include product definition, analysis and optimization of performance and functional requirements, 2-D sketch level drawings, 3-D mock-ups and proofs of concept, interaction and interface models, detailed hard models and product packaging.

•	Mechanical Engineering, Technology, Enclosure Systems, Thermal and Tooling Design: We offer detailed enclosure mechanical, structural, and thermal design solutions that encompass a wide range of plastic, metal and other material technologies. These capabilities and technologies are increasingly important to our customers product differentiation goals and are increasingly required to be successful in today’s competitive marketplace. Additionally, we provide design and development services for prototype and production tooling equipment used in manufacturing.

•	Electronic System Design: We provide complete electrical and hardware design for products ranging in size from small handheld consumer devices to large high-speed, carrier-grade, telecommunications equipment, which includes embedded microprocessor, memory, digital signal processing design, high-speed digital interfaces, analog circuit design, power management solutions, wired and wireless communication protocols, display imaging, audio/video, and radio frequency (“RF”) system and antenna design.

•	DFM Reliability and Failure Analysis: We provide comprehensive design for manufacturing, test, and reliability services using robust tools and data bases that have been developed internally. These services are important in achieving our customers time to revenue goals and leveraging the core manufacturing competencies of the company.

•	Component Level Development Engineering: We have developed substantial engineering competencies for product development and lifecycle management in support of various component technologies. These components also form a key part of our vertical integration strategy and currently include power supplies and power solutions, LCD and Touch Interface Modules, Camera Modules, and PCB and Interconnection Technologies, both rigid and flexible.

Component businesses. The Company offers a variety of component product solutions including:

•	Display Solutions. Our Display group is a product-driven organization focused on designing and manufacturing complete products for our OEM customers. Our capabilities include the design and manufacture of technologically advanced display solutions for the electronics market. This technology includes small and medium form factor color super-twisted nematic (“CSTN”) and active thin film transistor (“TFT”) display modules for mobile phones, MP3 players, and industrial, commercial and digital camera products. By combining innovative design capabilities with a global manufacturing footprint, we provide our OEM customers with market-leading display designs that are cost-effective and manufactured at the highest quality levels.

•	Optomechatronics (Camera Modules): Our Optomechatronics group designs and manufacturers products that combine optical, mechanical and electrical subsystems such as miniaturized camera modules for mobile phone and notebook PC applications. Our capabilities include system engineering (image science), lens and optical system design and manufacturing , ultra-compact 3-d semiconductor packaging, high manufacturing and sourcing. We actively develop and invest in key technologies for next generation product such as micro electro mechanical systems (MEMs“”) for autofocus drive and actuation applications. Building on our success in the mobile camera module space, we are actively developing new product designs in adjacent imaging markets including gaming and projection applications.

•	Power Supplies: We have a full service power supply business (“Flex Power”) specializing in high efficiency and high density power supplies and adaptors, ranging from 1 to 3,000 watts, primarily in the mobile phone, consumer electronics, printer, notebook, desktop, server, storage and telecommunications markets. Customers typically engage with Flex Power for cost and physical size savings as well as our ability to accelerate a product’s time to market.

Logistics.  Flextronics Global Services (“FGS”) is a provider of aftermarket supply chain logistics services. Our comprehensive suite of services are fully optimized to the specific requirements of our customers primarily operating in the computing, consumer digital, infrastructure, industrial, mobile and medical markets. Our expansive global footprint consists of 22 sites and more than 13,000 employees strategically located throughout the Americas, Europe and Asia. Flextronics Global Services leverages globally-integrated operational infrastructure, supply chain network, and IT systems that have the unique capability of offering globally consistent logistics solutions for our customers’ brands. By continuously linking the flow of information from the forward and reverse supply chains we create an integrated closed-loop throughout the lifecycle of a product thus creating supply chain efficiencies and delivering tangible value to our customers.

By creating more cost effective and direct fulfillment and distribution channels, we reduce costs while also creating a supply chain that is more responsive and balanced to fluctuating demand patterns. We provide multiple forward logistics solutions including supplier managed inventory, inbound freight management, build/configure to order, order fulfillment and distribution, supply chain network design, collaborative control tower, and engineering services.

Reverse Logistics & Repair Services.  We offer a suite of integrated reverse logistics and repair solutions that are operated on globally consistent processes, which we believe increases brand loyalty in the marketplace by improving turnaround times and end-customer satisfaction levels. We maintain maximum asset value retention of our customers’ products throughout their product life cycle, while simultaneously minimizing non-value repair, inventory levels and handling in the supply chain. With our suite of end-to-end solutions we can effectively manage our customers’ returns, repair, refurbishment, recovery and recycling requirements, as well as provide critical feedback of data to their supply chain constituents while delivering continuous improvement and efficiencies for both existing and new generation products. Our reverse logistics and repair solutions include returns management, exchange programs, service parts logistics, such as unit repair and recovery, recycling and e-waste management. We provide repair expertise to multiple product lines such as consumer and midrange products, printers, PDA’s, mobile phones, consumer medical devices, notebooks, PC’s, set-top boxes, game consoles and highly complex infrastructure products.

Additionally, our after-sales services include our Retail Technical Services (“RTS”) business. This business provides end user technical support in a number of market sectors, including consumer electronics, small to medium size business, computing, and mobile technology. RTS offers end-to-end integrated service solutions through various venues, such as in home, in office, retail location, and via remote session. Services offered include diagnosis, repair, configuration, integration, and installation services. We believe that these offerings improve our customers’ competiveness by decreasing product returns, lowering total cost of ownership, improving end-user experience with products and increasing end-customer retention.

STRATEGY

Our strategy is to reaccelerate our growth and enhance profitability by using our market-focused expertise and capabilities and our global economies of scale to offer the most competitive vertically-integrated global supply chain services to our customers. To achieve this goal, we continue to enhance our global customer focused capabilities through the following:

Market-Focused Approach.  We intend to continue to refine our market-focused expertise and capabilities to ensure that we can make fast, flexible decisions in response to changing market conditions. By focusing our resources on serving specific markets and sub sectors, we are able to better understand and adapt to complex market dynamics and anticipate trends that impact our OEM customers’ businesses. We can help improve our customers market positioning by effectively adjusting product plans and roadmaps, and business requirements to deliver optimum cost, high quality products, services and solutions and meet their time-to-market requirements.

Global Manufacturing Capabilities and Vertically-Integrated Service Offering.  One of our core strategies is to optimize and leverage our global manufacturing capabilities and vertically-integrated services and solutions to meet our customers’ requirements and expand into new markets. Through both internal development and synergistic acquisitions, we enhance our competitive position as a leading provider of comprehensive outsourcing solutions and services and are able to capture a larger portion of our customers end-to-end supply chain. We will continue to selectively pursue strategic opportunities that we believe will further enhance our business objectives and create additional shareholder value.

Focused Design and Engineering Capabilities.  We employ focused design and engineering resources as part of our strategy to offer services that help our OEM customers achieve time-to-market and cost savings for their products. We believe that our enhanced design offerings provide a unique market differentiator that allows us to provide a full suite of complementary design services to our customers.

Capitalize on Our Industrial Park Concept.  Our industrial parks are self-contained campuses where we co-locate our manufacturing and logistics operations with certain strategic suppliers in low-cost regions around the world. These industrial parks allow us to minimize logistics, distribution and transportation costs throughout the supply chain and reduce manufacturing cycle time by reducing distribution barriers, improving communications, increasing flexibility and reducing turnaround times. We intend to continue to capitalize on these industrial parks as part of our strategy to offer our customers highly-competitive cost reductions and flexible, just-in-time delivery programs.

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

COMPETITIVE STRENGTHS

We continue to enhance our business through the development and broadening of our various product and service offerings. Our focus is to be a flexible organization with repeatable execution, that adapts to macroeconomic changes, and creates value that increases our customers’ competitiveness. We have concentrated our strategy on market-focused expertise, capabilities, and services and our vertically-integrated global supply chain services. We believe that the following capabilities differentiate us from our competitors and enable us to better serve our customers requirements:

Geographic, Customer and End Market Diversification.  We believe that we have created a well-diversified and balanced company. We have diversified our business across multiple end markets, significantly expanding our available market. The world is undergoing change and macroeconomic disruptions that has lead to demand shifts and realignments. We believe that we are well positioned through our market diversification to successfully navigate through difficult economic climates. Our broad geographic footprint and experience with multiple types and complexity levels of products provides us a significant competitive advantage. We continually look for new ways to diversify our offering within each market segment. During this global demand realignment a more diversified customer base has been created as evidenced by the reduction of the concentration of sales to our ten largest customers to 50% of net sales in fiscal year 2009 from 64% of net sales in fiscal year 2007. This diversification positions us better to weather end market, customer or product downturns.

Significant Scale and Global Integrated System.  We believe that scale is a significant competitive advantage, as our customers’ solutions increasingly require cost structures and capabilities that can only be achieved through size and global reach.. We are a leader in global procurement, purchasing approximately $26 billion of material during our fiscal year ended March 31, 2009. As a result, we are able to use our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers.

We have established an extensive, integrated network of design, manufacturing and logistics facilities in the world’s major electronics markets to serve the outsourcing needs of both multinational and regional OEMs. Our extensive global network of facilities in 30 countries with approximately 160,000 employees gives us the ability to increase the competitiveness of our customers by simplifying their global product development processes while also delivering improved product quality with improved performance and accelerated time to market. Operating and executing this complex worldwide solutions system is a competitive advantage.

Extensive Design and Engineering Capabilities.  We have an industry leading global design service offering with extensive product design engineering resources that provide global design services, products, and solutions to satisfy a wide array of customer requirements across all of our key market segments. We combine our design and manufacturing offering services to provide end-to-end customized solutions that include services from design layout, through product industrialization and product development including the manufacture of vertically-integrated components (such as camera modules) and complete products (such as cellular phones), which are then sold by our OEM customers under the OEMs’ brand names.

Vertically-Integrated End-to-End Solution.  We offer a comprehensive range of worldwide supply chain services that simplify and improve the global product development process and provide meaningful time and cost savings to our OEM customers. Our broad based, vertically-integrated, end-to-end services enable us to cost effectively design, build, ship and service a complete packaged product. We believe that our capabilities also help our customers improve product quality, manufacturability and performance, and reduce costs. We continue to expand and enhance our vertically-integrated service offering by adding capabilities in plastics, metals, rigid and flexible printed circuit boards, and power supplies, as well as by introducing new vertically-integrated capabilities in areas such as solar equipment, large format stamping and chargers.

Industrial Parks; Low-Cost Manufacturing Services.  We have developed self-contained campuses that co-locate our manufacturing and logistics operations with our suppliers at a single low-cost location. These industrial parks enhance our total supply chain management, while providing a low-cost, multi-technology solution for our customers. This approach increases the competitiveness of our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established our large industrial parks in Brazil, China, Hungary, India, Malaysia, Mexico and Poland.

In addition, we have other regional manufacturing operations situated in low-cost regions of the world to provide our customers with a wide array of manufacturing solutions and the lowest manufacturing costs. As of March 31, 2009, approximately 71% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, Malaysia, Mexico, Poland, Singapore and Ukraine. We believe we are a global industry leader in low-cost production capabilities.

Long-Standing Customer Relationships.  We believe that our long term relationships with key customers is a fundamental requirement for our sustained market position, growth and profitability. We believe that our ability to maintain and grow these customer relationships is due to our ability to continuously create value that increases our customers’ competitiveness. We achieve this through our continued development of a broad range of vertically-integrated service offerings and solutions, and our market-focused approach, which allows us to provide innovative thinking to all of the manufacturing and related services that we provide to our customers. To achieve our quality goals, we continuously monitor our performance using a number of quality improvement and measurement techniques. We continue to receive numerous service and quality awards that further validate the success of these programs.

CUSTOMERS

Our customers include many of the world’s leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2009, our ten largest customers accounted for approximately

50% of net sales from continuing operations. Our largest customer during fiscal year 2009 was Sony-Ericsson, which accounted for more than 10% of net sales from continuing operations. No other customer accounted for more than 10% of net sales from continuing operations in fiscal year 2009.

The following table lists in alphabetical order a representative sample of our largest customers in fiscal year 2009 and the products of those customers for which we provide EMS services:

Customer	End Products

Cisco Systems, Inc.	Consumer electronics products
Eastman Kodak	Digital cameras and self-service kiosks
Ericsson Telecom AB	Business telecommunications systems and GSM infrastructure
Hewlett-Packard Company	Inkjet printers and storage devices
Microsoft Corporation	Computer peripherals and consumer electronics gaming products
Motorola, Inc.	Cellular phones and telecommunications infrastructure
Nortel Networks Limited*	Optical, wireless and enterprise telecommunications infrastructure
Research in Motion	Smartphones and other mobile communication devices
Sony-Ericsson	Cellular phones
Sun Microsystems, Inc.	Network computing infrastructure products

*	In January 2009, Nortel Networks Limited filed for restructuring protection in various jurisdictions. Refer to the discussion under Customer Credit Risk contained within Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

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

COMPETITION

The EMS market is extremely competitive and includes many companies, several of which have achieved substantial market share. We compete against numerous domestic and foreign EMS providers, as well as our current and prospective customers, who evaluate our capabilities in light of their own capabilities and cost structures. We face particular competition from Asian based competitors, including Taiwanese ODM suppliers who compete in a variety of our end markets and have a substantial share of global information technology hardware production.

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

EMPLOYEES

As of March 31, 2009, our global workforce totaled approximately 160,000 employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.

Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel.

ENVIRONMENTAL REGULATION

Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We have infrastructures in place to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results, or competitive position. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third-party sites. We engage environmental consulting firms to assist us in the evaluation of environmental liabilities of our ongoing operations, historical disposal activities and closed sites in order to establish appropriate accruals in our financial statements. We determined the amount of our accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. While no material exposures have been identified to date that we are aware of, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. For example, the electronics industry became subject to the European Union’s Restrictions on Hazardous Substances (“RoHS”), Waste Electrical and Electronic Equipment (“WEEE”) directives beginning in 2005 and 2006, the regulation EC 1907/2006 EU Directive REACH (Regulation, Evaluation, Authorization, and restriction of Chemicals), and China RoHS entitled, Management Methods for Controlling Pollution for Electronic Information Products (“EIPs”). Similar legislation has been or may be enacted in other jurisdictions, including in the United States. Our business requires close collaboration with our customers and suppliers to mitigate risk of non-compliance. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as the regulations. These programs vary from collecting compliance data from our suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. RoHS and other similar legislation prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. In the case of WEEE, although the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

INTELLECTUAL PROPERTY

We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. As of March 31, 2009 and 2008, the carrying value of our intellectual property was immaterial.

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

The recent financial crisis and current global economic slowdown may adversely affect our business, results of operations and financial condition.

Our revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. For example, the current global economic crisis and related decline in demand for our customers’ products across all of the industries we serve, has caused our OEM customers to reduce their manufacturing and supply chain outsourcing and has negatively impacted our capacity utilization levels. Continuing adverse global economic conditions in our customers’ markets would likely negatively impact our sales and margins, and consequently would have an adverse effect on our business, financial condition and results of operations.

The recent financial crisis affecting the banking system and capital markets and the going concern threats to financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit, fixed income and equity markets. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

Our exposure to financially troubled customers or suppliers may adversely affect our financial results.

We provide EMS services to companies and industries that have in the past, and may in the future, experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. Our suppliers may also experience financial difficulty in this environment. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. The current global financial crisis is continuing to adversely affect our customers’ and suppliers’ access to capital and liquidity. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: a provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and increases in working capital requirements due to increases in days in inventory and increases in days in accounts receivable. For the year ended March 31, 2009, we recognized approximately $262.7 million in charges for provisions of accounts receivable, the write-down of inventory and recognition of related obligations for certain financially distressed customers.

Our debt level may create limitations

As of March 31, 2009 our total debt was approximately $3.0 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute business strategy.

We depend on industries that continually produce technologically advanced products with short life cycles and our business would be adversely affected if our customers’ products are not successful or if our customers lose market share.

We derive our revenues from customers in the following markets:

•	Infrastructure, which includes networking and communications equipment, such as base stations, core routers and switches, optical and ONT equipment, and connected home products, such as set-top boxes and DSL/cable modems;

•	Mobile communication devices, which includes handsets operating on a number of different platforms such as GSM, CDMA, TDMA and WCDMA;

•	Computing, which includes products such as desktop, handheld and notebook computers, electronic games and servers;

•	Consumer digital devices, which includes products such as home entertainment equipment, printers, copiers and cameras;

•	Industrial, Semiconductor and White Goods, which includes products such as home appliances, industrial meters, bar code readers, self-service kiosks, solar market equipment and test equipment;

•	Automotive, Marine and Aerospace, which includes products such as navigation instruments, radar components, and instrument panel and radio components; and

•	Medical devices, which includes products such as drug delivery, diagnostic, telemedicine devices and disposable devices.

Factors affecting any of these industries in general, or our customers in particular, could seriously harm us. These factors include:

•	rapid changes in technology, evolving industry standards and requirements for continuous improvement in products and services result in short product life cycles;

•	demand for our customers’ products may be seasonal;

•	our customers may fail to successfully market their products, and our customers’ products may fail to gain widespread commercial acceptance;

•	our customers may experience dramatic market share shifts in demand which may cause them to exit the business; and

•	there may be recessionary periods in our customers’ markets, such as the recent global economic downturn.

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

On occasion, customers require rapid increases in production or require that manufacturing of their products be transitioned from one facility to another to achieve cost or other objectives. These demands stress our resources and reduce our margins. We may not have sufficient capacity at any given time to meet our customers’ demands, and transfers from one facility to another can result in inefficiencies and costs due to excess capacity in one facility and corresponding capacity constraints at another. Due to many of our costs and operating expenses being relatively fixed, customer order fluctuations, deferrals and transfers of demand from one facility to another, as described above, have had a material adverse effect on our operating results in the past, including the third and fourth quarters in fiscal 2009, and we may experience such effects in the future.

Our industry is extremely competitive; if we are not able to continue to provide competitive services, we may lose business.

We compete with a number of different companies, depending on the type of service we provide or the location of our operations. For example, we compete with major global EMS providers, other smaller EMS companies that have a regional or product-specific focus, and ODMs with respect to some of the services that we provide. We also compete with our current and prospective customers, who evaluate our capabilities in light of their own capabilities and cost structures. Our industry is extremely competitive, many of our competitors have achieved substantial market share and some may have lower cost structures or greater design, manufacturing, financial or other resources than we do. We face particular competition from Asian-based competitors, including Taiwanese ODM suppliers who compete in a variety of our end markets and have a substantial share of global information technology hardware production. If we are unable to provide comparable manufacturing services and improved products at lower cost than the other companies in our market, our net sales could decline.

The majority of our sales come from a small number of customers and a decline in sales to any of these customers could adversely affect our business.

Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 50%, 55% and 64% of net sales from continuing operations in fiscal years 2009, 2008 and 2007, respectively. Our largest customer during fiscal years 2009, 2008 and 2007 was Sony-Ericsson, which accounted for more than 10% of net sales from continuing operations. No other customer accounted for more than 10% of net sales from continuing operations in fiscal years 2009, 2008 or 2007. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us, or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues could be harmed.

If we do not effectively manage changes in our operations, our business may be harmed; we have taken substantial restructuring charges in the past and we may need to take material restructuring charges in the future.

In recent years, we have experienced growth in our business through a combination of internal growth and acquisitions. Our global workforce has more than doubled in size since the beginning of fiscal year 2001. We continue to seek to expand the available market for our services. However, our business also has been affected by general economic conditions, most recently the current global economic crisis. The expansion of our business, as well as business contractions and other changes in our customers’ requirements, have in the past, and may in the future, require that we adjust our business and cost structures, including by taking restructuring charges. Restructuring activities involve reductions in our workforce at some locations and closure of certain facilities. All of these changes have in the past placed, and may in the future place, considerable strain on our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not properly manage our financial and management controls, reporting systems and procedures to manage our employees, our business could be harmed.

In recent years, we have undertaken initiatives to restructure our business operations through a series of restructuring activities, which were intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency. These activities included reducing excess workforce and capacity, transitioning manufacturing to lower-cost locations and eliminating redundant facilities, and consolidating and eliminating certain administrative facilities.

During fiscal year 2009, in response to the global economic crisis and related decline in demand for our OEM customers’ products, which impacted our capacity utilization levels, we announced further restructuring plans intended to improve our operational efficiencies by reducing excess workforce and capacity.

We recognized restructuring charges of approximately $179.8 million, $447.7 million and $151.9 million in fiscal years 2009, 2008, and 2007, respectively.

We may be required to take additional charges in the future as we continue to evaluate our operations and cost structures relative to general economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. We may continue to consolidate certain manufacturing facilities or transfer certain of our operations to lower cost geographies. We cannot assure you as to the timing or amount of any future restructuring charges. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows may be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.

Our components business is dependent on our ability to quickly launch world-class components products, and our investment in development, and start-up and integration costs necessary to achieve quick launches of world-class components products may adversely affect our margins and profitability.

Our components business, which primarily includes camera modules, power supplies and CSTN and active TFT small and medium form factor display modules for mobile phones, is part of our strategy to improve our competitive position and to grow our future margins, profitability and shareholder returns by expanding our vertical-integration capabilities. The camera module, power supply and CSTN and active TFT small and medium form factor display modules for mobile phones industries have experienced, and are expected to continue to experience, rapid technological change. The success of our components business is dependent on our ability to design and introduce world-class components that have performance characteristics that are suitable for a broad market and that offer significant price and/or performance advantages over competitive products.

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

Although we enter into contracts with our design services customers, we may design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all. Even if our customers accept our designs, if they do not then purchase anticipated levels of products, we may not realize any profits. Our design activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to a product, these contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any particular volume of purchases. These contracts can generally be terminated on short notice. In addition, some of the products we design and develop must satisfy safety and regulatory standards and some must receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our sales, profitability and reputation.

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

We have completed numerous acquisitions of businesses and we may acquire additional businesses in the future. In particular, on October 1, 2007, we completed our acquisition of Solectron. Any future acquisitions may require additional equity financing, which could be dilutive to our existing shareholders, or additional debt financing, which could increase our leverage and potentially affect our credit ratings. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.

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

As a medical device manufacturer, we are required to register with the Food and Drug Administration (“FDA”) and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. If any FDA inspection reveals noncompliance to QSR or other FDA regulations, and the Company does not address the observation adequately to the satisfaction of the FDA, the FDA may take action against us. FDA actions may include issuing a letter of inspectional observations on FDA Form 483, issuing a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an offshore facility, or shutting down a manufacturing facility. In the European Community (“EC”), we are required to maintain certain standardized certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Continued noncompliance to the EC regulations could stop the flow of products into the EC from us or from our customers. If any of these actions were to occur, it would harm our reputation and cause our business to suffer.

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

Because our manufacturing operations are located in a number of countries throughout the Americas, Asia and Europe, we are subject to the risks of changes in economic and political conditions in those countries, including:

•	fluctuations in the value of local currencies;

•	labor unrest and difficulties in staffing;

•	longer payment cycles;

•	cultural differences;

•	increases in duties and taxation levied on our products;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	limitations on imports or exports of components or assembled products, or other travel restrictions;

•	expropriation of private enterprises;

•	exposure to infectious disease and epidemics; and

•	a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.

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

A number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions are otherwise increased. For example, on March 16, 2007, the Chinese government passed a new unified enterprise income tax law which became effective on January 1, 2008. Among other things, the new law cancels many income tax incentives previously applicable to our subsidiaries in China. Under the new law, the tax rates applicable to the operations of most of our subsidiaries in China will be increased to 25%. The new law provides a transition rule which increases the tax rate to 25% over a 5-year period. The new law also increased the standard withholding rate on earnings distributions to between 5% and 10% depending on the residence of the shareholder. The ultimate effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our China income, the manner in which China interprets, implements and applies the new tax provisions, and by our ability to qualify for any exceptions or new incentives.

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

Our revenues depend on outsourcing by OEMs in which we assume manufacturing and supply chain management responsibilities from our OEM customers. Current and prospective customers continuously evaluate our capabilities against other providers as well as against the merits of manufacturing products themselves. Our business would be adversely affected if OEMs decide to perform these functions internally. Similarly, we depend on new outsourcing opportunities to mitigate against lost revenues arising from the decline in demand for our customers’ products due to the current global economic slowdown, and our business would be adversely affected if we are not successful in gaining additional business from these opportunities or if OEMs do not outsource additional manufacturing business.

We may be adversely affected shortages of required electronic components.

From time to time, we have experienced shortages of some of the electronic components that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers. These unanticipated component shortages could result in curtailed production or delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could adversely affect our operating results. Our performance depends, in part, on our ability to incorporate changes in component costs into the selling prices for our products.

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

Currency exchange rates fluctuate on a daily basis as a result of a number of factors, including changes in a country’s political and economic policies. Volatility in the functional and non-functional currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, and payables of our operating entities. As part of our currency hedging strategy, we use financial instruments, primarily forward purchase and swap contracts, to hedge our United States dollar and other currency commitments in order to reduce the short-term impact of foreign currency fluctuations on current assets and liabilities. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

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

We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. For example, the electronics industry became subject to the European Union’s Restrictions on Hazardous Substances, Waste Electrical and Electronic Equipment directives beginning in 2005 and 2006, the regulation EC 1907/2006 EU Directive REACH (Regulation, Evaluation, Authorization, and restriction of Chemicals), and China RoHS entitled, Management Methods for Controlling Pollution for Electronic Information Products. Similar legislation has been or may be enacted in other jurisdictions, including in the United States. RoHS and other similar legislation prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as the regulations. These programs vary from collecting compliance data from our suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their obligations under WEEE.

In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third party sites. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, or the results of future testing and analyses at our current or former operating facilities indicate that we are responsible for the release of hazardous substances into the air, ground and/or water, we may be subject to additional liability. Additional environmental matters may arise in the future at sites where no problem is currently known or at sites that we may acquire in the future. Our failure to comply with environmental laws and regulations or adequately address contaminated sites could limit our ability to expand our facilities or could require us to incur significant expenses, which would harm our business.

Our operating results may fluctuate significantly due to a number of factors, many of which are beyond our control.

Some of the principal factors that contribute to the fluctuations in our annual and quarterly operating results are:

•	significant changes in the macroeconomic environment and related changes in consumer demand;

•	exposure to financially troubled customers;

•	our customers may not be successful in marketing their products, their products may not gain widespread commercial acceptance, and our customers’ products have short product life cycles;

•	our customers may cancel or delay orders or change production quantities;

•	our customers may decide to choose internal manufacturing instead of outsourcing for their product requirements;

•	integration of acquired businesses and facilities;

•	our operating results vary significantly from period to period due to the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	our increased design services and components offerings may reduce our profitability as we are required to make substantial investments in the resources necessary to design and develop these products without guarantee of cost recovery and margin generation;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers; and

•	managing changes in our operations.

Two of our significant end markets are the mobile devices market and the consumer devices market. These markets exhibit particular strength toward the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our third fiscal quarter as compared to our other fiscal quarters. However, due to the current economic slowdown, we had lower revenues in our 2009 fiscal third quarter. Economic or other factors leading to diminished orders in the end of the calendar year could harm our business.

Our strategic relationships with major customers create risks.

Over the past several years, we have completed numerous strategic transactions with OEM customers. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We may pursue these OEM divestiture transactions in the future. These arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our ordinary shares has been and may in the future be subject to similar volatility. Factors such as fluctuations in our operating results, announcements of technological innovations or events affecting other companies in the electronics industry, currency fluctuations, general market fluctuations, and macro economic conditions may cause the market price of our ordinary shares to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing over 27.2 million square feet of productive capacity as of March 31, 2009. We own facilities with approximately 9.4 million square feet in Asia, 3.5 million square feet in the Americas and 2.8 million square feet in Europe. We lease facilities with approximately 6.6 million square feet in Asia, 3.0 million square feet in the Americas and 1.9 million square feet in Europe.

Our facilities include large industrial parks, ranging in size from approximately 400,000 to 6.0 million square feet, in Brazil, China, Hungary, India, Malaysia, Mexico and Poland. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 1.0 million square feet, in Austria, Brazil, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, Norway, Poland, Romania, Russia, Scotland, Singapore, Sweden, Ukraine, United Kingdom and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world’s major electronics markets.

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

PRICE RANGE OF ORDINARY SHARES

Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol “FLEX.” The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2008 as reported on the NASDAQ Global Select Market.

	High	Low

Fiscal Year Ended March 31, 2009
Fourth Quarter	$3.23	$1.86
Third Quarter	7.08	1.60
Second Quarter	9.60	7.41
First Quarter	11.23	9.28
Fiscal Year Ended March 31, 2008
Fourth Quarter	$11.91	$9.26
Third Quarter	13.28	11.19
Second Quarter	12.02	10.80
First Quarter	11.72	10.80

As of May 14, 2009 there were 4,637 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ Global Select Market was $3.50 per share.

DIVIDENDS

Since inception, we have not declared or paid any cash dividends on our ordinary shares. The terms of our outstanding Senior Subordinated Notes currently restrict our ability to pay cash dividends. For more information, please see Note 4, “Bank Borrowings and Long-term Debt” to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2009 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor’s 500 Stock Index and in the peer group described above on March 31, 2004 and reflects the annual return through March 31, 2009, assuming dividend reinvestment.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Flextronics International Ltd., The S&P 500 Index
And A Peer Group

*	$100 invested on March 31, 2004 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

	3/04	3/05	3/06	3/07	3/08	3/09
Flextronics International Ltd.	$100.00	$70.45	$60.56	$64.01	$54.94	$16.91
S&P 500 Index	100.00	106.69	119.20	133.31	126.54	78.34
Peer Group	100.00	76.74	90.49	54.01	32.53	17.09

RECENT SALES OF UNREGISTERED SECURITIES

None.

INCOME TAXATION UNDER SINGAPORE LAW

Dividends.  Singapore does not impose a withholding tax on dividends. All dividends paid on or after January 1, 2008 are tax exempt to shareholders.

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

	Fiscal Year Ended March 31,
	2009	2008(1)	2007	2006	2005
	(In thousands, except per share amounts)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$30,948,575	$27,558,135	$18,853,688	$15,287,976	$15,730,717
Cost of sales	29,513,011	25,972,787	17,777,859	14,354,461	14,720,532
Restructuring charges(2)	155,134	408,945	146,831	185,631	78,381

Gross profit	1,280,430	1,176,403	928,998	747,884	931,804
Selling, general and administrative expenses	979,060	807,029	547,538	463,946	525,607
Intangible amortization(3)	135,872	112,317	37,089	37,160	33,541
Goodwill impairment charge(4)	5,949,977	—	—	—	—
Restructuring charges(2)	24,651	38,743	5,026	30,110	16,978
Other charges (income), net(5)	83,439	61,078	(77,594)	(17,200)	(13,491)
Interest and other expense, net	188,369	91,569	91,986	92,951	89,996
Gain on divestiture of operations	—	—	—	(23,819)	—
Loss on early extinguishment of debt	—	—	—	—	16,328

Income (loss) from continuing operations before income taxes	(6,080,938)	65,667	324,953	164,736	262,845
Provision for (benefit from) income taxes(6)	5,209	705,037	4,053	54,218	(68,652)

Income (loss) from continuing operations	(6,086,147)	(639,370)	320,900	110,518	331,497
Income from discontinued operations, net of tax	—	—	187,738	30,644	8,374

Net income (loss)	$(6,086,147)	$(639,370)	$508,638	$141,162	$339,871

Diluted earnings (loss) per share:
Continuing operations	$(7.41)	$(0.89)	$0.54	$0.18	$0.57

Discontinued operations	$—	$—	$0.31	$0.05	$0.01

Total	$(7.41)	$(0.89)	$0.85	$0.24	$0.58

	As of March 31,
	2009	2008(1)	2007	2006	2005
	(In thousands)

CONSOLIDATED BALANCE SHEET DATA(7):
Working capital	$1,520,280	$2,911,922	$1,102,979	$938,632	$906,971
Total assets	11,317,480	19,524,915	12,341,374	10,958,407	11,009,766
Total long-term debt and capital lease obligations, excluding current portion	2,755,282	3,388,337	1,493,805	1,489,366	1,709,570
Shareholders’ equity	1,834,151	8,164,444	6,176,659	5,354,647	5,224,048

(1)	On October 1, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Solectron, a provider of value-added electronics manufacturing and supply chain services to OEMs. The results of Solectron’s operations were included in the Company’s consolidated financial results beginning on the acquisition date.

(2)	Restructuring charges incurred during the 2009 fiscal year were primarily intended to rationalize the Company’s global manufacturing capacity and infrastructure as a result of deteriorating macroeconomic conditions and decline in demand from our OEM customers. Restructuring charges incurred during the 2008 fiscal year were primarily in connection with the acquisition and integration of Solectron. Restructuring charges incurred during the 2007 fiscal year and prior were primarily in connection with the consolidation and closure of multiple manufacturing facilities.

(3)	The Company recognized a charge of $30.0 million during fiscal year 2008 for the write-off of certain intangible asset licenses due to technological obsolescence.

(4)	The Company recognized a charge to impair goodwill as a result of a significant decline in its share value driven by deteriorating macroeconomic conditions that contributed to a decrease in market multiples and estimated discounted cash flows.

(5)	The Company recognized charges of $111.5 million, $61.1 million and $8.2 million in fiscal years 2009, 2008 and 2005, respectively, for the loss on disposition, other-than-temporary impairment and other related charges on its investments in, and notes receivable from, certain non-publicly traded companies. The Company recognized a net gain of $28.1 million for the partial extinguishment of its 1% Convertible Subordinated Notes due August 1, 2010. The Company recognized $79.8 million, $20.6 million and $29.3 million of net foreign exchange gains primarily related to the liquidation of certain international entities in fiscal years 2007, 2006 and 2005, respectively. The Company also recognized $7.7 million and $7.6 million in executive separation costs in fiscal years 2006 and 2005, respectively. In fiscal year 2006, The Company recognized a net gain of $4.3 million related to its investments in certain non-publicly traded companies.

(6)	The Company recognized non-cash tax expense of $661.3 million during fiscal year 2008, as we determined the recoverability of certain deferred tax assets was no longer more likely than not.

(7)	Includes continuing and discontinued operations for the fiscal years ended March 31, 2006 and prior.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are one of the world’s largest EMS providers, with revenues from continuing operations of $30.9 billion in fiscal year 2009. As of March 31, 2009, our total manufacturing capacity was approximately 27.2 million square feet. We help customers design, build, ship, and service electronics products through a network of facilities in 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. In fiscal year 2009, our net sales from continuing operations in Asia, the Americas and Europe represented approximately 49%, 33% and 18%, respectively, of our total net sales from continuing operations, based on the location of the manufacturing site.

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

Our operating results are affected by a number of factors, including the following:

•	significant changes in the macroeconomic environment and related changes in consumer demand;

•	exposure to financially troubled customers;

•	our customers may not be successful in marketing their products, their products may not gain widespread commercial acceptance, and our customers’ products have short product life cycles;

•	our customers may cancel or delay orders or change production quantities;

•	our customers may decide to choose internal manufacturing instead of outsourcing for their product requirements;

•	integration of acquired businesses and facilities;

•	our operating results vary significantly from period to period due to the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	our increased design services and components offerings may reduce our profitability as we are required to make substantial investments in the resources necessary to design and develop these products without guarantee of cost recovery and margin generation;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers; and

•	managing changes in our operations.

We also are subject to other risks as outlined in Item 1A, “Risk Factors.”

Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design and manufacturing requirements. We have seen an increase in the penetration of the global OEM manufacturing requirements since the 2001 – 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. In recent months, due to the dramatically deteriorating macroeconomic conditions, demand for our customers’ products has slowed in all of the industries we serve. This global economic crisis, and related decline in demand for our customers’ products, is putting pressure on certain of our OEM customers’ cost structures and causing them to reduce their manufacturing and supply chain outsourcing requirements. As a result, while our sales for fiscal year 2009 increased $3.4 billion or 12.3%, sales for the last six months of fiscal 2009 decreased $3.1 billion, or 18.5%, to $13.7 billion, compared with the $16.8 billion of sales for the last six months of fiscal 2008. This decline in customer demand has negatively affected our capacity utilization levels and has resulted in our recognition of approximately $150.6 million in restructuring charges during the fourth quarter of fiscal year 2009 to rationalize the Company’s global manufacturing capacity and infrastructure with the intent to improve our operational efficiencies by reducing excess workforce and capacity, and further shift manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs.

Further, as a result of the current macroeconomic environment and associated credit market conditions, both liquidity concerns and access to capital have negatively impacted many of our customers. We have increased our efforts to proactively manage our credit exposure with our customers and are continually re-assessing the financial condition of many of our customers and suppliers to anticipate exposures and minimize our risks. During the 2009 fiscal year the Company incurred charges of $262.7 million for certain customers, most notably Nortel, that filed for bankruptcy or restructuring protection or were experiencing significant financial and liquidity difficulties. These charges related to the write-down of inventory and associated contractual obligations, and provisions for doubtful accounts. The estimates underlying the Company’s recorded provisions as well as consideration of other potential contingencies associated with the Nortel restructuring proceedings, and other customers experiencing significant financial and liquidity issues require a considerable amount of judgment and accordingly, the provisions are subject to change.

As a result of the significant decline in the Company’s share value, which was driven largely by deteriorating macroeconomic conditions that contributed to a considerable decrease in market multiples as well as a decline in the our estimated discounted cash flows, the Company recorded an impairment charge $5.9 billion in the third quarter of fiscal 2009 to write-off the entire carrying value of its goodwill as of the date of the charge. This non-cash charge did not affect our financial covenants or cash flows from operations.

We are focused on managing the controllable aspects of business during this economic downturn. We have, and will continue to seek ways to control and reduce costs as required to minimize the impact on our profit level, and continue to attract new customer business. It is management’s goal for the Company to emerge from this economic downturn healthier, leaner, and even more competitive.

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

Carrying Value of Goodwill and Other Long-Lived Assets

We evaluate goodwill for impairment on an annual basis. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. We have one reporting unit: Electric Manufacturing Services. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. During the third fiscal quarter ended December 31, 2008, we concluded that an interim goodwill impairment analysis was required based on the significant decline in the Company’s market capitalization during the quarter. This decline in market capitalization was driven largely by deteriorating macroeconomic conditions that contributed to a considerable decrease in market multiples as well as a decline in the Company’s estimated discounted cash flows. We recognized a non-cash impairment charge of $5.9 billion during the quarter ended December 31, 2008 to write-off the entire carrying value of the Company’s goodwill as of the date of the assessment. As of March 31, 2009, the Company had $36.8 million of goodwill recorded on its Consolidated Balance Sheet, arising from transactions that occurred subsequent to December 31, 2008. For further discussion of the goodwill impairment charge, see Note 2, “Summary of Accounting Policies — Goodwill and Other Intangibles” in Item 8, “Financial Statements and Supplementary Data.”

We review property and equipment and acquired amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For example, during the third and fourth quarters of fiscal year 2009, we reviewed the carrying value of long-lived assets, including intangible assets, for impairment due to the deterioration in the global macroeconomic environment. An impairment loss is recognized when the carrying amount of these long-lived assets exceeds their fair value. Recoverability of property and equipment and acquired amortizable intangible assets are measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and acquired amortizable intangible assets exceeds fair value.

In fiscal year 2008, we recognized an impairment charge of approximately $30.0 million due to the write-off of certain intangible asset licenses due to technological obsolescence. This charge is included in intangible amortization in the Consolidated Statement of Operations for the fiscal year ended March 31, 2008

Customer Credit Risk

We have an established customer credit policy, through which we manage customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. We perform ongoing credit evaluations of our customers’ financial condition and makes provisions for doubtful accounts based on the outcome of those credit evaluations. We evaluate the collectability of accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent we identify exposures as a result of credit or customer evaluations, we also review other customer related exposures, including but not limited to inventory and related contractual obligations. During fiscal year 2009, the Company incurred $262.7 million of charges for Nortel and other customers that filed for bankruptcy or restructuring protection or otherwise were experiencing significant financial and liquidity difficulties. These charges related to the write-down of inventory and associated contractual obligations, and provisions for doubtful accounts. In developing the provision for the receivables, we considered various mitigating factors including existing provisions, off-setting obligations and amounts subject to administrative priority claims. As it is early in the restructuring proceedings for Nortel, the estimates underlying the Company’s recorded provisions as well as consideration of other potential contingencies associated with the Nortel restructuring proceedings require a considerable amount of judgment and accordingly, the provisions are subject to change.

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

Long-term Investments and Notes Receivable

We have certain investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in our Consolidated Balance Sheets. Non-majority-owned investments are accounted for using the equity method when we have an ownership percentage equal to or greater than 20%, or have the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. During fiscal year 2009, we recorded charges of $37.5 million for other-than-temporary impairment of our investments in certain non-publicly traded companies, and also recognized a $74.1 million charge for the other-than-temporary impairment of notes receivable. During fiscal year 2008, we recorded charges of $61.1 million for other-than-temporary impairment of our investments in certain non-publicly traded companies. Impairment charges for fiscal year 2007 were not material.

Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to our consolidated financial statements for the 2009, 2008 and 2007 fiscal years.

During fiscal year 2009, the Company incurred charges for Nortel and other customers that filed for bankruptcy or restructuring protection or otherwise were experiencing significant financial and liquidity difficulties. Based on all information available through December 31, 2008, including discussions with Nortel and its financial advisors, we believed that payment of receivables from Nortel was reasonably assured at the time of shipment, and accordingly, the Company recorded revenues on sales to Nortel at the time of shipment during the period. During the period from January 1, 2009 through approximately January 13, 2009 (based on the dates Nortel filed for restructuring protection in various jurisdictions) the Company only recognized revenues for amounts estimated as collectible on sales to Nortel at the time of shipment. The resulting reduction in revenues during this period was not material to the Company’s revenues or results of operations. For all other customers experiencing significant financial and liquidity difficulties and for which the Company recognized associated charges during fiscal year 2009, the Company recognizes revenues from these customers only when it collects cash for the services, assuming all other criteria for revenue recognition have been met. The amount of revenue deferred and not recognized due to collectability concerns was not material at March 31, 2009 and 2008.

We provide a comprehensive suite of services for our customers that range from contract design services to original product design to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services from continuing operations were less than 10% of our total sales from continuing operations during the 2009, 2008 and 2007 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations.

Accounting for Business and Asset Acquisitions

We have completed numerous business and asset acquisitions, which were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The fair value of the net assets acquired and the results of the acquired businesses are included in the Consolidated Financial Statements from the acquisition dates forward. SFAS 141 required us to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates were used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired was recognized as goodwill. Additionally, recognize liabilities for anticipated restructuring costs that were necessary due to the elimination of excess capacity, redundant assets or unnecessary functions.

We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities are subject to further management review and could change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material impact on our consolidated operating results or financial condition. Effective April 1, 2009, we adopted SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). As such, future adjustments to the estimates used in determining the fair values of our acquired assets and assumed liabilities could impact our consolidated operating results or financial condition. Also included in the provisions of SFAS 141(R) is an amendment to SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) to require adjustments to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as an adjustment to the provision for, or benefit from, income taxes.

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

We recognized non-cash tax expense of $661.3 million during the 2008 fiscal year. This expense principally resulted from management’s re-evaluation of previously recorded deferred tax assets in the United States, which are primarily comprised of tax loss carry forwards. We believed that the likelihood certain deferred tax assets will be realized decreased as we expected future projected taxable income in the United States will be lower as a result of increased interest expense resulting from the term loan entered into as part of the acquisition of Solectron.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.” The data below, and discussion that follows, represents our results from continuing operations.

	Fiscal Year Ended March 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	95.4	94.2	94.3
Restructuring charges	0.5	1.5	0.8

Gross profit	4.1	4.3	4.9
Selling, general and administrative expenses	3.2	2.9	2.9
Intangible amortization	0.4	0.4	0.2
Goodwill impairment charge	19.2	—	—
Restructuring charges	0.1	0.1	—
Other charges (income), net	0.3	0.2	(0.4)
Interest and other expense, net	0.6	0.4	0.5

Income (loss) from continuing operations before income taxes	(19.7)	0.3	1.7
Provision for income taxes	—	2.6	—

Income (loss) from continuing operations	(19.7)	(2.3)	1.7
Discontinued operations:
Income from discontinued operations, net of tax	—	—	1.0

Net income (loss)	(19.7)%	(2.3)%	2.7%

Net sales

Net sales during fiscal year 2009 totaled $30.9 billion, representing an increase of $3.4 billion, or 12.3%, from $27.6 billion during fiscal year 2008, primarily due to the acquisition of Solectron and other companies that were not individually significant, and to new program wins from various existing customers across multiple markets. These factors were offset in part by reduced customer demand during the second half of fiscal year 2009 due to the weakening macroeconomic environment. As a result, while our sales for fiscal year 2009 increased, sales for the last six months of fiscal 2009 decreased $3.1 billion or 18.5%, to $13.7 billion, compared with sales of $16.8 billion for the last six months of fiscal 2008. Sales during fiscal year 2009 increased $1.5 billion in the computing market, $1.2 billion in the infrastructure market and $1.1 billion in the industrial, medical, automotive and other markets. Sales decreased $350.2 million in the mobile communications market and $17.9 million in the consumer digital market. Net sales during fiscal year 2009 increased by $2.6 billion in the Americas and $1.1 billion in Europe, and decreased $297.0 million in Asia.

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

Our ten largest customers during fiscal years 2009, 2008 and 2007 accounted for approximately 50%, 55% and 64% of net sales, respectively, with one customer, Sony-Ericsson, accounting for greater than 10% of our net sales during all three years.

Gross profit

Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. In the cases of new programs, profitability lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin often improves over time as manufacturing program volumes increase, as our utilization rates and overhead absorption improves, and as we increase the level of vertically-integrated manufacturing services content. As a result of these various factors, our gross margin varies from period to period.

Gross profit during fiscal year 2009 increased $104.0 million to $1.3 billion from $1.2 billion during fiscal year 2008. Gross margin decreased to 4.1% of net sales in fiscal 2009 as compared with 4.3% in fiscal 2008. The 20 basis point decrease in gross margin was primarily attributable to a 60 basis point increase in cost of sales during fiscal year 2009 for inventory write-downs and associated contractual obligations related to certain financially distressed customers, and an approximate 60 basis point decrease in margin primarily attributable to lower capacity utilization as a result of current macroeconomic conditions and related decline in customer demand. The factors contributing to the decrease in gross margin were offset in part by $253.8 million, or 100 basis points, of lower restructuring charges attributable to cost of sales recognized during fiscal 2009 as compared to fiscal year 2008.

Gross profit during fiscal year 2008 increased $247.4 million to $1.2 billion from $929.0 million during fiscal year 2007. Gross margin decreased to 4.3% of net sales in fiscal 2008 as compared with 4.9% in fiscal 2007. The 60 basis point decrease in gross margin was primarily attributable to a 70 basis point increase in restructuring charges attributable to cost of sales recognized during fiscal 2008. The restructuring charges were principally incurred in connection with the Solectron acquisition and were related to restructuring activities for operations that were associated with the Company prior to the acquisition of Solectron. The decrease in gross margin was partially offset by an approximate 10 basis point increase in margin during fiscal 2008 related to favorable changes in customer and product mix, and increased operational efficiencies.

Restructuring charges

We recognized restructuring charges of approximately $179.8 million during fiscal year 2009 primarily related to rationalizing the Company’s global manufacturing capacity and infrastructure as a result of deteriorating macroeconomic conditions. This global economic crisis and related decline in demand for our customers’ products across all of the industries the Company serves, has caused our OEM customers to reduce their manufacturing and supply chain outsourcing and has negatively impacted the Company’s capacity utilization levels. Our restructuring activities are intended to improve the Company’s operational efficiencies by reducing excess workforce and capacity. In addition to the cost reductions, these activities will result in a further shift of manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. We classified approximately $155.1 million of these charges as cost of sales and approximately $24.7 million of these charges as selling, general and administrative expenses during fiscal year 2009. The charges recognized by reportable geographic region amounted to $96.9 million, $56.7 million and $26.2 million for Asia, the Americas and Europe, respectively. Approximately $55.8 million of these restructuring charges were non-cash. As of March 31, 2009, accrued severance and facility closure costs related to restructuring charges incurred during fiscal year 2009 were approximately $79.0 million, of which approximately $4.8 million was classified as a long-term obligation.

The Company does not anticipate a significant change to its previously announced restructuring plan and anticipates an additional charge between $70 million and $100 million in fiscal year 2010.

During fiscal year 2008, we recognized restructuring charges of approximately $447.7 million primarily related to the Company’s acquisition of Solectron. These charges were related to restructuring activities which included closing, consolidating and relocating certain manufacturing, design, and administrative operations, eliminating redundant assets and reducing excess workforce and capacity, and encompassed over 25 different manufacturing and design locations. The activities associated with these charges involved multiple actions at each location, were completed in multiple steps and generally within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. We classified approximately $408.9 million of these charges as a component of cost of sales. The fiscal year 2008 restructuring charge of approximately $447.7 million is net of approximately $52.9 million of customer reimbursements earned in accordance with the various agreements with Nortel. The reimbursement was included as a component of cost of sales during fiscal year 2008,was included in other current assets in the Company’s Consolidated Balance Sheet as of March 31, 2008 and collected during fiscal year 2009. The charges recognized by reportable geographic region, before the Nortel reimbursement, amounted to $178.9 million, $175.2 million and $146.5 million for Asia, Europe and the Americas, respectively. Approximately $202.5 million of these restructuring charges were non-cash. As of March 31, 2009, accrued facility closure costs related to restructuring charges incurred during fiscal year 2008 were approximately $60.2 million, of which approximately $19.3 million was classified as a long-term obligation.

During fiscal year 2007, we recognized restructuring charges of approximately $151.9 million associated with the consolidation and closure of several manufacturing facilities including the related impairment of certain long-lived assets; and other charges primarily related to the exit of certain real estate owned and leased by us in order to reduce our investment in property, plant and equipment. Approximately $146.8 million of the charges were classified as a component of cost of sales. The charges recognized by reportable geographic region amounted to $59.0 million, $49.6 million and $43.3 million for the Americas, Asia and Europe, respectively. As of March 31, 2009, accrued facility closure costs related to restructuring charges incurred during fiscal year 2007 were approximately $13.2 million, of which approximately $7.5 million was classified as a long-term obligation.

Refer to Note 9, “Restructuring Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, totaled $979.1 million, or 3.2% of net sales, during fiscal year 2009, compared to $807.0 million, or 2.9% of net sales, during fiscal year 2008. The increase in SG&A as a percentage of net sales during fiscal year 2009 was primarily the result of the recognition of provisions for accounts receivable from financially distressed customers of $73.3 million incurred during fiscal 2009. The increase in absolute dollars of SG&A was primarily the result of our acquisition of Solectron as well as other business and asset acquisitions over the past 12 months, continued investments in resources and investments in certain technologies to enhance our overall design and engineering competencies, and provisions for accounts receivable from distressed customers.

SG&A totaled $807.0 million, or 2.9% of net sales, during fiscal year 2008, compared to $547.5 million, or 2.9% of net sales, during fiscal year 2007. The increase in absolute dollars of SG&A during fiscal year 2008 was primarily the result of our acquisition of Solectron as well as other business and asset acquisitions over the past year, continued investments in resources necessary to support our revenue growth, investments in certain technologies to enhance our overall design and engineering competencies and an increase in stock-based compensation expense.

Goodwill impairment

During our third fiscal quarter ended December 31, 2008, we concluded that an interim goodwill impairment assessment was required due to the significant decline in the Company’s market capitalization, which was driven largely by deteriorating macroeconomic conditions that contributed to a considerable decrease in market multiples as well as a decline in the Company’s estimated discounted cash flows. As a result of our analysis, we recorded a non-cash impairment charge to goodwill in the amount of $5.9 billion during the quarter ended December 31, 2008 to eliminate the entire carrying value of our goodwill as of the date of the assessment. The non-cash goodwill impairment charge did not impact our debt covenant compliance. For further discussion of goodwill impairment charges recorded, see Note 2, “Summary of Accounting Policies — Goodwill and Other Intangibles” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Intangible amortization

Amortization of intangible assets in fiscal year 2009 increased by $23.6 million to $135.9 million from $112.3 million in fiscal year 2008. The increase in expense was primarily attributable to the increase in intangibles arising from the Company’s acquisition of Solectron on October 1, 2007, including $9.3 million of increased expense for cumulative adjustments related to purchase accounting adjustments recognized during fiscal 2009. The increase in expense was also due to a lesser extent to intangibles arising from other acquisitions completed in fiscal years 2009 and 2008 that were individually not significant and for which a full year’s amortization would not have been recognized in fiscal year 2008. This increase in expense was offset, in part, by $30.0 million in expense recognized during fiscal year 2008 for the write-off of certain intangible asset licenses due to technological obsolescence.

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

Other charges (income), net

During fiscal year 2009, we recognized approximately $74.1 million in charges to write-down certain notes receivable from Relacom Holding AB (“Relacom”) to the expected recoverable amount, and approximately $37.5 million in charges for the other-than-temporary impairment of certain of the Company’s investments in companies that were experiencing significant financial and liquidity difficulties. These charges were offset to some extent by a gain of $28.1 million resulting from the partial extinguishment of $260.0 million in principal amount of the Company’s 1% Convertible Subordinated Notes, net of approximately $5.7 million for estimated transaction costs and the write-off of related debt issuance costs.

During fiscal year 2008, the Company recognized approximately $61.1 million in other charges related to the other-than-temporary impairment and related charges on certain of the Company’s investments. Of this amount, approximately $57.6 million was attributable to the sale of its investment in Relacom, which was liquidated in January 2008 for approximately $57.4 million of cash proceeds. Relacom’s expansion geographically into Eastern Europe and Latin America led Relacom to recognize significant restructuring charges and other costs and resulted in continued losses and diminished cash flows, which reduced the fair value of the investment. Although we believed this degradation in the fair value of our investment in Relacom was temporary, we decided to sell our interest in this non core investment to the majority holder in December 2007 rather than participate in a new equity round of financing by Relacom to support its need for additional capital. As a result, we recognized an impairment loss of approximately $48.5 million in the quarter ended December 31, 2007 based on the price at which it was sold on January 7, 2008.

During fiscal year 2007, we recognized a foreign exchange gain of approximately $79.8 million from the liquidation of a certain international entity.

Interest and other expense, net

Interest and other expense, net was $188.4 million during fiscal year 2009 compared to $91.6 million during fiscal year 2008, an increase of $96.8 million. The increase in expense was primarily the result of $50.5 million in additional interest expense on the $1.7 billion in borrowings under the Company’s term loan facility used to finance the acquisition of Solectron, as well as the refinancing of certain Solectron outstanding debt obligations, and a

$39.4 million unfavorable movement in net foreign exchange as a result of the U.S. dollar appreciating against our primary foreign currencies.

Interest and other expense, net was $91.6 million during fiscal year 2008 compared to $92.0 million during fiscal year 2007, a decrease of $0.4 million. We experienced an increase in interest expense during fiscal year 2008 of $44.8 million, which was primarily attributable to the $1.7 billion in borrowings under the Company’s term loan facility used to finance its acquisition of Solectron as well as the refinancing of certain of Solectron’s outstanding debt obligations. The increase in interest expense was partially offset by interest and other income earned on the $250.0 million face value promissory note and certain other agreements received in connection with the divestiture of the Software Development and Solutions business during the second quarter of fiscal year 2007, and interest income earned on higher cash balances. We also recognized a $9.7 million gain on the divestiture of an international entity during fiscal year 2008, which also offset the increase in interest expense.

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

The Company has tax loss carryforwards for which the Company has recognized deferred tax assets. Our policy is to provide a reserve against those deferred tax assets that in our estimate are not more likely than not to be realized. During the twelve-month period ended March 31, 2009, the provision for income taxes includes a benefit of approximately $50.2 million for the reversal of valuation allowances. The Company received no tax benefit from the impairment of goodwill or distressed customer charges.

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

In June 2006, the FASB issued Interpretation FIN 48 as an interpretation of SFAS 109. We adopted FIN 48 in the first quarter of fiscal year 2008 and did not recognize any adjustments to the liability for unrecognized tax benefits as a result of the implementation of FIN 48. We are regularly subject to tax return audits and examinations by various taxing jurisdictions in the United States and around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax position, operating results, financial position and cash flows.

See Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” for further discussion.

LIQUIDITY AND CAPITAL RESOURCES — CONTINUING AND DISCONTINUED OPERATIONS

As of March 31, 2009, the Company had cash and cash equivalents of $1.8 billion and bank and other borrowings of $3.0 billion. The Company also had a $2.0 billion revolving credit facility, under which there were no borrowings outstanding as of March 31, 2009. The $2.0 billion credit facility and other various credit facilities are subject to compliance with certain financial covenants. As of March 31, 2009, we were in compliance with the covenants under the Company’s indentures and credit facilities.

Fiscal Year 2009

Cash provided by operating activities was $1.3 billion during fiscal year 2009. This resulted primarily from a $6.1 billion net loss for the period before adjustments to include approximately $6.7 billion of non-cash items, primarily consisting of a $5.9 billion goodwill impairment charge, as well as other non-cash items such as depreciation, amortization, restructuring and distressed customer charges, investment and notes receivable impairment charges, stock-based compensation expense, accretion of interest on notes receivable, and the gain recognized on the partial extinguishment of the Company’s 1% Convertible Subordinated Notes due August 2010. The Company’s working capital accounts decreased $800.1 million on a net basis as a result of overall lower business volume, which also contributed to cash provided by operating activities. Net working capital overall decreased to approximately $1.5 billion as of March 31, 2009 from $2.9 billion as of March 31, 2008. The primary difference between the $1.4 billion overall decrease in working capital and the $800.1 million contribution to cash provided from operations was primarily from $212.3 million in purchase accounting adjustments and acquired working capital balances attributable to acquisitions, and the reclassification of $195.0 million principal amount of the Company’s Zero Coupon Convertible Junior Subordinated Notes due July 31, 2009 to a current obligation.

Cash used in investing activities during fiscal year 2009 was $644.9 million. This resulted primarily from $462.1 million in net capital expenditures for equipment, $200.0 million for the acquisitions of businesses, and $14.8 million for contingent purchase price payments related to past acquisitions.

Cash used in financing activities was $646.8 million during fiscal year 2009. This resulted primarily from $260.1 million in payments for the repurchase of 29.8 million of the Company’s ordinary shares, $226.2 million used to repurchase an aggregate principal amount of $260.0 million of the 1% Convertible Subordinated Notes due August 1, 2010 and $161.0 million used to repay borrowings outstanding under the $2.0 billion credit facility.

Fiscal Year 2008

Cash provided by operating activities was $1.0 billion during fiscal year 2008. This resulted primarily from a $639.4 million net loss for the period before adjustments to include approximately $1.4 billion of non-cash items, primarily consisting of a $661.3 million deferred tax expense for the Company’s re-evaluation of previously recorded deferred tax assets in the United States in connection with its acquisition of Solectron, as well as other non-cash items such as depreciation, amortization, restructuring charges, investment impairment charges, stock-based compensation expense, and accretion of interest on notes receivable. The Company’s working capital accounts decreased $275.4 million, which also contributed to cash provided by operating activities. This decrease in working capital was driven primarily by a decrease in inventory and an increase in accounts payable from working capital management, offset to some extent by an increase in accounts receivable due to increased overall business activity. Net working capital overall increased to approximately $2.9 billion as of March 31, 2008 from $1.1 billion as of March 31, 2007. The primary difference between the $1.8 billion overall increase in working capital and the $275.4 million contribution to cash provided from operations was primarily from purchase accounting adjustments and acquired working capital balances related to the Company’s acquisition of Solectron.

Cash used in investing activities during fiscal year 2008 was $935.4 million. This resulted primarily from $612.0 million in cash paid for acquisitions net of cash acquired, which was mostly comprised of $423.5 for the Company’s acquisition of Solectron, and $327.5 million in net capital expenditures for equipment and the expansion of various low-cost, high-volume manufacturing facilities and industrial parks as well as of our printed circuit board operations and components business.

Cash provided by financing activities was $962.1 million during fiscal year 2008. This resulted primarily from the $1.7 billion borrowed by the Company under the term loan facility entered into in connection with its acquisition of Solectron and proceeds from $161.0 million borrowed under the Company’s revolving credit facility, offset by approximately $942.4 million used to repurchase or redeem debt assumed in connection with the Company’s acquisitions, which was mostly attributable to Solectron.

Fiscal Year 2007

Cash provided by operating activities was $276.4 million during fiscal year 2007. This resulted primarily from $508.6 million net income for the period before adjustments to include approximately $149.6 million of non-cash items, such as depreciation, amortization, gains on divestitures and liquidations of businesses, restructuring charges, stock-based compensation expense, and accretion of interest on notes receivable. The Company’s working capital accounts increased $425.0 million, which reduced cash provided by operating activities. This increase in working capital was driven primarily by increases in inventory and accounts receivable, offset to some extent by an increase in accounts payable due to increased overall business activity and anticipation of future growth.

Cash used in investing activities during fiscal year 2007 was $391.5 million. This resulted primarily from $569.4 million in net capital expenditures for equipment and the expansion of various low-cost, high-volume manufacturing facilities and industrial parks as well as of our printed circuit board operations and components business, $356.4 million in cash paid for acquisitions net of cash acquired, including $215.0 for the Nortel transaction, offset in part by proceeds of $579.9 million from the divestiture of our Software Development and solutions business, net of cash held by the business of $108.6 million.

Cash used in financing activities was $101.0 million during fiscal year 2007. This resulted primarily from $121.9 million in net cash used to repay short-term and other borrowings outstanding as of the 2006 fiscal year end.

We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares. During July 2008, our Board of Directors authorized the repurchase of up to ten percent of the Company’s outstanding ordinary shares, and we repurchased approximately 29.8 million shares under this plan through September 2008. The impairment of the Company’s goodwill limits our ability to repurchase additional shares under the current provisions of our debt facilities. In December 2008, we repurchased $260.0 million principal amount of the Company’s 1% Convertible Subordinated Notes, which become due in August 2010. The Company has approximately $3.0 billion in total debt outstanding as of March 31, 2009 and the Company’s $195.0 million principal amount of its Zero Coupon Convertible Junior Subordinated Notes become due in July 2009. We currently expect to fund the retirement of these notes with existing cash balances and anticipated cash flows from operations. The Company has no significant additional borrowings outstanding that are due within the next twelve months.

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

Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders. Liquidity needs are also dependent upon the extent of cash charges associated with restructuring and integration activities, including historical obligations assumed by the Company in connection with its acquisition of Solectron. During fiscal year 2010, we expect to pay between $150.0 million and $200.0 million in cash for these activities.

Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables under asset backed securitization programs, including a $300.0 million facility entered into by the Company on September 25, 2008, and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements, to certain third-party banking institutions with limited recourse. As of March 31, 2009 and 2008, we had sold receivables totaling $643.6 million and $752.7 million, respectively, net of our participation through asset-backed security and other financing arrangements, which are not included in our Consolidated Balance Sheet. Our asset backed securitization programs include certain limits on customer default rates. Given the current macroeconomic environment, it is possible that we will experience default rates in excess of those limits, which, if not waived by the counterparty, could impair our ability to sell receivables under these arrangements in the future.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has a $2.0 billion revolving credit facility that expires in May 2012. As of March 31, 2009, there were no borrowings outstanding under the credit facility. The credit facility requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined. As of March 31, 2009, the Company was in compliance with the covenants under the credit facility.

The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $275.8 million in the aggregate under which there were approximately $1.9 million of borrowings outstanding as of March 31, 2009.

The Company has approximately $1.7 billion of borrowings outstanding under a term loan facility as of March 31, 2009. Of this amount, approximately $500.0 million matures in October 2012, and the remainder matures in October 2014. Loans under the facility amortize in quarterly installments in an amount equal to 1% per annum with the balance due at the end of the fifth or seventh year, as applicable. The facility requires the Company maintain a maximum ratio of total indebtedness to EBITDA, and as of March 31, 2009, the Company was in compliance with the financial covenants under the facility.

The Company has approximately $801.7 million outstanding under senior subordinated notes as of March 31, 2009. Of this amount, $399.6 million bears interest at 6.5% and is due in May 2013, and $402.1 million bears interest at 6.25% and is due in November 2014.

The Company also has approximately $435.0 million outstanding under convertible subordinated notes as of March 31, 2009. Of this amount, $195.0 million is zero coupon and due in July 2009, and $240.0 million bears interest at 1% and is due in August 2010.

Refer to the discussion in Note 4, “Bank Borrowings and Long-Term Debt” of the Notes to Consolidated Financial Statements for further details of the Company’s debt obligations.

We have purchase obligations that arise in the normal course of business, primarily consisting of binding purchase orders for inventory related items and capital expenditures. Additionally, we have leased certain of our equipment under capital lease commitments, and certain of our facilities and equipment under operating lease commitments.

Future payments due under our purchase obligations, debt and related interest obligations and operating lease contracts are as follows:

		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Contractual Obligations:
Purchase obligations	$1,704,151	$1,704,151	$—	$—	$—
Long-term debt obligations	1,410,041	213,946	281,354	901,012	13,729
Interest on long-term debt obligations	547,768	133,440	229,541	146,733	38,054
Operating leases, net of subleases	581,934	125,986	179,262	105,910	170,776

Total contractual obligations	$4,243,894	$2,177,523	$690,157	$1,153,655	$222,559

Borrowings under our term loan agreement bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. Estimated interest for the term loan facility is based on the applicable fixed rate plus a margin of 2.25% for the approximately $1.1 billion on which the floating interest payment has been swapped for fixed interest payments, and is based on LIBOR plus a margin of 2.25% for the remaining amounts outstanding.

We have excluded $221.4 million of FIN 48 liabilities for unrecognized tax benefits from the contractual obligations table because we cannot make a reasonably reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 8, “Income Taxes” of the Notes to Consolidated Financial Statements for further details.

Our purchase obligations can fluctuate significantly from period-to-period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We continuously sell a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to an investment conduit administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The fair value of the Company’s investment participation, together with its recourse obligation that approximates 5% of the total receivables sold, was approximately $123.8 million and $89.4 million as of March 31, 2009 and 2008, respectively. The increase in the Company’s investment participation was attributable to an increase in receivables sold to the qualified special purpose entity during the twelve-month period ended March 31, 2009. Refer to Note 6, “Trade Receivables Securitization” of the Notes to Consolidated Financial Statements for further discussion.

NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2010. The Company’s minority interests, and associated minority owners’ interest in the income or losses of the related companies has not been material to its results of operations for fiscal years 2009, 2008, and 2007. Accordingly, we do not expect the adoption of the provisions of SFAS 160 to have a material impact on the Company’s reported consolidated results of operations, financial condition and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of SFAS 157 related to financial assets and liabilities, and other assets and liabilities that are carried at fair value on a recurring basis during fiscal year 2009 did not materially impact the Company’s consolidated financial position, results of operations and cash flows. The FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis and is required to be applied by the Company in the first quarter of fiscal year 2010. We do not expect the application of SFAS 157 to non-financial assets and liabilities will have a material impact on the Company’s reported consolidated results of operations, financial condition and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which are intended to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years that begin after December 15, 2008, and is required to be applied prospectively for all business combinations entered into after the date of adoption, which is April 1, 2009 for the Company. We do not expect the initial adoption of SFAS 141(R) will have a material impact on the Company’s reported consolidated results of operations, financial condition and cash flows, however application of this standard to future acquisitions will result in the recognition of certain cash expenditures and non-cash write-offs as period expenses rather than as a component of the purchase price consideration, as was specified by SFAS No. 141. Also included in the provisions of SFAS 141(R) is an amendment to SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) to require adjustments to valuation allowances for acquired deferred tax assets and uncertain tax positions to be recognized as an adjustment to the provision for, or benefit from, income taxes.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and is required to be adopted by the Company beginning April 1, 2009. Retrospective application is required. Upon adoption of FSP APB 14-1, the Company will reduce the carrying value of its Zero Coupon Convertible Junior Subordinated Notes due July 31, 2009 and its 1% Convertible Subordinated Notes due August 1, 2010 by $27.6 million in the aggregate with a corresponding decrease in equity. Further, the Company expects to incur related non-cash interest expense of approximately $21.4 million for its 2010 fiscal year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments with maturities of three months or less from original dates of purchase. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to the greater of 20% of the total investment portfolio or $10.0 million in any single institution. We protect our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2009, the outstanding amount in the investment portfolio was $797.2 million, comprised mainly of money market funds with an average return of 1.40%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

We had fixed and variable rate debt outstanding of approximately $3.0 billion as of March 31, 2009, of which approximately $1.3 billion related to fixed rate debt obligations. As of March 31, 2009, the Company’s fixed rate debt consisted primarily of $809.4 million of Senior Subordinated Notes with a weighted average interest rate of 6.41%, $240.0 million of 1% Coupon Convertible Subordinated Notes, and $195.0 million of Zero Coupon, Zero Yield, Convertible Junior Subordinated Notes.

Variable rate debt obligations were approximately $1.7 billion, which primarily consisted of borrowings under the previously discussed term loan facility. Interest on the term loan facility is based at our option on either (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. As discussed further below, the floating interest rate on approximately $1.1 billion of the approximately $1.7 billion outstanding under the term loan facility has been swapped for fixed interest rates over approximately the next one to two years. The Company also has a $2.0 billion credit facility. Interest on this facility is based at our option on either (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%); or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 0.50% and 1.25%, based on the Company’s credit ratings. Variable rate debt also included demand notes and certain variable lines of credit. These credit lines are located throughout the world and variable interest is generally based on a spread over that country’s inter-bank offering rate.

As of March 31, 2009, the Company has eight interest rate swap transactions to effectively convert the floating interest rate on approximately $1.1 billion of the $1.7 billion outstanding under the term loan facility to fixed interest rates ranging between approximately 1.0% and 3.6% for remaining terms ranging from nine to 22 months. The Company receives floating interest payments at rates equal to the three-month LIBOR on $347.0 million of the swaps, and equal to the one-month LIBOR on $800.0 million of the swaps. In January 2010, $200.0 million of the swaps with fixed interest rates ranging between 1.94% to 2.45% will expire. In March and April 2010, an aggregate $200.0 million of the swaps with a fixed interest rate of 1.0% will expire. In October 2010, $500.0 million of the swaps with fixed interest rates of 3.61% will expire. In January 2011, the remaining $247.0 million of the swaps with fixed interest rates of approximately 3.6% will expire.

The Company’s variable rate debt instruments create exposures for us related to interest rate risk. Primarily because the floating interest on approximately $1.1 billion of the $1.7 billion in variable rate debt obligations as of March 31, 2009 has effectively been converted to fixed, a hypothetical 10% change in interest rates would not be expected to have a material effect on the Company’s financial position, results of operations and cash flows over the next fiscal year.

As of March 31, 2009, the approximate fair values of the Company’s 6.5% Senior Subordinated Notes, 6.25% Senior Subordinated Notes, 1% Convertible Subordinated Notes and debt outstanding under its Term Loan Agreement were 88.0%, 84.5%, 91.70% and 68.96% of the face values of the debt obligations, respectively, based on broker trading prices. Due to the short remaining maturity, the carrying amount of the Zero Coupon Convertible Junior Subordinated Notes approximates fair value.

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

We try to maintain a fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward and swap contracts is minimized since all contracts are with large financial institutions. The gains and losses on forward and swap contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency forward and swap contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2009 amounted to $1.7 billion and the recorded fair value was not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle in Australian dollar, Brazilian real, British pound, Canadian dollar, China renminbi, Czech koruna, Danish krone, Euro, Hong Kong dollar, Hungarian forint, Israel shekel, Indian rupee, Japanese yen, Malaysian ringgit, Mexican peso, Norwegian krone, Polish zloty, Romanian leu, Singapore dollar, Swedish krona, and U.S. dollar.

Based on our overall currency rate exposures as of March 31, 2009, including derivative financial instruments and nonfunctional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

San Jose, California
May 20, 2009

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2009	2008
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,821,886	$1,719,948
Accounts receivable, net of allowance for doubtful accounts of $29,020 and $16,732 as of March 31, 2009 and 2008, respectively	2,316,939	3,550,942
Inventories	2,996,785	4,118,550
Other current assets	799,396	923,497

Total current assets	7,935,006	10,312,937
Property and equipment, net	2,333,781	2,465,656
Goodwill	36,776	5,559,351
Other intangible assets, net	254,715	317,390
Other assets	757,202	869,581

Total assets	$11,317,480	$19,524,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$214,358	$28,591
Accounts payable	4,049,534	5,311,337
Accrued payroll	336,123	399,718
Other current liabilities	1,814,711	1,661,369

Total current liabilities	6,414,726	7,401,015
Long-term debt and capital lease obligations, net of current portion	2,755,282	3,388,337
Other liabilities	313,321	571,119
Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary shares, no par value; 839,412,939 and 835,202,669 shares issued, and 809,633,217 and 835,202,669 outstanding as of March 31, 2009 and 2008, respectively	8,609,991	8,538,723
Treasury stock, at cost; 29,779,722 shares as of March 31, 2009	(260,074)	—
Accumulated deficit	(6,458,317)	(372,170)
Accumulated other comprehensive loss	(57,449)	(2,109)

Total shareholders’ equity	1,834,151	8,164,444

Total liabilities and shareholders’ equity	$11,317,480	$19,524,915

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net sales	$30,948,575	$27,558,135	$18,853,688
Cost of sales	29,513,011	25,972,787	17,777,859
Restructuring charges	155,134	408,945	146,831

Gross profit	1,280,430	1,176,403	928,998
Selling, general and administrative expenses	979,060	807,029	547,538
Intangible amortization	135,872	112,317	37,089
Goodwill impairment charge	5,949,977	—	—
Restructuring charges	24,651	38,743	5,026
Other charges (income), net	83,439	61,078	(77,594)
Interest and other expense, net	188,369	91,569	91,986

Income (loss) from continuing operations before income taxes	(6,080,938)	65,667	324,953
Provision for income taxes	5,209	705,037	4,053

Income (loss) from continuing operations	$(6,086,147)	$(639,370)	$320,900
Income from discontinued operations, net of tax	—	—	187,738

Net income (loss)	$(6,086,147)	$(639,370)	$508,638

Earnings (loss) per share:
Income (loss) from continuing operations:
Basic	$(7.41)	$(0.89)	$0.55

Diluted	$(7.41)	$(0.89)	$0.54

Income from discontinued operations:
Basic	$—	$—	$0.32

Diluted	$—	$—	$0.31

Net income (loss):
Basic	$(7.41)	$(0.89)	$0.86

Diluted	$(7.41)	$(0.89)	$0.85

Weighted-average shares used in computing per share amounts:
Basic	820,955	720,523	588,593

Diluted	820,955	720,523	596,851

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
	2009	2008	2007
	(In thousands)

Net income (loss)	$(6,086,147)	$(639,370)	$508,638
Other comprehensive income:
Foreign currency translation adjustment	(32,357)	24,935	(40,081)
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	(22,983)	(12,704)	(1,824)

Comprehensive income (loss)	$(6,141,487)	$(627,139)	$466,733

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained	Accumulated Other		Total
	Shares		Earnings	Comprehensive	Deferred	Shareholders’
	Outstanding	Amount	(Deficit)	Income (Loss)	Compensation	Equity
	(In thousands)

BALANCE AT MARCH 31, 2006	578,142	$5,572,574	$(241,438)	$27,565	$(4,054)	$5,354,647
Issuance of ordinary shares for acquisitions	26,212	299,608	—	—	—	299,608
Exercise of stock options	2,844	21,153	—	—	—	21,153
Issuance of vested shares under share bonus awards	347	—	—	—	—	—
Net income	—	—	508,638	—	—	508,638
Stock-based compensation, net of tax	—	34,518	—	—	—	34,518
Reversal of deferred stock compensation upon adoption of SFAS 123(R)	—	(4,054)	—	—	4,054	—
Unrealized gain (loss) on derivative instruments, other income (loss), net of taxes	—	—	—	(1,824)	—	(1,824)
Foreign currency translation	—	—	—	(40,081)	—	(40,081)

BALANCE AT MARCH 31, 2007	607,545	5,923,799	267,200	(14,340)	—	6,176,659
Issuance of ordinary shares for acquisitions	221,802	2,519,670	—	—	—	2,519,670
Fair value of vested options assumed for acquisition	—	11,282	—	—	—	11,282
Exercise of stock options	4,291	35,911	—	—	—	35,911
Issuance of vested shares under share bonus awards	1,565	—	—	—	—	—
Net loss	—	—	(639,370)	—	—	(639,370)
Stock-based compensation, net of tax	—	48,061	—	—	—	48,061
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	—	—	—	(12,704)	—	(12,704)
Foreign currency translation	—	—	—	24,935	—	24,935

BALANCE AT MARCH 31, 2008	835,203	8,538,723	(372,170)	(2,109)	—	8,164,444
Repurchase of ordinary shares at cost	(29,780)	(260,074)	—	—	—	(260,074)
Issuance of ordinary shares for acquisitions	141	270	—	—	—	270
Exercise of stock options	2,243	13,848	—	—	—	13,848
Issuance of vested shares under share bonus awards	1,826	—	—	—	—	—
Net loss	—	—	(6,086,147)	—	—	(6,086,147)
Stock-based compensation, net of tax	—	57,150	—	—	—	57,150
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	—	—	—	(22,983)	—	(22,983)
Foreign currency translation	—	—	—	(32,357)	—	(32,357)

BALANCE AT MARCH 31, 2009	809,633	$8,349,917	$(6,458,317)	$(57,449)	$—	$1,834,151

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(6,086,147)	$(639,370)	$508,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	693,597	712,840	421,740
Goodwill impairment charge	5,949,977	—	—
Gain on repurchase of 1% Convertible Subordinated Notes	(28,148)	—	—
Provision for doubtful accounts	73,845	1,090	11,037
Foreign currency gain on liquidation	(6,862)	—	(79,844)
Non-cash interest income and other	(49,914)	(35,194)	(27,947)
Stock compensation	56,914	47,641	32,325
Deferred income taxes	(19,899)	633,850	(26,492)
Gain on divestitures of operations	—	(9,733)	(181,228)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,025,434	(241,959)	(199,498)
Inventories	1,128,936	205,584	(628,024)
Other current and noncurrent assets	242,525	(82,506)	34,586
Accounts payable	(1,212,108)	335,356	560,082
Other current and noncurrent liabilities	(451,371)	115,234	(148,999)

Net cash provided by operating activities	1,316,779	1,042,833	276,376

Cash flows from investing activities:
Purchases of property and equipment, net of disposition	(462,079)	(327,547)	(569,424)
Acquisition of businesses, net of cash acquired	(214,496)	(629,182)	(356,422)
Proceeds from divestitures of operations, net of cash held in divested operations of $0 for fiscal years 2009 and 2008, and $108,624 for fiscal year 2007	5,269	11,138	579,850
Other investments and notes receivable, net	26,450	10,220	(45,499)

Net cash used in investing activities	(644,856)	(935,371)	(391,495)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	11,259,472	7,861,739	7,470,432
Repayments of bank borrowings and long-term debt	(11,433,848)	(6,935,508)	(7,592,550)
Payments for repurchase of long-term debt	(226,199)	—	—
Payments for repurchases of ordinary shares	(260,074)	—	—
Proceeds from exercise of stock options and Employee Stock
Purchase Plan	13,848	35,911	21,153

Net cash provided by (used in) financing activities	(646,801)	962,142	(100,965)

Effect of exchange rates on cash	76,816	(64,181)	(12,250)

Net increase (decrease) in cash and cash equivalents	101,938	1,005,423	(228,334)
Cash and cash equivalents, beginning of year	1,719,948	714,525	942,859

Cash and cash equivalents, end of year	$1,821,886	$1,719,948	$714,525

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION OF THE COMPANY

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

Basis of Presentation and Principles of Consolidation

The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year. The first fiscal quarter ended on June 27, 2008, June 29, 2007 and June 30, 2006, respectively and the second fiscal quarter ended on September 26, 2008, September 28, 2007 and September 30, 2006, respectively. Amounts included in the consolidated financial statements are expressed in U.S. dollars unless otherwise designated.

The accompanying consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a minority interest for the ownership of the minority owners. As of March 31, 2009 and 2008, minority interest was not material. The associated minority owners’ interest in the income or losses of these companies has not been material to the Company’s results of operations for fiscal years 2009, 2008 and 2007, and has been classified, as applicable, within income from discontinued operations or as interest and other expense, net, in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, intangible assets and goodwill; asset impairments; fair values of financial instruments

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including investments, notes receivable and derivative instruments; restructuring charges; contingencies; fair values of assets and liabilities obtained in business combinations and the fair values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Translation of Foreign Currencies

The financial position and results of operations for certain of the Company’s subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and re-measurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results. Non-functional transaction gains and losses, and re-measurement adjustments were not material to the Company’s consolidated results of operations for fiscal years 2009, 2008 and 2007, and have been classified as a component of interest and other expense, net in the consolidated statement of operations.

The Company realized a foreign exchange gain of $79.8 million during fiscal year 2007 from the liquidation of a certain international entity. This gain was previously recorded within other comprehensive income, and reclassified to other charges (income), net, in the consolidated statement of operations during the period when the international entity was substantially liquidated.

Revenue Recognition

The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. The Company makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to the consolidated financial statements for the 2009, 2008 and 2007 fiscal years.

The Company provides services for its customers that range from contract design to original product design to repair services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Net sales for services from continuing operations were less than 10% of the Company’s total sales from continuing operations in the 2009, 2008 and 2007 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations.

Customer Credit Risk

The Company has an established customer credit policy, through which it manages customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of those credit evaluations. The Company evaluates the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent the Company identifies exposures as a result of credit or customer evaluations, the Company also reviews other customer related exposures, including but not limited to inventory and related contractual obligations. During fiscal year 2009, the Company

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred $262.7 million of charges relating to Nortel and other customers that filed for bankruptcy or restructuring protection or otherwise were experiencing significant financial and liquidity difficulties. Of these charges, the Company classified approximately $189.5 million in cost of sales related to the write-down of inventory and associated contractual obligations and $73.3 million as selling, general and administrative expenses for provisions for doubtful accounts during fiscal year 2009. In addition to assessing the estimated Nortel demand that would impact the recoverability of inventory, the Company considered its negotiated agreement requiring Nortel to purchase $120.0 million of existing inventory by July 1, 2009 in determining the charge to cost of sales. This agreement has received preliminary approval by the Ontario Superior Court of Justice and $100.0 million has been collected under the arrangement as of April 1, 2009.

Based on all information available through December 31, 2008, including discussions with Nortel and its financial advisors, the Company believed that payment of receivables from Nortel was reasonably assured at the time of shipment, and accordingly, the Company recorded revenues on sales to Nortel at the time of shipment during the period. During the period from January 1, 2009 through approximately January 13, 2009 (based on the dates Nortel filed for restructuring protection in various jurisdictions) the Company only recognized revenues for amounts estimated as collectible on sales to Nortel at the time of shipment. The resulting reduction in revenues during this period was not material to the Company’s revenues or results of operations. As part of the contractual arrangement discussed above, the Company also secured five day payment terms on all post-bankruptcy petition and post-CCCA (Companies’ Creditors Arrangement act) filing shipments for Nortel. The Company reclassified approximately $109.3 million of trade receivables and other claims from Nortel, net of a $61.8 million reserve, to other assets as of March 31, 2009, as the Company does not expect the net balance to be collected within one year. In developing the provision for these receivables, the Company considered various mitigating factors including existing provisions for Nortel, off-setting obligations from Nortel and amounts subject to administrative priority claims. As it is early in the restructuring proceedings, the estimates underlying the Company’s recorded provisions as well as consideration of other potential contingencies associated with the Nortel restructuring proceedings require a considerable amount of judgment and accordingly, the provisions are subject to change.

For all other customers experiencing significant financial and liquidity difficulties and for which the Company recognized associated charges during fiscal year 2009, the Company recognizes revenues from these customers only when it collects cash for the services, assuming all other criteria for revenue recognition have been met. The amount of revenue deferred and not recognized due to collectability concerns was not material as of March 31, 2009 and 2008.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash and cash equivalents, investments, and derivative instruments.

The following table summarizes the activity in the Company’s allowance for doubtful accounts during fiscal years 2009, 2008 and 2007:

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Year	Expenses	Write-Offs	Year
	(In thousands)

Allowance for doubtful accounts:
Year ended March 31, 2007	$17,749	$12,709	$(13,384)	$17,074
Year ended March 31, 2008	$17,074	$1,326	$(1,668)	$16,732
Year ended March 31, 2009	$16,732	$73,845	$(61,557)	$29,020

The amount charged to costs and expenses and deductions/write-offs for the fiscal year ended March 31, 2009 includes $52.6 million attributable to Nortel discussed under Customer Credit Risk above for which the reserve was reclassified together with the related trade receivables and other claims to other assets as of March 31, 2009.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

One customer accounted for approximately 11%, 16% and 20% of the Company’s net sales in fiscal years 2009, 2008, and 2007, respectively. The Company’s ten largest customers accounted for approximately 50%, 55% and 64% of its net sales, in fiscal years 2009, 2008, and 2007, respectively. As of March 31, 2009 and 2008, no single customer accounted for greater than 10% of the Company’s total accounts receivable.

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

The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty’s obligations exceed the obligations of the Company with that counterparty. To manage counterparty risk, the Company limits its derivative transactions to those with recognized financial institutions. See additional discussion of derivatives at Note 5.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less from original dates of purchase are carried at cost, which approximates fair market value, and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking accounts, money market funds and time deposits.

Cash and cash equivalents consisted of the following:

	As of March 31,
	2009	2008
	(In thousands)

Cash and bank balances	$1,024,694	$1,213,285
Money market funds and time deposits	797,192	506,663

	$1,821,886	$1,719,948

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of March 31,
	2009	2008
	(In thousands)

Raw materials	$1,907,584	$2,435,066
Work-in-progress	524,038	764,860
Finished goods	565,163	918,624

	$2,996,785	$4,118,550

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are amortized over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following:

	Depreciable
	Life	As of March 31,
	(In Years)	2009	2008
		(In thousands)

Machinery and equipment	3-10	$2,335,273	$2,119,590
Buildings	30	1,019,454	1,066,791
Leasehold improvements	up to 30	237,136	219,053
Furniture, fixtures, computer equipment and software	3-7	404,477	396,757
Land	—	150,204	94,534
Construction-in-progress	—	97,565	262,434

		4,244,109	4,159,159
Accumulated depreciation and amortization		(1,910,328)	(1,693,503)

Property and equipment, net		$2,333,781	$2,465,656

Total depreciation expense associated with property and equipment related to continuing operations amounted to approximately $385.5 million, $338.4 million and $280.7 million in fiscal years 2009, 2008 and 2007, respectively. Proceeds from the disposition of property and equipment were $51.9 million, $140.3 million and $167.7 million in fiscal years 2009, 2008 and 2007, respectively, and are presented net with purchases of property and equipment within cash flows from investing activities in the consolidated statements of cash flows. Property and equipment excludes assets no longer in use and held for sale as a result of restructuring activities, as discussed in Note 9.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Refer to Note 9, “Restructuring Charges” for a discussion of impairment charges recorded in fiscal years 2009, 2008 and 2007.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the guidance in SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of the Company is compared to its carrying value. In connection with the preparation of interim financial statements for the period ended December 31, 2008, management completed a valuation of the Company, which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections, and concluded the estimated fair value of the Company was less than its net book value. Accordingly the guidance in SFAS 142 required a second step to determine the implied fair value of the Company’s goodwill, and to compare it to the carrying value of the Company’s goodwill. This second step included valuing all of the tangible and intangible assets and liabilities of the Company as if it had been acquired in a business combination, including valuing all of the Company’s intangible assets even if they were not currently recorded to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill as of that date was zero. As a result, the Company recognized a non-cash impairment charge of approximately $5.9 billion during the quarter ended December 31, 2008 to write-off the entire carrying value of its goodwill.

On March 31, 2009, the Company recognized an additional $36.8 million of goodwill primarily for contingent purchase price considerations associated with historical acquisitions, and concurrently evaluated whether the amount recognized should be impaired by comparing the net book value of the Company against its estimated fair value. Because the estimated fair value exceeded its net book value the Company concluded no impairment of this additional goodwill was required.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the Company’s goodwill account during fiscal years 2009 and 2008:

	As of March 31,
	2009	2008
	(In thousands)

Balance, beginning of the year	$5,559,351	$3,076,400
Additions(1)	118,240	2,433,639
Impairment	(5,949,978)	—
Purchase accounting adjustments and reclassification to other intangibles(2)	385,276	(18,696)
Foreign currency translation adjustments	(76,113)	68,008

Balance, end of the year	$36,776	$5,559,351

(1)	For fiscal year 2009, additions were attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. For fiscal year 2008, additions include approximately $2.2 billion attributable to the Company’s October 2007 acquisition of Solectron and $265.9 million attributable to certain acquisitions that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 12, “Business and Asset Acquisitions and Divestitures.”

(2)	Includes adjustments and reclassifications resulting from management’s review and finalization of the valuation of tangible and identifiable intangible assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition. Adjustments and reclassifications during fiscal year 2009 included approximately $362.5 million attributable to the Company’s October 2007 acquisition of Solectron, and other purchase accounting adjustments for certain acquisitions that were not individually significant to the Company. Adjustments and reclassifications during fiscal year 2008 included approximately $13.7 million attributable to the Company’s November 2006 acquisition of IDW, and other purchase accounting adjustments for certain acquisitions that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 12, “Business and Asset Acquisitions and Divestitures.”

The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets concurrent with its testing of goodwill for impairment for the period ended December 31, 2008 and concluded that such amounts continued to be recoverable. During the twelve-month period ended March 31, 2008, amortization expense included approximately $30.0 million for the write-off of a certain license due to technological obsolescence.

Intangible assets are comprised of customer-related intangibles, which primarily include contractual agreements and customer relationships; and licenses and other intangibles, which is primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Customer-related intangibles are amortized on an accelerated method based on expected cash flows, generally over a period of up to eight years, and licenses and other intangibles generally over a period of up to seven years. No residual value is estimated for any intangible assets. During fiscal years 2009 and 2008, the Company added approximately $71.6 million and $239.6 million of intangible assets, respectively. Additions during fiscal years 2009 and 2008 were comprised of approximately $56.8 million and $213.4 million related to customer related intangible assets, respectively, and approximately $14.8 million and $26.2 million related to acquired licenses and other intangibles, respectively. Additions during fiscal year 2008 included $191.6 million attributable to the Company’s acquisition of Solectron. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on management’s estimates of cash flow and recoverability. The Company is in the process of determining the fair value of its intangible assets acquired from certain acquisitions made in fiscal 2009. Such valuations will be completed within one year of purchase. Accordingly, these amounts represent preliminary estimates, which are

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to change upon finalization of purchase accounting, and any such change may have a material effect on the Company’s results of operations. The components of acquired intangible assets are as follows:

	As of March 31, 2009			As of March 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)

Intangible assets:
Customer-related intangibles	$506,449	$(280,046)	$226,403	$449,623	$(160,971)	$288,652
Licenses and other intangibles	54,559	(26,247)	28,312	39,797	(11,059)	28,738

Total	$561,008	$(306,293)	$254,715	$489,420	$(172,030)	$317,390

Total intangible amortization expense recognized from continuing operations during fiscal years 2009, 2008, and 2007 was $135.9 million, $112.3 million, and $37.1 million, respectively. As of March 31, 2009, the weighted-average remaining useful lives of the Company’s intangible assets were approximately 2.4 years and 3.1 years for customer-related intangibles, and licenses and other intangibles, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)

2010	$88,038
2011	63,007
2012	41,526
2013	28,103
2014	18,314
Thereafter	15,727

Total amortization expense	$254,715

Derivative Instruments and Hedging Activities

All derivative instruments are recognized on the consolidated balance sheet at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is measured quarterly based on a regression of the forward rate on the derivative instrument against the forward rate for the furthest time period the hedged item can be recognized and still be within the documented hedge period. The effective portion of changes in the fair value of the derivative instrument is recognized in shareholders’ equity as a separate component of accumulated other comprehensive income, and recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Additional information is included in Note 5.

Other Assets

The Company has certain equity investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in the Company’s consolidated balance sheets. Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20%, or has the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. The Company monitors these investments for impairment and makes appropriate reductions in carrying values as required.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009 and 2008, the Company’s equity investments in non-majority owned companies totaled $120.7 million and $177.2 million, respectively, of which $7.0 million and $15.3 million, respectively, were accounted for using the equity method. During the 2009 fiscal year, the Company recognized $37.5 million for the other-than-temporary impairment of certain of the Company’s investments in companies that are experiencing significant financial and liquidity difficulties. Of the amount recognized, $10.0 million was associated with a financially distressed customer as discussed under Customer Credit Risk above.

In January 2008, the Company liquidated all of its approximately 35% investment in the common stock of Relacom Holding AB (“Relacom”), which was accounted for under the equity method. The Company decided to sell its interest in Relacom to the majority holder rather than participate in a new equity round of financing by Relacom. The Company received approximately $57.4 million of cash proceeds in connection with the divestiture of this equity investment and recognized an impairment loss of approximately $48.5 million based on the price at which it was sold. The equity in the earnings or losses of the Company’s equity method investments were not material to its consolidated results of operations for fiscal years 2009, 2008 and 2007.

As of March 31, 2009 and 2008, notes receivable from Relacom and another non-majority owned investment totaled $352.9 million and $388.1 million, respectively. In connection with the sale of its equity investment in January 2008, the Company reviewed the cash flow projections for Relacom and determined that these notes would be realizable when held to maturity. During the fiscal fourth quarter ended March 31, 2009, the Company was approached by a third party and is currently engaged in discussions for a potential sale of these notes, the outcome of which is not certain. The Company has recognized an approximate $74.1 million impairment charge to write-down the notes receivable to the expected recoverable amount, which is included in other charges (income), net in the consolidated statements of operations.

Other assets also include the Company’s investment participation in its trade receivables securitization program as discussed further in Note 6, “Trade Receivables Securitization.”

Restructuring Charges

The Company recognizes restructuring charges related to its plans to close or consolidate excess manufacturing and administrative facilities. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.

The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 9 for additional information regarding restructuring charges.

Stock-Based Compensation

Equity Compensation Plans

As of March 31, 2009, the Company grants equity compensation awards from four plans: the 2001 Equity Incentive Plan (the “2001 Plan”), the 2002 Interim Incentive Plan (the “2002 Plan”), the 2004 Award Plan for New Employees (the “2004 Plan”) and the Solectron Corporation 2002 Stock Plan, which was assumed by the Company

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a result of its acquisition of Solectron. These plans are collectively referred to as the Company’s equity compensation plans below.

•	The 2001 Plan provides for grants of up to 62.0 million ordinary shares (plus shares available under prior Company plans and assumed plans consolidated into the 2001 Plan), after the Company’s shareholders approved a 20.0 million share increase on September 30, 2008. The 2001 Plan provides for grants of incentive and nonqualified stock options and share bonus awards to employees, officers and non-employee directors, and also contains an automatic option grant program for non-employee directors. Options issued to employees under the 2001 Plan generally vest over four years and generally expire either seven or ten years from the date of grant. Options granted to non-employee directors expire five years from the date of grant.

•	The 2002 Plan provides for grants of up to 20.0 million ordinary shares. The 2002 Plan provides for grants of nonqualified stock options and share bonus awards to employees and officers. Options issued under the 2002 Plan generally vest over four years and generally expire either seven or ten years from the date of grant.

•	The 2004 Plan provides for grants of up to 10.0 million ordinary shares. The 2004 Plan provides for grants of nonqualified stock options and share bonus awards to new employees. Options issued under the 2004 Plan generally vest over four years and generally expire either seven or ten years from the date of grant.

•	In connection with the acquisition of Solectron (see Note 12), the Company assumed the Solectron corporation 2002 Stock Plan (the “SLR Plan”), including all options to purchase Solectron common stock with exercise prices equal to, or less than, $5.00 per share of Solectron common stock outstanding under such plan. Each option assumed was converted into an option to acquire the Company’s ordinary shares and the Company assumed approximately 7.4 million vested and unvested options with exercise prices ranging between $5.45 and $14.41 per Flextronics ordinary share. Further, there were approximately 19.4 million shares available for grant under the SLR Plan when it was assumed by the Company.

The SLR plan provides for grants of nonqualified stock options to new employees and to legacy Solectron employees who joined the Company in connection with the acquisition. Options issued under the SLR Plan generally vest over four years and generally expire either seven or ten years from the date of grant.

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

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Year Ended March 31,
	2009	2008	2007
	(In thousands)

Cost of sales	$9,283	$6,850	$3,884
Selling, general and administrative expenses	47,631	40,791	27,884
Discontinued operations	—	—	2,264

Total stock-based compensation expense	$56,914	$47,641	$34,032

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. Total stock-based compensation capitalized as part of inventory during the fiscal years ended March 31, 2009 and 2008 was not material.

As of March 31, 2009, the total compensation cost related to unvested stock options granted to employees under the Company’s equity compensation plans, but not yet recognized, was approximately $110.0 million, net of estimated forfeitures of $8.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.0 years and will be adjusted for subsequent changes in estimated forfeitures. As of March 31, 2009, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $87.1 million, net of estimated forfeitures of approximately $3.6 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.1 years and will be adjusted for subsequent changes in estimated forfeitures. Approximately $29.6 million of the unrecognized compensation cost is related to awards where vesting is contingent upon meeting both a service requirement and achievement of longer-term goals. As further discussed below, this cost will not be recognized unless it is determined that vesting of these awards is probable.

In accordance with SFAS 123(R), cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During fiscal years 2009, 2008 and 2007, the Company did not recognize any excess tax benefits as a financing cash inflow related to its equity compensation plans.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s stock options granted to employees for fiscal years 2009, 2008 and 2007, other than those with market criteria discussed below, was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2009	2008	2007

Expected term	4.2 years	4.6 years	4.7 years
Expected volatility	51.0%	36.2%	38.0%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	4.2%	4.6%
Weighted-average fair value	$2.22	$4.29	$4.64

Options issued during the 2009 fiscal year have contractual lives of seven years, and options issued during the fiscal years ended 2008 and 2007 have contractual lives of ten years.

During the 2009 fiscal year, 2.7 million options were granted to certain key employees which vest over a period of four years. These options expire seven years from the date of grant and are exercisable only when the Company’s stock price is $12.50 per share, or above. The fair value of these options was estimated to be $4.25 per share and was calculated using a lattice model.

Stock-Based Awards Activity

The following is a summary of option activity for the Company’s equity compensation plans, excluding unvested share bonus awards (“Price” reflects the weighted-average exercise price):

	As of March 31, 2009		As of March 31, 2008		As of March 31, 2007
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of fiscal year	52,541,413	$11.67	51,821,915	$11.63	55,042,556	$12.04
Granted	43,586,251	6.21	5,391,475	11.66	10,039,250	11.09
Assumed in business combination (Note 12)	—	—	7,355,133	10.68	—	—
Exercised	(2,242,639)	6.13	(4,291,426)	8.39	(2,842,770)	7.44
Forfeited	(11,957,146)	10.16	(7,735,684)	12.31	(10,417,121)	14.42

Outstanding, end of fiscal year	81,927,879	$9.13	52,541,413	$11.67	51,821,915	$11.63

Options exercisable, end of fiscal year	34,329,956	$12.51	39,931,387	$11.80	35,692,029	$12.12

The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company’s ordinary shares determined as of the time of option exercise) under the Company’s equity compensation plans was $6.3 million, $14.5 million and $12.8 million during fiscal years 2009, 2008 and 2007, respectively.

Cash received from option exercises under all equity compensation plans was $13.8 million, $35.9 million and $21.1 million for fiscal years 2009, 2008 and 2007, respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the composition of options outstanding and exercisable as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

$ 1.94 – $ 2.26	22,465,648	6.71	$2.23	1,000	$2.26
$ 4.57 – $10.45	9,112,907	5.00	8.87	7,465,960	8.72
$10.53 – $10.59	20,235,527	6.22	10.59	541,285	10.53
$10.67 – $11.41	8,301,337	6.76	11.13	6,244,011	11.09
$11.45 – $12.47	9,538,091	6.34	12.09	8,133,056	12.08
$12.62 – $17.37	9,036,557	4.39	14.79	8,706,832	14.85
$17.38 – $29.94	3,237,812	3.38	19.10	3,237,812	19.10

$ 1.94 – $29.94	81,927,879	5.97	$9.13	34,329,956	$12.51

Options vested and expected to vest	79,292,751	5.95	$9.23

As of March 31, 2009, the aggregate intrinsic value for options outstanding, vested and expected to vest (which includes adjustments for expected forfeitures), and exercisable were $14.9 million, $14.0 million and $0, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares as of March 31, 2009 for the approximately 22.5 million options that were in-the-money at March 31, 2009. As of March 31, 2009, the weighted average remaining contractual life for options exercisable was 5.1 years.

The following table summarizes the Company’s share bonus award activity (“Price” reflects the weighted-average grant-date fair value):

	As of March 31, 2009		As of March 31, 2008		As of March 31, 2007
	Shares	Price	Shares	Price	Shares	Price

Unvested share bonus awards outstanding, beginning of fiscal year	8,866,364	$10.70	4,332,500	$8.11	646,000	$8.40
Granted	4,364,194	9.30	6,540,197	11.42	4,281,512	8.28
Vested	(1,825,252)	9.41	(1,564,733)	6.71	(347,012)	8.90
Forfeited	(948,401)	11.08	(441,600)	10.24	(248,000)	10.57

Unvested share bonus awards outstanding, end of fiscal year	10,456,905	$10.31	8,866,364	$10.70	4,332,500	$8.11

Of the unvested share bonus awards granted under the Company’s equity compensation plans during fiscal years 2009, 2008 and 2007, 1,930,000, 1,162,500 and 987,500, respectively, were granted to certain key employees whereby vesting is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals over a period of three to five years. As a result of the dramatically deteriorating macroeconomic conditions, which has slowed demand for the Company’s customers’ products across all the industries it serves and resulted in a decrease in the Company’s expected operating results, management believes that achievement of these longer-term goals is no longer probable. Accordingly, approximately 3.1 million of these unvested share bonus awards are not expected to vest. As a result, approximately $8.9 million in cumulative compensation expense previously recognized through December 31, 2008 (including $4.7 million recognized in fiscal years 2008 and

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior) for share bonus awards with both a service requirement and a performance condition was reversed during the fourth quarter of fiscal year 2009. Compensation expense will not be recognized for these share bonus awards unless management determines it is again probable these share bonus awards will vest for which a cumulative catch-up of expense would be recorded.

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

The total intrinsic value of shares vested under the Company’s equity compensation plans was $17.2 million, $17.7 million and $3.8 million during fiscal years 2009, 2008 and 2007, respectively, based on the closing price of the Company’s ordinary shares on the date vested.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share from continuing operations:

	Fiscal Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Basic earnings (loss) from continuing operations per share:
Income (loss) from continuing operations	$(6,086,147)	$(639,370)	$320,900
Shares used in computation:
Weighted-average ordinary shares outstanding	820,955	720,523	588,593

Basic earnings (loss) from continuing operations per share	$(7.41)	$(0.89)	$0.55

Diluted earnings (loss) from continuing operations per share:
Income (loss) from continuing operations	$(6,086,147)	$(639,370)	$320,900
Shares used in computation:
Weighted-average ordinary shares outstanding	820,955	720,523	588,593
Weighted-average ordinary share equivalents from stock options and awards(1)	—	—	6,739
Weighted-average ordinary share equivalents from convertible notes(2)	—	—	1,519

Weighted-average ordinary shares and ordinary share equivalents outstanding	820,955	720,523	596,851

Diluted earnings (loss) from continuing operations per share	$(7.41)	$(0.89)	$0.54

(1)	As a result of the Company’s net loss from continuing operations, ordinary share equivalents from approximately 1.6 million and 5.7 million options and share bonus awards were excluded from the calculation of diluted earnings (loss) from continuing operations per share during the twelve-month period ended March 31, 2009 and 2008, respectively. Additionally, ordinary share equivalents from stock options to purchase approximately 61.5 million, 39.4 million and 39.5 million shares during fiscal years 2009, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)	As the Company has the positive intent and ability to settle the principal amount of its Zero Coupon Convertible Junior Subordinated Notes due July 31, 2009 in cash, approximately 18.6 million ordinary share equivalents related to the principal portion of these notes are excluded from the computation of diluted earnings per share, during fiscal years 2009, 2008 and 2007. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. During fiscal year 2009, the conversion obligation was less than the principal portion of the these notes and accordingly, no additional shares were included as ordinary share equivalents. As a result of the Company’s reported net loss from continuing operations, ordinary share equivalents from the conversion spread of approximately 1.2 million shares were excluded from the calculation of diluted earnings (loss) from continuing operations per share during the twelve-month period ended March 31, 2008. Approximately 1.5 million ordinary share equivalents from the conversion spread have been included as common stock equivalents during fiscal year 2007.

As discussed below in Note 4, “Bank Borrowings and Long-Term Debt, “during December 2008 the Company purchased an aggregate principal amount of $260.0 million of its outstanding 1% Convertible Subordinated Notes due August 1, 2010. The repurchase of these notes resulted in a reduction of the ordinary share equivalents into which such notes were convertible from approximately 32.2 million to approximately 15.5 million. As the Company has the positive intent and ability to settle the principal amount of these notes in cash, all ordinary share equivalents related to the principal portion of these notes are excluded from the computation of diluted earnings per share for fiscal years 2009, 2008 and 2007. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. During fiscal years 2009, 2008 and 2007 the conversion obligation was less than the principal portion of these notes and accordingly, no additional shares were included as ordinary share equivalents.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2010. As previously discussed, the Company’s minority interests, and associated minority owners’ interest in the income or losses of the related companies has not been material to its results of operations for fiscal years 2009, 2008, and 2007. Accordingly, the Company does not expect the adoption of the provisions of SFAS 160 will have a material impact on its reported consolidated results of operations, financial condition and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of SFAS 157 related to financial assets and liabilities, and other assets and liabilities that are carried at fair value on a recurring basis during fiscal year 2009 did not materially impact the Company’s consolidated financial position, results of operations and cash flows. The FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis and is required to be applied by the Company in the first quarter of fiscal year 2010. The Company does not expect the application of SFAS 157 to non-financial assets and liabilities will have a material impact on its reported consolidated results of operations, financial condition and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which are intended to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years that begin after December 15, 2008, and is required to be applied prospectively for all business combinations entered into after the date of adoption, which is April 1, 2009 for the Company. The Company does not expect the initial adoption of SFAS 141(R) will have a material impact on its reported consolidated results of operations, financial condition and cash flows, however application of this standard to future acquisitions will result in the recognition of certain cash expenditures and non-cash write-offs as period expenses rather than as a component of the purchase price consideration, as was specified by SFAS No. 141. Also included in the provisions of SFAS 141(R) is an amendment to SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) to require adjustments to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as an adjustment to the provision for, or benefit from, income taxes.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and is required to be adopted by the Company beginning April 1, 2009. Retrospective application is required. Upon adoption of FSP APB 14-1, the Company will reduce the carrying value of its Zero Coupon Convertible Junior Subordinated Notes due July 31, 2009 and its 1% Convertible Subordinated Notes due August 1, 2010 by $27.6 million in the aggregate with a corresponding decrease in equity, and will record non-cash interest expense retroactively of

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$49.4 million and $42.0 million for fiscal years 2009 and 2008, respectively. Further, the Company expects to incur related non-cash interest expense of approximately $21.4 million for its 2010 fiscal year.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2009	2008	2007
		(In thousands)

Net cash paid (received) for:
Interest	$178,641	$126,975	$109,729
Income taxes	$(56,315)	$59,553	$34,248
Non-cash investing and financing activities:
Fair value of seller notes received from sale of divested operations	$—	$—	$204,920
Issuance of ordinary shares for acquisition of businesses	$270	$2,519,670	$299,608
Fair value of vested options assumed in acquisition of business	$—	$11,282	$—

4.	BANK BORROWINGS AND LONG-TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of March 31,
	2009	2008
	(In thousands)

Short term bank borrowings	$1,854	$10,766
Revolving lines of credit	—	161,000
0.00% convertible junior subordinated notes due July 2009	195,000	195,000
1.00% convertible subordinated notes due August 2010	239,993	500,000
6.50% senior subordinated notes due May 2013	399,622	399,622
6.25% senior subordinated notes due November 2014	402,090	402,090
Term Loan Agreement, including current portion, due in installments through October 2014	1,709,116	1,726,456
Other	21,416	19,626

	2,969,091	3,414,560
Current portion	(213,946)	(27,966)

Non-current portion	$2,755,145	$3,386,594

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities for the Company’s long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)

2010	$213,946
2011	264,602
2012	16,752
2013	489,702
2014	411,310
2015	1,559,050
Thereafter	13,729

Total	$2,969,091

Revolving Credit Facilities and Other Credit Lines

On May 10, 2007, the Company entered into a five-year $2.0 billion credit facility that expires in May 2012. As of March 31, 2009 and 2008, there was zero and $161.0 million outstanding under the credit facility. Borrowings under the credit facility bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%); or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 0.50% and 1.25%, based on the Company’s credit ratings. The Company is required to pay a quarterly commitment fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the credit facility based on the Company’s credit ratings and, if the utilized portion of the credit facility exceeds 50% of the total commitments, a quarterly utilization fee of 0.125% on such utilized portion. The Company is also required to pay letter of credit usage fees ranging between 0.50% and 1.25% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and a fronting fee of (i) in the case of commercial letters of credit, 0.125% of the amount available to be drawn under such letters of credit, and (ii) in the case of standby letters of credit, 0.125% per annum on the daily average undrawn amount of such letters of credit.

The credit facility is unsecured, and contains customary restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2009, the Company was in compliance with the covenants under the credit facility.

The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $275.8 million in the aggregate, under which there were approximately $1.9 million and $10.8 million of borrowings outstanding as of March 31, 2009 and 2008, respectively. These facilities, lines of credit and other loans bear annual interest at the respective country’s inter — bank offering rate, plus an applicable margin, and generally have maturities that expire on various dates through fiscal year 2009. The credit facilities are unsecured and the lines of credit and other loans are primarily secured by accounts receivable.

Zero Coupon Convertible Junior Subordinated Notes

The Zero Coupon Convertible Junior Subordinated Notes are due in July 2009, and may not be converted or redeemed prior to maturity, other than in connection with certain change of control transactions. These notes will be settled upon maturity by the payment of cash equal to the face amount of the notes and the issuance of shares to

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settle any conversion spread (excess of conversion value over face amount of $10.50 per share). As of March 31, 2009, the $195.0 million aggregate principal amount of these notes was classified as current liabilities and included in “Bank borrowings, current portion of long-term debt and capital lease obligations” in the Consolidated Balance Sheets.

1% Convertible Subordinated Notes

The 1% Convertible Subordinated Notes are due in August 2010 and are convertible at any time prior to maturity into ordinary shares of the Company at a conversion price of $15.525 (subject to certain adjustments). During December 2008, the Company paid approximately $226.2 million to purchase an aggregate principal amount of $260.0 million of these notes under a modified Dutch auction procedure. The Company recognized a gain of approximately $28.1 million during the fiscal year ended March 31, 2009 associated with the partial extinguishment of the notes net of approximately $5.7 million for estimated transaction costs and the write-off of related debt issuance costs, which is recorded in Other charges (income), net in the Consolidated Statements of Operations.

6.5% Senior Subordinated Notes

The Company may redeem its 6.5% Senior Subordinated Notes that are due May 2013 in whole or in part at redemption prices of 102.167% and 101.083% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on May 15 of the years 2009 and 2010, respectively, and at a redemption price of 100% of the principal amount thereof on and after May 15, 2011, in each case, plus any accrued and unpaid interest to the redemption date.

The indenture governing the Company’s outstanding 6.5% Senior Subordinated Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, (iv) make distributions or pay dividends, (v) purchase or redeem capital stock, or (vi) engage in transactions with affiliates. The covenants are subject to a number of significant exceptions and limitations. As of March 31, 2009, the Company was in compliance with the covenants under this indenture.

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

The indenture governing the Company’s outstanding 6.25% Senior Subordinated Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, (iv) make distributions or pay dividends, (v) purchase or redeem capital stock, or (vi) engage in transactions with affiliates. The covenants are subject to a number of significant exceptions and limitations. As of March 31, 2009, the Company was in compliance with the covenants under this indenture.

Term Loan Agreement

In connection with the Company’s acquisition of Solectron Corporation (“Solectron”), the Company entered into a $1.759 billion term loan facility, dated as of October 1, 2007, and subsequently amended as of December 28, 2007 (the “Term Loan Agreement”). The Term Loan Agreement was obtained for the purposes of consummating the acquisition, to pay the applicable repurchase or redemption price for Solectron’s 8% Senior Subordinated Notes

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due 2016 (the “8% Notes”) and 0.5% Senior Convertible Notes due 2034 (“Convertible Notes”) in connection with the acquisition (the “Solectron Notes”), and to pay any related fees and expenses including acquisition-related costs.

On October 1, 2007, the Company borrowed $1.109 billion under the Term Loan Agreement to pay the cash consideration in the acquisition and acquisition-related fees and expenses. Of this amount, $500.0 million matures five years from the date of the Term Loan Agreement and the remainder matures in seven years. On October 15, 2007, the Company borrowed an additional $175.0 million to fund its repurchase and redemption of the 8% Notes as discussed further below. On February 29, 2008, the Company borrowed the remaining $450.0 million available under the Term Loan Agreement to fund its repurchase of the Convertible Notes as discussed further below. The maturity date of these loans is seven years from the date of the Term Loan Agreement. Loans will amortize in quarterly installments in an amount equal to 1% per annum with the balance due at the end of the fifth or seventh year, as applicable. The Company may prepay the loans at any time at 100% of par for any loan with a five year maturity and at 101% of par for the first year and 100% of par thereafter, for any loan with a seven year maturity, in each case plus accrued and unpaid interest and reimbursement of the lender’s redeployment costs.

Borrowings under the Term Loan Agreement bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%.

The Term Loan Agreement is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The Term Loan Agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA, during the term of the Term Loan Agreement. Borrowings under the Term Loan Agreement are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2009, the Company was in compliance with the financial covenants under the Term Loan Agreement.

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

As of March 31, 2009, the Company had approximately $1.7 billion of borrowings outstanding under the Term Loan Agreement, of which the floating interest payments on $1.147 billion has been swapped for fixed interest payments with remaining terms ranging from nine to 22 months (see Note 5).

Fair Values

As of March 31, 2009, the approximate fair values of the Company’s 6.5% Senior Subordinated Notes, 6.25% Senior Subordinated Notes, 1% Convertible Subordinated Notes and debt outstanding under its Term Loan Agreement were 88.0%, 84.5%, 91.70% and 68.96% of the face values of the debt obligations, respectively, based on broker trading prices. Due to the short remaining maturity, the carrying amount of the Zero Coupon Convertible Junior Subordinated Notes approximates fair value.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense

For the fiscal years ended March 31, 2009, 2008 and 2007, the Company recognized total interest expense of $202.0 million, $185.4 million and $140.6 million, respectively, on its debt obligations outstanding during the period.

5.	FINANCIAL INSTRUMENTS

Due to their short-term nature, the carrying amount of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The Company’s cash equivalents are comprised of cash and bank deposits and money market accounts. The Company’s investment policy limits the amount of credit exposure to 20% of the total investment portfolio or $10.0 million in any single issuer.

Foreign Currency Contracts

The Company transacts business in various foreign countries and is; therefore, exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in non-functional currencies. The Company has established risk management programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign currency exchange rates. The Company tries to maintain a fully hedged position for certain transaction exposures, which are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The Company enters into short-term foreign currency forward and swap contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. Gains and losses on the Company’s forward and swap contracts are designed to offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these forward and swap contracts is minimized since the contracts are with large financial institutions.

As of March 31, 2009, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $1.7 billion as summarized below:

		Foreign	Notional
		Currency	Contract Value
Currency	Buy/Sell	Amount	in USD
	(In thousands)

Cash Flow Hedges
EUR	Sell	19,312	$26,380
JPY	Buy	3,522,050	35,848
HUF	Buy	4,647,000	20,852
MXN	Buy	428,000	30,214
Other	Buy	N/A	6,905

			120,199
Other Forward/Swap Contracts
BRL	Buy	117,665	57,000
BRL	Sell	125,923	53,896
CAD	Sell	125,431	99,276
CAD	Buy	58,165	46,830
EUR	Sell	361,724	485,089
EUR	Buy	166,012	221,374

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Foreign	Notional
		Currency	Contract Value
Currency	Buy/Sell	Amount	in USD
	(In thousands)

GBP	Sell	30,784	44,222
GBP	Buy	11,683	16,904
HUF	Buy	9,152,200	41,067
HUF	Sell	5,618,000	25,209
JPY	Buy	3,836,484	39,058
JPY	Sell	3,616,954	37,027
MXN	Buy	463,205	32,700
MXN	Sell	314,100	22,174
MYR	Buy	190,746	52,623
RMB	Buy	240,088	35,000
SEK	Buy	1,121,118	138,638
Other	Buy	N/A	132,414

			1,580,501

Total Notional Contract Value in USD			$1,700,700

As of March 31, 2009 and 2008, the fair value of the Company’s short-term foreign currency contracts was not material and included in other current assets or other current liabilities, as applicable, in the consolidated balance sheet. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as a hedging activity pursuant to the guidance in Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other expense, net in the consolidated statement of operations. As of March 31, 2009 and 2008, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders’ equity in the consolidated balance sheet, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges pursuant to the guidance in SFAS 133. These deferred gains and losses were not material, and the deferred losses as of March 31, 2009 are expected to be recognized as a component of cost of sales in the consolidated statement of operations over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal years presented and are included as a component of interest and other expense, net in the consolidated statement of operations.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap Agreements

The Company is also exposed to variability in cash flows associated with changes in short-term interest rates primarily on borrowings under its revolving credit facility and Term Loan Agreement. During fiscal years 2009 and 2008, the Company entered into interest rate swap agreements to mitigate the exposure to interest rate risk resulting from unfavorable changes in interest rates resulting from the Term Loan Agreement, as summarized below:

Notional Amount	Fixed Interest	Interest Payment
(In millions)	Rate Payable	Received	Term	Expiration Date

Fiscal 2009 Contracts:
$100.0	1.94%	1-Month Libor	12 month	January 2010
$100.0	2.45%	3-Month Libor	12 month	January 2010
$100.0	1.00%	1-Month Libor	12 month	March 2010
$100.0	1.00%	1-Month Libor	12 month	April 2010
Fiscal 2008 Contracts:
$250.0	3.61%	1-Month Libor	34 months	October 2010
$250.0	3.61%	1-Month Libor	34 months	October 2010
$175.0	3.60%	3-Month Libor	36 months	January 2011
$72.0	3.57%	3-Month Libor	36 months	January 2011

$1,147.0

During March 2009, the Company amended its two $250.0 million swaps expiring in October 2010 and one of its $100.0 million swaps expiring January 2010 from three-month to one-month Libor and reduced the fixed interest payments from 3.89% to 3.61% and from 2.42% to 1.94%, respectively.

These contracts receive interest payments at rates equal to the terms of the various tranches of the underlying borrowings outstanding under the Term Loan Arrangement (excluding the applicable margin), other than the two $250.0 million swaps, expiring October 2010, and the $100 million swap expiring January 2010, which receive interest at one-month Libor while the underlying borrowings are based on three-month Libor.

All of the Company’s interest rate swap agreements are accounted for as cash flow hedges under SFAS 133, and no portion of the swaps are considered ineffective. For fiscal years 2009 and 2008 the net amount recorded as interest expense from these swaps was not material. As of March 31, 2009 and 2008, the fair value of the Company’s interest rate swaps were not material and included in other current liabilities in the consolidated balance sheet, with a corresponding decrease in other comprehensive income. The deferred losses included in other comprehensive income will effectively be released through earnings as the Company makes fixed, and receives variable, payments over the remaining term of the swaps through October 2010.

6.	TRADE RECEIVABLES SECURITIZATION

The Company continuously sells designated pools of trade receivables under two asset backed securitization programs, including its new $300.0 million facility entered into by the Company on September 25, 2008.

Global Asset-Backed Securitization Agreement

The Company continuously sells a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to two commercial paper conduits, administered by an unaffiliated financial institution. In addition to these commercial paper conduits, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred purchase price receivable. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.00% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2009, 2008 and 2007 were not material and are included in Interest and other expense, net within the Consolidated Statements of Operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.

Prior to October 16, 2008, the maximum investment limit of the two commercial paper conduits was $700.0 million, inclusive of $200.0 million attributable to two Obligor Specific Tranches (“OST”), which were incorporated in order to minimize the impact of excess concentrations of two major customers. Effective October 16, 2008 the securitization agreement was amended to decrease the maximum investment limit of the two commercial paper conduits to $500.0 million, inclusive of the OST, which was also reduced to $100.0 million to minimize the impact of excess concentrations of one major customer. The Company pays annual facility and commitment fees ranging from 0.16% to 0.40% (averaging approximately 0.25%) for unused amounts and an additional program fee of 0.10% on outstanding amounts.

The third-party special purpose entity is a qualifying special purpose entity as defined in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and accordingly, the Company does not consolidate this entity pursuant to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). As of March 31, 2009 and 2008, approximately $422.0 million and $363.7 million of the Company’s accounts receivable, respectively, had been sold to this third-party qualified special purpose entity. The amounts represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The accounts receivable balances that were sold under this agreement were removed from the Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company received net cash proceeds of approximately $298.1 million and $274.3 million from the commercial paper conduits for the sale of these receivables as of March 31, 2009 and 2008, respectively. The difference between the amount sold to the commercial paper conduits (net of the Company’s investment participation) and net cash proceeds received from the commercial paper conduits is recognized as a loss on sale of the receivables and recorded in Interest and other expense, net in the Consolidated Statements of Operations. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the total of which was approximately $123.8 million and $89.4 million as of March 31, 2009 and 2008, respectively, and each is recorded in Other current assets in the Consolidated Balance Sheets as of March 31, 2009 and 2008. The amount of the Company’s own investment participation varies depending on certain criteria, mainly the collection performance on the sold receivables. As the recoverability of the trade receivables underlying the Company’s own investment participation is determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts prior to sale into the third party qualified special purpose entity, the fair value of the Company’s own investment participation reflects the estimated recoverability of the underlying trade receivables.

North American Asset-Backed Securitization Agreement

On September 25, 2008, the Company entered into a new agreement to continuously sell a designated pool of trade receivables to an affiliated special purpose vehicle, which in turn sells an undivided ownership interest to an agent on behalf of two commercial paper conduits administered by unaffiliated financial institutions. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.50% per annum on the outstanding balance of the serviced receivables. Servicing fees recognized during the fiscal year ended March 31, 2009 were not material and are included in Interest and other expense, net within the Consolidated Statements of Operations. As the Company estimates that the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The affiliated special purpose vehicle is not a qualifying special purpose entity as defined in SFAS 140, since the Company, by design of the transaction, absorbs the majority of expected losses from transfers of trade receivables into the special purpose vehicle and, as such, is deemed the primary beneficiary of this entity. Accordingly, the Company consolidates the special purpose vehicle pursuant to FIN 46(R). As of March 31, 2009, the Company transferred approximately $448.7 million of receivables into the special purpose vehicle described above. In accordance with SFAS 140, the Company is deemed to have sold approximately $173.8 million of this $448.7 million to the two commercial paper conduits as of March 31, 2009, and received approximately $173.1 million in net cash proceeds for the sale. The accounts receivable balances that were sold to the two commercial paper conduits under this agreement were removed from the Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows, and the difference between the amount sold and net cash proceeds received was recognized as a loss on sale of the receivables, and is recorded in Interest and other expense, net in the Consolidated Statements of Operations. Pursuant to SFAS 140, the remaining trade receivables transferred into the special purpose vehicle and not sold to the two commercial paper conduits comprise the primary assets of that entity, and are included in trade accounts receivable, net in the Consolidated Balance Sheets of the Company. The recoverability of these trade receivables, both those included in the Consolidated Balance Sheets and those sold but uncollected by the commercial paper conduits, is determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts. Although the special purpose vehicle is fully consolidated by the Company, it is a separate corporate entity and its assets are available first to satisfy the claims of its creditors.

The Company also sold accounts receivables to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $171.6 million and $478.4 million as of March 31, 2009 and 2008, respectively. In accordance with SFAS 140, these receivables that were sold were removed from the Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows.

7.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2009 and 2008, the gross carrying amount and associated accumulated depreciation of the Company’s property and equipment financed under capital leases, and the related obligations was not material. The Company also leases certain of its facilities under non-cancelable operating leases. These operating leases expire in various years through 2033 and require the following minimum lease payments:

Operating
Fiscal Year Ending March 31,	Lease
(In thousands)

2010	$125,986
2011	100,578
2012	78,684
2013	54,916
2014	50,994
Thereafter	170,776

Total minimum lease payments	$581,934

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total rent expense attributable to continuing operations amounted to $139.2 million, $94.2 million and $65.3 million in fiscal years 2009, 2008 and 2007, respectively.

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

8.	INCOME TAXES

The domestic (“Singapore”) and foreign components of income from continuing operations before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2009	2008	2007
	(In thousands)

Domestic	$(1,090,863)	$268,294	$223,838
Foreign	(4,990,075)	(202,627)	101,115

Total	$(6,080,938)	$65,667	$324,953

The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Fiscal Year Ended March 31,
	2009	2008	2007
	(In thousands)

Current:
Domestic	$3,461	$547	$3,658
Foreign	68,581	65,469	38,616

	72,042	66,016	42,274
Deferred:
Domestic	895	(252)	(13,157)
Foreign	(67,728)	639,273	(25,064)

	(66,833)	639,021	(38,221)

Provision for (benefit from) income taxes	$5,209	$705,037	$4,053

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic statutory income tax rate was approximately 17.0% in fiscal year 2009, and approximately 18.0% and 20.0% in fiscal years 2008 and 2007, respectively. The reconciliation of the income tax expense (benefit) expected based on domestic statutory income tax rates to the expense (benefit) for income taxes from continuing operations included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2009	2008	2007
	(In thousands)

Income taxes based on domestic statutory rates	$(1,033,760)	$11,821	$64,992
Effect of tax rate differential	38,440	(314,108)	(155,290)
Intangible amortization	23,098	12,924	7,949
Goodwill impairment	1,011,496	—	—
Change in valuation allowance	(50,225)	986,338	73,160
Other	16,160	8,062	13,242

Provision for income taxes	$5,209	$705,037	$4,053

The $986.3 million change in valuation allowance during fiscal year 2008 includes non-cash tax expense of $661.3 million, principally resulting from management’s re-evaluation of previously recorded deferred tax assets in the United States, which are primarily comprised of tax loss carry forwards. Management believed that the realizability of certain deferred tax assets was no longer more likely than not because it expected future projected taxable income in the United States will be lower as a result of increased interest expense resulting from the term loan entered into as part of the acquisition of Solectron. The remaining change in the valuation allowance during the 2008 fiscal year was primarily for that year’s operating losses and restructuring charges, on which the tax benefit was not more likely than not to be realized.

A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income from continuing operations resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2009, 2008 and 2007 were $85.3 million, $118.0 million and $98.0 million, respectively. The effect on basic and diluted loss per share from continuing operations for the fiscal years ended March 31, 2009 and 2008 were $0.10 and $0.16, respectively, and the effect on basic and diluted earnings per share from continuing operations during fiscal year 2007 were $0.17 and $0.16, respectively. Unless extended or otherwise renegotiated, the Company’s existing holidays will expire in the fiscal years ending March 31, 2010 through fiscal 2018.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes from continuing operations are as follows:

	As of March 31,
	2009	2008
	(In thousands)

Deferred tax liabilities:
Fixed assets	$(2,211)	$—

Total deferred tax liabilities	(2,211)	—

Deferred tax assets:
Fixed assets	—	19,076
Intangible assets	246,001	275,625
Deferred compensation	9,616	4,803
Inventory valuation	28,365	40,092
Provision for doubtful accounts	11,834	5,616
Net operating loss and other carryforwards	2,857,640	3,231,735
Others	188,254	34,852

	3,341,710	3,611,799
Valuation allowances	(3,308,966)	(3,578,628)

Net deferred tax assets	32,744	33,171

Net deferred tax asset	$30,533	$33,171

The net deferred tax asset is classified as follows:
Current asset (classified as other current assets)	$66	$573
Long-term asset	30,467	32,598

Total	$30,533	$33,171

The Company has tax loss carryforwards attributable to continuing operations of approximately $8.2 billion, a portion of which begin expiring in 2010. Utilization of the tax loss carryforwards and other deferred tax assets is limited by the future earnings of the Company in the tax jurisdictions in which such deferred assets arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize any benefit from the deferred tax assets. The valuation allowance provides a reserve against deferred tax assets that are not more likely than not to be realized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. The change in valuation allowance is net of certain increases and decreases to prior year losses and other carryforwards that have no current impact on the tax provision. Approximately $34.0 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options, which if realized will be credited directly to shareholders’ equity and will not be available to benefit the income tax provision in any future period.

The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.

The Company does not provide for income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are not intended by management to be repatriated in the foreseeable future. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

The Company did not recognize a change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits in accordance with FIN 48 is as follows:

	Fiscal Year Ended March 31,
	2009	2008
	(In thousands)

Balance, beginning of fiscal year	$191,147	$87,115
Additions based on tax position related to the current year	15,089	6,259
Additions for tax positions of prior years	37,298	124,325
Reductions for tax positions of prior years	(972)	(7,079)
Reductions related to lapse of applicable statute of limitations	(3,276)	(2,748)
Settlements	(15,547)	(24,643)
Other	(2,338)	7,918

Balance, end of fiscal year	$221,401	$191,147

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

The entire amount of unrecognized tax benefits at March 31, 2009, may affect the annual effective tax rate if the benefits are eventually recognized. The amount that affects the annual effective tax rate will be dependent upon the period in which the benefits are recognized. A portion of the unrecognized tax benefits relating to acquisitions may not affect the effective tax rate to the extent they affect the purchase method of accounting in accordance with SFAS 141. Substantially all of these unrecognized tax benefits are classified as long-term.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During the fiscal years ended March 31, 2009 and 2008, the Company recognized interest of approximately $5.9 million and $2.1 million, respectively, and no penalties. The Company had approximately $89.0 million and $29.5 million, and $60.3 million and $23.7 million accrued for the payment of interest and penalties, respectively, as of the fiscal years ended March 31, 2009 and 2008, respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	RESTRUCTURING CHARGES

Historically, the Company has initiated a series of restructuring activities intended to realign the Company’s global capacity and infrastructure with demand by its OEM customers so as to optimize the operational efficiency, which include reducing excess workforce and capacity, and consolidating and relocating certain manufacturing, design and administrative facilities to lower-cost regions.

The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall intent of these activities is that the Company shifts its manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, and better utilize its overall existing manufacturing capacity. This would enhance the Company’s ability to provide cost-effective manufacturing service offerings, which may enable it to retain and expand the Company’s existing relationships with customers and attract new business.

Fiscal Year 2009

The Company recognized restructuring charges of approximately $179.8 million during fiscal year 2009 primarily related to rationalizing the Company’s global manufacturing capacity and infrastructure as a result of deteriorating macroeconomic conditions. This global economic crisis and related decline in the Company’s customers’ products across all of the industries it serves, has caused the Company’s OEM customers to reduce their manufacturing and supply chain outsourcing and has negatively impacted the Company’s capacity utilization levels. The Company’s restructuring activities are intended to improve its operational efficiencies by reducing excess workforce and capacity. In addition to the cost reductions, these activities will result in a further shift of manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs. The costs associated with these restructuring activities include employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. The Company classified approximately $155.1 million of these charges as cost of sales and approximately $24.7 million of these charges as selling, general and administrative expenses during fiscal year 2009.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the restructuring charges during the first and fourth quarters of fiscal year 2009 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)

Americas:
Severance	$10,540	$—	$—	$28,878	$39,418
Long-lived asset impairment	—	—	—	11,699	11,699
Other exit costs	—	—	—	5,559	5,559

Total restructuring charges	10,540	—	—	46,136	56,676

Asia:
Severance	12,496	—	—	32,893	45,389
Long-lived asset impairment	121	—	—	40,239	40,360
Other exit costs	775	—	—	10,425	11,200

Total restructuring charges	13,392	—	—	83,557	96,949

Europe:
Severance	5,283	—	—	18,866	24,149
Long-lived asset impairment	—	—	—	1,174	1,174
Other exit costs	—	—	—	837	837

Total restructuring charges	5,283	—	—	20,877	26,160

Total
Severance	28,319	—	—	80,637	108,956
Long-lived asset impairment	121	—	—	53,112	53,233
Other exit costs	775	—	—	16,821	17,596

Total restructuring charges	$29,215	$—	$—	$150,570	$179,785

During fiscal year 2009, the Company recognized approximately $109.0 million of employee termination costs associated with the involuntary terminations of 14,970 identified employees in connection with the charges described above. The identified involuntary employee terminations by reportable geographic region amounted to approximately 7,623, 4,832, and 2,515 for Asia, the Americas and Europe, respectively. Approximately $88.8 million of these charges were classified as a component of cost of sales.

During fiscal year 2009, the Company recognized approximately $53.2 million of non-cash charges for the write-down of property and equipment to management’s estimate of fair value associated with various manufacturing and administrative facility closures. Approximately $51.4 million of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2009 also included approximately $17.6 million for other exit costs, of which $14.9 million was classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations associated with facility and equipment lease terminations of $12.5 million, and customer disengagement, facility abandonment and refurbishment costs of $5.1 million. The customer disengagement costs related primarily to inventory and other asset impairment charges resulting from customer contracts that were terminated by the Company as a result of various facility closures. The Company had disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal year 2009.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2009 for charges incurred in fiscal year 2009 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
		(In thousands)

Balance as of March 31, 2008	$166,254	$—	$119,439	$285,693
Activities during the year:
Provisions for charges incurred during the year	108,956	53,233	17,596	179,785
Cash payments for charges incurred in fiscal year 2009	(42,355)	—	(2,646)	(45,001)
Cash payments for charges incurred in fiscal year 2008	(124,736)	—	(64,624)	(189,360)
Cash payments for charges incurred in fiscal year 2007 and prior	(6,906)	—	(6,993)	(13,899)
Non-cash charges incurred during the year	—	(53,233)	(2,518)	(55,751)

Balance as of March 31, 2009	101,213	—	60,254	161,467
Less: Current portion (classified as other current liabilities)	(97,088)	—	(30,621)	(127,709)

Accrued facility closure costs, net of current portion (classified as other liabilities)	$4,125	$—	$29,633	$33,758

As of March 31, 2009, accrued costs related to restructuring charges incurred during fiscal year 2009 were approximately $79.0 million, of which $4.8 million was classified as long term.

As of March 31, 2009 and 2008, accrued restructuring costs for charges incurred during fiscal year 2008 were approximately $60.2 million and $249.6 million, respectively, of which approximately $19.3 million and $50.0 million, respectively, was classified as a long-term obligation. As of March 31, 2009 and 2008, accrued restructuring costs for charges incurred during fiscal years 2007 and prior were approximately $22.2 million and $36.1 million, respectively, of which approximately $9.7 million and $16.1 million, respectively, was classified as a long-term obligation.

As of March 31, 2009 and 2008, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $46.8 million and $14.3 million, respectively, representing manufacturing facilities that have been closed as part of the Company’s facility consolidations. During the 2009 fiscal year, the increase in assets held for sale of $32.5 million primarily related to site closures and facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other current assets in the consolidated balance sheets.

Fiscal Year 2008

The Company recognized restructuring charges of approximately $447.7 million during fiscal year 2008 primarily resulting from the acquisition of Solectron. These costs were related to restructuring activities which included closing, consolidating and relocating certain manufacturing, design and administrative operations, eliminating redundant assets, and reducing excess workforce and capacity. These actions impacted over 25 different manufacturing and design locations and were initiated in an effort to consolidate and integrate our global capacity and infrastructure so as to optimize the Company’s operational efficiencies post-acquisition. The activities associated with these charges involved multiple actions at each location, were completed in multiple steps and were

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. The Company classified approximately $408.9 million of these charges as a component of cost of sales during fiscal year 2008. The fiscal 2008 restructuring charge of approximately $447.7 million was net of approximately $52.9 million of customer reimbursements earned in accordance with the various agreements with Nortel. The reimbursements were included as a reduction of cost of sales during fiscal year 2008 and were included in other current assets in the Company’s Consolidated Balance Sheet as of March 31, 2008.

The components of the restructuring charges during the first, third and fourth quarters of fiscal year 2008 were as follows:

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

During fiscal year 2008, the Company recognized approximately $205.1 million of employee termination costs associated with the involuntary terminations of 8,932 identified employees in connection with the charges described above. The identified involuntary employee terminations by reportable geographic region amounted to approximately 5,588, 1,885,and 1,459 for Asia, the Americas, and Europe, respectively. Approximately $183.5 million of the charges were classified as a component of cost of sales.

During fiscal year 2008, the Company recognized approximately $137.6 million of non-cash charges for the write-down of property and equipment to management’s estimate of fair value associated with various manufacturing and administrative facility closures. Approximately $134.1 million of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2008 also included

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $158.0 million for other exit costs, of which $144.2 million was classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations associated with facility and equipment lease terminations of $65.7 million, customer disengagement costs of $52.4 million, facility abandonment and refurbishment costs of $39.9 million. The customer disengagement costs related primarily to inventory and other asset impairment charges resulting from customer contracts that were terminated by the Company as a result of various facility closures. The Company had disposed of the impaired assets, primarily through scrapping and write-offs, by the end of fiscal year 2008.

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

10.	OTHER CHARGES (INCOME), NET

During fiscal year 2009, the Company recognized approximately $74.1 million in charges to write-down certain notes receivable from Relacom to the expected recoverable amount, and $37.5 million in charges for the other-than-temporary impairment of certain of the Company’s investments in companies that were experiencing significant financial and liquidity difficulties. Refer to Note 2, “Summary of Accounting Policies” for further discussion. These charges were partially offset by a gain of approximately $28.1 million associated with the partial extinguishment of the Company’s 1% Convertible Subordinated Notes due August 1, 2010. Refer to Note 4, “Bank Borrowings and Long-Term Debt” for additional information.

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

From July 2000 through December 2001, in connection with an investment partnership, one of the Company’s subsidiaries made loans to several of its executive officers to fund their contributions to the investment partnership. Each loan was evidenced by a full-recourse promissory note in favor of the Company. Interest rates on the notes ranged from 5.05% to 6.40% and matured on August 15, 2010. These loans were paid off in full during fiscal year 2009. The balance of these loans, including accrued interest, as of March 31, 2008 was approximately $1.4 million. There were no other loans outstanding from the Company’s executive officers as of March 31, 2009 or 2008.

12.	BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES

Business and Asset Acquisitions

The business and asset acquisitions described below were accounted for using the purchase method of accounting pursuant to SFAS 141, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company’s consolidated financial statements from the acquisition dates forward. The Company has not finalized the allocation of the consideration for acquisitions completed during the 2009 fiscal year and expects to complete these allocations within one year of the respective acquisition dates.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company issued approximately 221.8 million of its ordinary shares and paid approximately $1.1 billion in cash in connection with the acquisition. The Company also assumed the Solectron Corporation 2002 Stock Plan, including all options to purchase Solectron common stock with an exercise price equal to or less than $5.00 per share of Solectron common stock outstanding under such plan. Each option assumed was converted into an option to acquire the Company’s ordinary shares, and the Company assumed approximately 7.4 million fully vested and unvested options to acquire the Company’s ordinary shares with exercise prices ranging between $5.45 and $14.41 per Flextronics ordinary share.

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

The estimated total purchase price for the acquisition is as follows (in thousands):

Fair value of Flextronics ordinary shares issued	$2,518,664
Cash	1,060,943
Estimated fair value of vested options assumed	11,282
Direct transaction costs(1)	26,292

Total aggregate purchase price	$3,617,181

(1)	Direct transaction costs consist of legal, accounting, financial advisory and other costs relating to the acquisition.

Purchase Price Allocation

The allocation of the purchase price to Solectron’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tangible and Intangible Assets Acquired and Liabilities Assumed

The Company has estimated the fair value of tangible and intangible assets acquired and liabilities assumed, including liabilities assumed in connection with restructuring activities accounted for in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). During the twelve-month period ended March 31, 2009, the Company allocated approximately $180.3 million and $114.9 million to current liabilities and other liabilities, respectively, primarily for certain liabilities assumed from Solectron and other liabilities assumed in connection with restructuring activities accounted for in accordance with EITF 95-3. Goodwill related to the acquisition increased $362.8 million during the twelve-month period ended March 31, 2009 as a result of the above and other fair value adjustments that were not significant individually or in the aggregate. As a result of the finalization of the purchase price allocation, cumulative catch-up adjustments were recorded to the condensed consolidated statements of operations resulting in a decrease to income before income taxes of approximately $4.6 million for the twelve-month period ended March 31, 2009. These adjustments primarily related to increased amortization expense of approximately $9.3 million, offset by a reduction in cost of sales for losses on non-cancelable customer contracts of approximately $4.7 million for the twelve-month period ended March 31, 2009.

Identifiable intangible assets

The Company has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. No residual value is estimated for any of the intangible assets. Customer related intangibles are primarily comprised of contractual agreements, customer relationships and acquired backlog. Technology, licenses and other are primarily comprised of non-compete agreements. The following

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table sets forth the preliminary estimate for the components of these intangible assets and their estimated useful lives (in thousands):

		Weighted Average
	Preliminary	Useful Life
	Fair Value	(in Years)

Customer-related	$182,000	2.4
Technology, licenses and other	9,600	1.5

Total acquired indentifiable intangible assets	$191,600	2.4

As previously discussed, the Company wrote off all of its goodwill during the quarter ended December 31, 2008, which included goodwill related to the acquisition of Solectron. Subsequent to that write-off the Company reduced valuation allowances attributable to deferred tax assets acquired from Solectron. As a result, the Company reduced acquired customer-related intangibles by approximately $23.6 million in accordance with guidance in Emerging Issues Task Force Issue No. 93-7 “Uncertainties Related to Income Taxes in a Purchase Business Combination.”

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

Pro Forma Financial Information (Unaudited)

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

The pro forma consolidated results of operations do not include the effects of:

•	synergies, which are expected to result from anticipated operating efficiencies and cost savings, including expected gross margin improvement in future quarters due to scale and leveraging of Flextronics’ and Solectron’s manufacturing platforms;

•	potential losses in gross profit due to revenue attrition resulting from combining the two companies; and

•	any costs of restructuring, integration, and retention bonuses associated with the closing of the acquisition.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31,
	2008	2007
	(In thousands, except per share amounts)

Net sales	$33,605,140	$30,093,968
Income (loss) from continuing operations	$(680,606)	$278,930
Net income (loss)	$(680,606)	$464,268
Basic earnings (loss) per share from continuing operations	$(0.82)	$0.34
Diluted earnings (loss) per share from continuing operations	$(0.82)	$0.34
Basic earnings (loss) per share	$(0.82)	$0.57
Diluted earnings (loss) per share	$(0.82)	$0.57

International DisplayWorks, Inc.

On November 30, 2006, the Company completed its acquisition of 100% of the outstanding common stock of IDW, a manufacturer and designer of high quality liquid crystal displays, modules and assemblies for a variety of customer needs including OEM applications, in a stock-for-stock merger. The acquisition of IDW broadened the Company’s components business platform, expanded and diversified the Company’s components offerings, and increased its customer portfolio. The Company issued approximately 26.2 million shares in connection with the acquisition.

The aggregate purchase price was approximately $299.6 million based on the quoted market prices of the Company’s ordinary shares two days before and after the first date the exchange ratio became known, or November 22, 2006. The allocation of the purchase price to specific assets and liabilities was based upon management’s estimate of cash flow and recoverability. The allocation of purchase price was approximately $106.0 million to current assets, primarily comprised of cash and cash equivalents, marketable securities, accounts receivable and inventory, approximately $33.9 million to fixed assets, approximately $37.8 million to identifiable intangible assets, primarily related to customer relationships and contractual agreements with weighted-average useful lives of eight years, approximately $189.3 million to goodwill, and approximately $67.4 million to assumed liabilities, primarily accounts payable and other current liabilities.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hughes Software Systems Limited (also known as Flextronics Software Systems Limited)

In October 2004, the Company acquired approximately 70% of the total outstanding shares of Hughes Software Systems Limited (also known as Flextronics Software Systems Limited (“FSS”)). During fiscal year 2006, the Company acquired an additional 26% incremental ownership, and during fiscal year 2007, acquired an additional 3% for total cash consideration of approximately $18.1 million. In September 2006, the Company sold FSS in conjunction with the divestiture of its Software Development and Solutions business, which has been included in discontinued operations for the twelve-month period ended March 31, 2007.

Other Acquisitions

During fiscal year 2009, the Company completed six acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s design and manufacturing capabilities for the computing, infrastructure, industrial and consumer digital market segments, and expanded the Company’s power supply capabilities. The aggregate cash paid for these acquisitions totaled approximately $199.7 million, net of cash acquired. The Company recorded goodwill of $118.2 million from these acquisitions during fiscal year 2009, including $6.2 million during the fiscal fourth quarter. The purchase prices for these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions pending the completion of valuations. The Company recognized a net increase in goodwill of $27.1 million during fiscal year 2009, including $30.1 million during the fiscal fourth quarter, for various contingent purchase price arrangements from certain historical acquisitions. The Company also paid approximately $14.8 million relating to contingent purchase price adjustments from certain historical acquisitions. The purchase price for certain acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings through fiscal year 2010. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

During fiscal year 2008, the Company completed three acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complemented the Company’s design and manufacturing capabilities for the computing and automotive market segments, and expanded the Company’s capabilities in the medical market segment, including the design, manufacturing and logistics of disposable medical devices, hand held diagnostics, drug delivery devices and imaging, lab and life sciences equipment. The aggregate cash paid for these acquisitions totaled approximately $188.5 million, net of cash acquired. The Company recorded goodwill of $264.7 million from these acquisitions. In addition, the Company paid approximately $17.2 million in cash for contingent purchase price adjustments relating to certain historical acquisitions. The purchase prices for these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma results for the Company’s other acquisitions have not been presented as such results would not be materially different from the Company’s actual results on either an individual or an aggregate basis.

Divestitures

During the 2008 fiscal year, the Company recognized a gain of approximately $9.7 million in connection with the divesture of certain international entities, which is included in Interest and other expense, net in the Consolidated Statements of Operations. The results for these entities were not significant for any period presented.

In September 2006, the Company completed the sale of its Software Development and Solutions business to Software Development Group (now known as “Aricent”), an affiliate of Kohlberg Kravis Roberts & Co. The divestiture resulted in a gain of approximately $171.2 million, net of $10.0 million of estimated tax on the sale, which is included in income from discontinued operations in the consolidated statements of operations during fiscal year 2007. The Company received aggregate cash payments of approximately $688.5 million, an eight-year $250.0 million face value promissory note with an initial 10.5% paid-in-kind interest coupon fair valued at approximately $204.9 million (resulting in an effective yield of 14.8%), and retained a 15% ownership interest in Aricent, fair valued at approximately $57.1 million. As the Company does not have the ability to significantly influence the operating decisions of Aricent, the cost method of accounting for the investment is used. The aggregate net assets sold in the divestiture were approximately $704.4 million. Refer to Note 15, “Discontinued Operations” for additional information.

13.	SHARE REPURCHASE PLAN

On July 23, 2008, the Company’s Board of Directors authorized the repurchase of up to ten percent of the Company’s outstanding ordinary shares. Until the Company’s 2008 Annual General Meeting, held on September 30, 2008, the Company was authorized to repurchase up to approximately 61.0 million shares. Following shareholder approval at the 2008 Annual General Meeting, the amount authorized for repurchase was increased to approximately 80.9 million shares. The impairment of the Company’s goodwill in the quarter ended December 31, 2008 resulted in a decrease in net book value, which limits the Company’s ability to repurchase shares under the current provisions of its debt facilities. During fiscal year 2009, the Company repurchased approximately 29.8 million shares under this plan for an aggregate purchase price of $260.1 million.

14.	SEGMENT REPORTING

According to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of March 31, 2009, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services.

Geographic information for continuing operations is as follows:

	Fiscal Year Ended March 31,
	2009	2008	2007
		(In thousands)

Net sales:
Asia	$15,220,157	$15,517,113	$11,576,646
Americas	10,315,794	7,688,701	4,101,511
Europe	5,412,624	4,352,321	3,175,531

	$30,948,575	$27,558,135	$18,853,688

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31,
	2009	2008
	(In thousands)

Long-lived assets:
Asia	$1,232,978	$1,388,840
Americas	657,125	652,444
Europe	443,678	424,372

	$2,333,781	$2,465,656

Revenues are attributable to the country in which the product is manufactured or service is provided.

For purposes of the preceding tables, “Asia” includes China, India, Indonesia, Japan, Korea, Malaysia, Mauritius, Singapore, and Taiwan; “Americas” includes Brazil, Canada, Cayman Islands, Mexico, and the United States; “Europe” includes Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, the Netherlands, Norway, Poland, Romania, Scotland, South Africa, Sweden, Turkey, Ukraine, and the United Kingdom. During fiscal year 2009, there were no revenues attributable to Belgium, Cayman Islands, Korea, Scotland and South Africa. During fiscal year 2008, there were no revenues attributable to South Africa.

During fiscal years 2009, 2008 and 2007, net sales from continuing operations generated from Singapore, the principal country of domicile, were approximately $444.2 million, $580.3 million and $314.2 million, respectively.

As of March 31, 2009 and 2008, long-lived assets held in Singapore were approximately $36.5 million and $47.0 million, respectively.

During fiscal year 2009, China, United States, Malaysia and Mexico accounted for approximately 32%, 16%, 13% and 11% of consolidated net sales from continuing operations, respectively. No other country accounted for more than 10% of net sales in fiscal year 2009. As of March 31, 2009, China and Mexico accounted for approximately 43% and 15%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2009.

During fiscal year 2008, China, Malaysia and the United States accounted for approximately 35%, 17% and 11% of consolidated net sales from continuing operations, respectively. No other country accounted for more than 10% of net sales in fiscal year 2008. As of March 31, 2008, China and Mexico accounted for approximately 39% and 15%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2008.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the divestiture of the Software Development and Solutions business qualifies as discontinued

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations, and accordingly, the Company has reported the results of operations of this business in discontinued operations within the statements of operations for the 2007 fiscal year.

The results from discontinued operations for the fiscal year ended March 31, 2007 were as follows (in thousands):

Net sales	$114,305
Cost of sales	72,648

Gross profit	41,657
Selling, general and administrative expenses	20,707
Intangible amortization	5,201
Interest and other income, net	(4,112)
Gain on divestiture of operations	(181,228)

Income before income taxes	201,089
Provision for income taxes	13,351

Net income of discontinued operations	$187,738

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains unaudited quarterly financial data for fiscal years 2009 and 2008. Earnings per share are computed independently for each quarter presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	Fiscal Year Ended March 31, 2009				Fiscal Year Ended March 31, 2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$8,350,246	$8,862,516	$8,153,289	$5,582,524	$5,157,026	$5,557,099	$9,068,658	$7,775,352
Gross profit	456,767	417,461	297,339	108,863	280,819	313,781	317,920	263,883
Income (loss) before income taxes	140,373	48,531	(6,012,187)	(257,655)	110,376	131,350	(96,775)	(79,284)
Provision for (benefit from) income taxes	10,061	10,059	2,947	(17,858)	3,429	10,412	677,636	13,560
Net income (loss)	130,312	38,472	(6,015,134)	(239,797)	106,947	120,938	(774,411)	(92,844)
Earnings (loss) per share:
Basic	$0.16	$0.05	$(7.43)	$(0.30)	$0.18	$0.20	$(0.94)	$(0.11)

Diluted	$0.16	$0.05	$(7.43)	$(0.30)	$0.17	$0.20	$(0.94)	$(0.11)

The Company recognized a non-cash goodwill impairment charge of approximately $5.9 billion during the third quarter of fiscal year 2009. Refer to Note 2, “Summary of Accounting Policies — Goodwill and Other Intangibles” for further discussion.

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

The Company incurred restructuring charges during the first and fourth quarters of fiscal year 2009 and during the first, third and fourth quarters of fiscal year 2008. Refer to Note 9, “Restructuring Charges” for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2009, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was adequately designed and operating effectively as of March 31, 2009.

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

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

We have audited the internal control over financial reporting of Flextronics International Ltd. and subsidiaries (the “Company”) as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2009 of the Company and our report dated May 20, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

San Jose, California
May 20, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2009 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2009 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2009 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2009 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2009 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

3. Exhibits. The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
2.02	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04
2.03	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of May 8, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-K	000-23354	06-06-03	4.04
4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.03
4.04	Indenture dated as of August 5, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-11-03	4.01
4.05	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.04
4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.07	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01
4.08	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and U.S. Bank National Association, as successor trustee.	8-K	000-23354	11-19-04	4.1
4.09	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
4.10	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1
4.11	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1
4.12	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01
4.13	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†					X
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†					X
10.03	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.07	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	8-K	000-23354	10-02-08	10.01
10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.10	Registrant’s 2004 Award Plan for New Employees, as amended.†	10-K	000-23354	05-29-07	10.09
10.11	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.12	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.13	Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.14	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02
10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01
10.16	Summary of Directors’ Compensation†	10-Q	000-23354	11-07-07	10.04
10.17	Solectron Corporation 2002 Stock Plan†	S-8	333-146549	10-05-07	4.03
10.18	Award Agreement for Carrie L. Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.03
10.19	Amendment to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach†	10-Q	000-23354	08-08-07	10.04
10.20	Description of Non-Executive Chairman’s Compensation†	10-K	000-23354	05-23-08	10.30
10.21	Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-05-08	10.03
10.22	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.03
10.23	Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007†					X
10.24	Award Agreement for Sean P. Burke under Senior Management Deferred Compensation Plan, dated November 10, 2006†					X

Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.25	Amendment No. 2 to Indemnification Agreement between Flextronics International Ltd. And Thomas J. Smach†	10-Q	000-23354	08-05-08	10.04
10.26	Description of Three-Year Cash Incentive Bonus Plan Adopted in Fiscal 2009†	10-Q	000-23354	08-05-08	10.02
10.27	Separation Agreement, dated June 23, 2008, between Flextronics International USA, Inc. and Thomas J. Smach†					X
10.28	Description of Annual Incentive Bonus Plan for Fiscal 2009†					X
10.29	Compensation Arrangements of Executive Officers of Flextronics International Ltd.†					X
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flextronics International Ltd.

By:	/s/ MICHAEL M. MCNAMARA
Michael M. McNamara
Chief Executive Officer

Date: May 20, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Michael M. McNamara and Paul Read and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA Michael M. McNamara	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2009

/s/ PAUL READ Paul Read	Chief Financial Officer (Principal Financial Officer)	May 20, 2009

/s/ CHRISTOPHER COLLIER Christopher Collier	Senior Vice President, Finance (Principal Accounting Officer)	May 20, 2009

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Chairman of the Board	May 20, 2009

/s/ JAMES A. DAVIDSON James A. Davidson	Director	May 20, 2009

/s/ ROBERT L. EDWARDS Robert L. Edwards	Director	May 20, 2009

/s/ ROCKWELL SCHNABEL Rockwell Schnabel	Director	May 20, 2009

/s/ AJAY B. SHAH Ajay B. Shah	Director	May 20, 2009

Signature	Title	Date

/s/ WILLY SHIH, PH.D. Willy Shih, Ph.D.	Director	May 20, 2009

/s/ LIP-BU TAN Lip-Bu Tan	Director	May 20, 2009

/s/ WILLIAM D. WATKINS William D. Watkins	Director	May 20, 2009

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01
2.02	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04
2.03	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of May 8, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-K	000-23354	06-06-03	4.04
4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.03
4.04	Indenture dated as of August 5, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-11-03	4.01
4.05	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.04
4.06	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05
4.07	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.08	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and U.S. Bank National Association, as successor trustee.	8-K	000-23354	11-19-04	4.1
4.09	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2
4.10	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1
4.11	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1
4.12	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01
4.13	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†					X
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†					X
10.03	Registrant’s 1993 Share Option Plan.†	S-8	333-55850	02-16-01	4.2
10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.07	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	8-K	000-23354	10-02-08	10.01
10.08	Registrant’s 2002 Interim Incentive Plan.†	S-8	333-103189	02-13-03	4.02
10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

10.10	Registrant’s 2004 Award Plan for New Employees, as amended.†	10-K	000-23354	05-29-07	10.09
10.11	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.12	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.13	Award agreement for Thomas J. Smach†	8-K	000-23354	07-13-05	10.04
10.14	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02
10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01
10.16	Summary of Directors’ Compensation†	10-Q	000-23354	11-07-07	10.04
10.17	Solectron Corporation 2002 Stock Plan†	S-8	333-146549	10-05-07	4.03
10.18	Award Agreement for Carrie L. Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.03
10.19	Amendment to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach†	10-Q	000-23354	08-08-07	10.04
10.20	Description of Non-Executive Chairman’s Compensation†	10-K	000-23354	05-23-08	10.30
10.21	Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-05-08	10.03
10.22	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.03
10.23	Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007†					X
10.24	Award Agreement for Sean P. Burke under Senior Management Deferred Compensation Plan, dated November 10, 2006†					X
10.25	Amendment No. 2 to Indemnification Agreement between Flextronics International Ltd. And Thomas J. Smach†	10-Q	000-23354	08-05-08	10.04
10.26	Description of Three-Year Cash Incentive Bonus Plan Adopted in Fiscal 2009†	10-Q	000-23354	08-05-08	10.02
10.27	Separation Agreement, dated June 23, 2008, between Flextronics International USA, Inc. and Thomas J. Smach†					X
10.28	Description of Annual Incentive Bonus Plan for Fiscal 2009†					X
10.29	Compensation Arrangements of Executive Officers of Flextronics International Ltd.†					X
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X

Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

†	Management contract, compensatory plan or arrangement.