Form 10-K/A
period 2009-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2009-07-28
CIK 866374

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
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act — NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of September 26, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Company’s ordinary shares held by non-affiliates of the registrant was approximately $6.2 billion based upon the closing sale price as reported on the NASDAQ Stock Market LLC (NASDAQ Global Select Market).
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2009

Ordinary Shares, No Par Value	810,719,538

EXPLANATORY NOTE
     The Registrant is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on May 20, 2009, for the purpose of providing the information required by Part II — “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III of Form 10-K. The information required by Part II — “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III of Form 10-K is no longer being incorporated by reference from the Registrant’s Proxy Statement. Except as set forth in Part II and Part III below, no other changes are made to the original Form 10-K for the fiscal year ended March 31, 2009. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosures contained in the original Form 10-K. Throughout this report, references to the “company,” “we,” “our,” or “us” refer to Flextronics International Ltd. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     As of March 31, 2009, we maintained (i) the 2001 Equity Incentive Plan, which we refer to as the 2001 Plan, (ii) the 2002 Interim Incentive Plan, which we refer to as the 2002 Plan, (iii) the 2004 Award Plan for New Employees, which we refer to as the 2004 Plan, and (iv) the Solectron Corporation 2002 Stock Plan, which we refer to as the SLR Plan. None of the 2004 Plan, the 2002 Plan or the SLR Plan have been approved by our shareholders. The following table provides information about equity awards under all of these equity incentive plans as of March 31, 2009.

	Number of Ordinary			Number of Ordinary Shares
	Shares to			Remaining Available for
	be Issued Upon Exercise		Weighted-Average	Future Issuance Under Equity
	of Outstanding Options		Exercise Price of	Compensation Plans
	and Vesting of Share		Outstanding	(Excluding Ordinary Shares
	Bonus Awards		Options (1)	Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders	68,751,363	(2)	$8.85	15,462,381	(3)
Equity compensation plans not approved by shareholders (4), (5), (6), (7)	16,430,767	(8)	$11.37	23,433,234	(9)

Total	85,182,130		$9.26	38,895,615

(1)	The weighted-average exercise price does not take into account ordinary shares issuable upon the vesting of outstanding share bonus awards, which have no exercise price.

(2)	Includes 6,336,730 ordinary shares issuable upon the vesting of share bonus awards granted under the 2001 Plan. The remaining balance consists of ordinary shares issuable upon the exercise of outstanding stock options. Approximately 3.1 million shares subject to share bonus awards are subject to performance criteria which management of the company believes are not probable of being achieved and these awards are not expected to vest.

(3)	Consists of ordinary shares available for grant under the 2001 Plan and shares available under prior company plans and assumed plans that were consolidated into the 2001 Plan. The 2001 Plan provides for grants of up to 62,000,000 ordinary shares, plus ordinary shares issued or issuable pursuant to stock awards available for grant as a result of the forfeiture, expiration or termination of options granted under such consolidated plans (if such ordinary shares are issued under such other stock options, they will not become available under the 2001 Plan) and shares that were available for grant under such plans at the time of the consolidation of such plans into the 2001 Plan.

(4)	The 2004 Plan was established in October 2004 and, unless earlier terminated by our Board of Directors, will continue until October 21, 2014. The purpose of the 2004 Plan is to provide incentives to attract, retain and motivate eligible persons whose potential contributions are important to our success by offering such persons an opportunity to participate in our future performance through stock awards. Awards under the 2004 Plan may be granted only to persons who: (a) were not previously an employee or director of the company or (b) have either (i) completed a period of bona fide non-employment by the company of at least one year, or (ii) are returning to service as an employee of the company, after a period of bona fide non-employment of less than one year due to our acquisition of such person’s employer; and then only as an incentive to such persons entering into employment with us. We may grant nonqualified stock options and share bonus awards under the 2004 Plan. The 2004 Plan provides for grants of up to 10,000,000 shares. The exercise price of options granted under the 2004 Plan is determined by the Compensation Committee and may not be less than the fair market value of the underlying stock on the date of grant. Options granted under the 2004 Plan generally vest over four years and expire 10 years from the date of grant. Unvested options are forfeited upon termination of employment. Share bonus awards generally vest in installments over a three- to five-year period and unvested share bonus awards are also forfeited upon termination of employment.

(5)	Our 2002 Plan was adopted by our Board of Directors in May 2002 and, unless earlier terminated by our Board of Directors, will continue until May 6, 2012. The adoption of the 2002 Plan was necessitated by our internal growth, our multiple acquisitions and the requirement to provide equity compensation for employees consistent with competitors and peer companies. The Board reserved an aggregate of 20,000,000 ordinary shares for issuance under the 2002 Plan. The 2002 Plan provides for the grant of nonqualified stock options and share bonus awards. Grants of awards to executives and non-employee directors may not exceed 49% of the shares reserved for grant under the plan. Options granted under the 2002 Plan generally have an exercise price of not less than the fair market value of the underlying ordinary shares on the date of grant. Options granted under the 2002 Plan generally vest over four years and expire 10 years from the date of grant. Unvested options are forfeited upon termination of employment. Share bonus awards generally vest in installments over a three- to five-year period and unvested share bonus awards are also forfeited upon termination of employment.

(6)	We have assumed equity incentive plans in connection with the acquisition of certain companies. Options to purchase a total of 7,202,654 ordinary shares under such assumed plans remained outstanding as of March 31, 2009. These options have a weighted-average exercise price of $8.62 per share. These options have been converted into options to purchase our ordinary shares on the terms specified in the applicable acquisition agreement, but are otherwise administered in accordance with terms of the assumed plans. Options under the assumed plans generally vest over four years and expire 10 years from the date of grant.

(7)	In connection with the acquisition of Solectron Corporation on October 1, 2007, we assumed the SLR Plan, including all outstanding options to purchase Solectron Corporation common stock with exercise prices equal to, or less than, $5.00 per share. Each assumed option was converted into an option to acquire our ordinary shares at the applicable exchange rate of 0.345. As a result, we assumed approximately 7.4 million vested and unvested options with exercise prices ranging from between $5.45 and $14.41 per ordinary share. We may grant incentive stock options and nonqualified stock options under the SLR Plan. Options granted under the SLR Plan generally have an exercise price of not less than the fair value of the underlying ordinary shares on the date of grant. Such options generally vest over four years and expire 10 years from the date of grant. Unvested options are forfeited upon termination of employment.

(8)	Includes 4,120,175 ordinary shares issuable upon the vesting of share bonus awards granted under the 2002 Plan and the 2004 Plan. The remaining balance consists of ordinary shares issuable upon the exercise of outstanding stock options.

(9)	As of March 31, 2009, 1,101,270 ordinary shares remained available for grant under the 2002 Plan and 3,890,879 ordinary shares remained available for grant under the 2004 Plan. There were approximately 18.4 million shares available for grant under the SLR Plan.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
OUR BOARD OF DIRECTORS
     Article 95 of our Articles of Association requires that at each annual general meeting one-third of the directors (or, if their number is not a multiple of three, then the number nearest to but not more than one-third of the directors), are required to retire from office. The directors required to retire in each year are those who have been in office the longest since their last re-election or appointment. As between persons who became or were last re-elected directors on the same day, those required to retire are (unless they otherwise agree among themselves) determined by lot. Under Article 91 of our Articles of Association, any director holding office as a Chief Executive Officer shall not be subject to retirement by rotation, unless the Board of Directors determines otherwise, or be taken into account in determining the number of directors required to retire by rotation. Retiring directors are eligible for re-election. Article 101 of our Articles of Association requires that any person appointed as a director of the company by the Board of Directors shall hold office only until our next annual general meeting, and shall then be eligible for re-election.
     On April 14, 2009, Ambassador Rockwell A. Schnabel announced his intention to retire from our Board of Directors at our 2009 annual general meeting of shareholders and on June 18, 2009, Mr. Ajay Shah announced his intention to retire from our Board at the 2009 annual general meeting. Neither director will stand for re-election.
     The Companies Act requires that we must have at all times at least one director ordinarily resident in Singapore. Mr. Tan, the only member of our Board of Directors who is ordinarily resident in Singapore, was last re-elected to the Board at the 2007 annual general meeting.
Members of Our Board of Directors
     H. Raymond Bingham (age 63) — Mr. Bingham has served as our Chairman of the Board since January 2008 and as a member of our Board of Directors since October 2005. He is Managing Director of General Atlantic LLC, a global private equity firm. Previously, Mr. Bingham served in various positions with Cadence Design Systems, Inc., a supplier of electronic design automation software and services, from 1997 through 2005, most recently as its Executive Chairman from May 2004 to July 2005, director from November 1997 to April 2004, President and Chief Executive Officer from April 1999 to May 2004, and Executive Vice President and Chief Financial Officer from April 1993 to April 1999. Mr. Bingham also serves on the boards of STMicroelectronics and Oracle Corporation.
     James A. Davidson (age 49) — Mr. Davidson has served as a member of our Board of Directors since March 2003. He is a co-founder and managing director of Silver Lake, a private equity investment firm. From June 1990 to November 1998, he was an investment banker with Hambrecht & Quist, most recently serving as Managing Director and Head of Technology Investment Banking. From 1984 to 1990, Mr. Davidson was a corporate and securities lawyer with Pillsbury, Madison & Sutro. Mr. Davidson was appointed to our Board of Directors as a designee of Silver Lake, in connection with the issuance to Silver Lake in 2003 of our Zero Coupon Convertible Junior Subordinated Notes due 2009.
     Robert L. Edwards (age 53) — Mr. Edwards has served as a member of our Board of Directors since October 2008. Mr. Edwards, executive vice president and chief financial officer of Safeway Inc., was appointed to his current position in March 2004, and was previously executive vice president and chief financial officer of Maxtor Corporation. Prior to joining Maxtor, Mr. Edwards was an officer at Imation Corporation, a developer, manufacturer and supplier of magnetic and optical data storage media, where he held the position of senior vice president, chief financial officer and chief administrative officer.
     Michael M. McNamara (age 52) — Mr. McNamara has served as a member of our Board of Directors since October 2005, and as our Chief Executive Officer since January 1, 2006. Prior to his appointment as Chief Executive Officer, Mr. McNamara served as our Chief Operating Officer from January 2002 through January 2006 and as President, Americas Operations from April 1997 to December 2001, and as Vice President, North American Operations from April 1994 to April 1997. Mr. McNamara also serves on the board of MEMC Electronic Materials, Inc.

     Rockwell A. Schnabel (age 72) — Mr. Schnabel has served as a member of our Board of Directors since February 2006. Mr. Schnabel is founding partner and advisory director of Trident Capital Partners, a venture capital firm, where he also served as a managing director from its inception in 1993 until 2001. From 2001 to 2005, Mr. Schnabel served as the U.S. Representative to the European Union. Prior to that time, he served at the U.S. Department of Commerce as Undersecretary, Deputy Secretary and Acting Secretary of Commerce in the administration of President George H.W. Bush, and he served under President Reagan as U.S. Ambassador to Finland.
     Daniel H. Schulman (age 51) — Mr. Schulman has served as a member of our Board of Directors since June 2009. He is the Chief Executive Officer and Director for Virgin Mobile USA, a wireless service provider. Mr. Schulman has also served as the Chief Executive Officer of Priceline.com from June 1999 to May 2001. Prior to joining Priceline, Mr. Schulman served more than 18 years at AT&T. Mr. Schulman is a member of the board of directors of Symantec and the chair of its compensation committee. Mr. Schulman also serves on the board of trustees of Rutgers University and Autism Speaks.
     Ajay B. Shah (age 49) — Mr. Shah has served as a member of our Board of Directors since October 2005. Mr. Shah is a Managing Director of Silver Lake Sumeru and the Managing Partner of the Shah Capital Partners Fund. Previously, Mr. Shah was President and Chief Executive Officer of the Technology Solutions unit of Solectron Corporation and a member of its board of directors.
     Willy C. Shih, Ph.D. (age 58) — Dr. Shih has served as a member of our Board of Directors since January 2008. Dr. Shih is currently a Professor of Management Practice for the Harvard Business School, a role he has held since January 2007. From August 2005 to September 2006, Dr. Shih served as Executive Vice President of Thomson, a provider of digital video technologies. He was an independent intellectual property consultant from February 2005 to August 2005. Dr. Shih served as Senior Vice President of Eastman Kodak Company from July 1997 to February 2005. Dr. Shih serves on the board of directors of Atheros Communications, Inc.
     Lip-Bu Tan (age 49) — Mr. Tan has served as a member of our Board of Directors since April 2003. In 1987, he founded and since that time has served as Chairman of Walden International, a venture capital fund. Mr. Tan also serves as President and Chief Executive Officer of Cadence Design Systems, Inc. He also serves on the boards of Semiconductor Manufacturing International Corporation and SINA Corporation.
     William D. Watkins (age 57) — Mr. Watkins has served as a member of our Board of Directors since April 2009. He most recently served as Seagate Technology’s Chief Executive Officer from 2004 through January 2009. Previously, Mr. Watkins was Seagate’s President and Chief Operating Officer, a position he had held since 2000. During that time, he was responsible for the company’s hard disc drive operations, including recording heads, media and other components, and related R&D and product development organizations. Mr. Watkins joined Seagate in 1996 with the company’s merger with Conner Peripherals. In addition to Flextronics, he currently serves on the board of directors of Vertical Circuits Inc. and Maxim Integrated Products.
Board Committees
     The standing committees of our Board of Directors are the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The table below provides current membership for each of these committees.

Nominating and
	Audit	Compensation	Corporate Governance
Name	Committee	Committee	Committee

H. Raymond Bingham			X**
James A. Davidson		X*
Robert L. Edwards	X*		X
Michael M. McNamara
Rockwell A. Schnabel		X	X**

Nominating and
	Audit	Compensation	Corporate Governance
Name	Committee	Committee	Committee
Ajay B. Shah	X
Daniel H. Schulman		X
Willy C. Shih			X
Lip-Bu Tan	X
William D. Watkins	X

*	Committee Chair

**	Committee Co-Chair
OUR EXECUTIVE OFFICERS
     The names, ages and positions of our executive officers as of July 28, 2009 are as follows:

Name	Age	Position
Michael M. McNamara	52	Chief Executive Officer
Paul Read	43	Chief Financial Officer
Sean P. Burke	47	President, Computing
Michael J. Clarke	54	President, Infrastructure
Christopher Collier	41	Senior Vice President, Finance
Carrie L. Schiff	43	Senior Vice President and General Counsel
Gernot Weiss	45	President, Mobile Market
Werner Widmann	57	President, Multek
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
     Paul Read. Mr. Read has served as our Chief Financial Officer since June 30, 2008. Prior to his promotion, Mr. Read served as Executive Vice President of Finance for Flextronics Worldwide Operations since October 2005, as Senior Vice President of Finance for Flextronics Worldwide Operations from February 2001 to October 2005, and as Vice President, Finance of Flextronics Americas Operations from August 1997 to February 2001. Mr. Read is a member of the Chartered Institute of Management Accountants.
     Sean P. Burke. Mr. Burke has served as our President, Computing since October 16, 2005. Prior to joining us, Mr. Burke was the Executive Vice President of Iomega Corporation from January 2003 through September 2005. Preceding Iomega Corporation, Mr. Burke held a number of executive positions at Dell, Inc., Compaq Computer Corporation and HP Company. Mr. Burke received a B.B.A. degree from the University of North Texas.
     Michael J. Clarke. Mr. Clarke has served as President of FlexInfrastructure since January 2006. Prior to joining us, Mr. Clarke served as a President and General Manager of Sanmina-SCI Corporation from October 1999 to December 2005. Mr. Clarke has over 25 years of Senior Executive, business development and hands-on operational experience managing global companies in major industries including Aerospace and Defense, Automotive and Industrial. Formerly, Mr. Clarke has held senior positions with international companies including Devtek Corporation, Hawker Siddeley and Cementation Africa, Mr. Clarke was educated as a Mechanical Engineer from Bradford Polytechnic, England, with enhanced professional development programs from University of Western Ontario, Canada and Columbia University, USA.
     Christopher Collier. Mr. Collier, our Principal Accounting Officer since May 1, 2007, has served as our Senior Vice President, Finance since December 2004. Prior to his appointment as Senior Vice President, Finance in 2004, Mr. Collier served as Vice President, Finance and Corporate Controller since he joined us in April 2000. Mr. Collier is a certified public accountant and he received a B.S. in Accounting from State University of New York at Buffalo.
     Carrie L. Schiff. Ms. Schiff has served as our Senior Vice President and General Counsel since June 1, 2006. Prior to her appointment as Senior Vice President and General Counsel, Ms. Schiff served as Vice President, General Counsel from February 1, 2004 to June 1, 2006 and as Associate General Counsel from July 2001 through

January 2004. Prior to joining us, Ms. Schiff was the Senior Vice President, Corporate Development of USA.Net, Inc., from April 1999 until June 2001. Preceding USA.Net, Inc., Ms. Schiff was a partner with the firm of Cooley Godward. Ms. Schiff received an A.B. from the University of Chicago and her law degree from the University of California, Los Angeles.
     Gernot Weiss. Mr. Weiss has served as our President, Mobile Market since January 2006. Prior to his appointment as President, Mobile Market, Mr. Weiss served as Senior Vice President of Sales and Marketing and Account Management in Europe and held various other positions in operations and account management. Mr. Weiss joined us with the acquisition of Neutronics in 1998, where he was a general manager since 1994. Previously, Mr. Weiss worked with Philips Electronics from 1984 to 1994. Mr. Weiss holds an Electrical Engineering Diploma and a diploma in Economics from the University in Klagenfurt, Austria.
     Werner Widmann. Mr. Widmann has served as President, Multek since January 2004. Prior to his promotion, he served as General Manager of Multek Germany beginning in October 2002. Prior to joining Multek, Mr. Widmann was Managing Director of Inboard from 1999 to 2002 and held various technical and managerial positions with STP, Inboard-SSGI, Siemens AG and IBM Sindelfingen throughout his 33 year-career in the PCB industry. Mr. Widmann received his degree in mechanical/electrical engineering from the University for Applied Sciences (Fachhochschule), Karlsruhe.
AUDIT COMMITTEE
     The Audit Committee of the Board of Directors is currently composed of Messrs. Edwards, Shah, Tan and Watkins, each of whom the Board has determined to be independent and to meet the financial experience requirements under both the rules of the SEC and the listing standards of the NASDAQ Global Select Market. The Board has also determined that Mr. Edwards is an “audit committee financial expert” within the meaning of the rules of the SEC and is “financially sophisticated” within the meaning of the listing standards of the NASDAQ Global Select Market. The Audit Committee held 7 meetings during fiscal year 2009. The committee’s principal functions are to:
•	monitor and evaluate periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by our financial and senior management, and our independent auditors;

•	be directly responsible for the appointment, compensation and oversight of the work of our independent auditors (including resolution of any disagreements between our management and the auditors regarding financial reporting); and

•	facilitate communication among our independent auditors, our financial and senior management and our Board.
     Our Board has adopted an Audit Committee Charter that is available on the Corporate Governance page of our website at www.flextronics.com.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our ordinary shares to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements for the fiscal year ended March 31, 2009 were met.
CODE OF BUSINESS CONDUCT AND ETHICS
     We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics, which we refer to as the Code, is available on the Corporate Governance page of our website at www.flextronics.com. In accordance with SEC rules, we intend to disclose on the Corporate Governance page of our website any amendment (other than technical, administrative or other non-substantive amendments) to or any material waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE REPORT
     The information contained under this “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filings under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate this information by reference into any such filing.
     The Compensation Committee of the Board of Directors of the company has reviewed and discussed with management the Compensation Discussion and Analysis which follows this Report. Based on this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the company’s proxy statement for the 2009 annual general meeting of shareholders and its Form 10-K/A for the fiscal year ended March 31, 2009.
     Submitted by the Compensation Committee of the Board of Directors:
James A. Davidson
Rockwell A. Schnabel
COMPENSATION DISCUSSION AND ANALYSIS
     In this section, we discuss the material elements of our compensation programs and policies, including the objectives of our compensation programs and the reasons why we pay each element of our executives’ compensation. Following this discussion, you will find a series of tables containing more specific details about the compensation earned by, or awarded to the following individuals, whom we refer to as the named executive officers or NEOs. This discussion focuses on compensation and practices relating to the named executive officers for our 2009 fiscal year:

Name	Position

Michael M. McNamara	Chief Executive Officer

Paul Read	Chief Financial Officer[1]

Michael J. Clarke	President, Infrastructure

Sean P. Burke	President, Computing

Carrie L. Schiff	Senior Vice President and General Counsel

Thomas J. Smach	Former Chief Financial Officer[2]

(1)	Paul Read was appointed Chief Financial Officer effective June 30, 2008.

(2)	Thomas J. Smach resigned as Chief Financial Officer effective June 30, 2008.
Compensation Committee
     The Compensation Committee of our Board of Directors (referred to in this discussion as the Committee) seeks to align our compensation philosophy and objectives with our business strategy. On an annual basis, the Committee conducts a comprehensive review of our overall compensation strategy and competitive positioning, and recommends to our Board the compensation of our Chief Executive Officer and all other executive officers. The Committee also oversees management’s decisions concerning the compensation of other company officers, administers our equity compensation plans, and evaluates the effectiveness of our overall executive compensation programs.

Independent Consultants and Advisors
     The Committee has the authority to retain and terminate any independent, third-party compensation consultants and to obtain advice and assistance from internal and external legal, accounting and other advisors. During our 2009 fiscal year, the Committee engaged Frederic W. Cook & Co., Inc. (referred to in this discussion as F.W. Cook) as its independent adviser for certain executive compensation matters. F.W. Cook was retained by the Committee to provide an independent review of the company’s executive compensation programs, including an analysis of both the competitive market and the design of the programs. As part of its report to the Committee, F.W. Cook selected peer companies, and provided competitive compensation data, benchmarking and analysis relating to the compensation of our Chief Executive Officer and our other executives and senior officers. The Committee relied on input from F.W. Cook in evaluating management’s recommendations and arriving at the Committee’s recommendations to the Board with respect to the elements of compensation discussed below in this discussion and analysis. However, in December 2008, the Committee recommended and our Board approved modifications to our annual incentive bonus plan and additional equity grants for our employees, including our executives, and in March 2009, the Committee recommended and our Board approved additional equity grants for our Chief Executive Officer. The Committee and our Board took these additional actions in order to better align our annual incentive bonus plan with our business strategy and to retain and incentivize our employees, including our executives. These actions were not part of the more formal annual compensation review and, accordingly, were not based on input from F.W. Cook. For further discussion, please see below under “— Fiscal Year 2009 Executive Compensation—Summary of Fiscal Year 2009 Compensation Decisions,” “—Annual Incentive Bonus Plan—Modification of Performance Metrics During Fiscal 2009” and “—Stock-Based Compensation—Grants During Fiscal Year 2009.”
     F.W. Cook has not provided any other services to the company and has received no compensation other than with respect to the services provided to the Committee. The Committee expects that it will continue to retain an independent compensation consultant on future executive compensation matters.
Compensation Philosophy and Objectives
     We believe that the quality, skills and dedication of our executive officers are critical factors affecting the company’s performance and shareholder value. Accordingly, the key objective of our compensation programs is to attract, retain and motivate superior executive talent while maintaining an appropriate cost structure. In addition, our compensation programs are designed to link a substantial component of our executives’ compensation to the achievement of performance goals that directly correlate to the enhancement of shareholder value. Finally, our compensation programs are designed to align our executives’ interests with those of our shareholders.
     To accomplish these objectives, the Committee has structured our compensation programs to include the following key features and compensation elements:
•	base salaries, which are competitive with peer group companies, allowing the company to attract and retain key executives;

•	annual cash bonuses, which are earned only if pre-established performance goals related to the company and business unit (in the cases of business unit executives) are achieved;

•	equity-based compensation, which aligns our executives’ interests with those of our shareholders and promotes executive retention;

•	long-term cash bonuses and performance-based share bonus awards, which are earned only if pre-established performance goals related to the company and business unit (in the cases of business unit executives) are achieved; and

•	deferred cash bonus awards, which are designed to promote executive retention, as these elements of compensation vest over a period of years only if the executive remains in the company’s active employment.
     The Committee does not maintain policies for allocating among current and long-term compensation or among cash and non-cash compensation. Instead, the Committee maintains flexibility and adjusts different elements of compensation based upon its evaluation of the key compensation goals set forth above. However, as a general matter, the Committee seeks to allocate a substantial majority of the named executive officers’ compensation to components that are performance-based and at-risk.

     While compensation levels may differ among NEOs based on competitive factors, and the role, responsibilities and performance of each specific NEO, there are no material differences in the compensation philosophies, objectives or policies for our NEOs. We do not maintain a policy regarding internal pay equity.
     None of the named executive officers serves pursuant to an employment agreement, and each serves at the will of the company’s Board of Directors. Similarly, we generally do not enter into severance agreements with, nor have we established severance arrangements for, our executive officers as part of the terms of their employment. This enables our Board to remove an executive officer, if necessary, prior to retirement or resignation whenever it is in our best interests. When an executive officer retires, resigns or is terminated, our Board exercises its business judgment in approving an appropriate separation or severance arrangement in light of all relevant circumstances, including the individual’s term of employment, past accomplishments and reasons for separation from the company.
Role of Executive Officers in Compensation Decisions
     The Committee makes recommendations to our Board on all compensation actions relating to our executive officers. As part of its process, the Committee meets with our Chief Executive Officer and Chief Financial Officer to obtain recommendations with respect to the structure of our compensation programs, as well as an assessment of the performance of individual executives and recommendations on compensation for individual executives. Our Chief Executive Officer and Chief Financial Officer meet with our Executive Vice President, Worldwide Human Resources and Management Systems and our Vice President, Global Compensation and Benefits to obtain additional input on these matters.
     In connection with the formal compensation review process for fiscal year 2009, our Chief Executive Officer and Chief Financial Officer developed their recommendations based on the competitive data prepared by F.W. Cook. In addition, our Executive Vice President, Worldwide Human Resources and Management Systems and our Vice President, Global Compensation and Benefits relied on similar data prepared by Radford Consulting and Pearl Meyer & Partners, which were used to validate the data developed by F.W. Cook.
Competitive Positioning
     To assist the Committee in arriving at its recommendations to our Board on the amounts and components of fiscal year 2009 compensation for our Chief Executive Officer and other executive officers, F.W. Cook prepared for the Committee’s review competitive compensation data as follows:
•	to benchmark compensation for our CEO and CFO, F.W. Cook constructed a peer group consisting of 24 high-profile technology companies in the EMS (electronic manufacturing services), OEM (original equipment manufacturer) and distribution sectors, and compiled compensation data from such companies’ SEC filings; and

•	to benchmark compensation for our other executives and senior officers, including our named executive officers (other than our CEO and CFO), F.W. Cook matched the executives and senior officers based on job title and responsibility to compensation data in a published compensation survey prepared by Radford Consulting covering technology companies with annual revenues greater than $8 billion. F.W. Cook used the Radford survey data for our other NEOs, rather than the peer group data, because the Radford survey data provided a better match based upon job title and responsibility.
     F.W. Cook selected all of the companies included in the CEO/CFO peer group. The peer group consisted of the following companies:

Advanced Micro Devices, Inc.	Agilent Technologies, Inc.
Anixter International Inc.	Applied Materials, Inc.
Arrow Electronics, Inc.	Avnet, Inc.
Celestica Inc.	Cisco System, Inc.
Dell Inc.	Emerson Electric Co.
Hewlett-Packard Company	Honeywell International Inc.
Ingram Micro Inc.	Intel Corporation
Jabil Circuit, Inc.	Micron Technology, Inc.
Motorola, Inc.	Seagate Technology

Sun Microsystems, Inc.	Tech Data Corporation
Tyco International Ltd.	United Technologies Corporation
Western Digital Corporation	Xerox Corporation
     The companies included in the Radford survey data used by F.W. Cook for their competitive analysis of our other executives and senior officers, including our NEOs (other than our CEO and CFO) are as follows:

Alcatel-Lucent	Amazon.com, Inc.
Apple Inc.	Applied Materials, Inc.
Arrow Electronics, Inc.	AT&T Inc.
Cisco Systems, Inc.	Comcast Corporation
Computer Sciences Corporation	Dell Inc.
The DIRECTV Group, Inc.	Eastman Kodak Company
Electronic Data Systems Corporation	EMC Corporation
General Dynamics Corporation	Google Inc.
Intel Corporation	Microsoft Corporation
Motorola, Inc.	Nokia Corporation
Nortel Networks Corporation	Oracle Corporation
QUALCOMM Incorporated	Qwest Communications International Inc.
Seagate Technology	Sprint Nextel Corporation
Sun Microsystems, Inc.	Texas Instruments Incorporated
     For fiscal years 2008 and 2007, the Committee reviewed competitive data compiled by Pearl Meyer & Partners in determining CEO and CFO compensation. Pearl Meyer selected six companies in an industry peer group (one of which was Solectron Corporation, which we acquired in October 2007) and six companies in a high technology company peer group. Pearl Meyer also used data from a high technology company survey and an industry survey, both selected on the basis of revenue comparability.
     For fiscal years 2008 and 2007, the Committee based its compensation recommendations for executives and senior officers, other than our CEO and CFO, on the nature and scope of these officers’ responsibilities and leadership roles in relation to the Chief Executive Officer and Chief Financial Officer, and on the recommendations of our Chief Executive Officer. In these years, our Chief Executive Officer based his recommendations on competitive data compiled by Hay Group from executive compensation survey reports prepared by Hay Group and Radford Consulting.
     The Committee believes that the competitive data compiled by F.W. Cook provides a more appropriate set of benchmarking data than the data used in previous years, given the company’s revenue growth and the consolidation in the EMS industry. Due to these changes, F.W. Cook determined that it was appropriate to select peer technology companies in businesses that compete for similar executive talent and with a range of financial metric and market capitalization comparability. The Committee also believes that the Radford survey data used by F.W. Cook provided benchmarking data that was consistent with the CEO/CFO peer group and a better data match for our other NEOs.
     The Committee seeks to set total target direct compensation for the company’s executives at or above the 75th percentile of that provided by peer companies. Total target direct compensation is the sum of base salary, target annual incentive compensation and target long-term incentive awards. The Committee also seeks to target each component of total target direct compensation at these levels. However, total target direct compensation, as well as individual components, may vary by executive based on the executive’s experience, level of responsibility and performance, as well as competitive market conditions. The compensation decisions discussed below under the section captioned “Fiscal Year 2009 Executive Compensation” reflect the Committee’s objective of generally targeting the 75th percentile of peer company compensation. However, the compensation decisions made in December 2008 and March 2009, as summarized below under “Fiscal Year 2009 Executive Compensation—Summary of Fiscal Year 2009 Compensation Decisions” and as discussed more fully in the sections captioned “— Annual Incentive Bonus Plan—Modification of Performance Metrics During Fiscal 2009 ” and “—Stock-Based Compensation—Grants During Fiscal Year 2009 ” were taken in response to the global economic crisis in order to better align our annual incentive bonus plan with our business strategy and to retain and incentivize our employees, including our executives. Accordingly, these elements of compensation were not part of the more formal annual compensation review, including the benchmarking process.

Fiscal Year 2009 Executive Compensation
     Summary of Fiscal Year 2009 Compensation Decisions
     The Committee believes that management executed effectively on the company’s business strategy in the current economic environment and performed exceptionally well in managing the controllable aspects of our business. For our first two fiscal quarters, we had record revenues and adjusted operating profits (which in the second fiscal quarter excluded approximately $129 million in charges primarily for provisions for doubtful accounts receivable, the write-down of inventory and recognition of associated contractual obligations for financially distressed customers). Beginning with our third fiscal quarter and accelerating through our fourth fiscal quarter, the global economic crisis had a significant impact on our business, with almost every product category and every geographic region in which we operate experiencing a substantial reduction in customer demand. In response to the deteriorating economic environment, our Board upon the recommendation of the Committee modified certain elements of our fiscal 2009 compensation programs in order to better align our annual incentive bonus plan with our business strategy, and to assure retention of and to incentivize our employees, including our management team. To this end, we modified the performance metrics of our annual incentive bonus plan to focus our executives and senior officers on the following goals: controlling costs; improving internal efficiencies; reducing inventory levels; managing working capital; and generating cash flow. In addition, we made additional equity grants to our employees, including our executives and senior officers.
     Our CEO’s base salary was not adjusted in fiscal 2009. In connection with the appointment of Mr. Read as our Chief Financial Officer, his base salary was adjusted to a level that was between the median and 75th percentile of our peer companies. Our three other NEOs’ base salaries were adjusted to levels approaching the 75th percentile of our peer companies, with the exception of Ms. Schiff, whose base salary remains below the median level. Annual incentive awards were 110.0% of target for Mr. McNamara; 117.14% of target for Mr. Read; 116.23% of target for Mr. Clarke; 77.15% of target for Mr. Burke; and 146.41% of target for Ms. Schiff. Aggregate cash compensation in the form of base salary and incentive bonuses paid to the NEOs (other than Mr. Smach) for fiscal year 2009 was lower than fiscal year 2008 by the following percentages: Mr. McNamara—46.57%; Mr. Read—0.85%; Mr. Clarke—16.62%; Mr. Burke—19.20%; and Ms. Schiff—27.63%. Due to the equity awards made in December 2008 and March 2009 to address the impact of the global economic crisis on our compensation programs for our employees, including our executives, we do not believe that it is meaningful to compare fiscal 2009 total direct compensation levels with fiscal 2008 levels. However, given the substantial decline in our share price following the global economic crisis, the carried equity value of the NEOs’ equity in the company (comprised of unvested share bonus awards and the “in-the-money” value of options) declined substantially from fiscal year end 2008 to 2009. The deteriorating macroeconomic environment also impacted long-term cash and stock incentive awards made in fiscal year 2009, and we do not expect that these awards will vest or be paid. Based on company performance, the Committee believes that compensation levels and long-term award opportunities for fiscal year 2009 were appropriate and consistent with the philosophy and objectives of the company’s compensation programs.
     In fiscal year 2009, the Committee also recommended and the Board approved a shift from the granting of share bonus awards and no options in fiscal year 2008 to granting both share bonus awards and options in fiscal year 2009, with a greater weighting to options. This shift was designed to create greater alignment of interests with shareholders and to reward the company’s employees for the successful integration of the Solectron acquisition.
      Elements of Compensation
     We allocate compensation among the following components for our named executive officers:
•	base salary;

•	annual cash incentive awards;

•	multi-year cash and stock incentive awards;

•	stock-based compensation;

•	deferred compensation; and

•	other benefits.

      Base Salary
     We seek to set our executives’ base salaries at levels which are competitive with our peer companies based on each individual executive’s role and the scope of his or her responsibilities, also taking into account the executive’s experience and the base salary levels of other executives within the company. The Committee typically reviews base salaries every fiscal year and adjusts base salaries to take into account competitive market data, individual performance and promotions or changes in responsibilities.
     Mr. McNamara’s base salary was maintained at $1,250,000 based on the F.W. Cook peer company data which indicated that this level approximated the 75th percentile.
     Prior to his appointment as Chief Financial Officer effective June 30, 2008, Mr. Read served as Executive Vice President of Finance for Worldwide Operations. As part of the Committee’s annual review of base salaries, the Committee recommended and the Board approved an increase in Mr. Read’s base salary from $400,000 to $475,000. This increase was made to approximate the 75th percentile of the Radford survey data for the second most senior finance executive, after applying a premium of 10% to take into account that Mr. Read reported directly to the CEO. On May 14, 2008, Mr. Read was appointed Chief Financial Officer effective June 30, 2008. In recognition of Mr. Read’s appointment, Mr. Read’s base salary was increased to $600,000 effective May 15, 2008 and was set at between the median and 75th percentile of the peer company data for his position.
     Base salary levels for the other named executive officers (other than Mr. Smach) were increased as follows: Mr. Clarke’s base salary was increased from $490,000 to $550,000 (paid in Canadian dollars), in order to pay a level of base salary closer to the 75th percentile; Mr. Burke’s base salary was increased from $375,000 to $450,000, also to pay a level of base salary closer to the 75th percentile; and Ms. Schiff’s base salary was increased from $350,000 to $425,000, which represented the largest percentage increase for our named executive officers other than Mr. Read, but reflected a level below the median of the peer company data.
      Annual Incentive Bonus Plan
     Through our annual incentive bonus plan, we seek to provide pay for performance by linking incentive awards to company and business unit performance.
     Key features of the bonus plan in fiscal 2009 were as follows:
•	performance targets were based on key company and business unit financial metrics

•	performance targets were measured on a quarterly basis in the cases of the first two fiscal quarters and a quarterly and/or six month basis in the cases of the third and fourth fiscal quarters

•	the financial goals varied based on each executive’s responsibilities, with a substantial weighting on business unit financial metrics for business unit executives

•	certain performance measures were calculated on a non-GAAP basis and excluded after-tax intangible amortization, stock-based compensation expense, gains and losses from divestitures, and certain restructuring and other charges, subject to approval by the Committee. We excluded these items in order to arrive at more meaningful period-to-period comparisons of our ongoing operating results

•	bonuses were based entirely on achievement of financial performance objectives; there is no individual performance component

•	each executive’s target bonus was set at a percentage of base salary, based on the level of the executive’s responsibilities
•	the CEO’s target bonus was set at 150% of base salary and the CFO’s target bonus was set at 100% of base salary

•	for executives other than the CEO and CFO, the target bonus was set at a range of between 60% and 80% of base salary
•	payout opportunities for each bonus component ranged from 50% of target to a maximum of 300% of target (200% in the cases of the CEO and CFO)

•	for the third and fourth fiscal quarters, the plan provided a minimum payout of 50% of target for certain company financial metrics

     The Committee recommended and our Board approved different performance metrics for our Chief Executive Officer and Chief Financial Officer as compared with other executives, and different performance metrics for corporate officers as compared with business unit executives. In addition, we varied the weightings for certain performance metrics among different executives, in order to better align individual awards with our business strategy. For example, we placed a greater emphasis on revenue growth for our Computing sector than for our Infrastructure sector, but placed a greater emphasis on profit after interest growth for our Infrastructure sector than for our Computing sector.
           Modification of Performance Metrics during Fiscal 2009
     We modified the performance metrics used in our annual incentive plan on December 1, 2008 as a result of the deteriorating macroeconomic conditions and its effects on the company’s performance. The performance metrics initially approved and which remained in effect for the first two fiscal quarters were as follows:
•	for our CEO and CFO, bonuses were based on achievement of year-over-year quarterly EPS growth; however, in Mr. Read’s case, his bonus for the first quarter was based on the metrics that applied to his former position as Executive Vice President of Finance for Worldwide Operations, which were achievement of year-over-year quarterly EPS growth, revenue growth and profit after interest growth;

•	Mr. Clarke’s bonus was based on achievement of year-over-year quarterly EPS growth, and revenue growth and profit after interest growth at his business unit (Infrastructure);

•	Mr. Burke’s bonus was based on achievement of year-over-year quarterly EPS growth, and revenue growth and profit after interest growth at his business unit (Computing); and

•	Ms. Schiff’s bonus was based on achievement of year-over-year quarterly EPS growth, revenue growth, profit after interest growth, and SG&A reduction.
     On December 1, 2008, the Committee recommended and our Board approved modifications to the performance metrics for the third and fourth fiscal quarters, as follows:
•	for our CEO and CFO, bonuses were based on achievement of quarterly EPS and inventory reduction targets and six-month free cash flow targets (which we refer to as the “company metric”);

•	Mr. Clarke’s bonus was based on achievement of the company metric and revenue growth and profit after interest growth at his business unit (Infrastructure);

•	Mr. Burke’s bonus was based on achievement of the company metric and revenue growth and profit after interest growth at his business unit (Computing); and

•	Ms. Schiff’s bonus was based on achievement of the company metric and SG&A-reduction targets.
     Under the modified plan, Messrs. Clarke and Burke also were eligible for an additional bonus of up to 10% and 8.75% of their respective annual base salaries for each of the third and fourth fiscal quarters based upon achievement of inventory reduction targets at their business units. The modified plan also provided for a minimum payout for the third and fourth fiscal quarters of 50% of the target company metric.
     Prior to the plan modifications, the plan allocated 50% of the bonus opportunity to annual targets and 50% to achievement of quarterly targets. As part of the modification, the annual targets were eliminated so that 100% of the bonus opportunity was allocated to the achievement of quarterly performance targets (other than with respect to the six-month free cash flow target discussed above).
     With the deteriorating macroeconomic environment accelerating in our third fiscal quarter, we increased our business focus on controlling costs and managing our working capital to improve cash flow. As a result of this shift in our business focus, and projected decreases in revenue, the Committee recommended and our Board approved the above-described modifications in the annual incentive plan performance metrics for our third and fourth fiscal quarters. We believe that these changes were appropriately designed to motivate our executives to execute the operational strategies necessitated by the unprecedented economic environment.
           Annual Incentive Awards for the CEO and CFO
     Mr. McNamara was eligible for a bonus award based on year-over-year quarterly EPS growth in the first and second fiscal quarters, and achievement of quarterly EPS and inventory reduction targets and six-month free cash flow targets for the third and fourth fiscal quarters. Mr. McNamara’s annual target bonus was 150% of base salary.
     For the first fiscal quarter, Mr. Read was eligible for a bonus award based on year-over-year quarterly EPS growth, revenue growth and profit after interest growth. Mr. Read’s target bonus for the first fiscal quarter was based on an annual target of 70% of base salary. For the second through fourth fiscal quarters, Mr. Read’s bonus eligibility was based on the same performance measures as Mr. McNamara. Mr. Read’s target bonus for the second through fourth fiscal quarters was based on an annual target of 100% of base salary.
     The following table sets forth the payout level opportunities that were available for Messrs. McNamara and Read as a percentage of their target awards for the first and second fiscal quarters (second quarter only in the case of Mr. Read) based on different levels of performance. The quarterly target bonus was 37.5% of base salary for Mr. McNamara and 25.0% of base salary for Mr. Read. For performance levels between the levels presented in the table below, straight line interpolation was used to arrive at the payout level:
           Annual Incentive Bonus Payout Levels (Q1 and Q2)

Payout (% Target)	50%	75%	100%	150%	200%[1]
Adjusted EPS Growth	10.0%	12.5%	15.0%	18.8%	22.5%

1	The plan also provided for a maximum payout of 200% if 18% adjusted EPS growth was achieved and the average closing share price of the company’s ordinary shares for the month of March 2009 was at least $12.50.
     Mr. Read’s payout level opportunities as a percentage of the target award for each performance measure for the first fiscal quarter based on different levels of performance are set forth below. Mr. Read’s quarterly target bonus was 17.5% of base salary, with a weighting of 20% for the EPS growth metric, 40% for the revenue growth metric and 40% for the profit after interest growth metric. For performance levels between the levels presented in the table below, straight line interpolation was used to arrive at the payout level:

Adjusted EPS Growth		Revenue Growth		Profit After Interest (PAI) Growth
EPS Growth	Payout	Revenue Growth	Payout	PAI Growth	Payout
10.0% growth	50% payout	8.0% growth	50% payout	10.0% growth	50% payout
15.0% growth	100% payout	10.0% growth	100% payout	15.0% growth	100% payout
18.8% growth	150% payout	12.5% growth	150% payout	18.8% growth	150% payout
22.5% growth	200% payout	15.0% growth	200% payout	22.5% growth	200% payout
26.3% growth	250% payout	20.0% growth	250% payout	26.3% growth	250% payout
30.0% growth	300% payout	25.0% growth	300% payout	30.0% growth	300% payout
     The following table sets forth the payout level opportunities that were available for Messrs. McNamara and Read as a percentage of the target award for each performance measure for the third and fourth fiscal quarters based on different levels of performance. The quarterly target bonus was 37.5% of base salary for Mr. McNamara and 25.0% of base salary for Mr. Read, with a weighting of 20% for the EPS metric, 40% for the inventory reduction metric and 40% for the free cash flow metric. For performance levels between the levels presented in the table below, straight line interpolation was used to arrive at the payout level:

      Annual Incentive Bonus Payout Levels (Q3 and Q4)

Payout (% Target)	50%	75%	100%	125%	150%	175%	200%
Q3 Adjusted EPS	0.21	0.22	0.23	0.24	0.25	0.26	0.27
Q3 Inventory Reduction	$250M	$275M	$300M	$325M	$350M	$375M	$400M
Q3 & Q4 Free Cash Flow	$500M	$550M	$600M	$650M	$700M	$750M	$800M

Q4 Adjusted EPS	0.02	0.03	0.04	0.045	0.05	0.06	0.07
Q4 Inventory Reduction	$250M	$275M	$300M	$325M	$350M	$375M	$400M
Q3 & Q4 Free Cash Flow	$500M	$550M	$600M	$650M	$700M	$750M	$800M
     For the inventory reduction metric, the incentive plan allowed for recoupment of bonus opportunities based on aggregate third and fourth quarter performance.
     The adjusted EPS growth performance metric (and in Mr. Read’s case, the profit after interest performance metric for the first fiscal quarter) applicable for the first two fiscal quarters and the adjusted EPS and cash flow targets applicable for the third and fourth fiscal quarters were calculated on an adjusted basis to exclude after-tax intangible amortization, stock-based compensation expense, gains and losses from divestitures, and certain restructuring and other charges, subject to approval by the Committee.
     The following table sets forth the actual quarterly and total payout levels, both as a percentage of target and of base salary, for Messrs. McNamara and Read:

		CEO	CFO
	Payout	Actual Payout %	Actual Payout %
Period	(% Target)	(as a % of Base Salary)	(as a % of Base Salary)
Q1	200%	75.0%	49.175%[1]
Q2	0%	0%	0%
Q3	80%	30.0%	20.0%
Q4	160%	60.0%	40.0%
Total		165.0%	109.175%

1	For the first fiscal quarter, Mr. Read’s bonus was calculated as described above under “—Annual Incentive Bonus Payout Levels (Q1 and Q2).” Based on achievement of performance measures, Mr. Read’s first quarter payout as a percent of target was 281%. Based on the quarterly target bonus of 17.5% of base salary, this yielded a payout of 49.175% of his base salary for his first quarter bonus, which was applied to his base salary as in effect at the end of the first quarter.
     First quarter year-over-year adjusted EPS growth exceeded the maximum performance level, resulting in a payout of 200% of target. Second quarter year-over-year adjusted EPS growth was a negative 50% (without making adjustment for charges of $129 million primarily relating to financially distressed customers), resulting in no payout. For the third quarter, the threshold adjusted EPS target was not achieved, but inventory reduction was achieved at a 200% payout level. For the fourth quarter, the threshold adjusted EPS target was not achieved and inventory reduction was achieved at a 200% payout level. For the fourth quarter, free cash flow was achieved at a 200% payout level. On an aggregate basis, bonus payouts were 110% of target for Mr. McNamara and 117.14% of target for Mr. Read.
           Annual Incentive Awards for NEOs other than the CEO and CFO
     For the first two fiscal quarters, Messrs. Clarke and Burke were eligible for bonus awards based on year-over-year EPS growth and year-over-year revenue and profit after interest growth at their respective business units. Mr. Clarke’s annual target bonus was 80% of base salary and Mr. Burke’s annual target bonus was 70% of base salary. Actual payout level opportunities ranged from 50% to 300% of target. The weightings of the performance metrics for Mr. Clarke were 20% for EPS growth, 25% for business unit revenue growth and 55% for business unit profit after interest growth. Business unit profit after interest was calculated on an adjusted non-GAAP basis to exclude after-tax intangible amortization, stock-based compensation expense, gains and losses from divestitures, and certain restructuring and other charges, and to include a 12% cost of capital charge based on the average three month working capital balances. The weightings of the performance metrics for Mr. Burke were 20% for EPS growth, 40% for business unit revenue growth and 40% for business unit profit after interest growth. We treat the business unit profit after interest performance measure as confidential. We set these measures at levels designed to motivate Messrs. Clarke and Burke to achieve operating results at their respective business units in alignment with our business strategy with payout opportunities at levels of difficulty consistent with the corresponding corporate level metric.
     For the first two fiscal quarters, Ms. Schiff was eligible for a bonus award based on year-over-year EPS growth, revenue growth, profit after interest growth and SG&A reduction, all calculated at the corporate level. Ms. Schiff’s annual target bonus was 60% of base salary. Actual payout levels ranged from 50% to 300% of target. The weightings of the performance metrics for Ms. Schiff were 20% for EPS growth, 30% for revenue growth, 30% for profit after interest growth and 20% for SG&A reduction. The SG&A reduction measure was calculated on an adjusted, non-GAAP basis consistent with the basis utilized for other non-GAAP measures.
     For the third and fourth fiscal quarters, Messrs. Clarke’s and Burke’s bonus eligibility was modified to replace the EPS growth metric with the company metric (the same metric used for Messrs. McNamara and Read). Actual payout level opportunities were modified slightly to cap the payout opportunity for the company metric at 200% versus a maximum payout opportunity of 300% for the EPS growth metric that applied in the first two fiscal quarters. In addition, Messrs. Clarke and Burke also were eligible for an additional bonus of up to 10% and 8.75% of their respective annual base salaries for each of the third and fourth fiscal quarters based upon achievement of inventory reduction targets at their business units. We treat the business unit inventory reduction measure as confidential. We set these measures at levels designed to motivate Messrs. Clarke and Burke to achieve inventory reduction levels at their respective business units in alignment with our business strategy with payout opportunities at levels of difficulty consistent with the corresponding corporate level metric.
     For the third and fourth fiscal quarters, Ms. Schiff was eligible for a bonus award based on achievement of quarterly EPS, inventory reduction, and SG&A reduction targets and six-month free cash flow targets. Actual payout level opportunities were modified slightly to cap the payout opportunity for all of the metrics, other than SG&A reduction, to 200% versus a maximum payout opportunity of 300% that applied in the first two fiscal quarters. The weightings of the performance metrics for Ms. Schiff were 25% for each metric.
     The following table sets forth the payout level opportunities that were available for Messrs. Clarke and Burke as a percentage of the target award for EPS growth (calculated at the corporate level) and revenue growth (calculated at the business unit level) for the first and second fiscal quarters based on different levels of performance. The quarterly target bonus was 20.0% of base salary for Mr. Clarke and 17.5% of base salary for Mr. Burke. For performance levels between the levels presented in the table below, straight line interpolation was used to arrive at the payout level:

EPS Growth[1]		Revenue Growth
EPS Growth	Payout	Revenue Growth	Payout
10.0% growth	50% payout	8.0% growth	50% payout
15.0% growth	100% payout	10.0% growth	100% payout
18.8% growth	150% payout	12.5% growth	150% payout
22.5% growth	200% payout	15.0% growth	200% payout
26.3% growth	250% payout	20.0% growth	250% payout
30.0% growth	300% payout	25.0% growth	300% payout

[1]	As discussed above, for the third and fourth fiscal quarters, the EPS Growth metric was replaced with the company metric and the maximum payout level for the company metric was 200%. In addition, Messrs. Clarke and Burke were eligible for additional bonuses based on inventory reduction at their business units in the third and fourth fiscal quarters.
     The weightings given to the performance metrics for Messrs. Clarke and Burke were as follows:

		Business Unit	Business Unit Profit
	EPS Growth	Growth	Interest Growth
Mr. Clarke	20%	25%	55%
Mr. Burke	20%	40%	40%

     Ms. Schiff’s payout level opportunities as a percentage of the target award for each performance measure for the first and second fiscal quarters based on different levels of performance are set forth below. Ms. Schiff’s quarterly target bonus was 15.0% of base salary, with a weighting of 20% for the EPS growth metric, 30% for the revenue growth metric, 30% for the profit after interest growth metric, and 20% for the SG&A reduction metric. For performance levels between the levels presented in the table below, straight line interpolation was used to arrive at the payout level:

Profit After Interest (PAI)
EPS Growth		Revenue Growth		Growth		SG&A Reduction
EPS Growth	Payout	Revenue	Payout	PAI Growth	Payout	SG&A	Payout
10.0% growth	50% payout	8.0% growth	50% payout	10.0% growth	50% payout	2.14% (% sales)	50% payout
15.0% growth	100% payout	10.0% growth	100% payout	15.0% growth	100% payout	2.09% (% sales)	100% payout
18.8% growth	150% payout	12.5% growth	150% payout	18.8% growth	150% payout	2.04% (% sales)	150% payout
22.5% growth	200% payout	15.0% growth	200% payout	22.5% growth	200% payout	1.99% (% sales)	200% payout
26.3% growth	250% payout	20.0% growth	250% payout	26.3% growth	250% payout	1.94% (% sales)	250% payout
30.0% growth	300% payout	25.0% growth	300% payout	30.0% growth	300% payout	1.89% (% sales)	300% payout
     The following table sets forth the payout level opportunities that were available for Ms. Schiff as a percentage of the target award for each performance measure for the third and fourth fiscal quarters based on different levels of performance. The weightings for the performance measures were 25% for each metric. For performance levels between the levels presented in the table below, straight line interpolation was used to arrive at the payout level:

Payout (% Target)	50%	75%	100%	125%	150%	175%	200%	300%
Q3 Adjusted EPS	0.21	0.22	0.23	0.24	0.25	0.26	0.27	n/a
Q3 Inventory Reduction	$250M	$275M	$300M	$325M	$350M	$375M	$400M	n/a

Q3 & Q4 Free Cash Flow	$500M	$550M	$600M	$650M	$700M	$750M	$800M	n/a
Q3 Adjusted SG&A	$188M	$186M	$184M	$182M	$180M	$178M	$176M	$168M

Q4 Adjusted EPS	0.02	0.03	0.04	0.045	0.05	0.06	0.07	n/a
Q4 Inventory Reduction	$250M	$275M	$300M	$325M	$350M	$375M	$400M	n/a

Q3 & Q4 Free Cash Flow	$500M	$550M	$600M	$650M	$700M	$750M	$800M	n/a
Q4 Adjusted SG&A	$171M	$169M	$167M	$165M	$164M	$162M	$160M	$153M
     For the inventory reduction metric, the incentive plan allowed for recoupment of bonus opportunities based on aggregate third and fourth quarter performance.
     The following table sets forth the actual quarterly and total payout levels, both as a percentage of target and of base salary, for Messrs. Clarke and Burke and Ms. Schiff:

	M. Clarke	M. Clarke	S. Burke	S. Burke	C. Schiff	C. Schiff
	Payout	Actual Payout %	Payout	Actual Payout %	Payout	Actual Payout %
Period	(% Target)	(as a % of Base Salary)	(% Target)	(as a % of Base Salary)	(% Target)	(as a % of Base Salary)
Q1	151.9%	30.4%	160.6%	28.1%	260.6%	39.1%
Q2	165.0%	33.0%	0.0%	0.0%	120.0%	18.0%
Q3	66.0%	13.2%	66.0%	11.6%	73.5%	11.0%
Q4	82.0%	16.4%	82.0%	14.4%	131.6%	19.7%
Total		93.0%		54.1%		87.8%
      Long-Term Incentive Programs
           Three-Year Performance Plan (fiscal 2007 through fiscal 2009)
     In fiscal year 2007, the Committee recommended and the Board approved a three-year cash incentive bonus plan. The three-year performance plan was designed to reward the named executive officers and certain other senior officers based upon the achievement by the company of a three-year compounded annual revenue growth rate and a three-year compounded annual EPS growth rate, provided that the individual receiving the bonus continued to remain employed by the company. Under this plan, each of the named executive officers (other than Mr. Smach, who retired effective June 30, 2008) was eligible for a bonus of up to $1,000,000 following the close of the 2009 fiscal year if certain pre-established targets were achieved. For purposes of determining achievement of these targets, the plan used non-GAAP measures on the basis discussed above under “—Annual Incentive Bonus Plan.” The Board established the three-year cash incentive bonus plan to focus senior management on achievement of sustained EPS and revenue growth at levels which would have resulted in payment of the $1,000,000 maximum bonus only if the company performed significantly better than internal targets, with a lesser bonus opportunity if the company achieved its internal targets. The three-year bonus plan provided for a bonus of $1,000,000 if the company achieved both a three-year compounded annual revenue growth rate of at least 15% and a three-year compounded annual EPS growth rate of at least 20%, and also provided for a bonus of $750,000 if the company achieved both a three-year compounded annual revenue growth rate of at least 10% and a three-year compounded annual EPS growth rate of at least 15%. No bonus would be awarded if the company failed to achieve the target performance level required for the lesser bonus. Although the company achieved a three-year compounded annual revenue growth rate of 26.5%, the company’s three-year compounded annual EPS growth rate was 2.4%. Accordingly, no bonuses were awarded under this plan.
           Three-Year Performance Plan (fiscal 2009 through fiscal 2011)
     In fiscal year 2009, the Committee recommended and the Board approved a three-year incentive bonus plan. The three-year performance plan is designed to reward the named executive officers and certain other senior officers based upon the achievement by the company of three-year compounded annual EPS growth rates, provided that the individual receiving the bonus remains employed by us at the time the bonus is paid. Under this plan, maximum cash bonuses that may be earned based on performance are as follows: Mr. McNamara — $4,000,000; Mr. Read — $1,250,000; Mr. Clarke — $625,000; Mr. Burke — $625,000; and Ms. Schiff — $500,000. For purposes of determining achievement of performance levels, the plan uses non-GAAP measures on the basis discussed above under “—Annual Incentive Bonus Plan.” The Board established the three-year cash incentive bonus plan to focus senior management on achievement of sustained EPS growth at levels which result in payment of the maximum bonus only if the company performs significantly better than internal targets, with a lesser bonus opportunity if the company achieves its internal targets. If the company fails to achieve the threshold performance level, no bonus will be awarded. As a result of the dramatically deteriorating macroeconomic climate, which has slowed demand for our customers’ products, and the resulting decrease in our expected operating results, management of the company believes that achievement of the performance measures for the three-year performance plan is no longer probable and these bonuses are not expected to be paid.
     For additional information about the three-year incentive bonus plan, please refer to the Grants of Plan-Based Awards in Fiscal Year 2009 table, which shows the threshold, target and maximum amounts payable under the plan.
     As discussed under “Competitive Positioning,” the Committee and the Board seek to set total target direct compensation at the 75th percentile of our peer companies, subject to individual variances. In structuring the three-year incentive bonus plan, the Committee and the Board assigned a value to the awards equal to one-third of the threshold payout level for purposes of competitive benchmarking.
      Stock-Based Compensation
           Stock Options and Share Bonus Awards
     The Committee grants stock options and share bonus awards (the equivalent of restricted stock units), which are designed to align the interests of the named executive officers with those of our shareholders and provide each individual with a significant incentive to manage the company from the perspective of an owner, with an equity stake in the business. These awards are also intended to promote executive retention, as unvested stock options and share bonus awards generally are forfeited if the executive voluntarily leaves the company. Each stock option allows the executive officer to acquire our ordinary shares at a fixed price per share (the market price on the grant date) over a period of seven to ten years, thus providing a return to the officer only if the market price of the shares appreciates over the option term. Share bonus awards are structured as either service-based awards, which vest if the executive remains employed through the vesting period, or performance-based awards, which vest only if pre-established performance measures are achieved. Before the share bonus award vests, the executive has no ownership rights in our ordinary shares.

     The size of the option grant or share bonus award to each executive officer generally is set at a level that is intended to create a meaningful opportunity for share ownership based upon the individual’s current position with the company, but the Committee and Board also take into account (i) the individual’s potential for future responsibility and promotion over the term of the award, (ii) the individual’s performance in recent periods, and (iii) the number of options and share bonus awards held by the individual at the time of grant. In addition, the Committee and Board consider competitive equity award data, and determine award size consistent with the Committee’s and our Board’s objective of setting long-term incentive compensation at the 75th percentile of our peer companies, subject to individual variances.
     As part of the annual compensation review process, the Committee recommended and the Board approved a shift from the granting of share bonus awards and no options in fiscal year 2008 to granting both share bonus awards and options in fiscal year 2009, with a greater weighting to options. This shift was designed to create greater alignment of interests with shareholders and to reward the company’s employees for the successful integration of the Solectron acquisition. The equity grant strategy in fiscal year 2008 had been focused on retention of senior management by awarding share bonus awards with three-and four-year vesting schedules, with the vesting of 50% of the share bonus awards contingent upon achievement of certain performance measures. The Committee and Board also determined to limit option grants to seven-year terms to reduce the compensation expense and long-term overhang.
          Administration of Equity Award Grants
     The Committee grants options with exercise prices set at the market price on the date of grant, based on the closing market price. Our current policy is that options and share bonus awards granted to executive officers are only made during open trading windows. Awards are not timed in relation to the release of material information. Our current policy provides that grants to non-executive new hires and follow on grants to non-executives are made on pre-determined dates in each fiscal quarter.
          Grants During Fiscal Year 2009
     The number of stock options and share bonus awards granted to the named executive officers in fiscal year 2009, and the grant-date fair value of these awards determined in accordance with SFAS 123(R), are shown in the Grants of Plan-Based Awards in Fiscal Year 2009 table.
     As part of the annual compensation review process, the Committee recommended and the Board approved the following options grants for our named executive officers: Mr. McNamara — 4 million options; Mr. Read — 1.4 million options; Mr. Clarke — 600,000 options; Mr. Burke — 400,000 options; and Ms. Schiff — 300,000 options. The options have seven-year terms and vest 25% on the first anniversary of the grant and in 36 monthly installments thereafter. One-half of the options granted to Mr. McNamara and Mr. Read provide that the options may not be exercised unless the market price of the company’s shares at the time of exercise is at least $12.50.
     The Committee also recommended and the Board approved performance-based share bonus awards based on the same performance measures as under the three-year performance plan discussed under "—Long-Term Incentive Programs — Three-Year Performance Plan (fiscal 2009 through fiscal 2011).” Under these awards, the maximum number of shares that the named executive officers may earn based on performance is as follows: Mr. McNamara — 500,000 shares; Mr. Read — 200,000 shares; Mr. Clarke — 90,000 shares; Mr. Burke — 90,000 shares; and Ms. Schiff — 60,000 shares. If the company fails to achieve the threshold performance level, no shares will vest. As a result of the dramatically deteriorating macroeconomic climate, which has slowed demand for our customers’ products, and the resulting decrease in our expected operating results, management of the company believes that achievement of the performance measures for the three-year performance plan is no longer probable and these share bonus awards are not expected to vest.
     Mr. Burke also received a special share bonus award for 50,000 shares which will vest on the third anniversary of the grant date if Mr. Burke continues to remain an employee.
     As discussed under “Competitive Positioning,” the Committee and the Board seek to set total target direct compensation at the 75th percentile of our peer companies, subject to individual variances. In structuring the annual awards of options and share bonus awards, for purposes of competitive benchmarking, the Committee and the Board assigned a value to the performance-based share bonus awards equal to one-third of the threshold payout level. In addition, the Committee and the Board considered the CEO and CFO option grants as two-year awards and therefore considered the value of one-half of such grants for competitive benchmarking purposes.

     In December 2008 and March 2009, the Committee recommended and the Board approved additional equity grants. These grants were made in response to the global economic crisis in order to retain and incentivize our employees, including our executives. Option grants made to the named executive officers in December 2008 were as follows: Mr. McNamara — 2 million options; Mr. Read — 2 million options; Mr. Clarke — 600,000 options; Mr. Burke — 400,000 options; and Ms. Schiff — 300,000 options. These options have seven-year terms and vest 25% on June 2, 2009 and 25% annually thereafter. In March 2009, the Committee recommended and the Board approved an additional option grant to Mr. McNamara for 2,000,000 shares and a service-based share bonus award for 500,000 shares. The options vest 25% on June 2, 2009 and 25% annually thereafter, and the share bonus award vests in three equal annual installments beginning March 2, 2010. In making these grants to the named executive officers, the Committee and the Board considered the impact of the company’s share price on the carried interest value of the executives’ equity holdings (including the effects of the global economy on the attainability of outstanding performance-based awards) and the desirability of making additional equity awards to provide for adequate retention.
     For purposes of determining achievement of performance targets for performance-based share bonus awards, the Committee uses non-GAAP measures on the basis discussed above under “—Annual Incentive Bonus Plan.”
     Deferred Compensation
     Each of the named executive officers participates in a deferred compensation plan or arrangement. These plans and arrangements are intended to promote retention by providing a long-term savings opportunity on a tax-efficient basis. Mr. McNamara participates in the company’s senior executive deferred compensation plan (referred to as the senior executive plan). Following his appointment as Chief Financial Officer, Mr. Read also became a participant in the senior executive plan effective January 1, 2009. Mr. Read participated in the company’s senior management deferred compensation plan (referred to as the senior management plan) prior to his appointment as Chief Financial Officer. Messrs. Clarke and Burke and Ms. Schiff participate in the senior management plan. As discussed below, we have made deferred long-term incentive bonuses so that a significant component of the named executive officers’ compensation serves a retentive purpose, as the bonuses only will vest if the executive remains in the company’s active employment. In structuring the executive deferred compensation arrangements, the Committee and the Board also sought to provide an additional long-term savings plan for the executives in recognition that we do not otherwise provide these executives with a pension plan or any supplemental executive retirement benefits.
     Deferred Compensation for Messrs. McNamara and Read. Under the senior executive plan, a participant may defer up to 50% of his salary and up to 100% of his cash bonuses. In addition, at the Committee’s and the Board’s discretion, awards for deferred long-term incentive bonuses may be awarded in return for services to be performed in the future. During fiscal year 2006, the Committee recommended and the Board approved a deferred bonus for Mr. McNamara of $5,000,000. The deferred bonus (together with earnings) for Mr. McNamara vests as follows: (i) 10% vested on April 1, 2006; (ii) 15% vested on April 1, 2007; (iii) 20% vested on April 1, 2008; (iv) 25% vested on April 1, 2009; and (v) 30% will vest on April 1, 2010.
     During fiscal year 2009, in recognition of his appointment as Chief Financial Officer, the Committee recommended and the Board approved an initial one-time funding payment of $2,000,000 for Mr. Read in the senior executive plan. The deferred bonus (together with earnings) for Mr. Read will vest as follows: (i) 10% will vest on January 1, 2010; (ii) 15% will vest on January 1, 2011; (iii) 20% will vest on January 1, 2012; (iv) 25% will vest on January 1, 2013; and (v) 30% will vest on January 1, 2014. Prior to his appointment as Chief Financial Officer, Mr. Read was a participant in the senior management plan. As part of the annual contribution, Mr. Read was eligible to receive a contribution equal to 30% of his base salary. During fiscal year 2009, the Committee recommended and the Board approved a contribution of $180,000 (equal to 30% of his base salary). These contributions (together with earnings) will vest as follows: (i) one-third will vest on July 1, 2012; (ii) one-half of the remaining balance will vest on July 1, 2013; and (iii) the remaining balance will vest on July 1, 2014.
     Any unvested portions of the deferred bonuses for Mr. McNamara and Mr. Read (with respect to his senior executive plan account) will become 100% vested upon a change of control (as defined in the senior executive plan) if they are employed at that time or if their employment is terminated as a result of death or disability. Other than in cases of death or disability or a change of control, any unvested amounts will be forfeited if the executive’s employment is terminated, unless otherwise provided in a separation agreement. With respect to Mr. Read’s senior management plan account, 100% will become vested in the case of his death and a percentage of the unvested portion of Mr. Read’s senior management account will become vested in the event of a change of control (as defined in the senior management plan), in an amount equal to the number of months from July 1, 2005 through July 1,

2014, divided by 108. Any portion of his senior management plan account that remains unvested after a change of control shall continue to vest in accordance with the original vesting schedule.
     Deferred Compensation for Mr. Clarke. During fiscal year 2008, the Committee recommended and the Board approved an initial one-time funding payment of $366,355 for Mr. Clarke in the senior management plan. Beginning with fiscal year 2009, Mr. Clarke received and may continue to receive a contribution equal to 15% of his base salary. The percentage of deferred compensation for Mr. Clarke has been revised to reflect his participation in the company’s Canadian defined contribution pension program as well as other benefits provided to him as part of his expatriate assignment package. During fiscal year 2009, the Committee recommended and the Board approved a contribution of $82,500 (equal to 15% of his base salary). These contributions (together with earnings) will vest as follows: (i) one-third will vest on July 1, 2012; (ii) one-half of the remaining balance will vest on July 1, 2013; and (iii) the remaining balance will vest on July 1, 2014.
     Deferred Compensation for Mr. Burke. During fiscal year 2007, the Committee recommended and the Board approved an initial one-time funding payment of $400,000 for Mr. Burke in the senior management plan. Beginning with 2008, Mr. Burke has received and may continue to receive a contribution equal to 30% of his base salary. During fiscal year 2009, the Committee recommended and the Board approved a contribution of $135,000 (equal to 30% of his base salary). These contributions (together with earnings) will vest as follows: (i) one-third will vest on July 1, 2015; (ii) one-half of the remaining balance will vest on July 1, 2016; and (iii) the remaining balance will vest on July 1, 2017.
     Deferred Compensation for Ms. Schiff. Beginning with 2005, Ms. Schiff has received and may continue to receive a contribution equal to 30% of her base salary under the senior management plan. In addition, during fiscal year 2007, the Committee recommended and the Board approved a special discretionary deferred bonus for Ms. Schiff of $250,000. During fiscal year 2009, the Committee recommended and the Board approved a contribution for Ms. Schiff of $127,500 (equal to 30% of her base salary). These contributions (together with earnings) will vest as follows: (i) one-third will vest on the first July 1st that occurs at least one year after the day that the sum of her age and years of service with the company equals or exceeds 60; (ii) one-third will vest one year after the first vesting date; and (iii) one-third will vest two years after the first vesting date.
     Any unvested portions of the deferral accounts of Messrs. Clarke and Burke and Ms. Schiff will become 100% vested if their employment is terminated as a result of his or her death. In the event of a change of control (as defined in the senior management plan), a portion of the deferral account will vest, calculated as a percentage equal to the number of months of service from November 10, 2006 to July 1, 2017, divided by 128 for Mr. Burke, the number of service months from July 1, 2007 to July 1, 2014, divided by 84 for Mr. Clarke, and the number of months from July 1, 2005 to July 1, 2014, divided by 144 for Ms. Schiff. Any portion of their deferral accounts that remains unvested after a change of control shall continue to vest in accordance with the original vesting schedule. Other than in cases of death or a change of control, any unvested amounts will be forfeited if the executive’s employment is terminated, unless otherwise provided in a separation agreement.
     Deferred Compensation for Mr. Smach. Prior to this resignation, Mr. Smach was a participant in the senior executive plan. During fiscal year 2006, the Committee recommended and the Board approved a deferred bonus for Mr. Smach of $3,000,000. The deferred bonus (together with earnings) for Mr. Smach originally was scheduled to vest as follows: (i) 10% vested on April 1, 2006; (ii) 15% vested on April 1, 2007; (iii) 20% vested on April 1, 2008; (iv) an additional 25% was to vest on April 1, 2009; and (v) an additional 30% was to vest on April 1, 2010. As discussed below under ''—Thomas J. Smach Separation Agreement”, $841,353 of Mr. Smach’s deferral account was accelerated to vest on June 30, 2008 and $1 million of his deferral account (together with earnings) will vest on December 31, 2009, subject to compliance with the terms of his separation agreement.
     For additional information about (i) executive contributions to the named executive officers’ deferral accounts, (ii) company contributions to the deferral accounts, (iii) earnings on the deferral accounts, and (iv) deferral account balances as of the end of fiscal year 2009, see the section entitled “Executive Compensation—Nonqualified Deferred Compensation in Fiscal Year 2009.” The deferral accounts are unfunded and unsecured obligations of the company, receive no preferential standing, and are subject to the same risks as any of the company’s other general obligations.

     Benefits
          Executive Perquisites
     Perquisites represent a small part of the overall compensation program for the named executive officers. In fiscal year 2009, we paid the premiums on long-term disability insurance for all NEOs (other than Mr. Clarke), provided tax preparation assistance to Mr. Read and reimbursed Mr. Clarke for relocation costs associated with his international assignment. In addition, we reimbursed Mr. McNamara for taxes due upon vesting of a portion of his deferred bonuses. These and certain other benefits are quantified under the “All Other Compensation” column in the Summary Compensation Table.
     While company aircraft are generally used for company business only, certain executives, including our Chief Executive Officer and Chief Financial Officer and their spouses and guests may be permitted to use company aircraft for personal travel. We calculate the incremental cost to the company for use of the company aircraft by using an hourly rate for each flight hour. The hourly rate is based on the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications and fees, including flight planning, ground handling and landing permits. To the extent any travel on company aircraft resulted in imputed income to the executive officer in fiscal year 2009, the company provided gross-up payments to cover the executive officer’s personal income tax due on such imputed income. These benefits are quantified under the “All Other Compensation” column in the Summary Compensation Table.
          401(k) Plan; Canada Defined Contribution Pension Plan
     Under our 401(k) Plan, all of our employees are eligible to receive matching contributions. The matching contribution for fiscal year 2009 was dollar for dollar on the first 3% of each participant’s pre-tax contributions, plus $0.50 for each dollar on the next 2% of each participant’s pre-tax contributions, subject to maximum limits under the Internal Revenue Code. We do not provide an excess 401(k) plan for our executive officers. Messrs. McNamara, Read and Burke and Ms. Schiff participate in the program.
     In response to the global economic downturn we reviewed all employee-related expenses and explored ways to control these expenses. Effective March 15, 2009, the company suspended the matching pre-tax 401(k) contributions made to the 401(k) Plan for all employees classified by the company as salaried (exempt) employees. The match was not suspended for employees participating in the plan who are classified by the company as hourly (non-exempt) employees. The matches for Messrs. McNamara, Read and Burke and Ms. Schiff were suspended as a result of this action.
     Mr. Clarke participates in the company’s Canadian Defined Contribution pension plan. The Canadian plan is made up of three components, as follows: (i) the Defined Contribution (DC) Pension Plan, where Flextronics makes monthly contributions equal to 2% of an employee’s earnings; (ii) a Group Registered Retirement Savings Plan (RRSP)/After Tax Savings Vehicle (ATSV), where employees can make optional contributions to a Group RRSP/ATSV; and (iii) a Deferred Profit Sharing Plan (DPSP), where Flextronics will match any contributions made to the Group RRSP/ATSV. The company will match 50% of the first 6% of the earnings contributed by an employee.
          Other Benefits
     Executive officers are eligible to participate in all of the company’s employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, in each case on the same basis as other employees, subject to applicable law.
     Termination and Change of Control Arrangements
     The named executive officers are entitled to certain termination and change of control benefits under their deferred compensation plans and under certain of their equity awards. These benefits are described and quantified under the section entitled "Executive Compensation—Potential Payments Upon Termination or Change of Control.” As described in that section, if there is a change of control of the company, the entire unvested portion of the deferred compensation accounts of Mr. McNamara and Mr. Read under the senior executive plan will accelerate, and a percentage of the unvested portion of Messrs. Read’s, Clarke’s and Burke’s and Ms. Schiff’s deferred compensation accounts under the senior management plan will accelerate based on their respective periods of service. The vesting of Mr. Smach’s deferral accounts was governed by his separation agreement, which is discussed in the section entitled "—Thomas J. Smach Separation Agreement” below. Under the terms of certain of our equity incentive plans and the form of share bonus award agreement used for certain of our grants of share bonus awards to our employees (including our executives), in the event of a change of control, each outstanding stock option and each unvested share bonus award with such a provision shall automatically accelerate, provided that vesting shall not so accelerate if, and to the extent, such award is either to be assumed or replaced. In addition, certain of Mr. McNamara’s options are subject to acceleration if there is a change of control and his employment is terminated or his duties are substantially changed. These arrangements are intended to attract and retain qualified executives who could have other job alternatives that might offer greater security absent these arrangements. The Committee determined that a single trigger for acceleration of the executives’ deferred compensation accounts was appropriate in order to provide certainty of vesting for benefits that represent the executives’ primary source of retirement benefits. With respect to the acceleration provisions under the company’s stock incentive plans, the Committee believes that these provisions provide our Board with appropriate flexibility to address the treatment of options and share bonus awards in a merger or similar transaction that is approved by our Board, while providing appropriate protections to our executives and other employees in transactions which are not approved by our Board. With respect to certain of Mr. McNamara’s options, the acceleration of vesting of options only occurs if Mr. McNamara remains with the company through the change of control and is terminated or his duties are substantially changed, commonly referred to as a “double trigger.”
     Thomas J. Smach Separation Agreement
     Thomas J. Smach terminated his employment effective June 30, 2008. Under the terms of Mr. Smach’s separation agreement, Mr. Smach received his quarterly bonus for the first fiscal quarter of fiscal 2009, without reduction of the 50% annual holdback, and was no longer eligible for any additional annual or long-term cash incentive bonuses. He also received a severance payment of $700,000, which amount was grossed up for income taxes. In addition, the vesting of $841,353 of Mr. Smach’s deferred compensation account was accelerated and vested on June 30, 2008, while the remaining unvested balance of $1 million of the deferral account (together with earnings) will vest on December 31, 2009, subject to Mr. Smach’s compliance with certain non-solicitation and non-competition covenants. The separation agreement also provided for accelerated vesting of an aggregate of 216,666 shares (and the cancellation of 75,000 shares) subject to share bonus awards granted in 2006 and 2007, and extended the exercisability of an aggregate of 670,000 options until December 31, 2008. Mr. Smach also will receive continued health coverage in accordance with the terms of his senior executive severance agreement with The Dii Group, which was acquired by the company in 2000.
EXECUTIVE COMPENSATION
     The following table sets forth the fiscal year 2007, 2008 and 2009 compensation for:
•	Michael M. McNamara, our chief executive officer;

•	Paul Read, our current chief financial officer;

•	Thomas J. Smach, our former chief financial officer, who resigned from the company effective June 30, 2008; and

•	Michael J. Clarke, Sean P. Burke and Carrie L. Schiff, the three other most highly compensated executive officers serving as executive officers at the end of our 2009 fiscal year.
     The executive officers included in the Summary Compensation Table are referred to in this annual report as our named executive officers. A detailed description of the plans and programs under which our named executive officers received the following compensation can be found in the section entitled “Compensation Discussion and Analysis ” beginning on page 9 of this annual report. Additional information about these plans and programs is included in the additional tables and discussions which follow the Summary Compensation Table.

Summary Compensation Table

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position (1)	Year	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($) (7)	($) (8)	($)
Michael M. McNamara	2009	$1,250,000	$812,895	$102,405	$4,674,588	$2,062,500	—	$83,183	$8,985,571
Chief Executive Officer	2008	$1,250,000	$2,200,000	$2,388,437	$1,514,541	$3,750,000	—	$23,522	$11,126,500
	2007	$1,000,000	$750,000	—	$2,347,360	$3,000,000	$144,444	$365,304	$7,607,108
Paul Read*	2009	$584,375	—	$277,882	$1,535,412	$655,050	—	$31,390	$3,084,109
Chief Financial Officer
Michael J. Clarke	2009	$550,000	—	$403,144	$837,920	$511,422	—	$341,686	$2,644,172
President, Infrastructure
Sean P. Burke	2009	$450,000	—	$339,049	$634,022	$243,027	—	$10,529	$1,676627
President, Computing
Carrie L. Schiff	2009	$425,000	—	$231,886	$314,110	$373,355	—	$10,488	$1,354,839
Senior Vice President and General Counsel	2008	$350,000	—	$474,160	$39,260	$753,125	—	$9,500	$1,626,045
	2007	$300,000	$125,000	$121,534	$53,063	$469,294	$46,412	$26,713	$1,142,016
Thomas J. Smach**	2009	$175,000	—	$980,529	$371,117	$350,000	—	$2,194,528	$4,071,174
Former Chief Financial Officer	2008	$700,000	$600,000	$1,194,221	$1,362,357	$1,400,000	—	$16,754	$5,273,332
	2007	$650,000	$450,000	—	$1,390,831	$1,300,000	$111,714	$246,137	$4,148,682

*	Mr. Read was appointed as our Chief Financial Officer, effective June 30, 2008.

**	Mr. Smach resigned effective June 30, 2008

(1)	Information for fiscal years 2007 and 2008 is not included for Messrs. Read, Clarke and Burke, each of whom was appointed an executive officer during fiscal year 2009.

(2)	Messrs. McNamara and Read deferred a portion of their fiscal year 2009 salary under our senior executive deferred compensation plan, which amounts are included in the Nonqualified Deferred Compensation in Fiscal Year 2009 table. Messrs. McNamara, Smach, and Burke and Ms. Schiff also contributed a portion of their fiscal year 2009 salaries to their 401(k) savings plan accounts and Mr. Clarke contributed a portion of his earnings to the company’s Canadian after tax savings plan. All amounts deferred are included under this column. Mr. Clarke’s salary is converted to Canadian dollars immediately prior to payout using the prevailing exchange rate on the effective date of the beginning of the pay periods beginning in January and July of each year.

(3)	For fiscal year 2009, this column shows the unvested portion of Mr. McNamara’s deferred compensation account that vested on April 1, 2009. For additional information about the company’s deferred compensation arrangements, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2009 Executive Compensation — Deferred Compensation” and the discussion under the section entitled "Nonqualified Deferred Compensation in Fiscal Year 2009.”

(4)	Stock awards consist of service-based and performance-based share bonus awards. The amounts in this column do not reflect compensation actually received by the named executive officers nor do they reflect the actual value that will be recognized by the named executive officers. Instead, the amounts reflect the compensation cost recognized by us in fiscal years 2009, 2008 and 2007 for financial statement reporting purposes in accordance with SFAS 123(R) for share bonus awards granted in and prior to fiscal year 2009. The amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. As a result of the dramatically deteriorating macro-economic climate, which has slowed demand for our customers’ products and the resulting decrease in our expected operating results, management believes that achievement of the longer-term goals for the performance-based share bonus awards granted to our named executive officers in April 2006, May 2007 and June 2008 are no longer probable and these awards are not expected to vest. As a result, cumulative compensation expense previously recognized for these share bonus awards was reversed during the fourth quarter of fiscal year 2009. Compensation cost reversed during the fourth quarter of fiscal year 2009 for the named executive officers was as follows: Mr. McNamara — $1,528,690; Mr. Read — $506,997; Mr. Clarke — $313,627; Mr. Burke — $82,547; and Ms. Schiff — $235,220. The full grant-date fair value of share bonus awards granted in fiscal year 2009 is reflected in the Grants of Plan-Based Awards in 2009 table. For information regarding the assumptions made in calculating the amounts reflected in this column, see the section entitled “Stock-Based Compensation” under Note 2 to our audited consolidated financial statements for the fiscal year ended March 31, 2009, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

(5)	The amounts in this column do not reflect compensation actually received by the named executive officers nor do they reflect the actual value that will be recognized by the named executive officers. Instead, the amounts reflect the compensation cost recognized by us in fiscal years 2009, 2008 and 2007 for financial statement reporting purposes in accordance with SFAS 123(R) for stock options granted in and prior to fiscal year 2009. The amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. There were no option grants to the named executive officers in fiscal year 2008. Information regarding the assumptions made in calculating the amounts reflected in this column for grants made in fiscal year 2009, is included in the section entitled “Stock-Based Compensation” under Note 2 to our audited consolidated financial statements for the fiscal year ended March 31, 2009, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. In connection with his resignation, Mr. Smach forfeited 204,166 stock options, 183,333 of which were originally granted on April 17, 2006 and 20,833 of which were originally grant on August 23, 2004. The forfeiture of these options did not result in the reversal of any amounts previously expensed by the company.

(6)	The amounts in this column represent aggregate quarterly incentive cash bonuses earned in fiscal year 2009. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2009 Executive Compensation — Annual Incentive Bonus Plan.” Mr. Clarke’s bonus is calculated in United States dollars and converted to Canadian dollars immediately prior to payout using the prevailing exchange rate on the effective date of the beginning of the pay periods beginning in January and July of each year. Messrs. McNamara and Smach deferred a portion of their quarterly incentive bonuses under our senior executive deferred compensation plan, which amounts are included in the Nonqualified Deferred Compensation in Fiscal Year 2009 table. All amounts deferred are included under this column.

(7)	The amounts in this column represent the above-market earnings on nonqualified deferred compensation accounts in each respective fiscal year. None of our named executive officers participated in any defined benefit or pension plans and none of our named executive officers realized any above-market earnings on their non-qualified deferred compensation accounts in fiscal year 2009. Above-market earnings represent the difference between market interest rates determined pursuant to SEC rules and earnings credited to the named executive officers’ deferred compensation accounts. See the Nonqualified Deferred Compensation in Fiscal Year 2009 table for additional information.

(8)	The following table provides a breakdown of the compensation included in the “All Other Compensation” column for fiscal year 2009:

	401(k)
	Savings Plan			Relocation/
	Company	Enhanced	Personal	Expatriate
	Match	Long-Term	Aircraft	Assignment	Tax
	Expenses	Disability	Usage	Expenses	Reimbursements	Miscellaneous	Total
Name	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($)
Michael M. McNamara	$7,813	$1,966	$39,424	—	$33,980	—	$83,183
Paul Read	—	$1,661	$16,610	—	$12,619	$500	$31,390
Michael J. Clarke	$81,682 (7)	—	—	$150,004	$110,000	—	$341,686
Sean P. Burke	$8,731	$1,798	—	—	—	—	$10,529
Carrie L. Schiff	$8,799	$1,689	—	—	—	—	$10,488
Thomas J. Smach	$3,950	$280	$21,942	—	$620,215	$1,548,421	$2,194,808

(1)	The amounts in this column represent company matching contributions to the 401(k) saving plan accounts for Messrs. McNamara, Smach and Burke and Ms. Schiff. In the case of Mr. Clarke, it represents the company matching contribution to Mr. Clarke’s after-tax savings account in the company’s Canadian retirement program.

(2)	The amounts in this column represent the company’s contribution to the executive long-term disability program which provides additional benefits beyond the basic employee long-term disability program.

(3)	The amounts in this column represent the variable operating costs resulting from the personal use of the company aircraft. Costs include a portion of ongoing maintenance and repairs, aircraft fuel, satellite communications and travel expenses for the flight crew. It excludes non-variable costs which would have been incurred regardless of whether there was any personal use of aircraft.

(4)	For fiscal year 2009, this amount represents the costs associated with Mr. Clarke’s international assignment and includes rent and home management costs of $77,127 while on assignment in the United States, education reimbursement of $56,698 and $16,179 of other related costs.

(5)	For Mr. McNamara, this amount represents the sum of (A) $16,002 for the reimbursement of taxes with respect to taxes due on Mr. McNamara’s vested deferred compensation amounts for the 2009 fiscal year and (B) $17,978 related to taxes due as a result of the personal use of the company aircraft. For Mr. Read, this amount represents the sum of (A) $10,945 related to taxes with respect to the personal use of company aircraft and (B) $1,674 related to foreign taxes paid. For Mr. Clarke, this amount represents reimbursement for the incremental taxes estimated to be due as a result of his international assignment. Amounts in this column for Mr. Clarke are estimates. Actual tax amounts will only be known upon completion of tax filings in both the United States and Canada. For Mr. Smach, this amount represents the sum of (A) $24,231 for the reimbursement of taxes with respect to the one percent tax in California on earnings above $1,000,000, (B) $1,252 related to the taxes due as a result personal use of company aircraft, (C) $4,513 related to taxes due primarily as a result of a company gift upon his retirement from the company and (D) $590,323 for the reimbursement of taxes with respect to his severance payment.

(6)	The amount disclosed for Mr. Read represents $500 paid for tax filing assistance. For Mr. Smach, this amount includes (A) $7,068 for continued health coverage, (B) $5,521 for a company gift upon his retirement from the company, (C) $650,000 representing the acceleration of a previously-awarded deferred bonus, plus accumulated earnings on the deferred bonus as of June 30, 2008 of $191,353 and (D) $700,000 paid as a severance payment. The amount disclosed for Mr. Smach does not include $1,000,000 representing the acceleration of a portion of the unvested account balance of his deferred compensation account, which amount has been held back by the company subject to Mr. Smach’s compliance with certain non-solicitation and other obligations. For more information about the benefits paid to Mr. Smach upon his separation from the company, see the Potential Payments Upon Termination or Change of Control table.

(7)	All company contributions to Mr. Clarke’s after-tax savings account in the company’s Canadian retirement program were paid in Canadian dollars and have been converted into United States dollars based on the prevailing exchange rate at the end of the 2009 fiscal year.
Grants of Plan-Based Awards in Fiscal Year 2009
     The following table presents information about equity and non-equity awards we granted in our 2009 fiscal year to our named executive officers. The awards included in this table consist of:
•	awards under our three-year cash incentive bonus plan;

•	awards under our annual incentive cash bonus program;

•	stock options;

•	performance-based share bonus awards; and

•	service-based share bonus awards.

												All
												Other
												Stock	All Other	Exercise	Grant
												Awards:	Option	or Base	Date Fair
									Estimated Future Payouts			Number	Awards:	Price of	Value of
			Estimated Future Payouts Under						Under Equity Incentive Plan			of Shares	Number of Securities	Option	Stock
			Non-Equity Incentive Plan Awards						Awards (1)			of Stock	Underlying	Awards	and
	Grant	Approval	Threshold		Target		Maximum		Threshold	Target	Maximum	or Units	Option	($/Sh)	Option Awards
Name	Date	Date	($)		($)		($)		(#)	(#)	(#)	(#) (2)	(#) (3)	(4)	($) (5)
Michael M. McNamara	—	—	$937,500	(6)	$1,875,000	(6)	$3,750,000	(6)	—	—	—	—	—	—	—
	—	—	$2,000,000	(7)	$3,000,000	(7)	$4,000,000	(7)	—	—	—	—	—	—	—
	6/2/2008	—	—		—		—		300,000	400,000	500,000	—	—	—	$5,295,000
	6/2/2008	—	—		—		—		—	—	—	—	2,000,000	$10.59	$7,964,000
	6/2/2008	—	—		—		—		—	—	—	—	2,000,000	$10.59	$8,500,000
	12/5/2008	12/1/2008	—		—		—		—	—	—	—	2,000,000	$2.26	$2,344,000
	3/2/2009	—	—		—		—		—	—	—	500,000	—	—	$970,000
	3/2/2009	—	—		—		—		—	—	—	—	2,000,000	$1.94	$2,041,600
Paul Read	—	—	$277,500	(6)	$555,000	(6)	$1,215,000	(6)	—	—	—	—	—	—	—
	—	—	$750,000	(7)	$1,000,000	(7)	$1,250,000	(7)	—	—	—	—	—	—	—
	6/2/2008	—	—		—		—		100,000	150,000	200,000	—	—	—	$2,118,000
	6/2/2008	—	—		—		—		—	—	—	—	700,000	$10.59	$2,787,400
	6/2/2008	—	—		—		—		—	—	—	—	700,000	$10.59	$2,975,000
	12/5/2008	12/1/2008	—		—		—		—	—	—	—	2,000,000	$2.26	$2,344,000
Michael J. Clarke	—	—	$220,000	(6)	$440,000	(6)	$1,386,000	(6)	—	—	—	—	—	—	—
	—	—	$375,000	(7)	$500,000	(7)	$625,000	(7)	—	—	—	—	—	—	—
	6/2/2008	—	—		—		—		70,000	80,000	90,000	—	—	—	$1,010,700
	6/2/2008	—	—		—		—		—	—	—	—	600,000	$10.59	$2,389,200
	12/5/2008	12/1/2008	—		—		—		—	—	—	—	600,000	$2.26	$703,200
Sean P. Burke	—	—	$157,500	(6)	$315,000	(6)	$992,250	(6)	—	—	—	—	—	—	—
	—	—	$375,000	(7)	$500,000	(7)	$625,000	(7)	—	—	—	—	—	—	—
	6/2/2008	—	—		—		—		70,000	80,000	90,000	—	—	—	$1,010,700
	6/2/2008	—	—		—		—		—	—	—	50,000			$529,500
	6/2/2008	—	—		—		—		—	—	—	—	400,000	$10.59	$1,592,800

												All
												Other
												Stock	All Other	Exercise	Grant
												Awards:	Option	or Base	Date Fair
									Estimated Future Payouts			Number	Awards:	Price of	Value of
			Estimated Future Payouts Under						Under Equity Incentive Plan			of Shares	Number of Securities	Option	Stock
			Non-Equity Incentive Plan Awards						Awards (1)			of Stock	Underlying	Awards	and
	Grant	Approval	Threshold		Target		Maximum		Threshold	Target	Maximum	or Units	Option	($/Sh)	Option Awards
Name	Date	Date	($)		($)		($)		(#)	(#)	(#)	(#) (2)	(#) (3)	(4)	($) (5)
	12/5/2008	12/1/2008	—		—		—		—	—	—	—	400,000	$2.26	$468,800
Carrie L. Schiff	—	—	$127,500	(6)	$255,000	(6)	$669,375	(6)	—	—	—	—	—	—	—
	—	—	$250,000	(7)	$375,000	(7)	$500,000	(7)	—	—	—	—	—	—	—
	6/2/2008	—	—		—		—		40,000	50,000	60,000	—	—	—	$673,800
	6/2/2008	—	—		—		—		—	—	—	—	300,000	$10.59	$1,194,600
	12/5/2008	12/1/2008	—		—		—		—	—	—	—	300,000	$2.26	$351,600

(1)	This column reflects the range of estimated future vesting of performance-based share bonus awards that were granted in fiscal year 2009 under our 2001 Equity Incentive Plan and our 2002 Interim Incentive Plan. The performance-based share bonus awards cliff vest after three years only if the company achieves pre-determined three-year compounded annual adjusted EPS growth rates for the three years ending in fiscal year 2011. As a result of the dramatically deteriorating macro-economic climate, which has slowed demand for our customers’ products, and the resulting decrease in our expected operating results, management of the company believes that achievement of these performance measures is no longer probable and these awards are not expected to vest. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2009 Executive Compensation — Stock-Based Compensation — Grants During Fiscal Year 2009.”

(2)	This column shows the number of service-based share bonus awards granted in fiscal year 2009 under our 2001 Equity Incentive Plan. For Mr. McNamara, the share bonus award vests in equal annual installments over three years commencing on March 2, 2010, provided that Mr. McNamara continues to remain employed on the vesting date. For Mr. Burke, the share bonus awards cliff vest on June 2, 2011, provided that Mr. Burke continues to remain employed on the vesting date. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2009 Executive Compensation — Stock-based Compensation — Grants During Fiscal Year 2009.”

(3)	This column shows the number of service-based stock options granted in fiscal year 2009 under our 2001 Equity Incentive Plan. These options vest as follows: 25% on the one-year anniversary of the grant date, with the remainder vesting in 36 equal monthly installments thereafter. Vesting is contingent upon the named executive officer continuing to remain employed on the vesting date. In addition, grants to Mr. McNamara and Mr. Read, consisting of 2,000,000 and 700,000 options, respectively, have a market based component, which requires that the company’s stock price be at least $12.50 per share in order for the options to be exercisable. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2009 Executive Compensation — Stock-Based Compensation — Grants During Fiscal Year 2009.”

(4)	This column shows the exercise price for the stock options granted, which was the closing price of our ordinary shares on the date the options were granted.

(5)	This column shows the grant-date fair value of share bonus awards and stock options under SFAS 123(R) granted to our named executive officers in fiscal year 2009. The grant-date fair value is the amount that we will expense in our financial statements over the award’s vesting schedule. Expense will be reversed for awards and options that do not vest. For share bonus awards, fair value is the closing price of our ordinary shares on the grant date. For stock options, the fair value is calculated using the Black-Scholes option pricing formula and a single option award approach. The fair values shown for share bonus awards and stock options are accounted for in accordance with SFAS 123(R). The grant date fair value of the share bonus awards reflects the maximum payout under these awards. Additional information on the valuation assumptions is included in the section entitled “Stock-Based Compensation” under Note 2 of our audited consolidated financial statements for the fiscal year ended March 31, 2009, included in our Annual Report on Form 10-K for the fiscal year needed March 31, 2009. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers. As a result of the dramatically deteriorating macro-economic climate, which has slowed demand for our customers’ products, and the resulting decrease in our expected operating results, management of the company believes that achievement of the long-term goals for the performance-based share bonus awards granted to our named executive officers in June 2008 is no longer probable and these awards are not expected to vest. As a result, compensation expense previously recognized for these share bonus awards was reversed during the fourth quarter of fiscal year 2009.

(6)	These amounts show the range of possible payouts under our annual incentive cash bonus program for fiscal year 2009. The maximum payment for Messrs. McNamara and Read (other than with respect to the first fiscal quarter for Mr. Read) represents 200% of the target payment. The maximum payment for our other named executive officers, and for Mr. Read with respect to the first fiscal quarter, is approximately 300%, except that the maximum payment with respect to 20% of the target payout amounts in the third and fourth fiscal quarters for each of Mr. Clarke and Mr. Burke and with respect to 75% of the target payout amount in the third and fourth fiscal quarters for Ms. Schiff was only 200%. In addition, the maximum payment amounts for Messrs. Clarke and Burke include additional potential bonus amounts in the third and fourth fiscal quarters equal to 10% and 8.75% of annual base salary, respectively, for each quarter. The threshold payment for each named executive officer represents 50% of target payout levels. The annual incentive bonus plan provided for minimum payouts for the third and fourth fiscal quarters of 2009 as follows: Mr. McNamara — $234,375; Mr. Read — $75,000; Mr. Clarke — $11,000; Mr. Burke — $7,875; and Ms. Schiff — $23,907. Amounts actually earned in fiscal year 2009 are reported as Non-Equity Incentive Plan Compensation in the Summary Compensation Table. For additional information, see the section entitled "Compensation Discussion and Analysis — Fiscal Year 2009 Executive Compensation — Annual Incentive Bonus Plan.”

(7)	These amounts show the range of potential payouts under our three-year cash incentive bonus plan ending in fiscal year 2011. Payouts will only be made if we achieve pre-determined three-year compounded annual adjusted EPS growth rates for the three years ending in fiscal year 2011. As a result of the dramatically deteriorating macro-economic climate, which has slowed demand for our customers’ products, and the resulting decrease in our expected operating results, management of the company believes that achievement of these performance measures is no longer probable and these bonuses are not expected to be paid. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2009 Executive Compensation — Long-Term Incentive Programs — Three-Year Performance Plan (fiscal 2009 through fiscal 2011).”
Outstanding Equity Awards at 2009 Fiscal Year-End
     The following table presents information about outstanding options and stock awards held by our named executive officers as of March 31, 2009. The table shows information about:
•	stock options;

•	service-based share bonus awards; and

•	performance-based share bonus awards.

     The market value of the stock awards is based on the closing price of our ordinary shares as of March 31, 2009, which was $2.89. Market values shown assume all performance criteria are met and the maximum value is paid. For additional information, see the section entitled “Compensation Discussion and Analysis — Fiscal Year 2009 Executive Compensation — Stock-Based Compensation.”

	Option Awards						Stock Awards
											Equity
				Equity						Equity	Incentive
				Incentive						Incentive	Plan Awards:
				Plan						Plan Awards:	Market or
				Awards:					Market	Number of	Payout Value
	Number of	Number of		Number of			Number of		Value of	Unearned	of Unearned
	Securities	Securities		Securities			Shares or		Shares or	Shares, Units	Shares, Units
	Underlying	Underlying		Underlying			Units of		Units of	or Other	or Other
	Unexercised	Unexercised		Unexercised	Option		Stock		Stock That	Rights That	Rights That
	Options	Options		Unearned	Exercise	Option	That Have		Have Not	Have Not	Have Not
	(#)	(#)		Options	Price	Expiration	Not Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)		($)	(#) (1)	($)
Michael M. McNamara	150,000	—		—	$13.98	09/21/2011	—		—	—	—
	2,000,000	—		—	$7.90	07/01/2012	—		—	—	—
	600,000	—		—	$8.84	09/03/2012	—		—	—	—
	200,000	—		—	$11.53	08/23/2014	—		—	—	—
	3,000,000	—		—	$12.37	05/13/2015	—		—	—	—
	510,417	189,583	(2)	—	$11.23	04/17/2016	—		—	—	—
	—	2,000,000	(3)	—	$10.59	06/02/2015	—		—	—	—
	—	—		2,000,000 (4)	$10.59	06/02/2015	—		—	—	—
	—	2,000,000	(5)	—	$2.26	12/05/2015	—		—	—	—
	—	2,000,000	(5)	—	$1.94	03/02/2016	—		—	—	—
	—	—		—	—	—	758,333	(6)	$2,191,582	758,333	$2,191,582
Paul Read	12,500	—		—	$23.19	12/20/2010	—		—	—	—
	623	—		—	$23.02	07/06/2011	—		—	—	—
	30,000	—		—	$15.90	10/01/2011	—		—	—	—
	80,000	—		—	$16.57	01/09/2014	—		—	—	—
	20,000	—		—	$10.34	07/01/2013	—		—	—	—
	50,000	—		—	$13.18	09/28/2014	—		—	—	—
	125,000	—		—	$12.05	10/29/2014	—		—	—	—
	—	700,000	(7)	—	$10.59	06/02/2015	—		—	—	—
	—	—		700,000 (8)	$10.59	06/02/2015	—		—	—	—
	—	2,000,000	(9)	—	$2.26	12/05/2015	—		—	—	—
	—	—		—	—	—	80,000	(10)	$231,200	280,000	$809,200
Michael J. Clarke	182,292	67,708	(11)	—	$10.78	04/13/2016	—		—	—	—
	—	600,000	(12)	—	$10.59	06/02/2015	—		—	—	—
	—	600,000	(13)	—	$2.26	12/05/2015	—		—	—	—
	—	—		—	—	—	110,000	(14)	$317,900	140,000	$404,600
Sean P. Burke	197,917	52,083	(15)	—	$10.53	01/23/2016	—		—	—	—
	—	400,000	(16)	—	$10.59	06/02/2015	—		—	—	—
	—	400,000	(17)	—	$2.26	12/05/2015	—		—	—	—
	—	—		—	—	—	90,000	(18)	$260,100	130,000	$375,700
Carrie L. Schiff	16,250	—		—	$13.98	9/21/2011	—		—	—	—
	4,167	—		—	$5.88	07/01/2012	—		—	—	—
	10,000	—		—	$10.34	07/01/2013	—		—	—	—
	75,000	—		—	$16.57	01/09/2014	—		—	—	—
	15,000	—		—	$13.18	09/28/2014	—		—	—	—
	3,750	—		—	$13.98	09/21/2011	—		—	—	—
	38,333	1,667	(19)	—	$11.10	05/02/2015	—		—	—	—
	—	300,000	(20)	—	$10.59	06/02/2015	—		—	—	—
	—	300,000	(21)	—	$2.26	12/05/2015	—		—	—	—
	—	—		—	—	—	107,500	(22)	$310,675	97,500	$281,775
Thomas J. Smach	100,000	—		—	$13.98	9/21/2011	—		—	—	—
	479,167	—		—	$11.53	08/23/2014	—		—	—	—
	500,000	—		—	$12.37	05/13/2015	—		—	—	—
	216,667	—		—	$11.23	04/17/2016	—		—	—	—

(1)	This column shows performance-based share bonus awards that vest annually or cliff vest over three, four or five years if we achieve pre-determined year-over-year adjusted EPS growth rates or adjusted operating profit growth rates, provided that if one or more of the annual adjusted EPS growth targets or adjusted operating profit targets is not met, the unvested portion may be recouped if the subsequent period’s cumulative target is met. Awards for Mr. McNamara vest over three years, four years or cliff vest after three years, subject to achievement of the performance conditions. Awards for Messrs. Read, Clarke and Burke vest over five years or cliff vest after three years, and awards for Ms. Schiff cliff vest after three years, in each case subject to the achievement of performance conditions. The amounts disclosed in this column represent the maximum number of shares that could vest under each performance-based share bonus award.

(2)	These stock options vest monthly from April 17, 2009 through April 17, 2010.

(3)	500,000 of these stock options will vest on June 2, 2009, and 1,500,000 options will vest monthly from July 2, 2009 through June 2, 2012.

(4)	500,000 of these stock options will vest on June 2, 2009, and 1,500,000 options will vest monthly from

July 2, 2009 through June 2, 2012, provided that these options may only be exercised if the trading price of our ordinary shares is at least $12.50 per share.

(5)	500,000 of these stock options vest on June 2, 2009 and on the first, second and third anniversary thereof.

(6)	33,334 shares vested on April 17, 2009; 75,000 shares vest annually on May 1, 2009, 2010 and 2011, and 166,667 shares vest annually on March 2, 2010, 2011 and 2012.

(7)	175,000 of these stock options will vest on June 2, 2009, and 525,000 options will vest monthly from July 2, 2009 through June 2, 2012.

(8)	175,000 of these stock options will vest on June 2, 2009, and 525,000 options will vest monthly from July 2, 2009 through June 2, 2012, provided that these options may only be exercised if the trading price of our ordinary shares is at least $12.50 per share.

(9)	500,000 stock options vest on June 2, 2009 and on the first, second and third anniversary thereof.

(10)	10,000 shares vested on April 3, 2009; 10,000 shares vest annually on April 3, 2010 and April 3, 2011, and 50,000 shares will cliff vest on May 1, 2010.

(11)	These stock options vest monthly from April 13, 2009 through April 13, 2010.

(12)	150,000 of these stock options will vest on June 2, 2009, and 450,000 options will vest monthly from July 2, 2009 through June 2, 2012.

(13)	150,000 stock options vest on June 2, 2009 and on the first, second and third anniversary thereof.

(14)	20,000 shares vested on April 13, 2009; 20,000 shares will vest annually on April 13, 2010 and April 13, 2011, and 50,000 shares will cliff vest on May 1, 2010.

(15)	These stock options vest monthly from April 23, 2009 through January 23, 2010.

(16)	100,000 of these stock options will vest on June 2, 2009, and 300,000 options will vest monthly from July 2, 2009 through June 2, 2012.

(17)	100,000 stock options vest on June 2, 2009 and on the first, second and third anniversary thereof.

(18)	10,000 shares vested on May 1, 2009; 10,000 shares will vest annually on May 1, 2010 through May 1, 2012, and 50,000 shares will cliff vest on June 2, 2011.

(19)	These stock options vested monthly from April 2, 2009 to May 2, 2009.

(20)	75,000 of these stock options will vest on June 2, 2009, and 225,000 options will vest monthly from July 2, 2009 through June 2, 2012.

(21)	75,000 stock options vest on June 2, 2009 and on the first, second and third anniversary thereof.

(22)	10,000 shares vested on April 13, 2009 and on May 1, 2009; 10,000 shares will vest annually on April 13, 2010 and April 13, 2011; 10,000 shares will vest on May 1, 2010 and on the first and second anniversary thereof; and 37,500 of these shares will vest on May 1, 2010.
Option Exercises and Stock Vested in Fiscal Year 2009
     The following table presents information, for each of our named executive officers, on (i) stock option exercises during fiscal year 2009, including the number of shares acquired upon exercise and the value realized and (ii) the number of shares acquired upon the vesting of stock awards in the form of share bonus awards during fiscal year 2009 and the value realized, in each case before payment of any applicable withholding tax and broker commissions.

			Stock Awards
	Option Awards		Number of Shares
	Number of Shares	Value Realized on	Acquired on	Value Realized
	Acquired on Exercise	Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
Michael M. McNamara	—	—	216,666	$2,267,910
Paul Read	—	—	20,000	$200,400
Michael J. Clarke	—	—	20,000	$185,600
Sean P. Burke	—	—	20,000	$213,500
Carrie L. Schiff	—	—	20,000	$202,400
Thomas J. Smach	500,000	$756,170	358,332	$3,503,945
Nonqualified Deferred Compensation in Fiscal Year 2009
     Each of our named executive officers participates in a deferred compensation plan. These plans are intended to promote retention by providing a long-term savings opportunity on a tax-efficient basis. Messrs. McNamara and Read participate in our Senior Executive Deferred Compensation Plan, which we refer to as the senior executive plan. In addition, Mr. Smach participated in the senior executive plan until his resignation, effective June 30, 2008. Participants in the senior executive plan may receive long-term deferred bonuses, which are subject to vesting requirements. In addition, a participant may defer up to 80% of his salary and up to 100% of his cash bonuses. The deferred compensation is credited to a deferral account established under the senior executive plan for recordkeeping purposes. Amounts credited to a deferral account are deemed to be invested in hypothetical investments selected by an investment manager on behalf of each participant. Under the senior executive plan, we have entered into a trust agreement providing for the establishment of an irrevocable trust into which we are required to deposit cash or other assets as specified in the applicable deferral agreement, equal to the aggregate amount required to be credited to the participant’s deferral account, less any applicable taxes to be withheld. The deferred account balances of the participants in the senior executive plan are unfunded and unsecured obligations of the company, receive no preferential standing, and are subject to the same risks as any of our other general obligations. Participants in the senior executive plan may receive their vested deferred compensation balances upon termination of employment either through a lump sum payment or in installments over a period of up to 10 years.
     Messrs. Clarke and Burke and Ms. Schiff participate in the company’s Senior Management Deferred Compensation Plan (referred to as the senior management plan). Mr. Read participated in the senior management plan until December 1, 2008, when our Board approved his participation in the senior executive plan. Under the senior management plan, a participant may receive a deferred discretionary contribution, which is subject to vesting requirements. Deferred balances under the senior management plan are deemed to be invested in hypothetical investments selected by the participant or the participant’s investment manager. Participants in the senior management plan will receive their vested deferred compensation balances upon termination of employment through a lump sum payment on the later of January 15 th of the year following termination and six months following termination. In addition, any unvested portions of the deferral accounts will become 100% vested if the executive’s employment is terminated as a result of his or her death. Under the senior management plan, we have entered into a trust agreement providing for the establishment of an irrevocable trust into which we are required to deposit cash or other assets as specified in the applicable deferral agreement, equal to the aggregate amount required to be credited to the participant’s deferral account, less any applicable taxes to be withheld. The deferred account balances of the participants in the senior management plan are unfunded and unsecured obligations of the company, receive no preferential standing, and are subject to the same risks as any of our other general obligations.
     For a discussion of the deferred bonuses granted to each of the named executive officers and their vesting terms, including vesting upon the executive’s termination or a change in control of the company, see the sections entitled “Compensation Discussion and Analysis — Fiscal Year 2009 Executive Compensation — Deferred Compensation” and “Executive Compensation — Potential Payments Upon Termination or Change of Control.”

     The following table presents information for fiscal year 2009 about: (i) contributions by the named executive officer to his or her deferred compensation plan account; (ii) company contributions to the deferred compensation plan accounts; (iii) earnings on the deferred compensation plan accounts; (iv) withdrawals and distributions from the deferred compensation plan accounts; and (v) the deferred compensation plan account balances as of the end of the fiscal year.

	Executive	Company	Aggregate Earnings	Aggregate
	Contributions in	Contributions in	(Loss) in Last Fiscal	Withdrawals/	Aggregate Balance at Last
	Last Fiscal Year	Last Fiscal Year	Year	Distributions	Fiscal Year-End
Name	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)
Michael M. McNamara	$2,125,000	—	$(3,437,089)	—	$6,909,555
Paul Read	—	$2,180,000	$(273,208)	—	$2,757,970
Michael J. Clarke	—	$82,500	$2,554	—	$457,931
Sean P. Burke	—	$135,000	$4,152	—	$675,609
Carrie L. Schiff	—	$127,500	$(243,071)	—	$489,796
Thomas J. Smach (6)	$630,000	—	$(1,300,689)	$2,852,585	$808,375

(1)	Reflects the salary and bonus payments deferred by our named executive officers during the 2009 fiscal year. These amounts are included in the Summary Compensation Table under the “Salary” and “Non-Equity Incentive Plan Compensation” columns.

(2)	For Mr. Read, this amount represents contributions under the senior executive deferred compensation plan of $2,000,000 and contributions under the senior management plan of $180,000 during fiscal year 2009. For Messrs. Burke and Clarke and Ms. Schiff, these amounts represent contributions under the senior management plan during fiscal year 2009. These awards vest over a period of years so long as the executive remains employed with us. Neither Messrs. Read, Burke or Clarke or Ms. Schiff were vested under these plans as of March 31, 2009. These amounts, including any earnings or losses thereon, will be reported under the “Bonus” column of the Summary Compensation Table in future years if the executive continues to be a named executive officer. For additional information on these contributions and their vesting terms, including vesting upon the executive’s termination or a change in control of the company, see the sections entitled “Compensation Discussion and Analysis — Fiscal Year 2009 Executive Compensation — Deferred Compensation” and “Executive Compensation — Potential Payments Upon Termination or Change of Control.”

(3)	Reflects earnings for each named executive officer. The above-market portion of these earnings is included under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table. For Mr. Read, $15,521 was earned under his senior executive plan account and there was a loss of $288,729 under his senior management plan account.

(4)	Reflects a distribution made to Mr. Smach from his senior executive plan account.

(5)	The amounts in this column have previously been reported in the Summary Compensation Table for this and prior fiscal years, except for the following amounts: Paul Read — $2,757,970; Michael Clarke — $457,931; Sean Burke — $675,609; and Carrie Schiff — $300,531. The amounts in this column include the following unvested balances for the named executive officers: Michael M. McNamara — $1,054,398; Paul Read — $2,757,970; Michael J. Clarke — $457,931; Sean P. Burke — $675,609; and Carrie L. Schiff — $489,796. In addition, the amount for Mr. Smach reflects the $1 million which was held back by the company in connection with his separation agreement, less aggregate losses. Pursuant to the terms of the separation agreement and in consideration for a general release from claims against the company, the vesting of Mr. Smach’s previously-awarded deferred bonus in the amount of $1.65 million, plus accumulated earnings of $191,353 was accelerated as of June 30, 2008, subject to a holdback of $1 million. Subject to Mr. Smach’s compliance with certain non-solicitation obligations, 100% of the holdback amount will be released and vest on December 31, 2009. For Mr. Read, the amount includes a $2,015,521 unvested balance in his senior executive plan account and a $742,449 unvested balance held in his senior management plan account.

(6)	Does not include a loss of $2,191,059 on Mr. Smach’s account under the Dii Group deferred compensation plan (which had been established by the Dii Group, which we acquired in 2000; no further employer or employee contributions have been made under this plan). Also does not include the aggregate balance of this account of $4,134,523.
Potential Payments Upon Termination or Change of Control
     As described in the section entitled “Compensation Discussion and Analysis,” other than Mr. Smach’s separation agreement, our named executive officers do not have employment or severance agreements with us. However, our named executive officers are entitled to certain termination and change of control benefits under each executive’s deferred compensation plan and under certain equity awards. These benefits, along with the termination benefits provided or to be provided to Mr. Smach pursuant to his separation agreement, are described below and quantified in the table below.
     Acceleration of Vesting of Deferred Compensation
•	if the employment of Mr. McNamara or Mr. Read (with respect to his account under the senior executive plan) is terminated as a result of his death or disability, or the employment of Messrs. Read (with respect to his account under the senior management plan), Clarke or Burke or Ms. Schiff is terminated as a result of his or her death, the entire unvested portion of the executive’s deferred compensation account will vest;

•	if there is a change of control (as defined in the senior executive plan), the entire unvested portion of the deferred compensation account of each of Messrs. McNamara and Read (with respect to his account under the senior management plan) will vest; and

•	if there is a change of control (as defined in the senior management plan), a percentage of the unvested portion of the deferral account of each of Messrs. Read (with respect to his account under the senior management plan), Clarke and Burke and Ms. Schiff will vest based on the executive’s completed months of service with the company as follows: Mr. Read — number of months from July 1, 2005 to July 1, 2014, divided by 108; Mr. Clarke — number of months from July 1, 2007 to July 1, 2014, divided by 84; Mr. Burke — number of months from November 10, 2006 to July 1, 2017(inclusive of November 2006), divided by 128; and Ms. Schiff — number of months from July 1, 2005 to July 1, 2017, divided by 144.
     Thomas J. Smach Separation Agreement
     Effective on June 30, 2008, Thomas Smach retired as our Chief Financial Officer. Pursuant to his separation agreement and in consideration for a general release from claims, we agreed to pay Mr. Smach a severance payment equal to $700,000, which amount was grossed-up to reimburse Mr. Smach for income taxes. In addition, we accelerated the unvested portion of Mr. Smach’s deferred compensation account, subject to a $1,000,000 holdback and compliance with certain non-solicitation obligations, as described in the table below. We also agreed that Mr. Smach’s bonus payment for the quarter ended on June 30, 2008 would not be subject to the normal 50% holdback and that Mr. Smach would not be eligible for any future bonuses. In further consideration for the non-solicitation obligations as well as non-disclosure and non-disparagement agreements, we accelerated the vesting of 216,666 unvested shares previously granted pursuant to share bonus awards and extended the exercisability of an aggregate of 670,000 stock options until December 31, 2008. Pursuant to Mr. Smach’s senior executive severance agreement with the Dii Group, which we acquired in 2000, Mr. Smach will continue to be entitled to health coverage for himself and his eligible dependents until he reaches the age of 65. The company will also make any gross-up payments necessary to reimburse Mr. Smach for any tax liability resulting from the benefits provided under the Dii Group senior executive severance agreement. Mr. Smach’s health benefits will be reduced to the extent he receives comparable benefits from another employer.
     Acceleration of Vesting of Equity Awards
     The number of unvested equity awards held by each named executive officer as of March 31, 2009 is listed above in the Outstanding Equity Awards at 2009 Fiscal Year-End table. All unvested outstanding equity awards held by our named executive officers at the end of fiscal year 2009 were granted under the 2001 Plan or the 2002 Plan, which provide certain benefits to plan participants in the event of the termination of such participant’s employment or a change in control of the company. The terms of these benefits are described below.
     Under the terms of the 2001 Plan and the 2002 Plan, if a plan participant ceases to provide services to the company for any reason other than death, cause (as defined in the plan) or disability (as defined in the plan), then the participant may exercise any options which have vested by the date of such termination within three months of the termination date or such other period not exceeding five years or the term of the option, as determined by the Compensation Committee. If a participant ceases to provide services to the company because of death or disability, then the participant may exercise any options which have vested by the date of such termination within 12 months of the termination date or such other period not exceeding five years or the term of the option, as determined by the Compensation Committee. All stock options held by a plan participant who is terminated for cause expire on the termination date, unless otherwise determined by the Compensation Committee. In addition, subject to any waiver by the Compensation Committee, all unvested share bonus awards and unvested stock options held by a plan participant will be forfeited if the participant ceases to provide services to the company for any other reason.
     Except for grants to our non-employee directors made under the automatic option grant program of the 2001 Plan, under the terms of the 2001 Plan and the 2002 Plan and the form of share bonus award agreement used for certain of our grants of share bonus awards to our employees (including our executives), in the event of a dissolution or liquidation of the company or if we are acquired by merger or asset sale or in the event of other change of control events, each outstanding stock option issued under the 2001 Plan or the 2002 Plan and each unvested share bonus award with such a provision shall automatically accelerate so that each such award shall, immediately prior to the effective date of such transaction, become fully vested with respect to the total number of shares then subject to such award. However, subject to the specific terms of a given award, vesting shall not so accelerate if, and to the extent, such award is either to be assumed or replaced with a comparable right covering shares of the capital stock of the successor corporation or parent thereof or is replaced with a cash incentive program of the successor corporation which preserves the inherent value existing at the time of such transaction.
     All of our named executive officer’s stock options with exercise prices less than $2.89 per share, the closing price of our ordinary shares on the last business day of our 2009 fiscal year, were granted under and are subject to the change of control provisions of one of these plans. In addition, 1,016,666 of Mr. McNamara’s unvested share bonus awards, 200,000 of Mr. Read’s unvested share bonus awards, 90,000 of each of Mr. Clarke’s and Mr. Burke’s unvested share bonus awards and 175,000 of Ms. Schiff’s unvested share bonus awards include such a change of control provision. In addition to the rights described above, 189,584 of Mr. McNamara’s unvested stock options provide that if he is terminated or his duties are substantially reduced or changed during the 18-month period following a change of control, the vesting of the options will accelerate.
Potential Payments Upon Termination or Change of Control
as of March 31, 2009
     The following table shows the estimated payments and benefits that would be provided to each named executive officer (other than Mr. Smach) as a result of (i) the accelerated vesting of deferred compensation in the case of his or her death, disability or a change of control and (ii) the accelerated vesting of unvested equity awards in the event of a change of control. The following table also shows the severance payment made to Mr. Smach and the following benefits provided to Mr. Smach under his separation agreement:
•	the accelerated vesting of his deferred compensation account and share bonus awards;

•	the accelerated payment of amounts which otherwise would have been held back in fiscal year 2009 in connection with our annual incentive bonus plan;

•	the extension of the exercise period for certain of his stock options; and

•	the estimated value of his continued health coverage.
     Calculations for this table (other than with respect to the severance payment made and the benefits provided for Mr. Smach under his separation agreement) assume that the triggering event took place on March 31, 2009, the last business day of our 2009 fiscal year, and are based on the price per share of our ordinary shares on such date, which was $2.89. The following table does not include potential payouts under our named executive officers’ nonqualified deferred compensation plans relating to vested benefits.

								Estimated
					Accelerated		Extension of	Value of
		Accelerated		Accelerated	Vesting of	Accelerated	Option	Continued
	Severance	Vesting of		Bonus	Share Bonus	Vesting of	Exercise	Health
	Payments	Deferred		Payments	Awards	Stock Options	Period	Coverage
Name	(1)	Compensation		(2)	(3)	(4)	(5)	(6)	Total
Michael M. McNamara	—	$1,054,398	(7)	—	$2,941,215	$3,160,000	—	—	$7,155,613
Paul Read	—	$2,324,875	(7)	—	$578,000	$1,260,000	—	—	$4,162,875
Michael J. Clarke	—	$245,320	(7)	—	$260,100	$378,000	—	—	$883,420
Sean P. Burke	—	$153,068	(7)	—	$260,100	$252,000	—	—	$665,168
Carrie L. Schiff	—	$153,061	(7)	—	$505,750	$189,000	—	—	$847,811
Thomas J. Smach (8)	$1,290,323	$1,841,353	(9)	$175,000	$2,036,660	—	$48,555	$570,930	$5,962,821

(1)	The amount shown for Mr. Smach includes a $700,000 severance payment and tax gross-up payments equal to $590,323.

(2)	We agreed not to hold back the portion of Mr. Smach’s annual incentive bonus for the June 2008 quarter which otherwise would have been held back in accordance with our annual incentive bonus plan.

(3)	The amount shown for Mr. Smach represents the accelerated vesting of 216,666 unvested shares previously granted pursuant to share bonus awards. Pursuant to Mr. Smach’s separation agreement, the vesting of these shares was accelerated on June 30, 2008 in consideration for Mr. Smach’s non-solicitation obligations discussed in note nine below as well as a non-disparagement agreement and an agreement not to disclose non-public information about the company. The amounts shown for each of the other named executive officers represents the estimated value of the accelerated vesting of share bonus awards following a change of control under the terms of his or her award agreement, which assumes that such share bonus awards are not assumed or replaced by the successor corporation or its parent. If such awards are assumed or replaced in a change of control transaction, the vesting of such awards will not accelerate. All amounts shown in this column represent the intrinsic value of the awards based on the closing price of our ordinary shares on June 30, 2008, the date that the awards vested (in the case of Mr. Smach) or March 31, 2009, the assumed date of the triggering event (in the cases of the other named executive officers).

(4)	The estimated values shown represent the acceleration of stock options following a change of control of the company or similar corporate transaction, assuming that such stock options are not assumed or replaced by the successor corporation or its parent. If such options are assumed or replaced in a change of control transaction, the vesting of such awards will not accelerate, except in the case of options for 189,584 shares held by Mr. McNamara which would vest upon his termination or a substantial reduction of his duties during the 18-month period following a change of control. The amounts shown represent the intrinsic value of the awards based on the closing price of our ordinary shares on March 31, 2009, the assumed date of the triggering event.

(5)	The amount shown represents the incremental compensation cost associated with the extension of the option expiration dates from 90 days post employment to December 31, 2008 pursuant to Mr. Smach’s separation agreement, which cost was recognized by us for financial statement reporting purposes in accordance with SFAS 123(R).

(6)	The amount shown represents the estimated value of medical, dental and vision coverage to be provided to Mr. Smach through 2025, based on the current level of coverage as adjusted for estimated annual premium increases. The amount shown includes $261,200 of estimated gross-up payments necessary to reimburse Mr. Smach for any tax liability associated with the receipt of these benefits. The gross-up payments were calculated based on an income tax rate of 35% for federal income taxes, 9.3% for state income taxes and 1.45% for FICA taxes.

(7)	The amount shown for Mr. McNamara represents the entire unvested portion of his deferred compensation account, which would vest in the event of death, disability or a change of control. The amount shown for Mr. Read represents the portion of the unvested portion of his deferred compensation account that would vest in the event of a change of control. The portion of Mr. Read’s deferred compensation account that would vest in the event of his disability is $2,015,521. The entire portion of the unvested portion of Mr. Read’s deferred compensation account, or $2,757,970, would vest in the event of his death. The amounts shown for each of Messrs. Clarke and Burke and Ms. Schiff represent the portion of the unvested portion of his or her deferred compensation account that would vest in the event of a change of control. The entire amount of each of Messrs. Clarke’s or Burke’s or Ms. Schiff’s deferred compensation account, or $457,931, $675,609 and $489,796, respectively, would vest in the event of his or her death.

(8)	This row represents the actual payments and benefits that have been or will be provided to Mr. Smach pursuant to his separation agreement.

(9)	The amount shown represents the actual portion of Mr. Smach’s deferred compensation account (calculated as of June 30, 2008) which vested in accordance with his separation agreement, subject to a $1 million holdback. Pursuant to Mr. Smach’s separation agreement and in consideration for a general release from claims against the company, the vesting of Mr. Smach’s previously-awarded deferred bonus in the amount of $1.65 million, plus accumulated earnings of $191,353 was accelerated as of June 30, 2008, subject to a holdback of $1 million. As consideration for the acceleration of benefits, Mr. Smach has agreed until December 31, 2009 not to solicit or hire (i) any employees of the company or (ii) any customers or vendors of the company with whom he has had direct and material contact during the course of his employment. Subject to Mr. Smach’s compliance with his non-solicitation obligations, 100% of the holdback amount will be released and vest on December 31, 2009. $750,000 of Mr. Smach’s deferred bonus was otherwise scheduled to vest on April 1, 2009, with the remaining $900,000 scheduled to vest on April 1, 2010. In addition to his non-solicitation, non-disclosure and non-disparagement obligations, Mr. Smach remains subject to certain confidentiality agreements for the benefit of the company.
     NON-MANAGEMENT DIRECTORS’ COMPENSATION FOR FISCAL YEAR 2009
          The key objective of our non-employee directors’ compensation program is to attract and retain highly qualified directors with the necessary skills, experience and character to oversee our management. By using a combination of cash and equity-based compensation, the compensation program is designed to recognize the time commitment, expertise and potential liability relating to active Board service, while aligning the interests of our Board of Directors with the long-term interests of our shareholders. In accordance with the policy of our Board of Directors, we do not pay management directors for Board service in addition to their regular employee compensation.
          In addition to the compensation provided to our non-employee directors, which is detailed below, each non-employee director is reimbursed for any reasonable out-of-pocket expenses incurred in connection with attending in-person meetings of the Board of Directors and Board committees, as well for any fees incurred in attending continuing education courses for directors.
     Annual Compensation
     Under the Singapore Companies Act, Cap. 50, we may only provide cash compensation to our non-employee directors for services rendered in their capacity as directors with the prior approval of our shareholders at a general meeting. Our shareholders approved the current cash compensation arrangements for our non-employee directors at our 2007 annual general meeting. The current arrangements include the following compensation:
•	annual cash compensation of $60,000, payable quarterly in arrears to each non-employee director, for services rendered as a director;

•	additional annual cash compensation of $50,000, payable quarterly in arrears to the Chairman of the Audit Committee (if appointed) of the Board of Directors for services rendered as Chairman of the Audit Committee and for participation on the committee;

•	additional annual cash compensation of $15,000, payable quarterly in arrears to each other non-employee director who serves on the Audit Committee for participation on the committee;

•	additional annual cash compensation of $25,000, payable quarterly in arrears to the Chairman of the Compensation Committee (if appointed) for services rendered as Chairman of the Compensation Committee and for participation on the committee;

•	additional annual cash compensation of $10,000, payable quarterly in arrears to the Chairman of the Nominating and Corporate Governance Committee (if appointed) for services rendered as Chairman of the Nominating and Corporate Governance Committee and for participation on the committee; and

•	additional annual cash compensation of $5,000 payable quarterly in arrears to each of our non-employee directors for participation on each standing committee other than the Audit Committee.
Non-employee directors do not receive any non-equity incentive compensation, or participate in any pension plan or deferred compensation plan.
     Initial Option Grants
     Upon becoming a director of the company, each non-employee director receives a one-time grant of stock options to purchase 25,000 ordinary shares under the automatic option grant provisions of the 2001 Plan. These options vest and are exercisable as to 25% of the shares on the first anniversary of the grant date and in 36 equal monthly installments thereafter. The options expire five years from the date of grant. Messrs. Robert L. Edwards, Daniel H. Schulman and William D. Watkins each received stock options to purchase 25,000 ordinary shares under this program on October 13, 2008, June 18, 2009 and April 14, 2009, respectively.
     Yearly Option Grants
     Under the terms of the automatic option grant provisions of the 2001 Plan, on the date of each annual general meeting, each non-employee director receives stock options to purchase 12,500 ordinary shares. These options vest and are exercisable as to 25% of the shares on the first anniversary of the grant date and in 36 equal monthly installments thereafter. The options expire five years from the date of grant. During fiscal year 2009, each non-employee director other than Messrs. Edwards, Schulman and Watkins received stock options to purchase 12,500 ordinary shares under this program.
     Yearly Share Bonus Awards
     Under the terms of the discretionary share bonus grant provisions of the 2001 Plan, and as approved by our Compensation Committee, each non-employee director receives, following each annual general meeting of the company, a yearly share bonus award consisting of such number of shares having an aggregate fair market value of $100,000 on the date of grant. During fiscal year 2009, each non-employee director other than Messrs. Edwards, Schulman and Watkins received a share bonus award of 14,124 ordinary shares under this program.
     Compensation for the Non-Employee Chairman of the Board
     Our non-executive Chairman is entitled to receive, following each annual general meeting of the company, a yearly share bonus award consisting of such number of shares having an aggregate fair market value of $200,000 on the date of grant. The non-executive Chairman is also entitled to continue to receive cash compensation for service as chairman of the Audit Committee if appointed to such position, but otherwise is not eligible to receive cash compensation for service on any Board committees. The non-executive Chairman is entitled to receive all other compensation payable to our non-employee directors. Following the 2008 annual general meeting, Mr. Bingham, who has served as our non-executive Chairman since January 2008, received 20,376 ordinary shares under this program as a pro-rata share of the share bonus award grant for the period during which he had served as our Chairman.

     Discretionary Grants
     Under the terms of the discretionary option grant provisions of the 2001 Plan, non-employee directors are eligible to receive stock options granted at the discretion of the Compensation Committee. No director received stock options pursuant to the discretionary grant program during fiscal year 2009. The maximum number of ordinary shares that may be subject to awards granted to each non-employee director under the 2001 Plan is 100,000 ordinary shares in each calendar year.
Director Summary Compensation in Fiscal Year 2009
          The following table sets forth the fiscal year 2009 compensation for our non-employee directors. Messrs. Watkins and Schulman, who were appointed to our Board of Directors on April 14, 2009 and June 18, 2009, respectively, did not receive any compensation in our 2009 fiscal year.

	Fees Earned or
	Cash	Stock Awards	Option Awards	Total
Name	($) (1)	($) (2) (4)	($) (3) (4)	($)
H. Raymond Bingham	$110,000	$244,260	$28,730	$382,990
James A. Davidson	$85,000	$100,000	$28,730	$213,730
Robert L. Edwards	$16,304	—	$42,435	$58,739
Rockwell A. Schnabel	$75,000	$100,000	$28,730	$203,730
Ajay B. Shah	$75,000	$100,000	$28,730	$203,730
Richard L. Sharp*	$46,956	$100,000	$28,730	$175,686
Willy C. Shih, Ph.D.	$60,000	$100,000	$28,730	$188,730
Lip-Bu Tan	$80,000	$100,000	$28,730	$208,730

*	Mr. Sharp retired from our Board of Directors on October 13, 2008.

(1)	This column represents the amount of cash compensation earned in fiscal year 2009 for Board and committee services.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of share bonus awards granted in 2008 and expected to be granted in 2009 in accordance with SFAS 123(R). The amount for Mr. Bingham also includes incremental compensation costs beginning March 31, 2008 for his pro-rata share of the additional yearly share bonus award issued following the 2008 annual general meeting for serving as our Chairman. As the share bonus awards were in the form of fully vested and non-forfeitable shares, fair value is the closing price of our ordinary shares on the date of grant.

(3)	The amounts in this column do not reflect compensation actually received by the non-employee directors nor do they reflect the actual value that will be recognized by the non-employee directors. Instead, the amounts reflect the compensation cost recognized by us in fiscal year 2009 for financial statement reporting purposes in accordance with SFAS 123(R) for stock options granted in and prior to fiscal year 2009. The amounts in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. Information regarding the assumptions made in calculating the amounts reflected in this column for grants made in fiscal years 2009, 2008 and 2007 is included in the section entitled “Stock-Based Compensation” under Note 2 to our audited consolidated financial statements for the fiscal year ended March 31, 2009, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. For information regarding the assumptions made in calculating the amounts reflected in this column for grants made prior to fiscal year 2007, see the section entitled “Accounting for Stock-Based Compensation” under Note 2 to our audited consolidated financial statements for the respective fiscal years included in our Annual Report on Form 10-K for those respective fiscal years.

The table below shows the aggregate number of ordinary shares underlying stock options held by our non-employee directors as of the 2009 fiscal year-end:

Number of Ordinary Shares Underlying
Name	Outstanding Stock Options (#)
H. Raymond Bingham	62,500
James A. Davidson	107,500
Robert L. Edwards	25,000
Rockwell A. Schnabel	62,500
Daniel H. Schulman**	0
Ajay B. Shah	62,500
Richard L. Sharp*	0
Willy C. Shih, Ph.D.	37,500
Lip-Bu Tan	107,500
William D. Watkins**	0

*	Mr. Sharp retired from our Board of Directors on October 13, 2008.

**	Mr. Watkins was appointed to our Board of Directors on April 14, 2009. Mr. Schulman was appointed to our Board of Directors on June 18, 2009.
(4)	The grant-date fair value of yearly share bonus awards and stock options granted in fiscal year 2009 to each non-employee director (other than Mr. Edwards and Mr. Bingham) totals $128,730, of which $100,000 relates to share bonus awards and $28,730 relates to stock options. The grant-date fair value of yearly share bonus awards and stock options granted to Mr. Bingham in fiscal year 2009 totaled $272,990, of which $244,260 relates to share bonus awards and $28,730 relates to stock options. The grant-date fair value is the amount that we will expense in our financial statements over the award’s vesting schedule. For share bonus awards, fair value is the closing price of our ordinary shares on the date of grant. For stock options, the fair value is calculated using the Black-Scholes value on the grant date of $2.30 per option. Additionally, we made an initial option grant of 25,000 options to Mr. Edwards upon the time he became a non-employee director of the company in October 2008. The fair value of his initial stock options was $1.70 per option on the grant date. The fair values of share bonus awards and option awards are accounted for in accordance with SFAS 123(R). Additional information on the valuation assumptions is included in the section entitled “Stock-Based Compensation” under Note 2 of our audited consolidated financial statements for the fiscal year ended March 31, 2009, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the non-employee directors.
Change of Control and Termination Provisions of the 2001 Plan
     Under the terms of the 2001 Plan, if a director ceases to provide services to the company for any reason other than death, cause (as defined in the plan) or disability (as defined in the plan), then the director may exercise any options which have vested by the date of such termination within three months of the termination date or such other period not exceeding five years or the term of the option, as determined by the Compensation Committee. If a director ceases to provide services to the company because of death or disability, then the director may exercise any options which have vested by the date of such termination within 12 months of the termination date or such other period not exceeding five years or the term of the option, as determined by the Compensation Committee. All stock options held by a director who is terminated for cause expire on the termination date, unless otherwise determined by the Compensation Committee. All share bonus awards held by our directors are in the form of fully vested and non-forfeitable shares.

     Except for grants made under the automatic option grant program, in the event of a dissolution or liquidation of the company or if we are acquired by merger or asset sale or in the event of other change of control events, each outstanding stock option shall automatically accelerate so that each such option grant shall, immediately prior to the effective date of such transaction, become fully vested with respect to the total number of shares then subject to such award. However, subject to the specific terms of a given option, vesting shall not so accelerate if, and to the extent, such option is either to be assumed or replaced with a comparable right covering shares of the capital stock of the successor corporation or parent thereof or is replaced with a cash incentive program of the successor corporation which preserves the inherent value existing at the time of such transaction.
     For grants made under the automatic option grant program, in the event of a change of control transaction described above, each outstanding option will accelerate so that each such option shall, prior to the effective date of such transaction at such times and with such conditions as determined by the Compensation Committee, (i) become fully vested with respect to the total number of shares then subject to such award and (ii) remain exercisable for a period of three months following the consummation of the change of control transaction. However, in the event of a hostile take-over of the company pursuant to a tender or exchange offer, the director has a right to surrender each option, which has been held by him or her for at least six months, in return for a cash distribution by the company in an amount equal to the excess of (a) the take-over price per share over (b) the exercise price payable for such share.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     During our 2009 fiscal year, Mr. James A. Davidson and Mr. Rockwell A. Schnabel served as members of the Compensation Committee. None of our executive officers served on the Compensation Committee during our 2009 fiscal year. None of our directors has interlocking or other relationships with other boards, compensation committees or our executive officers that require disclosure under Item 407(e)(4) of Regulation S-K.
     In March 2003, we issued $195.0 million aggregate principal amount of our Zero Coupon Convertible Junior Subordinated Notes due 2008 to funds affiliated with Silver Lake. In connection with the issuance of the notes, we appointed James A. Davidson, a co-founder and managing director of Silver Lake, to our Board of Directors. In July 2006, we entered into an agreement with the Silver Lake note holders to, among other things (i) extend the maturity date of the notes to July 31, 2009 and (ii) provide for net share settlement of the notes upon maturity. The notes may no longer be converted or redeemed prior to maturity, other than in connection with certain change of control transactions, and upon maturity will be net share settled by the payment of cash equal to the face amount of the notes and the issuance of shares with a value equal to any conversion value in excess of the face amount of the notes. The terms of the transaction were based on arms-length negotiations between us and Silver Lake, and were approved by our Board of Directors as well as by the Audit Committee of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information as of June 30, 2009, except as otherwise indicated, regarding the beneficial ownership of our ordinary shares by:
•	each shareholder known to us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our named executive officers;

•	each director; and

•	all executive officers and directors as a group.
     Unless otherwise indicated, the correspondence address of each of the individuals named below is: c/o Flextronics International Ltd., One Marina Boulevard, #28-00, Singapore 018989.
     Information in this table as to our directors, named executive officers and all directors and executive officers as a group is based upon information supplied by these individuals. Information in this table as to our greater than 5% shareholders is based solely upon the Schedules 13G filed by these shareholders with the SEC. Where information regarding shareholders is based on Schedules 13G, the number of shares owned is as of the date for which information was provided in such schedules.
     Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Ordinary shares subject to options that are currently exercisable or are exercisable within 60 days of June 30, 2009, ordinary shares subject to share bonus awards that vest within 60 days of June 30, 2009 and ordinary shares which may be received from the conversion of our 1% Convertible Notes due August 1, 2010 are deemed to be outstanding and to be beneficially owned by the person holding such awards or securities for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.
     In the table below, percentage ownership is based on 810,591,862 ordinary shares outstanding as of June 30, 2009.

	Shares Beneficially Owned
	Number of
Name and Address of Beneficial Owner	Shares	Percent
5% Shareholders:
Franklin Resources, Inc. (1)
One Franklin Parkway, San Mateo, CA 94403	85,674,251	10.57%
Capital Research Global Investors, a division of Capital Research and Management Company 333 South Hope Street, Los Angeles, CA 90071 (2)	85,587,000	10.56%
Entities associated with FMR LLC (3) 82 Devonshire Street, Boston, MA 02109	63,703,891	7.83%
Named Executive Officers and Directors:
Michael M. McNamara (4)	9,629,193	1.19%
Thomas J. Smach (5)	1,295,834	*
Paul Read (6)	1,236,455	*
Sean P. Burke (7)	440,624	*
Michael J. Clarke (8)	533,332	*
Carrie L. Schiff (9)	336,666	*
James A. Davidson (10)	173,925	*
Lip-Bu Tan (11)	128,091	*
Ajay B. Shah (12)	115,295	*
H. Raymond Bingham (13)	89,788	*
Rockwell A. Schnabel (14)	86,718	*
Willy C. Shih (15)	24,019	*
Robert L. Edwards	—	*
William D. Watkins (16)	—	*
Daniel H. Schulman (16)	—	*
All executive officers and directors as a group (17 persons) (17)	14,448,105	1.75%

*	Less than 1%.

(1)	Based on information supplied by Franklin Resources, Inc. in an amended Schedule 13G filed with the SEC on January 9, 2009. Templeton Global Advisors Limited is deemed to have sole voting power for 44,469,818 of these shares, sole dispositive power for 45,351,717 of these shares and shared dispositive power for 1,148,720 of these shares. Templeton Investment Counsel, LLC is deemed to have sole voting power for 20,670,715 of these shares and sole dispositive power for 21,303,555 of these shares. Franklin Templeton Investments Corp. is deemed to have sole voting power for 11,042,932 of these shares and sole dispositive power for 12,495,412 of these shares. Franklin Templeton Portfolio Advisors, Inc. is deemed to have sole voting and dispositive power for 1,650,576 of these shares. Franklin Advisers, Inc. is deemed to have sole voting and dispositive power for 351,580 of these shares. Franklin Templeton Investments (Asia) Limited is deemed to have sole voting power for 199,820 of these shares and sole dispositive power for 699,080 of these shares. Franklin Templeton Investment Management Limited is deemed to have sole voting power for 51,553 of these shares and sole dispositive power for 2,639,063 of these shares. Fiduciary Trust Company International is deemed to have sole voting and dispositive power for 25,938 of these shares. Franklin Templeton Investments Japan Limited is deemed to have sole voting and dispositive power for 8,610 of these shares. The securities are beneficially owned by investment management clients of investment managers that are direct and indirect subsidiaries of Franklin Resources, Inc., including the investment management subsidiaries listed above.

(2)	Based on information supplied by Capital Research Global Investors, a division of Capital Research and Management Company, or CRMC, in a Schedule 13G filed with the SEC on February 13, 2009. As a result of CRMC acting as an investment adviser to various investment companies, Capital Research Global Investors is deemed to beneficially own all of these shares. Capital Research Global Investors is deemed to have sole voting power for 30,631,530 of these shares and sole dispositive power for 85,587,000 of these shares.

(3)	Based on information supplied by FMR LLC in an amended Schedule 13G filed with the SEC on February 17, 2009. FMR LLC and Edward C. Johnson 3d each have sole voting power over 649,060 of these shares and sole dispositive power over 63,703,891 of these shares. Includes 2,108,212 ordinary shares from the assumed conversion of $32,730,000 principal amount of our 1% Convertible Notes due August 1, 2010.

(4)	Includes 8,699,999 shares subject to options exercisable within 60 days of June 30, 2009. In addition, on November 3, 2008, Mr. McNamara entered into a variable pre-paid forward contract with a third party relating to up to 808,561 of these ordinary shares. Under this contract, Mr. McNamara received an aggregate of approximately $2.84 million, and at settlement on February 2, 2010 he is required to deliver a number of ordinary shares equal to (x) 808,561 if the per share trading value of the ordinary shares at settlement is $4.28 or less, (y) 808,561 multiplied by a fraction, the numerator of which is $4.28 and the denominator of which is the per share trading value at settlement, if the per share trading value at settlement is between $4.28 and $5.57, or (z) 808,561 multiplied by a fraction, the numerator of which is the sum of $4.28 plus the difference between the per share trading value at settlement and $5.57, and the denominator of which is the per share trading value at settlement, if the per share trading value at settlement is $5.57 or more. Mr. McNamara is entitled to elect to settle the contract through the payment of cash rather than delivery of shares.

(5)	Represents shares subject to options exercisable within 60 days of June 30, 2009. Mr. Smach ceased to be an executive officer on June 30, 2008.

(6)	Includes 1,226,455 shares subject to options exercisable within 60 days of June 30, 2009.

(7)	Includes 440,624 shares subject to options exercisable within 60 days of June 30, 2009.

(8)	Includes 533,332 shares subject to options exercisable within 60 days of June 30, 2009.

(9)	Includes 326,666 shares subject to options exercisable within 60 days of June 30, 2009.

(10)	Includes 45,740 shares held by the Davidson Living Trust of which Mr. Davidson is a trustee. Also includes 38,509 shares held by Silver Lake Technology Management, L.L.C. of which Mr. Davidson is Managing Director. Mr. Davidson disclaims beneficial ownership in the shares owned by Silver Lake Technology Management, L.L.C. except to the extent of his pecuniary interest arising from his interest therein. Also includes 5,000 shares held directly by Mr. Davidson, 94 shares held by the John Alexander Davidson 2000 Irrevocable Trust of which Mr. Davidson is a trustee and 84,582 shares subject to options exercisable within 60 days of June 30, 2009. Mr. Davidson received these options in connection with his service as a member of our Board of Directors. Under Mr. Davidson’s arrangements with respect to director compensation, these 84,582 shares issuable upon exercise of options are expected to be assigned by Mr. Davidson to Silver Lake Technology Management, L.L.C.

(11)	Includes 84,582 shares subject to options exercisable within 60 days of June 30, 2009. Also includes 43,509 shares held by the Lip-Bu Tan and Ysa Loo, TTEE, of which Mr. Tan is a co-trustee. Of the shares held by trust, Mr. Tan shares voting and dispositive power over 14,124 of these shares and disclaims beneficial ownership of all of these shares.

(12)	Includes 38,801 shares subject to options exercisable within 60 days of June 30, 2009.

(13)	Includes 38,801 shares subject to options exercisable within 60 days of June 30, 2009.

(14)	Includes 36,718 shares subject to options exercisable within 60 days of June 30, 2009.

(15)	Includes 9,895 shares subject to options exercisable within 60 days of June 30, 2009.

(16)	Mr. Watkins was appointed to our Board of Directors on April 14, 2009 and Mr. Schulman was appointed to our Board of Directors on June 18, 2009.

(17)	Includes 13,121,286 shares subject to options exercisable within 60 days of June 30, 2009.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLANS
For information on securities authorized for issuance under our equity compensation plans, see Item 5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
Review of Related Person Transactions
     Our Code of Business Conduct and Ethics provides guidance for addressing actual or potential conflicts of interests, including those that may arise from transactions and relationships between us and our executive officers or directors. In addition, in order to formalize our policies and procedures for the review, approval or ratification, and disclosure of related person transactions, our Board of Directors adopted a Statement of Policy with Respect to Related Person Transactions. The policy generally provides that the Audit Committee (or another committee comprised solely of independent directors) will review, approve in advance or ratify, all related person transactions between us and any director, any nominee for director, any executive officer, any beneficial owners of more than 5% of our ordinary shares or any immediate family member of any of the foregoing individuals. Under the policy, some ordinary course transactions or relationships are not required to be reviewed, approved or ratified by the applicable Board committee, including, among other things, the following transactions:
•	transactions involving less than $25,000 for any individual related person;

•	compensation arrangements with directors and executive officers resulting solely from their service on the Board or as executive officers, so long as such arrangements are disclosed in our filings with the SEC or, if not required to be disclosed, are approved by our Compensation Committee; and

•	indirect interests arising solely from a related person’s service as a director and/or owning, together with all other related persons, directly or indirectly, less than a 10% beneficial ownership interest in a third party (other than a partnership) which has entered into or proposes to enter into a transaction with us.
     We have various procedures in place to identify potential related person transactions, and the Audit Committee works with our management and our Office of General Counsel in reviewing and considering whether any identified transactions or relationships are covered by the policy. Our Statement of Policy with Respect to Related Person Transactions is included in our Guidelines with Regard to Certain Governance Matters, a copy of which is available along with a copy of the company’s Code of Business Conduct and Ethics on the Corporate Governance page of our website at www.flextronics.com.

Transactions with Related Persons
     Other than compensation agreements and other arrangements described under the sections entitled “Executive Compensation” and “Non-Management Director’s Compensation for Fiscal Year 2009” and the transactions described below, during fiscal year 2009, there was not, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:
•	in which the amount involved exceeded or will exceed $120,000; and

•	in which any director, nominee, executive officer, holder of more than 5% of our ordinary shares or any member of their immediate family had or will have a direct or indirect material interest.
Investment by Silver Lake
     In March 2003, we issued $195.0 million aggregate principal amount of our Zero Coupon Convertible Junior Subordinated Notes due 2008 to funds affiliated with Silver Lake. In connection with the issuance of the notes, we appointed James A. Davidson, a co-founder and managing director of Silver Lake, to our Board of Directors. In July 2006, we entered into an agreement with the Silver Lake noteholders to, among other things (i) extend the maturity date of the notes to July 31, 2009 and (ii) provide for net share settlement of the notes upon maturity. The notes may no longer be converted or redeemed prior to maturity, other than in connection with certain change of control transactions, and upon maturity will be net share settled by the payment of cash equal to the face amount of the notes and the issuance of shares with a value equal to any conversion value in excess of the face amount of the notes. The terms of the transaction were based on arms-length negotiations between us and Silver Lake, and were approved by our Board of Directors as well as by the Audit Committee.
Loans to Executive Officers
     Glouple. In connection with an investment partnership of our executive officers, Glouple Ventures LLC, from July 2000 through December 2001, we loaned the following amounts to each of Messrs. McNamara and Smach (inclusive of interest accrued through July 28, 2009):

	Amount	Interest
Date	of Loan	Rate
July 2000	$117,395	6.40%
August 2000	$76,704	6.22%
November 2000	$375,496	6.09%
August 2001	$56,468	5.72%
November 2001	$43,325	5.05%
December 2001	$12,403	5.05%
     The loans were evidenced by promissory notes executed by each of Messrs. McNamara and Smach in our favor. The loans bore interest at the rates indicated above and were to mature on August 15, 2010. As of June 30, 2008, the remaining aggregate outstanding balance of the indebtedness of each of Messrs. McNamara and Smach was $691,071 (consisting of principal and accrued interest), which is the largest aggregate amount of indebtedness outstanding at any time since the beginning of fiscal year 2009. As of July 28, 2009, each of Messrs. McNamara and Smach had paid off all of the outstanding balance of their loans.
     DIRECTOR INDEPENDENCE
     To assist our Board of Directors in determining the independence of our directors, the Board has adopted Director Independence Guidelines, which incorporate the definition of independence of The NASDAQ Stock Market LLC, which we refer to below as Nasdaq. Our Board has determined that each of the company’s directors is an independent director as defined by the applicable rules of Nasdaq and our Director Independence Guidelines, other than Mr. McNamara. Under the Nasdaq definition and our Director Independence Guidelines, a director is independent only if the Board determines that the director does not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, under the Nasdaq definition and our Director Independence Guidelines, a director will not be independent if the director has certain disqualifying relationships. In evaluating independence, the Board broadly considers all relevant facts and circumstances. Our Director Independence Guidelines are included in our Guidelines with Regard to Certain Governance Matters, a copy of which is available on the Corporate Governance page of our website at www.flextronics.com.
     In evaluating the independence of our independent directors, the Board considered certain transactions, relationships and arrangements between us and various third parties with which certain of our independent directors are affiliated, and determined that such transactions, relationships and arrangements did not interfere with such directors’ exercise of independent judgment in carrying out their responsibilities as directors. In addition to the information set forth under the section entitled “Certain Relationships and Related Person Transactions — Transactions with Related Persons", these transactions, relationships and arrangements were as follows:
•	Mr. H. Raymond Bingham, the Chairman of our Board of Directors, is a non-management director of STMicroelectronics N.V. and a non-management director of Oracle Corporation (of which Mr. Bingham owns less than 1%), each of which was a supplier of our company during the most recent fiscal year. In addition, Mr. Bingham is a Managing Director of General Atlantic LLC, a private equity firm. In connection with his position as Managing Director of General Atlantic LLC, Mr. Bingham is a non-management director and/or indirect beneficial owner of certain portfolio companies of General Atlantic LLC, which are customers and/or suppliers of our company. Sales to or purchases from each of these other organizations were made in the ordinary course of business and amounted to less than the greater of $1,000,000 or 2% of the recipient company’s gross revenues during the most recent fiscal year, except that purchases from STMicroelectronics accounted for approximately 2.6% of the gross revenues for STMicroelectronics during the most recent fiscal year.

•	Mr. James A. Davidson, a member of our Board of Directors, is a co-founder and managing director of Silver Lake, a private equity investment firm, and in connection with his position as managing director, Mr. Davidson is a non-management director and/or indirect beneficial owner of certain portfolio companies of affiliated funds of Silver Lake, which are customers and/or suppliers of our company. Sales to or purchases from each of these other organizations were made in the ordinary course of business and amounted to less than the greater of $1,000,000 or 2% of the recipient company’s gross revenues during the most recent fiscal year, except for purchases from two portfolio companies. Purchases from Avago Technologies Limited accounted for approximately 8.1% of the gross revenues of Avago during the most recent fiscal year; and purchases from Thomson S.A. accounted for approximately 2.4% of the gross revenues of Thomson during the most recent fiscal year.

•	Mr. Daniel H. Schulman, a member of our Board of Directors, is a non-management director of Symantec Corp., which is one of our suppliers. Purchases from Symantec were made in the ordinary course of business and amounted to less than the greater of $1,000,000 or 2% of Symantec’s gross revenues during the most recent fiscal year.

•	Mr. Ajay Shah, a member of our Board of Directors, is the Managing Partner of Shah Capital Partners, L.P., a technology focused private equity firm, and Manager of Shah Management LLC, a related entity. In connection with his position as Managing Partner of Shah Capital Partners and Manager of Shah Management LLC, Mr. Shah is a non-management director and/or indirect beneficial owner of certain portfolio companies of Shah Capital Partners and Shah Management LLC, which are customers and/or suppliers of our company. Sales to or purchases from each of these other organizations were made in the ordinary course of business and amounted to less than the greater of $1,000,000 or 2% of the recipient company’s gross revenues during the most recent fiscal year, except that purchases from Smart Modular Technologies accounted for approximately 34.9% of the gross revenues for Smart Modular during the most recent fiscal year. In the case of purchases from Smart Modular Technologies, pursuant to arrangements with certain of our customers, substantially all of the purchases were made at the direction of such customers. Mr. Shah is also a Managing Director of Silver Lake Sumeru, a private equity fund within Silver Lake.

•	Dr. Willy Shih, a member of our Board of Directors, is a non-management director of Atheros Communications, which is one of our suppliers. Purchases from Atheros Communications were made in the ordinary course of business and accounted for approximately 7.8% of the gross revenues of Atheros Communications during the most recent fiscal year.

•	Mr. Lip-Bu Tan, a member of our Board of Directors, is the founder and Chairman of Walden International, a venture capital fund. In connection with his position as Chairman of Walden International, Mr. Tan is a non-management director/observer and/or indirect beneficial owner of certain portfolio companies of Walden International, which are customers and/or suppliers of our company. Sales to or purchases from each of these other organizations were made in the ordinary course of business and amounted to less than the greater of $1,000,000 or 2% of the recipient company’s gross revenues during the most recent fiscal year, except that purchases from Multiplex, Inc. accounted for approximately 12.5% of the gross revenues for Multiplex during the most recent fiscal year. In the case of purchases from Multiplex, pursuant to arrangements with certain of our customers, substantially all of the purchases were made at the direction of such customers.

•	Mr. William D. Watkins, a member of our Board of Directors, is the former chief executive officer of Seagate Technologies and a non-management director of Maxim Integrated Products, Inc., both of which are suppliers of our company. Sales to or purchases from each of these other organizations were made in the ordinary course of business and amounted to less than the greater of $1,000,000 or 2% of the recipient company’s gross revenues during the most recent fiscal year, except that purchases from Maxim Integrated Products accounted for approximately 4.3% of the gross revenues of Maxim Integrated Products during the most recent fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Set forth below are the aggregate fees billed by our principal accounting firm, Deloitte & Touche LLP, a member firm of Deloitte Touche Tohmatsu, and their respective affiliates for services performed during fiscal years 2009 and 2008. All audit and permissible non-audit services reflected in the fees below were pre-approved by the Audit Committee in accordance with established procedures.

	Fiscal Year
	2009	2008
	(in millions)
Audit Fees	$10.0	$9.8
Audit-Related Fees	$—	$0.2
Tax Fees	$3.1	$4.4
All Other Fees	$—	$—

Total	$13.1	$14.4

     Audit Fees consist of fees for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K (including services incurred with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002) and the review of our consolidated financial statements included in our Quarterly Reports on Form 10-Q. These fees include fees for services that are normally incurred in connection with statutory and regulatory filings or engagements, such as comfort letters, statutory audits, consents and review of documents filed with the SEC.
     Audit-Related Fees consist of fees for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and not included in Audit Fees. In fiscal year 2008, these fees related primarily to due diligence services performed in connection with our acquisition of Solectron Corporation.
     Tax Fees consist of fees for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning services. These services include assistance regarding federal, state and international tax compliance, return preparation, tax audits and customs and duties.
     All Other Fees consist of fees for professional services rendered by our independent registered public accounting firm for permissible non-audit services, if any. We did not incur fees under this category during fiscal years 2009 or 2008.
Audit Committee Pre-Approval Policy
     Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.
     Our Audit Committee has determined that the provision of non-audit services under appropriate circumstances may be compatible with maintaining the independence of Deloitte & Touche LLP, and that all such services provided by Deloitte & Touche LLP to us in the past were compatible with maintaining such independence. The Audit Committee is sensitive to the concern that some non-audit services, and related fees, could impair independence and the Audit Committee believes it important that independence be maintained. However, the Audit Committee also recognizes that in some areas, services that are identified by the relevant regulations as “tax fees” or “other fees” are sufficiently related to the audit work performed by Deloitte & Touche LLP that it would be highly inefficient and unnecessarily expensive to use a separate firm to perform those non-audit services. The Audit Committee intends to evaluate each such circumstance on its own merits, and to approve the performance of non-audit services where it believes efficiency can be obtained without meaningfully compromising independence.
Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this annual report on Form 10-K/A.
     3. Exhibits. The following exhibits are filed with this annual report on Form 10-K/A:

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
2.02	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04

2.03	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01

3.01	Memorandum of Association, as amended.	10-K	000-23354	05-29-07	3.01

3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01

4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1

4.02	Indenture dated as of May 8, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04

4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.03

4.04	Supplemental Indenture and Amendment No. 2 to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes), dated as of June 19, 2009, by and between the Registrant and U.S. Bank National Association, as successor trustee	8-K	000-23354	06-22-09	4.1

4.05	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01

4.06	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.04

4.07	Supplemental Indenture and Amendment No. 2 to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of June 19, 2009, by and between the Registrant and U.S. Bank National Association, as successor trustee	8-K	000-23354	06-22-09	4.2

4.08	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
4.09	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Bank of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01

4.10	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.	8-K	000-23354	11-19-04	4.1

4.11	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2

4.12	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1

4.13	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1

4.14	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
4.15	Amendment No. 2 to Term Loan Agreement, dated as of December 28, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02

10.01*	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†

10.02*	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant†

10.03	Registrant’s 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04

10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2

10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.07	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.01

10.08	Registrant’s 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02

10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52

10.10	Registrant’s 2004 Award Plan for New Employees, as amended.	8-K	000-23354	07-14-09	10.03

10.11	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01

10.12	Award agreement for Michael McNamara.†	8-K	000-23354	07-13-05	10.03

10.13	Award agreement for Thomas J. Smach.†	8-K	000-23354	07-13-05	10.04

10.14	Flextronics International USA, Inc. Third Amended and Restated Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02

10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan..†	10-Q	000-23354	02-05-09	10.01

10.16	Summary of Directors’ Compensation.†	10-Q	000-23354	11-07-07	10.04

10.17	Solectron Corporation 2002 Stock Plan.†	8-K	000-23354	07-14-09	10.05

10.18	Award Agreement for Carrie L. Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005.†	10-Q	000-23354	08-08-07	10.03

10.19	Amendment to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach.†	10-Q	000-23354	08-08-07	10.04

Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.20	Description of Non-Executive Chairman’s Compensation.†	10-K	000-23354	05-23-08	10.30

10.21	Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005.†	10-Q	000-23354	08-05-08	10.03

10.22	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan.†	10-Q	000-23354	02-05-09	10.03

10.23*	Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007.†

10.24*	Award Agreement for Sean P. Burke under Senior Management Deferred Compensation Plan, dated November 10, 2006.†

10.25	Amendment No. 2 to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach.†	10-Q	000-23354	08-05-08	10.04

10.26	Description of Three-Year Cash Incentive Bonus Plan Adopted in Fiscal 2009.†	10-Q	000-23354	08-05-08	10.02

10.27*	Separation Agreement, dated June 23, 2008, between Flextronics International USA, Inc. and Thomas J. Smach.†

10.28*	Description of Annual Incentive Bonus Plan for Fiscal 2009.†

10.29*	Compensation Arrangements of Executive Officers of Flextronics International Ltd.

21.01*	Subsidiaries of Registrant.

23.01*	Consent of Independent Registered Public Accounting Firm.

24.01*	Power of Attorney

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

32.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.02*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

†	Management contract, compensatory plan or arrangement.

*	Previously Filed

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flextronics International Ltd.
By:	/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer

Date: July 28, 2009

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
2.01	Share Purchase Agreement, dated as of April 13, 2006, by and among the Registrant, Software Development Group and Saras Software Systems Ltd.	8-K	000-23354	04-19-06	2.01

2.02	Amendment, dated August 28, 2006, to the Share Purchase Agreement dated April 13, 2006, by and among Flextronics International Ltd., Software Development Group and Saras Software Systems Ltd.	10-Q	000-23354	11-08-06	10.04

2.03	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01

3.01	Memorandum of Association, as amended.	10-K	000-23354	05-29-07	3.01

3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01

4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and J.P. Morgan Trust Company, National Association (successor to Chase Manhattan Bank and Trust Company, N.A.), as trustee.	10-Q	000-23354	08-14-00	4.1

4.02	Indenture dated as of May 8, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-K	000-23354	06-06-03	4.04

4.03	Amendment to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes due 2013), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.03

4.04	Supplemental Indenture and Amendment No. 2 to Indenture (relating to the Registrant’s 6.5% Senior Subordinated Notes), dated as of June 19, 2009, by and between the Registrant and U.S. Bank National Association, as successor trustee	8-K	000-23354	06-22-09	4.1

4.05	Indenture dated as of August 5, 2003 between Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-11-03	4.01

4.06	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005, by and between the Registrant and J.P. Morgan Trust Company, National Association, as trustee.	10-Q	000-23354	08-10-05	4.04

4.07	Supplemental Indenture and Amendment No. 2 to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of June 19, 2009, by and between the Registrant and U.S. Bank National Association, as successor trustee	8-K	000-23354	06-22-09	4.2

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
4.08	Note Purchase Agreement dated as of March 2, 2003 between Registrant, acting through its branch office in Hong Kong, and Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Technology Investors Cayman, L.P. and Integral Capital Partners VI, L.P.	10-K	000-23354	06-06-03	4.05

4.09	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Bank of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01

4.10	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and J.P. Morgan Trust Company, National Association, as Trustee.	8-K	000-23354	11-19-04	4.1

4.11	Registration Rights Agreement, dated as of November 17, 2004, among Flextronics International Ltd. and Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Lehman Brothers Inc., BNP Paribas Securities Corp., McDonald Investments Inc., RBC Capital Markets Corporation, Scotia Capital (USA) Inc., ABN AMBRO Incorporated, HSBC Securities (USA) Inc. and UBS Securities LLC, as Initial Purchasers.	8-K	000-23354	11-19-04	4.2

4.12	First Amendment to Note Purchase Agreement, dated as of July 14, 2006, by and among Flextronics International Ltd., Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P.	8-K	000-23354	07-18-06	4.1

4.13	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
4.14	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01

4.15	Amendment No. 2 to Term Loan Agreement, dated as of December 28, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02

10.01*	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†

10.02*	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant†

10.03	Registrant’s 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04

10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2

10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.07	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.01

10.08	Registrant’s 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02

10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52

10.10	Registrant’s 2004 Award Plan for New Employees, as amended.	8-K	000-23354	07-14-09	10.03

10.11	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01

10.12	Award agreement for Michael McNamara.†	8-K	000-23354	07-13-05	10.03

10.13	Award agreement for Thomas J. Smach.†	8-K	000-23354	07-13-05	10.04

10.14	Flextronics International USA, Inc. Third Amended and Restated Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02

10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan..†	10-Q	000-23354	02-05-09	10.01

10.16	Summary of Directors’ Compensation.†	10-Q	000-23354	11-07-07	10.04

10.17	Solectron Corporation 2002 Stock Plan.†	8-K	000-23354	07-14-09	10.05

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.18	Award Agreement for Carrie L. Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005.†	10-Q	000-23354	08-08-07	10.03

10.19	Amendment to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach.†	10-Q	000-23354	08-08-07	10.04

10.20	Description of Non-Executive Chairman’s Compensation.†	10-K	000-23354	05-23-08	10.30

10.21	Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005.†	10-Q	000-23354	08-05-08	10.03

10.22	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan.†	10-Q	000-23354	02-05-09	10.03

10.23*	Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007.†

10.24*	Award Agreement for Sean P. Burke under Senior Management Deferred Compensation Plan, dated November 10, 2006.†

10.25	Amendment No. 2 to Indemnification Agreement between Flextronics International Ltd. and Thomas J. Smach.†	10-Q	000-23354	08-05-08	10.04

10.26	Description of Three-Year Cash Incentive Bonus Plan Adopted in Fiscal 2009.†	10-Q	000-23354	08-05-08	10.02

10.27*	Separation Agreement, dated June 23, 2008, between Flextronics International USA, Inc. and Thomas J. Smach.†

10.28*	Description of Annual Incentive Bonus Plan for Fiscal 2009.†

10.29*	Compensation Arrangements of Executive Officers of Flextronics International Ltd.

21.01*	Subsidiaries of Registrant.

23.01*	Consent of Independent Registered Public Accounting Firm.

24.01*	Power of Attorney

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.					X

32.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.02*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

†	Management contract, compensatory plan or arrangement.

*	Previously Filed