Form 10-Q
period 2009-07-03
FLEXTRONICS INTERNATIONAL LTD.
filed 2009-08-04
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2009
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2009
Ordinary Shares, No Par Value	810,733,830

FLEXTRONICS INTERNATIONAL LTD.
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets (unaudited) — July 3, 2009 and March 31, 2009	4

Condensed Consolidated Statements of Operations (unaudited) — Three-Month Periods Ended July 3, 2009 and June 27, 2008	5

Condensed Consolidated Statements of Cash Flows (unaudited) — Three-Month Periods Ended July 3, 2009 and June 27, 2008	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	29

Exhibit 10.01
Exhibit 15.01
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01
Exhibit 32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore
We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of July 3, 2009, and the related condensed consolidated statement of operations and cash flows for the three-month periods ended July 3, 2009 and June 27, 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of March 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 4, 2009

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	July 3, 2009	March 31, 2009
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,676,579	$1,821,886
Accounts receivable, net of allowance for doubtful accounts of $24,226 and $29,020 as of July 3, 2009 and March 31, 2009, respectively	2,066,718	2,316,939
Inventories	2,671,419	2,996,785
Other current assets	722,733	799,396

Total current assets	7,137,449	7,935,006
Property and equipment, net	2,226,362	2,333,781
Goodwill and other intangible assets, net	302,373	291,491
Other assets	736,671	756,662

Total assets	$10,402,855	$11,316,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$213,050	$208,403
Accounts payable	3,631,524	4,049,534
Accrued payroll	321,860	336,123
Other current liabilities	1,644,481	1,814,711

Total current liabilities	5,810,915	6,408,771
Long-term debt and capital lease obligations, net of current portion	2,533,844	2,733,680
Other liabilities	312,310	313,321
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 840,441,564 and 839,412,939 shares issued, and 810,661,842 and 809,633,217 outstanding as of July 3, 2009 and March 31, 2009, respectively	8,878,947	8,862,008
Treasury stock, at cost; 29,779,722 shares as of July 3, 2009 and March 31, 2009, respectively	(260,074)	(260,074)
Accumulated deficit	(6,837,360)	(6,683,317)
Accumulated other comprehensive loss	(35,727)	(57,449)

Total shareholders’ equity	1,745,786	1,861,168

Total liabilities and shareholders’ equity	$10,402,855	$11,316,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	July 3, 2009	June 27, 2008
	(In thousands, except per share
	amounts)
	(Unaudited)

Net sales	$5,782,679	$8,350,246
Cost of sales	5,506,575	7,867,162
Restructuring charges	52,109	26,317

Gross profit	223,995	456,767
Selling, general and administrative expenses	201,692	248,626
Intangible amortization	23,334	25,246
Restructuring charges	12,730	2,898
Other charges, net	107,399	—
Interest and other expense, net	36,886	50,727

Income (loss) before income taxes	(158,046)	129,270
Provision for (benefit from) income taxes	(4,003)	10,061

Net income (loss)	$(154,043)	$119,209

Earnings (loss) per share:
Basic	$(0.19)	$0.14

Diluted	$(0.19)	$0.14

Weighted-average shares used in computing per share amounts:
Basic	810,174	836,407

Diluted	810,174	840,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	July 3, 2009	June 27, 2008
	(In thousands)
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(154,043)	$119,209
Depreciation, amortization and other impairment charges	257,075	122,388
Changes in working capital and other	3,834	(250,081)

Net cash provided by (used in) operating activities	106,866	(8,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(38,635)	(154,741)
Acquisition of businesses, net of cash acquired	(8,652)	(158,571)
Proceeds from divestitures of operations	—	5,269
Other investments and notes receivable, net	1,860	24,295

Net cash used in investing activities	(45,427)	(283,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	782,167	3,190,519
Repayments of bank borrowings, long-term debt and capital lease obligations	(788,055)	(2,873,539)
Payments for repurchase of long-term debt	(203,183)	—
Net proceeds from issuance of ordinary shares	1,067	2,817

Net cash provided by (used in) financing activities	(208,004)	319,797

Effect of exchange rates on cash	1,258	14,215

Net increase (decrease) in cash and cash equivalents	(145,307)	41,780
Cash and cash equivalents, beginning of period	1,821,886	1,719,948

Cash and cash equivalents, end of period	$1,676,579	$1,761,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION OF THE COMPANY
Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company is a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following markets: infrastructure; mobile communication devices; computing; consumer digital devices; industrial, semiconductor and white goods; automotive, marine and aerospace; and medical devices. The Company’s strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain services through which the Company designs, builds, ships and services a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle.
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
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2009 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 3, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2010. The Company evaluated subsequent events for disclosure through August 3, 2009.
The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year. The first fiscal quarter ended on July 3, 2009 and June 27, 2008, respectively, and the second fiscal quarters ends on October 2, 2009 and ended on September 26, 2008, respectively.
On April 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 was required to be applied retrospectively. See Note 6 for further information.

Inventories
The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	July 3, 2009	March 31, 2009
	(In thousands)
Raw materials	$1,668,229	$1,907,584
Work-in-progress	499,994	524,038
Finished goods	503,196	565,163

	$2,671,419	$2,996,785

Property and Equipment
Total depreciation expense associated with property and equipment amounted to approximately $94.5 million and $91.9 million for the three-month periods ended July 3, 2009 and June 27, 2008, respectively. Proceeds from the disposition of property and equipment were $7.3 million and $21.5 million during the three-month periods ended July 3, 2009 and June 27, 2008, respectively, and are presented net with purchases of property and equipment within cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.
Goodwill and Other Intangibles
The following table summarizes the activity in the Company’s goodwill account during the three-month period ended July 3, 2009:

Amount
(In thousands)
Balance, beginning of the year	$36,776
Purchase accounting adjustments (1)	34,122

Balance, end of the quarter	$70,898

(1)
Includes adjustments and reclassifications resulting from management’s review of the valuation of tangible and identifiable intangible assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition, based on management’s estimates. The amount was attributable to purchase accounting adjustments for certain historical acquisitions, consummated prior to the Company’s adoption of SFAS No. 141(R), “Business Combinations” on April 1, 2009, that were not individually, nor in the aggregate, significant to the Company.

The components of acquired intangible assets are as follows:

	As of July 3, 2009			As of March 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)
Intangible assets:
Customer-related	$505,088	$(298,841)	$206,247	$506,449	$(280,046)	$226,403
Licenses and other	54,556	(29,328)	25,228	54,559	(26,247)	28,312

Total	$559,644	$(328,169)	$231,475	$561,008	$(306,293)	$254,715

Total intangible amortization expense was $23.3 million and $25.2 million during the three-month periods ended July 3, 2009 and June 27, 2008, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2010 (1)	$64,798
2011	63,007
2012	41,526
2013	28,103
2014	18,314
Thereafter	15,727

Total amortization expense	$231,475

(1)	Represents estimated amortization for the nine-month period ending March 31, 2010.
Other Assets
The Company has certain equity investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in the Company’s Condensed Consolidated Balance Sheets. As of July 3, 2009 and March 31, 2009, the Company’s equity investments and notes receivable from these non-publicly traded companies totaled $379.1 million and $473.6 million respectively. The Company monitors these investments and notes receivable for impairment and makes appropriate reductions in carrying values as required. In the event the Company concludes the carrying value of these investments or notes is not recoverable, the Company will recognize additional impairment charges based on the fair value of its expected cash flows.
In July 2009, the Company became aware of a potential equity transaction at one of its non-majority owned investments. Accordingly, for the quarter ended July 3, 2009, the Company has recognized an approximate $107.4 million impairment charge to write-down a certain equity investment and notes receivable to its aggregate expected recoverable amount, which is included in Other charges, net in the Condensed Consolidated Statements of Operations.
Provision for income taxes
The Company has tax loss carryforwards attributable to continuing operations for which the Company has recognized deferred tax assets. The Company’s policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the three-month period ended July 3, 2009, the provision for income taxes includes a benefit of approximately $11.9 million for the net change in the liability for unrecognized tax benefits, in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as a result of settlements in various tax jurisdictions. During the three-month period ended June 27, 2008, the provision for income taxes includes a benefit of approximately $28.5 million for the reversal of a valuation allowance.
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009 and is required to be adopted by the Company in the first quarter of fiscal year 2011. The Company is currently evaluating the impact of adopting SFAS 166 on its trade receivables securitization programs (see Note 8).
In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This statement amends the consolidation guidance applicable to variable interest entities (“VIEs”) under FIN 46(R), the approach for determining the primary beneficiary of a VIE, and disclosure requirements of a Company’s involvement with VIEs. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is required to be adopted by the Company in the first quarter of fiscal year 2011. The Company is currently evaluating the impact of adopting SFAS 167.

In April 2009, the FASB issued FASB Staff Position No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157, “Fair Value Measurements” states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company has considered this guidance in making its fair value measurements as of July 3, 2009, and it did not have a material impact on those measurements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The Company adopted this FSP on April 1, 2009 and it did not have a material impact on its reported consolidated results of operations, financial condition and cash flows.
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
Compensation expense for the Company’s stock options and unvested share bonus awards was as follows:

	Three-Month Periods Ended
	July 3, 2009	June 27, 2008
	(In thousands)
Cost of sales	$2,640	$2,043
Selling, general and administrative expenses	12,564	11,973

Total stock-based compensation expense	$15,204	$14,016

For the three months ended July 3, 2009, the Company granted 108,300 stock options and 27,600 unvested share bonus awards, at a weighted average fair value per award of $2.06 and $4.20, respectively. As of July 3, 2009, total unrecognized compensation expense related to stock options is $82.2 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 2.8 years. Total unrecognized compensation expense related to unvested share bonus awards is $70.8 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 2.0 years. Approximately $29.6 million of the unrecognized compensation cost is related to awards where vesting is contingent upon meeting both a service requirement and achievement of longer-term goals. As of July 3, 2009, management believes achievement of these goals is not probable, and these unvested share bonus awards are not expected to vest and the cost is not expected to be recognized.
On July 14, 2009, the Company launched an exchange offer under which eligible employees have the opportunity to voluntarily exchange their eligible stock options granted under certain of the Company’s equity compensation plans for a lesser amount of replacement stock options to be granted under one of the Company’s current equity incentive plans with new exercise prices equal to the closing price of the Company’s ordinary shares on the date of exchange (the “Exchange”). The exchange offer is open to all active U.S. and international employees of the Company, except in those jurisdictions where the local law, administrative burden or similar considerations make participation in the program illegal, inadvisable or impractical, and where exclusion otherwise is consistent with the Company’s compensation policies with respect to those jurisdictions. The exchange offer is not open to the Company’s Board of Directors or its executive officers. To be eligible for exchange an option must: (i) have an exercise price of at least $10.00 per share, (ii) be outstanding, and (iii) have been granted at least 12 months prior to the commencement date of the exchange offer. All replacement option grants will be subject to a vesting schedule of two, three or four years from the date of grant of the replacement options depending on the remaining vesting period of the option grants surrendered for cancellation in the Exchange. The number of replacement options an eligible employee will receive in exchange for an eligible option grant will be determined by an exchange ratio applicable to that option. Stock options with exercise prices between $10.00 and $11.99 will be exchangeable for new options at a rate of 1.5 existing options per new option grant, and stock options with exercise prices of $12.00 or more will be exchangeable at a rate of 2.4 existing options per new option grant. Approximately 29.8 million shares underlying stock options eligible to participate in the exchange are outstanding. If all eligible stock options are exchanged, approximately 18.0 million replacement options would be granted. The Exchange will be completed on August 11, 2009, unless the Company extends the offer. The Exchange will be accounted for as a modification of the existing option awards. The Company set the exchange ratios in a manner intended to minimize incremental share-based compensation expense. However, if there are fluctuations in the trading price of the Company’s ordinary shares between the date the ratios were established and the date the replacement options are granted or if all the eligible options do not participate in the exchange, there is risk of incremental compensation expense. In addition, these replacement options, when issued, will have a greater likelihood of impacting earnings per share in future periods.
4. EARNINGS PER SHARE
The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended
	July 3, 2009	June 27, 2008
	(In thousands, except per share amounts)
Basic earnings per share:
Net income (loss)	$(154,043)	$119,209
Shares used in computation:
Weighted-average ordinary shares outstanding	810,174	836,407

Basic earnings (loss) per share	$(0.19)	$0.14

Diluted earnings per share:
Net income (loss)	$(154,043)	$119,209
Shares used in computation:
Weighted-average ordinary shares outstanding	810,174	836,407
Weighted-average ordinary share equivalents from stock options and awards (1)	—	4,037
Weighted-average ordinary share equivalents from convertible notes (2)	—	—

Weighted-average ordinary shares and ordinary share equivalents outstanding	810,174	840,444

Diluted earnings (loss) per share	$(0.19)	$0.14

(1)
As a result of the Company’s net loss, ordinary share equivalents from approximately 4.7 million options and share bonus awards were excluded from the calculation of diluted earnings (loss) per share for the three-month period ended July, 3, 2009. Ordinary share equivalents from stock options to purchase approximately 57.2 million and 46.9 million shares outstanding during the three-month periods ended July 3, 2009 and June 27, 2008, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)
The principal amount of the Company’s Zero Coupon Convertible Junior Subordinated Notes will be settled in cash, and the conversion spread (excess of conversion value over face value), if any, will be settled by issuance of shares upon maturity. The conversion price was greater than the average stock price during the three-month periods ended July 3, 2009 and June 27, 2008, respectively, and accordingly, no ordinary shares were included as common stock equivalents.

During December 2008, the Company purchased an aggregate principal amount of $260.0 million of its outstanding 1% Convertible Subordinated Notes, which resulted in a reduction of the ordinary share equivalents into which such notes were convertible from approximately 32.2 million to approximately 15.5 million. As the Company has the positive intent and ability to settle the principal amount of these notes in cash, all ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. The conversion price is $15.525 per share (subject to certain adjustments). During the three-month periods ended July 3, 2009 and June 27, 2008, the conversion obligation was less than the principal portion of these notes and accordingly, no additional shares were included as ordinary share equivalents.

5. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended
	July 3, 2009	June 27, 2008
	(In thousands)
Net income (loss)	$(154,043)	$119,209
Other comprehensive income:
Foreign currency translation adjustment	10,292	827
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	11,430	6,555

Comprehensive income (loss)	$(132,321)	$126,591

6. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of	As of
	July 3, 2009	March 31, 2009
	(In thousands)
Short term bank borrowings	$1,690	$1,854
0.00% convertible junior subordinated notes due July 2009	193,346	189,045
1.00% convertible subordinated notes due August 2010	222,225	218,391
6.50% senior subordinated notes due May 2013	299,806	399,622
6.25% senior subordinated notes due November 2014	302,172	402,090
Term Loan Agreement, including current portion, due in installments through October 2014	1,705,531	1,709,116
Other	19,452	21,416

	2,744,222	2,941,534
Current portion	(212,372)	(207,991)

Non-current portion	$2,531,850	$2,733,543

As of July 3, 2009 and March 31, 2009, there were no borrowings outstanding under the Company’s $2.0 billion credit facility. As of July 3, 2009, the Company was in compliance with the financial covenants under this credit facility.
During June 2009, the Company paid approximately $203.2 million to purchase an aggregate principal amount of $99.8 million of its outstanding 6 1/2% Senior Subordinated Notes due 2013 (the “6 1/2% Notes”) and an aggregate principal amount of $99.9 million of its outstanding 6 1/4% Senior Subordinated Notes due 2014 (the “6 1/4% Notes” and collectively referred to as the “Notes”) in a cash tender offer (the “Offer”). The cash paid includes $8.8 million in consent fees (as discussed further below) paid to holders of the Notes that were tendered but not purchased as well as to holders that consented but did not tender, which were capitalized and will be recognized as a component of interest expense over the remaining life of the Notes. The Company recognized an immaterial gain during the three-month period ended July 3, 2009 associated with the partial extinguishment of the Notes net of approximately $5.3 million for estimated transaction costs and the write-down of related debt issuance costs, which is included in Other charges, net in the Condensed Consolidated Statement of Operations. As of July 3, 2009, $299.8 million of the 6 1/2% Notes and $302.2 million of the 6 1/4% Notes remained outstanding.
In conjunction with the Offer, the Company obtained consents from the holders of Notes tendered but not purchased as well as to holders that consented but did not tender to certain amendments to the restricted payments covenants and certain related definitions in each of the indentures (the “Indentures”) under which the Notes were issued. The amendments permit the Company greater flexibility to purchase or make other payments in respect of its equity securities and debt that is subordinated to the Notes and to make certain other restricted payments under each Indenture.

Subsequent to July 3, 2009, the Company paid $195.0 million to redeem the 0% Convertible Junior Subordinated Notes upon their maturity. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of conversion price over the face amount of $10.50 per share). On the maturity date the Company’s stock price was less than the face amount, and therefore no shares were issued.
Adoption of FSP APB 14-1
On April 1, 2009, the Company adopted FSP APB 14-1, which was required to be applied retrospectively. The adoption of FSP APB 14-1 affected the accounting for the Company’s 1% Convertible Subordinated Notes and Zero Coupon Convertible Junior Subordinated Notes (collectively referred to as the “Convertible Notes”) by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the debt component at the Company’s nonconvertible debt borrowing rate on the date of issuance.
Upon adoption of FSP APB 14-1, the Company recorded the change in accounting principle from adopting FSP APB 14-1 retrospectively to all periods presented, which included cumulative effect adjustments as of March 31, 2009 to the opening balance of Accumulated deficit of approximately $225.0 million, an approximate $27.6 million reduction in the carrying value of the Convertible Notes, an increase in the recorded value of Ordinary shares of approximately $252.0 million, which represents the carrying amount of the equity component, and a reduction to deferred financing costs of approximately $525,000, which is included in Other assets. The adjustment to Accumulated deficit represented imputed interest for the period from issuance of each convertible note to March 31, 2009, and a $5.8 million reduction in the gain recognized during the three-month period ended December 31, 2008 for the partial extinguishment of the 1% Convertible Subordinated Notes. Coupon interest expense and discount amortization related to the original issuance costs was immaterial for all periods presented.
The estimated fair value of the initial debt components of the Company’s 1% Convertible Subordinated Notes and Zero Coupon Convertible Junior Subordinated Notes were $310.9 million and $111.3 million, respectively, based on the present value of the contractual cash flows discounted at an appropriate comparable market nonconvertible debt borrowing rate at the date of issuance. The Company is amortizing the discounts using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The amortization of the discount results in effective interest rates of 8.21% for the 1% Convertible Subordinated Notes and 9.23% for the Zero Coupon Convertible Junior Subordinated Notes. The adoption of FSP APB 14-1 had no impact on the Company’s consolidated cash flows. Below is a summary of the financial statement effects of implementing FSP APB 14-1 on the affected notes and interest expense.

			Zero Coupon Convertible Junior
	1% Convertible Subordinated Notes		Subordinated Notes
Balance Sheet	July 3, 2009	March 31, 2009	July 3, 2009	March 31, 2009
	(In thousands)
Principal amount of Notes	$239,993	$239,993	$195,000	$195,000
Unamortized discount	(17,768)	(21,602)	(1,654)	(5,955)

Net carrying amount of Notes	$222,225	$218,391	$193,346	$189,045

	Three Months Ended		Three Months Ended
Income Statement:	July 3, 2009	March 31, 2009	July 3, 2009	March 31, 2009
	(In thousands)
Amortization of discount net of
adjustments to deferred financing costs	$3,732	$5,208	$4,317	$4,244

The adoption of FSP APB 14-1 increased net loss per share by $0.01 for the three months ended July 3, 2009 and decreased net income per share by $0.02 for the three months ended June 27, 2008.

Fair Values
As of July 3, 2009, the approximate fair values of the Company’s 6.5% Senior Subordinated Notes, 6.25% Senior Subordinated Notes, 1% Convertible Subordinated Notes and debt outstanding under its Term Loan Agreement were 96.5%, 93.25%, 94.0% and 84.15% of the face values of the debt obligations, respectively, based on broker trading prices. Due to the short remaining maturity, the carrying amount of the Zero Coupon Convertible Junior Subordinated Notes approximates fair value.
Interest Expense
During the three-month periods ended July 3, 2009 and June 27, 2008, the Company recognized interest expense of $46.2 million and $69.3 million (including $11.1 million for the retrospective application of FSP APB 14-1), respectively, on its debt obligations outstanding during the period.
7. FINANCIAL INSTRUMENTS
Foreign Currency Contracts
As of July 3, 2009, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $1.9 billion as summarized below:

			Notional
		Foreign	Contract
		Currency	Value in
Currency	Buy/Sell	Amount	USD
		(In thousands)
Cash Flow Hedges
EUR	Sell	13,796	$19,211
EUR	Buy	2,584	3,635
JPY	Buy	2,391,117	24,730
Other	Buy	N/A	30,788

			78,364
Other Forward/Swap Contracts
BRL	Sell	96,365	49,400
CAD	Sell	111,192	99,313
CAD	Buy	71,245	62,132
EUR	Sell	418,618	588,053
EUR	Buy	148,382	208,117
GBP	Sell	59,381	97,209
GBP	Buy	13,061	21,306
SEK	Sell	586,838	76,030
SEK	Buy	1,488,768	193,368
Other	Sell	N/A	67,398
Other	Buy	N/A	311,748

			1,774,074

Total Notional Contract Value in USD			$1,852,438

As of July 3, 2009 and March 31, 2009, the fair value of the Company’s short-term foreign currency contracts was not material and included in other current assets or other current liabilities, as applicable, in the Condensed Consolidated Balance Sheet. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as a hedging activity pursuant to the guidance in Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other expense, net in the Condensed Consolidated Statement of Operations. As of July 3, 2009 and March 31, 2009, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders’ equity in the Condensed Consolidated Balance Sheet, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges pursuant to the guidance in SFAS 133. These deferred gains and losses were not material, and the deferred gains as of July 3, 2009 are expected to be recognized as a component of cost of sales in the Condensed Consolidated Statement of Operations over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other expense, net in the Condensed Consolidated Statement of Operations.
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

		Interest
Notional Amount	Fixed Interest	Payment
(in millions)	Rate Payable	Received	Term	Expiration Date
Fiscal 2009 Contracts:
$100.0	1.94%	1-Month Libor	12 month	January 2010
$100.0	2.45%	3-Month Libor	12 month	January 2010
$100.0	1.00%	1-Month Libor	12 month	March 2010
$100.0	1.00%	1-Month Libor	12 month	April 2010
Fiscal 2008 Contracts:
$250.0	3.61%	1-Month Libor	34 months	October 2010
$250.0	3.61%	1-Month Libor	34 months	October 2010
$175.0	3.60%	3-Month Libor	36 months	January 2011
$72.0	3.57%	3-Month Libor	36 months	January 2011
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
All of the Company’s interest rate swap agreements are accounted for as cash flow hedges under SFAS 133, and there was no charge for ineffectiveness during the three-month periods ended July 3, 2009 and June 27, 2008. For the three-months ended July 3, 2009 and June 27, 2008 the net amount recorded as interest expense from these swaps was not material. As of July 3, 2009 and March 31, 2009 the fair value of the Company’s interest rate swaps were not material and included in other current liabilities in the Condensed Consolidated Balance Sheets, with a corresponding decrease in other comprehensive income. The deferred losses included in other comprehensive income will effectively be released through earnings as the Company makes fixed, and receives variable, payments over the remaining term of the swaps through January 2011.
8. TRADE RECEIVABLES SECURITIZATION
The Company continuously sells designated pools of trade receivables under two asset backed securitization programs.

Global Asset-Backed Securitization Agreement
The Company continuously sells a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to two commercial paper conduits, administered by an unaffiliated financial institution. In addition to these commercial paper conduits, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.00% of serviced receivables per annum. Servicing fees recognized during the three-month periods ended July 3, 2009 and June 27, 2008 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
The maximum investment limit of the two commercial paper conduits is $500.0 million, inclusive of $100.0 million attributable to an Obligor Specific Tranche, which was incorporated to minimize the impact of excess concentrations of one major customer. The Company pays annual facility and commitment fees ranging from 0.16% to 0.40% (averaging approximately 0.25%) for unused amounts and an additional program fee of 0.10% on outstanding amounts.
The third-party special purpose entity is a qualifying special purpose entity as defined in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and accordingly, the Company does not consolidate this entity pursuant to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). As of July 3, 2009 and March 31, 2009, approximately $414.6 million and $422.0 million of the Company’s accounts receivable, respectively, had been sold to this third-party qualified special purpose entity. The amounts represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The accounts receivable balances that were sold under this agreement were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The Company received net cash proceeds of approximately $258.1 million and $298.1 million from the commercial paper conduits for the sale of these receivables as of July 3, 2009 and March 31, 2009, respectively. The difference between the amount sold to the commercial paper conduits (net of the Company’s investment participation) and net cash proceeds received from the commercial paper conduits is recognized as a loss on sale of the receivables and recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations. The Company has a recourse obligation that is limited to the deferred purchase price receivable, which approximates 5% of the total sold receivables, and its own investment participation, the aggregate total of which was approximately $156.5 million and $123.8 million as of July 3, 2009 and March 31, 2009, respectively, and is recorded in Other current assets in the Condensed Consolidated Balance Sheets as of July 3, 2009 and March 31, 2009. The amount of the Company’s own investment participation varies depending on certain criteria, mainly the collection performance on the sold receivables. As the recoverability of the trade receivables underlying the Company’s own investment participation is determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts prior to sale into the third party qualified special purpose entity, the fair value of the Company’s own investment participation reflects the estimated recoverability of the underlying trade receivables.
North American Asset-Backed Securitization Agreement
On September 25, 2008, the Company entered into a new agreement to continuously sell a designated pool of trade receivables to an affiliated special purpose vehicle, which in turn sells an undivided ownership interest to an agent on behalf of two commercial paper conduits administered by unaffiliated financial institutions. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.50% per annum on the outstanding balance of the serviced receivables. Servicing fees recognized during the three-month period ended July 3, 2009 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates that the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
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

The affiliated special purpose vehicle is not a qualifying special purpose entity as defined in SFAS 140, since the Company, by design of the transaction, absorbs the majority of expected losses from transfers of trade receivables into the special purpose vehicle and, as such, is deemed the primary beneficiary of this entity. Accordingly, the Company consolidates the special purpose vehicle pursuant to FIN 46(R). As of July 3, 2009 and March 31, 2009, the Company transferred approximately $408.2 million and $448.7 million, respectively, of receivables into the special purpose vehicle described above. In accordance with SFAS 140, the Company is deemed to have sold approximately $165.9 million of the $408.2 million as of July 3, 2009, and $173.8 million of the $448.7 million as of March 31, 2009 to the two commercial paper conduits and received approximately $165.2 million and $173.1 million as of July 3, 2009 and March 31, 2009, respectively, in net cash proceeds for the sales. The accounts receivable balances that were sold to the two commercial paper conduits under this agreement were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows, and the difference between the amount sold and net cash proceeds received was recognized as a loss on sale of the receivables, and is recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations. Pursuant to SFAS 140, the remaining trade receivables transferred into the special purpose vehicle and not sold to the two commercial paper conduits comprise the primary assets of that entity, and are included in trade accounts receivable, net in the Condensed Consolidated Balance Sheets of the Company. The recoverability of these trade receivables, both those included in the Condensed Consolidated Balance Sheets and those sold but uncollected by the commercial paper conduits, is determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts. Although the special purpose vehicle is fully consolidated by the Company, it is a separate corporate entity and its assets are available first to satisfy the claims of its creditors.
The Company also sold accounts receivables to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $150.6 million and $171.6 million as of July 3, 2009 and March 31, 2009, respectively. In accordance with SFAS 140, these receivables were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
9. RESTRUCTURING CHARGES
The Company recognized restructuring charges of approximately $64.8 million during the three-month period ended July 3, 2009 as part of its restructuring plans previously announced in March 2009 in order to rationalize the Company’s global manufacturing capacity and infrastructure as a result of current macroeconomic conditions. The costs associated with these restructuring activities include employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. The restructuring charges by reportable geographic region amounted to approximately $34.6 million, $10.0 million and $20.3 million for Asia, the Americas and Europe, respectively. The Company classified approximately $52.1 million of these charges as a component of cost of sales during the three-month period ended July 3, 2009.
During the three-month period ended July 3, 2009 the Company recognized approximately $19.4 million of employee termination costs associated with the involuntary terminations of 1,982 identified employees. The involuntary employee terminations by reportable geographic region amounted to approximately 368, 1,138 and 476 for Asia, the Americas and Europe respectively. Approximately $17.1 million of these charges were classified as a component of cost of sales.
During the three-month period ended July 3, 2009 the Company recognized approximately $31.8 million for the write-down of property and equipment, which is no longer in use, to management’s estimate of fair value. Approximately $22.1 million of these charges were classified as a component of cost of sales. The restructuring charges recognized during the three-months ended July 3, 2009 also included approximately $13.6 million for other exit costs, of which $12.9 million was classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations associated with facility and equipment lease terminations of $11.7 million, and facility abandonment and refurbishment costs of $1.9 million.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of July 3, 2009 for charges incurred in fiscal year 2010 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2009	$101,213	$—	$60,254	$161,467
Activities during the first quarter:
Provisions incurred in fiscal year 2010	19,369	31,791	13,679	64,839
Cash payments for charges incurred in fiscal year 2010	(7,325)	—	(6,243)	(13,568)
Cash payments for charges incurred in fiscal year 2009	(41,533)	—	(1,015)	(42,548)
Cash payments for charges incurred in fiscal year 2008 and prior	(9,211)	—	(11,549)	(20,760)
Non-cash charges incurred during the year	—	(31,791)	(27)	(31,818)

Balance as of July 3, 2009	62,513	—	55,099	117,612
Less: current portion (classified as other current liabilities)	(60,327)	—	(27,881)	(88,208)

Accrued restructuring costs, net of current portion (classified as other liabilities)	$2,186	$—	$27,218	$29,404

As of July 3, 2009, accrued costs related to restructuring charges incurred during fiscal year 2010 were approximately $19.4 million, which was all classified as a current obligation.
As of July 3, 2009 and March 31, 2009, accrued restructuring costs for charges incurred during fiscal year 2009 were approximately $36.5 million and $79.0 million, respectively, of which approximately $3.3 million and $4.8 million, respectively, was classified as a long-term obligation. As of July 3, 2009 and March 31, 2009, accrued restructuring costs for charges incurred during fiscal years 2008 and prior were approximately $61.7 million and $82.4 million, respectively, of which approximately $26.1 million and $29.0 million, respectively, was classified as a long-term obligation.
The Company recognized restructuring charges of approximately $29.2 million during the three-month period ended June 27, 2008 to realign workforce and capacity primarily related to the acquisition of Solectron. These actions encompassed several manufacturing and design locations and were initiated in an effort to consolidate and integrate global capacity and infrastructure. The Company classified approximately $26.3 million of these charges as a component of cost of sales.
As of July 3, 2009 and March 31, 2009, assets that were no longer in use and held for sale totaled approximately $64.9 million and $46.8 million, respectively, primarily representing manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in Other current assets in the Condensed Consolidated Balance Sheets.
For further discussion of the Company’s historical restructuring activities, refer to Note 9 “Restructuring Charges” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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
11. BUSINESS AND ASSET ACQUISITIONS
During the three-month period ended July 3, 2009, the Company paid approximately $8.7 million relating to the deferred purchase price from a certain historical acquisition. During the three-month period ended June 27, 2008, the Company completed four acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s design and manufacturing capabilities for the computing, infrastructure, and consumer digital markets, and expanded the Company’s power supply capabilities. The aggregate cash paid for these acquisitions totaled approximately $156.2 million, net of cash acquired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section, as well as in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2009. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
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
We are one of the world’s largest EMS providers, with revenues of $5.8 billion during the three-month period ended July 3, 2009, and $30.9 billion in fiscal year 2009. As of March 31, 2009, our total manufacturing capacity was approximately 27.2 million square feet. We help customers design, build, ship and service electronics products through a network of facilities in 30 countries across four continents. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing site (in thousands):

	Three-Month Periods Ended
Net sales:	July 3, 2009	June 27, 2008
China	$1,894,996	$2,518,754
Mexico	884,953	865,064
U.S.	873,122	1,270,623
Malaysia	489,101	1,316,195
Hungary	374,603	322,350
Other	1,265,904	2,057,260

	$5,782,679	$8,350,246

	As of	As of
Property and equipment, net:	July 3, 2009	March 31, 2009
China	$948,253	$1,001,832
Mexico	341,156	342,662
U.S.	184,605	187,108
Hungary	162,465	178,251
Malaysia	124,072	127,927
Other	465,811	496,001

	$2,226,362	$2,333,781

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

•
our increased design services and components offerings may reduce our profitability as we are required to make substantial investments in the resources necessary to design and develop these products without guarantee of cost recovery and margin generation; and

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers.
Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design, manufacturing, and distribution requirements. Following the 2001 — 2002 technology downturn, and until the current macroeconomic downturn, we saw an overall increase in penetration of global OEM manufacturing requirements as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. As a result of recent macroeconomic conditions, the global economic crisis and related decline in demand for our customers’ products, many of our OEM customers have reduced their manufacturing and supply chain outsourcing, which has negatively impacted our capacity utilization levels and thus the overall profitability of the Company. In response, we announced in March 2009 restructuring plans intended to rationalize our global manufacturing capacity and infrastructure with the intent to improve our operational efficiencies by reducing excess workforce and capacity. We have recognized approximately $215.0 million of associated charges since the announcement, with approximately $64.8 million recognized during the three-month period ended July 3, 2009. We estimate up to approximately $35.0 million of restructuring related charges associated with these actions remain.

We are focused on managing the controllable aspects of business during this economic downturn; and have and will continue to seek ways to control and reduce costs to minimize the macroeconomic impact on our profitability, while continuing to attract new customer business.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We believe the accounting policies discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, affect our more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is provided in Note 2, “Summary of Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this document. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.

	Three-Month Periods Ended
	July 3, 2009	June 27, 2008
Net sales	100.0%	100.0%
Cost of sales	95.2	94.2
Restructuring charges	1.0	0.3

Gross profit	3.8	5.5
Selling, general and administrative expenses	3.5	3.0
Intangible amortization	0.4	0.3
Restructuring charges	0.2	—
Other charges, net	1.9	—
Interest and other expense, net	0.6	0.6

Income before income taxes	(2.8)	1.6
Provision for income taxes	(0.1)	0.1

Net income	(2.7)%	1.5%

Net sales
Net sales during the three-month period ended July 3, 2009 totaled $5.8 billion, representing a decrease of $2.6 billion, or 31%, from $8.4 billion during the three-month period ended June 27, 2008, primarily due to reduced customer demand as a result of the weakened macroeconomic environment. Sales decreased across all of the markets we serve, consisting of; (i) $1.1 billion in the infrastructure market, (ii) $498.9 million in the industrial, medical, automotive and other markets, (iii) $353.1 million in the mobile communications market, (iv) $326.3 million in the computing market, and (v) $322.7 million in the consumer digital market. Net sales also decreased across all of the geographic regions we serve including $1.6 billion in Asia, $783.4 million in the Americas, and $193.2 million in Europe.
Our ten largest customers during the three-month periods ended July 3, 2009 and June 27, 2008 accounted for approximately 49% and 55% of net sales, respectively, with no customer accounting for greater than 10% of our net sales during the three-month period ending July 3, 2009 and Sony-Ericsson accounting for greater than 10% of our net sales during the three-month period ended June 27, 2008.

Gross profit
Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. Gross profit during the three-month period ended July 3, 2009 decreased $232.8 million to $224.0 million, or 3.8% of net sales, from $456.8 million, or 5.5% of net sales, during the three-month period ended June 27, 2008. The 170 basis point period-over-period decrease in gross margin was primarily attributable to a 100 basis point increase in cost of sales related to lower capacity utilization as a result of current macroeconomic conditions and related decline in customer demand and a 70 basis point increase in restructuring charges attributable to cost of sales recognized during the first quarter of fiscal year 2010 as compared with 2009.
Restructuring charges
We recognized restructuring charges of approximately $64.8 million and $29.2 million during the three-month periods ended July 3, 2009 and June 27, 2008, respectively. Restructuring charges incurred during the three-month period ended July 3, 2009 were primarily related to rationalizing the Company’s global manufacturing capacity and infrastructure as a result of the current macroeconomic conditions. This global recession and related decline in demand for our customers’ products across all of the industries the Company serves, has caused our OEM customers to reduce their manufacturing and supply chain outsourcing and has negatively impacted the Company’s capacity utilization levels. Our restructuring activities are intended to improve the Company’s operational efficiencies by reducing excess workforce and capacity. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. We classified approximately $52.1 million of the charges as a component of cost of sales during the three-month period ended July 3, 2009. The charges recognized by reportable geographic region amounted to $34.6 million, $10.0 million and $20.3 million for Asia, the Americas and Europe, respectively. Approximately $31.8 million of the charges were non-cash. As of July 3, 2009, accrued costs related to restructuring charges incurred during the three-month period ended July 3, 2009 were approximately $19.4 million, all of which was classified as a short-term obligation.
Restructuring charges incurred during the three-month period ended June 27, 2008 were due to the Company realigning workforce and capacity, primarily related to the acquisition of Solectron.
Refer to Note 9, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses, or SG&A, amounted to $201.7 million, or 3.5% of net sales, during the three-month period ended July 3, 2009, compared to $248.6 million, or 3.0% of net sales, during the three-month period ended June 27, 2008. The decrease in SG&A expense during the three-month period ended July 3, 2009 was primarily the result of our restructuring activities and discretionary cost reduction actions. The increase in SG&A as a percentage of net sales during the three-month period ended July 3, 2009, was primarily attributable to the rapid and significant decline in sales, which exceeded our ability to reduce costs in the short-term.
Intangible amortization
Amortization of intangible assets during the three-month period ended July 3, 2009 decreased by $1.9 million to $23.3 million from $25.2 million during the three-month period ended June 27, 2008. The reduction in expense during the three-month period ended July 3, 2009 was principally attributable to the use of the accelerated method of amortization for certain customer related intangibles, which is based on expected cash flows and results in decreasing expense over time.

Other charges, net
In July 2009, we were approached by a third party and are currently engaged in discussions for a potential sale of the Company’s equity investment in and note receivable from a certain non-majority owned investment, the outcome of which is not certain. During the three-month period ended July 3, 2009, we recognized an approximate $107.4 million charge to write-down the equity investment and notes receivable to the aggregate expected recoverable amount.
Interest and other expense, net
On April 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which was required to be applied retrospectively. The adoption of FSP APB 14-1 affected the accounting for our 1% Convertible Subordinated Notes and Zero Coupon Convertible Junior Subordinated Notes by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the debt component at our nonconvertible debt borrowing rate on the date of issuance. As a result of the adoption of FSP APB 14-1, we recognized approximately $8.0 million in incremental non-cash interest expense during the three-month period ended July 3, 2009 and adjusted interest and other expense, net expense for the three-month period ended June 27, 2008 to include $11.1 million of incremental non-cash interest expense.
Interest and other expense, net was $36.9 million during the three-month period ended July 3, 2009 compared to $50.7 million (as restated for the retrospective application of FSP APB 14-1) during the three-month period ended June 28, 2008, a decrease of $13.8 million. The decrease in expense is primarily the result of less debt outstanding, lower interest rates on our variable rate debt and a decrease in non-cash interest expense due to our repurchase of $260.0 million of principal value of our 1% Convertible Subordinated Notes in December 2008.
Income taxes
Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 8, “Income Taxes,” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for further discussion.
The Company has tax loss carryforwards attributable to continuing operations for which we have recognized deferred tax assets. Our policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the three-month period ended July 3, 2009, the provision for income taxes includes a benefit of approximately $11.9 million for the net change in the liability for unrecognized tax benefits, in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as a result of settlements in various tax jurisdictions. During the three-month period ended June 27, 2008, the provision for income taxes includes a benefit of approximately $28.5 million for the reversal of a valuation allowance.
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
LIQUIDITY AND CAPITAL RESOURCES
As of July 3, 2009, we had cash and cash equivalents of approximately $1.7 billion and bank and other borrowings of approximately $2.7 billion. We also had a $2.0 billion credit facility, under which we had no borrowings outstanding as of July 3, 2009.
Cash provided by operating activities amounted to $106.9 million during the three-month period ended July 3, 2009. The Company’s $154.0 million net loss for the period included approximately $257.1 million of non-cash expenses for depreciation, amortization, and impairment charges. Working capital as of July 3, 2009 and March 31, 2009 was approximately $1.3 billion and $1.5 billion, respectively. This decrease in working capital did not contribute materially to cash provided by operating activities primarily due to the decrease in cash, which was attributable to the financing activities discussed below.

Cash used in investing activities amounted to $45.4 million. This resulted primarily from capital expenditures for equipment and payment for the deferred purchase price from a historical acquisition.
Cash used in financing activities amounted to $208.0 million during the three-month period ended July 3, 2009. The Company used $203.2 million to repurchase an aggregate principal amount of $99.8 million of the 6 1/2% Senior Subordinated Notes due 2013 (“6 1/2% Notes”) and an aggregate principal amount of $99.9 million of the 6 1/4% Senior Subordinated Notes due 2014 (“6 1/4% Notes”).
As of July 3, 2009, quarterly maturities of our bank borrowings, long-term debt and capital lease obligations were as follows:

	First	Second	Third	Fourth
Fiscal Year	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)
2010		$199,650	$4,574	$4,574	$208,798
2011	$4,252	234,164	4,209	4,209	246,834
2012	4,209	4,209	4,167	4,167	16,752
2013	4,167	479,661	2,937	2,937	489,702
2014	302,743	2,937	2,907	2,907	311,494
2015	2,907	1,154,761	302,172	—	1,459,840
Thereafter (1)	—	—	—	—	13,474

Total					$2,746,894

(1)	Represents cumulative maturities for years subsequent to March 31, 2015.
We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase shares. During June 2009, we paid approximately $203.2 million to purchase $99.8 million of our outstanding 6 1/2% Notes and $99.9 million of its 6 1/4% Notes in a cash tender offer. The cash paid includes $8.8 million in fees paid for consents to certain amendments to the restricted payments covenants and certain related definitions in each of the indentures under which these notes were issued. The amendments permit us greater flexibility to purchase or make other payments in respect of our equity securities and debt that is subordinated to each of the notes and to make other restricted payments under each of the indentures. On July 31, 2009, we paid $195.0 million to redeem the 0% Convertible Junior Subordinated Notes upon their maturity. The next significant debt maturity is the 1.00% Convertible Subordinated Notes due August 2010 for an amount of $200.0 million.
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
Future liquidity needs will depend on fluctuations in levels of our working capital, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, the extent of cash charges associated with any future restructuring activities, timing of cash outlays associated with historical restructuring and integration activities, and levels of shipments and changes in volumes of customer orders.

Historically, we have funded our operations from existing cash and cash equivalents, cash generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables under asset backed securitization programs, and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements, to certain third-party banking institutions with limited recourse. As of July 3, 2009 and March 31, 2009 we sold receivables totaling $574.6 million and $643.6 million, respectively, net of our participation through asset-backed security and other financing arrangements, which are not included in our Condensed Consolidated Balance Sheets. Our asset backed securitization programs include certain limits on customer default rates. Given the current macroeconomic environment, it is possible that we will experience default rates in excess of those limits, which, if not waived by the counterparty, could impair our ability to sell receivables under these arrangements in the future.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2009. Aside from the foregoing, there have been no material changes in our contractual obligations since March 31, 2009.
OFF-BALANCE SHEET ARRANGEMENTS
We continuously sell a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to an investment conduit administered by an unaffiliated financial institution. In addition to this financial institution, the Company participates in the securitization agreement as an investor in the conduit. The fair value of the Company’s investment participation, together with its recourse obligation that approximates 5% of the total receivables sold, was approximately $156.5 million and $123.8 million as of July 3, 2009 and March 31, 2009, respectively. The increase in the Company’s investment participation was attributable to an increase in receivables sold to the qualified special purpose entity during the three-month period ended July 3, 2009. Refer to Note 8, “Trade Receivables Securitization” of the Notes to Condensed Consolidated Financial Statements for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the three-month period ended July 3, 2009 as compared to the fiscal year ended March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 3, 2009, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2009, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held an Extraordinary General Meeting of Shareholders on July 13, 2009 at 2090 Fortune Drive, San Jose, California, 95131, U.S.A. at which the following matter was acted upon:

1.	Amend certain of the Company’s existing equity incentive plans to	For:	459,194,098
	allow for a one-time stock exchange program for employees of the	Against:	218,545,630
	Company and its subsidiaries other than members of the Company’s	Abstain:	1,880,436
	Board of Directors, its executive officers, and certain other designated
	employees of the Company and its subsidiaries.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

10.01	Description of Annual Incentive Bonus Plan for Fiscal 2010.

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from Flextronics International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer (Principal Executive Officer)
Date: August 4, 2009

/s/ Paul Read
Paul Read
Chief Financial Officer (Principal Financial Officer)
Date: August 4, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01	Description of Annual Incentive Bonus Plan for Fiscal 2010.

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from Flextronics International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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