Form 10-Q
period 2009-10-02
FLEXTRONICS INTERNATIONAL LTD.
filed 2009-11-03
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2009

Ordinary Shares, No Par Value	812,268,139

FLEXTRONICS INTERNATIONAL LTD.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets (unaudited) — October 2, 2009 and March 31, 2009	4

Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended October 2, 2009 and September 26, 2008	5

Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended October 2, 2009 and September 26, 2008	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32

Exhibit 10.01
Exhibit 10.02
Exhibit 10.03
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
Singapore
We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of October 2, 2009, and the related condensed consolidated statement of operations for the three-month and six-month periods ended October 2, 2009 and September 26, 2008, and of cash flows for the six-month periods ended October 2, 2009 and September 26, 2008. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 3, 2009

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	October 2, 2009	March 31, 2009
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,966,494	$1,821,886
Accounts receivable, net of allowance for doubtful accounts of $19,620 and $29,020 as of October 2, 2009 and March 31, 2009, respectively	2,323,329	2,316,939
Inventories	2,692,077	2,996,785
Other current assets	731,838	799,396

Total current assets	7,713,738	7,935,006
Property and equipment, net	2,180,670	2,333,781
Goodwill and other intangible assets, net	277,435	291,491
Other assets	381,747	756,662

Total assets	$10,553,590	$11,316,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$253,272	$208,403
Accounts payable	3,993,899	4,049,534
Accrued payroll	337,018	336,123
Other current liabilities	1,573,074	1,814,711

Total current liabilities	6,157,263	6,408,771
Long-term debt and capital lease obligations, net of current portion	2,299,598	2,733,680
Other liabilities	295,738	313,321
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 841,959,342 and 839,412,939 shares issued, and 812,179,620 and 809,633,217 outstanding as of October 2, 2009 and March 31, 2009, respectively	8,894,298	8,862,008
Treasury stock, at cost; 29,779,722 shares as of October 2, 2009 and March 31, 2009, respectively	(260,074)	(260,074)
Accumulated deficit	(6,817,701)	(6,683,317)
Accumulated other comprehensive loss	(15,532)	(57,449)

Total shareholders’ equity	1,800,991	1,861,168

Total liabilities and shareholders’ equity	$10,553,590	$11,316,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$5,831,761	$8,862,516	$11,614,440	$17,212,762
Cost of sales	5,519,778	8,445,055	11,026,353	16,312,217
Restructuring charges	12,403	—	64,512	26,317

Gross profit	299,580	417,461	523,575	874,228
Selling, general and administrative expenses	176,246	258,687	377,938	507,313
Intangible amortization	22,710	50,317	46,044	75,563
Restructuring charges	187	—	12,917	2,898
Other charges, net	91,999	11,937	199,398	11,937
Interest and other expense, net	38,091	59,390	74,977	110,117

Income (loss) before income taxes	(29,653)	37,130	(187,699)	166,400
Provision for (benefit from) income taxes	(49,312)	10,059	(53,315)	20,120

Net income (loss)	$19,659	$27,071	$(134,384)	$146,280

Earnings per share:
Basic	$0.02	$0.03	$(0.17)	$0.18

Diluted	$0.02	$0.03	$(0.17)	$0.18

Weighted-average shares used in computing per share amounts:
Basic	811,364	828,182	810,769	832,337

Diluted	817,260	830,030	810,769	835,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	October 2,	September 26,
	2009	2008
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(134,384)	$146,280
Depreciation, amortization and other impairment charges	466,472	276,490
Changes in working capital and other	86,316	325,241

Net cash provided by operating activities	418,404	748,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(80,163)	(300,409)
Acquisition of businesses, net of cash acquired	(59,055)	(182,188)
Proceeds from divestitures of operations	—	5,269
Other investments and notes receivable, net	255,281	(90,596)

Net cash provided by (used in) investing activities	116,063	(567,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	786,909	6,767,847
Repayments of bank borrowings, long-term debt and capital lease obligations	(992,449)	(6,734,388)
Payments for repurchase of long-term debt	(203,183)	—
Payments for repurchase of ordinary shares	—	(260,074)
Net proceeds from issuance of ordinary shares	3,423	11,893

Net cash used in financing activities	(405,300)	(214,722)

Effect of exchange rates on cash	15,441	15,594

Net increase (decrease) in cash and cash equivalents	144,608	(19,041)
Cash and cash equivalents, beginning of period	1,821,886	1,719,948

Cash and cash equivalents, end of period	$1,966,494	$1,700,907

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
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2009 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 2, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2010. The Company evaluated subsequent events for disclosure through November 2, 2009.
The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year. The first fiscal quarters ended on July 3, 2009 and June 27, 2008, respectively, and the second fiscal quarters ended on October 2, 2009 and September 26, 2008, respectively.
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

During the three-month and six-month periods ended September 26, 2008, the Company recognized approximately $117.4 million of charges associated with certain customers that were filing for bankruptcy or were experiencing significant financial and liquidity difficulties. The Company classified approximately $96.7 million of these charges in cost of sales related to the write-down of inventory and associated contractual obligations. Additionally, the Company recognized approximately $20.7 million as selling, general and administrative expenses for provisions for doubtful accounts.
Inventories
The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	October 2, 2009	March 31, 2009
	(In thousands)
Raw materials	$1,649,106	$1,907,584
Work-in-progress	570,846	524,038
Finished goods	472,125	565,163

	$2,692,077	$2,996,785

Property and Equipment
Depreciation expense associated with property and equipment amounted to approximately $91.5 million and $186.0 million for the three-month and six-month periods ended October 2, 2009, respectively, and $91.8 million and $183.8 million for the three-month and six-month periods ended September 26, 2008, respectively. Proceeds from the disposition of property and equipment were $15.7 million and $32.7 million during the six-month periods ended October 2, 2009 and September 26, 2008, respectively, and are presented net with purchases of property and equipment within cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.
Goodwill and Other Intangibles
The following table summarizes the activity in the Company’s goodwill account during the six-month period ended October 2, 2009:

Amount
(In thousands)
Balance, beginning of the year	$36,776
Purchase accounting adjustments (1)	31,382

Balance, end of the quarter	$68,158

(1)
Includes adjustments and reclassifications resulting from management’s review of the valuation of tangible and identifiable intangible assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition, based on management’s estimates. The amount was attributable to purchase accounting adjustments for certain historical acquisitions that were not individually, nor in the aggregate, significant to the Company.

The components of acquired intangible assets are as follows:

	As of October 2, 2009			As of March 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer-related	$506,861	$(320,143)	$186,718	$506,449	$(280,046)	$226,403
Licenses and other	54,799	(32,240)	22,559	54,559	(26,247)	28,312

Total	$561,660	$(352,383)	$209,277	$561,008	$(306,293)	$254,715

Total intangible amortization expense was $22.7 million and $46.0 million during the three-month and six-month periods ended October 2, 2009, respectively, and $50.3 million and $75.6 million during the three-month and six-month periods ended September 26, 2008, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2010 (1)	$42,600
2011	63,007
2012	41,526
2013	28,103
2014	18,314
Thereafter	15,727

Total amortization expense	$209,277

(1)	Represents estimated amortization for the six-month period ending March 31, 2010.
Other Assets
The Company has certain equity investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in the Company’s Condensed Consolidated Balance Sheets. As of October 2, 2009 and March 31, 2009, the Company’s equity investments and notes receivable from these non-publicly traded companies totaled $30.7 million and $473.6 million respectively. The Company monitors these investments and notes receivable for impairment and makes appropriate reductions in carrying values as required.
During the second quarter of fiscal 2010, the Company recognized charges totaling approximately $92.0 million associated with the impairment of notes receivable from one affiliate and an equity investment in another affiliate, which are included in Other charges, net in the Condensed Consolidated Statements of Operations. The notes receivable were partially impaired during the fourth quarter of fiscal year 2009 based on discussions with a third party for the potential sale of the notes and the related expected recoverable value. Subsequent deterioration in the affiliate’s business prospects, cash flow expectations, and increased liquidity concerns has resulted in an additional impairment. Similarly, deterioration in the business prospects and liquidity concerns of the equity investment occurring in the six-month period ended October 2, 2009 has resulted in an impairment of the carrying value to the estimated recoverable value.
In August 2009, the Company sold one of its non-majority owned investments and related note receivable for approximately $252.5 million, net of closing costs. In conjunction with this transaction the Company recognized an impairment charge of approximately $107.4 million in the three-month period ended July 3, 2009. Total impairment charges related to the Company’s equity investments and notes receivable for the six-month period ended October 2, 2009 were approximately $199.4 million and are included in Other charges, net in the Condensed Consolidated Statements of Operations.
During the three-month and six-month periods ended September 26, 2008, the Company recognized $11.9 million in charges for other-than-temporary impairment of certain of the Company’s investments primarily associated with a customer that was experiencing significant financial and liquidity difficulties.
Provision for income taxes
The Company has tax loss carryforwards attributable to continuing operations for which the Company has recognized deferred tax assets. The Company’s policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the three-month and six-month periods ended October 2, 2009, the provision for income taxes includes a benefit of approximately $63.3 million and $75.2 million, respectively, for the net change in the liability for unrecognized tax benefits as a result of settlements in various tax jurisdictions. During the six-month period ended September 26, 2008, the provision for income taxes includes a benefit of approximately $38.5 million for the reversal of valuation allowances and other tax reserves.

Recent Accounting Pronouncements
In June 2009, a new accounting standard was issued which removes the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009 and is required to be adopted by the Company in the first quarter of fiscal year 2011. The adoption of this standard will not have any impact on the Company’s consolidated statement of operations and could require that future sales of accounts receivable be treated as a financing activity in the statement of cash flows and as a liability on the Company’s balance sheet (see Note 8).
In June 2009, a new accounting standard was issued which amends the consolidation guidance applicable to variable interest entities (“VIEs”), the approach for determining the primary beneficiary of a VIE, and disclosure requirements of a Company’s involvement with VIEs. This standard is effective for fiscal years beginning after November 15, 2009 and is required to be adopted by the Company in the first quarter of fiscal year 2011. The adoption of this standard will not have any impact on the Company’s consolidated statement of operations and could require that future sales of accounts receivable be treated as a financing activity in the statement of cash flows and as a liability on the Company’s balance sheet (see Note 8).
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
Compensation expense for the Company’s stock options and unvested share bonus awards was as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(In thousands)		(In thousands)
Cost of sales	$2,375	$2,148	$5,015	$4,191
Selling, general and administrative expenses	10,620	15,348	23,183	27,321

Total stock-based compensation expense	$12,995	$17,496	$28,198	$31,512

On July 14, 2009, the Company launched an exchange offer under which eligible employees had the opportunity to voluntarily exchange their eligible stock options granted under certain of the Company’s equity compensation plans for a lesser amount of replacement stock options granted under one of the Company’s current equity incentive plans with new exercise prices equal to the closing price of the Company’s ordinary shares on the date of exchange (the “Exchange”). The Exchange offer was open to all active U.S. and international employees of the Company, except in those jurisdictions where the local law, administrative burden or similar considerations made participation in the program illegal, inadvisable or impractical, and where exclusion otherwise was consistent with the Company’s compensation policies with respect to those jurisdictions. The Exchange offer was not open to the Company’s Board of Directors or its executive officers. To be eligible for exchange an option must: (i) have had an exercise price of at least $10.00 per share, (ii) have been outstanding, and (iii) have been granted at least 12 months prior to the commencement date of the Exchange offer. All replacement option grants were subject to a vesting schedule of two, three or four years from the date of grant of the replacement options depending on the remaining vesting period of the option grants surrendered for cancellation in the Exchange. The number of replacement options an eligible employee received in exchange for an eligible option grant was determined by an exchange ratio applicable to that option. Stock options with exercise prices between $10.00 and $11.99 were exchangeable for new options at a rate of 1.5 existing options per new option grant, and stock options with exercise prices of $12.00 or more were exchangeable at a rate of 2.4 existing options per new option grant. Outstanding Options covering approximately 29.8 million shares were eligible to participate in the Exchange.
The Exchange was completed on August 11, 2009. Approximately 27.9 million stock options were tendered in the Exchange, and approximately 16.9 million replacement options were granted with an exercise price of $5.57, a weighted average vesting term of 1.58 years, and a contractual life of 7 years. The Exchange was accounted for as a modification of the existing option awards tendered in the Exchange. As a result of the Exchange, the Company will recognize approximately $1.8 million in incremental compensation expense over the expected service period of the replacement grants’ vesting terms.

Excluding options granted in the Exchange, for the three months ended October 2, 2009, the Company granted 302,900 stock options and 317,229 unvested share bonus awards, at a weighted average fair value per award of $2.70 and $7.31, respectively. As of October 2, 2009, total unrecognized compensation expense related to stock options was $75.9 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 2.3 years. Total unrecognized compensation expense related to unvested share bonus awards was $64.2 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 1.7 years. Approximately $29.6 million of the unrecognized compensation cost is related to awards where vesting is contingent upon meeting both a service requirement and achievement of longer-term goals. As of October 2, 2009, management believes achievement of these goals is not probable, and these unvested share bonus awards are not expected to vest and the cost is not expected to be recognized.
The number of options outstanding and exercisable as of October 2, 2009 were 64.9 million and 25.2 million, at weighted average exercise prices of $7.10 and $10.50, respectively.
4. EARNINGS PER SHARE
The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(In thousands, except per share amounts)
Basic earnings per share:
Net income (loss)	$19,659	$27,071	$(134,384)	$146,280
Shares used in computation:
Weighted-average ordinary shares outstanding	811,364	828,182	810,769	832,337

Basic earnings (loss) per share	$0.02	$0.03	$(0.17)	$0.18

Diluted earnings per share:
Net income (loss)	$19,659	$27,071	$(134,384)	$146,280
Shares used in computation:
Weighted-average ordinary shares outstanding	811,364	828,182	810,769	832,337
Weighted-average ordinary share equivalents from stock options and awards (1)	5,896	1,848	—	2,942
Weighted-average ordinary share equivalents from convertible notes (2)	—	—	—	—

Weighted-average ordinary shares and ordinary share equivalents outstanding	817,260	830,030	810,769	835,279

Diluted earnings (loss) per share	$0.02	$0.03	$(0.17)	$0.18

(1)
As a result of the Company’s net loss, ordinary share equivalents from approximately 5.3 million options and share bonus awards were excluded from the calculation of diluted earnings (loss) per share for the six-month period ended October 2, 2009. Ordinary share equivalents from stock options to purchase approximately 41.1 million and 50.0 million shares outstanding during the three-month and six-month periods ended October 2, 2009, respectively, and 65.1 million and 54.5 million shares outstanding during the three-month and six-month periods ended September 26, 2008, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)
On July 31, 2009, the principal amount of the Company’s Zero Coupon Convertible Junior Subordinated Notes was settled in cash upon maturity. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the face value) in stock. The face value was $10.50 per share. On the maturity date the Company’s stock price was less than the face value, and therefore no shares were issued.

During December 2008, the Company purchased an aggregate principal amount of $260.0 million of its outstanding 1% Convertible Subordinated Notes, which resulted in a reduction of the ordinary share equivalents into which such notes were convertible from approximately 32.2 million to approximately 15.5 million. As the Company has the positive intent and ability to settle the principal amount of these notes in cash, all ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over face value) in stock. The conversion price is $15.525 per share (subject to certain adjustments). During the three-month and six-month periods ended October 2, 2009 and September 26, 2008, the conversion obligation was less than the principal portion of these notes and accordingly, no additional shares were included as ordinary share equivalents.

5. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(In thousands)		(In thousands)
Net income (loss)	$19,659	$27,071	$(134,384)	$146,280
Other comprehensive income:
Foreign currency translation adjustment	17,637	(20,012)	27,929	(19,185)
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	2,558	1,640	13,988	8,195

Comprehensive income (loss)	$39,854	$8,699	$(92,467)	$135,290

6. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of	As of
	October 2, 2009	March 31, 2009
	(In thousands)
Short term bank borrowings	$1,719	$1,854
0.00% convertible junior subordinated notes due July 2009	—	189,045
1.00% convertible subordinated notes due August 2010	226,156	218,391
6.50% senior subordinated notes due May 2013	299,806	399,622
6.25% senior subordinated notes due November 2014	302,172	402,090
Term Loan Agreement, including current portion, due in installments through October 2014	1,700,445	1,709,116
Other	20,028	21,416

	2,550,326	2,941,534
Current portion	(252,591)	(207,991)

Non-current portion	$2,297,735	$2,733,543

As of October 2, 2009 and March 31, 2009, there were no borrowings outstanding under the Company’s $2.0 billion credit facility, and the Company was in compliance with the financial covenants under this credit facility.
On July 31, 2009, the Company paid $195.0 million to redeem the Zero Coupon Convertible Junior Subordinated Notes upon their maturity. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the face value) in stock. The face value was $10.50 per share. On the maturity date, the Company’s stock price was less than the face value, and therefore no shares were issued.
During June 2009, the Company paid approximately $203.2 million to purchase an aggregate principal amount of $99.8 million of its outstanding 6 1/2% Senior Subordinated Notes due 2013 (the “6 1/2% Notes”) and an aggregate principal amount of $99.9 million of its outstanding 6 1/4% Senior Subordinated Notes due 2014 (the “6 1/4% Notes” and collectively referred to as the “Notes”) in a cash tender offer (the “Offer”). The cash paid included $8.8 million in consent fees (as discussed further below) paid to holders of the Notes that were tendered but not purchased as well as to holders that consented but did not tender, which were capitalized and will be recognized as a component of interest expense over the remaining life of the Notes. The Company recognized an immaterial gain during the six-month period ended October 2, 2009 associated with the partial extinguishment of the Notes, net of approximately $5.3 million for transaction costs and the write-down of related debt issuance costs, which is included in Other charges, net in the Condensed Consolidated Statement of Operations.

In conjunction with the Offer, the Company obtained consents from the holders of Notes tendered but not purchased, as well as from holders that consented but did not tender, to certain amendments to the restricted payments covenants and certain related definitions in each of the indentures (the “Indentures”) under which the Notes were issued. The amendments permit the Company greater flexibility to purchase or make other payments in respect of its equity securities and debt that is subordinated to the Notes and to make certain other restricted payments under each Indenture.
Adjustments to Beginning Accumulated Deficit and Interest Expense
On April 1, 2009, the Company adopted a new accounting standard related to accounting for convertible debt instruments that may be settled in cash upon conversion. The adoption of the new standard affected the accounting for the Company’s 1% Convertible Subordinated Notes and Zero Coupon Convertible Junior Subordinated Notes (collectively referred to as the “Convertible Notes”) by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the debt component at the Company’s nonconvertible debt borrowing rate on the date of issuance.
The standard required the Company to record the change in accounting principle retrospectively to all periods presented, which included cumulative effect adjustments as of March 31, 2009 to the opening balance of Accumulated deficit of approximately $225.0 million, an approximate $27.6 million reduction in the carrying value of the Convertible Notes, an increase in the recorded value of Ordinary shares of approximately $252.0 million, which represents the carrying amount of the equity component, and a reduction to deferred financing costs of approximately $525,000, which is included in Other assets. The adjustment to Accumulated deficit represented imputed interest for the period from issuance of each convertible note to March 31, 2009, and a $5.8 million reduction in the gain recognized during the three-month period ended December 31, 2008 for the partial extinguishment of the 1% Convertible Subordinated Notes. Coupon interest expense and discount amortization related to the original issuance costs was immaterial for all periods presented.
The estimated fair value of the initial debt components of the Company’s 1% Convertible Subordinated Notes and Zero Coupon Convertible Junior Subordinated Notes were $310.9 million and $111.3 million, respectively, based on the present value of the contractual cash flows discounted at an appropriate comparable market nonconvertible debt borrowing rate at the date of issuance. The Company is amortizing the discounts using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The amortization of the discount resulted in effective interest rates of 8.21% for the 1% Convertible Subordinated Notes and 9.23% for the Zero Coupon Convertible Junior Subordinated Notes. The adoption of the new standard had no impact on the Company’s consolidated cash flows. Below is a summary of the financial statement effects of implementing the new standard on the affected notes and interest expense.

			Zero Coupon Convertible Junior
	1% Convertible Subordinated Notes		Subordinated Notes
	October 2, 2009	March 31, 2009	October 2, 2009	March 31, 2009
	(In thousands)
Balance Sheet:
Principal amount of Notes	$239,993	$239,993	$—	$195,000
Unamortized discount	(13,837)	(21,602)	—	(5,955)

Net carrying amount of Notes	$226,156	$218,391	$—	$189,045

	Three-Month Periods Ended		Three-Month Periods Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(In thousands)
Income Statement:
Amortization of discount net of adjustments to deferred financing costs	$3,829	$7,343	$1,659	$4,058

	Six-Month Periods Ended		Six-Month Periods Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(In thousands)
Amortization of discount net of adjustments to deferred financing costs	$7,561	$14,500	$5,976	$8,004

As a result of the new standard, basic and diluted net income per share decreased by $0.01 for the three-month period and increased the net loss per share by $0.02 for the six-month period ended October 2, 2009. Basic and diluted net income per share decreased by $0.01 and $0.03 for the three-month and six-month periods ended September 26, 2008, respectively.
Fair Values
As of October 2, 2009, the approximate fair values of the Company’s 6.5% Senior Subordinated Notes, 6.25% Senior Subordinated Notes, 1% Convertible Subordinated Notes and debt outstanding under its Term Loan Agreement were 97.0%, 96.0%, 97.1% and 91.3% of the face values of the debt obligations, respectively, based on broker trading prices.
Interest Expense
During the three-month and six-month periods ended October 2, 2009, the Company recognized interest expense of $39.3 million and $85.5 million (including $5.5 million and $13.5 million for the application of the new accounting standard discussed above, respectively, on its debt obligations outstanding during the period. During the three-month and six-month periods ended September 26, 2008, the Company recognized interest expense of $64.8 million and $134.1 million (including $11.4 million and $22.5 million for the retrospective application of the new accounting standard), respectively, on its debt obligations.

7. FINANCIAL INSTRUMENTS
Foreign Currency Contracts
As of October 2, 2009, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $1.7 billion as summarized below:

		Foreign	Notional
		Currency	Contract Value
Currency	Buy/Sell	Amount	in USD
		(In thousands)
Cash Flow Hedges
EUR	Sell	19,312	$26,380
JPY	Buy	3,522,050	35,848
MXN	Buy	428,000	30,214
Other	Buy	N/A	27,757

			120,199

Other Forward/Swap Contracts
BRL	Buy	117,665	57,000
BRL	Sell	125,923	53,896
CAD	Buy	58,165	46,830
CAD	Sell	125,431	99,276
EUR	Buy	166,012	221,374
EUR	Sell	361,724	485,089
GBP	Sell	30,784	44,222
HUF	Buy	9,152,200	41,067
MYR	Buy	190,746	52,623
SEK	Buy	1,121,118	138,638
Other	Buy	N/A	206,428
Other	Sell	N/A	134,058

			1,580,501

Total Notional Contract Value in USD			$1,700,700

As of October 2, 2009 and March 31, 2009, the fair value of the Company’s short-term foreign currency contracts was not material and is included in Other current assets or Other current liabilities, as applicable, in the Condensed Consolidated Balance Sheet. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as a hedging activity. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of Interest and other expense, net in the Condensed Consolidated Statement of Operations. As of October 2, 2009 and March 31, 2009, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders’ equity in the Condensed Consolidated Balance Sheet, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred gains as of October 2, 2009 are expected to be recognized as a component of cost of sales in the Condensed Consolidated Statement of Operations over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of Interest and other expense, net in the Condensed Consolidated Statement of Operations.

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

$1,147.0

These contracts provide for the receipt of interest payments at rates equal to the terms of the various tranches of the underlying borrowings outstanding under the term loan arrangement (excluding the applicable margin), other than the two $250.0 million swaps, expiring October 2010, and the $100 million swap expiring January 2010, which provide for the receipt of interest at one-month Libor while the underlying borrowings are based on three-month Libor.
All of the Company’s interest rate swap agreements are accounted for as cash flow hedges, and there was no charge for ineffectiveness during the three-month and six-month periods ended October 2, 2009 and September 26, 2008. For the three-month and six-month periods ended October 2, 2009 and September 26, 2008 the net amount recorded as interest expense from these swaps was not material. As of October 2, 2009 and March 31, 2009 the fair value of the Company’s interest rate swaps was not material and is included in Other current liabilities in the Condensed Consolidated Balance Sheets, with a corresponding decrease in other comprehensive income. The deferred losses included in other comprehensive income will effectively be released through earnings as the Company makes fixed, and receives variable, interest payments over the remaining term of the swaps through January 2011.
8. TRADE RECEIVABLES SECURITIZATION
The Company continuously sells designated pools of trade receivables under two asset backed securitization programs.
Global Asset-Backed Securitization Agreement
The Company continuously sells a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to two commercial paper conduits, administered by an unaffiliated financial institution. In addition to these commercial paper conduits, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.00% of serviced receivables per annum. Servicing fees recognized during the three-month and six-month periods ended October 2, 2009 and September 26, 2008 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates that the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
During October 2009, the agreement was amended such that the Obligor Specific Tranche (“OST”) in the amount of $100.0 million was removed, and the maximum investment limit of the two commercial paper conduits was increased to $500.0 million exclusive of the OST. Additionally, the Company now pays commitment and program fees totaling 1.5% per annum under the facility to the extent funded through the issuance of commercial paper.

The third-party special purpose entity is a qualifying special purpose entity, and accordingly, the Company does not consolidate this entity. As of October 2, 2009 and March 31, 2009, approximately $462.1 million and $422.0 million of the Company’s accounts receivable, respectively, had been sold to this third-party qualified special purpose entity. The amounts represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The accounts receivable balances that were sold under this agreement were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The Company received net cash proceeds of approximately $299.4 million and $298.1 million from the commercial paper conduits for the sale of these receivables as of October 2, 2009 and March 31, 2009, respectively. The difference between the amount sold to the commercial paper conduits (net of the Company’s investment participation) and net cash proceeds received from the commercial paper conduits is recognized as a loss on sale of the receivables and recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations. The Company has a recourse obligation that is limited to the deferred purchase price receivable. The deferred purchase price receivable, which approximates 5% of the total sold receivables, and the Company’s own investment participation, the aggregate total of which was approximately $162.7 million and $123.8 million as of October 2, 2009 and March 31, 2009, respectively, is recorded in Other current assets in the Condensed Consolidated Balance Sheets as of October 2, 2009 and March 31, 2009. The amount of the Company’s own investment participation varies depending on certain criteria, mainly the collection performance on the sold receivables. As the recoverability of the trade receivables underlying the Company’s own investment participation is determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts prior to sale into the third party qualified special purpose entity, the fair value of the Company’s own investment participation reflects the estimated recoverability of the underlying trade receivables.
North American Asset-Backed Securitization Agreement
The Company continuously sells a designated pool of trade receivables to an affiliated special purpose vehicle, which in turn sells an undivided ownership interest to an agent on behalf of two commercial paper conduits administered by unaffiliated financial institutions. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.50% per annum on the outstanding balance of the serviced receivables. Servicing fees recognized during the three-month and six month periods ended October 2, 2009 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates that the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
The maximum investment limit of the two commercial paper conduits is $300.0 million. During September 2009, the agreement was amended such that the Company pays commitment fees of 0.80% per annum on the aggregate amount of the liquidity commitments of the financial institutions under the facility (which approximates the maximum investment limit) and program fees of 0.70% on the aggregate amounts invested under the facility by the conduits to the extent funded through the issuance of commercial paper.
The affiliated special purpose vehicle is not a qualifying special purpose entity, since the Company, by design of the transaction, absorbs the majority of expected losses from transfers of trade receivables into the special purpose vehicle and, as such, is deemed the primary beneficiary of this entity. Accordingly, the Company consolidates the special purpose vehicle. As of October 2, 2009 and March 31, 2009, the Company transferred approximately $426.4 million and $448.7 million, respectively, of receivables into the special purpose vehicle described above. The Company sold approximately $180.2 million of the $426.4 million of receivables as of October 2, 2009, and $173.8 million of the $448.7 million of receivables as of March 31, 2009 to the two commercial paper conduits and received approximately $179.5 million and $173.1 million as of October 2, 2009 and March 31, 2009, respectively, in net cash proceeds for the sales. The accounts receivable balances that were sold to the two commercial paper conduits under this agreement were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows, and the difference between the amount sold and net cash proceeds received was recognized as a loss on sale of the receivables, and is recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations. The remaining trade receivables transferred into the special purpose vehicle and not sold to the two commercial paper conduits comprise the primary assets of that entity, and are included in trade accounts receivable, net in the Condensed Consolidated Balance Sheets of the Company. The recoverability of these trade receivables, both those included in the Condensed Consolidated Balance Sheets and those sold but uncollected by the commercial paper conduits, is determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts. Although the special purpose vehicle is fully consolidated by the Company, it is a separate corporate entity and its assets are available first to satisfy the claims of its creditors.

The Company also sold accounts receivables to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $90.7 million and $171.6 million as of October 2, 2009 and March 31, 2009, respectively. These receivables were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
9. RESTRUCTURING CHARGES
The Company recognized restructuring charges of approximately $12.6 million and $77.4 million during the three-month and six-month periods ended October 2, 2009 as part of its restructuring plans previously announced in March 2009 in order to rationalize the Company’s global manufacturing capacity and infrastructure in response to macroeconomic conditions. The costs associated with these restructuring activities include employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. The restructuring charges by reportable geographic region for the six-month period amounted to approximately $36.0 million, $16.6 million and $24.8 million for Asia, the Americas and Europe, respectively. The Company classified approximately $12.4 million and $64.5 million of these charges as a component of cost of sales during the three-month and six-month periods ended October 2, 2009, respectively.
During the six-month period ended October 2, 2009 the Company recognized approximately $26.5 million of employee termination costs associated with the involuntary terminations of 3,046 identified employees. The involuntary employee terminations by reportable geographic region amounted to approximately 607, 1,635 and 804 for Asia, the Americas and Europe respectively. Approximately $23.0 million of these charges were classified as a component of cost of sales.
During the six-month period ended October 2, 2009, the Company recognized approximately $35.5 million for the write-down of property and equipment, which is no longer in use, to management’s estimate of fair value. Approximately $25.8 million of these charges were classified as a component of cost of sales. The restructuring charges recognized during the six-month period ended October 2, 2009 also included approximately $15.4 million for other exit costs, all of which was primarily classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations associated with facility and equipment lease terminations and facility abandonment and refurbishment costs.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of October 2, 2009 for charges incurred in fiscal year 2010 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2009	$101,213	$—	$60,254	$161,467
Activities during the first quarter:
Provisions incurred in fiscal year 2010	19,369	31,791	13,679	64,839
Cash payments for charges incurred in fiscal year 2010	(7,325)	—	(6,243)	(13,568)
Cash payments for charges incurred in fiscal year 2009	(41,533)	—	(1,015)	(42,548)
Cash payments for charges incurred in fiscal year 2008 and prior	(9,211)	—	(11,549)	(20,760)
Non-cash charges incurred during the year	—	(31,791)	(27)	(31,818)

Balance as of July 3, 2009	62,513	—	55,099	117,612
Activities during the second quarter:
Provisions incurred in fiscal year 2010	7,139	3,712	1,740	12,591
Cash payments for charges incurred in fiscal year 2010	(10,994)	—	(5,104)	(16,098)
Cash payments for charges incurred in fiscal year 2009	(13,286)	—	(1,690)	(14,976)
Cash payments for charges incurred in fiscal year 2008 and prior	(4,196)	—	(2,071)	(6,267)
Non-cash charges incurred during the year	—	(3,712)	—	(3,712)

Balance as of October 2, 2009	41,176	—	47,974	89,150
Less: current portion (classified as other current liabilities)	(39,139)	—	(22,969)	(62,108)

Accrued restructuring costs, net of current portion (classified as other liabilities)	$2,037	$—	$25,005	$27,042

As of October 2, 2009, accrued costs related to restructuring charges incurred during fiscal year 2010 were approximately $12.2 million, which was all classified as a current obligation.
As of October 2, 2009 and March 31, 2009, accrued restructuring costs for charges incurred during fiscal year 2009 were approximately $21.5 million and $79.0 million, respectively, of which approximately $3.4 million and $4.8 million, respectively, were classified as long-term obligations. As of October 2, 2009 and March 31, 2009, accrued restructuring costs for charges incurred during fiscal years 2008 and prior were approximately $55.4 million and $82.4 million, respectively, of which approximately $23.7 million and $29.0 million, respectively, were classified as long-term obligations.
The Company recognized restructuring charges of approximately $29.2 million during the six-month period ended September 26, 2008 primarily for employee termination costs associated with the involuntary terminations of 1,667 identified employees. The activities associated with these charges were substantially completed within one year of the commitment dates of the respective activities. The Company classified approximately $26.3 million of these charges as a component of cost of sales during the six-month period ended September 28, 2008.
As of October 2, 2009 and March 31, 2009, assets that were no longer in use and held for sale totaled approximately $60.5 million and $46.8 million, respectively, primarily representing manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in Other current assets in the Condensed Consolidated Balance Sheets.
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

11. BUSINESS AND ASSET ACQUISITIONS
During the six-month period ended October 2, 2009, the Company paid approximately $59.1 million relating to the contingent consideration or deferred purchase price payments related to four historical acquisitions. The purchase price for certain historical acquisitions is subject to adjustments for contingent consideration. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.
During the six-month period ended September 26, 2008, the Company completed six acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s design and manufacturing capabilities for the computing, infrastructure, industrial and consumer digital market segments, and expanded the Company’s power supply capabilities. The aggregate cash paid for these acquisitions totaled approximately $179.8 million, net of cash acquired. The purchase prices for these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company also paid approximately $2.4 million relating to a contingent purchase price adjustment from a certain historical acquisition.

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
We are one of the world’s largest EMS providers, with revenues of $5.8 billion and $11.6 billion during the three-month and six-month periods ended October 2, 2009, and $30.9 billion in fiscal year 2009. As of March 31, 2009, our total manufacturing capacity was approximately 27.2 million square feet. We help customers design, build, ship and service electronics products through a network of facilities in 30 countries across four continents. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing site (in thousands):

	Six-Month Periods Ended
Net sales:	October 2, 2009	September 26, 2008
China	$3,903,051	$5,457,113
Mexico	1,710,089	1,744,761
U.S	1,730,836	2,556,196
Malaysia	1,088,084	2,584,433
Hungary	717,271	726,932
Other	2,465,109	4,143,327

	$11,614,440	$17,212,762

	As of	As of
Property and equipment, net:	October 2, 2009	March 31, 2009
China	$918,782	$1,001,832
Mexico	348,653	342,662
U.S	182,969	187,108
Hungary	163,644	178,251
Malaysia	106,510	127,927
Other	460,112	496,001

	$2,180,670	$2,333,781

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
Our operating results are affected by a number of factors, including the following:
•	changes in the macroeconomic environment and related changes in consumer demand;

•	our exposure to financially troubled customers;

•
the effects on our business when our customers are not successful in marketing their products, when their products do not gain widespread commercial acceptance, as well as the effects on our business due to our customers’ products having short product life cycles;

•	our customers’ ability to cancel or delay orders or change production quantities;

•	integration of acquired businesses and facilities;

•
the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•
our increased design services and components offerings, which at times has reduced our profitability as we are required to make substantial investments in the resources necessary to design and develop these products without cost recovery and margin generation; and

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers.
Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design, manufacturing, and distribution requirements. Following the 2001 — 2002 technology downturn, and until the current macroeconomic downturn, we saw an overall increase in penetration of global OEM manufacturing requirements as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. As a result of recent macroeconomic conditions, the global economic crisis and related decline in demand for our customers’ products, many of our OEM customers have reduced their manufacturing and supply chain outsourcing, which has negatively impacted our capacity utilization levels and thus the overall profitability of the Company. In response, we announced in March 2009 restructuring plans intended to rationalize our global manufacturing capacity and infrastructure with the intent to improve our operational efficiencies by reducing excess workforce and capacity. We have recognized approximately $228.0 million of associated charges since the announcement, with approximately $12.6 million and $77.4 million recognized during the three-month and six-month periods ended October 2, 2009. We estimate approximately $22.0 million of restructuring related charges associated with these actions remain.

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

	Three-Month Periods Ended		Six-Month Periods Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.7	95.3	94.9	94.7
Restructuring charges	0.2	—	0.6	0.2

Gross profit	5.1	4.7	4.5	5.1
Selling, general and administrative expenses	3.0	2.9	3.3	2.9
Intangible amortization	0.4	0.6	0.4	0.4
Restructuring charges	—	—	0.1	—
Other charges, net	1.6	0.1	1.7	0.1
Interest and other expense, net	0.6	0.7	0.6	0.7

Income (loss) before income taxes	(0.5)	0.4	(1.6)	1.0
Provision for (benefit from) income taxes	(0.8)	0.1	(0.4)	0.1

Net income	0.3%	0.3%	(1.2)%	0.9%

Net sales
Net sales during the three-month period ended October 2, 2009 totaled $5.8 billion, representing a decrease of $3.1 billion, or 35%, from $8.9 billion during the three-month period ended September 26, 2008, primarily due to reduced customer demand as a result of the weakened macroeconomic environment. Sales decreased across all of the markets we serve, consisting of: (i) $1.2 billion in the infrastructure market, (ii) $738.3 million in the mobile communications market, (iii) $504.9 million in the consumer digital market, (iv) $330.4 million in the computing market and (v) $300.8 million in the industrial, medical, automotive and other markets. Net sales also decreased across all of the geographic regions we serve including $1.7 billion in Asia, $950.1 million in the Americas, and $401.5 million in Europe.
Net sales during the six-month period ended October 2, 2009 totaled $11.6 billion, representing a decrease of $5.6 billion, or 33%, from $17.2 billion during the six-month period ended September 26, 2008, primarily due to reduced customer demand as a result of the weakened macroeconomic environment. Sales decreased across all of the markets we serve, consisting of: (i) $2.2 billion in the infrastructure market, (ii) $1.1 billion in the mobile communications market, (iii) $824.7 million in the industrial, medical, automotive and other markets, (iv) $755.4 million in the consumer digital market, and (v) $656.7 million in the computing market. Net sales during the six-month period ended October 2, 2009 decreased across all of the geographic regions we serve including $3.3 billion in Asia, $1.8 billion in the Americas, and $540.2 million in Europe.

Our ten largest customers during the three-month and six-month periods ended October 2, 2009 accounted for approximately 47% of net sales in each period, respectively, with no customer accounting for greater than 10% of our net sales during either period. Our ten largest customers during the three-month and six-month periods ended September 26, 2008 accounted for approximately 53% and 54% of net sales, respectively, with Sony-Ericsson accounting for greater than 10% of our net sales for both periods.
Gross profit
Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. Gross profit during the three-month period ended October 2, 2009 decreased $117.9 million to $299.6 million, or 5.1% of net sales, from $417.5 million, or 4.7% of net sales, during the three-month period ended September 26, 2008. The 40 basis point period-over-period increase in gross margin was primarily attributable to a $96.7 million charge recognized in the fiscal 2009 second quarter for the write-down of inventory and related contractual obligations associated with customers that were experiencing significant financial difficulty, partially offset by lower capacity utilization as a result of recent macroeconomic conditions and related decline in customer demand, net of cost reduction benefits from our recent restructuring activities.
Gross profit during the six-month period ended October 2, 2009 decreased $350.6 million to $523.6 million, or 4.5% of net sales, from $874.2 million, or 5.1% of net sales, during the six-month period ended September 26, 2008. The 60 basis point period-over-period decrease in gross margin was primarily the result of lower capacity utilization in the current period as a result of current macroeconomic conditions and related decline in customer demand. In addition, we recognized an approximate 40 basis point increase in restructuring charges in the current period as compared with the year ago period. The factors contributing to the decrease in gross margin during fiscal 2010 were offset by a $96.7 million, or approximately 60 basis point, charge in the fiscal 2009 period for the write-down of inventory and related contractual obligations associated with customers that were experiencing significant financial difficulty.
Restructuring charges
We recognized restructuring charges of approximately $12.6 million and $77.4 million during the three-month and six-month periods ended October 2, 2009. Restructuring charges incurred during the three-month and six-month periods ended October 2, 2009 were primarily related to rationalizing the Company’s global manufacturing capacity and infrastructure as a result of the current macroeconomic conditions. This global recession and related decline in demand for our customers’ products across all of the industries the Company serves, has caused our OEM customers to reduce their manufacturing and supply chain outsourcing and has negatively impacted the Company’s capacity utilization levels. Our restructuring activities are intended to improve the Company’s operational efficiencies by reducing excess workforce and capacity. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. We classified approximately $12.4 million and $64.5 million of the charges as a component of cost of sales during the three-month and six-month periods ended October 2, 2009. The charges recognized by reportable geographic region during the six-month period ended October 2, 2009 amounted to $36.0 million, $16.6 million and $24.8 million for Asia, the Americas and Europe, respectively. Approximately $35.5 million of the charges were non-cash, for the write-down of property and equipment, which is no longer in use, to management’s estimate of fair value, for the six-month period ended October 2, 2009. As of October 2, 2009, accrued costs related to restructuring charges incurred during the six-month period ended October 2, 2009 were approximately $12.2 million, all of which were classified as a short-term obligation.
We recognized $29.2 million of restructuring charges during the six-month period ended September 26, 2008. Restructuring charges were due to the Company realigning workforce and capacity.

Refer to Note 9, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses, or SG&A, amounted to $176.2 million, or 3.0% of net sales, during the three-month period ended October 2, 2009, compared to $258.7 million, or 2.9% of net sales, during the three-month period ended September 26, 2008. The decrease in SG&A expense during the three-month period ended October 2, 2009 was primarily the result of our restructuring activities and discretionary cost reduction actions. The increase in SG&A as a percentage of net sales during the three-month period ended October 2, 2009, was primarily attributable to the rapid and significant decline in sales, which exceeded our ability to reduce costs in the short-term.
Selling, general and administrative expenses, or SG&A, amounted to $377.9 million, or 3.3% of net sales, during the six-month period ended October 2, 2009, compared to $507.3 million, or 2.9% of net sales, during the six-month period ended September 26, 2008. The decrease in SG&A expense during the six-month period ended October 2, 2009 was primarily the result of our restructuring activities and discretionary cost reduction actions. The increase in SG&A as a percentage of net sales during the six-month period ended October 2, 2009, was primarily attributable to the rapid and significant decline in sales, which exceeded our ability to reduce costs in the short-term.
Intangible amortization
Amortization of intangible assets during the three-month period ended October 2, 2009 decreased by $27.6 million to $22.7 million from $50.3 million during the three-month period ended September 26, 2008, primarily due to the Company’s use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.
Amortization of intangible assets during the six-month period ended October 2, 2009 decreased by $29.6 million to $46.0 million from $75.6 million during the six-month period ended September 26, 2008. The reduction in expense during the six-month period ended October 2, 2009 was primarily due to the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.
Other charges, net
During the second quarter of fiscal year 2010, we recognized charges totaling approximately $92.0 million associated with the impairment of notes receivable from one affiliate and an equity investment in another affiliate. The notes receivable were partially impaired during the fourth quarter of fiscal year 2009 based on discussions with a third party for the potential sale of the notes and the related expected recoverable value. Subsequent deterioration in the affiliate’s business prospects, cash flow expectations, and increased liquidity concerns has resulted in an additional impairment. Similarly, deterioration in the business prospects and liquidity concerns of the equity investment occurring in the six-month period ended October 2, 2009 has resulted in an impairment of the carrying value to the estimated recoverable value.
In August 2009, we sold one of our non-majority owned investments and related note receivable for approximately $252.5 million, net of closing costs. In conjunction with this transaction we recognized an impairment charge of approximately $107.4 million in the three-month period ended July 3, 2009. Total impairment charges related to our equity investments and notes receivable for the six-month period ended October 2, 2009 were approximately $199.4 million.
During the three-month and six-month periods ended September 26, 2008, we recognized $11.9 million in charges for other-than-temporary impairment of certain of our investments primarily associated with a customer that was experiencing significant financial and liquidity difficulties.
Interest and other expense, net
On April 1, 2009, the Company adopted a new accounting standard related to accounting for convertible debt instruments that may be settled in cash upon conversion. The adoption of the new standard affected the accounting for the Company’s 1% Convertible Subordinated Notes and Zero Coupon Convertible Junior Subordinated Notes (collectively referred to as the “Convertible Notes”) by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the debt component at the Company’s nonconvertible debt borrowing rate on the date of issuance. The standard required the Company to record the change in accounting principle retrospectively to all periods presented. As a result of the adoption of this standard, we recognized approximately $5.5 million and $13.5 million in incremental non-cash interest expense during the three-month and six-month periods ended October 2, 2009. In addition, we retrospectively adjusted interest and other expense, net for the three-month and six-month periods ended September 26, 2008 to include $11.4 million and $22.5 million of incremental non-cash interest expense.

Interest and other expense, net was $38.1 million during the three-month period ended October 2, 2009 compared to $59.4 million (as restated for the retrospective application of the new accounting standard) during the three-month period ended September 26, 2008, a decrease of $21.3 million. The decrease in expense is primarily the result of less debt outstanding during the period including the approximate $200.0 million aggregate principal reduction in the 6 1/2% Senior Subordinated Notes and the 6 1/4% Senior Subordinated Notes. Further reduction in interest expense was due to, lower interest rates on our variable rate debt and a decrease in non-cash interest expense due to our repurchase of $260.0 million of principal value of our 1% Convertible Subordinated Notes in December 2008 and redemption of our Zero Coupon Convertible Junior Subordinated Notes in July 2009, partially offset by less interest income resulting from the reduction in other notes receivable that were sold during the second quarter of fiscal year 2010.
Interest and other expense, net was $75.0 million during the six-month period ended October 2, 2009 compared to $110.1 million (as restated for the retrospective application of the new accounting standard) during the six-month period ended September 26, 2008, a decrease of $35.1 million. The decrease in expense is primarily the result of less debt outstanding during the period including the approximate $200.0 million aggregate principal reduction in the 6 1/2% Senior Subordinated Notes and the 6 1/4% Senior Subordinated Notes. Further reduction in interest expense was due to lower interest rates on our variable rate debt and a decrease in non-cash interest expense due to our repurchase of $260.0 million of principal value of our 1% Convertible Subordinated Notes in December 2008 and redemption of our Zero Coupon Convertible Junior Subordinated Notes in July 2009, partially offset by less interest income resulting from the reduction in other notes receivable that were sold during the second quarter of fiscal year 2010.
Income taxes
Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 8, “Income Taxes,” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for further discussion.
The Company has tax loss carryforwards attributable to continuing operations for which we have recognized deferred tax assets. Our policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the six-month period ended October 2, 2009, the provision for income taxes includes a benefit of approximately $75.2 million for the net change in the liability for unrecognized tax benefits as a result of settlements in various tax jurisdictions. During the six-month period ended September 26, 2008, the provision for income taxes includes a benefit of approximately $38.5 million for the reversal of a valuation allowance.
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
LIQUIDITY AND CAPITAL RESOURCES
As of October 2, 2009, we had cash and cash equivalents of approximately $2.0 billion and bank and other borrowings of approximately $2.6 billion. We also had a $2.0 billion credit facility, under which we had no borrowings outstanding as of October 2, 2009. As of October 2, 2009, we were in compliance with the covenants under the Company’s indentures and credit facilities.
Cash provided by operating activities amounted to $418.4 million during the six-month period ended October 2, 2009. The Company’s $134.4 million net loss for the period included approximately $466.5 million of non-cash expenses for depreciation, amortization, and impairment charges. The remaining increase of approximately $86.3 million in cash from operations was driven from fluctuations in net working capital and primarily driven by a reduction in inventory.

Cash provided by investing activities amounted to $116.1 million. This resulted primarily from proceeds related to the sale of an equity investment and note receivable for $255.3 million, net of closing costs, and was partially offset by approximately $80.2 million in capital expenditures for equipment, net of proceeds on sales and $59.1 million for deferred purchase price payments related to certain historical acquisitions.
Cash used in financing activities amounted to $405.3 million during the six-month period ended October 2, 2009. During June 2009, we used $203.2 million to repurchase an aggregate principal amount of $99.8 million of the 6 1/2% Senior Subordinated Notes due 2013 (“6 1/2% Notes”) and an aggregate principal amount of $99.9 million of the 6 1/4% Senior Subordinated Notes due 2014 (“6 1/4% Notes”) in a cash tender offer. On July 31, 2009, we paid $195.0 million to redeem the 0% Convertible Junior Subordinated Notes upon their maturity.
As of October 2, 2009, quarterly maturities of our bank borrowings, long-term debt and capital lease obligations were as follows:

	First	Second	Third	Fourth
Fiscal Year	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)
2010			$6,330	$5,151	$11,481
2011	$4,829	$236,962	4,127	4,209	250,127
2012	4,209	4,209	4,167	4,167	16,752
2013	4,167	479,661	2,937	2,937	489,702
2014	302,743	2,937	2,907	2,907	311,494
2015	2,907	1,154,761	302,172	—	1,459,840
Thereafter (1)	—	—	—	—	13,474

Total					$2,552,870

(1)	Represents cumulative maturities for years subsequent to March 31, 2015.
We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase shares. In connection with the June 2009 purchase of our outstanding 6 1/2% Notes and 6 1/4% Notes, we paid $8.8 million in fees for the consents to certain amendments to the restricted payments covenants and certain related definitions in each of the indentures under which these notes were issued. The amendments permit us greater flexibility to purchase or make other payments in respect of our equity securities and debt that is subordinated to each of the notes and to make other restricted payments under each of the indentures. The next significant debt maturity is the 1.00% Convertible Subordinated Notes due August 2010 for an amount of $240.0 million.
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

Historically, we have funded our operations from existing cash and cash equivalents, cash generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables under asset backed securitization programs, and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements, to certain third-party banking institutions with limited recourse. As of October 2, 2009 and March 31, 2009 we sold receivables totaling $570.4 million and $643.6 million, respectively, net of our participation through asset-backed security and other financing arrangements, which are not included in our Condensed Consolidated Balance Sheets. Our asset backed securitization programs include certain limits on customer default rates. Given the current macroeconomic environment, it is possible that we will experience default rates in excess of those limits, which, if not waived by the counterparty, could impair our ability to sell receivables under these arrangements in the future.
We may enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and future growth. The sale or issuance of equity or convertible debt securities could result in dilution to current shareholders. Additionally, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations and could increase debt service obligations. This increased indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit our ability to access additional capital or execute our business strategy. Any downgrades in credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms.
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
OFF-BALANCE SHEET ARRANGEMENTS
We continuously sell a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to an investment conduit administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. The fair value of our investment participation, together with our recourse obligation that approximates 5% of the total receivables sold, was approximately $162.7 million and $123.8 million as of October 2, 2009 and March 31, 2009, respectively. Refer to Note 8, “Trade Receivables Securitization” of the Notes to Condensed Consolidated Financial Statements for further discussion.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the six-month period ended October 2, 2009 as compared to the fiscal year ended March 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 2, 2009, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2009, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual General Meeting of Shareholders on September 22, 2009 at 847 Gibralter Drive, Milpitas, California, 95035, U.S.A. at which the following matters were acted upon:

1a.	Re-election of Mr. James A. Davidson as a director to our Board of Directors.	For: Against: Abstain:	625,200,969 107,071,520 853,516

1b.	Re-election of Mr. Lip-Bu Tan as a director to our Board of Directors.	For: Against: Abstain:	700,600,954 31,683,637 841,415

2a.	Re-election of Mr. Robert L. Edwards as a director to our Board of Directors.	For: Against: Abstain:	717,986,650 14,333,289 806,067

2b.	Re-election of Mr. Daniel H. Schulman as a director to our Board of Directors.	For: Against: Abstain:	663,823,591 68,523,864 778,551

2c.	Re-election of Mr. William D. Watkins as a director to our Board of Directors.	For: Against: Abstain:	700,705,995 31,611,006 809,005

3.	Re-appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2010 and authorization of our Board of Directors to fix their remuneration.	For: Against: Abstain:	729,786,147 2,738,030 601,829

4.	Approval of the general authorization for our Directors to allot and issue ordinary shares.	For: Against: Abstain: Broker Non Votes:	613,867,384 34,603,559 324,199 84,330,864

5.	Approval of the proposed renewal of the share repurchase mandate relating to acquisitions by us of our issued ordinary shares.	For: Against: Abstain: Broker Non Votes:	646,418,704 1,100,568 1,275,871 84,330,863

6.
Approval to provide US$75,000 of annual cash compensation to each of our non-employee directors, an additional US$100,000 of annual cash compensation to the non-employee Chairman of the Board in lieu of one-half of the annual share bonus award, and an additional US$10,000 of annual cash compensation for each non-employee director who serves on the Compensation Committee (other than the Chairman of the Compensation Committee).
		For: Against: Abstain:	719,142,907 11,475,452 2,507,419

At the meeting, Messrs. James A. Davidson, Lip-Bu Tan, Robert L. Edwards, Daniel H. Schulman and William D. Watkins were re-elected to the Board of Directors. Messrs. H. Raymond Bingham, Willy C. Shih, Ph.D. and Michael M. McNamara continued their terms of office as directors following the meeting.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit
10.01	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.

10.02	Solectron Corporation 2002 Stock plan, as amended.

10.03	Summary of Directors’ Compensation.

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Flextronics International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer (Principal Executive Officer)
Date: November 3, 2009

/s/ Paul Read
Paul Read
Chief Financial Officer (Principal Financial Officer)
Date: November 3, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit
10.01	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.

10.02	Solectron Corporation 2002 Stock plan, as amended.

10.03	Summary of Directors’ Compensation.

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Flextronics International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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