Form 10-Q
period 2009-12-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2010-02-02
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2009

Ordinary Shares, No Par Value	812,626,293

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore
We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2009, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended December 31, 2009 and December 31, 2008, and of cash flows for the nine-month periods ended December 31, 2009 and December 31, 2008. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 2, 2010

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2009	March 31, 2009
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,241,870	$1,821,886
Accounts receivable, net of allowance for doubtful accounts of $15,863 and $29,020 as of December 31, 2009 and March 31, 2009, respectively	2,416,812	2,316,939
Inventories	2,781,707	2,996,785
Other current assets	878,428	799,396

Total current assets	8,318,817	7,935,006
Property and equipment, net	2,139,380	2,333,781
Goodwill and other intangible assets, net	267,385	291,491
Other assets	272,200	756,662

Total assets	$10,997,782	$11,316,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$255,928	$208,403
Accounts payable	4,428,427	4,049,534
Accrued payroll	332,634	336,123
Other current liabilities	1,476,295	1,814,711

Total current liabilities	6,493,284	6,408,771
Long-term debt and capital lease obligations, net of current portion	2,294,733	2,733,680
Other liabilities	307,605	313,321
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, no par value; 842,398,327 and 839,412,939 shares issued, and 812,618,605 and 809,633,217 outstanding as of December 31, 2009 and March 31, 2009, respectively	8,909,420	8,862,008
Treasury stock, at cost; 29,779,722 shares as of December 31, 2009 and March 31, 2009, respectively	(260,074)	(260,074)
Accumulated deficit	(6,724,831)	(6,683,317)
Accumulated other comprehensive loss	(22,355)	(57,449)

Total shareholders’ equity	1,902,160	1,861,168

Total liabilities and shareholders’ equity	$10,997,782	$11,316,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$6,556,137	$8,153,289	$18,170,577	$25,366,051
Cost of sales	6,173,461	7,855,950	17,199,814	24,168,167
Restructuring charges	9,624	—	74,136	26,317

Gross profit	373,052	297,339	896,627	1,171,567
Selling, general and administrative expenses	205,614	275,922	583,551	783,235
Intangible amortization	21,440	32,613	67,484	108,176
Goodwill impairment charge	—	5,949,977	—	5,949,977
Restructuring charges	162	—	13,079	2,898
Other charges (income), net	—	3,196	199,398	15,133
Interest and other expense, net	40,555	65,233	115,533	175,350

Income (loss) before income taxes	105,281	(6,029,602)	(82,418)	(5,863,202)
Provision for (benefit from) income taxes	12,411	2,947	(40,904)	23,067

Net income (loss)	$92,870	$(6,032,549)	$(41,514)	$(5,886,269)

Earnings per share:
Basic	$0.11	$(7.45)	$(0.05)	$(7.14)

Diluted	$0.11	$(7.45)	$(0.05)	$(7.14)

Weighted-average shares used in computing per share amounts:
Basic	812,367	809,536	811,302	824,737

Diluted	825,545	809,536	811,302	824,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31,
	2009	2008
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,514)	$(5,886,269)
Depreciation, amortization and other impairment charges	586,392	435,467
Goodwill impairment charge	—	5,949,977
Gain on repurchase of 1% Convertible Subordinated Notes	—	(22,325)
Provision for doubtful accounts	27,239	66,588
Changes in working capital and other, net of acquisitions	177,591	487,797

Net cash provided by operating activities	749,708	1,031,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of dispositions	(120,399)	(373,266)
Acquisition of businesses, net of cash acquired	(66,294)	(199,584)
Proceeds from divestitures of operations	—	5,269
Other investments and notes receivable, net	259,753	(8,085)

Net cash provided by (used in) investing activities	73,060	(575,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	785,111	9,317,918
Repayments of bank borrowings, long-term debt and capital lease obligations	(997,001)	(9,289,583)
Payments for repurchase of long-term debt	(203,183)	(226,199)
Payments for repurchase of ordinary shares	—	(260,074)
Net proceeds from issuance of ordinary shares	4,559	12,842

Net cash used in financing activities	(410,514)	(445,096)

Effect of exchange rates on cash	7,730	65,858

Net increase in cash and cash equivalents	419,984	76,331
Cash and cash equivalents, beginning of period	1,821,886	1,719,948

Cash and cash equivalents, end of period	$2,241,870	$1,796,279

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
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2009 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2010. The Company evaluated subsequent events for disclosure through February 2, 2010.
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

During the three-month and nine-month periods ended December 31, 2008, the Company incurred $145.3 million and $262.7 million of charges, respectively, for Nortel and other customers that filed for bankruptcy or restructuring protection or otherwise were experiencing significant financial and liquidity difficulties. Of these charges, the Company classified approximately $98.0 million and $194.7 million in cost of sales related to the write-down of inventory and associated contractual obligations and $47.3 million and $68.0 million as selling, general and administrative expenses for provisions for doubtful accounts and other claims, respectively.
In November 2009, the Company agreed to a settlement with Nortel primarily related to pre-bankruptcy petition claims. As a result, the Company revised its estimates related to the recovery of Nortel accounts receivable, certain retirement and contractual obligations and other claims. In addition, the Company has continued to recover amounts related to previously reserved inventory as a result of continuing business with Nortel post bankruptcy. During the three-month period ended December 31, 2009, the Company recorded a net $2.3 million reduction to the original charge, which included a reduction to cost of sales of $26.3 million and an increase to selling, general and administrative expenses of $24.0 million.
Inventories
The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	December 31, 2009	March 31, 2009
	(In thousands)
Raw materials	$1,762,563	$1,907,584
Work-in-progress	474,581	524,038
Finished goods	544,563	565,163

	$2,781,707	$2,996,785

Property and Equipment
Depreciation expense associated with property and equipment amounted to approximately $95.6 million and $281.5 million for the three-month and nine-month periods ended December 31, 2009, respectively, and $100.8 million and $284.6 million for the three-month and nine-month periods ended December 31, 2008, respectively. Proceeds from the disposition of property and equipment were $35.7 million and $36.7 million during the nine-month periods ended December 31, 2009 and December 31, 2008, respectively, and are presented net with purchases of property and equipment within cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.
Goodwill and Other Intangibles
The following table summarizes the activity in the Company’s goodwill account during the nine-month period ended December 31, 2009:

Amount
(In thousands)
Balance, beginning of the year	$36,776
Acquisition (1)	12,482
Purchase accounting adjustments (2)	31,382
Foreign currency translation adjustments	(818)

Balance, end of the quarter	$79,822

(1)	Balance is attributable to an acquisition that was not significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 12, “Business and Asset Acquisitions.”

(2)
Includes adjustments and reclassifications resulting from management’s review of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition, based on management’s estimates. The amount was attributable to purchase accounting adjustments for certain historical acquisitions that were not individually, nor in the aggregate, significant to the Company.

The components of acquired intangible assets are as follows:

	As of December 31, 2009			As of March 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer-related	$502,790	$(336,090)	$166,700	$506,449	$(280,046)	$226,403
Licenses and other	54,798	(33,935)	20,863	54,559	(26,247)	28,312

Total	$557,588	$(370,025)	$187,563	$561,008	$(306,293)	$254,715

Total intangible amortization expense was $21.4 million and $67.5 million during the three-month and nine-month periods ended December 31, 2009, respectively, and $32.6 million and $108.2 million during the three-month and nine-month periods ended December 31, 2008, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2010 (1)	$20,886
2011	63,007
2012	41,526
2013	28,103
2014	18,314
Thereafter	15,727

Total amortization expense	$187,563

(1)	Represents estimated amortization for the three-month period ending March 31, 2010.
Other Assets
The Company has certain equity investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2009 and March 31, 2009, the Company’s equity investments and notes receivable from these non-publicly traded companies totaled $27.6 million and $473.6 million respectively. The Company monitors these investments and notes receivable for impairment and makes appropriate reductions in carrying values as required.
In August 2009, the Company sold one of its non-majority owned investments and related note receivable for approximately $252.5 million, net of closing costs. In conjunction with this transaction the Company recognized an impairment charge of approximately $107.4 million during the first quarter of fiscal 2010. During the second quarter of fiscal 2010, the Company recognized charges totaling approximately $92.0 million associated with the impairment of notes receivable from one affiliate and an equity investment in another affiliate. Deterioration in the business prospects, cash flow expectations, and increased liquidity concerns of the affiliate and the equity investment resulted in the impairment of the carrying value to the estimated recoverable value. Total impairment charges related to the Company’s equity investments and notes receivable for the nine-month period ended December 31, 2009 were approximately $199.4 million and are included in Other charges, net in the Condensed Consolidated Statements of Operations.
Provision for income taxes
The Company has tax loss carryforwards attributable to continuing operations for which the Company has recognized deferred tax assets. The Company’s policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the three-month and nine-month periods ended December 31, 2009, the provision for income taxes includes a benefit of approximately $11.3 million and $86.5 million, respectively, for the net change in the liability for unrecognized tax benefits and settlements in various tax jurisdictions. During the nine-month period ended December 31, 2008, the provision for income taxes includes a benefit of approximately $57.9 million for the reversal of valuation allowances and other tax reserves.

Recent Accounting Pronouncements
In June 2009, a new accounting standard was issued which removes the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009 and is required to be adopted by the Company in the first quarter of fiscal year 2011. The adoption of this standard is not expected to have any impact on the Company’s consolidated statement of operations and the Company is continuing to evaluate whether it will require that future sales of accounts receivable be treated as a financing activity in the statement of cash flows and as a liability on the Company’s balance sheet (see Note 8).
In June 2009, a new accounting standard was issued which amends the consolidation guidance applicable to variable interest entities (“VIEs”), the approach for determining the primary beneficiary of a VIE, and disclosure requirements of a company’s involvement with VIEs. This standard is effective for fiscal years beginning after November 15, 2009 and is required to be adopted by the Company in the first quarter of fiscal year 2011. The adoption of this standard is not expected to have any impact on the Company’s consolidated statement of operations and the Company is continuing to evaluate whether it will require that future sales of accounts receivable be treated as a financing activity in the statement of cash flows and as a liability on the Company’s balance sheet (see Note 8).
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
Compensation expense for the Company’s stock options and unvested share bonus awards was as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Cost of sales	$2,712	$2,607	$7,727	$6,798
Selling, general and administrative expenses	11,275	15,179	34,458	42,500

Total stock-based compensation expense	$13,987	$17,786	$42,185	$49,298

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
Excluding options granted in the Exchange, for the three-month period ended December 31, 2009, the Company granted 143,100 stock options and 77,400 unvested share bonus awards, at a weighted average fair value per award of $3.19 and $7.07, respectively. As of December 31, 2009, total unrecognized compensation expense related to stock options was $67.0 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 2.2 years. Total unrecognized compensation expense related to unvested share bonus awards was $57.8 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 1.5 years. Approximately $27.4 million of the unrecognized compensation cost is related to awards where vesting is contingent upon meeting both a service requirement and achievement of longer-term goals. As of December 31, 2009, management believes achievement of these goals is not probable, and these unvested share bonus awards are not expected to vest and the cost is not expected to be recognized.
The number of options outstanding was 63.8 million and exercisable was 24.9 million as of December 31, 2009, at weighted average exercise prices of $7.10 and $10.56, respectively.
4. EARNINGS PER SHARE
The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Basic earnings per share:
Net income (loss)	$92,870	$(6,032,549)	$(41,514)	$(5,886,269)
Shares used in computation:
Weighted-average ordinary shares outstanding	812,367	809,536	811,302	824,737

Basic earnings (loss) per share	$0.11	$(7.45)	$(0.05)	$(7.14)

Diluted earnings per share:
Net income (loss)	$92,870	$(6,032,549)	$(41,514)	$(5,886,269)
Shares used in computation:
Weighted-average ordinary shares outstanding	812,367	809,536	811,302	824,737
Weighted-average ordinary share equivalents from stock options and awards (1)	13,178	—	—	—
Weighted-average ordinary share equivalents from convertible notes (2)	—	—	—	—

Weighted-average ordinary shares and ordinary share equivalents outstanding	825,545	809,536	811,302	824,737

Diluted earnings (loss) per share	$0.11	$(7.45)	$(0.05)	$(7.14)

(1)
As a result of the Company’s net loss for the nine-month period ended December 31, 2009, ordinary share equivalents from approximately 7.9 million options and share bonus awards were excluded from the calculation of diluted earnings (loss) per share. Ordinary share equivalents from stock options to purchase approximately 26.8 million and 42.7 million shares outstanding during the three-month and nine-month periods ended December 31, 2009, respectively, and 73.3 million and 68.2 million shares outstanding during the three-month and nine-month periods ended December 31, 2008, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)
On July 31, 2009, the principal amount of the Company’s Zero Coupon Convertible Junior Subordinated Notes was settled in cash upon maturity. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the conversion price) in stock. The conversion price was $10.50 per share. On the maturity date the Company’s stock price was less than the conversion price, and therefore no shares were issued.

During December 2008, the Company purchased an aggregate principal amount of $260.0 million of its outstanding 1% Convertible Subordinated Notes, which resulted in a reduction of the ordinary share equivalents into which such notes were convertible from approximately 32.2 million to approximately 15.5 million. As the Company has the positive intent and ability to settle the principal amount of these notes in cash, all ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over conversion price) in stock. The conversion price is $15.525 per share (subject to certain adjustments). During the three-month and nine-month periods ended December 31, 2009 and December 31, 2008, the conversion obligation was less than the principal portion of these notes and accordingly, no additional shares were included as ordinary share equivalents.

5. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$92,870	$(6,032,549)	$(41,514)	$(5,886,269)
Other comprehensive income:
Foreign currency translation adjustment	(11,468)	(25,219)	16,461	(44,404)
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	4,645	(34,091)	18,633	(25,896)

Comprehensive income (loss)	$86,047	$(6,091,859)	$(6,420)	$(5,956,569)

6. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of	As of
	December 31, 2009	March 31, 2009
	(In thousands)
0.00% convertible junior subordinated notes due July 2009	$—	$189,045
1.00% convertible subordinated notes due August 2010	230,147	218,391
6.50% senior subordinated notes due May 2013	299,806	399,622
6.25% senior subordinated notes due November 2014	302,172	402,090
Term Loan Agreement, including current portion, due in installments through October 2014	1,696,110	1,709,116
Other	20,066	23,270

	2,548,301	2,941,534
Current portion	(255,273)	(207,991)

Non-current portion	$2,293,028	$2,733,543

As of December 31, 2009 and March 31, 2009, there were no borrowings outstanding under the Company’s $2.0 billion credit facility, and the Company was in compliance with the financial covenants under this credit facility.
On July 31, 2009, the Company paid $195.0 million to redeem the Zero Coupon Convertible Junior Subordinated Notes upon their maturity. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the conversion price) in stock. The conversion price was $10.50 per share. On the maturity date, the Company’s stock price was less than the conversion price, and therefore no shares were issued.

During June 2009, the Company paid approximately $203.2 million to purchase an aggregate principal amount of $99.8 million of its outstanding 6.5% Senior Subordinated Notes due 2013 and an aggregate principal amount of $99.9 million of its outstanding 6.25% Senior Subordinated Notes due 2014 collectively referred to as the “Notes” in a cash tender offer (the “Offer”). The cash paid included $8.8 million in consent fees (as discussed further below) paid to holders of the Notes that were tendered but not purchased as well as to holders that consented but did not tender, which were capitalized and are being recognized as a component of interest expense over the remaining life of the Notes. The Company recognized an immaterial gain during the nine-month period ended December 31, 2009 associated with the partial extinguishment of the Notes, net of approximately $5.3 million for transaction costs and the write-down of related debt issuance costs, which is included in Other charges, net in the Condensed Consolidated Statement of Operations.
In conjunction with the Offer, the Company obtained consents to certain amendments to the restricted payments covenants and certain related definitions in each of the indentures (the “Indentures”) under which the Notes were issued. The amendments permit the Company greater flexibility to purchase or make other payments in respect of its equity securities and debt that is subordinated to the Notes and to make certain other restricted payments under each Indenture.
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
The standard required the Company to record the change in accounting principle retrospectively to all periods presented, which included cumulative effect adjustments as of March 31, 2009 to the opening balance of Accumulated deficit of approximately $225.0 million, an approximate $27.6 million reduction in the carrying value of the Convertible Notes, an increase in the recorded value of Ordinary shares of approximately $252.0 million, which represents the carrying amount of the equity component, and a reduction to deferred financing costs of approximately $525,000, which is included in Other assets. The adjustment to Accumulated deficit represented imputed interest for the period from issuance of each convertible note to March 31, 2009, and a $5.8 million reduction in the gain recognized during the three-month and nine-month periods ended December 31, 2008 for the partial extinguishment of the 1% Convertible Subordinated Notes. Coupon interest expense and discount amortization related to the original issuance costs were immaterial for all periods presented.

The estimated fair value of the initial debt components of the Company’s 1% Convertible Subordinated Notes and Zero Coupon Convertible Junior Subordinated Notes were $310.9 million and $111.3 million, respectively, based on the present value of the contractual cash flows discounted at an appropriate comparable market nonconvertible debt borrowing rate at the date of issuance. The Company is amortizing the discounts using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The amortization of the discount resulted in effective interest rates of 8.21% for the 1% Convertible Subordinated Notes and 9.23% for the Zero Coupon Convertible Junior Subordinated Notes. The adoption of the new standard had no impact on the Company’s consolidated cash flows. Below is a summary of the financial statement effects of implementing the new standard:

			Zero Coupon Convertible Junior Subordinated
	1% Convertible Subordinated Notes		Notes
Balance Sheet:	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
	(In thousands)
Principal amount of Notes	$239,993	$239,993	$—	$195,000
Unamortized discount	(9,846)	(21,602)	—	(5,955)

Net carrying amount of Notes	$230,147	$218,391	$—	$189,045

	Three-Month Periods Ended		Three-Month Periods Ended
	December 31,		December 31,
Income Statement:	2009	2008	2009	2008
	(In thousands)
Amortization of discount net of adjustments to deferred financing costs	$3,889	$7,465	$—	$4,127
Gain on repurchase of 1% Convertible Subordinated Notes	—	5,823	—	—

Total	$3,889	$13,288	$—	$4,127

	Nine-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Amortization of discount net of adjustments to deferred financing costs	$11,450	$21,965	$5,976	$12,131
Gain on repurchase of 1% Convertible Subordinated Notes	—	5,823	—	—

Total	$11,450	$27,788	$5,976	$12,131

The new standard did not change basic and diluted net income per share for the three-month period ended December 31, 2009, however, for the nine-month period basic and diluted net income per share decreased by $0.02 per share. For the three-month and nine-month periods ended December 31, 2008, basic and diluted net income per share decreased by $0.02 and $0.05, respectively.
Fair Values
As of December 31, 2009, the approximate fair values of the Company’s 6.5% Senior Subordinated Notes, 6.25% Senior Subordinated Notes, 1% Convertible Subordinated Notes and debt outstanding under its Term Loan Agreement were 100.125%, 98.375%, 98.5875% and 93.4% of the face values of the debt obligations, respectively, based on broker trading prices.
Interest Expense
During the three-month and nine-month periods ended December 31, 2009, the Company recognized interest expense of $36.7 million and $122.2 million (including $3.9 million and $17.4 million for the retrospective application of the new accounting standard discussed above), respectively, on its debt obligations outstanding during the period. During the three-month and nine-month periods ended December 31, 2008, the Company recognized interest expense of $63.5 million and $197.6 million (including $11.6 million and $34.1 million for the retrospective application of the new accounting standard), respectively, on its debt obligations.

7. FINANCIAL INSTRUMENTS
Foreign Currency Contracts
As of December 31, 2009, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $2.1 billion as summarized below:

		Foreign	Notional
		Currency	Contract Value
Currency	Buy/Sell	Amount	in USD
		(In thousands)
Cash Flow Hedges
EUR	Buy	19,209	$27,516
EUR	Sell	14,243	20,896
HUF	Buy	10,079,200	53,021
MXN	Buy	1,363,000	104,555
Other	Buy	N/A	60,927

			266,915

Other Forward/Swap Contracts
BRL	Sell	128,500	73,766
CAD	Buy	56,008	53,235
CAD	Sell	95,011	89,935
CNY	Buy	485,092	71,000
EUR	Buy	171,681	249,203
EUR	Sell	339,511	487,631
GBP	Sell	41,973	66,585
HUF	Buy	8,768,000	46,123
MYR	Buy	181,173	52,895
SEK	Buy	2,406,645	335,122
SEK	Sell	367,493	51,127
Other	Buy	N/A	176,310
Other	Sell	N/A	100,506

			1,853,438

Total Notional Contract Value in USD			$2,120,353

As of December 31, 2009 and March 31, 2009, the fair value of the Company’s short-term foreign currency contracts was not material and is included in Other current assets or Other current liabilities, as applicable, in the Condensed Consolidated Balance Sheet. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not treated as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of Interest and other expense, net in the Condensed Consolidated Statement of Operations. As of December 31, 2009 and March 31, 2009, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders’ equity in the Condensed Consolidated Balance Sheet, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred gains as of December 31, 2009 are expected to be recognized as a component of gross profit in the Condensed Consolidated Statement of Operations over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of Interest and other expense, net in the Condensed Consolidated Statement of Operations.

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

$1,147.0

These contracts provide for the receipt of interest payments at rates equal to the terms of the various tranches of the underlying borrowings outstanding under the term loan arrangement (excluding the applicable margin), other than the two $250.0 million swaps, expiring October 2010, and the $100.0 million swap expiring January 2010, which provide for the receipt of interest at one-month Libor while the underlying borrowings are based on three-month Libor. Two swaps totaling $200.0 million, with a weighted average interest rate of 2.195%, expired in January 2010.
All of the Company’s interest rate swap agreements are accounted for as cash flow hedges, and there was no charge for ineffectiveness during the three-month and nine-month periods ended December 31, 2009 and December 31, 2008. For the three-month and nine-month periods ended December 31, 2009 and December 31, 2008, the net amount recorded as interest expense from these swaps was not material. As of December 31, 2009 and March 31, 2009, the fair value of the Company’s interest rate swaps was not material and is included in Other current liabilities in the Condensed Consolidated Balance Sheets, with a corresponding decrease in other comprehensive income. The deferred losses included in other comprehensive income will effectively be released through earnings as the Company makes fixed, and receives variable, interest payments over the remaining term of the swaps through January 2011.
8. TRADE RECEIVABLES SECURITIZATION
The Company continuously sells designated pools of trade receivables under two asset backed securitization programs.
Global Asset-Backed Securitization Agreement
The Company continuously sells a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to two commercial paper conduits, administered by an unaffiliated financial institution. In addition to these commercial paper conduits, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.00% of serviced receivables per annum. Servicing fees recognized during the three-month and nine-month periods ended December 31, 2009 and December 31, 2008 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates that the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
During October 2009, the securitization agreement was amended such that the maximum investment limit of the two commercial paper conduits was $500.0 million. Additionally, the Company pays commitment and program fees totaling 1.5% per annum under the facility to the extent funded through the issuance of commercial paper.

The third-party special purpose entity is a qualifying special purpose entity, and accordingly, the Company does not consolidate this entity. As of December 31, 2009 and March 31, 2009, approximately $677.2 million and $422.0 million of the Company’s accounts receivable, respectively, had been sold to this third-party qualified special purpose entity. The amounts represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. The accounts receivable balances that were sold under this agreement were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The Company received net cash proceeds of approximately $399.2 million and $298.1 million from the commercial paper conduits for the sale of these receivables as of December 31, 2009 and March 31, 2009, respectively. The difference between the amount sold to the commercial paper conduits (net of the Company’s investment participation) and net cash proceeds received from the commercial paper conduits is recognized as a loss on sale of the receivables and recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations. The Company has a recourse obligation that is limited to the deferred purchase price receivable. The deferred purchase price receivable, which approximates 5% of the total sold receivables, and the Company’s own investment participation, the aggregate total of which was approximately $278.0 million and $123.8 million as of December 31, 2009 and March 31, 2009, respectively, is recorded in Other current assets in the Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2009. The amount of the Company’s own investment participation varies depending on certain criteria, mainly the collection performance on the sold receivables. As the recoverability of the trade receivables underlying the Company’s own investment participation is determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts prior to sale into the third party qualified special purpose entity, the fair value of the Company’s own investment participation reflects the estimated recoverability of the underlying trade receivables.
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
The maximum investment limit of the two commercial paper conduits is $300.0 million. During September 2009, the securitization agreement was amended such that the Company pays commitment fees of 0.80% per annum on the aggregate amount of the liquidity commitments of the financial institutions under the facility (which approximates the maximum investment limit) and program fees of 0.70% on the aggregate amounts invested under the facility by the conduits to the extent funded through the issuance of commercial paper.
The affiliated special purpose vehicle is not a qualifying special purpose entity, since the Company, by design of the transaction, absorbs the majority of expected losses from transfers of trade receivables into the special purpose vehicle and, as such, is deemed the primary beneficiary of this entity. Accordingly, the Company consolidates the special purpose vehicle. As of December 31, 2009 and March 31, 2009, the Company transferred approximately $408.4 million and $448.7 million, respectively, of receivables into the special purpose vehicle described above. The Company sold approximately $50.7 million of the $408.4 million of receivables as of December 31, 2009, and $173.8 million of the $448.7 million of receivables as of March 31, 2009 to the two commercial paper conduits and received approximately $50.0 million and $173.1 million as of December 31, 2009 and March 31, 2009, respectively, in net cash proceeds for the sales. The accounts receivable balances that were sold to the two commercial paper conduits under this agreement were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows, and the difference between the amount sold and net cash proceeds received was recognized as a loss on sale of the receivables, and is recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations. The remaining trade receivables transferred into the special purpose vehicle and not sold to the two commercial paper conduits comprise the primary assets of that entity, and are included in trade accounts receivable, net in the Condensed Consolidated Balance Sheets of the Company. The recoverability of these trade receivables, both those included in the Condensed Consolidated Balance Sheets and those sold but uncollected by the commercial paper conduits, is determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts. Although the special purpose vehicle is fully consolidated by the Company, it is a separate corporate entity and its assets are available first to satisfy the claims of its creditors.

The Company also sold accounts receivables to certain third-party banking institutions with limited recourse, which management believes is nominal. The outstanding balance of receivables sold and not yet collected was approximately $119.6 million and $171.6 million as of December 31, 2009 and March 31, 2009, respectively. These receivables were removed from the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
9. RESTRUCTURING CHARGES
The Company recognized restructuring charges of approximately $9.8 million and $87.2 million during the three-month and nine-month periods ended December 31, 2009 as part of its restructuring plans previously announced in March 2009 in order to rationalize the Company’s global manufacturing capacity and infrastructure in response to macroeconomic conditions. The costs associated with these restructuring activities include employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. The restructuring charges by reportable geographic region for the nine-month period amounted to approximately $39.7 million, $19.9 million and $27.6 million for Asia, the Americas and Europe, respectively. The Company classified approximately $9.6 million and $74.1 million of these charges as a component of cost of sales during the three-month and nine-month periods ended December 31, 2009, respectively.
During the nine-month period ended December 31, 2009 the Company recognized approximately $33.1 million of employee termination costs associated with the involuntary terminations of 4,286 identified employees. The involuntary employee terminations by reportable geographic region for the nine-month period ended December 31, 2009, amounted to approximately 1,325, 2,094 and 867 for Asia, the Americas and Europe, respectively. Approximately $29.2 million of these charges were classified as a component of cost of sales.
During the nine-month period ended December 31, 2009, the Company recognized approximately $38.4 million for the write-down of property and equipment, which is no longer in use, to management’s estimate of fair value. Approximately $28.7 million of these charges were classified as a component of cost of sales. The restructuring charges recognized during the nine-month period ended December 31, 2009 also included approximately $15.7 million for other exit costs, the majority of which were classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations associated with facility and equipment lease terminations and facility abandonment and refurbishment costs.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2009 for charges incurred in fiscal year 2010 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2009	$101,213	$—	$60,254	$161,467
Activities during the first quarter:
Provisions incurred in fiscal year 2010	19,369	31,791	13,679	64,839
Cash payments for charges incurred in fiscal year 2010	(7,325)	—	(6,243)	(13,568)
Cash payments for charges incurred in fiscal year 2009	(41,533)	—	(1,015)	(42,548)
Cash payments for charges incurred in fiscal year 2008 and prior	(9,211)	—	(11,549)	(20,760)
Non-cash charges incurred during the quarter	—	(31,791)	(27)	(31,818)

Balance as of July 3, 2009	62,513	—	55,099	117,612
Activities during the second quarter:
Provisions incurred in fiscal year 2010	7,139	3,712	1,740	12,591
Cash payments for charges incurred in fiscal year 2010	(10,994)	—	(5,104)	(16,098)
Cash payments for charges incurred in fiscal year 2009	(13,286)	—	(1,690)	(14,976)
Cash payments for charges incurred in fiscal year 2008 and prior	(4,196)	—	(2,071)	(6,267)
Non-cash charges incurred during the quarter	—	(3,712)	—	(3,712)

Balance as of October 2, 2009	41,176	—	47,974	89,150
Activities during the third quarter:
Provisions incurred in fiscal year 2010	6,615	2,915	256	9,786
Cash payments for charges incurred in fiscal year 2010	(5,694)	—	(1,649)	(7,343)
Cash payments for charges incurred in fiscal year 2009	(3,820)	—	(569)	(4,389)
Cash payments for charges incurred in fiscal year 2008 and prior	(3,207)	—	(3,494)	(6,701)
Non-cash charges incurred during the quarter	—	(2,915)	—	(2,915)

Balance as of December 31, 2009	35,070	—	42,518	77,588
Less: current portion (classified as other current liabilities)	(33,057)	—	(19,006)	(52,063)

Accrued restructuring costs, net of current portion (classified as other liabilities)	$2,013	$—	$23,512	$25,525

As of December 31, 2009, accrued costs related to restructuring charges incurred during fiscal year 2010 were approximately $11.8 million, the entire amount of which was classified as current.
As of December 31, 2009 and March 31, 2009, accrued restructuring costs for charges incurred during fiscal year 2009 were approximately $17.1 million and $79.0 million, respectively, of which approximately $3.4 million and $4.8 million, respectively, were classified as long-term obligations. As of December 31, 2009 and March 31, 2009, accrued restructuring costs for charges incurred during fiscal years 2008 and prior were approximately $48.7 million and $82.4 million, respectively, of which approximately $22.1 million and $29.0 million, respectively, were classified as long-term obligations.
The Company recognized restructuring charges of approximately $29.2 million during the nine-month period ended December 31, 2008 primarily for employee termination costs associated with the involuntary terminations of 1,667 identified employees. The Company classified approximately $26.3 million of these charges as a component of cost of sales during the nine-month period ended December 31, 2008.
As of December 31, 2009 and March 31, 2009, assets that were no longer in use and held for sale totaled approximately $50.0 million and $46.8 million, respectively, primarily representing manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in Other current assets in the Condensed Consolidated Balance Sheets.
For further discussion of the Company’s historical restructuring activities, refer to Note 9 “Restructuring Charges” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10. OTHER CHARGES (INCOME), NET
During the nine-month period ended December 31, 2009, the Company recognized impairment charges totaling approximately $199.4 million related to our equity investments and notes receivable. Refer to Note 2, “Summary of Accounting Policies” for further discussion.
During the three-month and nine-month periods ended December 31, 2008, the Company recognized $25.5 million and $37.5 million, respectively, in charges for the other-than-temporary impairment of certain of the Company’s investments in companies that were experiencing significant financial and liquidity difficulties. Refer to Note 2, “Summary of Accounting Policies” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for further discussion. These charges were partially offset by a gain of approximately $22.3 million associated with the partial extinguishment of the Company’s 1% Convertible Subordinated Notes due August 1, 2010, adjusted for the retrospective adoption of a new accounting standard as discussed in Note 6.
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
12. BUSINESS AND ASSET ACQUISITIONS
During the nine-month period ended December 31, 2009, the Company paid approximately $66.3 million, net of cash acquired, for contingent consideration, deferred purchase price payments related to four historical acquisitions, and payments for two completed acquisitions. The completed acquisitions were not individually, nor in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses expanded the Company’s capabilities in the medical and automotive market segments. The purchase price for certain historical acquisitions completed prior to fiscal 2010 is subject to adjustments for contingent consideration and generally has not been recorded as part of the purchase price, pending the outcome of the contingency. Contingent considerations and provisional fair value adjustments for acquisitions completed in fiscal year 2010 are subject to change as certain information as of the date of the respective acquisition is evaluated during the measurement period, not to exceed one year subsequent to the acquisition date.
During the nine-month period ended December 31, 2008, the Company completed six acquisitions that were not individually, nor in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s design and manufacturing capabilities for the computing, infrastructure, industrial and consumer digital market segments, and expanded the Company’s power supply capabilities. The aggregate cash paid for these acquisitions totaled approximately $197.1 million, net of cash acquired. The Company recorded goodwill of $112.0 million from these acquisitions. The purchase prices for these acquisitions were allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company paid approximately $2.4 million relating to a contingent purchase price adjustment from a certain historical acquisition. The purchase price for certain acquisitions prior to fiscal 2010 is subject to adjustment for contingent consideration, based upon the business achieving specified levels of earnings through fiscal year 2010. Generally, the contingent consideration for these acquisitions has not been recorded as part of the purchase price, pending the outcome of the contingency.

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
We are one of the world’s largest EMS providers, with revenues of $6.6 billion and $18.2 billion during the three-month and nine-month periods ended December 31, 2009, and $30.9 billion in fiscal year 2009. As of March 31, 2009, our total manufacturing capacity was approximately 27.2 million square feet. We help customers design, build, ship and service electronics products through a network of facilities in 30 countries across four continents. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing site:

	Nine-Month Periods Ended
	December 31,
Net sales:	2009	2008
	(In thousands)
China	$6,252,155	$8,165,207
Mexico	2,665,940	2,584,797
U.S.	2,531,435	3,863,976
Malaysia	1,808,453	3,489,264
Hungary	1,197,865	1,199,505
Other	3,714,729	6,063,302

	$18,170,577	$25,366,051

	As of	As of
Property and equipment, net:	December 31, 2009	March 31, 2009
	(In thousands)
China	$899,389	$1,001,832
Mexico	355,089	342,662
U.S.	176,431	187,108
Hungary	161,868	178,251
Malaysia	105,419	127,927
Other	441,184	496,001

	$2,139,380	$2,333,781

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
Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design, manufacturing, and distribution requirements. Following the 2001 — 2002 technology downturn, and until the current macroeconomic downturn, we saw an overall increase in penetration of global OEM manufacturing requirements as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. As a result of recent macroeconomic conditions, the global economic crisis and related decline in demand for our customers’ products, many of our OEM customers have reduced their manufacturing and supply chain outsourcing, which has negatively impacted our capacity utilization levels and thus the overall profitability of the Company. In response, we announced in March 2009 restructuring plans intended to rationalize our global manufacturing capacity and infrastructure with the intent to improve our operational efficiencies by reducing excess workforce and capacity. We have recognized approximately $237.8 million of associated charges since the announcement, with approximately $9.8 million and $87.2 million recognized during the three-month and nine-month periods ended December 31, 2009. We estimate the cumulative charge of the announced restructuring plans to be approximately $250.0 million.

We focused on managing the controllable aspects of our business during the economic downturn; and have recognized margin improvements related to our cost reduction efforts and manufacturing efficiencies.
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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.2	96.4	94.7	95.3
Restructuring charges	0.1	—	0.4	0.1

Gross profit	5.7	3.6	4.9	4.6
Selling, general and administrative expenses	3.1	3.4	3.2	3.1
Intangible amortization	0.4	0.4	0.3	0.4
Goodwill impairment charge	—	73.0	—	23.5
Restructuring charges	—	—	0.1	—
Other charges, net	—	—	1.1	—
Interest and other expense, net	0.6	0.8	0.6	0.7

Income (loss) before income taxes	1.6	(74.0)	(0.4)	(23.1)
Provision for (benefit from) income taxes	0.2	—	(0.2)	0.1

Net income	1.4%	(74.0)%	(0.2)%	(23.2)%

Net sales
Net sales during the three-month period ended December 31, 2009 totaled $6.6 billion, representing a decrease of $1.6 billion, or 20%, from $8.2 billion during the three-month period ended December 31, 2008, primarily due to reduced customer demand as a result of the weakened macroeconomic environment. Sales decreased across most of the markets we serve, consisting of: (i) $844.6 million in the infrastructure market, (ii) $551.3 million in the consumer digital market, (iii) $121.2 million in the industrial, medical, automotive and other markets and (iv) $98.4 million in the mobile communications market. Net sales increased $18.3 million in the computing market. Net sales decreased across all of the geographic regions we serve including $636.0 million in Asia, $747.5 million in the Americas, and $213.7 million in Europe.
Net sales during the nine-month period ended December 31, 2009 totaled $18.2 billion, representing a decrease of $7.2 billion, or 28%, from $25.4 billion during the nine-month period ended December 31, 2008, primarily due to reduced customer demand as a result of the weakened macroeconomic environment. Sales decreased across all of the markets we serve, consisting of: (i) $3.1 billion in the infrastructure market, (ii) $1.3 billion in the consumer digital market, (iii) $1.2 billion in the mobile communications market, (iv) $945.8 million in the industrial, medical, automotive and other markets and (v) $638.4 million in the computing market. Net sales during the nine-month period ended December 31, 2009 decreased across all of the geographic regions we serve including $3.9 billion in Asia, $2.5 billion in the Americas, and $753.9 million in Europe.

Our ten largest customers during the three-month and nine-month periods ended December 31, 2009 accounted for approximately 49% and 47% of net sales in each period, respectively, with Hewlett-Packard accounting for greater than 10% of our net sales for both periods. Our ten largest customers during the three-month and nine-month periods ended December 31, 2008 accounted for approximately 48% and 52% of net sales, respectively, with Sony-Ericsson accounting for greater than 10% of our net sales for the nine-month period.
Gross profit
Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. Gross profit during the three-month period ended December 31, 2009 increased $75.8 million to $373.1 million, or 5.7% of net sales, from $297.3 million, or 3.6% of net sales, during the three-month period ended December 31, 2008. The 210 basis point period-over-period increase in gross margin was primarily attributable to a 160 basis point increase from the Nortel bankruptcy in the prior year, see below, and an increase primarily attributable to improved capacity utilization as a result of cost reduction benefits derived from our recent restructuring activities. This increase was partially offset by an approximate 10 basis point increase in restructuring charges recognized during the current period. Additionally, supply chain shortages were incurred during the three-month period ended December 31, 2009, but did not have a material impact on our operating results.
During the three-month and nine-month periods ended December 31, 2008, we incurred $145.3 million in charges related to the Nortel bankruptcy, of which $98.0 million were recorded in cost of sales. In November 2009, we agreed to a settlement with Nortel primarily related to pre-bankruptcy petition claims. As a result, we revised our estimates related to the recovery of Nortel accounts receivable, certain retirement and contractual obligations and other claims. In addition, the Company has continued to recover amounts related to previously reserved inventory as a result of continuing business with Nortel post bankruptcy. During the three-month period ended December 31, 2009, we recorded a net $2.3 million reduction to the original charge, which included a reduction to cost of sales of $26.3 million net of an increase to selling, general and administrative expenses of $24.0 million. The total impact of the $98.0 million prior charge coupled with the $26.3 million recovery resulted in a 160 basis point period-over-period increase in gross margin for the three-month period ended December 31, 2009. For the nine-month period ended December 31, 2009, the total increase in gross margin was approximately 50 basis points, primarily related to the prior year $98.0 million charge and the current year $26.3 million recovery.
Gross profit during the nine-month period ended December 31, 2009 decreased $274.9 million to $896.6 million, or 4.9% of net sales, from $1.2 billion, or 4.6% of net sales, during the nine-month period ended December 31, 2008. The decrease in gross profit was primarily the result of the $7.2 billion decrease in net sales as a result of recent macroeconomic conditions and the related decline in customer demand. The 30 basis point period-over-period increase in gross margin was primarily attributable to $262.7 million, or 100 basis points, in charges recognized in fiscal 2009 for financially distressed customers, including Nortel. This increase was offset by a 40 basis point increase in restructuring charges in the current year period and a reduction primarily attributable to lower capacity utilization as a result of the decrease in net sales, net of cost reduction benefits from our recent restructuring activities.

Restructuring charges
We recognized restructuring charges of approximately $9.8 million and $87.2 million during the three-month and nine-month periods ended December 31, 2009. Restructuring charges incurred during the three-month and nine-month periods ended December 31, 2009 were primarily related to rationalizing the Company’s global manufacturing capacity and infrastructure as a result of the recent macroeconomic conditions. This global recession and related decline in demand for our customers’ products has caused our OEM customers to reduce their manufacturing and supply chain outsourcing and has negatively impacted our capacity utilization levels. Our restructuring activities are intended to improve the Company’s operational efficiencies by reducing excess workforce and capacity. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. We classified approximately $9.6 million and $74.1 million of the charges as a component of cost of sales during the three-month and nine-month periods ended December 31, 2009, respectively. The charges recognized by reportable geographic region during the nine-month period ended December 31, 2009 amounted to $39.7 million, $19.9 million and $27.6 million for Asia, the Americas and Europe, respectively. Approximately $38.4 million of the charges, for the nine-month period ended December 31, 2009, were non-cash for the write-down of property and equipment which is no longer in use, based on management’s estimate of fair value. As of December 31, 2009, accrued costs related to restructuring charges incurred during the nine-month period ended December 31, 2009 were approximately $11.8 million, all of which were classified as a short-term obligation.
We recognized $29.2 million of restructuring charges during the nine-month period ended December 31, 2008, of which $26.3 million was classified as cost of sales. Restructuring charges were due to the Company realigning workforce and capacity.
Refer to Note 9, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses, or SG&A, amounted to $205.6 million, or 3.1% of net sales, during the three-month period ended December 31, 2009, compared to $275.9 million, or 3.4% of net sales, during the three-month period ended December 31, 2008. The overall decreases in SG&A expense and SG&A as a percentage of sales during the three-month period ended December 31, 2009 were primarily the result of our restructuring activities and discretionary cost reduction actions, partially offset by the $24.0 million, or 30 basis points, charge related to Nortel discussed in gross profit, above.
Selling, general and administrative expenses, or SG&A, amounted to $583.6 million, or 3.2% of net sales, during the nine-month period ended December 31, 2009, compared to $783.2 million, or 3.1% of net sales, during the nine-month period ended December 31, 2008. The decrease in SG&A expense during the nine-month period ended December 31, 2009 was primarily the result of our restructuring activities and discretionary cost reduction actions, partially offset by the $24.0 million charge related to Nortel discussed in gross profit, above. The increase in SG&A as a percentage of net sales during the nine-month period ended December 31, 2009, was primarily attributable to the rapid and significant decline in sales, which exceeded our ability to reduce costs in the short-term.
Intangible amortization
Amortization of intangible assets during the three-month period ended December 31, 2009 decreased by $11.2 million to $21.4 million from $32.6 million during the three-month period ended December 31, 2008, primarily due to the Company’s use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.
Amortization of intangible assets during the nine-month period ended December 31, 2009 decreased by $40.7 million to $67.5 million from $108.2 million during the nine-month period ended December 31, 2008. The reduction in expense during the nine-month period ended December 31, 2009 was primarily due to the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.
Other charges (income), net
In August 2009, we sold one of our non-majority owned investments and related note receivable for approximately $252.5 million, net of closing costs. In conjunction with this transaction we recognized an impairment charge of approximately $107.4 million during the first quarter of fiscal 2010. During the second quarter of fiscal 2010, we recognized charges totaling approximately $92.0 million associated with the impairment of notes receivable from one affiliate and an equity investment in another affiliate. Deterioration in the business prospects, cash flow expectations, and increased liquidity concerns of the affiliate and the equity investment resulted in the impairment of the carrying value to the estimated recoverable value. Total impairment charges related to our equity investments and notes receivable for the nine-month period ended December 31, 2009 were approximately $199.4 million and are included in Other charges, net in the Condensed Consolidated Statements of Operations.

During the three-month and nine-month periods ended December 31, 2008, we recognized a gain of $22.3 million resulting from the partial extinguishment in the aggregate principal amount of $260.0 million of our outstanding 1% Convertible Subordinated Notes due August 1, 2010. For further discussion refer to Note 6, “Bank Borrowings and Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements.
During the three-month and nine-month periods ended December 31, 2008, we recognized $25.5 million and $37.5 million in charges for the other-than-temporary impairment of certain of our investments in companies that were experiencing significant financial and liquidity difficulties.
Interest and other expense, net
On April 1, 2009, the Company adopted a new accounting standard related to accounting for convertible debt instruments that may be settled in cash upon conversion. The adoption of the new standard affected the accounting for the Company’s 1% Convertible Subordinated Notes and Zero Coupon Convertible Junior Subordinated Notes (collectively referred to as the “Convertible Notes”) by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the debt component at the Company’s nonconvertible debt borrowing rate on the date of issuance. The standard required the Company to record the change in accounting principle retrospectively to all periods presented. As a result of the adoption of this standard, we recognized approximately $3.9 million and $17.4 million in incremental non-cash interest expense during the three-month and nine-month periods ended December 31, 2009. In addition, we retrospectively adjusted interest and other expense, net for the three-month and nine-month periods ended December 31, 2008 to include $11.6 million and $34.1 million of incremental non-cash interest expense.
Interest and other expense, net was $40.6 million during the three-month period ended December 31, 2009 compared to $65.2 million (as restated for the retrospective application of the new accounting standard) during the three-month period ended December 31, 2008, a decrease of $24.6 million. The decrease in expense is primarily the result of less debt outstanding during the period including the approximate $200.0 million aggregate principal reduction in the 6.5% Senior Subordinated Notes and the 6.25% Senior Subordinated Notes. Further reduction in interest expense was due to lower interest rates on our variable rate debt and a decrease in non-cash interest expense due to our repurchase of $260.0 million of principal value of our 1% Convertible Subordinated Notes in December 2008 and redemption of our Zero Coupon Convertible Junior Subordinated Notes in July 2009, partially offset by less interest income resulting from the reduction in other notes receivable that were sold during the third quarter of fiscal year 2010.
Interest and other expense, net was $115.5 million during the nine-month period ended December 31, 2009 compared to $175.5 million (as restated for the retrospective application of the new accounting standard) during the nine-month period ended December 31, 2008, a decrease of $60.0 million. The decrease in expense is primarily the result of less debt outstanding during the period including the approximate $200.0 million aggregate principal reduction in the 6.5% Senior Subordinated Notes and the 6.25% Senior Subordinated Notes. Further reduction in interest expense was due to lower interest rates on our variable rate debt and a decrease in non-cash interest expense due to our repurchase of $260.0 million of principal value of our 1% Convertible Subordinated Notes in December 2008 and redemption of our Zero Coupon Convertible Junior Subordinated Notes in July 2009, partially offset by less interest income resulting from the reduction in other notes receivable that were sold during the nine-month period of fiscal 2010.

Income taxes
Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 8, “Income Taxes,” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for further discussion.
The Company has tax loss carryforwards attributable to continuing operations for which we have recognized deferred tax assets. Our policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the nine-month period ended December 31, 2009, the provision for income taxes includes a benefit of approximately $86.5 million for the net change in the liability for unrecognized tax benefits as a result of settlements in various tax jurisdictions. During the nine-month period ended December 31, 2008, the provision for income taxes includes a benefit of approximately $57.9 million for the reversal of a valuation allowance.
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
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2009, we had cash and cash equivalents of approximately $2.2 billion and bank and other borrowings of approximately $2.5 billion. We also had a $2.0 billion credit facility, under which we had no borrowings outstanding as of December 31, 2009. As of December 31, 2009, we were in compliance with the covenants under the Company’s indentures and credit facilities.
Cash provided by operating activities amounted to $749.7 million during the nine-month period ended December 31, 2009. The Company’s $41.5 million net loss for the period included approximately $586.4 million of non-cash expenses for depreciation, amortization, and impairment charges. The remaining increase of approximately $204.8 million in cash from operations was driven from overall improvements in net working capital particularly through an increase in accounts payable and a reduction in inventory, partially offset by a decrease in other current liabilities resulting from decreases in accrued financing, deferred revenue and restructuring related accruals.
Cash provided by investing activities amounted to $73.1 million. This resulted primarily from proceeds related to the sale of an equity investment and note receivable for $259.8 million, net of closing costs, and was partially offset by approximately $120.4 million in capital expenditures for equipment, net of proceeds on sales and $66.3 million of deferred purchase price payments related to certain historical acquisitions and for two acquisitions completed during the third quarter of fiscal year 2010.
Cash used in financing activities amounted to $410.5 million during the nine-month period ended December 31, 2009. During June 2009, we used $203.2 million to repurchase an aggregate principal amount of $99.8 million of the 6.5% Senior Subordinated Notes due 2013 (“6.5% Notes”) and an aggregate principal amount of $99.9 million of the 6.25 Senior Subordinated Notes due 2014 (“6.25% Notes”) in a cash tender offer. On July 31, 2009, we paid $195.0 million to redeem the 0% Convertible Junior Subordinated Notes upon their maturity.

As of December 31, 2009, quarterly maturities of our bank borrowings, long-term debt and capital lease obligations were as follows:

	First	Second	Third	Fourth
Fiscal Year	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)
2010				$4,805	$4,805
2011	$4,828	$242,086	$4,209	4,210	255,333
2012	4,209	4,209	4,167	4,167	16,752
2013	4,167	479,661	2,937	2,937	489,702
2014	302,743	2,937	2,907	2,907	311,494
2015	2,907	1,154,761	302,172	—	1,459,840
Thereafter (1)	—	—	—	—	12,735

Total					$2,550,661

(1)	Represents cumulative maturities for years subsequent to March 31, 2015.
We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase shares. In connection with the June 2009 purchase of our outstanding 6.5% Notes and 6.25% Notes, we paid $8.8 million in fees for the consents to certain amendments to the restricted payments covenants and certain related definitions in each of the indentures under which these notes were issued. The amendments permit us greater flexibility to purchase or make other payments in respect of our equity securities and debt that is subordinated to each of the notes and to make other restricted payments under each of the indentures. The next significant debt maturity is the 1.00% Convertible Subordinated Notes due August 2010 for an amount of $240.0 million.
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
Future liquidity needs will depend on fluctuations in levels of our working capital requirements, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, timing of cash outlays associated with historical restructuring and integration activities, and levels of shipments and changes in volumes of customer orders.
Historically, we have funded our operations from existing cash and cash equivalents, cash generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables under asset backed securitization programs, and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements, to certain third-party banking institutions with limited recourse. As of December 31, 2009 and March 31, 2009 we sold receivables totaling $569.5 million and $643.6 million, respectively, net of our participation through asset-backed security and other financing arrangements, which are not included in our Condensed Consolidated Balance Sheets. Our asset backed securitization programs include certain limits on customer default rates. Given the current macroeconomic environment, it is possible that we will experience default rates in excess of those limits, which, if not waived by the counterparty, could impair our ability to sell receivables under these arrangements in the future.
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
OFF-BALANCE SHEET ARRANGEMENTS
We continuously sell a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to an investment conduit administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. The fair value of our investment participation, together with our recourse obligation that approximates 5% of the total receivables sold, was approximately $278.0 million and $123.8 million as of December 31, 2009 and March 31, 2009, respectively. Refer to Note 8, “Trade Receivables Securitization” of the Notes to Condensed Consolidated Financial Statements for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2009 as compared to the fiscal year ended March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2009, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
We currently expect to hold our 2010 Annual General Meeting of Shareholders (“AGM”) during the week of July 26, 2010. Because the expected date of our 2010 AGM is more than 30 days earlier than the anniversary of our 2009 AGM, we have set a new deadline for the receipt of shareholder proposals submitted in accordance with SEC Rule 14a-8, for inclusion in our proxy materials for the 2010 AGM. In order to be considered timely, such proposals must be received by us no later than March 4, 2010. Any such shareholder proposals must be mailed to our U.S. corporate offices located at 847 Gibraltar Drive, Milpitas, California, 95035, U.S.A., Attention: Chief Executive Officer. Any such shareholder proposals may be included in our proxy statement for the 2010 annual general meeting so long as they are provided to us on a timely basis and satisfy the other conditions set forth in applicable rules and regulations promulgated by the SEC. Shareholder proposals submitted outside the processes of SEC Rule 14a-8 are subject to the requirements of the Singapore Companies Act.

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
The following materials from Flextronics International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Date: February 2, 2010

/s/ Paul Read
Paul Read
Chief Financial Officer (Principal Financial Officer)
Date: February 2, 2010

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
The following materials from Flextronics International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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