Form 10-K
period 2010-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2010-05-24
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23354
FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Changi South Lane, Singapore (Address of registrant’s principal executive offices)	486123 (Zip Code)

Registrant’s telephone number, including area code
(65) 6890 7188

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Ordinary Shares, No Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 2, 2009, the aggregate market value of the Company’s ordinary shares held by non-affiliates of the registrant was approximately $5.6 billion based upon the closing sale price as reported on the NASDAQ Stock Market LLC (NASDAQ Global Select Market).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2010

Ordinary Shares, No Par Value	814,611,688

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated

Proxy Statement to be delivered to shareholders in connection with the Registrant’s 2010 Annual General Meeting of Shareholders	Part II — “Securities Authorized For Issuance Under Equity Compensation Plans” and Part III

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

OVERVIEW

We are a leading global provider of vertically-integrated advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) in the following markets:

•	Infrastructure, which includes networking, telecom infrastructure, communications and smart grid equipment, such as base stations, core routers and switches, optical and optical network terminal equipment, and connected home products, such as wireless routers, set-top boxes, and DSL/cable modems and metering devices;

•	Mobile communication devices, which includes handsets operating on a number of different platforms such as GSM, CDMA, TDMA and WCDMA;

•	Computing, which includes products such as all-in-one PC desktops, notebook and netbook computers, enterprise storage devices and servers;

•	Consumer digital devices, which includes products such as home entertainment equipment, game consoles, printers, copiers and cameras;

•	Industrial, Semiconductor Capital Equipment, Clean Technology, Aerospace and Defense, and White Goods, which includes products such as home appliances, industrial meters, in-flight entertainment, robotics, bar code readers, self-service kiosks, solar and wind energy market equipment and test equipment;

•	Automotive and Marine, which includes products such as navigation instruments, radar components, and instrument panel and radio components; and

•	Medical devices, which includes products such as drug delivery, diagnostic, telemedicine and disposable medical devices.

We are one of the world’s largest EMS providers, with revenue of $24.1 billion in fiscal year 2010. As of March 31, 2010, our total manufacturing capacity was approximately 26.6 million square feet. We help customers design, build, ship and service electronics products through a network of facilities in 30 countries across four continents. In fiscal year 2010, our sales in Asia, the Americas and Europe represented 48%, 33% and 19% of our total net sales, respectively, based on the location of the manufacturing site. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the outsourcing needs of both multinational and regional OEMs.

Our portfolio of customers consists of many of the technology industry’s leaders, including Alcatel-Lucent, Applied Materials, Cisco Systems, Dell, Ericsson, Hewlett-Packard, Huawei, Johnson and Johnson, Lenovo, Microsoft, Oracle (Sun Microsystems), Research in Motion, Sony and Xerox.

We are a globally-recognized leading provider of end-to-end, vertically-integrated global supply chain services through which we design, build, ship and service a complete packaged product for our customers worldwide. These vertically-integrated services increase customer competitiveness by delivering improved product quality, leading manufacturability, improved performance, faster time-to-market and reduced costs. Our OEM customers leverage our services to meet their requirements throughout their products’ entire life cycles. The services we offer across all the markets we serve include:

•	Design and Engineering Services;

•	Original Design Manufacturing (“ODM”) Services;

•	Components Design and Manufacturing;

•	Systems Assembly and Manufacturing;

•	Printed Circuit Board and Flexible Circuit Fabrication;

•	Logistics; and

•	After Sales Services.

We believe that the combination of our extensive design and engineering services, significant scale and global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial campuses in low-cost geographic areas and operational track record provide us with a competitive advantage in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs. Through these services and facilities, we offer our OEM customers the ability to simplify their global product development, their manufacturing process, and their after sales services, and enable them to achieve meaningful time to market and cost savings.

INDUSTRY OVERVIEW

Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design, manufacturing, and distribution requirements. Following the 2001 – 2002 technology downturn, we saw an increase in penetration of global OEM manufacturing requirements as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. Due to the global economic crisis, which began in late calendar year 2007 and continued through the end of our fiscal year 2010, many of our OEM customers reduced their manufacturing and supply chain outsourcing which negatively impacted our business. Beginning in the second half of our fiscal year 2010, we began seeing some positive signs that demand for our OEM customers’ end products was improving.

We believe the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services, component and product solutions, and after-market services remain strong. The total available market for outsourcing electronics manufacturing services continues to offer opportunities for growth with current penetration rates estimated to be less than 25%. The intensely competitive nature of the electronics industry, the continually increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs, and shorter product life cycles encourage OEMs to utilize broad service EMS providers as part of their business and manufacturing strategies. Utilizing EMS providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, and enables OEMs to concentrate on product research, development, marketing and sales. We believe that OEMs realize the following benefits through their strategic relationships with EMS providers:

•	Reduced production costs;

•	Reduced design and development costs and lead time;

•	Accelerated time-to-market and time-to-volume production;

•	Reduced capital investment requirements and fixed costs;

•	Improved inventory management and purchasing power;

•	Access to worldwide design, engineering, manufacturing, and after-market service capabilities; and

•	Ability to focus on core branding and R&D initiatives.

We believe that growth in the EMS industry will be driven largely by the needs of OEMs to respond to rapidly changing markets and technologies and to reduce product costs. Additionally, we believe that there are significant opportunities for EMS providers to win additional business from OEMs in certain markets or industry segments that have yet to substantially utilize EMS providers.

SERVICE OFFERINGS

We offer a broad range of customer-tailored, vertically-integrated services to OEMs. We believe that Flextronics has the broadest worldwide capabilities in the EMS industry, from design resources to end-to-end, vertically-integrated, global supply chain services. We believe a key competitive advantage is our ability to provide more value and innovation to our customers because we offer both global economies of scale in procurement, manufacturing, and after-market services, as well as market-focused expertise and capabilities in design, engineering and ODM services. As a result of our focus on specific markets, we believe we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers’ businesses, and can help improve our OEM customers’ market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products and meet their time-to-market requirements. Our vertically-integrated services allow us to design, build, ship and service a complete packaged product to our OEM customers. These services include:

Design and Engineering Services.  We offer a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of our customers. These services can be delivered by three primary business models:

•	Contract Design Services (“CDS”), where the customer purchases engineering and development services on a time and materials basis;

•	Joint Development Manufacturing (“JDM”) services, where Flextronics’s engineering and development teams work jointly with our customers’ teams to ensure product development integrity, seamless manufacturing handoffs, and faster time to market; and

•	Original Design and Manufacturing (“ODM”) services, where the customer purchases a product that we design, develop and manufacture. ODM products are then sold by our OEM customers under the OEMs’ brand names. We have provided ODM services in various markets including Computing, Industrial, Automotive, Medical, and Infrastructure.

Our design and engineering services are provided by our global, market-based engineering teams and cover a broad range of technical competencies:

•	System Architecture, User Interface and Industrial Design: We help our customers design and develop innovative and cost-effective products that address the needs of the user and the market. These services include product definition, analysis and optimization of performance and functional requirements, 2-D sketch level drawings, 3-D mock-ups and proofs of concept, interaction and interface models, detailed hard models and product packaging.

•	Mechanical Engineering, Technology, Enclosure Systems, Thermal and Tooling Design: We offer detailed mechanical, structural, and thermal design solutions for enclosures that encompass a wide range of plastic, metal and other material technologies. These capabilities and technologies are increasingly important to our customers’ product differentiation goals and are increasingly required to be successful in today’s competitive marketplace. Additionally, we provide design and development services for prototype and production tooling equipment used in manufacturing.

•	Electronic System Design: We provide complete electrical and hardware design for products ranging in size from small handheld consumer devices to large high-speed, carrier-grade, telecommunications equipment, which includes embedded microprocessor, memory, digital signal processing design, high-speed digital interfaces, analog circuit design, power management solutions, wired and wireless communication protocols, display imaging, audio/video, and radio frequency (“RF”) system and antenna design.

•	DFM Reliability and Failure Analysis: We provide comprehensive design for manufacturing, test, and reliability services using robust tools and databases that have been developed internally. These services are important in achieving our customers time to revenue goals and leveraging our core manufacturing competencies.

•	Component Level Development Engineering: We have developed substantial engineering competencies for product development and lifecycle management in support of various component technologies. These components also form a key part of our vertical integration strategy and currently include power supplies and power solutions, LCD and Touch Interface Modules, Camera Modules, and PCB and Interconnection Technologies, both rigid and flexible.

Systems Assembly and Manufacturing.  Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We often assemble electronics products with our proprietary printed circuit boards and custom electronic enclosures on either a build-to-order or configure-to-order basis. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of advanced manufacturing solutions. We support a wide range of product demand profiles, from low – volume, high- complexity programs to high-volume production. Continuous focus on lean manufacturing allows us to increase our efficiency and flexibility to meet our customers dynamic requirements. Our systems assembly and manufacturing expertise includes the following:

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

result, we believe that we are able to achieve highly competitive cost reductions and reduce total manufacturing cycle time for our OEM customers. Materials procurement and management consist of the planning, purchasing, expediting and warehousing of components and materials used in the manufacturing process. In addition, our strategy includes having third-party suppliers of custom components located in our industrial parks to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use a sophisticated automated manufacturing resources planning system and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility of material availability and tracking of work in process. We utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts and deliver purchase orders and assists suppliers with satisfying just-in-time delivery and supplier-managed inventory requirements. This enables us to implement vendor managed inventory solutions to increase flexibility and reduce overall capital allocation in the supply chain.

Component businesses.  The Company offers a variety of component product solutions including:

•	Printed Circuit Board (“PCB”) and Flexible Circuit Fabrication. Printed circuit boards are platforms composed of laminated materials that provide the interconnection for integrated circuits, passive and other electronic components and thus are at the heart of most every electrical system. They are formed out of laminated, flame retardant and multi-layered epoxy resin systems with very fine traces and spaces and plated holes (called vias), which interconnect the different layers to an extreme dense circuitry network that carries the integrated circuits and electrical signals. Semiconductor designs are currently so complex that they often require printed circuit boards with multiple layers of narrow, densely spaced wiring or flexible circuits. As semiconductor designs become more and more complex and signal speeds increase, there is an increased demand on printed circuit board integration density requiring higher layer counts, finer lines, smaller vias (microvias) and base materials with electrically very low loss characteristics. The manufacture of these complex multilayer interconnect and flexible circuit products often requires the use of sophisticated circuit interconnections between layers, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds. The global demand for wireless devices and the complexity of wireless products are driving the demand for more flexible printed circuits. Flexible circuit board facilitates a reduction in the weight of a finished electronic product and allows the designer to use the third dimension in designing new products or product features. Flexible circuits have become a very attractive design alternative for many new and emerging application spaces such as automotive rear LED lightning, tablet computers, camera modules and miniaturized radio frequency identification tags or smart cards. We are an industry leader in high-density interconnect with our ELIC (Every Layer Inter Connect) technology, which is used in cell phone designs, and multilayer which is used in advanced routers, computers, communication equipment, and flexible printed circuit boards and flexible circuit assemblies. We manufacture printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers’ product development groups in as little as 48 hours. Our extensive range of services enables us to respond to our customers’ demands for an accelerated transition from prototype to volume production. We offer a one stop solution from design to manufacturing of PCB, flexible circuits and rigid flex circuits and sub-assemblies. We have printed circuit board service capabilities in North America, South America, Europe and Asia, and flexible circuit fabrication service capabilities in North America and Asia.

•	Display & Touch Solutions. Our Display group is a product-driven organization focused on designing and manufacturing complete “Display and Touch” products for our OEM customers. Our display platforms are based on two technologies. The first employs liquid crystal material sandwiched between two layers of glass to polarize light and provide a backlight system and color via a filter. The second technology, named bi-stable display technology, is based on E-Ink material. Display requirements are becoming more and more complex due to market demands for thinner product, and higher performance requirements, including brightness, more efficient power consumption, viewing angle, greater density of pixel per area, range of operating temperature, lower cost and smaller width for non-active borders as well as long life time support for specific markets. With our advanced design and manufacturing capabilities, we are a market leader in satisfying these requirements. We can support small and medium size form factors, provide high-end and highly customized displays and have developed strategic partnerships with critical supply chain companies.

•	Optomechatronics (Camera Modules): Our Optomechatronics group designs and manufacturers products that combine optical, mechanical and electrical subsystems such as miniaturized camera modules for mobile phone and notebook PC applications. Our capabilities include system engineering, lens and optical system design and manufacturing, and ultra-compact semiconductor packaging. We actively develop and invest in key technologies for next generation products such as micro electro mechanical systems for autofocus drive and actuation applications. Building on our success in the mobile camera module space, we are actively developing new product designs in adjacent imaging markets including gaming and projection applications.

•	Power Supplies: We have a full service power supply business (“Flex Power”) specializing in high efficiency and high density power supplies ranging from 1 to 3,000 watts. The product portfolio spans the mobile phone, printer, mobile desktop, notebook and netbook markets along with the server and storage markets. The products are fully compliant with Climate Saver and Energy Star industry requirements that drive efficiency specifications in the industry. Customers typically engage with Flex Power due to our technological innovation, which brings about competitive pricing and smaller physical size coupled with our unique platform development approach, which accelerate a product’s time to market.

Logistics.  Flextronics Global Services is a provider of after market supply chain logistics services. Our comprehensive suite of services serve customers operating in the computing, consumer digital, infrastructure, industrial, mobile and medical markets. Our expansive global infrastructure consists of 25 sites and more than 14,000 employees strategically located throughout the Americas, Europe and Asia. By leveraging our operational infrastructure, supply chain network, and IT systems, we have the capability of offering globally consistent logistics solutions for our customers’ brands. By linking the flow of information from the supply chains, we create supply chain efficiencies delivering value to our customers. We provide multiple logistics solutions including supplier managed inventory, inbound freight management, product postponement, build/configure to order, order fulfillment and distribution, and supply chain network design.

Reverse Logistics & Repair Services.  We offer a suite of integrated reverse logistics and repair solutions that are operated on globally consistent processes, which help our customers protect their brand loyalty in the marketplace by improving turnaround times and end-customer satisfaction levels. Our objective is to maintain maximum asset value retention of our customers’ products throughout their product life cycle while simultaneously minimizing non-value repair inventory levels and handling in the supply chain. With our suite of end-to-end solutions, we can effectively manage our customers’ reverse logistics requirements while also providing critical feedback of data to their supply chain constituents while delivering continuous improvement and efficiencies for both existing and new generation products. Our reverse logistics and repair solutions include returns management, exchange programs, complex repair, asset recovery, recycling and e-waste management. We provide repair expertise to multiple product lines such as consumer and midrange products, printers, PDA’s, mobile phones, consumer medical devices, notebooks, PC’s, set-top boxes, game consoles and highly complex infrastructure products. With our service parts logistics business, we manage all of the logistics and restocking processes essential to the efficient operation of repair and refurbishment services.

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

STRATEGY

Our strategy is to grow our business and enhance profitability by using our market-focused expertise and capabilities and our global economies of scale to offer the most competitive, vertically-integrated, global supply chain services to our customers. To achieve this goal, we continue to enhance our global customer focused capabilities through the following:

Market-Focused Approach.  We continue to refine our market-focused expertise and capabilities to ensure that we can make fast, flexible decisions in response to changing market conditions. By focusing our resources on serving specific markets and sub sectors, we are able to better understand and adapt to complex market dynamics and anticipate trends that impact our OEM customers’ businesses. We can help improve our customers’ market positioning by effectively adjusting product plans and roadmaps, and business requirements to deliver optimum cost, high quality products, services and solutions and meet their time-to-market requirements.

Global Manufacturing Capabilities and Vertically-Integrated Service Offering.  One of our core strategies is to optimize and leverage our global manufacturing capabilities and vertically-integrated services and solutions to meet our customers’ requirements and expand into new markets. Through both internal development and synergistic acquisitions, we enhance our competitive position as a leading provider of comprehensive outsourcing solutions and services and are able to capture a larger portion of our customers end-to-end supply chain requirements. We will continue to selectively pursue strategic opportunities that we believe will further enhance our business objectives and create additional shareholder value.

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

Capitalize on Our Industrial Park Concept.  Our industrial parks are self-contained campuses where we co-locate our manufacturing, components, and logistics operations with certain strategic suppliers in low-cost regions around the world. These industrial parks allow us to minimize logistics, distribution and transportation costs throughout the supply chain and reduce manufacturing cycle time by reducing distribution barriers, improving communications, increasing flexibility and reducing turnaround times. We intend to continue to capitalize on these industrial parks as part of our strategy to offer our customers cost competitive solutions and flexible just-in-time delivery programs.

Streamline Business Processes Through Information Technologies.  We use a sophisticated automated manufacturing resources planning system and enhanced business-to-business data interchange capabilities to ensure inventory control and optimization. We streamline business processes by using these information technology tools to improve order placement, tracking and fulfillment. We are also able to provide our customers with online access to product design and manufacturing process information. We continually enhance our information technology systems to support business growth, and intend to continue to drive our strategy of streamlining business processes through the use of information technologies. We will continue to offer our customers a comprehensive solution to improve their communications across their supply chain and enable them to be more responsive to market demands.

COMPETITIVE STRENGTHS

We continue to enhance our business through the development and broadening of our product and service offerings. Our focus is to be a flexible organization with repeatable execution, that adapts to macroeconomic changes, and creates value which increases our customers’ competitiveness. We have concentrated our strategy on market-focused expertise, capabilities, services and our vertically-integrated, global supply chain services. We believe that the following capabilities differentiate us from our competitors and enable us to better serve our customers’ requirements:

Geographic, Customer and End Market Diversification.  We believe that we have created a well-diversified and balanced company. We have diversified our business across multiple end markets, significantly expanding our available market. The world is undergoing change and macroeconomic disruptions that has lead to demand shifts and realignments. We believe that we are well positioned through our market diversification to grow in excess of the industry average and successfully navigate through difficult economic climates. Our broad geographic footprint and experience with multiple types and complexity levels of products provides us a significant competitive advantage. We continually look for new ways to diversify our offering within each market segment. We have reduced the concentration of sales to our ten largest customers to 47% of net sales in fiscal year 2010 from 55% of net sales in fiscal year 2008.

Significant Scale and Global Integrated System.  We believe that scale is a significant competitive advantage, as our customers’ solutions increasingly require cost structures and capabilities that can only be achieved through size and global reach. We are a leader in global procurement, purchasing approximately $19.0 billion of material during our fiscal year ended March 31, 2010. As a result, we are able to use our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers.

We have established an extensive, integrated network of design, manufacturing and logistics facilities in the world’s major electronics markets to serve the outsourcing needs of both multinational and regional OEMs. Our extensive global network of facilities in 30 countries with approximately 165,000 employees gives us the ability to increase the competitiveness of our customers by simplifying their global product development processes while also delivering improved product quality with improved performance and accelerated time to market. Operating and executing this complex worldwide solutions system is a competitive advantage.

Extensive Design and Engineering Capabilities.  We have an industry leading global design service offering with extensive product design engineering resources that provide global design services, products, and solutions to satisfy a wide array of customer requirements across all of our key markets. We combine our design and manufacturing offering services to provide end-to-end customized solutions that include services from design layout, through product industrialization and product development, including the manufacture of vertically-integrated components (such as camera modules) and complete products (such as cellular phones), which are then sold by our OEM customers under the OEMs’ brand names.

Vertically-Integrated End-to-End Solution.  We offer a comprehensive range of worldwide supply chain services that simplify and improve the global product development process and provide meaningful time and cost savings to our OEM customers. Our broad based, vertically-integrated, end-to-end services enable us to cost effectively design, build, ship and service a complete packaged product. We believe that our vertically-integrated capabilities also help our customers improve product quality, manufacturability and performance, and reduce costs. We have expanded and enhanced our vertically-integrated service offering by adding capabilities in machining, flexible printed circuit boards, and power supplies, as well as by introducing new vertically-integrated capabilities in areas such as solar equipment, large format stamping and chargers.

Industrial Parks; Low-Cost Manufacturing Services.  We have developed self-contained campuses that co-locate our manufacturing and logistics operations with our suppliers at a single, low-cost location. These industrial parks enhance our total supply chain management, while providing a low-cost, multi-technology solution for our customers. This approach increases the competitiveness of our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established our large industrial parks in Brazil, China, Hungary, India, Malaysia, Mexico and Poland.

In addition, we have other regional manufacturing operations situated in low-cost regions of the world to provide our customers with a wide array of manufacturing solutions and low manufacturing costs. As of March 31, 2010, approximately 76% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, India, Indonesia, Malaysia, Mexico, Romania, Singapore, Slovakia and Ukraine. We believe we are a global industry leader in low-cost production capabilities.

Long-Standing Customer Relationships.  We believe that maintaining our long-term relationships with key customers is a critical requirement for maintaining our market position, growth and profitability. We believe that our ability to maintain and grow these customer relationships results from our ability to continuously create value that increases our customers’ competitiveness. We achieve this through our broad range of vertically-integrated service offerings and solutions, and our market-focused approach, which allows us to provide innovative thinking to all of the manufacturing and related services that we provide to our customers. We continue to receive numerous service and quality awards that further validate the success of these programs.

CUSTOMERS

Our customers include many of the world’s leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2010, our ten largest customers accounted for approximately 47% of net sales. Our largest customer during fiscal year 2010 was Hewlett-Packard, which accounted for more than 10% of net sales. No other customer accounted for more than 10% of net sales in fiscal year 2010.

The following table lists in alphabetical order a representative sample of our largest customers in fiscal year 2010 and the products of those customers for which we provide EMS services:

Customer	End Products

Alcatel-Lucent	Business telecommunications systems and core routers and switches
Cisco	Wireless and enterprise telecommunications infrastructure
Dell	Desktop and notebook computers and servers
Ericsson	Business telecommunications systems and GSM infrastructure
Hewlett-Packard	Notebook and netbook computers, inkjet printers and storage devices
Huawei	Wireless and enterprise telecommunications infrastructure and mobile phones
Lenovo	All-in-one desktop, desktop and notebook computers
Microsoft	Computer peripherals and consumer electronics gaming products
Oracle (Sun Microsystems)	Enterprise computing and storage products
Research in Motion	Smartphones and other mobile communication devices
Xerox	Office equipment and components

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

We compete with different companies depending on the type of service we are providing or the geographic area in which an activity takes place. We believe that the principal competitive factors in the EMS market are: quality and range of services; design and technological capabilities; cost; location of facilities; responsiveness and flexibility.

SOCIAL RESPONSIBILITY

Our corporate social responsibility practices focus on global human rights, global environmental conditions, business ethics, and the health and safety of all stakeholders. We do this with controlled business processes, thus ensuring that our business is conducted in a manner that goes beyond compliance alone. We implement programs, including compliance audits and compliance capability building programs, that focus on driving continuous improvements in social, ethical, and environmental compliance throughout all of our global operating units in accordance with our Code of Conduct. As a guide to achieve this end, Flextronics looks at principles, policies, and standards as prescribed by the Electronics Industry Citizenship Coalition (“EICC”), a worldwide association of electronics companies committed to promoting an industry code of conduct for global electronics supply chains to improve working and environmental conditions. Flextronics is a founding member of the EICC coalition.

Being a good corporate citizen does not mean that we should merely conform to the standards. We extend beyond meeting responsibilities by offering a wide range of programs and initiatives that engage our internal and external communities. At the heart of this endeavor lies our pragmatic goal of creating a difference to the people in the community in which we operate. We intend to continue to invest in these global communities through grant-making, financial contributions, volunteer work, support programs and by donating resources.

EMPLOYEES

As of March 31, 2010, our global workforce totaled approximately 165,000 employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.

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

We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. For example, the electronics industry became subject to the European Union’s Restrictions on Hazardous Substances (“RoHS”), Waste Electrical and Electronic Equipment (“WEEE”) directives, the regulation EC 1907/2006 EU Directive REACH (Regulation, Evaluation, Authorization, and restriction of Chemicals), and China RoHS entitled, Management Methods for Controlling Pollution for Electronic Information Products (“EIPs”). Similar legislation has been or may be enacted in other jurisdictions, including in the United States. Our business requires close collaboration with our customers and suppliers to mitigate risk of non-compliance. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as the regulations. These programs vary from collecting compliance data from our suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. RoHS and other similar legislation prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. In the case of WEEE, although the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

INTELLECTUAL PROPERTY

We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. As of March 31, 2010 and 2009, the carrying value of our intellectual property was immaterial.

Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, we cannot assure you that third parties will not make infringement claims against us in the future. In addition, we are increasingly providing design and engineering services to our customers and designing and making our own products. As a consequence of these activities, we are required to address and allocate the ownership and responsibility for intellectual property in our customer relationships to a greater extent than in our manufacturing and assembly businesses. If a third party were to make an assertion regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to us on commercially acceptable terms, if at all, and any such litigation might not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We also could be required to incur substantial costs to redesign a product or re-perform design services.

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

We were incorporated in the Republic of Singapore in May 1990. Our principal corporate office is located at 2 Changi South Lane, Singapore 486123. Our U.S. corporate headquarters is located at 847 Gibraltar Drive, Milpitas, CA, 95035.

ITEM 1A.	RISK FACTORS

We depend on industries that continually produce technologically advanced products with short life cycles and our business would be adversely affected if our customers’ products are not successful or if our customers lose market share.

We derive our revenues from customers in the following product areas:

•	Infrastructure, which includes networking, telecom infrastructure, communications and smart grid equipment, such as base stations, core routers and switches, optical and optical network terminal equipment, and connected home products, such as wireless routers, set-top boxes, DSL/cable modems and metering devices;

•	Mobile communication devices, which includes handsets operating on a number of different platforms such as GSM, CDMA, TDMA and WCDMA;

•	Computing, which includes products such as all-in-one PC desktops, notebook and netbook computers, enterprise storage devices and servers;

•	Consumer digital devices, which includes products such as home entertainment equipment, game consoles, printers, copiers and cameras;

•	Industrial, Semiconductor Capital Equipment, Clean Technology, Aerospace and Defense, and White Goods, which includes products such as home appliances, industrial meters, in-flight entertainment, robotics, bar code readers, self-service kiosks, solar and wind energy market equipment and test equipment;

•	Automotive and Marine, which includes products such as navigation instruments, radar components, and instrument panel and radio components; and

•	Medical devices, which includes products such as drug delivery, diagnostic, telemedicine and disposable medical devices.

Factors affecting any of these industries in general, or our customers in particular, could seriously harm us. These factors include:

•	rapid changes in technology, evolving industry standards and requirements for continuous improvement in products and services result in short product life cycles;

•	demand for our customers’ products may be seasonal;

•	our customers may fail to successfully market their products, and our customers’ products may fail to gain widespread commercial acceptance;

•	our customers may experience dramatic market share shifts in demand which may cause them to exit the business; and

•	there may be recessionary periods in our customers’ markets, such as the recent global economic downturn.

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

Cancellations, reductions or delays by a significant customer or by a group of customers have harmed, and may continue to harm, our results of operations by reducing the volumes of products we manufacture and deliver for these customers, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and by lowering our asset utilization resulting in lower gross margins. Additionally, current and prospective customers continuously evaluate our capabilities against other providers as well as against the merits of manufacturing products themselves. Our business would be adversely affected if OEMs decide to perform these functions internally or transfer the business to another provider.

The short-term nature of our customers’ commitments and the rapid changes in demand for their products reduces our ability to accurately estimate the future requirements of our customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In that regard, we must make significant decisions, including determining the levels of business that we will seek and accept, setting production schedules, making component procurement commitments, and allocating personnel and other resources, based on our estimates of our customers’ requirements.

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

Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 47%, 50% and 55% of net sales in fiscal years 2010, 2009 and 2008, respectively. Our largest customer during fiscal 2010 was Hewlett-Packard, which accounted for more than 10% of net sales. No other customer accounted for more than 10% of net sales in fiscal year 2010. Our largest customer during fiscal years 2009 and 2008 was Sony-Ericsson, which accounted for more than 10% of net sales. No other customer accounted for more than 10% of net sales in fiscal years 2009 or 2008. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues could be harmed.

If we do not effectively manage changes in our operations, our business may be harmed; we have taken substantial restructuring charges in the past and we may need to take material restructuring charges in the future.

In recent years, we have experienced growth in our business through a combination of internal growth and acquisitions. However, our business also has been negatively impacted by the recent adverse global economic conditions. The expansion of our business, as well as business contractions and other changes in our customers’ requirements, have in the past, and may in the future, require that we adjust our business and cost structures, including by incurring restructuring charges. Restructuring activities involve reductions in our workforce at some locations and closure of certain facilities. All of these changes have in the past placed, and may in the future place, considerable strain on our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not properly manage our financial and management controls, reporting systems and procedures to manage our employees, our business could be harmed.

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

We recognized restructuring charges of approximately $107.5 million, $179.8 million and $447.7 million in fiscal years 2010, 2009 and 2008, respectively. We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. We may consolidate certain manufacturing facilities or transfer certain of our operations to lower cost geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.

Our components business is dependent on our ability to quickly launch world-class components products, and our investment in development, together with start-up and integration costs necessary to achieve quick launches of world-class components products, may adversely affect our margins and profitability.

Our components business, which includes PCB and flexible circuit fabrication, camera modules, power supplies and display and touch design manufacturing, is part of our strategy to improve our competitive position and to grow our future margins, profitability and shareholder returns by expanding our vertical-integration capabilities. The success of our components business is dependent on our ability to design and introduce world-class components that have performance characteristics which are suitable for a broad market and that offer significant price and/or performance advantages over competitive products.

To create these world class components offerings, we must continue to make substantial investments in the development of our components capabilities, in resources such as research and development, technology licensing, test and tooling equipment, facility expansions and personnel requirements. We may not be able to achieve or maintain market acceptance for any of our components offerings in any of our current or target markets. The success of our components business will also depend upon the level of market acceptance of our customers’ end products, which incorporate our components, and over which we have no control.

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

Component shortages impacted our results during the second half of fiscal year 2010. The supply constraints were broad based, but the impact was most evident with respect to connectors, capacitors, LCD panels and memory

(both DRAM and Flash). We expect the challenging supply environment will persist during at least the first and possibly the second quarters of this fiscal year, and then to subside as new supply capacity becomes available.

Our supply chain may also be impacted by other events outside our control, including macroeconomic events, political crises or natural or environmental occurrences. For example, the recent volcanic activity in Iceland impacted air transportation throughout Europe, and disrupted our ability to procure components and to deliver products in the region.

Our substantial investments and start-up and integration costs in our design services business may adversely affect our margins and profitability.

As part of our strategy to enhance our vertically-integrated, end-to-end service offerings, we have expanded and continue to expand our design and engineering capabilities. Providing these services can expose us to different or greater potential risks than those we face when providing our manufacturing services.

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

As a medical device manufacturer, we have additional compliance requirements. We are required to register with the U.S. Food and Drug Administration (“FDA”) and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. If any FDA inspection reveals noncompliance with QSR or other FDA regulations, and the Company does not address the observation adequately to the satisfaction of the FDA, the FDA may take action against us. FDA actions may include issuing a letter of inspectional observations, issuing a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an offshore facility, or shutting down a manufacturing facility. If any of these actions were to occur, it would harm our reputation and cause our business to suffer.

In the European Union (“EU”), we are required to maintain certain standardized certifications in order to sell our products and must undergo periodic inspections to obtain and maintain these certifications. Continued noncompliance to the EU regulations could stop the flow of products into the EU from us or from our customers. In China, the Safe Food and Drug Administration controls and regulates the manufacture and commerce of healthcare products. We must comply with the regulatory laws applicable to medical device manufactures or our ability to manufacture products in China could be impacted. In Japan, the Pharmaceutical Affairs Laws regulate the manufacture and commerce of healthcare products. These regulations also require that subcontractors manufacturing products intended for sale in Japan register with authorities and submit to regulatory audits. Other Asian countries where we operate have similar laws regarding the regulation of medical device manufacturing.

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

Because our manufacturing operations are located in a number of countries throughout the Americas, Asia and Europe, we are subject to the risks of changes in economic and political conditions in those countries, including:

•	fluctuations in the value of local currencies;

•	labor unrest, difficulties in staffing and geographic labor shortages;

•	longer payment cycles;

•	cultural differences;

•	increases in duties and taxation levied on our products;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	limitations on imports or exports of components or assembled products, or other travel restrictions;

•	expropriation of private enterprises;

•	exposure to infectious disease and epidemics; and

•	a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.

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

Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act, which prohibits covered companies from making payments to foreign government officials to assist in obtaining or retaining business. Our Code of Business Conduct prohibits us from offering or giving anything of value to a government official for the purpose of obtaining or retaining business, to win a business advantage or to improperly influence a decision regarding Flextronics. Nevertheless, there can be no assurance that all of our employees and agents will refrain from taking actions in violation of this and our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.

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

In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that are more likely than not to occur. However, we cannot assure you that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax provision, operating results, financial position and cash flows in the period or periods for which that determination is made.

The success of certain of our activities depends on our ability to protect our intellectual property rights; intellectual property infringement claims against our customers or us could harm our business.

We retain certain intellectual property rights to some of the technologies that we develop as part of our engineering, design and manufacturing services and components offerings. As the level of our engineering and design activities increases, the extent to which we rely on rights to intellectual property incorporated into products is increasing. The measures we have taken to prevent unauthorized use of our technology may not be successful. If we are unable to protect our intellectual property rights, this could reduce or eliminate the competitive advantages of our proprietary technology, which would harm our business.

Our engineering, design and manufacturing services and components offerings involve the creation and use of intellectual property rights, which subject us to the risk of claims of intellectual property infringement from third parties, as well as claims arising from the allocation of intellectual property rights among us and our customers. In addition, our customers may require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all.

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

Product liability claims may include liability for personal injury or property damage. Product warranty claims may include liability to pay for the recall, repair or replacement of a product or component. Although we generally allocate liability for these claims in our contracts with our customers, even where we have allocated liability to our customers, our customers may not have the resources to, satisfy claims for costs or liabilities arising from a defective product or component for which they have assumed responsibility.

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

Our success depends to a large extent upon the continued services of our executive officers. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers or other key employees. We will need to recruit and retain skilled management personnel and if we are not able to do so, our business could be harmed. In addition, in connection with expanding our design services offerings, we must attract and retain experienced design engineers. There is substantial competition in our industry for highly skilled employees. Our failure to recruit and retain experienced design engineers could limit the growth of our design services offerings, which could adversely affect our business.

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

We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. We are subject to the European Union (“EU”) directives, including the Restrictions on Hazardous Substances Directive (“RoHS”), the Waste Electrical and Electronic Equipment Directive (“WEEE”) as well as the EU’s Regulation, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) regulation. Also of note is China’s Management Methods for Controlling Pollution Caused by Electronic Information Products regulation, commonly referred to as “China RoHS”, which restricts the importation into and production within China of electrical equipment containing certain hazardous materials. Similar legislation has been or may be enacted in other jurisdictions, including in the United States. RoHS and other similar legislation prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as applicable regulations. These programs vary from collecting compliance data from our suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their obligations under WEEE.

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

Our business and operations could be adversely impacted by climate change initiatives.

Concern over climate change has led to international legislative and regulatory initiatives directed at limiting carbon dioxide and other greenhouse gas emissions. Proposed and existing efforts to address climate change by reducing greenhouse gas emissions could directly or indirectly affect our costs of energy, materials, manufacturing, distribution, packaging and other operating costs, which could impact our business and financial results.

Our operating results may fluctuate significantly due to seasonal demand.

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

In the past, we have completed numerous strategic transactions with OEM customers. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We may pursue these OEM divestiture transactions in the future. These arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

Our debt level may create limitations

As of March 31, 2010, our total debt was approximately $2.3 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.

Weak global economic conditions and instability in financial markets may adversely affect our business, results of operations, financial condition and access to capital markets.

Our revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. The recent financial crisis affecting the banking system and capital markets resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and high volatility in credit, fixed income and equity markets. Longer term disruptions in the capital and credit markets could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

Our exposure to financially troubled customers or suppliers may adversely affect our financial results.

We provide EMS services to companies and industries that have in the past, and may in the future, experience financial difficulty. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivable are outstanding.

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

The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of companies, including technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our ordinary shares has been and may in the future be subject to similar volatility. Factors such as fluctuations in our operating results, announcements of technological innovations or events affecting other companies in the electronics industry, currency fluctuations, general market fluctuations, and macro economic conditions may cause the market price of our ordinary shares to decline.

We are subject to breach of our security systems.

We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our customers’ and our suppliers’ confidential information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing over 26.6 million square feet of productive capacity as of March 31, 2010. We own facilities with approximately 10.2 million square feet in Asia, 3.4 million square feet in the Americas and 2.9 million square feet in Europe. We lease facilities with approximately 5.4 million square feet in Asia, 3.0 million square feet in the Americas and 1.7 million square feet in Europe.

Our facilities include large industrial parks, ranging in size from approximately 400,000 to 6.0 million square feet, in Brazil, China, Hungary, India, Malaysia, Mexico and Poland. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 1.0 million square feet, in Austria, Brazil, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, Norway, Poland, Romania, Singapore, Slovakia, Sweden, Taiwan, Ukraine, United Kingdom and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world’s major electronics markets.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF ORDINARY SHARES

Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol “FLEX.” The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2009 as reported on the NASDAQ Global Select Market.

	High	Low

Fiscal Year Ended March 31, 2010
Fourth Quarter	$8.23	$6.34
Third Quarter	7.85	6.43
Second Quarter	7.52	4.04
First Quarter	4.62	2.94
Fiscal Year Ended March 31, 2009
Fourth Quarter	$3.23	$1.86
Third Quarter	7.08	1.60
Second Quarter	9.60	7.41
First Quarter	11.23	9.28

As of May 14, 2010 there were 3,859 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ Global Select Market was $6.95 per share.

DIVIDENDS

Since inception, we have not declared or paid any cash dividends on our ordinary shares. The terms of our outstanding Senior Subordinated Notes currently restricts our ability to pay cash dividends. For more information, please see Note 4, “Bank Borrowings and Long-term Debt” to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2010 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor’s 500 Stock Index and in the peer group described above on March 31, 2005 and reflects the annual return through March 31, 2010, assuming dividend reinvestment.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Flextronics International Ltd., The S&P 500 Index
And A Peer Group

*	$100 invested on March 31, 2005 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

	3/05	3/06	3/07	3/08	3/09	3/10
Flextronics International Ltd.	100.00	85.96	90.86	77.99	24.00	65.12
S&P 500	100.00	111.73	124.95	118.60	73.43	109.97
Peer Group	100.00	117.91	70.38	42.39	22.26	67.89

RECENT SALES OF UNREGISTERED SECURITIES

None.

INCOME TAXATION UNDER SINGAPORE LAW

Dividends.  Singapore does not impose a withholding tax on dividends. All dividends paid on or after January 1, 2008 are tax exempt to shareholders.

Gains on Disposal.  Under current Singapore tax law there is no tax on capital gains, thus any profits from the disposal of shares are not taxable in Singapore unless the gains arising from the disposal of shares are income in nature and subject to tax, especially if they arise from activities which the Inland Revenue Authority of Singapore regards as the carrying on of a trade or business in Singapore (in which case, the profits on the sale would be taxable as trade profits rather than capital gains).

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

Estate Taxation.  The estate duty was abolished for deaths occurring on or after February 15, 2008. For deaths prior to February 15, 2008 the following rules apply:

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

	Fiscal Year Ended March 31,
	2010	2009(1)	2008(1)(2)	2007(1)	2006(1)
	(In thousands, except per share amounts)

CONSOLIDATED STATEMENT
OF OPERATIONS DATA:
Net sales	$24,110,733	$30,948,575	$27,558,135	$18,853,688	$15,287,976
Cost of sales	22,800,733	29,513,011	25,972,787	17,777,859	14,354,461
Restructuring charges(3)	92,458	155,134	408,945	146,831	185,631

Gross profit	1,217,542	1,280,430	1,176,403	928,998	747,884
Selling, general and administrative expenses	767,134	979,060	807,029	547,538	463,946
Intangible amortization(4)	89,615	135,872	112,317	37,089	37,160
Goodwill impairment charge(5)	—	5,949,977	—	—	—
Restructuring charges(3)	15,070	24,651	38,743	5,026	30,110
Other charges (income), net(6)	206,895	89,262	61,078	(77,594)	(17,200)
Interest and other expense, net	155,603	231,917	133,582	130,588	128,495
Gain on divestiture of operations	—	—	—	—	(23,819)

Income (loss) from continuing operations before income taxes	(16,775)	(6,130,309)	23,654	286,351	129,192
Provision for (benefit from) income taxes(7)	(35,369)	5,209	705,037	4,053	54,218

Income (loss) from continuing operations	18,594	(6,135,518)	(681,383)	282,298	74,974
Income from discontinued operations, net of tax	—	—	—	187,738	30,644

Net income (loss)	$18,594	$(6,135,518)	$(681,383)	$470,036	$105,618

Diluted earnings (loss) per share:
Continuing operations	$0.02	$(7.47)	$(0.95)	$0.47	$0.12

Discontinued operations	$—	$—	$—	$0.31	$0.05

Total	$0.02	$(7.47)	$(0.95)	$0.79	$0.18

	As of March 31,
	2010	2009(1)	2008(1)(2)	2007(1)	2006(1)
	(In thousands)

CONSOLIDATED BALANCE SHEET DATA(8):
Working capital	$1,642,790	$1,526,235	$2,911,922	$1,102,979	$938,632
Total assets	10,642,552	11,316,940	19,523,008	12,338,465	10,954,545
Total long-term debt and capital lease obligations, excluding current portion	1,990,258	2,733,680	3,310,042	1,372,495	1,328,110
Shareholders’ equity	1,984,567	1,861,168	8,240,832	6,295,060	5,511,651

(1)	Prior year amounts have been restated to reflect the adoption of a new accounting standard in fiscal year 2010 related to accounting for convertible debt instruments that may be settled for cash upon conversion. The adoption of the new standard affected the accounting for the Company’s 1% Convertible Subordinated Notes and Zero Coupon Convertible Junior Subordinated Notes. Refer to Note 2, “Summary of Accounting Policies — Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements for further discussion.

(2)	On October 1, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Solectron, a provider of value-added electronics manufacturing and supply chain services to OEMs. The results of Solectron’s operations were included in the Company’s consolidated financial results beginning on the acquisition date.

(3)	Restructuring charges incurred during the 2010 and 2009 fiscal years were primarily intended to rationalize the Company’s global manufacturing capacity and infrastructure in response to weakened macroeconomic conditions and decline in demand from our OEM customers. Restructuring charges incurred during the 2008 fiscal year were primarily in connection with the acquisition and integration of Solectron. Restructuring charges incurred during the 2007 fiscal year and prior were primarily in connection with the consolidation and closure of multiple manufacturing facilities.

(4)	The Company recognized a charge of $30.0 million during fiscal year 2008 for the write-off of certain intangible asset licenses due to technological obsolescence.

(5)	The Company recognized a charge to impair goodwill as a result of a significant decline in its share value driven by weakened macroeconomic conditions that contributed to a decrease in market multiples and estimated discounted cash flows.

(6)	The Company recognized charges of $199.4 million, $111.5 million and $61.1 million in fiscal years 2010, 2009 and 2008, respectively, for the loss on disposition, other-than-temporary impairment and other related charges on its investments in, and notes receivable from, certain non-publicly traded companies. In fiscal year 2009, the Company recognized a net gain of $22.3 million for the partial extinguishment of its 1% Convertible Subordinated Notes due August 1, 2010. The Company recognized $79.8 million and $20.6 million of net foreign exchange gains primarily related to the liquidation of certain international entities in fiscal years 2007 and 2006, respectively. The Company also recognized $7.7 million in executive separation costs in fiscal years 2006. In fiscal year 2006, the Company recognized a net gain of $4.3 million related to its investments in certain non-publicly traded companies.

(7)	The Company recognized non-cash tax expense of $661.3 million during fiscal year 2008, as we determined the recoverability of certain deferred tax assets was no longer more likely than not.

(8)	Includes continuing and discontinued operations for the fiscal year ended March 31, 2007 and prior.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following markets: infrastructure; mobile communication devices; computing; consumer digital devices; industrial, semiconductor capital equipment, clean technology aerospace and defense, and white goods; automotive and marine; and medical devices. We provide a full range of vertically-integrated global supply chain services through which we can design, build, ship and service a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; rigid printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; after-sales services; and multiple component product offerings.

On October 1, 2007, we completed the acquisition of 100% of the outstanding common stock of Solectron in a cash and stock transaction valued at approximately $3.6 billion. The acquisition of Solectron broadened our service offerings, strengthened our capabilities in the high end computing, communication and networking infrastructure markets, increased the scale of our existing operations and diversified our customer and product mix.

We are one of the world’s largest EMS providers, with revenues of $24.1 billion in fiscal year 2010. As of March 31, 2010, our total manufacturing capacity was approximately 26.6 million square feet. We help customers design, build, ship, and service electronics products through a network of facilities in 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. In fiscal year 2010, our net sales in Asia, the Americas and Europe represented approximately 48%, 33% and 19%, respectively, of our total net sales, based on the location of the manufacturing site.

We believe that the combination of our extensive design and engineering services, significant scale and global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial campuses in low-cost geographic areas and operational track record provide us with a competitive advantage in the market for designing, manufacturing and servicing electronics products for leading multinational OEMs. Through these services and facilities, we offer our OEM customers the ability to simplify their global product development, their manufacturing process, and their after sale services, and enable them to achieve meaningful time to market and cost savings.

Our operating results are affected by a number of factors, including the following:

•	changes in the macroeconomic environment and related changes in consumer demand;

•	the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	the effects on our business when our customers are not successful in marketing their products, or when their products do not gain widespread commercial acceptance;

•	effect on our business due to our customers’ products having short product life cycles;

•	our customers’ ability to cancel or delay orders or change production quantities;

•	our customers’ decision to choose internal manufacturing instead of outsourcing for their product requirements;

•	our exposure to financially troubled customers;

•	integration of acquired businesses and facilities;

•	our increased components offerings may reduce our profitability as we are required to make substantial investments in the resources necessary to design and develop these products without guarantee of cost recovery and margin generation; and

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers.

We also are subject to other risks as outlined in Item 1A, “Risk Factors.”

Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design and manufacturing requirements. We have seen an increase in the penetration of the global OEM manufacturing requirements since the 2001 — 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. In the second half of fiscal 2009, we experienced dramatically deteriorating macroeconomic conditions and demand for our customers’ products slowed in all of the industries we serve. This global economic crisis, and related decline in demand for our customers’ products, put pressure on certain of our OEM customers’ cost structures and caused them to reduce their manufacturing and supply chain outsourcing requirements. In response, we announced in

March 2009 restructuring plans intended to rationalize our global manufacturing capacity and infrastructure with the intent to improve our operational efficiencies by reducing excess workforce and capacity. We have recognized approximately $258.1 million of associated charges since the announcement, with approximately $107.5 million and $150.6 million recognized during fiscal years 2010 and 2009, respectively. Beginning in the second half of fiscal year 2010, we began seeing some positive signs that demand for our OEM customers’ end products was improving. We believe the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services remains strong.

As a result of the recent weakened macroeconomic environment and associated credit market conditions, both liquidity concerns and access to capital negatively impacted many of our customers. We increased our efforts to manage our credit exposure with our customers and re-assessed the financial condition of many of our customers and suppliers to anticipate exposures and minimize our risks. During the 2009 fiscal year we incurred charges of $262.7 million for certain customers, most notably Nortel, that filed for bankruptcy or restructuring protection or experienced significant financial and liquidity difficulties. These charges related to the write-down of inventory and associated contractual obligations, and provisions for doubtful accounts.

Due to the significant decline in our share value in the 2009 fiscal year, which was driven largely by deteriorating macroeconomic conditions that contributed to a considerable decrease in market multiples as well as a decline in the our estimated discounted cash flows, we recorded an impairment charge of $5.9 billion to write-off the entire carrying value of our goodwill as of the date of the charge. This non-cash charge did not affect our financial covenants or cash flows from operations.

We experienced margin improvements in fiscal 2010 as a result of improved customer demand, cost reduction efforts and manufacturing efficiencies.

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

We evaluate goodwill for impairment on an annual basis. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. We have one reporting unit: Electronic Manufacturing Services. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. During fiscal year 2010, we did not recognize any impairment of our goodwill in connection with our impairment evaluation. The fair value of the reporting unit significantly exceeded the carrying value. For further discussion of goodwill see Note 2, “Summary of Accounting Policies — Goodwill and Other Intangibles” in Item 8, “Financial Statements and Supplementary Data.”

In fiscal year 2009, we reviewed the carrying value of long-lived assets, including intangible assets, for impairment due to the deterioration in the global macroeconomic environment. During the third fiscal quarter ended December 31, 2008, we concluded that an interim goodwill impairment analysis was required based on the significant decline in the Company’s market capitalization during the quarter. As a result of this analysis, we recognized a non-cash impairment charge of $5.9 billion to write-off the entire carrying value of the Company’s goodwill as of the date of the assessment.

In fiscal year 2008, we recognized an impairment charge of approximately $30.0 million due to the write-off of certain intangible asset licenses due to technological obsolescence. This charge is included in intangible amortization in the Consolidated Statement of Operations for the fiscal year ended March 31, 2008.

Customer Credit Risk

We have an established customer credit policy through which we manage customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcome of those credit evaluations. We evaluate the collectability of accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent we identify exposures as a result of credit or customer evaluations, we also review other customer related exposures, including but not limited to inventory and related contractual obligations.

During fiscal year 2009, we incurred $262.7 million of charges for Nortel and other customers that filed for bankruptcy or restructuring protection or otherwise experienced significant financial and liquidity difficulties. These charges related to the write-down of inventory and associated contractual obligations, and provisions for doubtful accounts. In developing the provision for the receivables, we considered various mitigating factors including existing provisions, off-setting obligations and amounts subject to administrative priority claims. In November 2009, we agreed to a settlement with Nortel primarily related to pre-bankruptcy petition claims. As a result, we revised our estimates related to the recovery of Nortel accounts receivable, certain retirement and contractual obligations and other claims. In addition, we have continued to recover amounts related to previously reserved inventory as a result of continuing business with Nortel post bankruptcy. During fiscal year 2010, we recorded a net $2.3 million reduction to the original charge, which included a reduction to cost of sales of $26.3 million and an increase to selling, general and administrative expenses of $24.0 million. We do not expect to incur additional charges relating to Nortel or other customers referenced above.

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

Long-term Investments and Notes Receivable

We have certain investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in our Consolidated Balance Sheets. Non-majority-owned investments are accounted for using the equity method when we have an ownership percentage equal to or greater than 20%, or have the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. During fiscal year 2010, we sold our entire interest in one of our non-majority owned investments and related note receivable for cash of approximately $252.5 million, net of closing costs. In conjunction with this transaction we recognized an impairment charge of approximately $107.4 million during the first quarter fiscal 2010. During the second quarter fiscal 2010, we recognized charges of $92.0 million for other-than-temporary impairment of notes receivable from one affiliate and an equity investment in another affiliate.

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

Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to our consolidated financial statements for the 2010, 2009 and 2008 fiscal years.

We provide a comprehensive suite of services for our customers that range from contract design services to original product design to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services were less than 10% of our total sales during the 2010, 2009 and 2008 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations.

Accounting for Business and Asset Acquisitions

We have actively pursued business and asset acquisitions, which are accounted for using the acquisition method of accounting. The fair value of the net assets acquired and the results of the acquired businesses are included in the Consolidated Financial Statements from the acquisition dates forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates were used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired was recognized as goodwill.

We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. Contingent consideration is recorded at fair value as of the date of the acquisition with subsequent adjustments recorded in earnings. Changes to valuation allowances on acquired deferred taxes are recognized in the provision for, or benefit from, income taxes. The valuation of these tangible and identifiable intangible assets and liabilities are subject to further management review and could change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material impact on our consolidated operating results or financial condition. Effective April 1, 2009, we adopted a new accounting standard in which future adjustments to the estimates used in determining the fair values of our acquired assets and assumed liabilities could impact our consolidated operating results or financial condition.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Scholes option valuation method, and is recognized as expense ratably over the requisite service period of the award. Calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, the expected option life, the risk-free interest rate, and the dividend yield, which are used to calculate fair value. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. To the extent actual forfeitures differ significantly from our estimates, adjustments to compensation cost may be required in future periods.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.” The data below, and discussion that follows, represents our results from operations.

	Fiscal Year Ended March 31,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.6	95.4	94.2
Restructuring charges	0.4	0.5	1.5

Gross profit	5.0	4.1	4.3
Selling, general and administrative expenses	3.2	3.2	2.9
Intangible amortization	0.3	0.4	0.4
Goodwill impairment charge	—	19.2	—
Restructuring charges	0.1	0.1	0.1
Other charges, net	0.8	0.3	0.3
Interest and other expense, net	0.6	0.7	0.5

Income (loss) before income taxes	—	(19.8)	0.1
Provision for (benefit from) income taxes	(0.1)	—	2.6

Net income (loss)	0.1%	(19.8)%	(2.5)%

Net sales

Net sales during fiscal year 2010 totaled $24.1 billion, representing a decrease of $6.8 billion, or 22%, from $30.9 billion during fiscal 2009, primarily due to reduced customer demand as a result of the weakened macroeconomic environment, market share losses and re-alignment of the outsourcing strategy of a key customer in the mobile market, and financial distress and reorganization of another key customer in the infrastructure market. The decline in revenues resulting from these two customers was approximately $3.7 billion or 11.8% of fiscal 2009 revenue. These declines in sales were partially offset by a significant revenue increase from a newly emerging key customer in the smart phone market as well as expanded sales with a key customer in the computing market. Sales during fiscal year 2010 decreased across all of the markets we serve, consisting of: (i) $3.2 billion in the infrastructure market, (ii) $1.2 billion in the mobile market, (iii) $1.2 billion in the consumer digital market, and (iv) $1.2 billion in the computing, industrial, automotive, and other markets. Net sales decreased across all of the geographical regions we serve, consisting of $3.6 billion in Asia, $2.5 billion in the Americas, and $728.3 million in Europe.

Net sales during fiscal year 2009 totaled $30.9 billion, representing an increase of $3.4 billion, or 12.3%, from $27.6 billion during fiscal year 2008, primarily due to the acquisition of Solectron, new customers, and to new program wins from various existing customers across multiple markets. These factors were offset, in part, by reduced customer demand during the second half of fiscal year 2009 due to the weakening macroeconomic environment. As a result, while our sales for fiscal year 2009 increased, sales for the last six months of fiscal 2009 decreased $3.1 billion or 18.5%, to $13.7 billion, compared with sales of $16.8 billion for the last six months of fiscal 2008. Sales during fiscal year 2009 increased $1.5 billion in the computing market, $1.2 billion in the infrastructure market and $1.1 billion in the industrial, medical, automotive and other markets. Sales decreased $350.2 million in the mobile communications market and $17.9 million in the consumer digital market. Net sales during fiscal year 2009 increased by $2.6 billion in the Americas and $1.1 billion in Europe, and decreased $297.0 million in Asia.

Our ten largest customers during fiscal years 2010, 2009 and 2008 accounted for approximately 47%, 50% and 55% of net sales, respectively, with Hewlett-Packard accounting for greater than 10% of our net sales during fiscal

2010 and Sony-Ericsson, accounting for greater than 10% of our net sales during fiscal years 2009 and 2008, respectively.

Gross profit

Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. The flexible design of our manufacturing processes allow us to build a broad range of products in our facilities, which allows us to better utilize our manufacturing capacity. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin often improves over time as manufacturing program volumes increase, as our utilization rates and overhead absorption improves, and as we increase the level of vertically-integrated manufacturing services content. As a result of these various factors, our gross margin varies from period to period.

Gross profit during fiscal year 2010 decreased $62.9 million to $1.2 billion from $1.3 billion during fiscal year 2009. Gross margin increased to 5.0% of net sales in fiscal 2010 as compared with 4.1% of net sales in fiscal 2009. The 90 basis point year over year increase in gross margin was primarily attributable to an approximate 40 basis point improvement due to the Nortel bankruptcy in the prior year, discussed below, an approximate 10 basis point reduction in restructuring charges recognized during the current year, and an increase primarily attributable to improved capacity utilization as a result of cost reduction benefits derived from our restructuring activities. Component shortages were experienced during the third and fourth quarters of fiscal 2010, but did not have a significant impact on our operating results. We anticipate component shortages will continue into our 2011 fiscal year.

During fiscal year 2009, we incurred $145.3 million in charges related to the Nortel bankruptcy, of which $98.0 million were recorded in cost of sales. In November 2009, we agreed to a settlement with Nortel primarily related to pre-bankruptcy petition claims. As a result, we revised our estimates related to the recovery of Nortel accounts receivable, certain retirement and contractual obligations and other claims. In addition, the Company has continued to recover amounts related to previously reserved inventory as a result of continuing business with Nortel post-bankruptcy. During fiscal year 2010, we recorded a net $2.3 million reduction to the original charge, which included a reduction to cost of sales of $26.3 million net of an increase to selling, general and administrative expenses of $24.0 million. The total impact of the $98.0 million prior charge to cost of sales coupled with the $26.3 million recovery resulted in an approximate 40 basis point year over year increase in gross margin.

Gross profit during fiscal year 2009 increased $104.0 million to $1.3 billion from $1.2 billion during fiscal year 2008. Gross margin decreased to 4.1% of net sales in fiscal 2009 as compared with 4.3% in fiscal 2008. The 20 basis point decrease in gross margin was primarily attributable to a 60 basis point increase in cost of sales during fiscal year 2009 for inventory write-downs and associated contractual obligations related to certain financially distressed customers, and an approximate 60 basis point decrease in margin primarily attributable to lower capacity utilization as a result of weakened macroeconomic conditions and related decline in customer demand. The factors contributing to the decrease in gross margin were offset in part by $253.8 million, or 100 basis points, of lower restructuring charges attributable to cost of sales recognized during fiscal 2009 as compared to fiscal year 2008.

Restructuring charges

We recognized restructuring charges of approximately $107.5 million during fiscal year 2010 as part of our restructuring plans previously announced in March 2009 in order to rationalize our global manufacturing capacity and infrastructure in response to weakened macroeconomic conditions. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. We classified approximately $92.4 million of these charges as cost of sales and approximately $15.1 million of these charges as selling, general and administrative expenses during fiscal year 2010. The charges recognized by reportable geographic region amounted to $45.1 million, $25.1 million and

$37.3 million for Asia, the Americas and Europe, respectively. Approximately $43.1 million of these restructuring charges were non-cash. As of March 31, 2010, accrued severance and facility closure costs related to restructuring charges incurred during fiscal year 2010 were approximately $13.7 million, the entire amount of which was classified as current. We do not anticipate additional material charges in future periods relating to these restructuring plans.

During fiscal year 2009, we recognized restructuring charges of approximately $179.8 million related primarily to rationalizing our global manufacturing capacity and infrastructure as a result of deteriorating macroeconomic conditions. The global economic crisis and the related decline in demand for our customers’ products across all of the industries we serve, caused our OEM customers to reduce their manufacturing and supply chain outsourcing and negatively impacted our capacity utilization levels. Our restructuring activities improved our operational efficiencies by reducing excess workforce and capacity. In addition to the cost reductions, these activities further shifted our manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. We classified approximately $155.1 million of these charges as cost of sales and approximately $24.7 million of these charges as selling, general and administrative expenses during fiscal year 2009. The charges recognized by reportable geographic region amounted to $96.9 million, $56.7 million and $26.2 million for Asia, the Americas and Europe, respectively. Approximately $55.8 million of these restructuring charges were non-cash. As of March 31, 2010, accrued severance and facility closure costs related to restructuring charges incurred during fiscal year 2009 was approximately $13.3 million, of which approximately $2.5 million was classified as a long-term obligation.

During fiscal year 2008, we recognized restructuring charges of approximately $447.7 million primarily related to our acquisition of Solectron. These charges were related to restructuring activities which included closing, consolidating and relocating certain manufacturing, design, and administrative operations, eliminating redundant assets and reducing excess workforce and capacity in multiple manufacturing and design locations globally. The activities associated with these charges involved multiple actions at each location, were completed in multiple steps and generally within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. We classified approximately $408.9 million of these charges as a component of cost of sales. The fiscal year 2008 restructuring charge of approximately $447.7 million was net of approximately $52.9 million of customer reimbursements earned in accordance with the various agreements with Nortel. The reimbursement was included as a component of cost of sales during fiscal year 2008. The charges recognized by reportable geographic region, before the Nortel reimbursement, amounted to $178.9 million, $175.2 million and $146.5 million for Asia, Europe and the Americas, respectively. Approximately $202.5 million of these restructuring charges were non-cash. As of March 31, 2010, accrued facility closure costs related to restructuring charges incurred during fiscal year 2008 and prior were approximately $37.3 million, of which approximately $19.7 million was classified as a long-term obligation.

Refer to Note 9, “Restructuring Charges,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our restructuring activities.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, totaled $767.1 million or 3.2% of net sales, during fiscal year 2010, compared to $979.1 million, or 3.2% of net sales, during fiscal year 2009. The overall decreases in SG&A expense and SG&A as a percentage of sales during the fiscal year 2010 were primarily the result of our restructuring activities and discretionary cost reduction actions, and the recognition of provisions for accounts receivable from financially distressed customers of $73.3 million incurred during fiscal 2009. These decreases were partially offset by the $24.0 million charge in fiscal 2010 related to Nortel, discussed in gross profit above.

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

Goodwill impairment

During our third fiscal quarter of fiscal 2009, which ended December 31, 2008, we concluded that an interim goodwill impairment assessment was required due to the significant decline in our market capitalization, which was driven largely by deteriorating macroeconomic conditions that contributed to a considerable decrease in market multiples as well as a decline in our estimated discounted cash flows. As a result of our analysis, we recorded a non-cash impairment charge to goodwill in the amount of $5.9 billion during the quarter ended December 31, 2008 to eliminate the entire carrying value of our goodwill as of the date of the assessment. For further discussion of goodwill impairment charges recorded, see Note 2, “Summary of Accounting Policies — Goodwill and Other Intangibles” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Intangible amortization

Amortization of intangible assets in fiscal year 2010 decreased by $46.3 million to $89.6 million from $135.9 million in fiscal year 2009. The reduction in expense was primarily due to the use of the accelerated method of amortization for certain customer related intangibles, which resulted in decreasing expense over time.

Amortization of intangible assets in fiscal year 2009 increased by $23.6 million to $135.9 million from $112.3 million in fiscal year 2008. The increase in expense was primarily attributable to the increase in intangibles arising from our acquisition of Solectron on October 1, 2007, including $9.3 million of increased expense for cumulative adjustments related to purchase accounting adjustments recognized during fiscal 2009. The increase in expense was also due to a lesser extent to intangibles arising from other acquisitions completed in fiscal years 2009 and 2008 that were individually not significant and for which a full year’s amortization would not have been recognized in fiscal year 2008. This increase in expense was offset, in part, by $30.0 million in expense recognized during fiscal year 2008 for the write-off of certain intangible asset licenses due to technological obsolescence.

Other charges, net

During fiscal year 2010, we sold our entire interest in one of our non-majority owned investments and related note receivable for cash of approximately $252.5 million, and recognized an impairment charge associated with the sale of $107.4 million. We also recognized charges totaling approximately $92.0 million during the second quarter of fiscal 2010 associated with the other-than-temporary impairment of our notes receivable from one affiliate and an equity investment in another affiliate. Deterioration in the business prospects, cash flow expectations, and increased liability concerns of the affiliate and the equity investment resulted in the impairment of the carrying value to the estimated recoverable value.

During fiscal year 2009, we recognized approximately $74.1 million in charges to write-down certain notes receivable from an affiliate to the expected recoverable amount, and approximately $37.5 million in charges for the other-than-temporary impairment of certain of our investments in companies that were experiencing significant financial and liquidity difficulties. These charges were offset to some extent by a gain of $22.3 million resulting from the partial extinguishment of $260.0 million in principal amount of our 1% Convertible Subordinated Notes due August 1, 2010.

During fiscal year 2008, we recognized approximately $61.1 million in other charges related to the other-than-temporary impairment and related charges on certain of our investments. Of this amount, approximately $57.6 million was attributable to the sale of an investment in an affiliate, which was liquidated in January 2008 for approximately $57.4 million of cash proceeds.

Interest and other expense, net

On April 1, 2009, we adopted a new accounting standard related to accounting for convertible debt instruments that may be settled in cash upon conversion. The adoption of the new standard affected the accounting for our 1% Convertible Subordinated Notes and Zero Coupon Convertible Junior Subordinated Notes (collectively referred to as the “Convertible Notes”) by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the debt component at our nonconvertible debt borrowing rate on the date of issuance. The standard required that we record the change in accounting principle retrospectively to all periods presented. As a result of the adoption of this standard, we recognized approximately $21.4 million in incremental non-cash interest expense during fiscal year 2010. In addition, we retrospectively adjusted interest and other expense, net for fiscal years 2009 and 2008 to include $43.5 million and $42.0 million, respectively, of incremental non-cash interest expense.

Interest and other expense, net was $155.6 million during fiscal year 2010, compared to $231.9 million (as restated for the retrospective application of the new accounting standard) during fiscal year 2009, a decrease of $76.3 million. The decrease in expense was primarily the result of less debt outstanding during the fiscal period including the approximate $400.0 million tender and redemption of the 6.5% Senior Subordinated Notes and the $100.0 million tender of the 6.25% Senior Subordinated Notes. Further reduction in interest expense was due to lower interest rates on variable rate debt and a decrease in non-cash interest expense due to our repurchase of $260.0 million of principal value of our 1% Convertible Subordinated Notes during December 2008 and redemption of our Zero Coupon Convertible Junior Subordinated Notes in July 2009, partially offset by less interest income resulting from the reduction in other notes receivable that were sold during the third quarter of fiscal year 2010.

Interest and other expense, net was $231.9 million during fiscal year 2009 compared to $133.6 million (as restated for the retrospective application of the new accounting standard) during fiscal year 2008, an increase of $98.3 million. The increase in expense was primarily the result of $50.5 million in additional interest expense on the $1.7 billion in borrowings under our term loan facility used to finance the acquisition of Solectron, as well as the refinancing of certain Solectron outstanding debt obligations, and a $39.4 million unfavorable movement in net foreign exchange as a result of the U.S. dollar appreciating against our primary foreign currencies.

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

We have tax loss carryforwards attributable to operations for which we have recognized deferred tax assets. Our policy is to provide a reserve against those deferred tax assets that in our estimate are not more likely than not to be realized. During the twelve-month period ended March 31, 2009, the provision for income taxes includes a benefit of approximately $50.2 million for the reversal of valuation allowances. We received no tax benefit from the impairment of goodwill or distressed customer charges.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company had cash and cash equivalents of $1.9 billion and bank and other borrowings of $2.3 billion. The Company also had a $2.0 billion revolving credit facility, under which there were no borrowings outstanding as of March 31, 2010. The $2.0 billion credit facility and other various credit facilities are subject to compliance with certain financial covenants. As of March 31, 2010, we were in compliance with the covenants under the Company’s indentures and credit facilities.

Fiscal Year 2010

Cash provided by operating activities was $798.9 million during fiscal year 2010. This resulted primarily from $18.6 million of net income for the period before adjustments to include approximately $736.4 million of non-cash items such as depreciation, amortization, and impairment charges, non-cash interest income, and stock compensation expense. Our working capital accounts increased $169.5 million on a net basis, primarily as a result of increased business volume as both accounts receivable and accounts payable increased. The reduction in other current and non current liabilities was primarily due to lower continued payout of prior obligations and accrued obligations related to acquisitions, restructuring charges and financing charges.

Cash provided by investing activities during fiscal year 2010 was $7.8 million. This resulted primarily from proceeds related to the sale of an equity investment and note receivable for $259.8 million, net of closing costs, and was partially offset by approximately $176.5 million in capital expenditures for equipment, net of proceeds on sales and $75.9 million of deferred purchase price payments related to certain historical acquisitions and for three acquisitions completed during the fiscal year 2010.

Cash used in financing activities amounted to $713.3 million during fiscal year 2010. During June 2009, we used $203.2 million to repurchase an aggregate principal amount of $99.8 million of the 6.5% Senior Subordinated Notes due 2013 (“6.5% Notes”) and an aggregate principal amount of $99.9 million of the 6.25% Senior Subordinated Notes due 2014 (“6.25% Notes”) in a cash tender offer. On July 31, 2009, we paid $195.0 million to redeem the 0% Convertible Junior Subordinated Notes upon their maturity. On March 19, 2010, we used $306.3 million to redeem all of the remaining principle balance of $299.8 million of the 6.5% Notes.

Fiscal Year 2009

Cash provided by operating activities was $1.3 billion during fiscal year 2009. This resulted primarily from a $6.1 billion net loss for the period before adjustments to include approximately $6.7 billion of non-cash items, primarily consisting of a $5.9 billion goodwill impairment charge, as well as other non-cash items such as depreciation, amortization, restructuring and distressed customer charges, investment and notes receivable impairment charges, stock-based compensation expense, accretion of interest on notes receivable, and the gain recognized on the partial extinguishment of our 1% Convertible Subordinated Notes due August 2010. Our working capital accounts decreased $800.1 million on a net basis as a result of overall lower business volume, which also contributed to cash provided by operating activities. Net working capital, defined as current assets minus current liabilities, overall decreased to approximately $1.5 billion as of March 31, 2009 from $2.9 billion as of March 31, 2008. The primary difference between the $1.4 billion overall decrease in working capital and the $800.1 million contribution to cash provided from operations was primarily from $212.3 million in purchase accounting adjustments and acquired working capital balances attributable to acquisitions, and the reclassification of $195.0 million principal amount of our Zero Coupon Convertible Junior Subordinated Notes due July 31, 2009 to a current obligation.

Cash used in investing activities during fiscal year 2009 was $644.9 million. This resulted primarily from $462.1 million in net capital expenditures for equipment, $200.0 million for the acquisitions of businesses, and $14.8 million for contingent purchase price payments related to historical acquisitions.

Cash used in financing activities was $646.8 million during fiscal year 2009. This resulted primarily from $260.1 million in payments for the repurchase of 29.8 million of our ordinary shares, $226.2 million used to repurchase an aggregate principal amount of $260.0 million of the 1% Convertible Subordinated Notes due August 1, 2010 and $161.0 million used to repay borrowings outstanding under the $2.0 billion credit facility.

Fiscal Year 2008

Cash provided by operating activities was $1.0 billion during fiscal year 2008. This resulted primarily from a $639.4 million net loss for the period before adjustments to include approximately $1.4 billion of non-cash items, primarily consisting of a $661.3 million deferred tax expense for our re-evaluation of previously recorded deferred tax assets in the United States in connection with its acquisition of Solectron, as well as other non-cash items such as depreciation, amortization, restructuring charges, investment impairment charges, stock-based compensation expense, and accretion of interest on notes receivable. Our working capital accounts decreased $275.4 million, which also contributed to cash provided by operating activities. This decrease in working capital was driven primarily by a decrease in inventory and an increase in accounts payable from working capital management, offset to some extent by an increase in accounts receivable due to increased overall business activity. Net working capital overall increased to approximately $2.9 billion as of March 31, 2008 from $1.1 billion as of March 31, 2007. The primary difference between the $1.8 billion overall increase in working capital and the $275.4 million contribution to cash provided from operations was primarily from purchase accounting adjustments and acquired working capital balances related to our acquisition of Solectron.

Cash used in investing activities during fiscal year 2008 was $935.4 million. This resulted primarily from $612.0 million in cash paid for acquisitions net of cash acquired, which was mostly comprised of $423.5 for our acquisition of Solectron and $327.5 million in net capital expenditures for equipment and the expansion of various low-cost, high-volume manufacturing facilities and industrial parks as well as of our printed circuit board operations and components business.

Cash provided by financing activities was $962.1 million during fiscal year 2008. This resulted primarily from the $1.7 billion borrowed by the Company under the term loan facility entered into in connection with our acquisition of Solectron and proceeds from $161.0 million borrowed under our revolving credit facility, offset by approximately $942.4 million used to repurchase or redeem debt assumed in connection with our acquisitions, which was mostly attributable to Solectron.

We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares. During July 2008, our Board of Directors authorized the repurchase of up to ten percent of the Company’s outstanding ordinary shares, and we repurchased approximately 29.8 million shares under this plan during the 2009 fiscal year. In December 2008, we repurchased $260.0 million principal amount of our 1% Convertible Subordinated Notes, which become due in August 2010. During June 2009, we paid approximately $101.8 million to purchase an aggregate principal amount of $99.8 million of the 6.5% Senior Subordinated Notes and we paid approximately $101.3 million to purchase an aggregate principal amount of $99.9 million of the 6.25% Senior Subordinated Notes in a cash tender offer. In July 2009, we paid $195.0 million to redeem the Zero Coupon Junior Subordinated Notes upon maturity. In March 2010, we paid approximately $306.3 million to redeem the aggregate principal balance of $299.8 million of our 6.5% Senior Subordinated Notes at a redemption price of 102.167% of the principal amount. We have approximately $2.3 billion in total debt outstanding as of March 31, 2010 and our $234.2 million principal amount of our 1% Convertible Subordinated Notes is due in August 2010. We are currently evaluating whether to fund the retirement of these notes with existing cash balances and anticipated cash flows from operations, or refinance the notes by issuing debt or sales of receivables under our asset backed securitization programs. We have no significant additional borrowings outstanding that are due within the next twelve months.

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

Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders. Liquidity needs are also dependent upon the extent of cash charges associated with restructuring and integration activities.

Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables under asset backed securitization programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements, to certain third-party banking institutions with limited recourse. As of March 31, 2010 and 2009, we had sold receivables totaling $582.1 million and $643.6 million, respectively, net of our participation through asset-backed security and other financing arrangements, which are not included in our Consolidated Balance Sheet. In connection with new accounting standards that we are required to adopt during the first quarter of fiscal year 2011, the accounts receivable factoring and the North America Asset Backed Securitization programs were amended such that the accounts receivable sold under these programs will continue to be removed from our balance sheets. The Global Asset Backed Securitization program will be consolidated and accounts receivable sold under this program will remain on our balance sheet. Cash received under the program will be classified as short-term bank borrowings.

We anticipate that we will enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth. The sale or issuance of equity or convertible debt securities could result in dilution to current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations and could increase debt service obligations. This increased indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit our ability to access additional capital or execute our business strategy. Any downgrades in credit ratings could adversely affect our ability to borrow as a result of more restrictive borrowing terms.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have a $2.0 billion revolving credit facility that expires in May 2012. As of March 31, 2010, there were no borrowings outstanding under the credit facility. The credit facility requires that we maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined. As of March 31, 2010, we were in compliance with the covenants under the credit facility.

We and certain of our subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $254.9 million in the aggregate under which there were approximately $6.7 million of borrowings outstanding as of March 31, 2010.

We have approximately $1.7 billion of borrowings outstanding under a term loan facility as of March 31, 2010. Of this amount, approximately $500.0 million matures in October 2012, and the remainder matures in October 2014. Loans under the facility amortize in quarterly installments in an amount equal to 1% per annum with the balance due at the end of the fifth or seventh year, as applicable. The facility requires that we maintain a maximum ratio of total indebtedness to EBITDA, and as of March 31, 2010, we were in compliance with the financial covenants under the facility.

We have approximately $302.2 million outstanding under senior subordinated notes which bear interest at 6.25% and are due in November 2014. We also have approximately $234.2 million outstanding under convertible subordinated notes as of March 31, 2010, which bear interest at 1% and are due in August 2010.

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

Future payments due under our purchase obligations, debt and related interest obligations and operating lease contracts are as follows:

		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Contractual Obligations:
Purchase obligations	$2,951,395	$2,951,395	$—	$—	$—
Long-term debt and capital lease obligations	2,256,809	266,551	507,338	1,470,638	12,282
Interest on long-term debt obligations*	397,882	95,427	187,812	111,248	3,395
Operating leases, net of subleases	474,630	123,646	168,395	95,630	86,959

Total contractual obligations	$6,080,716	$3,437,019	$863,545	$1,677,516	$102,636

*	Includes interest expense on interest rate swaps.

Borrowings under our term loan agreement bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. Estimated interest for the term loan facility is based on the applicable fixed rate plus a margin of 2.25% for the approximately $847.0 million on which the floating interest payment has been swapped for fixed interest payments, and is based on LIBOR plus a margin of 2.25% for the remaining amounts outstanding.

We have excluded $129.9 million liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 8, “Income Taxes” of the Notes to Consolidated Financial Statements for further details.

Our purchase obligations can fluctuate significantly from period-to-period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We continuously sell a designated pool of trade receivables to a third-party qualified special purpose entity, which in turn sells an undivided ownership interest to an investment conduit administered by an unaffiliated financial institution. In addition to this financial institution, we participate in the securitization agreement as an investor in the conduit. The fair value of our investment participation, together with our recourse obligation that approximates 5% of the total receivables sold, was approximately $135.4 million and $123.8 million as of March 31, 2010 and 2009, respectively. Effective April 1, 2010, the adoption of the new accounting guidance removes the concept of a qualifying special purpose entity and, accordingly, we will consolidate this entity. Refer to Note 2, “Summary of Accounting Policies — Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “Summary of Accounting Policies” of the Notes to the Consolidated Financial Statements for recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments with maturities of three months or less from original dates of purchase. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to the greater of 20% of the total investment portfolio or $10.0 million in any single institution. We protect our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2010, the outstanding amount in the investment portfolio was $1.2 billion, comprised mainly of money market funds with an average return of 0.40%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

We had fixed and variable rate debt outstanding of approximately $2.3 billion as of March 31, 2010, of which approximately $556.4 million related to fixed rate debt obligations. As of March 31, 2010, our fixed rate debt consisted primarily of $302.2 million of 6.25% Senior Subordinated Notes and $234.2 million of 1% Coupon Convertible Subordinated Notes.

Variable rate debt obligations were approximately $1.7 billion, which primarily consisted of borrowings under the previously discussed term loan facility. Interest on the term loan facility is based at our option on either (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. As discussed further below, the floating interest rate on approximately $847.0 million of the approximately $1.7 billion outstanding under the term loan facility has been swapped for fixed interest rates over approximately the next ten months. We also have a $2.0 billion credit facility whose interest is based at our option on either (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%); or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 0.50% and 1.25%, based on our credit ratings. Variable rate debt also included demand notes and certain variable lines of credit. These credit lines are located throughout the world and variable interest is generally based on a spread over that country’s inter-bank offering rate.

As of March 31, 2010, we have five interest rate swap transactions to effectively convert the floating interest rate on approximately $847.0 million of the $1.7 billion outstanding under the term loan facility to fixed interest rates ranging between approximately 1.0% and 3.6% for remaining terms ranging from one to ten months. We receive floating interest payments at rates equal to the three-month LIBOR on $247.0 million of the swaps, and equal to the one-month LIBOR on $600.0 million of the swaps. In January 2010 and March 2010, $200.0 million and $100.0 million, respectively, of the swaps with fixed interest rates ranging between 1.0% to 2.45% expired. In April 2010, $100.0 million of the swaps with a fixed interest rate of 1.0% will expire. In October 2010, $500.0 million of the swaps with fixed interest rates of 3.61% will expire. In January 2011, the remaining $247.0 million of the swaps with fixed interest rates of approximately 3.6% will expire.

Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily because the floating interest on approximately $847.0 million of the $1.7 billion in variable rate debt obligations as of March 31, 2010 has effectively been converted to fixed and due to the current low interest rates, a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

As of March 31, 2010, the approximate fair values of our, 6.25% Senior Subordinated Notes, 1% Convertible Subordinated Notes and debt outstanding under our Term Loan Agreement were 101.0%, 99.18% and 95.58% of the face values of the debt obligations, respectively, based on broker trading prices.

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

We endeavor to maintain a fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward and swap contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution was not material. The gains and losses on forward and swap contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency forward and swap contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2010 amounted to $2.1 billion and the recorded fair values of the associated asset and/or liability were not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle in Australian dollar, Brazilian real, British pound, Canadian dollar, China renminbi, Czech koruna, Danish krone, Euro, Hungarian forint, Israel shekel, Japanese yen, Malaysian ringgit, Mexican peso, Norwegian krone, Polish zloty, Romanian leu, Singapore dollar, Swedish krona, Swiss franc and U.S. dollar.

Based on our overall currency rate exposures as of March 31, 2010, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2009, the Company adopted a new accounting standard related to the accounting for convertible debt instruments that may be settled in cash upon conversion.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 21, 2010

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2010	2009
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,927,556	$1,821,886
Accounts receivable, net of allowance for doubtful accounts of $13,163 and
$29,020 as of March 31, 2010 and 2009, respectively	2,438,950	2,316,939
Inventories	2,875,819	2,996,785
Other current assets	747,676	799,396

Total current assets	7,990,001	7,935,006
Property and equipment, net	2,118,576	2,333,781
Goodwill and other intangible assets, net	254,717	291,491
Other assets	279,258	756,662

Total assets	$10,642,552	$11,316,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$266,551	$208,403
Accounts payable	4,447,968	4,049,534
Accrued payroll	347,324	336,123
Other current liabilities	1,285,368	1,814,711

Total current liabilities	6,347,211	6,408,771
Long-term debt and capital lease obligations, net of current portion	1,990,258	2,733,680
Other liabilities	320,516	313,321
Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary shares, no par value; 843,208,876 and 839,412,939 issued, and 813,429,154 and 809,633,217 outstanding as of March 31, 2010 and 2009, respectively	8,924,769	8,862,008
Treasury stock, at cost; 29,779,722 shares as of March 31, 2010 and 2009	(260,074)	(260,074)
Accumulated deficit	(6,664,723)	(6,683,317)
Accumulated other comprehensive loss	(15,405)	(57,449)

Total shareholders’ equity	1,984,567	1,861,168

Total liabilities and shareholders’ equity	$10,642,552	$11,316,940

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net sales	$24,110,733	$30,948,575	$27,558,135
Cost of sales	22,800,733	29,513,011	25,972,787
Restructuring charges	92,458	155,134	408,945

Gross profit	1,217,542	1,280,430	1,176,403
Selling, general and administrative expenses	767,134	979,060	807,029
Intangible amortization	89,615	135,872	112,317
Goodwill impairment charge	—	5,949,977	—
Restructuring charges	15,070	24,651	38,743
Other charges, net	206,895	89,262	61,078
Interest and other expense, net	155,603	231,917	133,582

Income (loss) before income taxes	(16,775)	(6,130,309)	23,654
Provision for (benefit from) income taxes	(35,369)	5,209	705,037

Net income (loss)	$18,594	$(6,135,518)	$(681,383)

Earnings (loss) per share:
Net income (loss):
Basic	$0.02	$(7.47)	$(0.95)

Diluted	$0.02	$(7.47)	$(0.95)

Weighted-average shares used in computing per share amounts:
Basic	811,677	820,955	720,523

Diluted	821,112	820,955	720,523

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)

Net income (loss)	$18,594	$(6,135,518)	$(681,383)
Other comprehensive income:
Foreign currency translation adjustment	16,409	(32,357)	24,935
Unrealized gain (loss) on derivative instruments, and other income (loss)	25,635	(22,983)	(12,704)

Comprehensive income (loss)	$60,638	$(6,190,858)	$(669,152)

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Ordinary Shares		Retained	Other	Total
	Shares		Earnings	Comprehensive	Shareholders’
	Outstanding	Amount	(Deficit)	Income (Loss)	Equity
	(In thousands)

BALANCE AT MARCH 31, 2007, as reported	607,545	$5,923,799	$267,200	$(14,340)	$6,176,659
Effect of adoption of new accounting standard (See Note 2)	—	252,017	(133,616)	—	118,401

BALANCE AT MARCH 31, 2007, as restated	607,545	6,175,816	133,584	(14,340)	6,295,060
Issuance of ordinary shares for acquisitions	221,802	2,519,670	—	—	2,519,670
Fair value of vested options assumed for acquisition	—	11,282	—	—	11,282
Exercise of stock options	4,291	35,911	—	—	35,911
Issuance of vested shares under share bonus awards	1,565	—	—	—	—
Net loss	—	—	(681,383)	—	(681,383)
Stock-based compensation, net of tax	—	48,061	—	—	48,061
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	—	—	—	(12,704)	(12,704)
Foreign currency translation	—	—	—	24,935	24,935

BALANCE AT MARCH 31, 2008	835,203	8,790,740	(547,799)	(2,109)	8,240,832
Repurchase of ordinary shares at cost	(29,780)	(260,074)	—	—	(260,074)
Issuance of ordinary shares for acquisitions	141	270	—	—	270
Exercise of stock options	2,243	13,848	—	—	13,848
Issuance of vested shares under share bonus awards	1,826	—	—	—	—
Net loss	—	—	(6,135,518)	—	(6,135,518)
Stock-based compensation, net of tax	—	57,150	—	—	57,150
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	—	—	—	(22,983)	(22,983)
Foreign currency translation	—	—	—	(32,357)	(32,357)

BALANCE AT MARCH 31, 2009	809,633	8,601,934	(6,683,317)	(57,449)	1,861,168
Exercise of stock options	2,497	6,026	—	—	6,026
Issuance of vested shares under share bonus awards	1,299	—	—	—	—
Net income	—	—	18,594	—	18,594
Stock-based compensation, net of tax	—	56,735	—	—	56,735
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	—	—	—	25,635	25,635
Foreign currency translation	—	—	—	16,409	16,409

BALANCE AT MARCH 31, 2010	813,429	$8,664,695	$(6,664,723)	$(15,405)	$1,984,567

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$18,594	$(6,135,518)	$(681,383)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	707,530	693,597	712,840
Goodwill impairment charge	—	5,949,977	—
(Gain) loss on debt repurchases	10,437	(22,325)	—
Provision for doubtful accounts	44,066	73,845	1,090
Foreign currency gain on liquidation	—	(6,862)	—
Non-cash interest income and other	26,146	(6,366)	6,819
Stock compensation	56,474	56,914	47,641
Deferred income taxes and other non-cash income taxes	(108,272)	(19,899)	633,850
Gain on divestitures of operations	—	—	(9,733)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(121,194)	1,025,434	(241,959)
Inventories	141,754	1,128,936	205,584
Other current and noncurrent assets	19,189	242,525	(82,506)
Accounts payable	413,053	(1,212,108)	335,356
Other current and noncurrent liabilities	(408,861)	(451,371)	115,234

Net cash provided by operating activities	798,916	1,316,779	1,042,833

Cash flows from investing activities:
Purchases of property and equipment, net of disposition	(176,463)	(462,079)	(327,547)
Acquisition of businesses, net of cash acquired	(75,901)	(214,496)	(629,182)
Proceeds from divestitures of operations	—	5,269	11,138
Other investments and notes receivable, net	260,188	26,450	10,220

Net cash provided by (used in) investing activities	7,824	(644,856)	(935,371)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	792,856	11,259,472	7,861,739
Repayments of bank borrowings and long-term debt	(1,002,668)	(11,433,848)	(6,935,508)
Payments for early repurchase of long-term debt	(509,486)	(226,199)	—
Payments for repurchases of ordinary shares	—	(260,074)	—
Proceeds from exercise of stock options	6,026	13,848	35,911

Net cash provided by (used in) financing activities	(713,272)	(646,801)	962,142

Effect of exchange rates on cash	12,202	76,816	(64,181)

Net increase in cash and cash equivalents	105,670	101,938	1,005,423
Cash and cash equivalents, beginning of year	1,821,886	1,719,948	714,525

Cash and cash equivalents, end of year	$1,927,556	$1,821,886	$1,719,948

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION OF THE COMPANY

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company’s operations have expanded over the years by a combination of internal expansion and acquisitions, including the acquisition of Solectron Corporation (“Solectron”) in fiscal year 2008 (see Note 12). The Company is a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following markets: infrastructure; mobile communication devices; computing; consumer digital devices; industrial, semiconductor capital equipment, clean technology, aerospace and defense, and white goods; automotive and marine; and medical devices. The Company’s strategy is to provide customers with a full range of vertically-integrated global supply chain services through which the Company designs, builds, ships and services a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle.

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

Basis of Presentation and Principles of Consolidation

The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year. The first fiscal quarter ended on July 3, 2009, June 27, 2008 and June 29, 2007, respectively and the second fiscal quarter ended on October 2, 2009, September 26, 2008 and September 28, 2007, respectively. Amounts included in the consolidated financial statements are expressed in U.S. dollars unless otherwise designated.

The accompanying consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a minority interest for the ownership of the minority owners. As of March 31, 2010 and 2009, minority interest was not material. The associated minority owners’ interest in the income or losses of these companies has not been material to the Company’s results of operations for fiscal years 2010, 2009 and 2008, and has been classified within Interest and other expense, net, in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, intangible assets and goodwill; asset impairments; fair values of financial instruments including investments, notes receivable and derivative instruments; restructuring charges; contingencies; fair values of assets and liabilities obtained in business combinations and the fair values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Translation of Foreign Currencies

The financial position and results of operations for certain of the Company’s subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of shareholders’ equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and re-measurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results. Non-functional currency transaction gains and losses, and re-measurement adjustments were not material to the Company’s consolidated results of operations for fiscal years 2010, 2009 and 2008, and have been classified as a component of interest and other expense, net in the consolidated statement of operations.

Revenue Recognition

The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. The Company makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to the consolidated financial statements for the 2010, 2009 and 2008 fiscal years.

The Company provides services for its customers that range from contract design to original product design to repair services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Net sales for services were less than 10% of the Company’s total sales in the 2010, 2009 and 2008 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations.

Customer Credit Risk

The Company has an established customer credit policy, through which it manages customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. The Company performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of those credit evaluations. The Company evaluates the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent the Company identifies exposures as a result of credit or customer evaluations, the Company also reviews other customer related exposures, including but not limited to inventory and related contractual obligations. During fiscal year 2009, the Company incurred $262.7 million of charges relating to Nortel and other customers that filed for bankruptcy or restructuring protection or otherwise experienced significant financial and liquidity difficulties. Of these charges, the Company classified approximately $189.5 million in cost of sales related to the write-down of inventory and associated

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual obligations and $73.3 million as selling, general and administrative expenses for provisions for doubtful accounts during fiscal year 2009. We do not expect to incur additional charges relating to Nortel or other customers referenced above.

In November 2009, the Company agreed to a settlement with Nortel primarily related to pre-bankruptcy petition claims. As a result, the Company revised its estimates related to the recovery of Nortel accounts receivable, certain retirement and contractual obligations and other claims. In addition, the Company has continued to recover amounts related to previously reserved inventory as a result of continuing business with Nortel post bankruptcy. During fiscal year 2010, the Company recorded a net $2.3 million reduction to the original charge, which included a reduction to cost of sales of $26.3 million and an increase to selling, general and administrative expenses of $24.0 million.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash and cash equivalents, investments, and derivative instruments.

The following table summarizes the activity in the Company’s allowance for doubtful accounts during fiscal years 2010, 2009 and 2008:

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Year	Expenses	Write-Offs	Year
	(In thousands)

Allowance for doubtful accounts:
Year ended March 31, 2008	$17,074	$1,326	$(1,668)	$16,732
Year ended March 31, 2009	$16,732	$73,845	$(61,557)	$29,020
Year ended March 31, 2010	$29,020	$44,066	$(59,923)	$13,163

The amount charged to costs and expenses net of deductions/write-offs for the fiscal years ended March 31, 2010 and 2009 includes $42.2 million and $52.6 million, respectively, attributable to Nortel discussed under Customer Credit Risk above.

One customer accounted for approximately 10% of the Company’s net sales in fiscal 2010. A separate customer accounted for approximately 11% and 16% of the Company’s net sales in fiscal years 2009 and 2008, respectively. The Company’s ten largest customers accounted for approximately 47%, 50% and 55% of its net sales, in fiscal years 2010, 2009, and 2008, respectively. As of March 31, 2010 and 2009, no single customer accounted for greater than 10% of the Company’s total accounts receivable.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less from original dates of purchase are carried at cost, which approximates fair market value, and are considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking accounts, money market funds and time deposits.

Cash and cash equivalents consisted of the following:

	As of March 31,
	2010	2009
	(In thousands)

Cash and bank balances	$715,146	$1,024,694
Money market funds and time deposits	1,212,410	797,192

	$1,927,556	$1,821,886

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of March 31,
	2010	2009
	(In thousands)

Raw materials	$1,874,244	$1,907,584
Work-in-progress	480,216	524,038
Finished goods	521,359	565,163

	$2,875,819	$2,996,785

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which are amortized over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following:

	Depreciable
	Life	As of March 31,
	(In Years)	2010	2009
		(In thousands)

Machinery and equipment	3-10	$2,286,988	$2,335,273
Buildings	30	963,460	1,019,454
Leasehold improvements	up to 30	250,373	237,136
Furniture, fixtures, computer equipment and software	3-7	367,206	404,477
Land	—	137,959	150,204
Construction-in-progress	—	145,925	97,565

		4,151,911	4,244,109
Accumulated depreciation and amortization		(2,033,335)	(1,910,328)

Property and equipment, net		$2,118,576	$2,333,781

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total depreciation expense associated with property and equipment amounted to approximately $375.9 million, $385.5 million and $338.4 million in fiscal years 2010, 2009 and 2008, respectively. Proceeds from the disposition of property and equipment were $58.1 million, $51.9 million and $140.3 million in fiscal years 2010, 2009 and 2008, respectively, and are presented net with purchases of property and equipment within cash flows from investing activities in the consolidated statements of cash flows. Property and equipment excludes assets no longer in use and held for sale as a result of restructuring activities, as discussed in Note 9.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Refer to Note 9, “Restructuring Charges” for a discussion of impairment charges recorded in fiscal years 2010, 2009 and 2008.

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

Accounting for Business and Asset Acquisitions

The Company has actively pursued business and asset acquisitions, which are accounted for using the acquisition method of accounting. The fair value of the net assets acquired and the results of the acquired businesses are included in the Company’s Consolidated Financial Statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill.

The Company estimates the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. Contingent consideration is recorded at fair value as of the date of the acquisition with subsequent adjustments recorded in earnings. Changes to valuation allowances on acquired deferred tax assets are recognized in the provision for, or benefit from, income taxes. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on the Company’s consolidated operating results or financial position.

Goodwill and Other Intangibles

Goodwill is tested for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. The Company has one reporting unit: Electronic Manufacturing Services. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. The Company completed its annual impairment test during its fourth quarter of fiscal year

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 and determined that no impairment existed as of the date of the impairment test. The fair value of the reporting unit significantly exceeded the carrying value.

During its third fiscal quarter of 2009, which ended December 31, 2008, the Company concluded that an interim goodwill impairment analysis was required based on the significant decline in the Company’s market capitalization during the quarter. This decline in market capitalization was driven largely by deteriorating macroeconomic conditions that contributed to a considerable decrease in market multiples as well as a decline in the Company’s estimated discounted cash flows.

Pursuant to the accounting guidance for goodwill and other intangible assets, the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of the Company is compared to its carrying value. In connection with the preparation of interim financial statements for the period ended December 31, 2008, management completed a valuation of the Company, which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections, and concluded the estimated fair value of the Company was less than its net book value. Accordingly the guidance required a second step to determine the implied fair value of the Company’s goodwill, and to compare it to the carrying value of the Company’s goodwill. This second step included valuing all of the tangible and intangible assets and liabilities of the Company as if it had been acquired in a business combination, including valuing all of the Company’s intangible assets even if they were not currently recorded to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill as of that date was zero. As a result, the Company recognized a non-cash impairment charge of approximately $5.9 billion during the quarter ended December 31, 2008 to write-off the entire carrying value of its goodwill.

The following table summarizes the activity in the Company’s goodwill account during fiscal years 2010 and 2009:

	As of March 31,
	2010	2009
	(In thousands)

Balance, beginning of the year	$36,776	$5,559,351
Additions(1)	17,635	118,240
Impairment	—	(5,949,977)
Purchase accounting adjustments and reclassification to other intangibles(2)	31,646	385,275
Foreign currency translation adjustments	(1,697)	(76,113)

Balance, as of March 31, 2010 and 2009, net of accumulated impairment of $5,949,977, respectively	$84,360	$36,776

(1)	For fiscal years 2010 and 2009, additions were attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 12, “Business and Asset Acquisitions and Divestitures.”

(2)	Includes adjustments and reclassifications resulting from management’s review and finalization of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition, based on management’s estimates. Adjustments and reclassifications during fiscal year 2010 was attributable to purchase accounting adjustments for certain historical acquisitions that were not individually significant to the Company. Adjustments and reclassifications during fiscal year 2009 included approximately $362.5 million attributable to the Company’s October 2007 acquisition of Solectron, and other purchase accounting adjustments for certain acquisitions that were not individually significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 12, “Business and Asset Acquisitions and Divestitures.”

The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets concurrent with its

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

testing of goodwill for impairment for the period ended March 31, 2010 and concluded that such amounts continued to be recoverable.

Intangible assets are comprised of customer-related intangibles, which primarily include contractual agreements and customer relationships; and licenses and other intangibles, which is primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Generally customer-related intangibles are amortized on an accelerated method based on expected cash flows, generally over a period of up to eight years, and licenses and other intangibles generally over a period of up to seven years. No residual value is estimated for any intangible assets. During fiscal year 2010, the Company did not have any material additions to intangible assets. During fiscal year 2009, the Company added approximately $71.6 million of intangible assets comprised of approximately $56.8 million related to customer related intangible assets, and approximately $14.8 million related to acquired licenses and other intangibles. The fair value of the Company’s intangible assets purchased through business combinations is principally determined based on management’s estimates of cash flow and recoverability. The Company is in the process of determining the fair value of its intangible assets acquired from certain acquisitions made in fiscal 2010. Such valuations will be completed within one year of purchase. Accordingly, these amounts represent preliminary estimates, which are subject to change upon finalization of purchase accounting, and any such change may have a material effect on the Company’s results of operations. The components of acquired intangible assets are as follows:

	As of March 31, 2010			As of March 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)

Intangible assets:
Customer-related intangibles	$506,595	$(355,409)	$151,186	$506,449	$(280,046)	$226,403
Licenses and other intangibles	54,792	(35,621)	19,171	54,559	(26,247)	28,312

Total	$561,387	$(391,030)	$170,357	$561,008	$(306,293)	$254,715

Total intangible amortization expense recognized during fiscal years 2010, 2009, and 2008 was $89.6 million, $135.9 million, and $112.3 million, respectively. As of March 31, 2010, the weighted-average remaining useful lives of the Company’s intangible assets were approximately 2.2 years and 3.2 years for customer-related intangibles, and licenses and other intangibles, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)

2011	$64,433
2012	42,311
2013	28,786
2014	18,964
2015	9,506
Thereafter	6,357

Total amortization expense	$170,357

Derivative Instruments and Hedging Activities

All derivative instruments are recognized on the consolidated balance sheet at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is measured quarterly based on a regression of the forward rate on the derivative instrument against the forward rate for the furthest time period the hedged item can be

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Assets

The Company has certain equity investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in the Company’s consolidated balance sheets. Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20%, or has the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. The Company monitors these investments for impairment and makes appropriate reductions in carrying values as required. Fair values of these investments, when required, are estimated using unobservable inputs, primarily discounted cash flow projections.

As of March 31, 2010 and 2009, the Company’s equity investments in non-majority owned companies totaled $27.3 million and $120.7 million, respectively, of which $1.9 million and $7.0 million, respectively, were accounted for using the equity method. Notes receivable from these investments were $0 and $352.9 million as of March 31, 2010 and 2009, respectively. The equity in the earnings or losses of the Company’s equity method investments were not material to the consolidated results of operations for fiscal years 2010, 2009 and 2008.

In August 2009, the Company sold its entire interest in one of its non-majority owned investments and related note receivable for cash of approximately $252.5 million, net of closing costs. In conjunction with this transaction, the Company recognized an impairment charge of approximately $107.4 million during the first quarter of 2010. During the second quarter fiscal 2010, as a result deterioration in the business prospects, cash flow expectations, and increased liquidity concerns, the Company recognized charges totaling approximately $92.0 million associated with the other-than-temporary impairment of our notes receivable from one affiliate and an equity investment in another affiliate. Total impairment charges related to the Company’s equity investments and notes receivable for fiscal year 2010 were approximately $199.4 million and are included in Other charges, net in the Consolidated Statements of Operations. During fiscal year 2009, the Company recognized an approximate $74.1 million impairment charge to write-down notes receivable from an affiliate to its expected recoverable amount, which was included in Other charges, net in the Consolidated Statements of Operations.

In January 2008, the Company liquidated all of its approximately 35% investment in the common stock of an affiliate, which was accounted for under the equity method. The Company decided to sell its investment to the majority holder rather than participate in a new equity round of financing. The Company received approximately $57.4 million of cash proceeds in connection with the divestiture of this equity investment and recognized an impairment loss of approximately $48.5 million based on the price at which it was sold.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Equity Compensation Plans

As of March 31, 2010, the Company grants equity compensation awards from four plans: the 2001 Equity Incentive Plan (the “2001 Plan”), the 2002 Interim Incentive Plan (the “2002 Plan”), the 2004 Award Plan for New Employees (the “2004 Plan”) and the Solectron Corporation 2002 Stock Plan, which was assumed by the Company as a result of its acquisition of Solectron. These plans are collectively referred to as the Company’s equity compensation plans below.

•	The 2001 Plan provides for grants of up to 62.0 million ordinary shares (plus shares available under prior Company plans and assumed plans consolidated into the 2001 Plan). The 2001 Plan provides for grants of incentive and nonqualified stock options and share bonus awards to employees, officers and non-employee directors. Options issued to employees under the 2001 Plan generally vest over four years and generally expire either seven or ten years from the date of grant. Options granted to non-employee directors expire five years from the date of grant.

•	The 2002 Plan provides for grants of up to 20.0 million ordinary shares. The 2002 Plan provides for grants of nonqualified stock options and share bonus awards to employees and officers. Options issued under the 2002 Plan generally vest over four years and generally expire either seven or ten years from the date of grant. Share bonus awards generally vest in installments over a three to five year period.

•	The 2004 Plan provides for grants of up to 10.0 million ordinary shares. The 2004 Plan provides for grants of nonqualified stock options and share bonus awards to new employees. Options issued under the 2004 Plan generally vest over four years and generally expire either seven or ten years from the date of grant. Share bonus awards generally vest in installments over a three to five year period.

•	In connection with the acquisition of Solectron (see Note 12), the Company assumed the Solectron corporation 2002 Stock Plan (the “SLR Plan”), including all options to purchase Solectron common stock with exercise prices equal to, or less than, $5.00 per share of Solectron common stock outstanding under such plan. Each option assumed was converted into an option to acquire the Company’s ordinary shares and the Company assumed approximately 7.4 million vested and unvested options with exercise prices ranging between $5.45 and $14.41 per Flextronics ordinary share. Further, there were approximately 19.4 million shares available for grant under the SLR Plan when it was assumed by the Company.

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

The Company grants share bonus awards under its equity compensation plans. Share bonus awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. Share bonus awards generally vest in installments over a three to five year period and unvested share bonus awards are forfeited upon termination of employment. Vesting for certain share bonus awards is contingent upon both service and performance criteria.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)

Cost of sales	$10,847	$9,283	$6,850
Selling, general and administrative expenses	45,627	47,631	40,791

Total stock-based compensation expense	$56,474	$56,914	$47,641

As required by the authoritative guidance for stock-based compensation, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. Total stock-based compensation capitalized as part of inventory during the fiscal years ended March 31, 2010 and 2009 was not material.

As of March 31, 2010, the total compensation cost related to unvested stock options granted to employees under the Company’s equity compensation plans, but not yet recognized, was approximately $60.5 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.0 years and will be adjusted for estimated forfeitures. As of March 31, 2010, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company’s equity compensation plans was approximately $54.4 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 1.2 years and will be adjusted for estimated forfeitures. Approximately $27.4 million of the unrecognized compensation cost is related to share bonus awards where vesting is contingent upon meeting both a service requirement and achievement of longer-term goals. As further discussed below, this cost will not be recognized unless it is determined that vesting of these awards is probable.

Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows pursuant to the authoritative guidance. During fiscal years 2010, 2009 and 2008, the Company did not recognize any excess tax benefits as a financing cash inflow related to its equity compensation plans.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Dividend — The Company has never paid dividends on its ordinary shares and currently does not intend to do so in the near term, and accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected term of the option.

The fair value of the Company’s stock options granted to employees for fiscal years 2010, 2009 and 2008, other than those granted in connection with the option exchange in fiscal year 2010 and those with market criteria discussed below, was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2010	2009	2008

Expected term	4.5 years	4.2 years	4.6 years
Expected volatility	53.8%	51.0%	36.2%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	1.3%	2.2%	4.2%
Weighted-average fair value	$2.75	$2.22	$4.29

Options granted during the 2010 and 2009 fiscal years had contractual lives of seven years, and options granted during fiscal year 2008 had contractual lives of ten years.

During the 2009 fiscal year, 2.7 million options were granted to certain key employees which vest over a period of four years. These options expire seven years from the date of grant and are exercisable only when the Company’s stock price is $12.50 per share, or above. The fair value of these options was estimated to be $4.25 per share and were calculated using a lattice model.

Stock-Based Awards Activity

On July 14, 2009, the Company launched an exchange offer under which eligible employees had the opportunity to voluntarily exchange their eligible outstanding stock options for a lesser amount of replacement stock options with new exercise prices equal to the closing price of the Company’s ordinary shares on the date of exchange (the “Exchange”). The Exchange offer was not open to the Company’s Board of Directors or its executive officers. To be eligible for exchange an option must: (i) have had an exercise price of at least $10.00 per share, (ii) have been outstanding, and (iii) have been granted at least 12 months prior to the commencement date of the Exchange offer. All replacement option grants were subject to a vesting schedule of two, three or four years from the date of grant of the replacement options depending on the remaining vesting period of the option grants surrendered for cancellation in the Exchange. Stock options with exercise prices between $10.00 and $11.99 were exchangeable for new options at a rate of 1.5 existing options per new option grant, and stock options with exercise prices of $12.00 or more were exchangeable at a rate of 2.4 existing options per new option grant. Outstanding options covering approximately 29.8 million shares were eligible to participate in the Exchange.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of option activity for the Company’s equity compensation plans, excluding unvested share bonus awards (“Price” reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2010		2009		2008
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of fiscal year	81,927,879	$9.13	52,541,413	$11.67	51,821,915	$11.63
Granted	869,600	6.17	43,586,251	6.21	5,391,475	11.66
Granted under option exchange program	16,867,452	5.57	—	—	—	—
Assumed in business combination (Note 12)	—	—	—	—	7,355,133	10.68
Exercised	(2,496,254)	6.54	(2,242,639)	6.13	(4,291,426)	8.39
Forfeited	(6,376,879)	9.50	(11,957,146)	10.16	(7,735,684)	12.31
Cancelled under option exchange program	(27,923,229)	11.85	—	—	—	—

Outstanding, end of fiscal year	62,868,569	$7.16	81,927,879	$9.13	52,541,413	$11.67

Options exercisable, end of fiscal year	24,989,665	$10.71	34,329,956	$12.51	39,931,387	$11.80

The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company’s ordinary shares determined as of the time of option exercise) under the Company’s equity compensation plans was $10.3 million, $6.3 million and $14.5 million during fiscal years 2010, 2009 and 2008, respectively.

Cash received from option exercises under all equity compensation plans was $6.0 million, $13.8 million and $35.9 million for fiscal years 2010, 2009 and 2008, respectively.

The following table presents the composition of options outstanding and exercisable as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

$ 1.94 – $ 2.26	19,075,550	5.71	$2.22	3,129,575	$2.20
$ 3.35 – $ 5.75	16,316,384	6.35	5.56	29,612	5.39
$ 5.87 – $ 7.07	1,215,915	3.61	6.01	828,215	5.89
$ 7.08 – $10.60	12,457,294	4.60	9.83	7,330,221	9.54
$ 10.67 – $11.41	1,593,383	5.81	11.13	1,509,717	11.12
$ 11.53 – $13.98	8,444,327	4.39	12.44	8,396,609	12.44
$ 14.34 – $23.19	3,765,716	3.30	17.16	3,765,716	17.16

$ 1.94 – $23.19	62,868,569	5.30	$7.16	24,989,665	$10.71

Options vested and expected to vest	61,157,681	5.28	$7.23

As of March 31, 2010, the aggregate intrinsic value for options outstanding, options vested and expected to vest (which includes adjustments for expected forfeitures), and options exercisable were $146.9 million,

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$140.9 million and $19.4 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares as of March 31, 2010 for the approximately 37.1 million options that were in-the-money at March 31, 2010. As of March 31, 2010, the weighted average remaining contractual life for options exercisable was 4.3 years.

The following table summarizes the Company’s share bonus award activity (“Price” reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2010		2009		2008
	Shares	Price	Shares	Price	Shares	Price

Unvested share bonus awards outstanding, beginning of fiscal year	10,456,905	$10.31	8,866,364	$10.70	4,332,500	$8.11
Granted	523,229	7.08	4,364,194	9.30	6,540,197	11.42
Vested	(1,331,357)	8.98	(1,825,252)	9.41	(1,564,733)	6.71
Forfeited	(847,168)	10.40	(948,401)	11.08	(441,600)	10.24

Unvested share bonus awards outstanding, end of fiscal year	8,801,609	$10.31	10,456,905	$10.31	8,866,364	$10.70

Of the unvested share bonus awards granted under the Company’s equity compensation plans during fiscal years 2009 and 2008, 1,930,000 and 1,162,500, respectively, were granted to certain key employees whereby vesting is contingent upon both a service requirement and the Company’s achievement of certain longer-term goals over a period of three to five years. Due to a change in business outlook, which has been significantly impacted by the macroeconomic decline which began in fiscal 2009, management believes that achievement of these longer-term goals is no longer probable. Accordingly, approximately 2.8 million of these unvested share bonus awards are not expected to vest. As a result, in the fourth quarter of fiscal year 2009, approximately $8.9 million in cumulative compensation expense previously recognized through December 31, 2008 (including $4.7 million recognized in fiscal years 2008 and prior) for share bonus awards with both a service requirement and a performance condition was reversed. Compensation expense will not be recognized for these share bonus awards unless management determines it is again probable these share bonus awards will vest for which a cumulative catch-up of expense would be recorded.

The total intrinsic value of shares vested under the Company’s equity compensation plans was $7.0 million, $17.2 million and $17.7 million during fiscal years 2010, 2009 and 2008, respectively, based on the closing price of the Company’s ordinary shares on the date vested.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Basic earnings (loss) per share:
Net income (loss)	$18,594	$(6,135,518)	$(681,383)
Shares used in computation:
Weighted-average ordinary shares outstanding	811,677	820,955	720,523

Basic earnings (loss) per share	$0.02	$(7.47)	$(0.95)

Diluted earnings (loss) per share:
Net income (loss)	$18,594	$(6,135,518)	$(681,383)
Shares used in computation:
Weighted-average ordinary shares outstanding	811,677	820,955	720,523
Weighted-average ordinary share equivalents from
stock options and awards(1)	9,435	—	—
Weighted-average ordinary share equivalents from
convertible notes(2)	—	—	—

Weighted-average ordinary shares and ordinary share
equivalents outstanding	821,112	820,955	720,523

Diluted earnings (loss) per share	$0.02	$(7.47)	$(0.95)

(1)	As a result of the Company’s net loss, ordinary share equivalents from approximately 1.6 million and 5.7 million options and share bonus awards were excluded from the calculation of diluted earnings (loss) per share during the twelve-month period ended March 31, 2009 and 2008, respectively. Additionally, ordinary share equivalents from stock options to purchase approximately 38.1 million, 61.5 million and 39.4 million shares during fiscal years 2010, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)	On July 31, 2009, the principal amount of the Company’s Zero Coupon Convertible Junior Subordinated Notes was settled in cash upon maturity. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the conversion price) in stock. The conversion price was $10.50 per share. On the maturity date the Company’s stock price was less than the conversion price, and therefore no shares were issued.

During December 2008, the Company purchased an aggregate principal amount of $260.0 million of its outstanding 1% Convertible Subordinated Notes, which resulted in a reduction of the ordinary share equivalents into which such notes were convertible from approximately 32.2 million to approximately 15.5 million. As the Company has the positive intent and ability to settle the principal amount of these notes in cash, all ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share for fiscal 2010, 2009 and 2008. The Company intends to settle any conversion spread (excess of the conversion value over conversion price) in stock. The conversion price is $15.525 per share (subject to certain adjustments). During fiscal years 2010, 2009 and 2008, the conversion obligation was less than the principal portion of these notes and accordingly, no additional shares were included as ordinary share equivalents.

Recent Accounting Pronouncements

In June 2009, a new accounting standard was issued which amends the consolidation guidance applicable to variable interest entities (“VIEs”), the approach for determining the primary beneficiary of a VIE, and disclosure requirements of a company’s involvement with VIEs. This standard is effective for fiscal years beginning after November 15, 2009 and is required to be adopted by the Company in the first quarter of fiscal year 2011. The adoption of this standard is not expected to have any impact on the Company’s consolidated statement of operations.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon adoption, sales of accounts receivable in the Global Asset Backed Securitization program will be to a VIE in which the Company is the primary beneficiary. As a result, the Company will consolidate this VIE and the accounts receivable sold to it will remain on the Company’s balance sheet. Cash received from the program will be accounted for as a borrowing on the Company’s balance sheet and as a financing activity in the statement of cash flows. The North America Asset Backed Securitization program was amended such that sales of accounts receivable from this program will be to a VIE in which a third party financial institution is the primary beneficiary of the VIE and, as a result, the accounts receivable sold to the VIE will continue to be removed from the Company’s Consolidated Balance Sheets. Accounts receivable sold and the Company’s participation in the VIE will be reported as operating activities in the Consolidated Statements of Cash Flows (see Note 6).

In June 2009, a new accounting standard was issued which removes the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009 and is required to be adopted by the Company in the first quarter of fiscal year 2011. The adoption of this standard is not expected to have any impact on the Company’s consolidated statement of operations. Upon adoption, accounts receivable sold in the Global Asset Backed Securitization program, as currently structured, will be consolidated by the Company and will remain on its balance sheet ($217.1 million at March 31, 2010, net of the Company’s participation interests which are already recorded in other current assets). Cash received from the program will be treated as a bank borrowing on the Company’s balance sheet and as a financing activity in the statement of cash flows. The Company is currently investigating alternative structures to amend or replace the Global Asset Backed Securitization program such that sales of accounts receivable under the amended program will continue to be removed from the Consolidated Balance Sheet. The North America Asset Backed Securitization program and the accounts receivable factoring program were amended such that sales of accounts receivable from these programs will continue to be removed from the Consolidated Balance Sheets. Accounts receivable sold will be reported as cash provided by operating activities in the Consolidated Statements of Cash Flows (see Note 6).

In December 2007, the FASB issued a new accounting standard related to non-controlling interests of subsidiaries in Consolidated Financial Statements. The new guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The standard was effective for fiscal years beginning after December 15, 2008, and was required to be adopted by the Company in the first quarter of fiscal year 2010. The Company’s minority interests, and associated minority owners’ interest in the income or losses of the related companies has not been material to its results of operations for fiscal years 2010, 2009 and 2008. Accordingly, the adoption of the new accounting guidance did not have a material impact on the Company’s reported consolidated results of operations, financial condition and cash flows.

In September 2006, the FASB issued a new accounting standard related to the accounting of fair value measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. The FASB provided for a one-year deferral of the new guidance for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis and is required to be applied prospectively, to fiscal years beginning after November 15, 2008. The Company’s adoption of the net accounting guidance related to financial assets and liabilities, and other assets and liabilities that are carried at fair value on a recurring basis during fiscal year 2010 did not materially impact the Company’s consolidated financial position, results of operations and cash flows.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued a new accounting standard related to assets acquired and liabilities assumed in business combinations. The new accounting guidance established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The guidance also established disclosure requirements which are intended to enable users to evaluate the nature and financial effects of the business combination. This standard was effective for fiscal years that begin after December 15, 2008, and was required to be applied prospectively for all business combinations entered into after the date of adoption, which was April 1, 2009 for the Company. The Company’s adoption of the new accounting guidance did not have a material impact on its reported consolidated results of operations, financial condition and cash flows. Application of this standard to future acquisitions will result in the recognition of certain expenditures including transaction costs and costs related to exit activities to be treated as period expenses rather than as a component of the purchase price consideration. In addition, contingent consideration is recorded at fair value as of the date of the acquisition with subsequent adjustments recognized in earnings. Also included in the new accounting guidance was an amendment to the accounting for post acquisition adjustments to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as an adjustment to the provision for, or benefit from, income taxes. These requirements did not have a material impact on our fiscal 2010 results of operations.

In May 2008, the FASB issued a new accounting standard related to accounting for convertible debt instruments which requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and was required to be adopted by the Company beginning April 1, 2009. The standard required the Company to record the change in accounting principle retrospectively to all periods presented.

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

The standard required the Company to record the change in accounting principle retrospectively to all periods presented, which included cumulative effect adjustments as of March 31, 2009 to the opening balance of Accumulated deficit of approximately $225.0 million, an approximate $27.6 million reduction in the carrying value of the Convertible Notes, an increase in the recorded value of Ordinary shares of approximately $252.0 million, which represents the carrying amount of the equity component, and a reduction to deferred financing costs of approximately $525,000, which is included in Other assets. The adjustment to Accumulated deficit represented imputed interest for the period from issuance of each convertible note to March 31, 2009, and a $5.8 million reduction in the gain recognized in the third quarter of fiscal year 2009, for the partial extinguishment of the 1% Convertible Subordinated Notes. Coupon interest expense and discount amortization related to the original issuance costs were immaterial for all periods presented.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had no impact on the Company’s consolidated cash flows. Below is a summary of the financial statement effects of implementing the new standard:

	1% Convertible Subordinated Notes		Zero Coupon Convertible Junior Subordinated Notes
Balance Sheet:	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
		(In thousands)

Previous carrying value — principal amount of Notes	$239,993	$239,993	$—	$195,000
Unamortized discount	(5,753)	(21,602)	—	(5,955)

Net carrying amount of Notes	$234,240	$218,391	$—	$189,045

	Twelve-Month Periods Ended March 31,			Twelve-Month Periods Ended March 31,
Income Statement:	2010	2009	2008	2010	2009	2008
			(In thousands)

Amortization of discount net of adjustments to deferred financing costs	$15,440	$27,173	$27,258	$5,976	$16,375	$14,755
Gain on repurchase of 1%
Convertible Subordinated Notes	—	5,823	—	—	—	—

Total	$15,440	$32,996	$27,258	$5,976	$16,375	$14,755

As a result of the new standard, basic and diluted net income per share decreased by $0.03 for the twelve-month period ended March 31, 2010. Basic and diluted net income per share decreased by $0.06 for the periods ended March 31, 2009 and 2008, respectively.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)

Net cash paid (received) for:
Interest	$126,327	$178,641	$126,975
Income taxes	$89,973	$(56,315)	$59,553
Non-cash investing and financing activities:
Issuance of ordinary shares for acquisition of businesses	$—	$270	$2,519,670
Fair value of vested options assumed in acquisition of business	$—	$—	$11,282

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	BANK BORROWINGS AND LONG-TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of March 31,
	2010	2009
	(In thousands)

0.00% convertible junior subordinated notes due July 2009	$—	$189,045
1.00% convertible subordinated notes due August 2010	234,240	218,391
6.50% senior subordinated notes due May 2013	—	399,622
6.25% senior subordinated notes due November 2014	302,172	402,090
Term Loan Agreement, including current portion, due in installments
through October 2014	1,691,775	1,709,116
Other	26,643	23,270

	2,254,830	2,941,534
Current portion	(265,954)	(207,991)

Non-current portion	$1,988,876	$2,733,543

Maturities for the Company’s long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)

2011	$265,954
2012	16,752
2013	489,702
2014	11,688
2015	1,458,574
Thereafter	12,160

Total	$2,254,830

Revolving Credit Facilities and Other Credit Lines

On May 10, 2007, the Company entered into a five-year $2.0 billion credit facility that expires in May 2012. As of March 31, 2010 and 2009, there were no borrowings outstanding under the credit facility. Borrowings under the credit facility bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%); or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 0.50% and 1.25%, based on the Company’s credit ratings. The Company is required to pay a quarterly commitment fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the credit facility based on the Company’s credit ratings and, if the utilized portion of the credit facility exceeds 50% of the total commitments, a quarterly utilization fee of 0.125% on such utilized portion. The Company is also required to pay letter of credit usage fees ranging between 0.50% and 1.25% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and a fronting fee of (i) in the case of commercial letters of credit, 0.125% of the amount available to be drawn under such letters of credit, and (ii) in the case of standby letters of credit, 0.125% per annum on the daily average undrawn amount of such letters of credit.

The credit facility is unsecured, and contains customary restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2010, the Company was in compliance with the covenants under the credit facility.

The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $254.9 million in the aggregate, under which there were approximately $6.7 million and $1.9 million of borrowings outstanding as of March 31, 2010 and 2009, respectively. These facilities, lines of credit and other loans bear annual interest at the respective country’s inter — bank offering rate, plus an applicable margin, and generally have maturities that expire on various dates through fiscal year 2011. The credit facilities are unsecured and the lines of credit and other loans are primarily secured by accounts receivable.

Zero Coupon Convertible Junior Subordinated Notes

On July 31, 2009, the Company paid $195.0 million to redeem the Zero Coupon Convertible Junior Subordinated Notes upon maturity. The Notes carried conversion provisions to issue shares to settle any conversion spread (excess of conversion value over the conversion price of $10.50 per share). On the maturity date, the Company’s stock price was less than the conversion price, and therefore no shares were issued.

1% Convertible Subordinated Notes

The 1% Convertible Subordinated Notes are due in August 2010 and are convertible at any time prior to maturity into ordinary shares of the Company at a conversion price of $15.525 (subject to certain adjustments). During December 2008, the Company paid approximately $226.2 million to purchase an aggregate principal amount of $260.0 million of these notes under a modified Dutch auction procedure. The Company recognized a gain of approximately $22.3 million (as adjusted for the retroactive adoption of the accounting for convertible debt described in Note 2) during the fiscal year ended March 31, 2009 associated with the partial extinguishment of the Notes net of approximately $5.7 million for estimated transaction costs and the write-off of related debt issuance costs, which is recorded in Other charges, net in the Consolidated Statements of Operations. The gain was reduced by $5.8 million in connection with the retroactive adoption of a new accounting standard effective April 1, 2009. As of March 31, 2010, the $234.2 million net principal amount of these Notes was classified as current liabilities and included in “Bank borrowings, current portion of long-term debt and capital lease obligations” in the Consolidated Balance Sheet.

6.5% Senior Subordinated Notes

On March 19, 2010, the Company paid approximately $306.3 million to redeem the aggregate principal balance of $299.8 million of these notes at a redemption price of 102.167% of the principal amount. The Company recognized a loss associated with the early redemption of the notes of approximately $10.5 million during the fiscal year ended March 31, 2010, consisting of the redemption price premium of approximately $6.5 million, and approximately $4.0 million for transaction costs and the write-off of unamortized debt costs. The loss is recorded in Other charges, net in the Consolidated Statements of Operations.

During June 2009, the Company paid approximately $101.8 million to purchase an aggregate principal amount of $99.8 million of these Notes in a cash tender offer. The cash paid included $2.3 million in consent fees paid to holders of the Notes that were tendered but not purchased as well as to holders that consented but did not tender, which were capitalized and were being recognized as a component of interest expense over the remaining life of the Notes until the redemption noted above. The Company recognized a $2.3 million loss during fiscal year 2010 associated with the partial extinguishment of the Notes, which included approximately $2.6 million for transaction costs and the write-down of related debt issuance costs. In conjunction with the tender offer, the Company obtained consents to certain amendments to the restricted payments covenants and certain related definitions in the indenture

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under which the Notes were issued. The amendments permitted the Company greater flexibility to purchase or make other payments in respect of its equity securities and debt that was subordinated to the Notes and to make certain other restricted payments under the indenture.

6.25% Senior Subordinated Notes

The Company may redeem its 6.25% Senior Subordinated Notes that are due on November 15, 2014, in whole or in part at redemption prices of 102.083% and 101.042% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on November 15 of the years 2010 and 2011, respectively, and at a redemption price of 100% of the principal amount thereof on and after November 15, 2012, in each case, plus any accrued and unpaid interest to the redemption date.

During June 2009, the Company paid approximately $101.3 million to purchase an aggregate principal amount of $99.9 million of these Notes in a cash tender offer. The cash paid included $6.5 million in consent fees paid to holders of the Notes that were tendered but not purchased as well as to holders that consented but did not tender, which were capitalized and are being recognized as a component of interest expense over the remaining life of the Notes. The Company recognized a $2.3 million gain during fiscal year 2010 associated with the partial extinguishment of the Notes, net of approximately $2.7 million for transaction costs and the write-down of related debt issuance costs. In conjunction with the tender offer, the Company obtained consents to certain amendments to the restricted payments covenants and certain related definitions in the indenture under which the Notes were issued. The amendments permit the Company greater flexibility to purchase or make other payments in respect of its equity securities and debt that is subordinated to the Notes and to make certain other restricted payments under the indenture.

The indenture governing the Company’s outstanding 6.25% Senior Subordinated Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt, (ii) issue or sell stock of certain subsidiaries, (iii) engage in certain asset sales, (iv) make distributions or pay dividends, (v) purchase or redeem capital stock, or (vi) engage in transactions with affiliates. The covenants are subject to a number of significant exceptions and limitations. As of March 31, 2010, the Company was in compliance with the covenants under this indenture.

Term Loan Agreement

In connection with the Company’s acquisition of Solectron Corporation, the Company entered into a $1.759 billion term loan facility, dated as of October 1, 2007, and subsequently amended as of December 28, 2007 (the “Term Loan Agreement”). The Term Loan Agreement was obtained for the purposes of consummating the acquisition, to pay the applicable repurchase or redemption price for certain of Solectron’s notes in connection with the acquisition, and to pay any related fees and expenses including acquisition related costs.

On October 1, 2007, the Company borrowed $1.109 billion under the Term Loan Agreement to pay the cash consideration in the acquisition and acquisition-related fees and expenses. Of this amount, $500.0 million matures five years from the date of the Term Loan Agreement and the remainder matures in seven years. On October 15, 2007, the Company borrowed an additional $175.0 million to fund its repurchase and redemption of certain Solectron Notes. On February 29, 2008, the Company borrowed the remaining $450.0 million available under the Term Loan Agreement to fund its repurchase of additional Solectron notes. The maturity date of these loans is seven years from the date of the Term Loan Agreement. These loans will amortize in quarterly installments in an amount equal to 1% per annum with the balance due at the end of the fifth or seventh year, as applicable. The Company may prepay the loans at any time at 100% of par for any loan with a five year maturity and at 101% of par for the first year and 100% of par thereafter, for any loan with a seven year maturity, in each case plus accrued and unpaid interest and reimbursement of the lender’s redeployment costs. Borrowings under the Term Loan Agreement bear interest, at the Company’s option, either at (i) the base rate (the greater of the agent’s prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term Loan Agreement is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The Term Loan Agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA, during the term of the Term Loan Agreement. Borrowings under the Term Loan Agreement are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2010, the Company was in compliance with the financial covenants under the Term Loan Agreement.

As of March 31, 2010, the Company had approximately $1.7 billion of borrowings outstanding under the Term Loan Agreement, of which the floating interest payments on $847.0 million has been swapped for fixed interest payments with remaining terms ranging from one to ten months (see Note 5).

Fair Values

As of March 31, 2010, the approximate fair values of the Company’s 6.25% Senior Subordinated Notes, 1% Convertible Subordinated Notes and debt outstanding under its Term Loan Agreement were 101.0%, 99.18% and 95.58% of the face values of the debt obligations, respectively, based on broker trading prices.

Interest Expense

For the fiscal years ended March 31, 2010, 2009 and 2008, the Company recognized total interest expense of $158.1 million, $245.5 million and $227.4 million (including $21.4 million, $43.5 million, and $42.0 million for the retrospective application of the new accounting standard discussed above), respectively, on its debt obligations outstanding during the period.

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

Foreign Currency Contracts

The Company transacts business in various foreign countries and is therefore, exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and monetary assets and liabilities denominated in non-functional currencies. The Company has established risk management programs to protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The Company tries to maintain a fully hedged position for certain transaction exposures, which are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The Company enters into short-term foreign currency forward and swap contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. Gains and losses on the Company’s forward and swap contracts are designed to offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these forward and swap contracts is minimized since the contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution was not material.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $2.1 billion as summarized below:

		Foreign	Notional
		Currency	Contract Value
Currency	Buy/Sell	Amount	in USD
	(In thousands)

Cash Flow Hedges
CNY	Buy	1,214,718	$177,960
EUR	Buy	21,329	28,745
EUR	Sell	9,127	13,500
HUF	Buy	10,166,200	51,519
MXN	Buy	1,513,000	121,769
Other	Buy	N/A	51,792

			445,285
Other Forward/Swap Contracts
BRL	Buy	72,200	40,245
BRL	Sell	142,100	79,208
CAD	Buy	49,384	48,321
CAD	Sell	105,773	103,311
CNY	Buy	569,937	83,500
EUR	Buy	51,549	69,596
EUR	Sell	266,673	359,934
GBP	Buy	68,444	103,327
GBP	Sell	92,117	138,941
JPY	Buy	3,978,221	43,087
MXN	Buy	652,000	52,474
MYR	Buy	210,944	64,487
SEK	Buy	1,777,481	245,512
SGD	Buy	69,394	49,649
Other	Buy	N/A	54,871
Other	Sell	N/A	119,327

			1,655,790

Total Notional Contract Value in USD			$2,101,075

As of March 31, 2009, the Company had foreign currency forward and swap contracts with notional values totaling $1.7 billion, of which $120.2 million had been designated as cash flow hedges.

As of March 31, 2010 and 2009, the fair value of the Company’s short-term foreign currency contracts was not material and included in other current assets or other current liabilities, as applicable, in the consolidated balance sheet. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other expense, net in the consolidated statement of operations. As of March 31, 2010 and 2009, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders’ equity in the consolidated balance sheet, relating to changes

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred losses as of March 31, 2010 are expected to be recognized as a component of cost of sales in the consolidated statement of operations primarily over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal years presented and are included as a component of interest and other expense, net in the consolidated statement of operations.

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

$1,147.0

During March 2009, the Company amended its two $250.0 million swaps expiring in October 2010 and one of its $100.0 million swaps, which expired January 2010, from three-month to one-month Libor and reduced the fixed interest payments from 3.89% to 3.61% and from 2.42% to 1.94%, respectively.

These contracts provided for the receipt of interest payments at rates equal to the terms of the various tranches of the underlying borrowings outstanding under the Term Loan Arrangement (excluding the applicable margin), other than the two $250.0 million swaps, expiring October 2010, and the $100.0 million swaps that expired during January 2010 and March 2010, respectively. These swaps provided for the receipt of interest at one-month Libor while the underlying borrowings were based on three-month Libor.

All of the Company’s interest rate swap agreements were accounted for as cash flow hedges, and no portion of the swaps were considered ineffective. For fiscal years 2010, 2009 and 2008 the net amount recorded as interest expense from these swaps was not material. As of March 31, 2010 and 2009, the fair value of the Company’s interest rate swaps were not material and were included in other current liabilities in the consolidated balance sheet, with a corresponding decrease in other comprehensive income. The deferred losses included in other comprehensive income will effectively be released through earnings as the Company makes fixed, and receives variable, payments over the remaining term of the swaps through January 2011.

In January 2010, two swaps totaling $200.0 million with a weighted average interest rate of 2.195% expired, and in March 2010, a $100.0 million swap, with an interest rate of 1%, expired. As of March 31, 2010, the Company had an aggregate amount of $847.0 million in swaps outstanding with a weighted average fixed interest rate of 3.30%.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	TRADE RECEIVABLES SECURITIZATION

The Company continuously sells designated pools of trade receivables under two asset backed securitization programs and an accounts receivable factoring program.

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

The Company services, administers and collects the receivables on behalf of the entity and receives a servicing fee of 1.00% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2010, 2009 and 2008 were not material and are included in Interest and other expense, net within the Consolidated Statements of Operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.

During October 2009, the securitization agreement was amended such that the maximum investment limit of these commercial paper conduits was $500.0 million. Additionally, the Company pays annual facility and commitment fees totaling 1.5% per annum under the facility to the extent funded through the issuance of commercial paper.

The third-party special purpose entity was a qualifying special purpose entity, and accordingly, the Company did not consolidate this entity. As of March 31, 2010 and 2009, approximately $352.5 million and $422.0 million of the Company’s accounts receivable, respectively, had been sold to this third-party qualified special purpose entity. The amounts represent the face amount of the total outstanding trade receivables on all designated customer accounts on those dates. For the years ended March 31, 2010 and 2009, the Company sold approximately $5.7 billion and $6.0 billion, respectively, to the third party special purpose entity. The accounts receivable balances that were sold under this agreement were removed from the Consolidated Balance Sheets and the amounts received are included as cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company had a recourse obligation that was limited to the deferred purchase price receivable, which approximated 5% of the total sold receivables, and its own investment participation, the total of which was approximately $135.4 million and $123.8 million as of March 31, 2010 and 2009, respectively, and each was recorded in Other current assets in the Consolidated Balance Sheets as of March 31, 2010 and 2009. The amount of the Company’s own investment participation varied depending on certain criteria, mainly the collection performance on the sold receivables and the Company’s financing requirements. As the recoverability of the trade receivables underlying the Company’s own investment participation was determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts prior to sale into the third party qualified special purpose entity, the fair value of the Company’s own investment participation reflected the estimated recoverability of the underlying trade receivables. The Company received net cash proceeds of approximately $217.1 million and $298.1 million from the commercial paper conduits for the sale of these receivables as of March 31, 2010 and 2009, respectively. The difference between the amount sold to the commercial paper conduits (net of the Company’s investment participation) and net cash proceeds received from the commercial paper conduits was recognized as a loss on sale of the receivables and recorded in Interest and other expense, net in the Consolidated Statements of Operations.

Effective April 1, 2010, the adoption of a new accounting standard will eliminate the concept of a qualifying special purpose entity and will create more stringent conditions for reporting the transfer of a financial asset as a sale. In addition, effective April 1, 2010, the adoption of a new accounting standard will amend consolidation guidance for determining the primary beneficiary of a variable interest entity. Under this new standard the Company

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be deemed the primary beneficiary of this special purpose entity and will be required to consolidate the special purpose entity. As a result, accounts receivable sold under this program will remain on the Company’s balance sheet, as currently structured, and cash received from the program will be accounted for as a borrowing on the Company’s balance sheet and as a financing activity in the statement of cash flows.

North American Asset-Backed Securitization Agreement

The Company continuously sells a designated pool of trade receivables to an affiliated special purpose vehicle, which in turn sells such receivables to an agent on behalf of two commercial paper conduits administered by unaffiliated financial institutions. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.50% per annum on the outstanding balance of the serviced receivables. Servicing fees recognized during the fiscal year ended March 31, 2010 and 2009 were not material and are included in Interest and other expense, net within the Consolidated Statements of Operations. As the Company estimates that the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. The Company, by design of the transaction, absorbed the majority of expected losses from transfers of trade receivables into the special purpose vehicle and, as such, was deemed the primary beneficiary of this entity. Accordingly, the Company consolidated the special purpose vehicle.

The maximum investment limit of the two commercial paper conduits is $300.0 million. During September 2009, the securitization agreement was amended such that the Company paid commitment fees of 0.80% per annum on the aggregate amount of the liquidity commitments of the financial institutions under the facility (which approximates the maximum investment limit) and an additional program fee of 0.70% on the aggregate amounts invested under the facility by the conduits to the extent funded through the issuance of commercial paper.

As of March 31, 2010 and 2009, the Company transferred approximately $356.9 million and $448.7 million, respectively, into the special purpose vehicle. The Company sold approximately $200.7 million and $173.8 million of accounts receivable to the two commercial paper conduits as of March 31, 2010 and 2009, respectively, and received approximately $200.0 million and $173.1 million, respectively, in net cash proceeds from the sales. For the years ended March 31, 2010 and 2009, the Company received approximately $1.6 billion and $1.7 billion, respectively, in net cash proceeds from the sale. The accounts receivable balances that were sold to the two commercial paper conduits under this agreement were removed from the Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows, and the difference between the amount sold and net cash proceeds received was recognized as a loss on sale of the receivables, and was recorded in Interest and other expense, net in the Consolidated Statements of Operations. The remaining trade receivables transferred into the special purpose vehicle and not sold to the two commercial paper conduits comprised the primary assets of that entity, and were included in trade accounts receivable, net in the Consolidated Balance Sheets of the Company. The recoverability of these trade receivables, both those included in the Consolidated Balance Sheets and those sold but uncollected by the commercial paper conduits, were determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts. Although the special purpose vehicle was fully consolidated by the Company, it was a separate corporate entity and its assets were available first to satisfy the claims of its creditors.

Effective April 2010, the securitization agreement was amended to provide for the sale by the special purpose vehicle of 100% of the receivables instead of a sale of an undivided ownership interest in such receivables. A portion of the purchase price for the receivables will be paid by the two commercial paper conduits in cash and the balance in the form of a deferred purchase price receivable. The amount of the Company’s deferred purchase price receivable will vary primarily depending on the financing requirements of the Company and the performance of the receivables sold. The accounts receivable balances sold under this agreement will be removed from the Consolidated Balance Sheets and be reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. The deferred purchase price receivable will be recorded in other current assets in the consolidated

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet. The Company’s participation in the deferred purchase price receivable will be reported as an operating activity in the Consolidated Statements of Cash Flows.

Factored Accounts Receivable

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $164.2 million and $171.6 million as of March 31, 2010 and 2009, respectively. For the years ended March 31, 2010 and 2009, total accounts receivables sold to certain third party banking institutions was approximately $1.2 billion and $3.6 billion, respectively. These receivables that were sold were removed from the Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. This arrangement was amended to allow sold accounts receivable to continue to be removed from the Consolidated Balance Sheets upon the adoption of a new accounting standard on April 1, 2010.

7.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2010 and 2009, the gross carrying amount and associated accumulated depreciation of the Company’s property and equipment financed under capital leases, and the related obligations was not material. The Company also leases certain of its facilities under non-cancelable operating leases. These operating leases expire in various years through 2024 and require the following minimum lease payments:

Operating
Fiscal Year Ending March 31,	Lease
(In thousands)

2011	$123,646
2012	93,228
2013	75,167
2014	56,867
2015	38,763
Thereafter	86,959

Total minimum lease payments	$474,630

Total rent expense amounted to $143.2 million, $139.2 million and $94.2 million in fiscal years 2010, 2009 and 2008, respectively.

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

8.	INCOME TAXES

The domestic (“Singapore”) and foreign components of income before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)

Domestic	$86,411	$(1,090,863)	$268,294
Foreign	(103,186)	(4,990,075)	(202,627)

Total	$(16,775)	$(6,080,938)	$65,667

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)

Current:
Domestic	$50	$3,461	$547
Foreign	(18,529)	68,581	65,469

	(18,479)	72,042	66,016
Deferred:
Domestic	1,077	895	(252)
Foreign	(17,967)	(67,728)	639,273

	(16,890)	(66,833)	639,021

Provision for (benefit from) income taxes	$(35,369)	$5,209	$705,037

The domestic statutory income tax rate was approximately 17.0% in fiscal years 2010 and 2009, and approximately 18.0% in fiscal year 2008. The reconciliation of the income tax expense (benefit) expected based on domestic statutory income tax rates to the expense (benefit) for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)

Income taxes based on domestic statutory rates	$(2,852)	$(1,033,760)	$11,821
Effect of tax rate differential	(40,728)	38,440	(314,108)
Intangible amortization	15,279	23,098	12,924
Change in liability for uncertain tax positions	(80,175)	8,339	6,367
Goodwill impairment	—	1,011,496	—
Change in valuation allowance	69,076	(50,225)	986,338
Other	4,031	7,821	1,695

Provision for income taxes	$(35,369)	$5,209	$705,037

The $986.3 million change in valuation allowance during fiscal year 2008 includes non-cash tax expense of $661.3 million, principally resulting from management’s re-evaluation of previously recorded deferred tax assets in the United States, which are primarily comprised of tax loss carry forwards. Management believes that the realizability of certain deferred tax assets was no longer more likely than not because it expected future projected taxable income in the United States will be lower as a result of increased interest expense resulting from the term loan entered into as part of the acquisition of Solectron. The remaining change in the valuation allowance during the 2008 fiscal year was primarily for that year’s operating losses and restructuring charges, on which the tax benefit was not more likely than not to be realized.

A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2010, 2009 and 2008 were $65.4 million, $85.3 million and $118.0 million, respectively. The effect on basic and diluted earnings per share for the fiscal year ended March 31, 2010 is $0.08 and the effect on basic and diluted loss per share during fiscal years

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 and 2008 were $0.10 and $0.16, respectively. Unless extended or otherwise renegotiated, the Company’s existing holidays will expire in the fiscal years ending March 31, 2011 through fiscal 2018.

The components of deferred income taxes are as follows:

	As of March 31,
	2010	2009
	(In thousands)

Deferred tax liabilities:
Fixed assets	$—	$(2,211)

Total deferred tax liabilities	—	(2,211)

Deferred tax assets:
Fixed assets	24,512	—
Intangible assets	342,495	246,001
Deferred compensation	10,049	9,616
Inventory valuation	22,238	28,365
Provision for doubtful accounts	9,448	11,834
Net operating loss and other carryforwards	2,773,599	2,857,640
Others	146,965	188,254

	3,329,306	3,341,710
Valuation allowances	(3,280,827)	(3,308,966)

Net deferred tax assets	48,479	32,744

Net deferred tax asset	$48,479	$30,533

The net deferred tax asset is classified as follows:
Current asset (classified as other current assets)	$1,205	$66
Long-term asset	47,274	30,467

Total	$48,479	$30,533

The Company has tax loss carryforwards of approximately $8.2 billion, a portion of which begin expiring in 2011. Utilization of the tax loss carryforwards and other deferred tax assets is limited by the future earnings of the Company in the tax jurisdictions in which such deferred assets arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize any benefit from the deferred tax assets. The valuation allowance provides a reserve against deferred tax assets that are not more likely than not to be realized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. The change in valuation allowance is net of certain increases and decreases to prior year losses and other carryforwards that have no current impact on the tax provision. Approximately $34.0 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options, which if realized will be credited directly to shareholders’ equity and will not be available to benefit the income tax provision in any future period.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2010	2009
	(In thousands)

Balance, beginning of fiscal year	$221,401	$191,147
Additions based on tax position related to the current year	10,605	15,089
Additions for tax positions of prior years	15,693	37,298
Reductions for tax positions of prior years	(63,134)	(972)
Reductions related to lapse of applicable statute of limitations	(3,123)	(3,276)
Settlements	(55,412)	(15,547)
Other	3,858	(2,338)

Balance, end of fiscal year	$129,888	$221,401

The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an estimated range of $10.0 — $30.0 million within the next twelve months due primarily to potential settlements of various audits and the expiration of certain statutes of limitations.

The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2000.

The entire amount of unrecognized tax benefits at March 31, 2010, may affect the annual effective tax rate if the benefits are eventually recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During the fiscal years ended March 31, 2010 and 2009, the Company recognized interest of approximately $5.3 million and $5.9 million, respectively, and no penalties. The Company had approximately $66.8 million and $89.0 million, and $0.3 million and $29.5 million accrued for the payment of interest and penalties, respectively, as of the fiscal years ended March 31, 2010 and 2009, respectively.

9.	RESTRUCTURING CHARGES

Historically, the Company has initiated a series of restructuring activities intended to realign the Company’s global capacity and infrastructure with demand by its customers so as to optimize the operational efficiency, which included reducing excess workforce and capacity, and consolidating and relocating certain manufacturing, design and administrative facilities to lower-cost regions.

The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall intent of these activities is that the Company shifts its manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, and better utilize its overall existing manufacturing capacity. This would enhance the Company’s ability to provide cost-effective manufacturing service offerings, which in turn may enhance its ability to retain and expand the Company’s existing relationships with customers and attract new business.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2010

The Company recognized restructuring charges of approximately $107.5 million during fiscal year 2010 primarily to rationalize the Company’s global manufacturing capacity and infrastructure due to the recent macroeconomic crisis which significantly impacted our customers’ businesses. The Company’s restructuring activities are intended to improve its operational efficiencies by reducing excess workforce and capacity. In addition to the cost reductions, these activities will result in a further shift of manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. The Company classified approximately $92.4 million of these charges as cost of sales and approximately $15.1 million of these charges as selling, general and administrative expenses during fiscal year 2010.

The components of the restructuring charges during fiscal year 2010 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)

Americas:
Severance	$7,234	$1,765	$2,223	$5,214	$16,436
Long-lived asset impairment	1,004	2,154	1,326	—	4,484
Other exit costs	1,742	2,687	(240)	—	4,189

Total restructuring charges	9,980	6,606	3,309	5,214	25,109

Asia:
Severance	7,579	801	1,659	1,964	12,003
Long-lived asset impairment	21,482	1,558	1,589	4,694	29,323
Other exit costs	5,519	(947)	426	(1,191)	3,807

Total restructuring charges	34,580	1,412	3,674	5,467	45,133

Europe:
Severance	4,556	4,573	2,733	892	12,754
Long-lived asset impairment	9,305	—	—	—	9,305
Other exit costs	6,418	—	70	8,739	15,227

Total restructuring charges	20,279	4,573	2,803	9,631	37,286

Total
Severance	19,369	7,139	6,615	8,070	41,193
Long-lived asset impairment	31,791	3,712	2,915	4,694	43,112
Other exit costs	13,679	1,740	256	7,548	23,223

Total restructuring charges	$64,839	$12,591	$9,786	$20,312	$107,528

During fiscal year 2010, the Company recognized approximately $41.2 million of employee termination costs associated with the involuntary terminations of 5,727 identified employees in connection with the charges described above. The identified involuntary employee terminations by reportable geographic region amounted to approximately 2,086, 2,740, and 901 for Asia, the Americas and Europe, respectively. Approximately $35.2 million of these charges were classified as a component of cost of sales.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2010, the Company recognized approximately $43.1 million of non-cash charges for the write-down of property and equipment to management’s estimate of fair value associated with various manufacturing and administrative facility closures. Approximately $33.4 million of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2010 also included approximately $23.2 million for other exit costs, all of which were classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations associated with facility and equipment lease terminations of $19.8 million, facility abandonment and refurbishment costs of $3.2 million, and approximately $0.2 million of other costs.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2010 for charges incurred in fiscal year 2010 and prior periods:

		Long-Lived
		Asset	Other
	Severance	Impairment	Exit Costs	Total
	(In thousands)

Balance as of March 31, 2008	$166,254	$—	$119,439	$285,693
Activities during the fiscal year 2009:
Provisions for charges incurred during the year	108,956	53,233	17,596	179,785
Cash payments for charges incurred in fiscal year 2009	(42,355)	—	(2,646)	(45,001)
Cash payments for charges incurred in fiscal year 2008	(124,736)	—	(64,624)	(189,360)
Cash payments for charges incurred in fiscal year 2007 and prior	(6,906)	—	(6,993)	(13,899)
Non-cash charges incurred during the year	—	(53,233)	(2,518)	(55,751)

Balance as of March 31, 2009	101,213	—	60,254	161,467
Activities during the fiscal year 2010:
Provisions for charges incurred during the year	41,193	43,112	23,223	107,528
Cash payments for charges incurred in fiscal year 2010	(29,661)	—	(21,021)	(50,682)
Cash payments for charges incurred in fiscal year 2009	(61,926)	—	(3,828)	(65,754)
Cash payments for charges incurred in fiscal year 2008 and prior	(22,603)	—	(17,135)	(39,738)
Non-cash charges incurred during the year	—	(43,112)	(5,464)	(48,576)

Balance as of March 31, 2010	28,216	—	36,029	64,245
Less: Current portion (classified as other current liabilities)	(27,228)	—	(14,805)	(42,033)

Accrued facility closure costs, net of current portion (classified as
other liabilities)	$988	$—	$21,224	$22,212

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010, accrued costs related to restructuring charges incurred during fiscal year 2010 were approximately $13.7 million, the entire amount of which was classified as current.

As of March 31, 2010 and 2009, accrued restructuring costs for charges incurred during fiscal year 2009 were approximately $13.3 million and $79.0 million, respectively, of which approximately $2.5 million and $4.8 million, respectively, was classified as a long-term obligation. As of March 31, 2010 and 2009, accrued restructuring costs for charges incurred during fiscal years 2008 and prior were approximately $37.3 million and $82.4 million, respectively, of which approximately $19.7 million and $29.0 million, respectively, was classified as a long-term obligation.

As of March 31, 2010 and 2009, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $46.9 million and $46.8 million, respectively, representing manufacturing facilities that have been closed as part of the Company’s facility consolidations. These assets are recorded at the lesser of carrying value or fair value, which is based on comparable sales from prevailing market data. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other current assets in the consolidated balance sheets.

Fiscal Year 2009

The Company recognized restructuring charges of approximately $179.8 million during fiscal year 2009 primarily to rationalize the Company’s global manufacturing capacity and infrastructure as a result of weak macroeconomic conditions. The global economic crisis and decline in the Company’s customers’ products across all of the industries it serves, caused the Company’s OEM customers to reduce their manufacturing and supply chain outsourcing and had negatively impacted the Company’s capacity utilization levels. The Company’s restructuring activities were intended to improve the operational efficiencies by reducing excess workforce and capacity. In addition to the cost reductions, these activities resulted in a further shift of manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. The Company classified approximately $155.1 million of these charges as cost of sales and approximately $24.7 million of these charges as selling, general and administrative expenses during fiscal year 2009.

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

Fiscal Year 2008

The Company recognized restructuring charges of approximately $447.7 million during fiscal year 2008 primarily resulting from the acquisition of Solectron. These costs were related to restructuring activities which

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included closing, consolidating and relocating certain manufacturing, design and administrative operations, eliminating redundant assets, and reducing excess workforce and capacity. These actions impacted over 25 different manufacturing and design locations and were initiated in an effort to consolidate and integrate our global capacity and infrastructure so as to optimize the Company’s operational efficiencies post-acquisition. The activities associated with these charges involved multiple actions at each location, were completed in multiple steps and were substantially completed within one year of the commitment dates of the respective activities, except for certain long-term contractual obligations. The Company classified approximately $408.9 million of these charges as a component of cost of sales during fiscal year 2008. The fiscal 2008 restructuring charge of approximately $447.7 million was net of approximately $52.9 million of customer reimbursements earned in accordance with the various agreements with Nortel. The reimbursements were included as a reduction of cost of sales during fiscal year 2008.

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

10.	OTHER CHARGES, NET

During fiscal year 2010, the Company recognized impairment charges totaling approximately $199.4 million related to our equity investments and notes receivable. Refer to Note 2, “Summary of Accounting Policies” for further discussion.

During fiscal year 2009, the Company recognized approximately $74.1 million in charges to write-down certain notes receivable from an affiliate to the expected recoverable amount, and $37.5 million in charges for the other-than-temporary impairment of certain of the Company’s investments in companies that were experiencing significant financial and liquidity difficulties. Refer to Note 2, “Summary of Accounting Policies” for further discussion. These charges were partially offset by a gain of approximately $22.3 million associated with the partial extinguishment of the Company’s 1% Convertible Subordinated Notes due August 1, 2010. Refer to Note 4, “Bank Borrowings and Long-Term Debt” for additional information.

During fiscal year 2008, the Company recognized approximately $61.1 million in other charges related to other-than-temporary impairment and related charges on certain of the Company’s investments. Of this amount, approximately $57.6 million was for the impairment loss and other related charges attributable to the Company’s divestiture of an equity method investment, which was liquidated in January 2008. The Company received approximately $57.4 million of cash proceeds in connection with the divestiture of this investment. Refer to Note 2, “Summary of Accounting Policies” for further discussion of this investment.

11.	RELATED PARTY TRANSACTIONS

From July 2000 through December 2001, in connection with an investment partnership, one of the Company’s subsidiaries made loans to several of its executive officers to fund their contributions to the investment partnership. Each loan was evidenced by a full-recourse promissory note in favor of the Company. Interest rates on the notes ranged from 5.05% to 6.40%. The balance of these loans as of March 31, 2008, was $1.4 million and were paid off in full during fiscal year 2009. There were no other loans outstanding from the Company’s executive officers as of March 31, 2010 or 2009.

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

As previously discussed, the Company wrote off all of its goodwill during the quarter ended December 31, 2008, which included goodwill related to the acquisition of Solectron. Subsequent to that write-off the Company reduced valuation allowances attributable to deferred tax assets acquired from Solectron. As a result, the Company reduced acquired customer-related intangibles by approximately $23.6 million.

Pro Forma Financial Information (Unaudited)

The following table reflects the pro forma consolidated results of operations for the period presented, as though the acquisition of Solectron had occurred as of the beginning of the period being reported on, after giving effect to certain adjustments primarily related to the amortization of acquired intangibles, stock-based compensation expense, and incremental interest expense, including related income tax effects. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The pro forma financial information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year Ended
March 31, 2008
(In thousands, except
per share amounts)

Net sales	$33,605,140
Net loss	$(680,606)
Basic and diluted loss per share	$(0.82)

Other Acquisitions

During the fiscal year 2010, the Company paid approximately $75.9 million, net of cash acquired, for contingent consideration and deferred purchase price payments related to four acquisitions, and payments for three completed acquisitions. The completed acquisitions were not individually, nor in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses expanded the Company’s capabilities in the medical and automotive market segments. The purchase prices for certain historical acquisitions completed prior to fiscal 2010 are subject to adjustments for contingent consideration that generally have not been recorded as part of the purchase price, pending the outcome of the contingency. Contingent considerations and provisional fair value adjustments for acquisitions completed in fiscal year 2010 are subject to change as certain information as of the date of the respective acquisition is evaluated during the measurement period, not to exceed one year subsequent to the acquisition date.

During fiscal year 2009, the Company completed six acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The acquired businesses complement the Company’s design and manufacturing capabilities for the computing, infrastructure, industrial and consumer digital market segments, and expanded the Company’s power supply capabilities. The aggregate cash paid for these acquisitions totaled approximately $199.7 million, net of cash acquired. The Company recorded goodwill of $118.2 million from these acquisitions during fiscal year 2009, including $6.2 million during the fiscal fourth quarter. The purchase prices for these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company recognized a net increase in goodwill of $27.1 million during fiscal year 2009, including $30.1 million during the fiscal fourth quarter, for various contingent purchase price arrangements from certain historical acquisitions. The Company also paid approximately $14.8 million relating to contingent purchase price adjustments from certain historical acquisitions. The purchase price for certain acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

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

13.	SHARE REPURCHASE PLAN

In accordance with Share Purchase Mandates approved by the Company’s shareholders at the annual general meetings of shareholders, the Company generally is authorized to repurchase up to 10% of its outstanding ordinary shares in the open market, subject to limitations under Singapore laws and covenants under the Company’s debt facilities. The Company did not repurchase any shares during fiscal year 2010. During fiscal year 2009, the Company repurchased approximately 29.8 million shares under this plan for an aggregate purchase price of $260.1 million.

14.	SEGMENT REPORTING

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of March 31, 2010, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services.

Geographic information is as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
		(In thousands)

Net sales:
Asia	$11,595,401	$15,220,157	$15,517,113
Americas	7,831,035	10,315,794	7,688,701
Europe	4,684,297	5,412,624	4,352,321

	$24,110,733	$30,948,575	$27,558,135

	As of March 31,
	2010	2009
	(In thousands)

Long-lived assets:
Asia	$1,094,222	$1,232,978
Americas	633,525	657,125
Europe	390,829	443,678

	$2,118,576	$2,333,781

Revenues are attributable to the country in which the product is manufactured or service is provided.

For purposes of the preceding tables, “Asia” includes China, India, Indonesia, Japan, Korea, Labuan, Malaysia, Mauritius, Singapore, and Taiwan; “Americas” includes Brazil, Canada, Cayman Islands, Mexico, and the United States; “Europe” includes Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, the Netherlands, Norway, Poland, Romania, Slovakia, Scotland, South Africa, Sweden, Turkey, Ukraine, and the United Kingdom. During fiscal years 2010 and 2009, there were no revenues attributable to Belgium, Cayman Islands, Korea, Scotland and South Africa, respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2010, 2009 and 2008, net sales generated from Singapore, the principal country of domicile, were approximately $428.0 million, $444.2 million and $580.3 million, respectively.

As of March 31, 2010 and 2009, long-lived assets held in Singapore were approximately $13.8 million and $36.5 million, respectively.

During fiscal year 2010, China, Mexico, United States, and Malaysia accounted for approximately 33%, 15%, 14%, and 11% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2010. As of March 31, 2010, China and Mexico accounted for approximately 42% and 17%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2010.

During fiscal year 2009, China, United States, Malaysia and Mexico accounted for approximately 32%, 16%, 13% and 11% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2009. As of March 31, 2009, China and Mexico accounted for approximately 43% and 15%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2009.

During fiscal year 2008, China, Malaysia and the United States accounted for approximately 35%, 17% and 11% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2008. As of March 31, 2008, China and Mexico accounted for approximately 39% and 15%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2008.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains unaudited quarterly financial data for fiscal years 2010 and 2009. Earnings per share are computed independently for each quarter presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	Fiscal Year Ended March 31, 2010				Fiscal Year Ended March 31, 2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Net sales	$5,782,679	$5,831,761	$6,556,137	$5,940,156	$8,350,246	$8,862,516	$8,153,289	$5,582,524
Gross profit	223,995	299,580	373,052	320,915	456,767	417,461	297,339	108,863
Income (loss) before income taxes	(158,046)	(29,653)	105,281	65,643	129,270	37,130	(6,029,602)	(267,107)
Provision for (benefit from) income taxes	(4,003)	(49,312)	12,411	5,535	10,061	10,059	2,947	(17,858)
Net income (loss)	(154,043)	19,659	92,870	60,108	119,209	27,071	(6,032,549)	(249,249)
Earnings (loss) per share:
Basic	$(0.19)	$0.02	$0.11	$0.07	$0.14	$0.03	$(7.45)	$(0.31)

Diluted	$(0.19)	$0.02	$0.11	$0.07	$0.14	$0.03	$(7.45)	$(0.31)

Fiscal year 2009 amounts have been restated to reflect the adoption of a new accounting standard related to accounting for convertible debt instruments that may be settled for cash upon conversion. The adoption of the new standard affected the accounting for the Company’s 1% Convertible Subordinated Notes and Zero Coupon Convertible Junior Subordinated Notes. Refer to Note 2, “Summary of Accounting Policy — Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements for further discussion.

The Company recognized a non-cash goodwill impairment charge of approximately $5.9 billion during the third quarter of fiscal year 2009. Refer to Note 2, “Summary of Accounting Policies — Goodwill and Other Intangibles” for further discussion.

The Company incurred restructuring charges during all quarters of fiscal year 2010 and the first and fourth quarters of fiscal year 2009. Refer to Note 9, “Restructuring Charges” for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2010, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was adequately designed and operating effectively as of March 31, 2010.

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

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

We have audited the internal control over financial reporting of Flextronics International Ltd. and subsidiaries (the “Company”) as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2010 of the Company and our report dated May 21, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 21, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2010 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2010 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2010 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2010 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2010 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

3. Exhibits. The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of August 5, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-11-03	4.01
4.03	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and U.S. Bank National Association, as successor trustee.	8-K	000-23354	11-19-04	4.1
4.04	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.04
4.05	Supplemental Indenture and Amendment No. 2 to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of June 19, 2009, by and between the Registrant and U.S. Bank National Association, as successor trustee.	8-K	000-23354	06-22-09	4.2
4.06	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.07	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1
4.08	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01
4.09	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2
10.03	Registrant’s 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04
10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.07	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01
10.08	Registrant’s 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02
10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.10	Registrant’s 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09
10.11	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited	10-Q	000-23354	08-06-04	10.01
10.12	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.13	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02

				Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Herewith

10.14		Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01
10.15		Summary of Directors’ Compensation†	10-Q	000-23354	11-03-09	10.03
10.16		Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02
10.17		Award Agreement for Carrie L. Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.03
10.18		Description of Non-Executive Chairman’s Compensation†	10-K	000-23354	05-23-08	10.30
10.19		Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-05-08	10.03
10.20		Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.03
10.21		Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007†	10-K	000-23354	05-20-09	10.23
10.22		Award Agreement for Sean P. Burke under Senior Management Deferred Compensation Plan, dated November 10, 2006†	10-K	000-23354	05-20-09	10.24
10.23		Description of Three-Year Cash Incentive Bonus Plan Adopted in Fiscal 2009†	10-Q	000-23354	08-05-08	10.02
10.24		Description of Annual Incentive Bonus Plan for Fiscal 2010†	10-Q	000-23354	08-04-09	10.01
10.25		Compensation Arrangements of Executive Officers of Flextronics International Ltd.†	10-K	000-23354	05-20-09	10.29
21.01		Subsidiaries of Registrant.					X
23.01		Consent of Deloitte & Touche LLP.					X
24.01		Power of Attorney (included on the signature page to this Form 10-K)					X
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01		Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
32.02		Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	.INS*	XBRL Instance Document					X
101	.SCH*	XBRL Taxonomy Extension Scheme Document					X
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Herewith

101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Furnished herewith

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flextronics International Ltd.

By:	/s/ MICHAEL M. MCNAMARA
Michael M. McNamara
Chief Executive Officer

Date: May 21, 2010

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

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA Michael M. McNamara	Chief Executive Officer and Director (Principal Executive Officer)	May 21, 2010

/s/ PAUL READ Paul Read	Chief Financial Officer (Principal Financial Officer)	May 21, 2010

/s/ CHRISTOPHER COLLIER Christopher Collier	Senior Vice President, Finance (Principal Accounting Officer)	May 21, 2010

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Chairman of the Board	May 21, 2010

/s/ JAMES A. DAVIDSON James A. Davidson	Director	May 21, 2010

/s/ ROBERT L. EDWARDS Robert L. Edwards	Director	May 21, 2010

/s/ DANIEL H. SCHULUMAN Daniel H. Schuluman	Director	May 21, 2010

/s/ WILLY SHIH, PH.D. Willy Shih, Ph.D.	Director	May 21, 2010

/s/ LIP-BU TAN Lip-Bu Tan	Director	May 21, 2010

/s/ WILLIAM D. WATKINS William D. Watkins	Director	May 21, 2010

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

2.01	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of August 5, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-11-03	4.01
4.03	Indenture, dated as of November 17, 2004, between Flextronics International Ltd. and U.S. Bank National Association, as successor trustee.	8-K	000-23354	11-19-04	4.1
4.04	Amendment to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of July 14, 2005.	10-Q	000-23354	08-10-05	4.04
4.05	Supplemental Indenture and Amendment No. 2 to Indenture (relating to the Registrant’s 6.25% Senior Subordinated Notes due 2014), dated as of June 19, 2009, by and between the Registrant and U.S. Bank National Association, as successor trustee	8-K	000-23354	06-22-09	4.2
4.06	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01
4.07	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1

			Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith

4.08	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01
4.09	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2
10.03	Registrant’s 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04
10.04	Registrant’s 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.05	Registrant’s 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.06	Registrant’s 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.07	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01
10.08	Registrant’s 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02
10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.10	Registrant’s 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09
10.11	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.12	Award agreement for Michael McNamara†	8-K	000-23354	07-13-05	10.03
10.13	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02
10.14	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01
10.15	Summary of Directors’ Compensation†	10-Q	000-23354	11-03-09	10.03
10.16	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02
10.17	Award Agreement for Carrie L. Schiff under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-08-07	10.03

				Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Herewith

10.18		Description of Non-Executive Chairman’s Compensation†	10-K	000-23354	05-23-08	10.30
10.19		Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005†	10-Q	000-23354	08-05-08	10.03
10.20		Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.03
10.21		Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007†	10-K	000-23354	05-20-09	10.23
10.22		Award Agreement for Sean P. Burke under Senior Management Deferred Compensation Plan, dated November 10, 2006†	10-K	000-23354	05-20-09	10.24
10.23		Description of Three-Year Cash Incentive Bonus Plan Adopted in Fiscal 2009†	10-Q	000-23354	08-05-08	10.02
10.24		Description of Annual Incentive Bonus Plan for Fiscal 2010†	10-Q	000-23354	08-04-09	10.01
10.25		Compensation Arrangements of Executive Officers of Flextronics International Ltd.†	10-K	000-23354	05-20-09	10.29
21.01		Subsidiaries of Registrant.					X
23.01		Consent of Deloitte & Touche LLP.					X
24.01		Power of Attorney (included on the signature page to this Form 10-K)					X
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01		Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
32.02		Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101	.INS*	XBRL Instance Document					X
101	.SCH*	XBRL Taxonomy Extension Scheme Document					X
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Furnished herewith

†	Management contract, compensatory plan or arrangement.