Form 10-Q
period 2010-07-02
FLEXTRONICS INTERNATIONAL LTD.
filed 2010-08-05
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-23354
FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Changi South Lane,
Singapore	486123
(Address of registrant’s principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Ordinary Shares, No Par Value	785,457,012

FLEXTRONICS INTERNATIONAL LTD.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets (unaudited) — July 2, 2010 and March 31, 2010	4

Condensed Consolidated Statements of Operations (unaudited) — Three-Month Periods Ended July 2, 2010 and July 3, 2009	5

Condensed Consolidated Statements of Cash Flows (unaudited) — Three-Month Periods Ended July 2, 2010 and July 3, 2009	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. (Removed and Reserved)	28

Item 5. Other Information	28

Item 6. Exhibits	29

Signatures	30

Exhibit 10.02
Exhibit 10.03
Exhibit 10.04
Exhibit 10.05
Exhibit 10.06
Exhibit 10.07
Exhibit 10.08
Exhibit 10.11
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
Singapore
We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of July 2, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended July 2, 2010 and July 3, 2009. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Notes 2 and 8 to the condensed consolidated financial statements, on April 1, 2010 the Company adopted new accounting standards related to the accounting for variable interest entities and the transfers of financial assets.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of March 31, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 5, 2010

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	July 2, 2010	March 31, 2010
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,730,533	$1,927,556
Accounts receivable, net of allowance for doubtful accounts of $11,514 and $13,163 as of July 2, 2010 and March 31, 2010, respectively	2,873,859	2,438,950
Inventories	3,320,940	2,875,819
Other current assets	715,175	747,676

Total current assets	8,640,507	7,990,001
Property and equipment, net	2,148,672	2,118,576
Goodwill and other intangible assets, net	235,417	254,717
Other assets	270,630	279,258

Total assets	$11,295,226	$10,642,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$415,103	$266,551
Accounts payable	4,919,997	4,447,968
Accrued payroll	341,709	347,324
Other current liabilities	1,386,963	1,285,368

Total current liabilities	7,063,772	6,347,211
Long-term debt and capital lease obligations, net of current portion	1,978,683	1,990,258
Other liabilities	281,684	320,516
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 845,223,642 and 843,208,876 shares issued, and 793,546,425 and 813,429,154 outstanding as of July 2, 2010 and March 31, 2010, respectively	8,941,462	8,924,769
Treasury stock, at cost; 51,677,217 and 29,779,722 shares as of July 2, 2010 and March 31, 2010, respectively	(395,914)	(260,074)
Accumulated deficit	(6,546,545)	(6,664,723)
Accumulated other comprehensive loss	(27,916)	(15,405)

Total shareholders’ equity	1,971,087	1,984,567

Total liabilities and shareholders’ equity	$11,295,226	$10,642,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	July 2, 2010	July 3, 2009
	(In thousands, except per share
	amounts)
	(Unaudited)

Net sales	$6,565,880	$5,782,679
Cost of sales	6,195,062	5,506,575
Restructuring charges	—	52,109

Gross profit	370,818	223,995
Selling, general and administrative expenses	195,718	201,692
Intangible amortization	17,990	23,334
Restructuring charges	—	12,730
Other charges, net	—	107,399
Interest and other expense, net	27,529	36,886

Income (loss) before income taxes	129,581	(158,046)
Provision for (benefit from) income taxes	11,403	(4,003)

Net income (loss)	$118,178	$(154,043)

Earnings (loss) per share:
Basic	$0.15	$(0.19)

Diluted	$0.14	$(0.19)

Weighted-average shares used in computing per share amounts:
Basic	810,637	810,174

Diluted	824,017	810,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	July 2, 2010	July 3, 2009
	(In thousands)
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$118,178	$(154,043)
Depreciation, amortization and other impairment charges	111,464	257,075
Changes in working capital and other	(140,878)	3,834

Net cash provided by operating activities	88,764	106,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(119,045)	(45,939)
Proceeds from the disposition of property and equipment	20,710	7,304
Acquisition of businesses, net of cash acquired	(477)	(8,652)
Other investments and notes receivable, net	(5,136)	1,860

Net cash used in investing activities	(103,948)	(45,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	512,350	782,167
Repayments of bank borrowings, long-term debt and capital lease obligations	(589,506)	(788,055)
Payments for repurchase of long-term debt	(7,029)	(203,183)
Payments for repurchase of ordinary shares	(104,875)	—
Net proceeds from issuance of ordinary shares	2,203	1,067

Net cash used in financing activities	(186,857)	(208,004)

Effect of exchange rates on cash	5,018	1,258

Net decrease in cash and cash equivalents	(197,023)	(145,307)
Cash and cash equivalents, beginning of period	1,927,556	1,821,886

Cash and cash equivalents, end of period	$1,730,533	$1,676,579

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
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2010 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 2, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2011.
The first fiscal quarters ended on July 2, 2010 and July 3, 2009, respectively, and the second fiscal quarter ends on October 1, 2010 and October 2, 2009, respectively. The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year.

Inventories
The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	July 2, 2010	March 31, 2010
	(In thousands)
Raw materials	$2,244,864	$1,874,244
Work-in-progress	539,984	480,216
Finished goods	536,092	521,359

	$3,320,940	$2,875,819

Property and Equipment
Depreciation expense associated with property and equipment amounted to approximately $93.5 million and $94.5 million for the three-month periods ended July 2, 2010 and July 3, 2009, respectively.
Goodwill and Other Intangibles
The following table summarizes the activity in the Company’s goodwill account during the three-month period ended July 2, 2010:

Amount
(In thousands)
Balance, beginning of the year	$84,360
Foreign currency translation adjustments	(1,035)

Balance, end of the quarter, net of accumulated impairment of $5,949,977	$83,325

The components of acquired intangible assets are as follows:

	As of July 2, 2010			As of March 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer-related	$500,699	$(365,781)	$134,918	$506,595	$(355,409)	$151,186
Licenses and other	52,485	(35,311)	17,174	54,792	(35,621)	19,171

Total	$553,184	$(401,092)	$152,092	$561,387	$(391,030)	$170,357

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. Total intangible amortization expense was $18.0 million and $23.3 million during the three-month periods ended July 2, 2010 and July 3, 2009, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2011 (1)	$46,168
2012	42,311
2013	28,786
2014	18,964
2015	9,506
Thereafter	6,357

Total amortization expense	$152,092

(1)	Represents estimated amortization for the nine-month period ending March 31, 2011.

Other Assets
The Company has certain equity investments in non-publicly traded companies which are included within other assets in the Company’s Condensed Consolidated Balance Sheets. As of July 2, 2010 and March 31, 2010, the Company’s equity investments in these non-publicly traded companies totaled $32.0 million and $27.3 million, respectively. The Company monitors these investments for impairment and makes appropriate reductions in carrying values as required. Fair values of these investments, when required, are estimated using unobservable inputs, which are primarily discounted cash flow projections.
In August of 2009, we sold our interest in one of our non-majority owned investments and related note receivable for approximately $252.2 million, net of closing costs and recognized an impairment charge associated with the sale of $107.4 million in the three-month period ended July 3, 2009.
Provision for income taxes
The Company has tax loss carryforwards attributable to operations for which the Company has recognized deferred tax assets. The Company’s policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the three-month periods ended July 2, 2010 and July 3, 2009, the provision for income taxes includes a benefit of approximately $8.4 million and $11.9 million, respectively, for the net change in the liability for unrecognized tax benefits and settlements in various tax jurisdictions.
Recent Accounting Pronouncements
In June 2009, a new accounting standard was issued which amends the consolidation guidance applicable to variable interest entities (“VIEs”), the approach for determining the primary beneficiary of a VIE, and disclosure requirements of a company’s involvement with VIEs. Also in June 2009, a new accounting standard was issued which removes the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. These standards are effective for fiscal years beginning after November 15, 2009 and were adopted by the Company effective April 1, 2010. The adoption of these standards did not impact the Company’s consolidated statement of operations. Upon adoption, accounts receivables sold in the Global Asset-Backed Securitization program, as currently structured, are consolidated by the Company and remain on its balance sheet; cash received from the program is treated as a bank borrowing on the Company’s balance sheet and as a financing activity in the statement of cash flows. As a result of the adoption of these standards, the Company recorded accounts receivables and related bank borrowings of $217.1 million as of April 1, 2010; subsequent changes to these balances are reflected as an operating activity and a financing activity, respectively, on a net basis in the consolidated statement of cash flows for the three-month period ended July 2, 2010. The Company is currently investigating alternative structures to amend or replace the Global Asset-Backed Securitization program such that sales of accounts receivable under the amended program will be removed from the Consolidated Balance Sheet.
The North American Asset-Backed Securitization program and the accounts receivable factoring program were amended such that sales of accounts receivable from these programs continue to be accounted for as sales of financial assets and are removed from the consolidated balance sheets. Cash received from the sale of accounts receivables, under these programs, including amounts received for the beneficial interest that are paid upon collection of accounts receivables, are reported as cash provided by operating activities in the statement of cash flows (see Note 8).
3. STOCK-BASED COMPENSATION
The Company historically granted equity compensation awards to acquire the Company’s ordinary shares under four plans; effective July 23, 2010, future equity awards will be granted under the Company’s 2010 Equity Incentive Plan, which was approved by the Company’s shareholders at the 2010 Annual General Meeting. These plans collectively are referred to as the Company’s equity compensation plans below. For further discussion of these Plans, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and the Company’s Definitive Proxy Statement, which was filed with the Securities and Exchange Commission on June 7, 2010.

Compensation expense for the Company’s stock options and unvested share bonus awards was as follows:

	Three-Month Periods Ended
	July 2, 2010	July 3, 2009
	(In thousands)
Cost of sales	$2,723	$2,640
Selling, general and administrative expenses	11,767	12,564

Total stock-based compensation expense	$14,490	$15,204

For the three months ended July 2, 2010, the Company granted 616,410 stock options, at a weighted average fair value per option of $2.83. Total unrecognized compensation expense related to stock options is $51.6 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 1.9 years. As of July 2, 2010, total unrecognized compensation expense related to unvested share bonus awards is $92.0 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 2.8 years. Approximately $26.4 million of the unrecognized compensation cost is related to awards where vesting is contingent upon meeting both a service requirement and achievement of longer-term goals. As of July 2, 2010, management believes achievement of these goals is probable for approximately 315,000 of these awards and approximately $2.4 million of compensation expense is expected to be recognized in fiscal year 2011.
The number of options outstanding and exercisable was 62.3 million and 30.0 million, respectively, as of July 2, 2010, at weighted average exercise prices of $7.23 and $9.48, respectively.
The following table summarizes share bonus award activity for the Company’s equity compensation plans during the three-month period ended July 2, 2010:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested share bonus awards as of March 31, 2010	8,801,609	$10.31
Granted	8,222,675	6.97
Vested	(1,095,920)	10.81
Forfeited	(745,536)	10.99

Unvested share bonus awards as of July 2, 2010	15,182,828	$8.43

Of the 8.2 million share bonus awards granted during the three-month period ended July 2, 2010, approximately 1.2 million represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting a certain market condition. The number of shares that ultimately will vest are based on a measurement of Flextronics’s total shareholder return against the Standard and Poor’s (“S&P”) 500 Composite Index. The actual number of shares issued can range from zero to 1.8 million. These awards vest over a period of four years, subject to achievement of total shareholder return levels relative to the S&P 500 Composite Index. The grant-date fair value of these awards was estimated to be $7.32 per share and was calculated using a Monte Carlo simulation.

4. EARNINGS PER SHARE
The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended
	July 2, 2010	July 3, 2009
	(In thousands, except per share
	amounts)
Basic earnings per share:
Net income (loss)	$118,178	$(154,043)
Shares used in computation:
Weighted-average ordinary shares outstanding	810,637	810,174

Basic earnings (loss) per share	$0.15	$(0.19)

Diluted earnings per share:
Net income (loss)	$118,178	$(154,043)
Shares used in computation:
Weighted-average ordinary shares outstanding	810,637	810,174
Weighted-average ordinary share equivalents from stock options and awards (1)	13,380	—
Weighted-average ordinary share equivalents from convertible notes (2)	—	—

Weighted-average ordinary shares and ordinary share equivalents outstanding	824,017	810,174

Diluted earnings (loss) per share	$0.14	$(0.19)

(1)
Ordinary share equivalents from stock options to purchase approximately 26.7 million and 57.2 million shares outstanding during the three-month periods ended July 2, 2010 and July 3, 2009, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods. As a result of the Company’s net loss for the three-month period ended July 3, 2009, ordinary share equivalents from approximately 4.7 million options and share bonus awards were excluded from the calculation of diluted earnings (loss) per share.

(2)
The Company has the positive intent and ability to settle the principal amount of its 1% Convertible Subordinated Notes due August 2010 in cash, approximately 15.5 million ordinary share equivalents related to the principal portion of the Notes are excluded from the computation of diluted earnings per share. The Company intends to settle any conversion spread (excess of the conversion value over conversion price) in stock. The conversion price is $15.525 per share (subject to certain adjustments). During the three-month periods ended July 2, 2010 and July 3, 2009, the conversion obligation was less than the principal portion of these notes and accordingly, no additional shares were included as ordinary share equivalents. On August 2, 2010 the Company redeemed its 1% Convertible Subordinated Notes at par and issued no ordinary shares for the conversion spread.

Additionally, for the three-month period ended July 3, 2009, the Company had outstanding Zero Coupon Convertible Junior Subordinated Notes. On July 31, 2009, the principal amount of the Zero Coupon Convertible Junior Subordinated Notes was settled in cash upon maturity. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the conversion price) in stock. The conversion price was $10.50 per share. On the maturity date, the Company’s stock price was less than the conversion price, and therefore no shares were issued.

5. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended
	July 2, 2010	July 3, 2009
	(In thousands)
Net income (loss)	$118,178	$(154,043)
Other comprehensive income:
Foreign currency translation adjustment	(9,319)	10,292
Unrealized gain (loss) on derivative instruments, and other income (loss)	(3,192)	11,430

Comprehensive income (loss)	$105,667	$(132,321)

6. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of	As of
	July 2, 2010	March 31, 2010
	(In thousands)
Short-term bank borrowings	$158,828	$6,688
1.00% convertible subordinated notes due August 2010	238,395	234,240
6.25% senior subordinated notes due November 2014	302,172	302,172
Term Loan Agreement, including current portion, due in installments through October 2014	1,687,440	1,691,775
Other	5,239	19,955

	2,392,074	2,254,830
Current portion	(414,563)	(265,954)

Non-current portion	$1,977,511	$1,988,876

As of July 2, 2010 and March 31, 2010, there were no borrowings outstanding under the Company’s $2.0 billion credit facility, and the Company was in compliance with the financial covenants under this credit facility. Short-term bank borrowings includes approximately $149.9 million in proceeds received from the sale of accounts receivable under our Global Asset-Backed Securitization program, see Note 8 for further discussion.
During May 2010, the Company repurchased approximately $7.0 million of other debt and recognized an immaterial loss in connection with the transaction.
During June 2009, the Company paid approximately $203.2 million to purchase an aggregate principal amount of $99.8 million of its outstanding 6.5% Senior Subordinated Notes due 2013 and an aggregate principal amount of $99.9 million of its outstanding 6.25% Senior Subordinated Notes due 2014 collectively referred to as the “Notes” in a cash tender offer. The cash paid included $8.8 million in consent fees paid to holders of the Notes that were tendered but not purchased as well as to holders that consented but did not tender, which were capitalized and are being recognized as a component of interest expense over the remaining life of the Notes. The Company recognized an immaterial gain during fiscal year 2009 associated with the partial extinguishment of the Notes, net of approximately $5.3 million for transaction costs and the write-down of related debt issuance costs, which is included in Other charges, net in the Condensed Consolidated Statement of Operations.
On August 2, 2010 the Company paid $240.0 million to redeem the entire principal amount of its 1% Convertible Subordinated Notes at par plus accrued interest. The notes carried conversion provisions to issue shares to settle any conversion spread (excess of conversion value over the conversion price of $15.525 per share). On the maturity date, the Company’s stock price was less than the conversion price, and therefore, no ordinary shares were issued in connection with the redemption.
Fair Values
As of July 2, 2010, the approximate fair values of the Company’s 6.25% Senior Subordinated Notes and debt outstanding under its Term Loan Agreement were 100.5% and 93.2% of the face values of the debt obligations, respectively, based on broker trading prices. Due to the short remaining maturity, the carrying amount of the 1% Convertible Subordinated Notes approximates fair value.
Interest Expense
During the three-month periods ended July 2, 2010 and July 3, 2009, the Company recognized interest expense of $31.3 million and $46.2 million, respectively, on its debt obligations outstanding during the period.

7. FINANCIAL INSTRUMENTS
Foreign Currency Contracts
The Company enters into cash flow hedges, forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of July 2, 2010, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $2.2 billion as summarized below:

		Foreign	Notional
		Currency	Contract Value
Currency	Buy/Sell	Amount	in USD
		(In thousands)
Cash Flow Hedges
CNY	Buy	787,385	$116,118
EUR	Buy	22,368	27,594
EUR	Sell	9,936	13,788
HUF	Buy	14,911,000	64,153
MXN	Buy	1,554,000	120,486
MYR	Buy	273,750	84,687
SGD	Buy	47,224	33,818
Other	Buy	N/A	77,159

			537,803

Other Forward/Swap Contracts
CAD	Buy	24,858	23,473
CAD	Sell	83,856	79,343
EUR	Buy	128,940	161,488
EUR	Sell	274,557	338,136
GBP	Buy	36,404	54,445
GBP	Sell	48,576	72,720
JPY	Buy	11,458,308	126,788
JPY	Sell	8,629,130	97,460
SEK	Buy	2,017,001	258,743
SEK	Sell	522,979	67,130
Other	Buy	N/A	239,103
Other	Sell	N/A	144,182

			1,663,011

Total Notional Contract Value in USD			$2,200,814

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not treated as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of Interest and other expense, net in the Condensed Consolidated Statement of Operations. As of July 2, 2010 and July 3, 2009 the amount recognized in earnings related to these contracts was not material. As of July 2, 2010 and March 31, 2010, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders’ equity in the Condensed Consolidated Balance Sheet, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred gains as of July 2, 2010 are expected to be recognized as a component of gross profit in the Condensed Consolidated Statement of Operations over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of Interest and other expense, net in the Condensed Consolidated Statement of Operations.

The following table presents the Company’s assets and liabilities related to foreign currency contracts measured at fair value on a recurring basis as of July 2, 2010, aggregated by level in the fair-value hierarchy within which those measurements fall:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency contracts	$—	$19,133	$—	$19,133

Liabilities:
Foreign currency contracts	—	(26,752)	—	(26,752)

Total:	$—	$(7,619)	$—	$(7,619)

There were no transfers between levels in the fair value hierarchy during the three-month period ended July 2, 2010. The Company’s foreign currency forward contracts are measured on a recurring basis at fair value based on foreign currency spot and forward rates quoted by banks or foreign currency dealers.
The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at July 2, 2010:

	Fair Values of Derivative Information
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)

Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$5,356	Other current liabilities	$(9,918)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$13,777	Other current liabilities	$(16,834)
Interest Rate Swap Agreements
The Company is also exposed to variability in cash flows associated with changes in short-term interest rates primarily on borrowings under its revolving credit facility and term loan agreement. Swap contracts that were outstanding during the three-month period ended July 2, 2010, which were entered into during fiscal years 2009 and 2008 to mitigate the exposure to interest rate risk resulting from unfavorable changes in interest rates resulting from the term loan agreement, are summarized below:

Notional Amount	Fixed Interest	Interest Payment
(in millions)	Rate Payable	Received	Term	Expiration Date
Fiscal 2009 Contracts:
$100.0	1.00%	1-Month Libor	12 month	April 2010

Fiscal 2008 Contracts:
$250.0	3.61%	1-Month Libor	34 months	October 2010
$250.0	3.61%	1-Month Libor	34 months	October 2010
$175.0	3.60%	3-Month Libor	36 months	January 2011
$72.0	3.57%	3-Month Libor	36 months	January 2011
These contracts provide for the receipt of interest payments at rates equal to the terms of the various tranches of the underlying borrowings outstanding under the term loan arrangement (excluding the applicable margin), other than the two $250.0 million swaps, expiring October 2010. These swaps provided for the receipt of interest at one-month Libor while the underlying borrowings are based on three-month Libor. As of July 2, 2010, the Company had an aggregate notional amount of $747.0 million in swaps outstanding with a weighted average fixed interest rate of 3.60%.

All of the Company’s interest rate swap agreements are accounted for as cash flow hedges, and there was no charge for ineffectiveness during the three-month periods ended July 2, 2010 and July 3, 2009. For the three-months ended July 2, 2010 and July 3, 2009, the net amount recorded as interest expense from these swaps was not material. As of July 2, 2010 and March 31, 2010, the fair value of the Company’s interest rate swaps was not material and is included in Other current liabilities in the Condensed Consolidated Balance Sheets, with a corresponding decrease in other comprehensive income. The deferred losses included in other comprehensive income will effectively be released through earnings as the Company makes fixed, and receives variable, interest payments over the remaining term of the swaps through January 2011.
8. TRADE RECEIVABLES SECURITIZATION
The Company continuously sells designated pools of trade receivables under two asset backed securitization programs and under an accounts receivable factoring program.
Global Asset-Backed Securitization Agreement
The Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells an undivided ownership interest to a commercial paper conduit, administered by an unaffiliated financial institution. In addition to the commercial paper conduit, the Company participates in the securitization agreement as an investor in the conduit. The securitization agreement allows the operating subsidiaries participating in the securitization program to receive a cash payment for sold receivables, less a deferred purchase price receivable.
The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.00% of serviced receivables per annum. Servicing fees recognized during the three-month periods ended July 2, 2010 and July 3, 2009 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.
Effective April 1, 2010, the Company adopted two new accounting standards, the first of which removed the concept of a qualifying special purpose entity and created more stringent conditions for reporting the transfer of a financial asset as a sale. The second standard also amended the consolidation guidance for determining the primary beneficiary of a variable interest entity, such that the Company is deemed the primary beneficiary of this special purpose entity and as such is required to consolidate the special purpose entity. Upon adoption of these standards, the balance of receivables sold as of March 31, 2010, totaling $217.1 million, was recorded as accounts receivables and short-term bank borrowings in the opening balance sheet of fiscal 2011 and the collection of those accounts receivables was classified as a repayment of bank borrowings in the Condensed Consolidated Statements of Cash Flows during the three-month period ended July 2, 2010. Beginning April 1, 2010, accounts receivable sold under this program remain on the Company’s balance sheet, as currently structured, and cash received from the program is accounted for as a borrowing on the Company’s balance sheet and as a financing activity in the statement of cash flows. As of July 2, 2010, $326.4 million in receivables were sold to this special purpose entity and the Company received $149.9 million in net cash proceeds, which was reported as short-term bank borrowings in the Condensed Consolidated Balance Sheet and as cash received from financing activities in the Condensed Consolidated Statement of Cash Flows.
As of March 31, 2010, approximately $352.5 million of the Company’s accounts receivable had been sold to a third-party qualified special purpose entity. The third-party special purpose entity was a qualifying special purpose entity, and accordingly, the Company did not consolidate this entity. The amount represented the face amount of the total outstanding trade receivables on all designated customer accounts on that date. The accounts receivable balances that were sold under this agreement were removed from the Condensed Consolidated Balance Sheet and the amount received were included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The Company had a recourse obligation that was limited to the deferred purchase price receivable, which approximated 5% of the total sold receivables, and its own investment participation, the total of which was approximately $135.4 million as of March 31, 2010, and was recorded in Other current assets in the Consolidated Balance Sheet. As the recoverability of the trade receivables underlying the Company’s own investment participation was determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts prior to sale into the third party qualified special purpose entity, the fair value of the Company’s own investment participation reflected the estimated recoverability of the underlying trade receivables.

North American Asset-Backed Securitization Agreement
The Company continuously sells a designated pool of trade receivables to an affiliated special purpose vehicle, which in turn sells such receivables to an agent on behalf of two commercial paper conduits administered by unaffiliated financial institutions. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and received a servicing fee of 0.50% per annum on the outstanding balance of the serviced receivables. Servicing fees recognized during the three-month periods ended July 2, 2010 and July 3, 2009 were not material and were included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates that the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
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
The Company has the power to direct the activities of the special purpose vehicle and had the obligation to absorb the majority of expected losses or the rights to receive benefits from transfers of trade receivables into the special purpose vehicle and, as such, was deemed the primary beneficiary of the special purpose vehicle. Accordingly, the Company consolidated the special purpose vehicle and only those receivables sold to the two commercial paper conduits for cash have been removed from the Condensed Consolidated Balance Sheet. Effective April 1, 2010, the securitization agreement was amended to provide for the sale by the special purpose vehicle of 100% of the eligible receivables to the commercial paper conduits. The transferred receivables are isolated from the Company and its affiliates as a result of the special purpose entity, and effective control is passed to the conduits, which have the right to pledge or sell the receivables. As a result, although the Company still consolidates the special purpose vehicle, 100% of the receivables sold to the commercial paper conduits are removed from the Condensed Consolidated Balance Sheet beginning April 1, 2010.
A portion of the purchase price for the receivables is paid by the two commercial paper conduits in cash and the balance is in a new asset, a deferred purchase price receivable, which is paid to the special purpose vehicle as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The Company sold approximately $316.9 million of accounts receivable to the two commercial paper conduits as of July 2, 2010, and received approximately $205.0 million in net cash proceeds for the sales. The deferred purchase price receivable was approximately $111.2 million, and was recorded in Other current assets in the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow, and due to its high credit quality and short maturity the fair value approximated book value. The accounts receivable balances sold under this agreement were removed from the Condensed Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The amount of the Company’s deferred purchase price receivable will vary primarily depending on the financing requirements of the Company and the performance of the receivables sold.
As of March 31, 2010, the Company had transferred approximately $356.9 million of receivables into the special purpose vehicle. The Company sold approximately $200.7 million of this $356.9 million to the two commercial paper conduits as of March 31, 2010, and received approximately $200.0 million in net cash proceeds for the sales. The accounts receivable balances that were sold to the two commercial paper conduits under this agreement were removed from the Condensed Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows, and the difference between the amount sold and net cash proceeds received was recognized as a loss on sale of the receivables, and was recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations. The remaining trade receivables transferred into the special purpose vehicle and not sold to the two commercial paper conduits comprised the primary assets of that entity, and were included in trade accounts receivable, net in the Condensed Consolidated Balance Sheets of the Company. The recoverability of these trade receivables, both those included in the Condensed Consolidated Balance Sheets and those sold but uncollected by the commercial paper conduits, were determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts. Although the special purpose vehicle is fully consolidated by the Company, it is a separate corporate entity and its assets are available first to satisfy the claims of its creditors.

Factored Accounts Receivable
Effective April 1, 2010, the Company amended its accounts receivable factoring program under which the Company sells accounts receivables in their entirety to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $246.4 million and $164.2 million as of July 2, 2010 and March 31, 2010, respectively. These receivables that were sold were removed from the Condensed Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows.
9. RESTRUCTURING CHARGES
The Company did not recognize restructuring charges during the three-month period ended July 2, 2010.
The Company recognized restructuring charges of approximately $64.8 million during the three-month period ended July 3, 2009 as a part of its restructuring plans previously announced in March 2009 in order to rationalize the Company’s global manufacturing capacity and infrastructure as a result of macroeconomic conditions. The Company classified approximately $52.1 million of these charges as a component of cost of sales.
The following table summarizes the provisions, respective payments, and remaining accrued balance as of July 2, 2010 for charges incurred in fiscal year 2010 and prior periods:

		Other
	Severance	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2010	$28,216	$36,029	$64,245
Cash payments for charges incurred in fiscal year 2010	(6,692)	(416)	(7,108)
Cash payments for charges incurred in fiscal year 2009 and prior	(2,333)	(4,535)	(6,868)

Balance as of July 2, 2010	19,191	31,078	50,269
Less: current portion (classified as other current liabilities)	(18,244)	(14,588)	(32,832)

Accrued restructuring costs, net of current portion (classified as other liabilities)	$947	$16,490	$17,437

As of July 2, 2010 and March 31, 2010, the remaining accrued balance for restructuring charges incurred during fiscal year 2010 were approximately $6.6 million and $13.7 million, respectively, the entire amount of which was classified as current. As of July 2, 2010 and March 31, 2010, the remaining accrued balance for restructuring charges incurred during fiscal years 2009 and prior were approximately $43.7 million and $50.6 million, respectively, of which approximately $17.4 million and $22.2 million, respectively, were classified as long-term obligations.
As of July 2, 2010 and March 31, 2010, assets that were no longer in use and held for sale, totaled approximately $40.1 million and $46.9 million, respectively, primarily representing manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. These assets are recorded at the lesser of carrying value or fair value, which is based on comparable sales from prevailing market data. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in Other current assets in the Condensed Consolidated Balance Sheets.

For further discussion of the Company’s historical restructuring activities, refer to Note 9 “Restructuring Charges” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
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
11. BUSINESS AND ASSET ACQUISITIONS
During the three-month period ended July 3, 2009, the Company paid $8.7 million relating to the deferred purchase price from a certain historical acquisition. The purchase price for certain historical acquisitions is subject to adjustments for contingent consideration and generally has not been recorded as part of the purchase price, pending the outcome of the contingency.
12. SHARE REPURCHASE PLAN
On May 26, 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s outstanding ordinary shares. Until the Company’s 2010 Annual General Meeting, held on July 23, 2010, the Company was authorized under its shareholder approved Share Purchase Mandate to repurchase up to approximately 81.2 million shares (representing 10% of the outstanding shares on the date of the 2009 Annual General Meeting.). Following shareholder approval at the 2010 Extraordinary General Meeting, the amount authorized for repurchase under the Share Purchase Mandate is approximately 78.5 million shares (representing 10% of the outstanding shares on the date of the 2010 Extraordinary General Meeting). The Company may not exceed in the aggregate the $200.0 million repurchase authorized by the Board in May without further Board action. Share repurchases will be made in the open market at such times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. During the three-month period ended July 2, 2010, the Company repurchased approximately 21.9 million shares under this plan for an aggregate purchase price of $135.4 million for which the Company made $104.9 million in cash payments during the quarter. Since the end of our first fiscal quarter, we have purchased additional shares resulting in aggregate repurchases in the amount of $200.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section, as well as in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2010. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
OVERVIEW
We are a leading global provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following markets: infrastructure; mobile communication devices; computing; consumer digital devices; industrial, semiconductor capital equipment, clean technology, aerospace and defense, and white goods; automotive and marine; and medical devices. We provide a full range of vertically-integrated global supply chain services through which we can design, build, ship and service a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design; rigid printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; after-sales services; and multiple component product offerings including, camera modules for consumer products such as mobile devices and power supplies for computing and other electronic devices.
We are one of the world’s largest EMS providers, with revenues of $6.6 billion during the three-month period ended July 2, 2010, and $24.1 billion in fiscal year 2010. As of March 31, 2010, our total manufacturing capacity was approximately 26.6 million square feet. We help customers design, build, ship and service electronics products through a network of facilities in 30 countries across four continents. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing site:

	Three-Month Periods Ended
Net sales:	July 2, 2010	July 3, 2009
	(In thousands)
China	$2,275,329	$1,894,996
Mexico	959,402	884,953
U.S.	807,241	873,122
Malaysia	647,914	489,101
Hungary	571,756	374,603
Other	1,304,238	1,265,904

	$6,565,880	$5,782,679

	As of	As of
Property and equipment, net:	July 2, 2010	March 31, 2010
	(In thousands)
China	$883,546	$879,440
Mexico	371,925	361,492
U.S.	164,403	165,029
Hungary	155,147	154,759
Malaysia	149,950	131,606
Other	423,701	426,250

	$2,148,672	$2,118,576

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

•	the effects on our business when our customers are not successful in marketing their products, or when their products do not gain widespread commercial acceptance;
•	our increased components offerings which have required that we make substantial investments in the resources necessary to design and develop these products;
•
our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers (recent difficulties in product ramping have adversely affected our ability to achieve desired operating performance);

•	the effect on our business due to our customers’ products having short product life cycles;
•	our customers’ ability to cancel or delay orders or change production quantities;
•	our customers’ decision to choose internal manufacturing instead of outsourcing for their product requirements;
•	our exposure to financially troubled customers; and
•	integration of acquired businesses and facilities.

Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design and manufacturing requirements. We have seen an increase in the penetration of the global OEM manufacturing requirements since the 2001 — 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. In the second half of fiscal 2009, we experienced dramatically deteriorating macroeconomic conditions and demand for our customers’ products slowed in all of the industries we served. This global economic crisis, and related decline in demand for our customers’ products, put pressure on certain of our OEM customers’ cost structures and caused them to reduce their manufacturing and supply chain outsourcing requirements. In response, we announced in March 2009 restructuring plans intended to rationalize our global manufacturing capacity and infrastructure with the intent to improve our operational efficiencies by reducing excess workforce and capacity. We have recognized approximately $258.1 million of associated charges since the announcement, with approximately $107.5 million and $150.6 million recognized during fiscal years 2010 and 2009, respectively. We do not anticipate additional material charges in future periods relating to these restructuring plans. Beginning in the second half of fiscal year 2010, we began seeing some positive signs that demand for our OEM customers’ end products was improving, and this trend of accelerated revenue continued in the quarter ended July 2, 2010. We believe the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services remains strong.
We procure a wide assortment of materials, including electronic components, plastics and metals. We experienced shortages of numerous commodity components, such as capacitors, connectors, semiconductor and power components, during the quarter ended July 2, 2010. We estimated that these shortages reduced our revenue by approximately $200.0 million, but did not have a material impact on profitability. We anticipate that these shortages will begin to abate during our second fiscal quarter, and become less significant in the following quarters.
We have experienced significant volume increases in our component product solution services. This steep growth is challenging due to the complexities of the products and processes involved. We are encouraged by the increased demand for these product solutions and the successful achievement of acceptance in the market, and we are intensely focused on improving our manufacturing efficiencies for these component product offerings. Our component product solution services, on a combined basis, was less than 10% of our consolidated revenue for the quarter ended July 2, 2010.
Our cash provided by operations declined approximately $18.1 million to $88.8 million for the quarter ended July 2, 2010 as compared with $106.9 million for the quarter ended July 3, 2009. As discussed further in Liquidity and Capital Resources below, primarily as a result of higher sales and anticipated growth our accounts receivable, inventory and accounts payable all increased, which resulted in cash being used to increase our working capital. Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was negative $9.6 million for the quarter ended July 2, 2010 as we invested in our current and anticipated growth. We did not redeem or repurchase a significant amount of debt during the quarter ended July 2, 2010, however, since we began our deleveraging efforts in June 2008 our consolidated debt has been reduced by approximately $1.3 billion.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We believe the accounting policies discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, affect our more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is provided in Note 2, “Summary of Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this document. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

	Three-Month Periods Ended
	July 2, 2010	July 3, 2009
Net sales	100.0%	100.0%
Cost of sales	94.4	95.2
Restructuring charges	—	1.0

Gross profit	5.6	3.8
Selling, general and administrative expenses	3.0	3.5
Intangible amortization	0.3	0.4
Restructuring charges	—	0.2
Other charges, net	—	1.9
Interest and other expense, net	0.3	0.6

Income (loss) before income taxes	2.0	(2.8)
Provision for (benefit from) income taxes	0.2	(0.1)

Net income (loss)	1.8%	(2.7)%

Net sales
Net sales during the three-month period ended July 2, 2010 totaled $6.6 billion, representing an increase of $0.8 billion, or 14%, from $5.8 billion during the three-month period ended July 3, 2009, primarily due to an improved macroeconomic environment as we recognize increased sales from many of our major customers. Sales increased across most of the markets we serve, consisting of: (i) $492.5 million in the industrial, automotive, medical and other markets, (ii) $152.3 million in the computing market, (iii) $132.9 million in the mobile communications market, and (iv) $70.2 million in the consumer digital market. Net sales decreased $64.7 million in the infrastructure market. Net sales increased across all of the geographic regions we serve including $612.1 million in Asia, $19.7 million in the Americas, and $151.4 million in Europe.
The following tables set forth net sales by market:

	Three-Month Periods Ended
Market:	July 2, 2010	July 3, 2009
	(In thousands)
Infrastructure	$1,801,971	$1,866,627
Industrial, Automotive, Medical and Other	1,457,178	964,675
Mobile	1,328,616	1,195,723
Computing	1,261,956	1,109,659
Consumer digital	716,159	645,995

	$6,565,880	$5,782,679

Our ten largest customers during the three-month periods ended July 2, 2010 and July 3, 2009 accounted for approximately 48% and 49% of net sales, respectively, with no customer accounting for greater than 10% of our net sales in either period.
Gross profit
Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. Gross profit during the three-month period ended July 2, 2010 increased $146.8 million to $370.8 million, or 5.6% of net sales, from $224.0 million, or 3.8% of net sales, during the three-month period ended July 3, 2009. The increase in gross margin was primarily attributable to increased demand resulting in improved capacity utilization driven by the 14% increase in our revenues, and in part, due to the completion of our restructuring activities and there being no restructuring costs for the three-month period ended July 2, 2010 versus restructuring costs of $52.1 million for the three-month period ended July 3, 2009.

Restructuring charges
We did not incur restructuring charges during the three-month period ended July 2, 2010 and have completed all activities associated with previously announced plans. We recognized approximately $64.8 million during the three-month period ended July 3, 2009 in connection with our restructuring plans announced in March 2009 to rationalize our global manufacturing capacity and infrastructure as a result of weak macroeconomic conditions. Our restructuring activities were intended to improve our operational efficiencies by reducing excess workforce and capacity. The cost associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and costs associated with the exit of certain contractual arrangements due to facility closures. As of July 2, 2010, there have been no changes to these plans. See Note 9, “Restructuring Charges” in the Notes to the Condensed Consolidated Financial Statements for a summary of the current quarter payments and remaining accrued balance as of July 2, 2010 for charges incurred in fiscal year 2010 and prior periods. The cost reductions associated with the restructuring activities, primarily reduced wages and benefits due to employee terminations, decreased depreciation expense resulting from equipment impairments and reduced costs associated with leased equipment and buildings have been achieved as anticipated. The overall impact on future operating results and cash flows from these restructuring activities is difficult to measure as there are offsetting reductions in revenues at affected locations as well as increases in certain costs at other locations related to transition activities for transferred programs or increased production ramp up costs. We do not separately track all of the interrelated components of these activities.
Refer to Note 9, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses, or SG&A, amounted to $195.7 million, or 3.0% of net sales, during the three-month period ended July 2, 2010, decreasing $6.0 million from $201.7 million, or 3.5% of net sales, during the three-month period ended July 3, 2009. The overall decreases in SG&A expense and SG&A as a percentage of sales during the three-month period ended July 2, 2010 were primarily the result of our discretionary cost reduction efforts offset by an increase in corporate support activities, such as information technology and supply chain management, necessary to support the growth of our operations.
Intangible amortization
Amortization of intangible assets during the three-month period ended July 2, 2010 decreased by $5.3 million to $18.0 million from $23.3 million during the three-month period ended July 3, 2009, primarily due to the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.
Other charges, net
During the three-month period ended July 3, 2009, we recognized an approximate $107.4 million impairment charge associated with the sale of our interest in one of our non-majority owned investments.
Interest and other expense, net
Interest and other expense, net was $27.5 million during the three-month period ended July 2, 2010 compared to $36.9 million during the three-month period ended July 3, 2009, a decrease of $9.4 million. The decrease in expense is the result of less debt outstanding during the period resulting from the approximate $400.0 million tender and redemption of the 6.5% Senior Subordinated Notes and the $100.0 million tender of the 6.25% Senior Subordinated Notes. Further reduction in interest expense was due to lower interest rates as a result of $400.0 million in fixed rate debt associated with interest rate swaps expiring and converting to variable rate debt, and a $4.3 million decrease in non-cash interest expense from the redemption of our Zero Coupon Convertible Junior Subordinated Notes in July 2009. This decrease in interest expense was partially offset by less interest income resulting from the reduction in other notes receivable that were sold during the third quarter of fiscal year 2010.

Income taxes
Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 8, “Income Taxes,” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for further discussion.
We have tax loss carryforwards attributable to operations for which we have recognized deferred tax assets. Our policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the three-month periods ended July 2, 2010 and July 3, 2009, the provision for income taxes includes a benefit of approximately $8.4 million and $11.9 million, respectively, for the net change in the liability for unrecognized tax benefits as a result of settlements in various tax jurisdictions.
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
LIQUIDITY AND CAPITAL RESOURCES
As of July 2, 2010, we had cash and cash equivalents of approximately $1.7 billion and bank and other borrowings of approximately $2.4 billion. We also had a $2.0 billion credit facility, under which we had no borrowings outstanding as of July 2, 2010. As of July 2, 2010, we were in compliance with the covenants under the Company’s indentures and credit facilities.
Cash provided by operating activities amounted to $88.8 million during the three-month period ended July 2, 2010. This resulted primarily from $118.2 million of net income for the period before adjustments to include approximately $111.5 million of non-cash expenses for depreciation and amortization. Our working capital accounts increased $125.4 million on a net basis, primarily due to higher sales and anticipated growth resulting in increases in inventory of $462.3 million and accounts receivable of $210.4 million, partially offset by increases in accounts payable of $465.9 million and other current liabilities of $80.3 million.
As a result of the adoption of new accounting standards, accounts receivables sold under our Global Asset-Backed Securitization program totaling $326.4 million remained on the Condensed Consolidated Balance Sheet and proceeds of $149.9 million were reported as short-term bank borrowings. Accounts receivable sold under our North American Asset-Backed Securitization program totaling $316.9 million were removed from our Condensed Consolidated Balance Sheet and the Company’s deferred purchase price receivable associated with the sale of $111.2 million was recorded in Other current assets in the Condensed Consolidated Balance Sheet. In addition, we sold $246.4 million of accounts receivable under our accounts receivable factoring program which were removed from our Condensed Consolidated Balance Sheet.
For the quarterly periods indicated, certain of management’s key liquidity metrics were as follows:

Three-Month Periods Ended
	July 2,	March 31,	December 31,	October 2,	July 3,
	2010	2010	2009	2009	2009

Days in trade accounts receivable	37 days	37 days	33 days	34 days	35 days
Days in inventory	46 days	46 days	40 days	44 days	47 days
Days in accounts payable	69 days	72 days	62 days	63 days	63 days

Days in trade accounts receivable was calculated as the average accounts receivable for the current and prior quarters divided by annualized sales for the current quarter by day. During the three-month period ended July 2, 2010, days in trade accounts receivable increased by two days to 37 days compared to the three-month period ended July 3, 2009. This increase in trade accounts receivable was primarily attributable to our adoption of new accounting standards, which requires that receivables sold under our Global Asset-Backed Securitization program remain on the Condensed Consolidated Balance Sheet. Days in trade receivables excludes the effect of approximately $111.2 million of the deferred purchase price from the North American Asset-Backed Securitization program which was recorded in Other current assets in the Condensed Consolidated Balance Sheet. See Note 8 in our Notes to Condensed Consolidated Financial Information regarding changes to our accounting of accounts receivables sold under our asset-backed securitization and factoring programs as a result of the adoption of a new accounting standard effective April 1, 2010.
Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the current quarter by day. During the three-month period ended July 2, 2010, days in inventory decreased one day compared to the three-month period ended July 3, 2009. The component shortages discussed above have hampered our efforts to reduce our inventory days on hand.
Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the current quarter by day. During the three-month period ended July 2, 2010, days in accounts payable increased six days to 69 days compared to the three-month period ended July 3, 2009 primarily due to the increase in inventory as a result of component shortages and anticipated growth.
Cash used by investing activities amounted to $103.9 million. This resulted primarily from $98.3 million in net capital expenditures for property and equipment.
Cash used in financing activities amounted to $186.9 million during the three-month period ended July 2, 2010, which was primarily from $104.9 million in payments to repurchase 21.9 million of our ordinary shares. The net use of $67.2 million of cash for the repayments of bank borrowings, long-term debt and capital lease obligations resulted primarily from net repayments related to our Global Asset-Backed Securitization program in connection with the adoption of new accounting standards, effective April 1, 2010.
As of July 2, 2010, quarterly maturities of our bank borrowings and long-term debt were as follows:

	First	Second	Third	Fourth
Fiscal Year	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)
2011	$—	$401,893	$4,252	$4,209	$410,354
2012	4,209	4,167	4,167	4,167	16,710
2013	4,167	479,662	2,937	2,937	489,703
2014	2,937	2,937	305,079	2,907	313,860
2015	2,907	1,153,301	—	—	1,156,208
Thereafter (1)	—	—	—	—	5,239

Total					$2,392,074

(1)	Represents cumulative maturities for years subsequent to March 31, 2015.
We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase shares.
On August 2, 2010, we paid $240.0 million to redeem the entire principal amount of the 1% Convertible Subordinated Notes at par plus accrued interest. On the maturity date, our stock price was less than the conversion price, and therefore, no ordinary shares were issued in connection with the redemption. Additionally, on May 26, 2010, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding ordinary shares. During the quarter ended July 2, 2010, we repurchased approximately 21.9 million shares for an aggregate purchase price of $135.4 million. Since the end of our first fiscal quarter, we have purchased additional shares resulting in aggregate repurchases in the amount of $200.0 million.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout our global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our existing credit facilities, will be sufficient to fund our operations through at least the next twelve months.
Future liquidity needs will depend on fluctuations in levels of our working capital requirements, the maturity profile of our existing debt, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, timing of cash outlays associated with historical restructuring and integration activities, and levels of shipments and changes in volumes of customer orders.
Historically, we have funded our operations from existing cash and cash equivalents, cash generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables under asset-backed securitization programs and sell certain trade receivables to certain third-party banking institutions with limited recourse under our accounts receivable factoring program. Our asset-backed securitization programs include certain limits on customer default rates. Given the current macroeconomic environment, it is possible that we will experience default rates in excess of those limits, which, if not waived by the counterparty, could impair our ability to sell receivables under these arrangements in the future.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2010. Aside from the foregoing, there have been no material changes in our contractual obligations since March 31, 2010.
OFF-BALANCE SHEET ARRANGEMENTS
As a result of new accounting guidance effective April 1, 2010 and an amendment to our North American Asset-Backed Securitization program, 100% of the accounts receivable sold under this program are removed from our balance sheet. We continuously sell a designated pool of trade receivables to investment conduits administered by an unaffiliated financial institution under this program, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold. The deferred purchase price receivable we retain serves as additional credit support to the investment conduits and is recorded at its estimated fair value. The fair value of our deferred purchase price receivable was approximately $111.2 million as of July 2, 2010. At March 31, 2010, under our Global Asset-Backed Securitization program, we sold a designated pool of receivables to a third-party qualified special purpose entity, which in turn sold an undivided interest to an investment conduit administered by an unaffiliated financial institution. We participate in this securitization arrangement as an investor in the conduit. The fair value of our investment participation, together with our recourse obligation that approximated 5% of the total receivables sold, was approximately $135.4 million. The adoption of new accounting guidance, effective April 1, 2010, eliminated the concept of a qualifying special purpose entity and we are now required to consolidate this special purpose entity. As a result, as currently structured, 100% of the accounts receivable sold under this program remain on our balance sheet and cash received from the program is accounted for as a secured borrowing. The receivables we retain that previously represented our investment participation and our recourse obligation under the prior accounting guidance continues to serve as additional credit support to the investment conduits and is recorded at its estimated fair value within accounts receivable. As of July 2, 2010, the fair value of these receivables was approximately $176.4 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the three-month period ended July 2, 2010 as compared to the fiscal year ended March 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 2, 2010, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2010, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2010 through July 2, 2010.

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs (2)
April 1 – April 30, 2010	—	$—	—	$200,000,000
May 1 – May 31, 2010	—	—	—	200,000,000
June 1 – July 2, 2010	21,897,495	6.19	21,897,495	64,559,987

Total	21,897,495	6.19	21,897,495

(1)
During the period from April 1, 2010 through July 2, 2010 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	On May 26, 2010, our Board of Directors authorized the purchase of up to $200.0 million of the Company’s outstanding ordinary shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.01	Flextronics International Ltd. 2010 Equity Incentive Plan*
10.02	Form of Share Option Award Agreement under 2010 Equity Incentive Plan
10.03	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan
10.04	Form of Share Bonus Unit Award Agreement under 2001 Equity Incentive Plan
10.05	Description of Annual Incentive Bonus Plan for Fiscal 2011
10.06	Executive Incentive Compensation Recoupment Policy
10.07	Compensation Arrangements of Executive Officers of Flextronics International Ltd.
10.08	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005
10.09	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005**
10.10	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006***
10.11	Description of Non-Executive Chairman’s Compensation
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Scheme Document****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****

*	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2010.

**	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

***	Incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

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

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010

/s/ Paul Read
Paul Read
Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01	Flextronics International Ltd. 2010 Equity Incentive Plan*
10.02	Form of Share Option Award Agreement under 2010 Equity Incentive Plan
10.03	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan
10.04	Form of Share Bonus Award Agreement under 2001 Equity Incentive Plan
10.05	Description of Annual Incentive Bonus Plan for Fiscal 2011
10.06	Executive Incentive Compensation Recoupment Policy
10.07	Compensation Arrangements of Executive Officers of Flextronics International Ltd.
10.08	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005
10.09	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005**
10.10	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006***
10.11	Description of Non-Executive Chairman’s Compensation
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Scheme Document****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****

*	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2010.

**	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

***	Incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

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