Form 10-Q
period 2010-10-01
FLEXTRONICS INTERNATIONAL LTD.
filed 2010-11-03
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-23354
FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Changi South Lane,	486123
Singapore	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2010

Ordinary Shares, No Par Value	766,200,284

FLEXTRONICS INTERNATIONAL LTD.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets (unaudited) — October 1, 2010 and March 31, 2010	4

Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended October 1, 2010 and October 2, 2009	5

Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended October 1, 2010 and October 2, 2009	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. (Removed and Reserved)	31

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32

Exhibit 10.04
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
Singapore
We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of October 1, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended October 1, 2010 and October 2, 2009, and of cash flows for the six-month periods ended October 1, 2010 and October 2, 2009. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 3, 2010

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	October 1, 2010	March 31, 2010
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,788,196	$1,927,556
Accounts receivable, net of allowance for doubtful accounts of $11,518 and $13,163 as of October 1, 2010 and March 31, 2010, respectively	2,978,359	2,438,950
Inventories	3,638,637	2,875,819
Other current assets	964,970	747,676

Total current assets	9,370,162	7,990,001
Property and equipment, net	2,175,946	2,118,576
Goodwill and other intangible assets, net	226,824	254,717
Other assets	236,705	279,258

Total assets	$12,009,637	$10,642,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$19,881	$266,551
Accounts payable	5,713,561	4,447,968
Accrued payroll	379,363	347,324
Other current liabilities	1,377,228	1,285,368

Total current liabilities	7,490,033	6,347,211
Long-term debt and capital lease obligations, net of current portion	2,212,727	1,990,258
Other liabilities	287,296	320,516
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 846,818,714 and 843,208,876 shares issued, and 765,933,642 and 813,429,154 outstanding as of October 1, 2010 and March 31, 2010, respectively	8,956,115	8,924,769
Treasury stock, at cost; 80,885,072 and 29,779,722 shares as of October 1, 2010 and March 31, 2010, respectively	(560,017)	(260,074)
Accumulated deficit	(6,402,129)	(6,664,723)
Accumulated other comprehensive income (loss)	25,612	(15,405)

Total shareholders’ equity	2,019,581	1,984,567

Total liabilities and shareholders’ equity	$12,009,637	$10,642,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$7,422,338	$5,831,761	$13,988,218	$11,614,440
Cost of sales	7,024,691	5,519,778	13,219,753	11,026,353
Restructuring charges	—	12,403	—	64,512

Gross profit	397,647	299,580	768,465	523,575
Selling, general and administrative expenses	198,954	176,246	394,672	377,938
Intangible amortization	21,439	22,710	39,429	46,044
Restructuring charges	—	187	—	12,917
Other charges, net	—	91,999	—	199,398
Interest and other expense, net	22,838	38,091	50,367	74,977

Income (loss) before income taxes	154,416	(29,653)	283,997	(187,699)
Provision for (benefit from) income taxes	10,000	(49,312)	21,403	(53,315)

Net income (loss)	$144,416	$19,659	$262,594	$(134,384)

Earnings (loss) per share:
Basic	$0.19	$0.02	$0.33	$(0.17)

Diluted	$0.18	$0.02	$0.33	$(0.17)

Weighted-average shares used in computing per share amounts:
Basic	776,362	811,364	793,499	810,769

Diluted	784,271	817,260	804,144	810,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	October 1, 2010	October 2, 2009
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$262,594	$(134,384)
Depreciation, amortization and other impairment charges	230,714	466,472
Changes in working capital and other	104,211	86,316

Net cash provided by operating activities	597,519	418,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(273,172)	(95,891)
Proceeds from the disposition of property and equipment	51,438	15,728
Acquisition of businesses, net of cash acquired	(2,502)	(59,055)
Other investments and notes receivable, net	13,123	255,281

Net cash (used in) provided by investing activities	(211,113)	116,063

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	1,249,515	786,909
Repayments of bank borrowings, long-term debt and capital lease obligations	(1,491,192)	(992,449)
Payments for repurchase of long-term debt	(7,029)	(203,183)
Payments for repurchase of ordinary shares	(299,943)	—
Net proceeds from issuance of ordinary shares	3,309	3,423

Net cash used in financing activities	(545,340)	(405,300)

Effect of exchange rates on cash	19,574	15,441

Net (decrease) increase in cash and cash equivalents	(139,360)	144,608
Cash and cash equivalents, beginning of period	1,927,556	1,821,886

Cash and cash equivalents, end of period	$1,788,196	$1,966,494

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
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2010 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 1, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2011.
The first fiscal quarters ended on July 2, 2010 and July 3, 2009, respectively, and the second fiscal quarters ended on October 1, 2010 and October 2, 2009, respectively. The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year.

Inventories
The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	October 1, 2010	March 31, 2010
	(In thousands)
Raw materials	$2,433,012	$1,874,244
Work-in-progress	607,718	480,216
Finished goods	597,907	521,359

	$3,638,637	$2,875,819

Property and Equipment
Depreciation expense associated with property and equipment amounted to approximately $97.8 million and $191.3 million for the three-month and six-month periods ended October 1, 2010, respectively, and $91.5 million and $186.0 million for the three-month and six-month periods ended October 2, 2009, respectively.
Goodwill and Other Intangibles
The following table summarizes the activity in the Company’s goodwill account during the six-month period ended October 1, 2010:

Amount
(In thousands)
Balance, beginning of the year, net of accumulated impairment of $5,949,977	$84,360
Acquisitions (1)	2,358
Purchase accounting adjustments (2)	1,170
Foreign currency translation adjustments	156

Balance, end of the quarter, net of accumulated impairment of $5,949,977	$88,044

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

The components of acquired intangible assets are as follows:

	As of October 1, 2010			As of March 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)
Intangible assets:
Customer-related	$485,154	$(362,133)	$123,021	$506,595	$(355,409)	$151,186
Licenses and other	42,893	(27,134)	15,759	54,792	(35,621)	19,171

Total	$528,047	$(389,267)	$138,780	$561,387	$(391,030)	$170,357

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. Total intangible amortization expense was $21.4 million and $39.4 million during the three-month and six-month periods ended October 1, 2010, respectively, and $22.7 million and $46.0 million during the three-month and six-month periods ended October 2, 2009, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2011 (1)	$30,583
2012	43,497
2013	29,448
2014	19,389
2015	9,506
Thereafter	6,357

Total amortization expense	$138,780

(1)	Represents estimated amortization for the six-month period ending March 31, 2011.
Other Assets
The Company has certain equity investments in non-publicly traded companies which are included within other assets in the Company’s Condensed Consolidated Balance Sheets. As of October 1, 2010 and March 31, 2010, the Company’s equity investments in these non-publicly traded companies totaled $33.3 million and $27.3 million, respectively. The Company monitors these investments for impairment and makes appropriate reductions in carrying values as required. Fair values of these investments, when required, are estimated using unobservable inputs, which are primarily discounted cash flow projections.
During the three-month and six-month periods ended October 1, 2010, the Company recognized a gain of approximately $13.5 million and $18.6 million, respectively, associated with the sale of an equity investment that was previously fully impaired and is included in Interest and other expense, net, in the Condensed Consolidated Statement of Operations.
In August of 2009, the Company sold its interest in one of its non-majority owned investments and related note receivable for approximately $252.2 million, net of closing costs and recognized an impairment charge associated with the sale of $107.4 million in the three-month period ended July 3, 2009. During the three-month period ended October 2, 2009, the Company recognized charges totaling approximately $92.0 million associated with the impairment of notes receivable from one affiliate and an equity investment in another affiliate. Total impairment charges related to the Company’s equity investments and notes receivables for the six-month period ended October 2, 2009 were approximately $199.4 million and are included in Other charges, net in the Condensed Consolidated Statements of Operations.
Provision for income taxes
The Company has tax loss carryforwards attributable to operations for which the Company has recognized deferred tax assets. The Company’s policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized.
Recent Accounting Pronouncements
In June 2009, a new accounting standard was issued which amends the consolidation guidance applicable to variable interest entities (“VIEs”), the approach for determining the primary beneficiary of a VIE, and disclosure requirements of a company’s involvement with VIEs. Also in June 2009, a new accounting standard was issued which removes the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. These standards are effective for fiscal years beginning after November 15, 2009 and were adopted by the Company effective April 1, 2010. The adoption of these standards did not impact the Company’s consolidated statement of operations. Upon adoption, accounts receivables sold in the Global Asset-Backed Securitization program were consolidated by the Company and remained on its balance sheet; cash received from the program was treated as a bank borrowing on the Company’s balance sheet and as a financing activity in the statement of cash flows. As a result of the adoption of these standards, the Company recorded accounts receivables and related bank borrowings of $217.1 million as of April 1, 2010. In September 2010 the securitization agreement was amended such that sales of accounts receivable from this program are accounted for as sales of financial assets and are removed from the consolidated balance sheets. Cash received from the sale of accounts receivables, under this program, including amounts received for the beneficial interest that are paid upon collection of accounts receivables, are reported as cash provided by operating activities in the statement of cash flows (see Note 8).

The North American Asset-Backed Securitization program and the accounts receivable factoring program were amended effective in the quarter ended July 2, 2010, such that sales of accounts receivable from these programs continue to be accounted for as sales of financial assets and are removed from the consolidated balance sheets. Cash received from the sale of accounts receivables under these programs, including amounts received for the beneficial interest that are paid upon collection of accounts receivables, are reported as cash provided by operating activities in the statement of cash flows (see Note 8).
3. STOCK-BASED COMPENSATION
The Company historically granted equity compensation awards to acquire the Company’s ordinary shares under four plans. Effective July 23, 2010, equity awards are granted under the Company’s 2010 Equity Incentive Plan, which was approved by the Company’s shareholders at the 2010 Annual General Meeting. These plans collectively are referred to as the Company’s equity compensation plans below. For further discussion of the Company’s four historical Plans, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Refer to the Company’s Definitive Proxy Statement, which was filed with the Securities and Exchange Commission on June 7, 2010, for further discussion of the Company’s 2010 Equity Incentive Plan.
Compensation expense for the Company’s stock options and unvested share bonus awards was as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)		(In thousands)
Cost of sales	$2,648	$2,375	$5,371	$5,015
Selling, general and administrative expenses	11,282	10,620	23,049	23,183

Total stock-based compensation expense	$13,930	$12,995	$28,420	$28,198

For the six-month period ended October 1, 2010, the Company granted 925,803 stock options, at a weighted average fair value per option of $2.55. Total unrecognized compensation expense related to stock options is $42.8 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 1.6 years. As of October 1, 2010, total unrecognized compensation expense related to unvested share bonus awards is $78.4 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 2.7 years. Approximately $22.7 million of the unrecognized compensation cost is related to awards where vesting is contingent upon meeting both a service requirement and achievement of long-term performance goals. As of October 1, 2010, management believes achievement of these goals is probable for approximately 315,000 of these awards and approximately $1.6 million of compensation expense is remaining to be recognized in fiscal year 2011.
The number of options outstanding and exercisable was 60.3 million and 34.1 million, respectively, as of October 1, 2010, at weighted average exercise prices of $7.26 and $9.01, respectively.

The following table summarizes share bonus award activity for the Company’s equity compensation plans during the six-month period ended October 1, 2010:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested share bonus awards as of March 31, 2010	8,801,609	$10.31
Granted	8,410,125	6.92
Vested	(2,270,952)	10.86
Forfeited	(1,163,699)	10.37

Unvested share bonus awards as of October 1, 2010	13,777,083	$8.14

Of the 8.4 million share bonus awards granted during the six-month period ended October 1, 2010, approximately 1.2 million represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting a certain market condition. The number of shares that ultimately will vest are based on a measurement of Flextronics’s total shareholder return against the Standard and Poor’s (“S&P”) 500 Composite Index. The actual number of shares issued can range from zero to 1.8 million. These awards vest over a period of four years, subject to achievement of total shareholder return levels relative to the S&P 500 Composite Index. The grant-date fair value of these awards was estimated to be $7.32 per share and was calculated using a Monte Carlo simulation.
4. EARNINGS PER SHARE
The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands, except per share amounts)
Basic earnings per share:
Net income (loss)	$144,416	$19,659	$262,594	$(134,384)
Shares used in computation:
Weighted-average ordinary shares outstanding	776,362	811,364	793,499	810,769

Basic earnings (loss) per share	$0.19	$0.02	$0.33	$(0.17)

Diluted earnings per share:
Net income (loss)	$144,416	$19,659	$262,594	$(134,384)
Shares used in computation:
Weighted-average ordinary shares outstanding	776,362	811,364	793,499	810,769
Weighted-average ordinary share equivalents from stock options and awards (1)	7,909	5,896	10,645	—
Weighted-average ordinary share equivalents from convertible notes (2)	—	—	—	—

Weighted-average ordinary shares and ordinary share equivalents outstanding	784,271	817,260	804,144	810,769

Diluted earnings (loss) per share	$0.18	$0.02	$0.33	$(0.17)

(1)
Ordinary share equivalents from stock options to purchase approximately 28.4 million and 27.0 million shares outstanding during the three-month and six-month periods ended October 1, 2010, respectively, and 41.1 million and 50.0 million share outstanding during the three-month and six-month periods ended October 2, 2009, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods. As a result of the Company’s net loss for the six-month period ended October 2, 2009, ordinary share equivalents from approximately 5.3 million options and share bonus awards were excluded from the calculation of diluted earnings (loss) per share.

(2)
On August 2, 2010 the Company paid approximately $240.0 million to redeem its 1% Convertible Subordinated Notes upon maturity. The notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the conversion price) in stock. The conversion price was $15.525 per share (subject to certain adjustments). On the maturity date, the Company’s stock price was less than the conversion spread, and therefore no shares were issued. During the three-month and six-month periods ended October 1, 2010 and October 2, 2009, the conversion obligation was less than the principal portion of these notes and accordingly, no additional shares were included as ordinary share equivalents.

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

5. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)		(In thousands)
Net income (loss)	$144,416	$19,659	$262,594	$(134,384)
Other comprehensive income:
Foreign currency translation adjustment	23,828	17,637	14,509	27,929
Unrealized gain on derivative instruments and other income	29,700	2,558	26,508	13,988

Comprehensive income (loss)	$197,944	$39,854	$303,611	$(92,467)

6. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of	As of
	October 1, 2010	March 31, 2010
	(In thousands)
Short-term bank borrowings	$753	$6,688
1.00% convertible subordinated notes due August 2010	—	234,240
6.25% senior subordinated notes due November 2014	302,172	302,172
Term Loan Agreement, including current portion, due in installments through October 2014	1,683,105	1,691,775
Term loan, including current portion, due September 2013	50,000	—
Term loan, due September 2013	130,000	—
Outstanding under revolving lines of credit	60,000	—
Other	5,922	19,955

	2,231,952	2,254,830
Current portion	(19,593)	(265,954)

Non-current portion	$2,212,359	$1,988,876

As of October 1, 2010, there were $60.0 million in borrowings outstanding under the Company’s $2.0 billion credit facility, and the Company was in compliance with the financial covenants under this credit facility.
Asia Term Loans
On September 27, 2010, the Company entered into a $50.0 million term loan agreement with a bank based in Asia, the entire amount of which was borrowed on the date the facility was entered into. The term loan agreement matures on September 27, 2013. Borrowings under the term loan bear interest at LIBOR plus 2.30%. The Company, at its election, may convert the loan (in whole or in part) to bear interest at the higher of the Federal Funds rate plus 0.5% or the prime rate plus, in each case 1.0%. Principal payments of $500,000 are due quarterly with the balance due on the maturity date. The Company has the right to prepay any part of the loan without penalty. Borrowings under the term loan agreement are guaranteed by certain subsidiaries of the Company.
On September 28, 2010, the Company entered into a $130.0 million term loan facility with a bank in Asia, the entire amount of which was borrowed on the date the facility was entered into. The term loan facility matures on September 28, 2013. Borrowings under the facility bear interest at LIBOR plus a margin of 2.15%, and the Company paid a non-refundable fee of $1.4 million at the inception of the loan. The Company has the right to prepay any part of the loan without penalty.

The term loan agreements are unsecured, and contain customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The term loan agreements also require the Company maintain a maximum ratio of total indebtedness to EBITDA, during the term of the term loan agreement. As of October 1, 2010, the Company was in compliance with the financial covenants under these facilities.
Redemption
During August 2010 the Company paid $240.0 million to redeem the 1% Convertible Subordinated Notes at par upon maturity plus accrued interest. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of conversion value over the conversion price) in stock. The conversion price was $15.525 per share (subject to certain adjustments). On the maturity date, the Company’s stock price was less than the conversion price, and therefore no ordinary shares were issued.
Fair Values
As of October 1, 2010, the approximate fair values of the Company’s 6.25% Senior Subordinated Notes, and debt outstanding under its $1.7 billion Term Loan Agreement were 102.6% and 95.3% of the face values of the debt obligations, respectively, based on broker trading prices. The estimated fair value for the Asia Term Loans would approximate 95.3% of their carrying amount, based on the broker trading prices for the Term Loan Agreement.
Interest Expense
During the three-month and six-month periods ended October 1, 2010, the Company recognized interest expense of $27.0 million and $58.3 million, respectively, on its debt obligations outstanding during the period. During the three-month and six-month periods ended October 2, 2009, the Company recognized interest expense of $39.3 million and $85.5 million, respectively, on its debt obligations.

7. FINANCIAL INSTRUMENTS
Foreign Currency Contracts
The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of October 1, 2010, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $2.7 billion as summarized below:

		Foreign	Notional
		Currency	Contract Value
Currency	Buy/Sell	Amount	in USD
		(In thousands)
Cash Flow Hedges
CNY	Buy	2,724,752	$407,257
EUR	Sell	15,775	21,658
HUF	Buy	14,678,000	72,459
ILS	Buy	109,000	30,065
MXN	Buy	1,207,700	96,369
MYR	Buy	379,050	122,789
SGD	Buy	55,927	42,556
Other	Buy	N/A	62,450

			855,603
Other Forward/Swap Contracts
CAD	Buy	48,213	46,648
CAD	Sell	80,604	77,826
CNY	Buy	439,913	65,200
EUR	Buy	222,653	301,898
EUR	Sell	286,631	386,325
GBP	Buy	53,879	85,451
GBP	Sell	51,364	81,720
JPY	Buy	4,469,414	53,506
JPY	Sell	2,682,323	32,064
MXN	Buy	708,620	56,544
SEK	Buy	1,819,895	270,819
SEK	Sell	562,732	83,791
Other	Buy	N/A	149,977
Other	Sell	N/A	110,819

			1,802,588

Total Notional Contract Value in USD			$2,658,191

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not treated as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Interest and other expense, net in the Condensed Consolidated Statement of Operations. As of October 1, 2010 and October 2, 2009 the amount recognized in earnings related to these contracts was not material. As of October 1, 2010 and March 31, 2010, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders’ equity in the Condensed Consolidated Balance Sheet, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred gains as of October 1, 2010 are expected to be recognized as a component of gross profit in the Condensed Consolidated Statement of Operations over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of Interest and other expense, net in the Condensed Consolidated Statement of Operations.

The following table presents the Company’s assets and liabilities related to foreign currency contracts measured at fair value on a recurring basis as of October 1, 2010, aggregated by level in the fair-value hierarchy within which those measurements fall:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency contracts	$—	$41,182	$—	$41,182

Liabilities:
Foreign currency contracts	—	(27,768)	—	(27,768)

Total:	$—	$13,414	$—	$13,414

There were no transfers between levels in the fair value hierarchy during the six-month period ended October 1, 2010. The Company’s foreign currency forward contracts are measured on a recurring basis at fair value based on foreign currency spot and forward rates quoted by banks or foreign currency dealers.
The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at October 1, 2010:

	Fair Values of Derivative Information
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$25,276	Other current liabilities	$(471)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$15,906	Other current liabilities	$(27,297)
Interest Rate Swap Agreements
The Company is also exposed to variability in cash flows associated with changes in short-term interest rates primarily on borrowings under its revolving credit facility and term loan agreement. Swap contracts that were outstanding during the six-month period ended October 1, 2010, which were entered into during fiscal years 2009 and 2008 to mitigate the exposure to interest rate risk resulting from unfavorable changes in interest rates resulting from the term loan agreement, are summarized below:

Notional Amount	Fixed Interest	Interest Payment
(in millions)	Rate Payable	Received	Term	Expiration Date
Fiscal 2009 Contracts:
$100.0	1.00%	1-Month Libor	12 month	April 2010
Fiscal 2008 Contracts:
$250.0	3.61%	1-Month Libor	34 months	October 2010
$250.0	3.61%	1-Month Libor	34 months	October 2010
$175.0	3.60%	3-Month Libor	36 months	January 2011
$72.0	3.57%	3-Month Libor	36 months	January 2011
In April 2010, a $100.0 million swap, with a fixed interest rate of 1% expired. In October 2010, two swaps totaling $500.0 million with fixed interest rates of 3.61% expired. The swap contracts provide for the receipt of interest payments at rates equal to the terms of the underlying borrowings outstanding under the term loan arrangement. As of November 1, 2010, the Company had an aggregate notional amount of $247.0 million in swaps outstanding with a weighted average fixed interest rate of 3.59%.
The Company’s interest rate swap agreements are accounted for as cash flow hedges, and there was no charge for ineffectiveness during the three-month and six-month periods ended October 1, 2010 and October 2, 2009. For the three-month and six-month periods ended October 1, 2010 and October 2, 2009, the net amount recorded as interest expense from these swaps was not material. As of October 1, 2010 and March 31, 2010, the fair value of the Company’s interest rate swaps was not material and is included in Other current liabilities in the Condensed Consolidated Balance Sheets, with a corresponding decrease in other comprehensive income. The deferred losses included in other comprehensive income will effectively be released through earnings as the Company makes fixed, and receives variable, interest payments over the remaining term of the swaps through January 2011.

8. TRADE RECEIVABLES SECURITIZATION
The Company continuously sells designated pools of trade receivables under two asset backed securitization programs and under an accounts receivable factoring program.
Global Asset-Backed Securitization Agreement
The Company continuously sells a designated pool of trade receivables to an affiliated special purpose entity, which in turn sells an undivided ownership interest to an unaffiliated financial institution. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.00% of serviced receivables per annum. Servicing fees recognized during the three-month and six-month periods ended October 1, 2010 and October 2, 2009 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.
Effective April 1, 2010, the Company adopted two new accounting standards, the first of which removed the concept of a qualifying special purpose entity and created more stringent conditions for reporting the transfer of a financial asset as a sale. The second standard amended the consolidation guidance for determining the primary beneficiary of a variable interest entity. As a result of the adoption of the second standard, the Company is deemed the primary beneficiary of the special purpose entity to which the pool of trade receivables is sold and, as such, is required to consolidate the special purpose entity. Upon adoption of these standards, the balance of receivables sold for cash as of March 31, 2010, totaling $217.1 million, was recorded as accounts receivables and short-term bank borrowings in the opening balance sheet of fiscal 2011. Upon collection of these receivables the Company recorded cash from operations offset by repayments of bank borrowings from financing activities in the Condensed Consolidated Statements of Cash Flows during the six-month period ended October 1, 2010.
Effective September 29, 2010, the securitization agreement was amended to provide for the sale by the special purpose entity of 100% of the eligible receivables to the unaffiliated financial institution. Following the transfer of the receivables to the special purpose entity, the transferred receivables are isolated from the Company and its affiliates, and effective control of the transferred receivables is passed to the unaffiliated financial institution, which has the right to pledge or sell the receivables. As a result, although the Company still consolidates the special purpose entity, all of the receivables sold to the unaffiliated financial institution are removed from the Condensed Consolidated Balance Sheet and the cash received is no longer accounted for as a secured borrowing. A portion of the purchase price for the receivables is paid by the unaffiliated financial institution in cash and the balance is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction.
As of October 1, 2010, $313.5 million in receivables were sold to this special purpose entity and the Company received $172.3 million in net cash proceeds for the sales. The deferred purchase price receivable was approximately $141.2 million, and was recorded in Other current assets in the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow, and due to its high credit quality and short maturity the fair value approximated book value. There were no transfers between levels in the fair value hierarchy during the six-month period ended October 1, 2010. The accounts receivable balances sold under this agreement were removed from the Condensed Consolidated Balance Sheets and cash received from the sales were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The amount of the Company’s deferred purchase price receivable will vary primarily depending on the financing requirements of the Company and the performance of the receivables sold.

As of March 31, 2010, approximately $352.5 million of the Company’s accounts receivable had been sold to a third-party qualified special purpose entity. At that time, the third-party special purpose entity was a qualifying special purpose entity, and accordingly, the Company did not consolidate this entity. The amount of receivables sold represented the face amount of the total outstanding trade receivables on all designated customer accounts on that date. The accounts receivable balances that were sold under this agreement were removed from the Condensed Consolidated Balance Sheet, and the net cash proceeds received by the Company were included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The Company had a recourse obligation that was limited to the deferred purchase price receivable, which approximated 5% of the total sold receivables, and its own investment participation, the total of which was approximately $135.4 million as of March 31, 2010, which was recorded in Other current assets in the Consolidated Balance Sheet. As the recoverability of the trade receivables underlying the Company’s own investment participation was determined in conjunction with the Company’s accounting policies for determining provisions for doubtful accounts prior to sale into the third party qualified special purpose entity, the fair value of the Company’s own investment participation reflected the estimated recoverability of the underlying trade receivables.
North American Asset-Backed Securitization Agreement
The Company continuously sells a designated pool of trade receivables to an affiliated special purpose entity, which in turn sells such receivables to an agent on behalf of two commercial paper conduits administered by unaffiliated financial institutions. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.50% per annum on the outstanding balance of the serviced receivables. Servicing fees recognized during the three-month and six-month periods ended October 1, 2010 and October 2, 2009 were not material and were included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates that the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
The maximum investment limit of the two commercial paper conduits is $300.0 million. During September 2010, the securitization agreement was amended such that the Company pays commitment fees of 0.55% per annum on the aggregate amount of the liquidity commitments of the financial institutions under the facility (which approximates the maximum investment limit) and an additional program fee of 0.55% on the aggregate amounts invested under the facility by the conduits to the extent funded through the issuance of commercial paper.
The Company has the power to direct the activities of the special purpose entity and had the obligation to absorb the majority of expected losses or the rights to receive benefits from transfers of trade receivables into the special purpose entity and, as such, was deemed the primary beneficiary of the special purpose entity. Accordingly, the Company consolidated the special purpose entity and only those receivables sold to the two commercial paper conduits for cash have been removed from the Condensed Consolidated Balance Sheet. Effective April 1, 2010, the securitization agreement was amended to provide for the sale by the special purpose entity of 100% of the eligible receivables to the commercial paper conduits. The transferred receivables are isolated from the Company and its affiliates as a result of the special purpose entity, and effective control is passed to the conduits, which have the right to pledge or sell the receivables. As a result, although the Company still consolidates the special purpose entity, 100% of the receivables sold to the commercial paper conduits are removed from the Condensed Consolidated Balance Sheet beginning April 1, 2010.
A portion of the purchase price for the receivables is paid by the two commercial paper conduits in cash and the balance is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The Company sold approximately $323.6 million of accounts receivable to the two commercial paper conduits as of October 1, 2010, and received approximately $210.0 million in net cash proceeds for the sales. The deferred purchase price receivable was approximately $112.9 million, and was recorded in Other current assets in the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow, and due to its high credit quality and short maturity the fair value approximated book value. There were no transfers between levels in the fair value hierarchy during the six-month period ended October 1, 2010. The accounts receivable balances sold under this agreement were removed from the Condensed Consolidated Balance Sheets and cash received from the sales were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The amount of the Company’s deferred purchase price receivable will vary primarily depending on the financing requirements of the Company and the performance of the receivables sold.

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
Factored Accounts Receivable
Effective April 1, 2010, the Company amended its accounts receivable factoring program under which the Company sells accounts receivables in their entirety to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $225.3 million and $164.2 million as of October 1, 2010 and March 31, 2010, respectively. These receivables that were sold were removed from the Condensed Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows.
9. RESTRUCTURING CHARGES
The Company did not recognize restructuring charges during the three-month and six-month periods ended October 1, 2010.
The Company recognized restructuring charges of approximately $12.6 million and $77.4 million during the three-month and six-month periods ended October 2, 2009 as a part of its restructuring plans announced in March 2009 in order to rationalize the Company’s global manufacturing capacity and infrastructure as a result of weak macroeconomic conditions. The Company classified approximately $12.4 million and $64.5 million of these charges as a component of cost of sales during the three-month and six-month periods ended October 2, 2009, respectively.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of October 1, 2010 for charges incurred in fiscal year 2010 and prior periods:

		Other
	Severance	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2010	$28,216	$36,029	$64,245
Cash payments for charges incurred in fiscal year 2010	(6,692)	(416)	(7,108)
Cash payments for charges incurred in fiscal year 2009 and prior	(2,333)	(4,535)	(6,868)

Balance as of July 2, 2010	19,191	31,078	50,269
Cash payments for charges incurred in fiscal year 2010	(1,136)	(389)	(1,525)
Cash payments for charges incurred in fiscal year 2009 and prior	(2,771)	(2,012)	(4,783)

Balance as of October 1, 2010	15,284	28,677	43,961
Less: current portion (classified as other current liabilities)	(14,289)	(13,588)	(27,877)

Accrued restructuring costs, net of current portion (classified as other liabilities)	$995	$15,089	$16,084

As of October 1, 2010 and March 31, 2010, the remaining accrued balance for restructuring charges incurred during fiscal year 2010 were approximately $5.1 million and $13.7 million, respectively, the entire amount of which was classified as current. As of October 1, 2010 and March 31, 2010, the remaining accrued balance for restructuring charges incurred during fiscal years 2009 and prior were approximately $38.9 million and $50.6 million, respectively, of which approximately $16.1 million and $22.2 million, respectively, were classified as long-term obligations.
As of October 1, 2010 and March 31, 2010, assets that were no longer in use and held for sale, totaled approximately $41.2 million and $46.9 million, respectively, primarily representing manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. These assets are recorded at the lesser of carrying value or fair value, which is based on comparable sales from prevailing market data. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in Other current assets in the Condensed Consolidated Balance Sheets.
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
11. BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES
Business Acquisitions
During the six-month period ended October 1, 2010, the Company completed two acquisitions that were not individually, or in the aggregate, significant to the Company’s consolidated results of operations and financial position. The aggregate cash paid for these acquisitions totaled approximately $2.5 million, net of cash acquired.
During the six-month period ended October 2, 2009, the Company paid $59.1 million relating to the contingent consideration or deferred purchase price payments related to four historical acquisitions. The purchase price for certain historical acquisitions is subject to adjustments for contingent consideration and generally has not been recorded as part of the purchase price, pending the outcome of the contingency.

Divestitures
During the three-month and six-month periods ended October 1, 2010, the Company recognized a loss of approximately $11.7 million in connection with the divestiture of certain international entities. The results for these entities were not significant for any period presented.
12. SHARE REPURCHASE PLAN
On each of May 26, 2010 and August 12, 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million, for a combined total of $400.0 million of the Company’s outstanding ordinary shares. Following shareholder approval at the Company’s 2010 Extraordinary General Meeting on July 23, 2010, the number of shares authorized for repurchase under the Share Purchase Mandate is approximately 78.5 million shares (representing 10% of the outstanding shares on the date of the 2010 Extraordinary General Meeting). The Company may not exceed in the aggregate the $400.0 million repurchase authorized by the Board in May and August without further Board action. Share repurchases will be made in the open market at such times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. During the three-month and six-month periods ended October 1, 2010, the Company repurchased approximately 29.2 million and 51.1 million shares, respectively, under these plans for an aggregate purchase price of $164.1 million and $299.9 million, respectively.

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
OVERVIEW
We are a leading global provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following markets: infrastructure; mobile communication devices; computing; consumer digital devices; industrial, semiconductor capital equipment, clean technology, aerospace and defense, and white goods; automotive and marine; and medical devices. We provide a full range of vertically-integrated global supply chain services through which we can design, build, ship and service a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design; rigid printed circuit board and flexible circuit fabrication; systems assembly and manufacturing; after-sales services; and multiple component product offerings, including camera modules for consumer products such as mobile devices and power supplies for computing and other electronic devices.
We are one of the world’s largest EMS providers, with revenues of $7.4 billion and $14.0 billion during the three-month and six-month periods ended October 1, 2010, and $24.1 billion in fiscal year 2010. As of March 31, 2010, our total manufacturing capacity was approximately 26.6 million square feet. We help customers design, build, ship and service electronics products through a network of facilities in 30 countries across four continents. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing site:

	Three-Month Periods Ended		Six-Month Periods Ended
Net sales:	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
China	$2,919,610	$2,008,055	$5,194,939	$3,903,051
Mexico	1,123,249	825,136	2,082,651	1,710,089
U.S.	774,670	857,714	1,581,910	1,730,836
Malaysia	679,196	598,983	1,327,110	1,088,084
Hungary	559,984	342,668	1,131,740	717,271
Other	1,365,629	1,199,205	2,669,868	2,465,109

	$7,422,338	$5,831,761	$13,988,218	$11,614,440

	As of	As of
Property and equipment, net:	October 1, 2010	March 31, 2010
	(In thousands)
China	$906,023	$879,440
Mexico	363,651	361,492
Hungary	164,873	154,759
U.S.	156,679	165,029
Malaysia	154,608	131,606
Other	430,112	426,250

	$2,175,946	$2,118,576

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
•
our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers (difficulties in product ramping have adversely affected our ability to achieve desired operating performance);

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

Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design, manufacturing, and logistics requirements. We have seen an increase in the penetration of the global OEM manufacturing requirements since the 2001 — 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. In the second half of fiscal 2009, we experienced dramatically deteriorating macroeconomic conditions and demand for our customers’ products slowed in all of the industries we served. This global economic crisis, and related decline in demand for our customers’ products, put pressure on certain of our OEM customers’ cost structures and caused them to reduce their manufacturing and supply chain outsourcing requirements. In response, we announced in March 2009 restructuring plans intended to rationalize our global manufacturing capacity and infrastructure with the intent to improve our operational efficiencies by reducing excess workforce and capacity. We have recognized approximately $258.1 million of associated charges since the announcement, with approximately $107.5 million and $150.6 million recognized during fiscal years 2010 and 2009, respectively. We do not anticipate additional material charges in future periods relating to these restructuring plans. Beginning in the second half of fiscal year 2010, we began seeing some positive signs that demand for our OEM customers’ end products was improving, and this trend of accelerated revenue continued in the quarter ended October 1, 2010. We believe the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services remains strong.
We procure a wide assortment of materials, including electronic components, plastics and metals. We experienced shortages of numerous commodity components, such as capacitors, connectors, semiconductor and power components, during the first quarter ended July 2, 2010. However, these shortages began to abate during our second fiscal quarter, and we anticipate that they will continue to become less significant in future quarters.
We have experienced significant volume increases in our component product solution services. This steep growth is challenging due to the complexities of the products and processes involved. We are encouraged by the increased demand for these product solutions and the successful achievement of acceptance in the market, and we are intensely focused on improving our manufacturing efficiencies for these component product offerings. Our component product solution services, on a combined basis, were less than 10% of our consolidated revenue for the quarter and year-to-date periods ended October 1, 2010.
Our cash provided by operations increased approximately $179.1 million to $597.5 million for the six-month period ended October 1, 2010 as compared with $418.4 million for the six-month period ended October 2, 2009. As discussed further in Liquidity and Capital Resources below, our cash provided by working capital increased primarily as a result of an increase in our accounts payable, partially offset by increases in accounts receivable and inventory, as a result of higher sales and anticipated growth. We define net working capital as accounts receivable plus inventory less accounts payable. Our net working capital as a percentage of sales was approximately 3% for the quarter ended October 1, 2010 and is consistent with our last four quarter range of approximately 3% to 5% of annualized sales. Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $385.4 million for the quarter ended October 1, 2010. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for certain other activities. Effective September 29, 2010 we amended our Global Asset-Backed Securitization program and, as a result, all of the receivables sold to an unaffiliated financial institution are removed from our Condensed Consolidated Balance Sheets and cash received from the sale of the accounts receivables is no longer accounted for as a secured borrowing.
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

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.6	94.7	94.5	94.9
Restructuring charges	—	0.2	—	0.6

Gross profit	5.4	5.1	5.5	4.5
Selling, general and administrative expenses	2.7	3.0	2.8	3.3
Intangible amortization	0.3	0.4	0.3	0.4
Restructuring charges	—	—	—	0.1
Other charges, net	—	1.6	—	1.7
Interest and other expense, net	0.3	0.6	0.4	0.6

Income (loss) before income taxes	2.1	(0.5)	2.0	(1.6)
Provision for (benefit from) income taxes	0.2	(0.8)	0.1	(0.4)

Net income (loss)	1.9%	0.3%	1.9%	(1.2)%

Net sales
Net sales during the three-month period ended October 1, 2010 totaled $7.4 billion, representing an increase of $1.6 billion, or 27%, from $5.8 billion during the three-month period ended October 2, 2009, primarily due to an improved macroeconomic environment and market share gains as we recognized increased sales from many of our major customers. Sales increased across all of the markets we serve, consisting of: (i) $433.7 million in the mobile communications market, (ii) $385.0 million in the infrastructure market, (iii) $336.0 million in the industrial, automotive, medical and other markets, (iv) $232.0 million in the computing market, and (v) $203.9 million in the consumer digital market. Net sales increased across all of the geographic regions we serve including increases of $995.5 million in Asia, $333.4 million in Europe, and $261.7 million in the Americas.
Net sales during the six-month period ended October 1, 2010 totaled $14.0 billion, representing an increase of $2.4 billion, or 20%, from $11.6 billion during the six-month period ended October 2, 2009, primarily due to an improved macroeconomic environment as we recognized increased sales from many of our major customers. Sales increased across all of the markets we serve, consisting of: (i) $828.5 million in the industrial, automotive, medical and other markets, (ii) $566.6 million in the mobile communications market, (iii) $384.3 million in the computing market, (iv) $320.4 million in the infrastructure market, and (v) $274.1 million in the consumer digital market. Net sales increased across all of the geographic regions we serve including increases of $1.6 billion in Asia, $484.7 million in Europe, and $281.4 million in the Americas.
The following table sets forth net sales by market:

	Three-Month Periods Ended		Six-Month Periods Ended
Market:	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
Infrastructure	$2,024,264	$1,639,243	$3,826,233	$3,505,870
Industrial, Automotive, Medical and Other	1,466,851	1,130,837	2,924,029	2,095,512
Mobile	1,527,526	1,093,857	2,856,142	2,289,580
Computing	1,334,281	1,102,319	2,596,239	2,211,978
Consumer digital	1,069,416	865,505	1,785,575	1,511,500

	$7,422,338	$5,831,761	$13,988,218	$11,614,440

Our ten largest customers during the three-month and six-month periods ended October 1, 2010 accounted for approximately 53% and 51% of net sales, respectively, with Research In Motion and Hewlett-Packard each accounting for greater than 10% of our net sales in both periods. Our ten largest customers during the three-month and six-month periods ended October 2, 2009 accounted for approximately 47% of net sales in each period, respectively, with no customer accounting for greater than 10% of net sales during either period.

Gross profit
Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, product manufacturing yields, capacity utilization and the expansion and consolidation of manufacturing facilities. Gross profit during the three-month period ended October 1, 2010 increased $98.0 million to $397.6 million, or 5.4% of net sales, from $299.6 million, or 5.1% of net sales, during the three-month period ended October 2, 2009. The increase in gross margin was primarily attributable to increased demand resulting in improved capacity utilization driven by the 27% increase in our revenues, and in part, due to the completion of our restructuring activities and there being no restructuring costs for the three-month period ended October, 2010 versus restructuring costs of $12.4 million for the three-month period ended October 2, 2009.
Gross profit during the six-month period ended October 1, 2010 increased $244.9 million to $768.5 million, or 5.5% of net sales, from $523.6 million, or 4.5% of net sales, during the six-month period ended October 2, 2009. The increase in gross margin was primarily attributable to increased demand resulting in improved capacity utilization driven by the 20% increase in our revenues, and in part, due to the completion of our restructuring activities and there being no restructuring costs for the six-month period ended October 1, 2010 versus restructuring costs of $64.5 million for the six-month period ended October 2, 2009.
Restructuring charges
We did not incur restructuring charges during the three-month and six-month periods ended October 1, 2010 and have completed all activities associated with previously announced plans. We recognized approximately $12.6 million and $77.4 million during the three-month and six-month periods ended October 2, 2009, respectively, in connection with our restructuring plans announced in March 2009 to rationalize our global manufacturing capacity and infrastructure as a result of weak macroeconomic conditions. Our restructuring activities were intended to improve our operational efficiencies by reducing excess workforce and capacity. The cost associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and costs associated with the exit of certain contractual arrangements due to facility closures. As of October 1, 2010, there have been no changes to these plans. See Note 9, “Restructuring Charges” in the Notes to the Condensed Consolidated Financial Statements for a summary of the current quarter payments and remaining accrued balance as of October 1, 2010 for charges incurred in fiscal year 2010 and prior periods. The cost reductions associated with the restructuring activities, primarily reduced wages and benefits due to employee terminations, decreased depreciation expense resulting from equipment impairments and reduced costs associated with leased equipment and buildings have been achieved as anticipated. The overall impact on future operating results and cash flows from these restructuring activities is difficult to measure as there are offsetting reductions in revenues at affected locations as well as increases in certain costs at other locations related to transition activities for transferred programs or increased production ramp up costs. We do not separately track all of the interrelated components of these activities.
Refer to Note 9, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses, or SG&A, amounted to $199.0 million, or 2.7% of net sales, during the three-month period ended October 1, 2010, increasing $22.8 million from $176.2 million, or 3.0% of net sales, during the three-month period ended October 2, 2009. The increase in absolute dollars was primarily the result of an increase in corporate support activities, such as information technology and supply chain management, necessary to support the growth of our operations. The overall decrease in SG&A as a percentage of sales during the three-month period ended October 1, 2010 was primarily due to our significant increase in sales as we were able to leverage our SG&A percentage down.

Selling, general and administrative expenses, or SG&A, amounted to $394.7 million, or 2.8% of net sales, during the six-month period ended October 1, 2010, increasing $16.8 million from $377.9 million, or 3.3% of net sales, during the six-month period ended October 2, 2009. The increase in absolute dollars was primarily the result of an increase in corporate support activities, such as information technology and supply chain management, necessary to support the growth of our operations. The overall decrease in SG&A as a percentage of sales during the three-month period ended October 1, 2010 was primarily due to our significant increase in sales as we were able to leverage our SG&A percentage down.
Intangible amortization
Amortization of intangible assets during the three-month period ended October 1, 2010 decreased by $1.3 million to $21.4 million from $22.7 million during the three-month period ended October 2, 2009, primarily due to the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time and was partially offset by purchase accounting adjustments.
Amortization of intangible assets during the six-month period ended October 1, 2010 decreased by $6.6 million to $39.4 million from $46.0 million during the six-month period ended October 2, 2009, primarily due to the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time and was partially offset by purchase accounting adjustments.
Other charges, net
During the three-month and six-month periods ended October 2, 2009, we recognized charges totaling $92.0 million and $199.4 million, respectively, associated with the impairment of notes receivable from one affiliate, an equity investment in another affiliate, and the sale of our interest in one of our non-majority owned investments.
Interest and other expense, net
Interest and other expense, net was $22.8 million during the three-month period ended October 1, 2010 compared to $38.1 million during the three-month period ended October 2, 2009, a decrease of $15.3 million. The decrease in interest expense is the result of less debt outstanding during the period resulting from the approximate $240.0 million redemption of the 1% Convertible Subordinated Notes, and the $300.0 million redemption of the 6.5% Senior Subordinated Notes. Further reduction in interest expense was due to lower interest rates as a result of $400.0 million in fixed rate debt associated with interest rate swaps expiring and converting to variable rate debt, and a $1.7 million decrease in non-cash interest expense from the redemption of our Zero Coupon Convertible Junior Subordinated Notes in July 2009. This decrease in interest expense was partially offset by less interest income resulting from the reduction in other notes receivable that were sold during the third quarter of fiscal year 2010. In addition, during the three-month period ended October 1, 2010, we recognized a gain of approximately $13.5 million associated with the sale of an equity investment and a loss of approximately $11.7 million in connection with the divestiture of certain international entities.
Interest and other expense, net was $50.4 million during the six-month period ended October 1, 2010 compared to $75.0 million during the six-month period ended October 2, 2009, a decrease of $24.6 million. The decrease in interest expense is the result of less debt outstanding during the period resulting from the approximate $240.0 million redemption of the 1% Convertible Subordinated Notes, $400.0 million tender and redemption of the 6.5% Senior Subordinated Notes and the $100.0 million tender of the 6.25% Senior Subordinated Notes. Further reduction in interest expense was due to lower interest rates as a result of $400.0 million in fixed rate debt associated with interest rate swaps expiring and converting to variable rate debt, and a $6.0 million decrease in non-cash interest expense from the redemption of our Zero Coupon Convertible Junior Subordinated Notes in July 2009. This decrease in interest expense was partially offset by less interest income resulting from the reduction in other notes receivable that were sold during the third quarter of fiscal year 2010. In addition, during the six-month period ended October 1, 2010, we recognized a gain of approximately $18.6 million associated with the sale of an equity investment and a loss of approximately $11.7 million in connection with the divestiture of certain international entities.

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
LIQUIDITY AND CAPITAL RESOURCES
As of October 1, 2010, we had cash and cash equivalents of approximately $1.8 billion and bank and other borrowings of approximately $2.2 billion. We also have a $2.0 billion credit facility, under which we had $60.0 million in borrowings outstanding as of October 1, 2010, which is included in the $2.2 billion of borrowings above. As of October 1, 2010, we were in compliance with the covenants under the Company’s indentures and credit facilities.
Cash provided by operating activities amounted to $597.5 million during the six-month period ended October 1, 2010. This resulted primarily from $262.6 million of net income for the period before adjustments to include approximately $230.7 million of non-cash expenses for depreciation and amortization. Our working capital accounts decreased $69.4 million on a net basis, primarily due to increases in accounts payable of $1.2 billion, partially offset by increases in inventory of $768.1 million and accounts receivable of $448.5 million, as a result of higher sales and anticipated growth. Changes in our other working capital accounts netted to an additional increase in cash provided by working capital of $45.3 million.
Effective September 29, 2010, we amended our Global Asset-Backed Securitization program to provide for the sale our eligible receivables to a special purpose entity, which in turn sells all of the eligible receivables to an unaffiliated financial institution. Following the transfer of the receivables to a special purpose entity, the transferred receivables are isolated from the Company and its affiliates, and effective control of the transferred receivables is passed to the unaffiliated financial institution, which has the right to pledge or sell the receivables. As a result, although we still consolidate the special purpose entity, all of the receivables sold to the unaffiliated financial institution are removed from our Condensed Consolidated Balance Sheets. A portion of the purchase price for the receivables is paid by the unaffiliated financial institution in cash and the balance is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets, is recognized at fair value as part of the sale transaction and does not impact cash from operations.
Accounts receivable sold under our Global Asset-Backed Securitization program totaling $313.5 million were removed from our Condensed Consolidated Balance Sheet and our deferred purchase price receivable associated with the sale of $141.2 million was recorded in Other current assets in the Condensed Consolidated Balance Sheet. The balance of receivables sold for cash as of March 31, 2010, totaling $217.1 million, was recorded as accounts receivables and short-term bank borrowings in the opening balance sheet of fiscal 2011. Upon collection of these receivables the Company recorded cash from operations offset by repayments of bank borrowings from financing activities in the Condensed Consolidated Statements of Cash Flows during the six-month period ended October 1, 2010.
Accounts receivable sold under our North American Asset-Backed Securitization program totaling $323.6 million were removed from our Condensed Consolidated Balance Sheet and our deferred purchase price receivable associated with the sale of $112.9 million was recorded in Other current assets in the Condensed Consolidated Balance Sheet. In addition, we sold $225.3 million of accounts receivable under our accounts receivable factoring program which were removed from our Condensed Consolidated Balance Sheet. For further information see Note 8 in our Notes to Condensed Consolidated Financial Statements.

For the quarterly periods indicated, certain of management’s key liquidity metrics were as follows:

Three-Month Periods Ended
	October 1,	July 2,	March 31,	December 31,	October 2,
	2010	2010	2010	2009	2009

Days in trade accounts receivable	36 days	37 days	37 days	33 days	34 days
Days in inventory	45 days	46 days	46 days	40 days	44 days
Days in accounts payable	69 days	69 days	72 days	62 days	63 days
Days in trade accounts receivable was calculated as the average accounts receivable for the current and prior quarters divided by annualized sales for the current quarter by day. During the three-month period ended October 1, 2010, days in trade accounts receivable increased by two days to 36 days compared to the three-month period ended October 2, 2009. This increase in trade accounts receivable was primarily attributable to higher sales. Trade receivables used to calculate days in trade accounts receivable in the periods ended October 1, 2010 and July 2, 2010 excludes approximately $254.1 million and $111.2 million, respectively, of the deferred purchase price receivable from the Global and North American Asset-Backed Securitization programs which was recorded in Other current assets in the Condensed Consolidated Balance Sheet.
Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the current quarter by day. During the three-month period ended October 1, 2010, days in inventory increased one day compared to the three-month period ended October 2, 2009. The increase in days in inventory is primarily attributable to growth in inventory to accommodate higher anticipated sales.
Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the current quarter by day. During the three-month period ended October 1, 2010, days in accounts payable increased six days to 69 days compared to the three-month period ended October 2, 2009 primarily due to the increase in inventory as a result of anticipated growth.
Cash used by investing activities amounted to $211.1 million during the six-month period ended October 1, 2010. This resulted primarily from $221.7 million in capital expenditures for property and equipment, net of proceeds from the disposition of property and equipment, and was partially offset by proceeds related to the sale of an equity investment for $18.6 million.
Cash used in financing activities amounted to $545.3 million during the six-month period ended October 1, 2010. During the six-month period ended October 1, 2010, we paid approximately $299.9 million to repurchase 51.1 million of our ordinary shares, $240.0 million to redeem our 1% Convertible Subordinated Notes, and $217.1 million related to our Global Asset-Backed Securitization program in connection with the adoption of new accounting standards, effective April 1, 2010, and an amendment to the program effective September 29, 2010. Cash was provided by $180.0 million in borrowings from term loans entered into during the period and $60.0 million from our revolving lines of credit.
As of October 1, 2010, quarterly maturities of our bank borrowings and long-term debt were as follows:

	First	Second	Third	Fourth
Fiscal Year	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)
2011	—	—	$5,508	$4,709	$10,217
2012	$4,709	$4,667	4,667	4,667	18,710
2013	64,667	480,162	3,437	3,437	551,703
2014	3,437	177,937	305,079	2,907	489,360
2015	2,907	1,153,719	—	—	1,156,626
Thereafter (1)	—	—	—	—	5,336

Total					$2,231,952

(1)	Represents cumulative maturities for years subsequent to March 31, 2015.

We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase shares.
During September 2010, we entered into two new three-year term loan agreements with certain financial institutions based in Asia and borrowed $180.0 million in the aggregate. Borrowings under the term loans bear interest at LIBOR plus margins ranging between 2.15% and 2.30% and we paid a non-refundable fee of $1.4 million at the inception of one of the loans.
On August 2, 2010, we paid $240.0 million to redeem the entire principal amount of the 1% Convertible Subordinated Notes at par plus accrued interest. On the maturity date, our stock price was less than the conversion price, and therefore, no ordinary shares were issued in connection with the redemption. The redemption of the 1% Convertible Subordinated Notes was financed primarily by the Asia Term Loans discussed above and $60.0 million in borrowings under our $2.0 billion credit facility.
On each of May 26, 2010 and August 12, 2010, our Board of Directors authorized the repurchase of up to $200.0 million, for a combined total of $400.0 million, of our outstanding ordinary shares. During the six-month period ended October 1, 2010, we repurchased approximately 51.1 million shares at an aggregate purchase price of $299.9 million.
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
We may enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions, future growth and the refinancing of existing indebtedness. The sale or issuance of equity or convertible debt securities could result in dilution to current shareholders. Additionally, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations and could increase debt service obligations. This increased indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit our ability to access additional capital or execute our business strategy. Any downgrades in credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms.

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
OFF-BALANCE SHEET ARRANGEMENTS
At March 31, 2010, under our Global Asset-Backed Securitization program, we sold a designated pool of receivables to a third-party qualified special purpose entity, which in turn sold an undivided interest to an investment conduit administered by an unaffiliated financial institution. We participated in this securitization arrangement as an investor in the conduit. The fair value of our investment participation, together with our recourse obligation that approximated 5% of the total receivables sold, was approximately $135.4 million.
Effective September 29, 2010, the securitization agreement was amended to provide for the sale by the special purpose entity of 100% of the eligible receivables to an unaffiliated financial institution. We continuously sell a designated pool of trade receivables to the unaffiliated financial institution under this program, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold. The deferred purchase price receivable we retain serves as additional credit support to the financial institution and is recorded at its estimated fair value. The fair value of our deferred purchase price receivable was approximately $141.2 million as of October 1, 2010.
As a result of new accounting guidance effective April 1, 2010 and an amendment to our North American Asset-Backed Securitization program, 100% of the accounts receivable sold under this program are removed from our balance sheet. We continuously sell a designated pool of trade receivables to investment conduits administered by an unaffiliated financial institution under this program, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold. The deferred purchase price receivable we retain serves as additional credit support to the investment conduits and is recorded at its estimated fair value. The fair value of our deferred purchase price receivable was approximately $112.9 million as of October 1, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the six-month period ended October 1, 2010 as compared to the fiscal year ended March 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 1, 2010, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2010, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from July 3, 2010 through October 1, 2010.

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs (2)
July 3 - August 2, 2010	10,596,295	$6.09	10,596,295	$—
August 3 - September 2, 2010	18,611,560	5.35	18,611,560	100,056,782
September 3 - October 1, 2010	—	—	—	100,056,782

Total	29,207,855	5.62	29,207,855

(1)
During the period from July 3, 2010 through October 1, 2010 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	On each of May 26, 2010 and August 12, 2010, our Board of Directors authorized the repurchase of up to $200.0 million, for a combined total of $400.0 million, of our outstanding ordinary shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Exhibits — See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer (Principal Executive Officer)
Date: November 3, 2010

/s/ Paul Read
Paul Read
Chief Financial Officer (Principal Financial Officer)
Date: November 3, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01	Francois Barbier Offer Letter, dated as of July 1, 2010*
10.02	Francois Barbier Relocation Expenses Addendum, dated as of July 1, 2010**
10.03	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010***
10.04	2010 Flextronics International USA, Inc. Deferred Compensation Plan
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Extension Scheme Document****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****

*	Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.

**	Incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.

***	Incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.

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