Form 10-Q
period 2010-12-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2011-02-02
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2011

Ordinary Shares, No Par Value	760,012,116

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore
We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2010 and 2009, and of cash flows for the nine-month periods ended December 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 2, 2011

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2010	March 31, 2010
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,598,058	$1,927,556
Accounts receivable, net of allowance for doubtful accounts of $11,020 and $13,163 as of December 31, 2010 and March 31, 2010, respectively	2,509,095	2,438,950
Inventories	3,523,410	2,875,819
Other current assets	1,472,532	747,676

Total current assets	9,103,095	7,990,001
Property and equipment, net	2,142,041	2,118,576
Goodwill and other intangible assets, net	223,441	254,717
Other assets	235,740	279,258

Total assets	$11,704,317	$10,642,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$26,173	$266,551
Accounts payable	5,294,418	4,447,968
Accrued payroll	387,319	347,324
Other current liabilities	1,327,407	1,285,368

Total current liabilities	7,035,317	6,347,211
Long-term debt and capital lease obligations, net of current portion	2,204,353	1,990,258
Other liabilities	297,399	320,516
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 849,851,224 and 843,208,876 shares issued, and 759,134,386 and 813,429,154 outstanding as of December 31, 2010 and March 31, 2010, respectively	8,981,428	8,924,769
Treasury stock, at cost; 90,716,838 and 29,779,722 shares as of December 31, 2010 and March 31, 2010, respectively	(628,043)	(260,074)
Accumulated deficit	(6,203,839)	(6,664,723)
Accumulated other comprehensive income (loss)	17,702	(15,405)

Total shareholders’ equity	2,167,248	1,984,567

Total liabilities and shareholders’ equity	$11,704,317	$10,642,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$7,832,856	$6,556,137	$21,821,074	$18,170,577
Cost of sales	7,399,280	6,173,461	20,619,033	17,199,814
Restructuring charges	—	9,624	—	74,136

Gross profit	433,576	373,052	1,202,041	896,627
Selling, general and administrative expenses	215,070	205,614	609,742	583,551
Intangible amortization	16,571	21,440	56,000	67,484
Restructuring charges	—	162	—	13,079
Other charges, net	13,234	—	6,267	199,398
Interest and other expense, net	10,848	40,555	68,182	115,533

Income (loss) before income taxes	177,853	105,281	461,850	(82,418)
Provision for (benefit from) income taxes	(20,437)	12,411	966	(40,904)

Net income (loss)	$198,290	$92,870	$460,884	$(41,514)

Earnings (loss) per share:
Basic	$0.26	$0.11	$0.59	$(0.05)

Diluted	$0.26	$0.11	$0.58	$(0.05)

Weighted-average shares used in computing per share amounts:
Basic	762,387	812,367	783,128	811,302

Diluted	776,595	825,545	794,961	811,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31,
	2010	2009
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$460,884	$(41,514)
Depreciation, amortization and other impairment charges	352,063	586,392
Changes in working capital and other, net of acquisitions	(230,117)	204,830

Net cash provided by operating activities	582,830	749,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(400,922)	(156,147)
Proceeds from the disposition of property and equipment	73,554	35,748
Acquisition of businesses, net of cash acquired	(9,108)	(66,294)
Other investments and notes receivable, net	13,330	259,753

Net cash (used in) provided by investing activities	(323,146)	73,060

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	2,763,353	785,111
Repayments of bank borrowings, long-term debt and capital lease obligations	(2,700,913)	(997,001)
Payments for repurchase of long-term debt	(315,495)	(203,183)
Payments for repurchase of ordinary shares	(367,969)	—
Net proceeds from issuance of ordinary shares	14,804	4,559

Net cash used in financing activities	(606,220)	(410,514)

Effect of exchange rates on cash	17,038	7,730

Net (decrease) increase in cash and cash equivalents	(329,498)	419,984
Cash and cash equivalents, beginning of period	1,927,556	1,821,886

Cash and cash equivalents, end of period	$1,598,058	$2,241,870

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
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2010 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2011.
The first fiscal quarters ended on July 2, 2010 and July 3, 2009, respectively, and the second fiscal quarters ended on October 1, 2010 and October 2, 2009, respectively. The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year.

Inventories
The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	December 31, 2010	March 31, 2010
	(In thousands)
Raw materials	$2,307,817	$1,874,244
Work-in-progress	529,464	480,216
Finished goods	686,129	521,359

	$3,523,410	$2,875,819

Property and Equipment
Depreciation expense associated with property and equipment amounted to approximately $104.8 million and $296.1 million for the three-month and nine-month periods ended December 31, 2010, respectively, and $95.6 million and $281.5 million for the three-month and nine-month periods ended December 31, 2009, respectively.
Goodwill and Other Intangibles
The following table summarizes the activity in the Company’s goodwill account during the nine-month period ended December 31, 2010:

Amount
(In thousands)
Balance, beginning of the year, net of accumulated impairment of $5,949,977	$84,360
Acquisitions (1)	3,498
Purchase accounting adjustments (2)	1,170
Foreign currency translation adjustments	(214)

Balance, end of the period, net of accumulated impairment of $5,949,977	$88,814

(1)
Balance is attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. Refer to the discussion of the Company’s acquisitions in Note 11, “Business and Asset Acquisitions and Divestitures.”

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

The components of acquired intangible assets are as follows:

	As of December 31, 2010			As of March 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer-related	$482,467	$(374,689)	$107,778	$506,595	$(355,409)	$151,186
Licenses and other	55,393	(28,544)	26,849	54,792	(35,621)	19,171

Total	$537,860	$(403,233)	$134,627	$561,387	$(391,030)	$170,357

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. Total intangible amortization expense was $16.6 million and $56.0 million during the three-month and nine-month periods ended December 31, 2010, respectively, and $21.4 million and $67.5 million during the three-month and nine-month periods ended December 31, 2009, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2011 (1)	$16,161
2012	45,283
2013	31,234
2014	21,175
2015	11,291
Thereafter	9,483

Total amortization expense	$134,627

(1)	Represents estimated amortization for the three-month period ending March 31, 2011.
Other Current Assets / Other Assets
Other current assets includes approximately $821.4 million as of December 31, 2010 for the deferred purchase price receivable from our Global and North American Asset-Backed Securitization programs and approximately $135.4 million as of March 31, 2010 for the deferred purchase price receivable from the Global Asset-Backed Securitization program (see Note 8).
The Company has certain equity investments in non-publicly traded companies which are included within other assets in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2010 and March 31, 2010, the Company’s equity investments in these non-publicly traded companies totaled $33.7 million and $27.3 million, respectively. The Company monitors these investments for impairment and makes appropriate reductions in carrying values as required. Fair values of these investments, when required, are estimated using unobservable inputs, which are primarily discounted cash flow projections.
During the nine-month period ended December 31, 2010, the Company recognized a gain of approximately $18.6 million, associated with the sale of an equity investment that was previously fully impaired and is included in Other charges, net in the Condensed Consolidated Statement of Operations.
In August of 2009, the Company sold its interest in one of its non-majority owned investments and related note receivable for approximately $252.2 million, net of closing costs and recognized an impairment charge associated with the sale of $107.4 million during the three-month period ended July 3, 2009. During the three-month period ended October 2, 2009, the Company recognized charges totaling approximately $92.0 million associated with the impairment of notes receivable from one affiliate and an equity investment in another affiliate. Total impairment charges related to the Company’s equity investments and notes receivables for the nine-month period ended December 31, 2009 were approximately $199.4 million and are included in Other charges, net in the Condensed Consolidated Statements of Operations.
Provision for income taxes
The Company has tax loss carryforwards attributable to operations for which the Company has recognized deferred tax assets. The Company’s policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the three-month and nine-month periods ended December 31, 2010, the provision for income taxes includes a benefit of approximately $34.7 million as a result of the conclusion of a tax litigation matter. During the three-month and nine-month periods ended December 31, 2009, the provision for income taxes includes a benefit of approximately $11.3 million and $86.5 million, respectively, for the net change in the liability for unrecognized tax benefits and settlements in various tax jurisdictions.

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
Compensation expense for the Company’s stock options and unvested share bonus awards was as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cost of sales	$2,553	$2,712	$7,924	$7,727
Selling, general and administrative expenses	11,265	11,275	34,314	34,458

Total stock-based compensation expense	$13,818	$13,987	$42,238	$42,185

For the nine-month period ended December 31, 2010, the Company granted 1,107,628 stock options, at a weighted average fair value per option of $2.54. Total unrecognized compensation expense related to stock options is $34.7 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 1.4 years. As of December 31, 2010, total unrecognized compensation expense related to unvested share bonus awards is $72.6 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 2.5 years. Approximately $23.5 million of the unrecognized compensation cost is related to awards where vesting is contingent upon meeting both a service requirement and achievement of long-term performance goals. As of December 31, 2010, management believes achievement of these goals is probable for 322,500 of these awards and approximately $0.8 million of compensation expense related to the awards expected to vest is remaining to be recognized in fiscal year 2011.
The number of options outstanding and exercisable was 55.3 million and 33.0 million, respectively, as of December 31, 2010, at weighted average exercise prices of $7.37 and $9.09, respectively.

The following table summarizes share bonus award activity for the Company’s equity compensation plans during the nine-month period ended December 31, 2010:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested share bonus awards as of March 31, 2010	8,801,609	$10.31
Granted	8,469,875	6.93
Vested	(2,462,152)	10.94
Forfeited	(1,551,649)	10.12

Unvested share bonus awards as of December 31, 2010	13,257,683	$8.06

Of the 8.5 million share bonus awards granted during the nine-month period ended December 31, 2010, approximately 1.2 million represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting a certain market condition. The number of shares that ultimately will vest are based on a measurement of Flextronics’s total shareholder return against the Standard and Poor’s (“S&P”) 500 Composite Index. The actual number of shares issued can range from zero to 1.8 million. These awards vest over a period of four years, subject to achievement of total shareholder return levels relative to the S&P 500 Composite Index. The grant-date fair value of these awards was estimated to be $7.32 per share and was calculated using a Monte Carlo simulation.
4. EARNINGS PER SHARE
The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Basic earnings per share:
Net income (loss)	$198,290	$92,870	$460,884	$(41,514)
Shares used in computation:
Weighted-average ordinary shares outstanding	762,387	812,367	783,128	811,302

Basic earnings (loss) per share	$0.26	$0.11	$0.59	$(0.05)

Diluted earnings per share:
Net income (loss)	$198,290	$92,870	$460,884	$(41,514)
Shares used in computation:
Weighted-average ordinary shares outstanding	762,387	812,367	783,128	811,302
Weighted-average ordinary share equivalents from stock options and awards (1)	14,208	13,178	11,833	—
Weighted-average ordinary share equivalents from convertible notes (2)	—	—	—	—

Weighted-average ordinary shares and ordinary share equivalents outstanding	776,595	825,545	794,961	811,302

Diluted earnings (loss) per share	$0.26	$0.11	$0.58	$(0.05)

(1)
Ordinary share equivalents from stock options to purchase approximately 25.3 million and 25.7 million shares outstanding during the three-month and nine-month periods ended December 31, 2010, respectively, and 26.8 million and 42.7 million share outstanding during the three-month and nine-month periods ended December 31, 2009, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods. As a result of the Company’s net loss for the nine-month period ended December 31, 2009, ordinary share equivalents from approximately 7.9 million options and share bonus awards were excluded from the calculation of diluted earnings (loss) per share.

(2)
On August 2, 2010 the Company paid approximately $240.0 million to redeem its 1% Convertible Subordinated Notes upon maturity. The notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the conversion price) in stock. The conversion price was $15.525 per share (subject to certain adjustments). On the maturity date, the Company’s stock price was less than the conversion spread, and therefore no shares were issued. During the nine-month period ended December 31, 2010 and during the three-month and nine-month periods ended December 31, 2009, the conversion obligation was less than the principal portion of these notes and accordingly, no additional shares were included as ordinary share equivalents.

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

5. OTHER COMPREHENSIVE INCOME
The following table summarizes the components of other comprehensive income:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income (loss)	$198,290	$92,870	$460,884	$(41,514)
Other comprehensive income:
Foreign currency translation adjustment	(543)	(11,468)	13,966	16,461
Unrealized gain (loss) on derivative instruments and other income (loss)	(7,367)	4,645	19,141	18,633

Comprehensive income (loss)	$190,380	$86,047	$493,991	$(6,420)

6. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of	As of
	December 31, 2010	March 31, 2010
	(In thousands)
Short-term bank borrowings	$6,554	$6,688
1.00% convertible subordinated notes due August 2010	—	234,240
6.25% senior subordinated notes due November 2014	—	302,172
Term Loan Agreement, due in installments through October 2014	1,678,770	1,691,775
Term loan, due September 2013	49,500	—
Term loan, due September 2013	130,000	—
Outstanding under revolving lines of credit	360,000	—
Other	5,126	19,955

	2,229,950	2,254,830
Current portion	(25,905)	(265,954)

Non-current portion	$2,204,045	$1,988,876

As of December 31, 2010, there were $360.0 million in borrowings outstanding under the Company’s $2.0 billion credit facility, and the Company was in compliance with the covenants under this credit facility.
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
The term loan agreements are unsecured, and contain customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The term loan agreements also require the Company maintain a maximum ratio of total indebtedness to EBITDA during the terms of the agreements. As of December 31, 2010, the Company was in compliance with the covenants under these facilities.
Redemptions
During December 2010, the Company paid approximately $308.5 million to redeem the $302.2 million aggregate principal balance of the 6.25% Senior Subordinated Notes at a redemption price of 102.083% of the principal amount. The Company recognized a loss associated with the early redemption of the notes of approximately $13.2 million during the three-month and nine-month periods ended December 31, 2010, consisting of the redemption price premium of approximately $6.3 million, and approximately $6.9 million primarily for the write-off of the unamortized debt issuance costs. The loss is recorded in Other charges, net in the Condensed Consolidated Statement of Operations.
During August 2010, the Company paid $240.0 million to redeem the 1% Convertible Subordinated Notes at par upon maturity plus accrued interest. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of conversion value over the conversion price) in stock. The conversion price was $15.525 per share (subject to certain adjustments). On the maturity date, the Company’s stock price was less than the conversion price, and therefore no ordinary shares were issued.
Fair Values
As of December 31, 2010, the approximate fair value of the Company’s debt outstanding under its $1.7 billion Term Loan Agreement was 98.7% of the face values of the debt obligations, respectively, based on broker trading prices. The Company’s Asia Term Loans are not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximate those of the $1.7 billion Term Loan Agreement, management estimates the respective fair values would be approximately the same.
Interest Expense
During the three-month and nine-month periods ended December 31, 2010, the Company recognized interest expense of $21.4 million and $79.7 million, respectively, on its debt obligations outstanding during the period. During the three-month and nine-month periods ended December 31, 2009, the Company recognized interest expense of $36.7 million and $122.2 million, respectively, on its debt obligations.

7. FINANCIAL INSTRUMENTS
Foreign Currency Contracts
The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of December 31, 2010, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $2.7 billion as summarized below:

		Foreign	Notional
		Currency	Contract Value
Currency	Buy/Sell	Amount	in USD
		(In thousands)
Cash Flow Hedges
CNY	Buy	2,847,900	$431,454
EUR	Buy	29,717	39,363
EUR	Sell	23,586	31,968
HUF	Buy	14,241,000	67,359
MXN	Buy	1,467,100	118,389
MYR	Buy	422,200	136,922
SGD	Buy	65,200	50,500
Other	Buy	N/A	82,386

			958,341

Other Forward/Swap Contracts
BRL	Sell	77,800	46,615
CAD	Sell	58,382	58,055
EUR	Buy	260,547	345,293
EUR	Sell	300,304	398,006
GBP	Buy	23,433	36,226
GBP	Sell	19,672	30,383
HKD	Buy	241,613	31,047
HUF	Sell	7,094,800	33,558
JPY	Buy	4,430,642	54,145
JPY	Sell	2,819,418	34,236
MXN	Buy	630,260	50,859
MXN	Sell	388,500	31,350
SEK	Buy	1,800,202	264,469
SEK	Sell	664,683	97,674
Other	Buy	N/A	161,906
Other	Sell	N/A	49,559

			1,723,381

Total Notional Contract Value in USD			$2,681,722

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not treated as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Interest and other expense, net in the Condensed Consolidated Statement of Operations. As of December 31, 2010 and December 31, 2009, the amount recognized in earnings related to these contracts was not material. As of December 31, 2010 and March 31, 2010, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders’ equity in the Condensed Consolidated Balance Sheet, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred gains as of December 31, 2010 are expected to be recognized as a component of gross profit in the Condensed Consolidated Statement of Operations over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of Interest and other expense, net in the Condensed Consolidated Statement of Operations.

The following table presents the Company’s assets and liabilities related to foreign currency contracts measured at fair value on a recurring basis as of December 31, 2010, aggregated by level in the fair-value hierarchy within which those measurements fall:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency contracts	$—	$21,197	$—	$21,197

Liabilities:
Foreign currency contracts	—	(8,184)	—	(8,184)

Total:	$—	$13,013	$—	$13,013

There were no transfers between levels in the fair value hierarchy during the nine-month period ended December 31, 2010. The Company’s foreign currency forward contracts are measured on a recurring basis at fair value based on foreign currency spot and forward rates quoted by banks or foreign currency dealers.
The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at December 31, 2010:

	Fair Values of Derivative Information
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$15,957	Other current liabilities	$(2,410)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$5,240	Other current liabilities	$(5,774)
Interest Rate Swap Agreements
The Company was exposed to variability in cash flows associated with changes in short-term interest rates primarily on borrowings under its revolving credit facility and term loan agreement. Swap contracts that were outstanding during the nine-month period ended December 31, 2010, which were entered into during fiscal years 2009 and 2008 to mitigate the exposure to interest rate risk resulting from unfavorable changes in interest rates resulting from the term loan agreement, are summarized below:

Notional Amount	Fixed Interest	Interest Payment
(in millions)	Rate Payable	Received	Term	Expiration Date
Fiscal 2009 Contracts:
$100.0	1.00%	1-Month Libor	12 month	April 2010
Fiscal 2008 Contracts:
$250.0	3.61%	1-Month Libor	34 months	October 2010
$250.0	3.61%	1-Month Libor	34 months	October 2010
$175.0	3.60%	3-Month Libor	36 months	January 2011
$72.0	3.57%	3-Month Libor	36 months	January 2011
In April 2010, a $100.0 million swap, with a fixed interest rate of 1% expired. In October 2010, two swaps totaling $500.0 million with fixed interest rates of 3.61% expired. In January 2011, two swaps totaling $247.0 million with a weighted average fixed interest rate of 3.59% expired. The swap contracts provided for the receipt of interest payments at rates equal to the terms of the underlying borrowings outstanding under the term loan arrangement.
The Company’s interest rate swap agreements were accounted for as cash flow hedges, and there was no charge for ineffectiveness during the three-month and nine-month periods ended December 31, 2010 and December 31, 2009. For the three-month and nine-month periods ended December 31, 2010 and December 31, 2009, the net amount recorded as interest expense from these swaps was not material. As of December 31, 2010 and March 31, 2010, the fair value of the Company’s interest rate swaps was not material and is included in Other current liabilities in the Condensed Consolidated Balance Sheets, with a corresponding decrease in other comprehensive income. The deferred losses included in other comprehensive income were released through earnings as the Company made fixed, and received variable, interest payments over the term of the swaps.

8. TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and under an accounts receivable factoring program.
Global Asset-Backed Securitization Agreement
The Company continuously sells a designated pool of trade receivables to an affiliated special purpose entity, which in turn sells an undivided ownership interest to an unaffiliated financial institution. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 1.00% of serviced receivables per annum. Servicing fees recognized during the three-month and nine-month periods ended December 31, 2010 and December 31, 2009 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.
Effective April 1, 2010, the Company adopted two new accounting standards, the first of which removed the concept of a qualifying special purpose entity and created more stringent conditions for reporting the transfer of a financial asset as a sale. The second standard amended the consolidation guidance for determining the primary beneficiary of a variable interest entity. As a result of the adoption of the second standard, the Company is deemed the primary beneficiary of the special purpose entity to which the pool of trade receivables is sold and, as such, is required to consolidate the special purpose entity. Upon adoption of these standards, the balance of receivables sold for cash as of March 31, 2010, totaling $217.1 million, was recorded as accounts receivables and short-term bank borrowings in the opening balance sheet of fiscal 2011. Upon collection of these receivables the Company recorded cash from operations offset by repayments of bank borrowings from financing activities in the Condensed Consolidated Statements of Cash Flows during the nine-month period ended December 31, 2010.
Effective September 29, 2010, the securitization agreement was amended to provide for the sale by the special purpose entity of 100% of the eligible receivables to the unaffiliated financial institution. The investment limit with this financial institution is $300.0 million. Following the transfer of the receivables to the special purpose entity, the transferred receivables are isolated from the Company and its affiliates, and effective control of the transferred receivables is passed to the unaffiliated financial institution, which has the right to pledge or sell the receivables. As a result, although the Company still consolidates the special purpose entity, all of the receivables sold to the unaffiliated financial institution for cash are removed from the Condensed Consolidated Balance Sheet and the cash received is no longer accounted for as a secured borrowing. A portion of the purchase price for the receivables is paid by the unaffiliated financial institution in cash and the balance is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction.
As of December 31, 2010, $998.6 million in receivables were sold to this special purpose entity and the Company received approximately $300.0 million in net cash proceeds for the sales. The deferred purchase price receivable was approximately $698.6 million, and was recorded in Other current assets in the Condensed Consolidated Balance Sheets. The Company increased the number of sites participating in the program, which increased the amount of receivables sold during the quarter ended December 31, 2010, in anticipation of a second unaffiliated financial institution entering the program. However, the Company cannot predict if or when this second financial institution will enter the program. The deferred purchase price receivable was valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow, and due to its high credit quality and short maturity the fair value approximated book value. There were no transfers between levels in the fair value hierarchy during the nine-month period ended December 31, 2010. The accounts receivable balances sold under this agreement were removed from the Condensed Consolidated Balance Sheets and cash received from the sales were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The amount of the Company’s deferred purchase price receivable will vary depending on the conduit’s investment limitations, financing requirements of the Company and the amount and performance of receivables sold.

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
North American Asset-Backed Securitization Agreement
The Company continuously sells a designated pool of trade receivables to an affiliated special purpose entity, which in turn sells such receivables to an agent on behalf of two commercial paper conduits administered by unaffiliated financial institutions. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.50% per annum on the outstanding balance of the serviced receivables. Servicing fees recognized during the three-month and nine-month periods ended December 31, 2010 and December 31, 2009 were not material and were included in Interest and other expense, net within the Condensed Consolidated Statements of Operations. As the Company estimates that the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
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

A portion of the purchase price for the receivables is paid by the two commercial paper conduits in cash and the balance is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The Company sold $317.5 million of accounts receivable to the two commercial paper conduits as of December 31, 2010, and received approximately $194.0 million in net cash proceeds for the sales. The deferred purchase price receivable was approximately $122.8 million, and was recorded in Other current assets in the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow, and due to its high credit quality and short maturity the fair value approximated book value. There were no transfers between levels in the fair value hierarchy during the nine-month period ended December 31, 2010. The accounts receivable balances sold under this agreement were removed from the Condensed Consolidated Balance Sheets and cash received from the sales were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The amount of the Company’s deferred purchase price receivable will vary primarily depending on the financing requirements of the Company and the performance of the receivables sold.
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
Factored Accounts Receivable
Effective April 1, 2010, the Company amended its accounts receivable factoring program under which the Company sells accounts receivables in their entirety to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $127.9 million and $164.2 million as of December 31, 2010 and March 31, 2010, respectively. These receivables that were sold were removed from the Condensed Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows.
9. RESTRUCTURING CHARGES
The Company did not recognize restructuring charges during the three-month and nine-month periods ended December 31, 2010.
The Company recognized restructuring charges of approximately $9.8 million and $87.2 million during the three-month and nine-month periods ended December 31, 2009 as a part of its restructuring plans announced in March 2009 in order to rationalize the Company’s global manufacturing capacity and infrastructure as a result of weak macroeconomic conditions. The Company classified approximately $9.6 million and $74.1 million of these charges as a component of cost of sales during the three-month and nine-month periods ended December 31, 2009, respectively.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2010 for charges incurred in fiscal year 2010 and prior periods:

		Other
	Severance	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2010	$28,216	$36,029	$64,245
Cash payments for charges incurred in fiscal year 2010	(6,692)	(416)	(7,108)
Cash payments for charges incurred in fiscal year 2009 and prior	(2,333)	(4,535)	(6,868)

Balance as of July 2, 2010	19,191	31,078	50,269
Cash payments for charges incurred in fiscal year 2010	(1,136)	(389)	(1,525)
Cash payments for charges incurred in fiscal year 2009 and prior	(2,771)	(2,012)	(4,783)

Balance as of October 1, 2010	15,284	28,677	43,961
Cash payments for charges incurred in fiscal year 2010	(1,070)	(282)	(1,352)
Cash payments for charges incurred in fiscal year 2009 and prior	(1,844)	(3,579)	(5,423)

Balance as of December 31, 2010	12,370	24,816	37,186
Less: current portion (classified as other current liabilities)	(11,389)	(10,836)	(22,225)

Accrued restructuring costs, net of current portion (classified as other liabilities)	$981	$13,980	$14,961

As of December 31, 2010 and March 31, 2010, the remaining accrued balance for restructuring charges incurred during fiscal year 2010 were approximately $3.7 million and $13.7 million, respectively, the entire amount of which was classified as current. As of December 31, 2010 and March 31, 2010, the remaining accrued balance for restructuring charges incurred during fiscal years 2009 and prior were approximately $33.5 million and $50.6 million, respectively, of which approximately $15.0 million and $22.2 million, respectively, were classified as long-term obligations.
As of December 31, 2010 and March 31, 2010, assets that were no longer in use and held for sale, totaled approximately $33.7 million and $46.9 million, respectively, primarily representing manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. These assets are recorded at the lesser of carrying value or fair value, which is based on comparable sales from prevailing market data. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in Other current assets in the Condensed Consolidated Balance Sheets.
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
11. BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES
Business Acquisitions
During the nine-month period ended December 31, 2010, the Company completed three acquisitions that were not individually, nor in the aggregate, significant to the Company’s consolidated results of operations and financial position. The aggregate cash paid for these acquisitions totaled approximately $9.1 million, net of cash acquired.
During the nine-month period ended December 31, 2009, the Company paid approximately $66.3 million, net of cash acquired, for the contingent consideration, deferred purchase price payments related to four historical acquisitions, and payments for two completed acquisitions. The purchase price for certain historical acquisitions is subject to adjustments for contingent consideration and generally has not been recorded as part of the purchase price, pending the outcome of the contingency.

Divestitures
During the nine-month period ended December 31, 2010, the Company recognized a loss of approximately $11.7 million in connection with the sale of certain international entities and is recorded in Other charges, net, in the Condensed Consolidated Statement of Operations. The results for these entities were not significant for any period presented.
12. SHARE REPURCHASE PLAN
On each of May 26, 2010 and August 12, 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million, for a combined total of $400.0 million, of the Company’s outstanding ordinary shares. Following shareholder approval at the Company’s 2010 Extraordinary General Meeting on July 23, 2010, the number of shares authorized for repurchase under the Share Purchase Mandate is approximately 78.5 million shares (representing 10% of the outstanding shares on the date of the 2010 Extraordinary General Meeting). The Company may not exceed in the aggregate the $400.0 million repurchase authorized by the Board in May and August without further Board action. Share repurchases will be made in the open market at such times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. During the three-month and nine-month periods ended December 31, 2010, the Company repurchased approximately 9.8 million shares and 60.9 million shares, respectively, under these plans for an aggregate purchase price of $68.1 million and $368.0 million, respectively.

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
We are one of the world’s largest EMS providers, with revenues of $7.8 billion and $21.8 billion during the three-month and nine-month periods ended December 31, 2010, and $24.1 billion in fiscal year 2010. As of March 31, 2010, our total manufacturing capacity was approximately 26.6 million square feet. We help customers design, build, ship and service electronics products through a network of facilities in 30 countries across four continents. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
Net sales:	2010	2009	2010	2009
	(In thousands)
China	$3,210,314	$2,349,114	$8,405,253	$6,252,165
Mexico	1,151,892	955,851	3,234,543	2,665,940
U.S.	722,204	800,589	2,304,114	2,531,425
Malaysia	655,263	720,369	1,982,373	1,808,453
Hungary	627,338	480,594	1,759,078	1,197,865
Other	1,465,845	1,249,620	4,135,713	3,714,729

	$7,832,856	$6,556,137	$21,821,074	$18,170,577

	As of	As of
Property and equipment, net:	December 31, 2010	March 31, 2010
	(In thousands)
China	$911,401	$879,440
Mexico	349,312	361,492
Hungary	157,092	154,759
U.S.	147,977	165,029
Malaysia	144,764	131,606
Other	431,495	426,250

	$2,142,041	$2,118,576

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
We procure a wide assortment of materials, including electronic components, plastics and metals. We experienced shortages of numerous commodity components, such as capacitors, connectors, semiconductor and power components, during the first quarter ended July 2, 2010. These shortages began to abate during our second fiscal quarter, and have normalized by the end of our third fiscal quarter.

We have experienced significant volume increases in our component product solution services throughout this fiscal year. As a result of this steep growth and other challenges faced by our component product solution services, our aggregate results for these services have been performing at below optimal levels. Our manufacturing efficiencies and production yields continued to improve and during the quarter ended December 31, 2010 our component product solution services made progress reducing their aggregate operating losses. We are encouraged by the increased demand for these product solutions and the successful achievement of acceptance in the market, and we remain intensely focused on further improving our manufacturing efficiencies and thus our future margins and profitability. Our component product solution services, on a combined basis, were less than 10% of our consolidated revenue for the quarter and year-to-date periods ended December 31, 2010.
Our cash provided by operations decreased approximately $166.9 million to $582.8 million for the nine-month period ended December 31, 2010 as compared with $749.7 million for the nine-month period ended December 31, 2009. As discussed further in Liquidity and Capital Resources below, our cash provided by working capital decreased primarily as a result of increases in our accounts receivable and inventory, partially offset by increases in accounts payable and other current liabilities as a result of higher sales and anticipated growth. We define net working capital as accounts receivable plus the deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable. Our net working capital as a percentage of annualized sales was approximately 5% for the quarter ended December 31, 2010 and is consistent with our last four quarter range of approximately 3% to 5% of annualized sales. Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $255.5 million for the nine-month period ended December 31, 2010. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Effective September 29, 2010 we amended our Global Asset-Backed Securitization program and, as a result, all of the receivables sold to an unaffiliated financial institution for cash are removed from our Condensed Consolidated Balance Sheets and cash received from the sale of the accounts receivables is no longer accounted for as a secured borrowing.
Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design, manufacturing, and logistics requirements. We have seen an increase in the penetration of the global OEM manufacturing requirements since the 2001 – 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. In the second half of fiscal 2009, we experienced dramatically deteriorating macroeconomic conditions and demand for our customers’ products slowed in all of the industries we served. This global economic crisis, and related decline in demand for our customers’ products, put pressure on certain of our OEM customers’ cost structures and caused them to reduce their manufacturing and supply chain outsourcing requirements. Beginning in the second half of fiscal year 2010, we began seeing some positive signs that demand for our OEM customers’ end products was improving, and this trend of accelerated revenue continued through the quarter ended December 31, 2010. We believe the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services remains strong.
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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.5	94.2	94.5	94.7
Restructuring charges	—	0.1	—	0.4

Gross profit	5.5	5.7	5.5	4.9
Selling, general and administrative expenses	2.8	3.1	2.8	3.2
Intangible amortization	0.2	0.4	0.3	0.3
Restructuring charges	—	—	—	0.1
Other charges, net	0.2	—	—	1.1
Interest and other expense, net	0.1	0.6	0.3	0.6

Income (loss) before income taxes	2.2	1.6	2.1	(0.4)
Provision for (benefit from) income taxes	(0.3)	0.2	—	(0.2)

Net income (loss)	2.5%	1.4%	2.1%	(0.2)%

Net sales
Net sales during the three-month period ended December 31, 2010 totaled $7.8 billion, representing an increase of approximately $1.2 billion, or 19%, from $6.6 billion during the three-month period ended December 31, 2009, primarily due to an improved macroeconomic environment and market share gains as we recognized increased sales from many of our major customers. Sales increased across all of the markets we serve, consisting of: (i) $369.8 million in the infrastructure market, (ii) $312.6 million in the consumer digital market, (iii) $280.1 million in the mobile communications market, (iv) $239.1 million in the industrial, automotive, medical and other markets, and (v) $75.1 million in the computing market. Net sales increased across all of the geographic regions we serve including increases of $768.8 million in Asia, $267.8 million in Europe, and $240.1 million in the Americas.
Net sales during the nine-month period ended December 31, 2010 totaled $21.8 billion, representing an increase of $3.6 billion, or 20%, from $18.2 billion during the nine-month period ended December 31, 2009, primarily due to an improved macroeconomic environment and market share gains as we recognized increased sales from many of our major customers. Sales increased across all of the markets we serve, consisting of: (i) $1.1 billion in the industrial, automotive, medical and other markets, (ii) $846.6 million in the mobile communications market, (iii) $690.1 million in the infrastructure market, (iv) $586.7 million in the consumer digital market, and (v) $459.4 million in the computing market. Net sales increased across all of the geographic regions we serve including increases of $2.4 billion in Asia, $752.5 million in Europe, and $521.5 million in the Americas.
The following table sets forth net sales by market:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31,		December 31,
Market:	2010	2009	2010	2009
	(In thousands)
Infrastructure	$2,117,754	$1,747,977	$5,943,987	$5,253,847
Mobile	1,693,535	1,413,465	4,549,677	3,703,045
Industrial, Automotive, Medical and Other	1,420,116	1,180,977	4,344,145	3,276,489
Computing	1,402,791	1,327,657	3,999,030	3,539,635
Consumer digital	1,198,660	886,061	2,984,235	2,397,561

	$7,832,856	$6,556,137	$21,821,074	$18,170,577

Our ten largest customers during the three-month and nine-month periods ended December 31, 2010 accounted for approximately 55% and 52% of net sales, respectively, with Research In Motion accounting for greater than 10% of our net sales in both periods. Our ten largest customers during the three-month and nine-month periods ended December 31, 2009 accounted for approximately 49% and 47% of net sales in each period, respectively, with Hewlett Packard accounting for greater than 10% of our net sales for both periods.

Gross profit
Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, product manufacturing yields, capacity utilization and the expansion and consolidation of manufacturing facilities. Gross profit during the three-month period ended December 31, 2010 increased $60.5 million to $433.6 million, or 5.5% of net sales, from $373.1 million, or 5.7% of net sales, during the three-month period ended December 31, 2009. The decrease in gross margin was primarily attributable to the realization in the prior year of a reduction to cost of sales of $26.3 million as a result of revised estimates related to the recovery of Nortel claims, offset in part by improved capacity utilization resulting from the 19% increase in revenues in the three-month period ended December 31, 2010.
Gross profit during the nine-month period ended December 31, 2010 increased $305.4 million to $1.2 billion, or 5.5% of net sales, from $896.6 million, or 4.9% of net sales, during the nine-month period ended December 31, 2009. The increase in gross margin was primarily attributable to increased demand resulting in improved capacity utilization driven by the 20% increase in our revenues, and in part, due to the completion of our restructuring activities and there being no restructuring costs for the nine-month period ended December 31, 2010 versus restructuring costs of $74.1 million for the nine-month period ended December 31, 2009.
Restructuring charges
We did not incur restructuring charges during the three-month and nine-month periods ended December 31, 2010 and have completed essentially all activities associated with previously announced plans. We recognized approximately $9.8 million and $87.2 million during the three-month and nine-month periods ended December 31, 2009, respectively, in connection with our restructuring plans announced in March 2009 to rationalize our global manufacturing capacity and infrastructure as a result of weak macroeconomic conditions. Our restructuring activities improved our operational efficiencies by reducing excess workforce and capacity. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and costs associated with the exit of certain contractual arrangements due to facility closures. As of December 31, 2010, there have been no changes to these plans. See Note 9, “Restructuring Charges” in the Notes to the Condensed Consolidated Financial Statements for a summary of the current quarter payments and remaining accrued balance as of December 31, 2010 for charges incurred in fiscal year 2010 and prior periods. The cost reductions associated with the restructuring activities, primarily reduced wages and benefits due to employee terminations, decreased depreciation expense resulting from equipment impairments and reduced costs associated with leased equipment and buildings have been achieved as anticipated. The overall impact on future operating results and cash flows from these restructuring activities is difficult to measure as there are offsetting reductions in revenues at affected locations as well as increases in certain costs at other locations related to transition activities for transferred programs or increased production ramp up costs. We do not separately track all of the interrelated components of these activities.
Refer to Note 9, “Restructuring Charges,” of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses, or SG&A, amounted to $215.1 million, or 2.8% of net sales, during the three-month period ended December 31, 2010, increasing $9.5 million from $205.6 million, or 3.1% of net sales, during the three-month period ended December 31, 2009. The increase in absolute dollars was primarily the result of an increase in discretionary investments in design and engineering resources as well as other general infrastructure costs necessary to support the growth of our operations. The overall decrease in SG&A as a percentage of sales during the three-month period ended December 31, 2010 was primarily due to our significant increase in sales as we were able to leverage our SG&A percentage down.

Selling, general and administrative expenses, or SG&A, amounted to $609.7 million, or 2.8% of net sales, during the nine-month period ended December 31, 2010, increasing $26.1 million from $583.6 million, or 3.2% of net sales, during the nine-month period ended December 31, 2009. The increase in absolute dollars was primarily the result of an increase in discretionary investments in design and engineering resources as well as other general infrastructure costs necessary to support the growth of our operations. The overall decrease in SG&A as a percentage of sales during the nine-month period ended December 31, 2010 was primarily due to our significant increase in sales as we were able to leverage our SG&A percentage down.
Intangible amortization
Amortization of intangible assets during the three-month period ended December 31, 2010 decreased by $4.8 million to $16.6 million from $21.4 million during the three-month period ended December 31, 2009, primarily due to certain assets becoming fully amortized and the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.
Amortization of intangible assets during the nine-month period ended December 31, 2010 decreased by $11.5 million to $56.0 million from $67.5 million during the nine-month period ended December 31, 2009, primarily due to certain assets becoming fully amortized and the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.
Other charges, net
During the three-month period ended December 31, 2010, we recognized a loss associated with the early redemption of the 6.25% Senior Subordinated Notes of approximately $13.2 million. During the nine-month period ended December 31, 2010, we recognized charges totaling $6.3 million, consisting of the $13.2 million loss associated with the early redemption of the 6.25% Senior Subordinated Notes, an $11.7 million loss in connection with the divestiture of certain international entities, partially offset by a gain of $18.6 million associated with the sale of an equity investment that was previously fully impaired.
During the nine-month period ended December 31, 2009, we recognized charges totaling $199.4 million, associated with the impairment of notes receivable from one affiliate, an equity investment in another affiliate, and the sale of our interest in one of our non-majority owned investments.
Interest and other expense, net
Interest and other expense, net was $10.8 million during the three-month period ended December 31, 2010 compared to $40.6 million during the three-month period ended December 31, 2009, a decrease of $29.8 million. The decrease in interest expense is the result of less debt outstanding during the period resulting from the approximate $240.0 million redemption of the 1% Convertible Subordinated Notes, the $300.0 million redemption of the 6.5% Senior Subordinated Notes and the $302.2 million redemption of the 6.25% Senior Subordinated Notes. Further reduction in interest expense was due to lower interest rates as a result of $900.0 million in fixed rate debt associated with interest rate swaps expiring and converting to variable rate debt, and a $3.9 million decrease in non-cash interest expense from the redemption of our 1% Convertible Subordinated Notes in August 2010. This decrease in interest expense was partially offset by interest expense on $360.0 million borrowed under our revolving lines of credit and $179.5 million borrowed under our Asia term loans during the three-month period ended December 31, 2010. In addition, we recognized approximately $12.9 million of income during the three-month period ended December 31, 2010 from foreign exchange gains.
Interest and other expense, net was $68.2 million during the nine-month period ended December 31, 2010 compared to $115.5 million during the nine-month period ended December 31, 2009, a decrease of $47.3 million. The decrease in interest expense is the result of less debt outstanding during the period resulting from the approximate $240.0 million redemption of the 1% Convertible Subordinated Notes, $400.0 million tender and redemption of the 6.5% Senior Subordinated Notes, and the $402.1 million tender and redemption of the 6.25% Senior Subordinated Notes. Further reduction in interest expense was due to lower interest rates as a result of $900.0 million in fixed rate debt associated with interest rate swaps expiring and converting to variable rate debt, and a $11.8 million decrease in non-cash interest expense from the redemptions of our Zero Coupon Convertible Junior Subordinated Notes

in July 2009 and our 1% Convertible Subordinated Notes in August 2010. This decrease in interest expense was partially offset by interest expense on $360.0 million borrowed under our revolving lines of credit, $179.5 million borrowed under our Asia term loans and less interest income resulting from the reduction in other notes receivable that were sold during the nine-month period ended December 31, 2009. In addition, we recognized approximately $21.4 million of income during the nine-month period ended December 31, 2010 from foreign exchange gains.
Income taxes
Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 8, “Income Taxes,” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for further discussion.
We have tax loss carryforwards attributable to operations for which we have recognized deferred tax assets. Our policy is to provide a reserve against those deferred tax assets that in management’s estimate are not more likely than not to be realized. During the nine-month period ended December 31, 2010, the provision for income taxes includes a benefit of approximately $34.7 million as a result of the conclusion of a tax litigation matter. During the nine-month period ended December 31, 2009, the provision for income taxes includes a benefit of approximately $86.5 million for the net change in the liability for unrecognized tax benefits as a result of settlements in various tax jurisdictions.
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
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2010, we had cash and cash equivalents of approximately $1.6 billion and bank and other borrowings of approximately $2.2 billion. We also have a $2.0 billion credit facility, under which we had $360.0 million in borrowings outstanding as of December 31, 2010, which is included in the $2.2 billion of borrowings above. As of December 31, 2010, we were in compliance with the covenants under the Company’s credit facilities.
Cash provided by operating activities amounted to $582.8 million during the nine-month period ended December 31, 2010. This resulted primarily from $460.9 million of net income for the period before adjustments to include approximately $352.1 million of non-cash expenses for depreciation and amortization. Our working capital accounts increased $237.1 million on a net basis, primarily due to higher sales and anticipated growth resulting in increases in accounts receivable of $548.9 million and inventory of $652.7 million, partially offset by increases in accounts payable of $861.6 million and other current liabilities of $106.8 million.
Effective September 29, 2010, we amended our Global Asset-Backed Securitization program to provide for the sale of eligible receivables to a special purpose entity, which in turn sells all of the eligible receivables to an unaffiliated financial institution. Following the transfer of the receivables to a special purpose entity, the transferred receivables are isolated from the Company and its affiliates, and effective control of the transferred receivables is passed to the unaffiliated financial institution, which has the right to pledge or sell the receivables. As a result, although we still consolidate the special purpose entity, all of the receivables sold to the unaffiliated financial institution for cash are removed from our Condensed Consolidated Balance Sheets. A portion of the purchase price for the receivables is paid by the unaffiliated financial institution in cash and the balance is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets, is recognized at fair value as part of the sale transaction and does not impact cash from operations.

Accounts receivable sold under our Global Asset-Backed Securitization program totaling $998.6 million were removed from our Condensed Consolidated Balance Sheet. We received approximately $300.0 million in cash from the sales and our deferred purchase price receivable was approximately $698.6 million and was recorded in Other current assets in the Condensed Consolidated Balance Sheet. In anticipation of adding a second unaffiliated financial institution to the program, during the quarter ended December 31, 2010, we increased the number of sites participating in the program, which increased the amount of receivables sold. However, we cannot predict if or when this second financial institution will enter the program.
The balance of receivables sold for cash as of March 31, 2010, totaling $217.1 million, was recorded as accounts receivables and short-term bank borrowings in the opening balance sheet of fiscal 2011. Upon collection of these receivables the Company recorded cash from operations offset by repayments of bank borrowings from financing activities in the Condensed Consolidated Statements of Cash Flows during the nine-month period ended December 31, 2010.
Accounts receivable sold under our North American Asset-Backed Securitization program totaling $317.5 million were removed from our Condensed Consolidated Balance Sheet. We received approximately $194.0 million in cash from the sales and our deferred purchase price receivable was approximately $122.8 million and was recorded in Other current assets in the Condensed Consolidated Balance Sheet. In addition, we sold $127.9 million of accounts receivable under our accounts receivable factoring program which were removed from our Condensed Consolidated Balance Sheet. For further information see Note 8 in our Notes to Condensed Consolidated Financial Statements.
For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	December 31,	October 1,	July 2,	March 31,	December 31,
	2010	2010	2010	2010	2009

Days in trade accounts receivable	38 days	38 days	39 days	40 days	36 days
Days in inventory	44 days	45 days	46 days	46 days	40 days
Days in accounts payable	68 days	69 days	69 days	72 days	62 days
Days in trade accounts receivable was calculated as the average accounts receivable for the current and prior quarters divided by annualized sales for the current quarter by day. During the three-month period ended December 31, 2010, days in trade accounts receivable increased by two days to 38 days compared to the three-month period ended December 31, 2009 primarily due to higher sales. Due to the increase in the deferred purchase price receivables from our Global and North American Asset-Backed Securitization programs, we changed our methodology for calculating days in trade receivables to include the deferred purchase price receivables in trade receivables. Deferred purchase price receivables included in trade receivables were $821.4 million, $254.1 million, $111.2 million, $135.4 million and $278.0 million for the quarters ended December 31, 2010, October 1, 2010, July 2, 2010, March 31, 2010 and December 31, 2009, respectively. Deferred purchase price receivables were recorded in Other current assets in the Condensed Consolidated Balance Sheets.
Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the current quarter by day. During the three-month period ended December 31, 2010, days in inventory increased four days compared to the three-month period ended December 31, 2009. The increase in days in inventory is primarily attributable to growth in inventory to accommodate higher anticipated sales.
Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the current quarter by day. During the three-month period ended December 31, 2010, days in accounts payable increased six days to 68 days compared to the three-month period ended December 31, 2009 primarily due to the increase in inventory as a result of anticipated higher sales volume.
Cash used by investing activities amounted to $323.1 million during the nine-month period ended December 31, 2010. This resulted primarily from $327.4 million in capital expenditures for property and equipment, net of proceeds from the disposition of property and equipment, $9.7 million of deferred purchase price payments related to certain historical acquisitions and for three acquisitions completed during the nine-month period ended December 31, 2010, and was partially offset by proceeds related to the sale of an equity investment for $18.6 million.

Cash used in financing activities amounted to $606.2 million during the nine-month period ended December 31, 2010. During the nine-month period ended December 31, 2010, we paid approximately $368.0 million to repurchase 60.9 million of our ordinary shares, $240.0 million to redeem our 1% Convertible Subordinated Notes, $308.5 million to redeem our 6.25% Senior Subordinated Notes and $217.1 million related to our Global Asset-Backed Securitization program in connection with the adoption of new accounting standards, effective April 1, 2010, and an amendment to the program effective September 29, 2010. Cash was provided by $179.5 million in borrowings from term loans entered into during the nine-month period ended December 31, 2010 and $360.0 million from our revolving lines of credit.
As of December 31, 2010, quarterly maturities of our bank borrowings and long-term debt were as follows:

	First	Second	Third	Fourth
Fiscal Year	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)
2011	—	—	—	$11,400	$11,400
2012	$4,835	$4,835	$4,835	4,667	19,172
2013	364,667	480,162	3,437	3,437	851,703
2014	3,437	177,437	2,907	2,907	186,688
2015	2,907	1,152,965	—	—	1,155,872
Thereafter (1)	—	—	—	—	5,115

Total					$2,229,950

(1)	Represents cumulative maturities for years subsequent to March 31, 2015.
We continue to assess our capital structure, and evaluate the merits of redeploying available cash to reduce existing debt or repurchase shares.
During December 2010, we paid $308.5 million to redeem the aggregate principal balance and redemption premium of our 6.25% Senior Subordinated Notes plus accrued interest. The redemption of these notes was financed primarily by borrowings under our $2.0 billion credit facility.
During September 2010, we entered into two new three-year term loan agreements with certain financial institutions based in Asia and borrowed $180.0 million in the aggregate. Borrowings under the term loans bear interest at LIBOR plus margins ranging between 2.15% and 2.30% and we paid a non-refundable fee of $1.4 million at the inception of one of the loans.
During August 2010, we paid $240.0 million to redeem the entire principal amount of the 1% Convertible Subordinated Notes at par plus accrued interest. On the maturity date, our stock price was less than the conversion price, and therefore, no ordinary shares were issued in connection with the redemption. The redemption of the 1% Convertible Subordinated Notes was financed primarily by the Asia Term Loans discussed above and $60.0 million in borrowings under our $2.0 billion revolver credit facility.
On each of May 26, 2010 and August 12, 2010, our Board of Directors authorized the repurchase of up to $200.0 million, for a combined total of $400.0 million, of our outstanding ordinary shares. During the nine-month period ended December 31, 2010, we repurchased approximately 60.9 million shares at an aggregate purchase price of $368.0 million.
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

Future liquidity needs will depend on fluctuations in levels of our working capital requirements, the maturity profile of our existing debt, the timing of capital expenditures for new equipment and facilities, the extent to which we utilize operating leases for new facilities and equipment and levels of shipments and changes in volumes of customer orders.
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
Effective September 29, 2010, the securitization agreement was amended to provide for the sale by the special purpose entity of 100% of the eligible receivables to an unaffiliated financial institution. We continuously sell a designated pool of trade receivables to the unaffiliated financial institution under this program, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold. The deferred purchase price receivable we retain serves as additional credit support to the financial institution and is recorded at its estimated fair value. The fair value of our deferred purchase price receivable was approximately $698.6 million as of December 31, 2010.
As a result of new accounting guidance effective April 1, 2010 and an amendment to our North American Asset-Backed Securitization program, 100% of the accounts receivable sold under this program are removed from our balance sheet. We continuously sell a designated pool of trade receivables to investment conduits administered by an unaffiliated financial institution under this program, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold. The deferred purchase price receivable we retain serves as additional credit support to the investment conduits and is recorded at its estimated fair value. The fair value of our deferred purchase price receivable was approximately $122.8 million as of December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2010 as compared to the fiscal year ended March 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2010, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from October 2, 2010 through December 31, 2010.

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs (2)
October 2 – November 1, 2010	—	$—	—	$100,056,782
November 2 – December 1, 2010	9,831,766	6.92	9,831,766	32,030,597
December 2 – December 31, 2010	—	—	—	32,030,597

Total	9,831,766	6.92	9,831,766

(1)
During the period from October 2, 2010 through December 31, 2010 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

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

FLEXTRONICS INTERNATIONAL LTD. (Registrant)
/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer (Principal Executive Officer)
Date: February 2, 2011

/s/ Paul Read
Paul Read
Chief Financial Officer (Principal Financial Officer)
Date: February 2, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit

15.01	Letter in lieu of consent of Deloitte & Touche LLP.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Scheme Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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