Form 10-K
period 2011-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2011-05-23
CIK 866374

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23354

FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)
2 Changi South Lane, Singapore (Address of registrant's principal executive offices)	486123 (Zip Code)

Registrant's telephone number, including area code
 (65) 6890 7188

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, No Par Value	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

          Securities registered pursuant to Section 12(g) of the Act—NONE

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of October 1, 2010, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $4.6 billion based upon the closing sale price as reported on the NASDAQ Stock Market LLC (NASDAQ Global Select Market).

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011
Ordinary Shares, No Par Value	757,990,826

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2011 Annual General Meeting of Shareholders	Part III

PART I
FORWARD-LOOKING STATEMENTS

        Unless otherwise specifically stated, references in this report to "Flextronics," "the Company," "we," "us," "our" and similar terms mean Flextronics International Ltd. and its subsidiaries.

        Except for historical information contained herein, certain matters included in this annual report on Form 10-K are, or may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "will," "may," "designed to," "believe," "should," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, "Business," and under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.    BUSINESS

OVERVIEW

        We are a leading global provider of vertically-integrated advanced design and electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the following markets:

  •
  Infrastructure, which includes data networking, telecom infrastructure, such as base stations based on multiple technologies including GSM, CDMA, and LTE, core routers and switches, optical and optical network terminal equipment, communications and smart grid equipment, video teleconferencing equipment, and connected home products, such as wireless routers, set-top boxes, femtocells, and DSL/cable modems;

  •
  Mobile communication devices, which includes handsets operating on a number of different platforms such as GSM, CDMA, TDMA and WCDMA;

  •
  Computing, which includes products such as all-in-one PC desktops, notebook and netbook computers, tablets, enterprise storage devices and servers;

  •
  Consumer digital devices, which includes products such as home entertainment equipment, game consoles, game peripherals, printers, copiers and cameras;

  •
  Industrial, Semiconductor Capital Equipment, Clean Technology, Aerospace and Defense, and White Goods, which includes products such as home appliances, industrial meters, in-flight entertainment, robotics, bar code readers, self-service kiosks, solar and wind energy market equipment and test equipment;

  •
  Automotive and Marine, which includes products such as navigation instruments, radar components, electric vehicles, and instrument panel and radio components; and

  •
  Medical devices, which includes products such as drug delivery, diagnostic, telemedicine, medical equipment and disposable medical devices.

        We are one of the world's largest EMS providers, with revenue of $28.7 billion in fiscal year 2011. As of March 31, 2011, our total manufacturing capacity was approximately 25.1 million square feet. We design, build, ship and service electronics products for our customers through a network of facilities in 30 countries across four continents. In fiscal year 2011, our sales in Asia, the Americas and Europe represented 52%, 29% and 19% of our total net sales, respectively, based on the location of the manufacturing site. We have established an extensive network of manufacturing facilities in the world's major electronics markets (Asia, the Americas and Europe) in order to serve the outsourcing needs of both multinational and regional OEMs.

        Our portfolio of customers consists of many of the technology industry's leaders, including Alcatel-Lucent, Applied Materials, Cisco Systems, Dell, Ericsson, Hewlett-Packard, Huawei, Johnson and Johnson, Lenovo, Microsoft, Research in Motion and Xerox.

        We are a globally-recognized leading provider of end-to-end, vertically-integrated global supply chain services through which we design, build, ship and service a complete packaged product for our customers worldwide. These vertically-integrated services increase customer competitiveness by delivering improved product quality, leading manufacturability, improved performance, faster time-to-market and reduced costs. Our OEM customers leverage our services to meet their requirements throughout their products' entire life cycles. The services we offer across all the markets we serve include:

  •
  Design and Engineering Services;

  •
  Original Design Manufacturing ("ODM") Services;

  •
  Components Design and Manufacturing;

  •
  Systems Assembly and Manufacturing;

  •
  Printed Circuit Board and Flexible Circuit Fabrication;

  •
  Logistics; and

  •
  After Sales Services.

        We believe that the combination of our extensive design and engineering services, significant scale and global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial parks in low-cost geographic areas and operational track record provide us with a competitive advantage in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs. Through these services and facilities, we offer our OEM customers the ability to simplify their global product development, their manufacturing process, and their after sales services; and enable them to achieve meaningful time to market and cost savings.

        Our business has been subject to seasonality primarily due to our mobile devices market and our consumer devices market, which historically exhibit particular strength toward the end of the calendar year in connection with the holiday season.

INDUSTRY OVERVIEW

        Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design, manufacturing, and distribution requirements. We have seen an increase in penetration of global OEM manufacturing requirements since the 2001 - 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. Due to the global economic crisis, which began in late calendar year 2007 and continued through the end of our fiscal year 2010, many of our OEM customers reduced their manufacturing and supply chain outsourcing which negatively impacted our business. Beginning in the second half of our fiscal year 2010, we began seeing some positive signs that demand for our OEM customers' end products was improving, and this trend continued through the end of our 2011 fiscal year. We believe the EMS industry is firmly recovering from the last macroeconomic downturn and growth of the overall EMS industry for calendar 2010 is estimated to have been greater than 20%. We are currently analyzing the impacts on our industry related to the recent Japan earthquake and tsunami as many large suppliers of semiconductors and other electronic components are based in Japan.

        We believe the total available market for outsourcing electronics manufacturing services continues to offer opportunities for growth with current penetration rates estimated to be less than 25%. The intensely competitive nature of the electronics industry, the continually increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs, and shorter product life cycles encourage OEMs to utilize broad service EMS providers as part of their business and manufacturing strategies. Utilizing EMS providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, and enables OEMs to concentrate on product research, development, marketing and sales. We believe that OEMs realize the following benefits through their strategic relationships with EMS providers:

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

SERVICE OFFERINGS

        We offer a broad range of customer-tailored, vertically-integrated services to OEMs. We believe that Flextronics has the broadest worldwide capabilities in the EMS industry, from design resources to end-to-end, vertically-integrated, global supply chain services. We believe a key competitive advantage is our ability to provide more value and innovation to our customers because we offer both global economies of scale in procurement, manufacturing, and after-market services, as well as market-focused expertise and capabilities in design, engineering and ODM services. As a result of our focus on specific markets, we believe we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers' businesses, and can help improve our OEM customers' market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products and meet their time-to-market requirements. Our vertically-integrated services allow us to design, build, ship and service a complete packaged product to our OEM customers. These services include:

          Design and Engineering Services.     We offer a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of our customers. These services can be delivered by three primary business models:

    •
    Contract Design Services, where the customer purchases engineering and development services on a time and materials basis;

    •
    Joint Development Manufacturing services, where Flextronics's engineering and development teams work jointly with our customers' teams to ensure product development integrity, seamless manufacturing handoffs, and faster time to market; and

    •
    Original Design and Manufacturing services, where the customer purchases a product that we design, develop and manufacture. ODM products are then sold by our OEM customers under the OEMs' brand names. We have provided ODM services in various markets including Computing, Industrial, Automotive, Medical, and Infrastructure and Power Supplies.

  Our design and engineering services are provided by our global, market-based engineering teams and cover a broad range of technical competencies:

  •
  System Architecture, User Interface and Industrial Design.  We help our customers design and develop innovative and cost-effective products that address the needs of the user and the market. These services include product definition, analysis and optimization of performance and functional requirements, 2-D sketch level drawings, 3-D mock-ups and proofs of concept, interaction and interface models, detailed hard models and product packaging.

  •
  Mechanical Engineering, Technology, Enclosure Systems, Thermal and Tooling Design.  We offer detailed mechanical, structural, and thermal design solutions for enclosures that encompass a wide range of plastic, metal and other material technologies. These capabilities and technologies are increasingly important to our customers' product differentiation goals and are increasingly required to be successful in today's competitive marketplace. Additionally, we provide design and development services for prototype and production tooling equipment used in manufacturing.

  •
  Electronic System Design.  We provide complete electrical and hardware design for products ranging in size from small handheld consumer devices to large high-speed, carrier-grade, telecommunications equipment, which includes embedded microprocessor, memory, digital signal processing design, high-speed digital interfaces, analog circuit design, power management solutions, wired and wireless communication protocols, display imaging, audio/video, and radio frequency system and antenna design.

  •
  Reliability and Failure Analysis.  We provide comprehensive design for manufacturing, test, and reliability services using robust tools and databases that have been developed internally. These services are important in achieving our customer's time to revenue goals and leveraging our core manufacturing competencies.

  •
  Component Level Development Engineering.  We have developed substantial engineering competencies for product development and lifecycle management in support of various component technologies. These components also form a key part of our vertical integration strategy and currently include power supplies and power solutions, LCD and Touch Interface Modules, Camera Modules, and Printed Circuit Board and Interconnection Technologies, both rigid and flexible.

          Systems Assembly and Manufacturing.     Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We often assemble electronics products with our proprietary printed circuit boards and custom electronic enclosures on either a build-to-order or configure-to-order basis. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of advanced manufacturing solutions. We support a wide range of product demand profiles, from low-volume, high-complexity programs to high-volume production. Continuous focus on lean manufacturing allows us to increase our efficiency and flexibility to meet our customers dynamic requirements. Our systems assembly and manufacturing expertise includes the following:

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

  •
  Materials Procurement and Inventory Management.  Our manufacturing and assembly operations capitalize on our materials inventory management expertise and volume procurement capabilities. As a result, we believe that we are able to achieve highly competitive cost reductions and reduce total manufacturing cycle time for our OEM customers. Materials procurement and management consist of the planning, purchasing, expediting and warehousing of components and materials used in the manufacturing process. In addition, our strategy includes having third-party suppliers of custom components located in our industrial parks to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use a sophisticated automated manufacturing resources planning system and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility of material availability and are able to track the work in process. We utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts and deliver purchase orders and assists suppliers with satisfying just-in-time delivery and supplier-managed inventory requirements. This also enables us to implement vendor managed inventory solutions to increase flexibility and reduce overall capital allocation in the supply chain. We procure a wide assortment of materials, including electronic components, plastics and metals. There are a number of sources for these materials, including from customers for whom we are providing systems assembly and manufacturing services. On some occasions, there have been shortages in certain electronic components, most recently with regard to connectors, capacitors, LCD panels and memory (both DRAM and Flash). However, such shortages have not had a material impact on our operating results for all periods presented. We continue to monitor the effects on our industry of the recent earthquake and tsunami in Japan, as a large number of supplier to the global market for semiconductors and other electronic components are located in Japan and the disaster may therefore result in disruptions to our supply chain. See "Risk Factors—We may be adversely affected by shortages of required electronic components."

          Component businesses.    The Company offers a variety of component product solutions including:

  •
  Rigid and flexible Printed Circuit Board ("PCB") Fabrication.  Printed circuit boards are platforms composed of laminated materials that provide the interconnection for integrated circuits, passive and other electronic components and thus are at the heart of most every electrical system. They are formed out of multi-layered epoxy resin and glass cloth systems with very fine traces and spaces and plated holes (called vias), which interconnect the different layers to an extreme dense circuitry network that carries the integrated circuits and electrical signals. As semiconductor designs become more and more complex and signal speeds increase, there is an increasing demand on printed circuit board integration density requiring higher layer counts, finer lines and spacings, smaller vias (microvias) and base materials with electrically very low loss characteristics. The manufacturing of these complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds and impedances. The global demand for wireless devices and the complexity of wireless products are driving the demand for more flexible printed circuits. Flexible circuit boards facilitate a reduction in the weight of a finished electronic product and allow the designer to use the third dimension in designing new products or product features. Flexible circuits have become a very attractive design alternative for many new and emerging application spaces such as automotive rear LED lightning, tablet computers, camera modules and miniaturized radio frequency identification tags or smart cards.

    We are an industry leader in high-density interconnect with the Every Layer Inter Connect (ELIC) technology, which is used in cell phone designs, and multilayer constructions which are used in advanced routers, computers, communication equipment, and flexible printed circuit boards and flexible printed circuit board assemblies. Multek manufactures printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers' product development groups in as little as 48 hours. Our extensive range of services enables us to respond to our customers' demands for an accelerated transition from prototype to volume production. Multek offers a one stop solution from design to manufacturing of PCB, flexible circuits and rigid flex circuits and sub-assemblies. We have printed circuit board service capabilities in North America, South America, Europe and Asia, and flexible circuit fabrication service capabilities in North America and Asia.

  •
  Display & Touch Solutions.   Our Display group is a customer-driven organization focused on designing and manufacturing "Display and Touch-Sensor" products for our OEM customers. Our display platforms are based on two technologies. The first employs liquid crystal material sandwiched between two layers of glass to polarize light and provide a backlight system and color via a filter. The second technology, named bi-stable display technology, is based on E-Ink material. Our touch sensor solutions use projected capacitive technology, on both glass and film substrates to deliver single and multi-touch sensing. Display requirements are becoming more and more complex due to market demands for lighter, thinner product, and higher performance requirements, including brightness, more efficient power consumption, viewing angle, greater density of pixel per area, range of operating temperature, lower cost and smaller width for non-active borders as well as long life time support for specific markets. With our advanced design and manufacturing capabilities, we are a market leader in satisfying these requirements. We can support small and medium size form factors, provide high-end and highly customized displays and have developed strategic partnerships with critical supply chain companies.

  •
  Optomechatronics (Camera Modules).  Our Optomechatronics group designs and manufactures products that combine optical, mechanical and electrical subsystems such as miniaturized camera modules for mobile phone and other portable imaging applications. Our capabilities include system engineering, lens and optical system design and manufacturing, and ultra-compact semiconductor packaging. We actively develop and invest in key technologies for next generation products such as micro electro mechanical systems for autofocus drive and actuation applications. Building on our success in the mobile camera module space, we are actively developing new product designs in adjacent imaging markets including, gesturing, proximity detection and visual communication.

  •
  Power Supplies.  We have a full service power supply business ("Flex Power") specializing in high efficiency and high density power supplies ranging from 1 to 3,000 watts. The product portfolio spans the mobile phone, printer, mobile desktop, tablet, notebook and netbook markets along with the server and storage markets. The products are fully compliant with Climate Saver and Energy Star industry requirements that drive efficiency specifications in the industry. Customers typically engage with Flex Power due to our technological innovation, which brings about competitive pricing and smaller physical size coupled with our unique platform development approach, which accelerate a product's time to market.

          Logistics.     Flextronics Global Services is a provider of after market supply chain logistics services. Our comprehensive suite of services serve customers operating in the computing, consumer digital, infrastructure, industrial, mobile and medical markets. Our expansive global infrastructure consists of 20 sites and more than 12,000 employees strategically located throughout the Americas, Europe and Asia. By leveraging our operational infrastructure, supply chain network, and IT systems, we have the capability of offering globally consistent logistics solutions for our customers' brands. By linking the flow of information from the supply chains, we create supply chain efficiencies delivering value to our customers. We provide multiple logistics solutions including supplier managed inventory, inbound freight management, product postponement, build/configure to order, order fulfillment and distribution, and supply chain network design.

          Reverse Logistics & Repair Services.     We offer a suite of integrated reverse logistics and repair solutions that are operated on globally consistent processes, which help our customers protect their brand loyalty in the marketplace by improving turnaround times and end-customer satisfaction levels. Our objective is to maintain maximum asset value retention of our customers' products throughout their product life cycle while simultaneously minimizing non-value repair inventory levels and handling in the supply chain. With our suite of end-to-end solutions, we can effectively manage our customers' reverse logistics requirements while also providing critical feedback of data to their supply chain constituents while delivering continuous improvement and efficiencies for both existing and new generation products. Our reverse logistics and repair solutions include returns management, exchange programs, complex repair, asset recovery, recycling and e-waste management. We provide repair expertise to multiple product lines such as consumer and midrange products, printers, PDA's, mobile phones, consumer medical devices, notebooks, PC's, set-top boxes, game consoles and highly complex infrastructure products. With our service parts logistics business, we manage all of the logistics and restocking processes essential to the efficient operation of repair and refurbishment services.

STRATEGY

        At our core, we are a world-class global operations company. Our strategy is to maintain our leadership in operations and to build on these capabilities through extended offerings in high-growth sectors.

          Talent.     To maintain our competitiveness and world-class capabilities, we are renewing our focus on hiring and retaining the world's best talent. We have taken steps to attract the best functional and operational leaders and accelerated efforts at developing the future leaders of the company.

          Customer-Focus.    We believe that serving aspiring leaders in dynamic industries pushes the development of our core skills and results in superior growth and profitability. Our customers come first, and we have a relentless focus on delivering distinctive products and services in a cost-effective manner with fast time-to-market.

          Market-Focus.     We apply a rigorous approach to managing our portfolio of opportunities by focusing on companies and industries that value our superior capabilities in design, manufacturing and service and that are leaders in their industry. We are focusing our energy and efforts into high-growth markets where we have distinctive competence and a compelling value proposition. Examples include our investments in clean-tech, healthcare, infrastructure, automotive, services and investments in a number of enabling components technologies. Our market focused approach to managing our business increases our customers' competitiveness by leveraging our global resources and responsiveness to changes in market dynamics.

          Global Operations Capabilities.     We continue to invest in maintaining the leadership of our world-class manufacturing and services capabilities. We constantly push the state of the art in manufacturing technology, process development and operations management. We believe these skills represent a significant competitive advantage well beyond labor arbitrage. We continue to capitalize on our industrial park concept, where we co-locate our manufacturing, design, and service resources in low cost regions, to provide a competitive advantage by minimizing logistics, manufacturing costs and cycle times while increasing flexibility and responsiveness. Our ability to cost effectively manage a massive worldwide system, is itself a major competitive advantage.

          Extended Value Propositions.    We continue to extend our distinctiveness in manufacturing into new value propositions that leverage our core capabilities. We opportunistically invest in new vertically integrated capabilities and services to provide our customers with a broader value add suite of services and solutions to meet their product and market requirements. We continue to develop manufacturing process technologies that reduce cost and improve product performance.

COMPETITIVE STRENGTHS

        We continue to enhance our business through the development and broadening of our product and service offerings. Our focus is to be a flexible organization with repeatable execution, that adapts to macroeconomic changes, and creates value which increases our customers' competitiveness. We have concentrated our strategy on market-focused expertise, capabilities, services and our vertically-integrated, global supply chain services. We believe that the following capabilities differentiate us from our competitors and enable us to better serve our customers' requirements:

          Geographic, Customer and End Market Diversification.     We believe that we have created a well-diversified and balanced company. We have diversified our business across multiple end markets, significantly expanding our available market. The world is undergoing change and macroeconomic disruptions that has led to demand shifts and realignments. We believe that we are well positioned through our market diversification to grow in excess of the industry average and successfully navigate through difficult economic climates. Our broad geographic footprint and experience with multiple types and complexity levels of products provide us a significant competitive advantage. We continually look for new ways to diversify our offering within each market segment.

          Significant Scale and Global Integrated System.     We believe that scale is a significant competitive advantage, as our customers' solutions increasingly require cost structures and capabilities that can only be achieved through size and global reach. We are a leader in global procurement, purchasing approximately $23.5 billion of materials during our fiscal year ended March 31, 2011. As a result, we are able to use our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers.

          We have established an extensive, integrated network of design, manufacturing and logistics facilities in the world's major electronics markets to serve the outsourcing needs of both multinational and regional OEMs. Our extensive global network of facilities in 30 countries with approximately 176,000 employees gives us the ability to increase the competitiveness of our customers by simplifying their global product development processes while also delivering improved product quality with improved performance and accelerated time to market. Operating and executing this complex worldwide solutions system is a competitive advantage.

          Extensive Design and Engineering Capabilities.     We have an industry leading global design service offering with extensive product design engineering resources that provide global design services, products, and solutions to satisfy a wide array of customer requirements across all of our key markets. We combine our design and manufacturing services to provide end-to-end customized solutions that include services from design layout, through product industrialization and product development, including the manufacture of vertically-integrated components (such as camera modules) and complete products (such as cellular phones), which are then sold by our OEM customers under the OEMs' brand names.

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

          In addition, we have other regional manufacturing operations situated in low-cost regions of the world to provide our customers with a wide array of manufacturing solutions and low manufacturing costs. As of March 31, 2011, approximately 74% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, India, Indonesia, Malaysia, Mexico, Romania, Singapore, Slovakia and Ukraine. We believe we are a global industry leader in low-cost production capabilities.

          Long-Standing Customer Relationships.     We believe that maintaining our long-term relationships with key customers is a critical requirement for maintaining our market position, growth and profitability. We believe that our ability to maintain and grow these customer relationships results from our ability to continuously create value that increases our customers' competitiveness. We achieve this through our broad range of vertically-integrated service offerings and solutions, and our market-focused approach, which allows us to provide innovative thinking to all of the manufacturing and related services that we provide to our customers. We continue to receive numerous service and quality awards that further validate the success of these programs.

CUSTOMERS

        Our customers include many of the world's leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2011, our ten largest customers accounted for approximately 52% of net sales. Our largest customer during fiscal year 2011 was Research in Motion, which accounted for more than 10% of net sales. No other customer accounted for more than 10% of net sales in fiscal year 2011.

        The following table lists in alphabetical order a representative sample of our largest customers in fiscal year 2011 and the products of those customers for which we provide EMS services:

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

SOCIAL RESPONSIBILITY

        Our corporate social responsibility practices focus on global human rights, global environmental conditions, business ethics, and the health and safety of all stakeholders. We do this with controlled business processes, thus ensuring that our business is conducted in a manner that goes beyond compliance alone. We operate programs, including compliance audits and compliance capability building programs, that focus on driving continuous improvements in social, ethical, and environmental compliance throughout all of our global operating units in accordance with our Code of Conduct. As a guide to achieve this end, Flextronics looks at principles, policies, and standards as prescribed by the Electronics Industry Citizenship Coalition ("EICC"), a worldwide association of electronics companies committed to promoting an industry code of conduct for global electronics supply chains to improve working and environmental conditions. Flextronics is a founding member of the EICC coalition.

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

EMPLOYEES

        As of March 31, 2011, our global workforce totaled approximately 176,000 employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.

        Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel.

ENVIRONMENTAL REGULATION

        Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We have infrastructure in place to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results, or competitive position. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third-party sites. We engage environmental consulting firms to assist us in the evaluation of environmental liabilities of our ongoing operations, historical disposal activities and closed sites in order to establish appropriate accruals in our financial statements. We determine the amount of our accruals for environmental matters by analyzing and estimating the range of possible costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. While no material exposures have been identified to date that we are aware of, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

        We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. For example, the electronics industry became subject to the European Union's Restrictions on Hazardous Substances ("RoHS"), Waste Electrical and Electronic Equipment ("WEEE") directives, the regulation EC 1907/2006 EU Directive REACH (Registration, Evaluation, Authorization, and restriction of Chemicals), and China RoHS entitled, Management Methods for Controlling Pollution for Electronic Information Products ("EIPs"). Similar legislation has been or may be enacted in other jurisdictions, including in the United States. Our business requires close collaboration with our customers and suppliers to mitigate risk of non-compliance. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as the regulations. These programs vary from collecting compliance data from our Flextronics owned suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. In the case of WEEE, although the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

INTELLECTUAL PROPERTY

        We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. As of March 31, 2011 and 2010, the carrying value of our intellectual property was not material.

        Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, from time to time third parties do assert patent infringement claims against us or our customers. In addition, we are increasingly providing design and engineering services to our customers and designing and making our own products. As a consequence of these activities, our customers are requiring us to take responsibility for intellectual property to a greater extent than in our manufacturing and assembly businesses. If and when third parties make assertions regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to us on commercially acceptable terms, if at all, and any such litigation might not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We also could be required to incur substantial costs to redesign a product or re-perform design services.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        Refer to Note 13, "Segment Reporting," to our Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" for financial information about our geographic areas.

ADDITIONAL INFORMATION

        Our Internet address is http://www.flextronics.com. We make available through our Internet website the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

        We were incorporated in the Republic of Singapore in May 1990. Our principal corporate office is located at 2 Changi South Lane, Singapore 486123. Our U.S. corporate headquarters is located at 847 Gibraltar Drive, Milpitas, CA, 95035.

ITEM 1A.    RISK FACTORS

We depend on industries that continually produce technologically advanced products with short life cycles and our business would be adversely affected if our customers' products are not successful or if our customers lose market share.

        We derive our revenues from customers in the following product areas:

  •
  Infrastructure, which includes data networking, telecom infrastructure, such as base stations based on multiple technologies including GSM, CDMA, and LTE, core routers and switches, optical and optical network terminal equipment, communications and smart grid equipment, video teleconferencing equipment, and connected home products, such as wireless routers, set-top boxes, femtocells and DSL/cable modems;

  •
  Mobile communication devices, which includes handsets operating on a number of different platforms such as GSM, CDMA, TDMA and WCDMA;

  •
  Computing, which includes products such as all-in-one PC desktops, notebook and netbook computers, tablets, enterprise storage devices and servers;

  •
  Consumer digital devices, which includes products such as home entertainment equipment, game consoles, game peripherals, printers, copiers and cameras;

  •
  Industrial, Semiconductor Capital Equipment, Clean Technology, Aerospace and Defense, and White Goods, which includes products such as home appliances, industrial meters, in-flight entertainment, robotics, bar code readers, self-service kiosks, solar and wind energy market equipment and test equipment;

  •
  Automotive and Marine, which includes products such as navigation instruments, radar components, electric vehicles, and instrument panel and radio components; and

  •
  Medical devices, which includes products such as drug delivery, diagnostic, telemedicine, medical equipment and disposable medical devices.

        Factors affecting any of these industries in general, or our customers in particular, could adversely impact us. These factors include:

  •
  rapid changes in technology, evolving industry standards and requirements for continuous improvement in products and services result in short product life cycles;

  •
  demand for our customers' products may be seasonal;

  •
  our customers may fail to successfully market their products, and our customers' products may fail to gain widespread commercial acceptance;

  •
  our customers may experience dramatic market share shifts in demand which may cause them to exit the business; and

  •
  there may be recessionary periods in our customers' markets, such as the recent global economic downturn.

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

        The short-term nature of our customers' commitments and the rapid changes in demand for their products reduces our ability to accurately estimate the future requirements of our customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In that regard, we must make significant decisions, including determining the levels of business that we will seek and accept, setting production schedules, making component procurement commitments, and allocating personnel and other resources, based on our estimates of our customers' requirements.

        On occasion, customers require rapid increases in production or require that manufacturing of their products be transitioned from one facility to another to achieve cost or other objectives. These demands stress our resources and reduce our margins. We may not have sufficient capacity at any given time to meet our customers' demands, and transfers from one facility to another can result in inefficiencies and costs due to excess capacity in one facility and corresponding capacity constraints at another. Due to many of our costs and operating expenses being relatively fixed, customer order fluctuations, deferrals and transfers of demand from one facility to another, as described above, have had a material adverse effect on our operating results in the past and we may experience such effects in the future.

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

        Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 52%, 47% and 50% of net sales in fiscal years 2011, 2010 and 2009, respectively. Our largest customer during fiscal 2011 was Research In Motion, which accounted for more than 10% of net sales. No other customer accounted for more than 10% of net sales in fiscal year 2011. Our largest customer during fiscal year 2010 was Hewlett-Packard and our largest customer during fiscal year 2009 was Sony-Ericsson, each of which accounted for more than 10% of net sales in the respective fiscal year. No other customer accounted for more than 10% of net sales in fiscal years 2010 or 2009. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues could be harmed.

Our components business is dependent on our ability to quickly launch world-class components products, and our investment in development, together with start-up and integration costs necessary to achieve quick launches of world-class components products, may adversely affect our margins and profitability.

        Our components business, which includes rigid and flexible printed circuit board fabrication, camera modules, power supplies and display and touch design manufacturing, is part of our strategy to improve our competitive position and to grow our future margins, profitability and shareholder returns by expanding our vertical-integration capabilities. The success of our components business is dependent on our ability to design and introduce world-class components that have performance characteristics which are suitable for a broad market and that offer significant price and/or performance advantages over competitive products.

        To create these world class components offerings, we must continue to make substantial investments in the development of our components capabilities, in resources such as research and development, technology licensing, test and tooling equipment, facility expansions and personnel requirements. We may not be able to achieve or maintain market acceptance for any of our components offerings in any of our current or target markets. The success of our components business will also depend upon the level of market acceptance of our customers' end products, which incorporate our components, and over which we have no control.

        In addition, OEMs often require unique configurations or custom designs which must be developed and integrated in the OEM's product well before the product is launched by the OEM. Thus, there is often substantial lead time between the commencement of design efforts for a customized component and the commencement of volume shipments of the component to the OEM. As a result, we may make substantial investments in the development and customization of products for our customers and no revenue may be generated from these efforts if our customers do not accept the customized component. Even if our customers accept the customized component, if our customers do not purchase anticipated levels of products, we may not realize any profits.

        Our achievement of anticipated levels of profitability in our components business is also dependent on our ability to achieve efficiencies in our manufacturing as well as to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers. As a result of these and other risks, we have been, and in the future may be, unable to achieve anticipated levels of profitability in our components business.

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

        Our supply chain may also be impacted by other events outside our control, including macroeconomic events, political crises or natural or environmental occurrences. Component shortages impacted our results during the second half of fiscal year 2010 and during the first quarter of fiscal year 2011. The supply constraints were broad based, but the impact was most evident with respect to connectors, capacitors, LCD panels and memory (both DRAM and Flash). These shortages began to abate during the second quarter of fiscal 2011, and supplies had normalized by the end of the third quarter. We continue to monitor the effects on our business of the recent earthquake and tsunami in Japan, as a large number of suppliers to the global market for semiconductors and other electronic components are located in Japan and the disaster may therefore result in disruptions to our supply chain.

Our margins and profitability may be adversely affected due to substantial investments, start-up and production ramping costs in our design services.

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

        In addition, we agree to certain product price limitations and cost reduction targets in order to achieve anticipated margins and profitable operations. Inflationary and other increases in the costs of the raw materials and labor required to produce the products have occurred and may recur from time to time. Also, the production ramps for these programs are typically significant and negatively impact our margin in early stages as the manufacturing volumes are lower and result in inefficiencies and unabsorbed manufacturing overhead costs. We may not be able to reduce costs, incorporate changes in costs into the selling prices of our products, or increase operating efficiencies as we ramp production of our products, which would adversely affect our margins and our results of operations.

We may not meet regulatory quality standards applicable to our manufacturing and quality processes for medical devices, which could have an adverse effect on our business, financial condition or results of operations.

        As a medical device manufacturer, we have additional compliance requirements. We are required to register with the U.S. Food and Drug Administration ("FDA") and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR") requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. If any FDA inspection reveals noncompliance with QSR or other FDA regulations, and the Company does not address the observation adequately to the satisfaction of the FDA, the FDA may take action against us. FDA actions may include issuing a letter of inspectional observations, issuing a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an offshore facility, or shutting down a manufacturing facility. If any of these actions were to occur, it would harm our reputation and cause our business to suffer.

        In the European Union ("EU"), we are required to maintain certain standardized certifications in order to sell our products and must undergo periodic inspections to obtain and maintain these certifications. Continued noncompliance to the EU regulations could stop the flow of products into the EU from us or from our customers. In China, the Safe Food and Drug Administration controls and regulates the manufacture and commerce of healthcare products. We must comply with the regulatory laws applicable to medical device manufactures or our ability to manufacture products in China could be impacted. In Japan, the Pharmaceutical Affairs Laws regulate the manufacture and commerce of healthcare products. These regulations also require that subcontractors manufacturing products intended for sale in Japan register with authorities and submit to regulatory audits. Other Asian countries where we operate have similar laws regarding the regulation of medical device manufacturing.

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

The attractiveness of our services to U.S. customers can be affected by changes in U.S. trade policies, such as most favored nation status and trade preferences for some Asian countries. In addition, some countries in which we operate, such as Brazil, Hungary, India, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. We could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate. In addition, we may encounter labor disruptions and rising labor costs, in particular within the lower-cost regions in which we operate. Any increase in labor costs that we are unable to recover in our pricing to our customers could adversely impact our operating results. To date, we have not been materially impacted by these labor issues.

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

        Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act, or similar local laws of the countries in which we do business, which prohibits covered companies from making payments to foreign government officials to assist in obtaining or retaining business. Our Code of Business Conduct prohibits anti-corruption on a global basis and precludes us from offering or giving anything of value to a government official for the purpose of obtaining or retaining business, to win a business advantage or to improperly influence a decision regarding Flextronics. Nevertheless, there can be no assurance that all of our employees and agents will refrain from taking actions in violation of this and our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.

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

        Our engineering, design and manufacturing services and components offerings involve the creation and use of intellectual property rights, which subject us to the risk of claims of intellectual property infringement from third parties, as well as claims arising from the allocation of intellectual property rights among us and our customers. In addition, our customers are increasingly requiring us to indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all.

We are subject to the risk of increased income taxes.

        We have structured our operations in a manner designed to maximize income in countries where:

  •
  tax incentives have been extended to encourage foreign investment; or

  •
  income tax rates are low.

        A number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions are otherwise increased. For example, on March 16, 2007, the Chinese government passed a new unified enterprise income tax law which became effective on January 1, 2008. Among other things, the new law cancels many income tax incentives previously applicable to our subsidiaries in China. Under the new law, the tax rates applicable to the operations of most of our subsidiaries in China will be increased to 25%. The new law provides a transition rule which increases the tax rate to 25% over a 5-year period. The new law also increased the standard withholding rate on earnings distributions to between 5% and 10% depending on the residence of the shareholder. The ultimate effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our China income, the manner in which China interprets, implements and applies the new tax provisions, and by our ability to qualify for any exceptions or new incentives. Similarly, one of our Malaysian tax holidays is set to expire on January 31, 2012. We are currently in negotiations with the Malaysian government to extend the holiday for an additional five year period. Our ability to qualify for the extension will depend on, among other things, our anticipated investment and expansion in Malaysia and the manner in which Malaysia interprets the requirements for an extension or a new incentive.

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

        Product liability claims may include liability for personal injury or property damage. Product warranty claims may include liability to pay for the recall, repair or replacement of a product or component. Although we generally allocate liability for these claims in our contracts with our customers, increasingly we are unsuccessful in allocating such liability and even where we have allocated liability to our customers, our customers may not have the resources to, satisfy claims for costs or liabilities arising from a defective product or component for which they have assumed responsibility.

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

        In recent years, we have experienced growth in our business through a combination of internal growth and acquisitions. However, our business also has been negatively impacted by the recent adverse global economic conditions. The expansion of our business, as well as business contractions and other changes in our customers' requirements, have in the past, and may in the future, require that we adjust our business and cost structures, including by incurring restructuring charges. Restructuring activities involve reductions in our workforce at some locations and closure of certain facilities. All of these changes have in the past placed, and may in the future place, considerable strain on our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not properly manage our financial and management controls, reporting systems and procedures to manage our employees, our business could be harmed.

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

        We recognized restructuring charges of approximately $107.5 million and $179.8 million in fiscal years 2010 and 2009, respectively. We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements. We may consolidate certain manufacturing facilities or transfer certain of our operations to lower cost geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.

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

        Currency exchange rates fluctuate on a daily basis as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the functional and non-functional currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, and payables of our operating entities. As part of our currency hedging strategy, we use financial instruments, primarily forward purchase and swap contracts, to hedge our United States dollar and other currency commitments in order to reduce the short-term impact of foreign currency fluctuations on current assets and liabilities. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

        We are also exposed to risks related to the valuation of the Chinese currency relative to other foreign currencies. The Chinese currency is the renminbi ("RMB"). A significant increase in the value of the RMB could adversely affect our financial results and cash flows by increasing both our manufacturing costs and the costs of our local supply base.

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

        We are subject to various federal, state, local and foreign environmental laws and regulations, including regulations governing the use, storage, discharge and disposal of hazardous substances used in our manufacturing processes. We are also subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and our obligations to dispose of these products after end users have finished with them. Additionally, we may be exposed to liability to our customers relating to the materials that may be included in the components that we procure for our customers' products. Any violation or alleged violation by us of environmental laws could subject us to significant costs, fines or other penalties.

        We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. We are subject to the European Union ("EU") directives, including the Restrictions on Hazardous Substances Directive ("RoHS"), the Waste Electrical and Electronic Equipment Directive ("WEEE") as well as the EU's Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH") regulation. Also of note is China's Management Methods for Controlling Pollution Caused by Electronic Information Products regulation, commonly referred to as "China RoHS", which restricts the importation into and production within China of electrical equipment containing certain hazardous materials. Similar legislation has been or may be enacted in other jurisdictions, including in the United States. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as applicable regulations. These programs vary from collecting compliance data from our suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their obligations under WEEE.

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

  •
  diversion of management's attention from the normal operation of our business;

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

  •
  our supply agreements with the OEMs generally do not require any minimum volumes of purchase by the OEMs, and the actual volume of purchases may be less than anticipated; and

  •
  if demand for the OEMs' products declines, the OEM may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs.

        As a result of these and other risks, we have been, and in the future may be, unable to achieve anticipated levels of profitability under these arrangements. In addition, these strategic arrangements have not, and in the future may not, result in any material revenues or contribute positively to our earnings per share.

Our debt level may create limitations

        As of March 31, 2011, our total debt was approximately $2.2 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.

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

If our security systems and governance policies are breached, we may incur significant legal and financial exposure.

        We have implemented security systems and governance policies with the intent of maintaining the physical security of our facilities and protecting our customers' and our suppliers' confidential information. Despite such efforts, we are subject to breach of these security systems and governance policies which may result in unauthorized access to our facilities and/or unauthorized use of the information we are trying to protect. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is used in an unauthorized manner, misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing over 25.1 million square feet of productive capacity as of March 31, 2011. We own facilities with approximately 8.6 million square feet in Asia, 4.3 million square feet in the Americas and 2.7 million square feet in Europe. We lease facilities with approximately 5.4 million square feet in Asia, 2.1 million square feet in the Americas and 2.0 million square feet in Europe.

        Our facilities include large industrial parks, ranging in size from approximately 300,000 to 6.7 million square feet, in Brazil, China, Hungary, India, Malaysia, Mexico and Poland. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 1.0 million square feet, in Austria, Brazil, China, Denmark, Germany, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, Norway, Poland, Romania, Singapore, Slovakia, Sweden, Ukraine and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world's major electronics markets.

        Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.

ITEM 3.    LEGAL PROCEEDINGS

        For a description of our material legal proceedings, see Note 7—"Commitments and Contingencies" in the Notes to the consolidated financial statements, which is incorporated herein by reference.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF ORDINARY SHARES

        Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol "FLEX." The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2010 as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended March 31, 2011
Fourth Quarter	$8.44	$7.17
Third Quarter	7.98	5.97
Second Quarter	6.71	4.93
First Quarter	8.25	5.52
Fiscal Year Ended March 31, 2010
Fourth Quarter	$8.23	$6.34
Third Quarter	7.85	6.43
Second Quarter	7.52	4.04
First Quarter	4.62	2.94

        As of May 13, 2011 there were 3,725 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ Global Select Market was $6.96 per share.

DIVIDENDS

        Since inception, we have not declared or paid any cash dividends on our ordinary shares. We presently do not have plans to pay any dividends in the near future.

STOCK PRICE PERFORMANCE GRAPH

        The following stock price performance graph and accompanying information is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in any such filing.

        The graph below compares the cumulative total shareholder return on our ordinary shares, the Standard & Poor's 500 Stock Index and a peer group comprised of Benchmark Electronics, Inc., Celestica, Inc., Jabil Circuit, Inc., and Sanmina-SCI Corporation.

        The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2006 and reflects the annual return through March 31, 2011, assuming dividend reinvestment.

        The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Flextronics International Ltd., the S&P 500 Index
and a Peer Group

*
$100 invested on March 31, 2006 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

	3/06	3/07	3/08	3/09	3/10	3/11
Flextronics International Ltd.	100.00	105.70	90.72	27.92	75.75	72.17
S&P 500	100.00	111.83	106.15	65.72	98.43	113.83
Peer Group	100.00	59.69	35.95	18.88	57.58	60.50

Issuer Purchases of Equity Securities

        The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2011 through March 31, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - January 31, 2011	—	$—	—	$32,030,597
February 1 - February 28, 2011	—	—	—	32,030,597
March 1 - March 31, 2011	4,473,451	7.25	4,473,451	200,000,010

Total	4,473,451		4,473,451

(1)
During the period from January 1, 2011 through March 31, 2011 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On each of May 26, 2010, August 12, 2010 and March 23, 2011, our Board of Directors authorized the repurchase of up to $200.0 million, for a combined total of $600.0 million, of our outstanding ordinary shares.

RECENT SALES OF UNREGISTERED SECURITIES

        None.

INCOME TAXATION UNDER SINGAPORE LAW

        Dividends.    Singapore does not impose a withholding tax on dividends. All dividends are tax exempt to shareholders.

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

        Shareholders who apply, or who are required to apply, the Singapore Financial Reporting Standard 39 Financial Instruments—Recognition and Measurement ("FRS 39") for the purposes of Singapore income tax may be required to recognize gains or losses (not being gains or losses in the nature of capital) in accordance with the provisions of FRS 39 (as modified by the applicable provisions of Singapore income tax law) even though no sale or disposal of shares is made.

        Stamp Duty.    There is no stamp duty payable for holding shares, and no duty is payable on the acquisition of newly-issued shares. When existing shares are acquired in Singapore, a stamp duty is payable on the instrument of transfer of the shares at the rate of two Singapore dollars ("S$") for every S$1,000 of the market value of the shares. The stamp duty is borne by the purchaser unless there is an agreement to the contrary. If the instrument of transfer is executed outside of Singapore, the stamp duty must be paid only if the instrument of transfer is received in Singapore.

        Estate Taxation.    The estate duty was abolished for deaths occurring on or after February 15, 2008. For deaths prior to February 15, 2008 the following rules apply:

        If an individual who is not domiciled in Singapore dies on or after January 1, 2002, no estate tax is payable in Singapore on any of our shares held by the individual.

        If property passing upon the death of an individual domiciled in Singapore includes our shares, Singapore estate duty is payable to the extent that the value of the shares aggregated with any other assets subject to Singapore estate duty exceeds S$600,000. Unless other exemptions apply to the other assets, for example, the separate exemption limit for residential properties, any excess beyond S$600,000 will be taxed at 5% on the first S$12,000,000 of the individual's chargeable assets and thereafter at 10%.

        An individual shareholder who is a U.S. citizen or resident (for U.S. estate tax purposes) will have the value of the shares included in the individual's gross estate for U.S. estate tax purposes. An individual shareholder generally will be entitled to a tax credit against the shareholder's U.S. estate tax to the extent the individual shareholder actually pays Singapore estate tax on the value of the shares; however, such tax credit is generally limited to the percentage of the U.S. estate tax attributable to the inclusion of the value of the shares included in the shareholder's gross estate for U.S. estate tax purposes, adjusted further by a pro rata apportionment of available exemptions. Individuals who are domiciled in Singapore should consult their own tax advisors regarding the Singapore estate tax consequences of their investment.

        Tax Treaties Regarding Withholding.    There is no reciprocal income tax treaty between the U.S. and Singapore regarding withholding taxes on dividends and capital gains.

ITEM 6.    SELECTED FINANCIAL DATA

        These historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data."

	Fiscal Year Ended March 31,
	2011	2010	2009	2008(1)	2007
	(In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$28,679,925	$24,110,733	$30,948,575	$27,558,135	$18,853,688
Cost of sales	27,094,999	22,800,733	29,513,011	25,972,787	17,777,859
Restructuring charges(2)	—	92,458	155,134	408,945	146,831

Gross profit	1,584,926	1,217,542	1,280,430	1,176,403	928,998
Selling, general and administrative expenses	816,349	767,134	979,060	807,029	547,538
Intangible amortization(3)	70,913	89,615	135,872	112,317	37,089
Goodwill impairment charge(4)	—	—	5,949,977	—	—
Restructuring charges(2)	—	15,070	24,651	38,743	5,026
Other charges (income), net(5)	6,267	206,895	89,262	61,078	(77,594)
Interest and other expense, net	75,800	155,603	231,917	133,582	130,588

Income (loss) from continuing operations before income taxes	615,597	(16,775)	(6,130,309)	23,654	286,351
Provision for (benefit from) income taxes(6)	19,378	(35,369)	5,209	705,037	4,053

Income (loss) from continuing operations	596,219	18,594	(6,135,518)	(681,383)	282,298
Income from discontinued operations, net of tax	—	—	—	—	187,738

Net income (loss)	$596,219	$18,594	$(6,135,518)	$(681,383)	$470,036

Diluted earnings (loss) per share:
Continuing operations	$0.75	$0.02	$(7.47)	$(0.95)	$0.47

Discontinued operations	$—	$—	$—	$—	$0.31

Total	$0.75	$0.02	$(7.47)	$(0.95)	$0.78

	As of March 31,
	2011	2010	2009	2008(1)	2007
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA(7):
Working capital	$2,225,268	$1,642,790	$1,526,235	$2,911,922	$1,102,979
Total assets	11,633,152	10,642,552	11,316,940	19,523,008	12,338,465
Total long-term debt and capital lease obligations, excluding current portion	2,199,195	1,990,258	2,733,690	3,310,042	1,372,495
Shareholders' equity	2,294,696	1,984,567	1,861,168	8,240,832	6,295,060

(1)
On October 1, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Solectron, a provider of value-added electronics manufacturing and supply chain services to OEMs. The results of Solectron's operations were included in the Company's consolidated financial results beginning on the acquisition date.

(2)
Restructuring charges incurred during the 2010 and 2009 fiscal years were primarily intended to rationalize the Company's global manufacturing capacity and infrastructure in response to weakened macroeconomic conditions and decline in demand from our OEM customers. Restructuring charges incurred during the 2008 fiscal year were primarily in connection with the acquisition and integration of Solectron. Restructuring charges incurred during the 2007 fiscal year were primarily in connection with the consolidation and closure of multiple manufacturing facilities.

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

(5)
During fiscal year 2011, the Company recognized a $13.2 million loss associated with the early redemption of the 6.25% Senior Subordinated Notes and an $11.7 million loss in connection with the divestiture of certain international entities. In fiscal year 2011, the Company recognized a gain of $18.6 million associated with a sale of an equity investment that was previously fully impaired.

The Company recognized charges of $199.4 million, $111.5 million and $61.1 million in fiscal years 2010, 2009 and 2008, respectively, for the loss on disposition, other-than-temporary impairment and other related charges on its investments in, and notes receivable from, certain non-publicly traded companies. In fiscal year 2009, the Company recognized a net gain of $22.3 million for the partial extinguishment of its 1% Convertible Subordinated Notes due August 1, 2010. The Company recognized $79.8 million of net foreign exchange gains primarily related to the liquidation of certain international entities in fiscal year 2007.

(6)
The Company recognized non-cash tax expense of $661.3 million during fiscal year 2008, as we determined the recoverability of certain deferred tax assets was no longer more likely than not.

(7)
Includes continuing and discontinued operations for the fiscal year ended March 31, 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-K with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and in Item 1A, "Risk Factors." In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

        We are a leading provider of advanced design and electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs") of a broad range of products in the following markets: infrastructure; mobile communication devices; computing; consumer digital devices; industrial, semiconductor capital equipment, clean technology, aerospace and defense, and white goods; automotive and marine; and medical devices. We provide a full range of vertically-integrated global supply chain services through which we can design, build, ship and service a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; rigid and flexible printed circuit board fabrication; systems assembly and manufacturing; after sales services; and multiple component product offerings.

        Historically, the EMS industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design and manufacturing requirements. We have seen an increase in the penetration of the global OEM manufacturing requirements since the 2001 - 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. In the second half of fiscal 2009, we experienced dramatically deteriorating macroeconomic conditions and demand for our customers' products slowed in all of the industries we serve. This global economic crisis, and related decline in demand for our customers' products, put pressure on certain of our OEM customers' cost structures and caused them to reduce their manufacturing and supply chain outsourcing requirements. Beginning in the second half of fiscal year 2010, we began seeing some positive signs that demand for our OEM customers' end products was improving, and this trend continued through the end of our 2011 fiscal year.

        We are one of the world's largest EMS providers, with revenues of $28.7 billion in fiscal year 2011. As of March 31, 2011, our total manufacturing capacity was approximately 25.1 million square feet. We design, build, ship, and service electronics products for our customers through a network of facilities in 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world's major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. In fiscal year 2011, our net sales in Asia, the Americas and Europe represented approximately 52%, 29% and 19%, respectively, of our total net sales, based on the location of the manufacturing site. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Fiscal Year Ended March 31,
Net sales:	2011	2010	2009
	(In thousands)
China	$10,938,979	$7,914,734	$9,859,845
Mexico	4,241,222	3,664,914	3,331,776
U.S	2,954,462	3,243,966	4,821,116
Malaysia	2,595,174	2,562,130	4,015,364
Hungary	2,343,066	1,807,927	1,510,405
Other	5,607,022	4,917,062	7,410,069

	$28,679,925	$24,110,733	$30,948,575

	Fiscal Year Ended March 31,
Long-lived assets:	2011	2010
	(In thousands)
China	$874,031	$879,440
Mexico	341,719	361,492
U.S	136,081	165,029
Malaysia	162,615	131,606
Hungary	157,643	154,759
Other	468,974	426,250

	$2,141,063	$2,118,576

        We believe that the combination of our extensive design and engineering services, significant scale and global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial campuses in low-cost geographic areas and operational track record provide us with a competitive advantage in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs. Through these services and facilities, we offer our OEM customers the ability to simplify their global product development, manufacturing process, and after sales services, and enable them to achieve meaningful time to market and cost savings.

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

  •
  our increased design service business offering and related investments and start-up and production ramping costs;

  •
  effect on our business due to our customers' products having short product life cycles;

  •
  our customers' ability to cancel or delay orders or change production quantities;

  •
  our customers' decision to choose internal manufacturing instead of outsourcing for their product requirements;

  •
  our exposure to financially troubled customers; and

  •
  integration of acquired businesses and facilities.

        We also are subject to other risks as outlined in Item 1A, "Risk Factors."

        We recognized substantial revenue and profit growth during fiscal 2011. We believe that we finished the year in a healthy financial and competitive position driven in part by the success in our diversified business model. The overall improvement in the macroeconomic environment during fiscal 2011 and the success in booking new product orders for our array of key customers led to increased demand for our OEM customers' ends products across all of our major markets. The vast majority of our sales growth during the year was organic, as the impact from acquisitions was minimal. Net sales during fiscal year 2011 totaled $28.7 billion, representing an increase of $4.6 billion, or 19%, compared to fiscal year 2010. Our fiscal 2011 gross profit totaled $1.6 billion, representing an increase of $367.3 million, or 30%, compared to fiscal 2010 driven primarily by increased sales, better facility utilization, cost controls, and the avoidance of any meaningful restructuring costs. Our net income of $596.2 million improved significantly compared to $18.6 million in fiscal 2010 reflecting the improvements in sales and gross margin noted above as well as increased leverage of our selling, general, and administrative expenses and decreased net interest expenses due to lower borrowing costs and debt repayments during the fiscal year. Our diluted earnings per share was $0.75 for fiscal 2011 compared to $0.02 in fiscal 2010.

        Our cash provided by operations increased approximately $58.4 million to $857.3 million for fiscal year 2011 compared with $798.9 million for fiscal year 2010. Working capital increased by $221.5 million in fiscal 2011 primarily as a result of increases in inventory, resulting from our increased production and anticipated continued growth, and increases in other current assets resulting from increases in our deferred purchase price receivable associated with our asset backed securitization programs. These increases were partially offset by increases in our accounts payables and other current liabilities. Our average net working capital, defined as accounts receivable plus the deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annual sales was approximately 4.5% for fiscal 2011 compared to 5.0% for fiscal 2010. Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $463.5 million for fiscal 2011 compared to $622.5 million for fiscal 2010, due in part to increased purchases of property and equipment, net of proceeds for disposals, to support our sales growth. Cash used in financing activities amounted to $641.7 million during fiscal 2011 and included a repurchase of approximately 65.4 million shares at an aggregate purchase price of $400.4 million, including accrued expenses.

        We experienced significant volume increases in our component product solution services throughout fiscal year 2011. As a result of this steep growth and other challenges faced by our component product solution services, our aggregate results for these services have been performing at below optimal levels. Our manufacturing efficiencies and production yields continued to improve and during fiscal year 2011 our component product solution services made progress reducing their aggregate operating losses. We are encouraged by the increased demand for these product solutions and the successful achievement of acceptance in the market, and we remain intensely focused on further improving our manufacturing efficiencies and thus our future margins and profitability. Our component product solution services, on a combined basis, accounted for less than 10% of our consolidated revenue for the fiscal year ended March 31, 2011.

        In addition, during fiscal year 2011 our high volume computing design services offering experienced acute inflationary pressures, principally around raw materials and labor, which was widespread across the industry in which it competes. We also experienced significant volume increases as we ramped production for various new programs throughout fiscal year 2011 and more significantly in our fourth quarter. In connection with these significant increasing volumes we have experienced manufacturing inefficiencies due to greater start-up costs and resource requirements. As a result, our margins and our results of operations were negatively affected.

        We procure a wide assortment of materials, including electronic components, plastics and metals. We experienced shortages of numerous commodity components, such as capacitors, connectors, semiconductor and power components, during the first fiscal quarter of fiscal year 2011. These shortages began to abate during our second fiscal quarter, and supplies had normalized by the end of the third quarter. We do not expect that our revenues or operations will be materially affected by the recent Japan earthquake and tsunami as operations in Japan constitutes a relatively small component of our consolidated revenue and our facilities in Japan remain intact and undamaged. However, we are analyzing the broader effects on our industry as a large number of suppliers to the global market for semiconductors and other electronic components are located in Japan and the disaster therefore may result in disruptions to our supply chain.

        We are very pleased with the improvements in revenue and profitability during fiscal 2011 as well as our competitive position in the industry. We continue to believe that the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services are and will remain strong.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2, "Summary of Accounting Policies," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

        We evaluate goodwill for impairment on an annual basis. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. We have one reporting unit: Electronic Manufacturing Services. If the recorded value of the assets, including goodwill, and liabilities ("net book value") of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. During fiscal years 2011 and 2010, we did not recognize any impairments of our goodwill in connection with our impairment evaluations. The fair value of the reporting unit significantly exceeded the carrying value. For further discussion of goodwill see Note 2, "Summary of Accounting Policies—Goodwill and Other Intangibles" in Item 8, "Financial Statements and Supplementary Data."

        In fiscal year 2009, we reviewed the carrying value of long-lived assets, including intangible assets, for impairment due to the deterioration in the global macroeconomic environment. During the third fiscal quarter ended December 31, 2008, we concluded that an interim goodwill impairment analysis was required based on the significant decline in the Company's market capitalization during the quarter. As a result of this analysis, we recognized a non-cash impairment charge of $5.9 billion to write-off the entire carrying value of the Company's goodwill as of the date of the assessment.

  Customer Credit Risk

        We have an established customer credit policy through which we manage customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. We perform ongoing credit evaluations of our customers' financial condition and make provisions for doubtful accounts based on the outcome of those credit evaluations. We evaluate the collectability of accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent we identify exposures as a result of credit or customer evaluations, we also review other customer related exposures, including but not limited to inventory and related contractual obligations.

        During fiscal year 2009, we incurred $262.7 million of charges for Nortel and other customers that filed for bankruptcy or restructuring protection or otherwise experienced significant financial and liquidity difficulties. These charges related to the write-down of inventory and associated contractual obligations, and provisions for doubtful accounts. In developing the provision for the receivables, we considered various mitigating factors including existing provisions, off-setting obligations and amounts subject to administrative priority claims. In November 2009, we agreed to a settlement with Nortel primarily related to pre-bankruptcy petition claims. As a result, we revised our estimates related to the recovery of Nortel accounts receivable, certain retirement and contractual obligations and other claims. In addition, we have continued to recover amounts related to previously reserved inventory as a result of continuing business with Nortel post bankruptcy. During fiscal year 2010, we recorded a net $2.3 million reduction to the original charge. During fiscal year 2011, we reached settlements relating to the majority of the claims, the impact of which was not material to our financial statements. We do not expect to incur additional charges relating to Nortel or other customers referenced above.

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

        Refer to Note 9, "Restructuring Charges," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.

  Long-term Investments and Notes Receivable

        We have certain investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in our Consolidated Balance Sheets. Non-majority-owned investments are accounted for using the equity method when we have an ownership percentage equal to or greater than 20%, or have the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. During fiscal year 2011, we recognized a gain of approximately $18.6 million associated with the sale of an equity investment that was previously fully impaired. As of March 31, 2011, our equity investments in non-majority owned companies totaled $34.0 million.

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

  Revenue Recognition

        We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to our consolidated financial statements for the 2011, 2010 and 2009 fiscal years.

        We provide a comprehensive suite of services for our customers that range from contract design services to original product design to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services were less than 10% of our total sales during the 2011, 2010 and 2009 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations.

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

  Stock-Based Compensation

        Stock-based compensation expense is measured at the grant date based on the fair value of the award using the Black-Scholes option valuation method, and is recognized as expense ratably over the requisite service period of the award. Calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, the expected option life, the risk-free interest rate, and the dividend yield, which are used to calculate fair value. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. To the extent actual forfeitures differ significantly from our estimates, adjustments to compensation cost may be required in future periods. The fair market value of share bonus awards granted is the closing price of the Company's ordinary shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period. For share bonus awards where vesting is contingent upon both a service and a performance condition, compensation expense is recognized on a graded attribute basis over the respective requisite service period of the award when achievement of the performance condition is considered probable.

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

        We are regularly subject to tax return audits and examinations by various taxing jurisdictions in the United States and around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax position, operating results, financial position and cash flows. Refer to Note 8 "Income Taxes" of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our tax position.

  Inventory Valuation

        Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We estimate write downs for excess and obsolete inventory based on our regular reviews of inventory quantities on hand, and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers' product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in the liquidity or financial position of our customers and/or changes in economic conditions may require additional write downs for inventories due to our customers' inability to fulfill their contractual obligations with regard to inventory procured to fulfill customer demand.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data." The data below, and discussion that follows, represents our results from operations.

	Fiscal Year Ended March 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	94.5	94.6	95.4
Restructuring charges	—	0.4	0.5

Gross profit	5.5	5.0	4.1
Selling, general and administrative expenses	2.8	3.2	3.2
Intangible amortization	0.2	0.3	0.4
Goodwill impairment charge	—	—	19.2
Restructuring charges	—	0.1	0.1
Other charges, net	—	0.8	0.3
Interest and other expense, net	0.3	0.6	0.7

Income (loss) before income taxes	2.2	—	(19.8)
Provision for (benefit from) income taxes	0.1	(0.1)	—

Net income (loss)	2.1%	0.1%	(19.8)%

  Net sales

        Net sales during fiscal year 2011 totaled $28.7 billion, representing an increase of $4.6 billion, or 19%, from $24.1 billion during fiscal year 2010, primarily due to an improved macroeconomic environment that led to increased demand for our OEM customers ends products. Sales during fiscal year 2011 increased across all of the markets we serve, consisting of: (i) $1.4 billion in the industrial, automotive, medical and other markets, (ii) $1.1 billion in the mobile communications market, (iii) $0.8 billion in the consumer digital market, (iv) $0.8 billion in the infrastructure market and (v) $0.5 billion in the computing market. These increases were driven by increased sales from almost all of our major customers combined with new customer wins and new program wins with existing customers. Net sales increased across all of the geographical regions we serve, consisting of $3.2 billion in Asia, $0.9 billion in Europe and $0.5 billion in the Americas.

        Net sales during fiscal year 2010 totaled $24.1 billion, representing a decrease of $6.8 billion, or 22%, from $30.9 billion during fiscal 2009, primarily due to reduced customer demand as a result of the weakened macroeconomic environment, market share losses and re-alignment of the outsourcing strategy of a key customer in the mobile communications market, and financial distress and reorganization of another key customer in the infrastructure market. The decline in revenues resulting from these two customers was approximately $3.7 billion or 11.8% of fiscal 2009 revenue. These declines in sales were partially offset by a significant revenue increase from a newly emerging key customer in the smart phone market as well as expanded sales with a key customer in the computing market. Sales during fiscal year 2010 decreased across all of the markets we serve, consisting of: (i) $3.2 billion in the infrastructure market, (ii) $1.2 billion in the mobile communications market, (iii) $1.2 billion in the consumer digital market, and (iv) $1.2 billion in the computing, and the industrial, automotive, and other markets. Net sales decreased across all of the geographical regions we serve, consisting of $3.6 billion in Asia, $2.5 billion in the Americas, and $0.8 billion in Europe.

        The following table sets forth net sales by market:

	Fiscal Year Ended March 31,
Market:	2011	2010	2009
	(In thousands)
Infrastructure	$7,808,153	$7,013,424	$10,183,857
Mobile	5,986,163	4,862,544	6,062,141
Industrial, Automotive, Medical and Other	5,872,295	4,498,261	5,257,408
Computing	5,184,727	4,715,247	5,181,784
Consumer digital	3,828,587	3,021,257	4,263,385

	$28,679,925	$24,110,733	$30,948,575

        Our ten largest customers during fiscal years 2011, 2010, and 2009 accounted for approximately 52%, 47% and 50% of net sales, respectively, with Research In Motion accounting for greater than 10% of our net sales during fiscal 2011, Hewlett-Packard accounting for greater than 10% of our net sales during fiscal 2010 and Sony-Ericsson accounting for greater than 10% of our net sales during fiscal 2009.

  Gross profit

        Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. The flexible design of our manufacturing processes allows us to build a broad range of products in our facilities, which allows us to better utilize our manufacturing capacity. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin often improves over time as manufacturing program volumes increase, as our utilization rates and overhead absorption improves, and as we increase the level of vertically-integrated manufacturing services content. As a result of these various factors, our gross margin varies from period to period.

        Gross profit during fiscal year 2011 increased $367.4 million to $1.6 billion from $1.2 billion during fiscal year 2010. Gross margin increased to 5.5% of net sales in fiscal year 2011 as compared with 5.0% of net sales in fiscal 2010. The 50 basis point year over year increase in gross margin was primarily attributable to increased net sales resulting in better utilization of our capacity and absorption of our fixed costs, and in part, due to cost reduction and operational efficiency benefits related to prior years' restructuring activities. We did not incur restructuring charges during fiscal year 2011 compared to restructuring costs of $92.5 million in fiscal 2010.

        Gross profit during fiscal year 2010 decreased $62.9 million to $1.2 billion from $1.3 billion during fiscal year 2009. Gross margin increased to 5.0% of net sales in fiscal 2010 as compared with 4.1% of net sales in fiscal 2009. The 90 basis point year over year increase in gross margin was primarily attributable to an approximate 40 basis point improvement due to the Nortel bankruptcy in the prior year, an approximate 10 basis point reduction in restructuring charges recognized during fiscal year 2010, and an increase primarily attributable to improved capacity utilization as a result of cost reduction benefits derived from our restructuring activities.

        During fiscal year 2009, we incurred $145.3 million in charges related to the Nortel bankruptcy, of which $98.0 million were recorded in cost of sales. In November 2009, we agreed to a settlement with Nortel primarily related to pre-bankruptcy petition claims. As a result, we revised our estimates related to the recovery of Nortel accounts receivable, certain retirement and contractual obligations and other claims. In addition, we recovered amounts related to previously reserved inventory as a result of continuing business with Nortel post-bankruptcy. During fiscal year 2010, we recorded a net $2.3 million reduction to the original charge, which included reductions to cost of sales of $18.3 million and $26.3 million coupled with corresponding increases to selling, general and administrative expenses of $18.3 million and $24.0 million in the first and third quarters of fiscal 2010, respectively. The total impact of the original $98.0 million charge in fiscal 2009 to cost of sales coupled with the $44.6 million recovery in cost of sales during fiscal 2010 resulted in an approximate 40 basis point year over year increase in gross margin.

  Restructuring charges

        We did not incur restructuring charges during fiscal year 2011 and have completed essentially all activities associated with previously announced plans.

        We recognized restructuring charges of approximately $107.5 million during fiscal year 2010 as part of our restructuring plans previously announced in March 2009 in order to rationalize our global manufacturing capacity and infrastructure in response to weakened macroeconomic conditions. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. We classified approximately $92.4 million of these charges as cost of sales and approximately $15.1 million of these charges as selling, general and administrative expenses during fiscal year 2010. The charges recognized by reportable geographic region amounted to $45.1 million, $25.1 million and $37.3 million for Asia, the Americas and Europe, respectively. Approximately $43.1 million of these restructuring charges were non-cash. As of March 31, 2011, accrued severance and facility closure costs related to restructuring charges incurred during fiscal year 2010 were approximately $2.1 million, the entire amount of which was classified as current.

        During fiscal year 2009, we recognized restructuring charges of approximately $179.8 million related primarily to rationalizing our global manufacturing capacity and infrastructure as a result of deteriorating macroeconomic conditions. The global economic crisis and the related decline in demand for our customers' products across all of the industries we serve, caused our OEM customers to reduce their manufacturing and supply chain outsourcing and negatively impacted our capacity utilization levels. Our restructuring activities improved our operational efficiencies by reducing excess workforce and capacity. In addition to the cost reductions, these activities further shifted our manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. We classified approximately $155.1 million of these charges as cost of sales and approximately $24.7 million of these charges as selling, general and administrative expenses during fiscal year 2009. The charges recognized by reportable geographic region amounted to $96.9 million, $56.7 million and $26.2 million for Asia, the Americas and Europe, respectively. Approximately $55.8 million of these restructuring charges were non-cash. As of March 31, 2011, accrued severance and facility closure costs related to restructuring charges incurred during fiscal year 2009 was approximately $6.8 million, of which approximately $1.1 million was classified as a long-term obligation.

        Our restructuring activities improve our operational efficiencies by reducing excess workforce and capacity. The cost reductions associated with the restructuring activities, primarily reduced wages and benefits due to employee terminations, decreased depreciation expense resulting from equipment impairments and reduced costs associated with leased equipment and buildings have been achieved as anticipated. The overall impact on future operating results and cash flows from these restructuring activities is difficult to measure as there are offsetting reductions in revenues at affected locations as well as increases in certain costs at other locations related to transition activities for transferred programs or increased production ramp up costs. We do not separately track all of the interrelated components of these activities.

        Refer to Note 9, "Restructuring Charges," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.

  Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, totaled $816.3 million or 2.8% of net sales, during fiscal year 2011, compared to $767.1 million, or 3.2% of net sales, during fiscal year 2010. The increase in absolute dollars was primarily the result of increased compensation expense due to increased headcount in various corporate support activities, such as information technology and supply chain management, necessary to support the growth of our operations. Further, we realized increased costs associated with research, development and engineering activities as we continue to make investments to meet the needs of our customers. The overall decrease in SG&A as a percentage of sales during fiscal year 2011 was primarily due to our significant increase in sales as we were able to leverage our SG&A percentage down.

        Selling, general and administrative expenses, or SG&A, totaled $767.1 million or 3.2% of net sales, during fiscal year 2010, compared to $979.1 million, or 3.2% of net sales, during fiscal year 2009. The overall decreases in SG&A expense and SG&A as a percentage of sales during the fiscal year 2010 were primarily the result of our restructuring activities and discretionary cost reduction actions, and the recognition of provisions for accounts receivable from financially distressed customers of $73.3 million incurred during fiscal 2009. These decreases were partially offset by the additional charges in fiscal 2010 related to Nortel, discussed in gross profit above.

  Goodwill impairment

        During our third fiscal quarter of fiscal 2009, which ended December 31, 2008, we concluded that an interim goodwill impairment assessment was required due to the significant decline in our market capitalization, which was driven largely by deteriorating macroeconomic conditions that contributed to a considerable decrease in market multiples as well as a decline in our estimated discounted cash flows. As a result of our analysis, we recorded a non-cash impairment charge to goodwill in the amount of $5.9 billion during the quarter ended December 31, 2008 to eliminate the entire carrying value of our goodwill as of the date of the assessment. For further discussion of goodwill impairment charges recorded, see Note 2, "Summary of Accounting Policies—Goodwill and Other Intangibles" of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

  Intangible amortization

        Amortization of intangible assets in fiscal year 2011 decreased by $18.7 million to $70.9 million from $89.6 million in fiscal year 2010. The reduction in expense was primarily due to certain assets becoming fully amortized and the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time, and was partially offset by purchase accounting adjustments.

        Amortization of intangible assets in fiscal year 2010 decreased by $46.3 million to $89.6 million from $135.9 million in fiscal year 2009. The reduction in expense was primarily due to the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.

  Other charges, net

        During fiscal year 2011, we recognized charges totaling $6.3 million, consisting of a $13.2 million loss associated with the early redemption of our 6.25% Senior Subordinated Notes, and an $11.7 million loss in connection with the divestiture of certain international entities, offset by a gain of $18.6 million associated with the sale of an equity investment that was previously fully impaired.

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

  Interest and other expense, net

        Interest and other expense, net was $75.8 million during fiscal year 2011, compared to $155.6 million during fiscal year 2010, a decrease of $79.8 million. The decrease in expense was the result of reduced debt levels as we redeemed $542.1 million of certain subordinated notes during the fiscal year. Further reduction in interest expense was due to lower interest rates as a result of $847.0 million in fixed rate debt. This decrease in interest expense was partially offset by interest expense on $160.0 million borrowed under our revolving lines of credit and $379.0 million borrowed under our Asia term loans. In addition, we recognized approximately $9.2 million of income during fiscal 2011 from foreign exchange gains.

        Interest and other expense, net was $155.6 million during fiscal year 2010, compared to $231.9 million (as restated for the retrospective application of a new accounting standard) during fiscal year 2009, a decrease of $76.3 million. The decrease in expense was primarily the result of less debt outstanding during the fiscal period including the approximate $400.0 million tender and redemption of the 6.5% Senior Subordinated Notes and the $100.0 million tender of the 6.25% Senior Subordinated Notes. Further reduction in interest expense was due to lower interest rates on variable rate debt and a decrease in non-cash interest expense due to our repurchase of $260.0 million of principal value of our 1% Convertible Subordinated Notes during December 2008 and redemption of our Zero Coupon Convertible Junior Subordinated Notes in July 2009, partially offset by less interest income resulting from the reduction in other notes receivable that were sold during the third quarter of fiscal year 2010.

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

        See Note 8, "Income Taxes," of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2011, the Company had cash and cash equivalents of $1.7 billion and bank and other borrowings of $2.2 billion. The Company also had a $2.0 billion revolving credit facility, under which we had $160.0 million in borrowings outstanding as of March 31, 2011.

  Fiscal Year 2011

        Cash provided by operating activities was $857.3 million during fiscal year 2011, which resulted primarily from $596.2 million of net income for the period and $475.7 million of non-cash earnings adjustment items such as depreciation, amortization, and impairment charges, non-cash interest income, and stock compensation expense. Offsetting these cash generating activities was $221.5 million of increased working capital. Our working capital accounts increased primarily due to an increase of $664.7 million in inventories as a result of our increased production and anticipated growth, and an increase of $390.4 million in other current assets primarily attributable to $324.6 million in our deferred purchase price receivable associated with our receivables sales, which were partially offset by increases in accounts payable of $609.9 million and other current liabilities of $155.2 million, primarily driven by the timing of purchases and cash payments.

        Cash used in investing activities during fiscal year 2011 was $413.2 million. This resulted primarily from $393.9 million in capital expenditures for equipment, net of proceeds on sales, and $17.0 million, net of cash acquired, for contingent consideration and deferred purchase price payments related to four acquisitions, and payments related to two completed acquisitions. Cash used was partially offset by proceeds related to the sale of an equity investment for $18.6 million.

        Cash used in financing activities amounted to $641.7 million during fiscal year 2011. On each of May 26, 2010, August 12, 2010 and March 23, 2011, our Board of Directors authorized the repurchase of up to $200.0 million, for a combined total of $600.0 million, of our outstanding shares. During the 2011 fiscal year, we repurchased approximately 65.4 million shares at an aggregate purchase price of $400.4 million, including accrued expenses. In August 2010, we paid $240.0 million to redeem the entire principal amount of the 1% Convertible Subordinated Notes at par plus accrued interest. In December 2010, we paid approximately $308.5 million to redeem the aggregate principal balance and redemption premium of our 6.25% Senior Subordinated Notes ("6.25% Notes") plus accrued interest. In addition, we made repayments of approximately $217.1 million related to our Global Asset-Backed Securitization program effective with the adoption of new accounting standards on April 1, 2010.

        The cash used in financing activities was partially offset by $379.0 million of additional borrowings under new Asia term loan agreements and $160.0 million of borrowings under our revolving line of credit. During September 2010, we entered into two new three-year term loan agreements with certain financial institutions based in Asia and borrowed $180.0 million in the aggregate. During February 2011, we entered into a new three-year term loan agreement with a financial institution based in Asia and borrowed $200.0 million in the aggregate. Borrowings under the term loans bear interest at LIBOR plus margins ranging between 2.15% and 2.30% and we paid non-refundable fees totaling $2.4 million at the inception of certain of the loans. We have no significant borrowings outstanding that are due within the next twelve months.

  Fiscal Year 2010

        Cash provided by operating activities was $798.9 million during fiscal year 2010. This resulted primarily from $18.6 million of net income for the period before adjustments to include approximately $736.4 million of non-cash items such as depreciation, amortization, impairment charges, non-cash interest income, and stock compensation expense. Our working capital accounts increased $169.5 million on a net basis, primarily as a result of increased business volume as both accounts receivable and accounts payable increased. The reduction in other current and non current liabilities was primarily due to lower continued payout of prior obligations and accrued obligations related to acquisitions, restructuring charges and financing charges.

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

        Cash used in financing activities amounted to $713.3 million during fiscal year 2010. During June 2009, we used $203.2 million to repurchase an aggregate principal amount of $99.8 million of our 6.5% Senior Subordinated Notes due 2013 ("6.5% Notes") and an aggregate principal amount of $99.9 million of the 6.25% Notes due 2014 in a cash tender offer. On July 31, 2009, we paid $195.0 million to redeem the 0% Convertible Junior Subordinated Notes upon their maturity. On March 19, 2010, we used $306.3 million to redeem all of the remaining principle balance of $299.8 million of the 6.5% Notes.

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

        Our free cash flow, which is calculated as cash provided by operations less net purchases of property, plant and equipment, was $463.5 million, $622.5 million and $854.7 million for fiscal 2011, 2010 and 2009, respectively. Free cash flow provided liquidity to redeem debt and repurchase ordinary shares.

        For the fiscal periods indicated, certain key liquidity metrics were as follows:

Fiscal Year Ended March 31,
	2011	2010	2009
Days in trade accounts receivable	36 days	38 days	36 days
Days in inventory	43 days	47 days	44 days
Days in accounts payable	64 days	68 days	58 days
Cash conversion cycle	15 days	17 days	22 days

        Days in trade accounts receivable was calculated as the average accounts receivable, reduced by the net cash benefit recognized by the company from our asset-backed securitization programs, for the current and prior fiscal years divided by annualized sales for the fiscal year by day. During the fiscal year ended March 31, 2011, days in trade accounts receivable decreased by two days to 36 days compared to the fiscal year ended March 31, 2010 as we were able to increase our sales by a greater percentage than our accounts receivable as a result of lower purchases during our fourth quarter. Deferred purchase price receivables included in trade receivables were $460.0 million, $135.4 million and $123.8 million for the years ended March 31, 2011, 2010 and 2009, respectively. Deferred purchase price receivables were recorded in Other current assets in the Consolidated Balance Sheets.

        Days in inventory was calculated as the average inventory for the current and prior fiscal years divided by cost of sales for the fiscal year by day. During the fiscal year ended March 31, 2011, days in inventory decreased four days compared to the fiscal year ended March 31, 2010. The decrease in days in inventory is primarily attributable to the timing of purchases and cash payments.

        Days in accounts payable was calculated as the average accounts payable for the current and prior fiscal years divided by annualized cost of sales for the fiscal year by day. During the fiscal year ended March 31, 2011, days in accounts payable decreased four days to 64 days compared to the fiscal year ended March 31, 2010 primarily due to decreased purchases of inventory in our fourth quarter.

        Cash conversion cycle was calculated as days in trade receivables plus days in inventory, minus days in accounts payable. Cash conversion cycle is a measure of how efficient we are at managing our working capital. For the fiscal year ended March 31, 2011, our cash conversion cycle decreased two days to 15 days as compared with the fiscal year ended March 31, 2010 and decreased seven days compared to the fiscal year ended March 31, 2009.

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

        Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also continuously sell a designated pool of trade receivables under asset-backed securitization programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements, to certain third-party banking institutions with limited recourse. In connection with new accounting standards that we adopted during the first quarter of fiscal year 2011, the accounts receivable factoring and the Global and North America Asset-Backed Securitization programs were amended such that the accounts receivables sold under these programs continue to be removed from our balance sheets. A portion of the purchase price is paid in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets, and is recognized at fair value as part of the sale transaction. As of March 31, 2011 and 2010, we had sold receivables for cash totaling $654.7 million and $581.3 million, respectively, net of our participation through asset-backed security and other financing arrangements, which are not included in our Consolidated Balance Sheets. As of March 31, 2011 and 2010, the deferred purchase price receivable was approximately $460.0 million and $135.4 million, respectively and was recorded in Other current assets in our Consolidated Balance Sheets.

        We anticipate that we will enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth. The sale or issuance of equity or convertible debt securities could result in dilution to current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations and could increase debt service obligations. This increased indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit our ability to access additional capital or execute our business strategy. Any downgrades in credit ratings could adversely affect our ability to borrow as a result of more restrictive borrowing terms. We continue to asses our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        We have a $2.0 billion revolving credit facility that expires in May 2012. As of March 31, 2011, there was $160.0 million of borrowings outstanding under the credit facility. The credit facility requires that we maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined. As of March 31, 2011, we were in compliance with the covenants under the credit facility.

        We and certain of our subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $321.6 million in the aggregate under which there were approximately $1.6 million of borrowings outstanding as of March 31, 2011.

        We have approximately $1.7 billion of borrowings outstanding under a term loan facility as of March 31, 2011. Of this amount, approximately $500.0 million matures in October 2012, and the remainder matures in October 2014. Loans under the facility amortize in quarterly installments in an amount equal to 1% per annum. The facility requires that we maintain a maximum ratio of total indebtedness to EBITDA, and as of March 31, 2011, we were in compliance with the covenants under the facility.

        We have approximately $379.0 million of borrowings outstanding under the Asia term loan agreements as of March 31, 2011. The term loan agreements mature in September 2013 and February 2014. Borrowings under the term loans bear interest at LIBOR plus margins ranging between 2.15% and 2.30% and we paid non-refundable fees of $2.4 million at the inception of the loans.

        Refer to the discussion in Note 4, "Bank Borrowings and Long-Term Debt" of the Notes to Consolidated Financial Statements for further details of the Company's debt obligations.

        We have purchase obligations that arise in the normal course of business, primarily consisting of binding purchase orders for inventory related items and capital expenditures. Additionally, we have leased certain of our equipment under capital lease commitments, and certain of our facilities and equipment under operating lease commitments.

        Future payments due under our purchase obligations, debt and related interest obligations and operating lease contracts are as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In thousands)
Contractual Obligations:
Purchase obligations	$3,425,127	$3,425,127	$—	$—	$—
Long-term debt and capital lease obligations	2,220,374	21,198	1,038,727	1,155,822	4,627
Interest on long-term debt obligations	146,880	53,167	77,817	15,433	463
Operating leases, net of subleases	580,366	136,925	198,420	107,411	137,610

Total contractual obligations	$6,372,747	$3,636,417	$1,314,964	$1,278,666	$142,700

        Borrowings under our term loan facility bear interest, at the Company's option, either at (i) the base rate (the greater of the agent's prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. Interest expense in the table above is estimated based on LIBOR as of March 31, 2011.

        We have excluded $134.6 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic cash settlements with the respective taxing authorities. See Note 8, "Income Taxes" of the Notes to Consolidated Financial Statements for further details.

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

        Effective September 29, 2010, the Global Asset-Backed Securitization agreement was amended to provide for the sale by the special purpose entity of 100% of the pool of receivables to an unaffiliated financial institution. Following their sale, these receivables are removed from our balance sheet. We continuously sell a designated pool of trade receivables under this program to the special purpose entity, which in turn sells the receivables to an unaffiliated financial institution under this program, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold which are not paid for in cash. The deferred purchase price receivable we retain serves as additional credit support to the financial institution and is recorded at its estimated fair value. The fair value of our deferred purchase price receivable was approximately $361.9 million as of March 31, 2011.

        As a result of new accounting guidance effective April 1, 2010 and an amendment to our North American Asset-Backed Securitization program, 100% of the accounts receivable sold under this program are removed from our balance sheet. We continuously sell a designated pool of trade receivables under this program to a special purpose entity, which in turn sells these receivables to investment conduits administered by an unaffiliated financial institution under this program, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold which are not paid for in cash. The deferred purchase price receivable we retain serves as additional credit support to the investment conduits and is recorded at its estimated fair value. The fair value of our deferred purchase price receivable was approximately $98.1 million as of March 31, 2011.

        Refer to Note 2, "Summary of Accounting Policies—Recent Accounting Pronouncements" of the Notes to Consolidated Financial Statements for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

        Refer to Note 2, "Summary of Accounting Policies" of the Notes to the Consolidated Financial Statements for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments with maturities of three months or less from original dates of purchase. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to 20% of the issuer's or fund's total assets measured at the time of purchase or $10.0 million, whichever is greater. We protect our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2011, the outstanding amount in the investment portfolio was $0.4 billion, comprised mainly of money market funds with an average return of 1.53%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

        We had variable rate debt outstanding of approximately $2.2 billion as of March 31, 2011. Variable rate debt obligations primarily consisted of borrowings under the $1.7 billion term loan facility. Interest on the term loan facility is based at our option on either (i) the base rate (the greater of the agent's prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. We also have a $2.0 billion revolving credit facility under which we had $160.0 million of borrowings outstanding as of March 31, 2011. Interest on this facility is based at our option on either (i) the base rate (the greater of the agent's prime rate or the federal funds rate plus 0.50%); or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 0.50% and 1.25%, based on our credit ratings.

        During our 2011 fiscal year we entered into three Asia term loan agreements totaling $380.0 million in variable rate debt, of which the amount outstanding at March 31, 2011 was $379.0 million. Borrowings under the Asia term loans bear interest at LIBOR plus 2.15% to 2.30% and we paid non-refundable fees of $2.4 million at the inception of certain of the loans. Variable rate debt also included demand notes and certain variable lines of credit. These credit lines are located throughout the world and variable interest is generally based on a spread over that country's inter-bank offering rate.

        Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily due to the current low interest rates a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

        As of March 31, 2011, the approximate fair value of our debt outstanding under our $1.7 billion term loan facility was 99.3%, of the face value of the debt obligation, based on broker trading prices. Our Asia term loans are not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximate those of the $1.7 billion term loan facility, management estimates the respective fair values would be approximately the same.

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

        We endeavor to maintain a fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward and swap contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution was not material. The gains and losses on forward and swap contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency forward and swap contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2011 amounted to $2.4 billion and the recorded fair values of the associated asset and/or liability were not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle in Australian dollar, Brazilian real, British pound, Canadian dollar, China renminbi, Czech koruna, Danish krone, Euro, Hungarian forint, Indian rupee, Israeli shekel, Japanese yen, Malaysian ringgit, Mexican peso, Norwegian krone, Polish zloty, Romanian lei, Singapore dollar, Swedish krona, Swiss franc, Taiwan dollar and U.S. dollar.

        Based on our overall currency rate exposures as of March 31, 2011, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

        We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 23, 2011

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2011	2010
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,748,471	$1,927,556
Accounts receivable, net of allowance for doubtful accounts of $13,388 and $13,163 as of March 31, 2011 and 2010, respectively	2,629,633	2,438,950
Inventories	3,550,286	2,875,819
Other current assets	1,125,809	747,676

Total current assets	9,054,199	7,990,001
Property and equipment, net	2,141,063	2,118,576
Goodwill and other intangible assets, net	213,083	254,717
Other assets	224,807	279,258

Total assets	$11,633,152	$10,642,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$21,179	$266,551
Accounts payable	5,081,898	4,447,968
Accrued payroll	381,188	347,324
Other current liabilities	1,344,666	1,285,368

Total current liabilities	6,828,931	6,347,211
Long-term debt and capital lease obligations, net of current portion	2,199,195	1,990,258
Other liabilities	310,330	320,516
Commitments and contingencies (Note 7)
Shareholders' equity
Ordinary shares, no par value; 830,745,010 and 843,208,876 issued, and 756,993,938 and 813,429,154 outstanding as of March 31, 2011 and 2010, respectively	8,865,556	8,924,769
Treasury stock, at cost; 73,751,072 and 29,779,722 shares as of March 31, 2011 and 2010, respectively	(523,110)	(260,074)
Accumulated deficit	(6,068,504)	(6,664,723)
Accumulated other comprehensive income (loss)	20,754	(15,405)

Total shareholders' equity	2,294,696	1,984,567

Total liabilities and shareholders' equity	$11,633,152	$10,642,552

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net sales	$28,679,925	$24,110,733	$30,948,575
Cost of sales	27,094,999	22,800,733	29,513,011
Restructuring charges	—	92,458	155,134

Gross profit	1,584,926	1,217,542	1,280,430
Selling, general and administrative expenses	816,349	767,134	979,060
Intangible amortization	70,913	89,615	135,872
Goodwill impairment charge	—	—	5,949,977
Restructuring charges	—	15,070	24,651
Other charges, net	6,267	206,895	89,262
Interest and other expense, net	75,800	155,603	231,917

Income (loss) before income taxes	615,597	(16,775)	(6,130,309)
Provision for (benefit from) income taxes	19,378	(35,369)	5,209

Net income (loss)	$596,219	$18,594	$(6,135,518)

Earnings (loss) per share:
Net income (loss):
Basic	$0.77	$0.02	$(7.47)

Diluted	$0.75	$0.02	$(7.47)

Weighted-average shares used in computing per share amounts:
Basic	777,315	811,677	820,955

Diluted	790,192	821,112	820,955

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Net income (loss)	$596,219	$18,594	$(6,135,518)
Other comprehensive income:
Foreign currency translation adjustments	12,883	16,409	(32,357)
Unrealized gain (loss) on derivative instruments, and other income (loss)	23,276	25,635	(22,983)

Comprehensive income (loss)	$632,378	$60,638	$(6,190,858)

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares
				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Retained Earnings (Deficit)		Total Shareholders' Equity
	(In thousands)
BALANCE AT MARCH 31, 2008	835,203	$8,790,740	$(547,799)	$(2,109)	$8,240,832
Repurchase of ordinary shares at cost	(29,780)	(260,074)	—	—	(260,074)
Issuance of ordinary shares for acquisitions	141	270	—	—	270
Exercise of stock options	2,243	13,848	—	—	13,848
Issuance of vested shares under share bonus awards	1,826	—	—	—	—
Net loss	—	—	(6,135,518)	—	(6,135,518)
Stock-based compensation, net of tax	—	57,150	—	—	57,150
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	—	—	—	(22,983)	(22,983)
Foreign currency translation	—	—	—	(32,357)	(32,357)

BALANCE AT MARCH 31, 2009	809,633	8,601,934	(6,683,317)	(57,449)	1,861,168
Exercise of stock options	2,497	6,026	—	—	6,026
Issuance of vested shares under share bonus awards	1,299	—	—	—	—
Net income	—	—	18,594	—	18,594
Stock-based compensation, net of tax	—	56,735	—	—	56,735
Unrealized gain (loss) on derivative instruments, and other income (loss), net of taxes	—	—	—	25,635	25,635
Foreign currency translation	—	—	—	16,409	16,409

BALANCE AT MARCH 31, 2010	813,429	8,664,695	(6,664,723)	(15,405)	1,984,567
Repurchase of ordinary shares at cost	(65,411)	(400,400)	—	—	(400,400)
Exercise of stock options	6,217	23,299	—	—	23,299
Issuance of vested shares under share bonus awards	2,759	—	—	—	—
Net income	—	—	596,219	—	596,219
Stock-based compensation, net of tax	—	54,852	—	—	54,852
Unrealized gain (loss) on derivative instruments, and other income (loss)	—	—	—	23,276	23,276
Foreign currency translation	—	—	—	12,883	12,883

BALANCE AT MARCH 31, 2011	756,994	$8,342,446	$(6,068,504)	$20,754	$2,294,696

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$596,219	$18,594	$(6,135,518)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	471,668	707,530	693,597
Goodwill impairment charge	—	—	5,949,977
Provision for doubtful accounts	4,043	44,066	73,845
Non-cash interest income and other	2,831	36,583	(35,553)
Stock-based compensation	55,237	56,474	56,914
Deferred income taxes and other non-cash income taxes	(51,198)	(108,272)	(19,899)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	26,519	(121,194)	1,025,434
Inventories	(664,738)	141,754	1,128,936
Other current and noncurrent assets	(337,057)	19,189	242,525
Accounts payable	609,868	413,053	(1,212,108)
Other current and noncurrent liabilities	143,952	(408,861)	(451,371)

Net cash provided by operating activities	857,344	798,916	1,316,779

Cash flows from investing activities:
Purchases of property and equipment	(470,702)	(234,517)	(513,987)
Proceeds from the disposition of property, plant, and equipment	76,833	58,054	51,908
Acquisition of businesses, net of cash acquired	(16,966)	(75,901)	(214,496)
Proceeds from divestitures of operations, net	625	—	5,269
Other investments and notes receivable, net	(3,031)	260,188	26,450

Net cash provided by (used in) investing activities	(413,241)	7,824	(644,856)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	3,737,631	792,856	11,259,472
Repayments of bank borrowings and long-term debt	(3,686,731)	(1,002,668)	(11,433,848)
Payments for early repurchase of long-term debt	(315,495)	(509,486)	(226,199)
Payments for repurchases of ordinary shares	(400,400)	—	(260,074)
Proceeds from exercise of stock options	23,299	6,026	13,848

Net cash (used in) financing activities	(641,696)	(713,272)	(646,801)

Effect of exchange rates on cash	18,508	12,202	76,816

Net change in cash and cash equivalents	(179,085)	105,670	101,938
Cash and cash equivalents, beginning of year	1,927,556	1,821,886	1,719,948

Cash and cash equivalents, end of year	$1,748,471	$1,927,556	$1,821,886

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY

        Flextronics International Ltd. ("Flextronics" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years by a combination of internal expansion and acquisitions. The Company is a leading provider of advanced design and electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs") of a broad range of products in the following markets: infrastructure; mobile communication devices; computing; consumer digital devices; industrial, semiconductor capital equipment, clean technology, aerospace and defense, and white goods; automotive and marine; and medical devices. The Company's strategy is to provide customers with a full range of vertically-integrated global supply chain services through which the Company designs, builds, ships and services a complete packaged product for its OEM customers. OEM customers leverage the Company's services to meet their product requirements throughout the entire product life cycle.

        The Company's service offerings include rigid and flexible printed circuit board fabrication, systems assembly and manufacturing (including enclosures, testing services, materials procurement and inventory management), logistics, after-sales services (including product repair, warranty services, re-manufacturing and maintenance) and multiple component product offerings. Additionally, the Company provides market-specific design and engineering services ranging from contract design services ("CDM"), where the customer purchases services on a time and materials basis, to original product design and manufacturing services, where the customer purchases a product that was designed, developed and manufactured by the Company (commonly referred to as original design manufacturing, or "ODM"). ODM products are then sold by the Company's OEM customers under the OEM's brand names. The Company's CDM and ODM services include user interface and industrial design, mechanical engineering and tooling design, electronic system design and printed circuit board design.

2. SUMMARY OF ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

        The Company's third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year. The first fiscal quarter ended on July 2, 2010, July 3, 2009 and June 27, 2008, respectively and the second fiscal quarter ended on October 1, 2010, October 2, 2009 and September 26, 2008, respectively. Amounts included in the consolidated financial statements are expressed in U.S. dollars unless otherwise designated.

        The accompanying consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. As of March 31, 2011 and 2010, noncontrolling interest was not material. The associated noncontrolling owners' interest in the income or losses of these companies has not been material to the Company's results of operations for fiscal years 2011, 2010 and 2009, and has been classified within Interest and other expense, net, in the consolidated statements of operations.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, intangible assets and goodwill; asset impairments; fair values of financial instruments including investments, notes receivable and derivative instruments; restructuring charges; contingencies; fair values of assets and liabilities obtained in business combinations and the fair values of stock options and share bonus awards granted under the Company's stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

  Translation of Foreign Currencies

        The financial position and results of operations for certain of the Company's subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries' financial statements are reported as a separate component of shareholders' equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and re-measurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results. Non-functional currency transaction gains and losses, and re-measurement adjustments were not material to the Company's consolidated results of operations for fiscal years 2011, 2010 and 2009, and have been classified as a component of interest and other expense, net in the consolidated statement of operations.

  Revenue Recognition

        The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. The Company makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to the consolidated financial statements for the 2011, 2010 and 2009 fiscal years.

        The Company provides services for its customers that range from contract design to original product design to repair services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Net sales for services were less than 10% of the Company's total sales in the 2011, 2010 and 2009 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

  Customer Credit Risk

        The Company has an established customer credit policy, through which it manages customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. The Company performs ongoing credit evaluations of its customers' financial condition and makes provisions for doubtful accounts based on the outcome of those credit evaluations. The Company evaluates the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent the Company identifies exposures as a result of credit or customer evaluations, the Company also reviews other customer related exposures, including but not limited to inventory and related contractual obligations.

        During fiscal year 2009, the Company incurred $262.7 million of charges relating to Nortel and other customers that filed for bankruptcy or restructuring protection or otherwise experienced significant financial and liquidity difficulties. Of these charges, the Company classified approximately $189.5 million in cost of sales related to the write-down of inventory and associated contractual obligations and $73.3 million as selling, general and administrative expenses for provisions for doubtful accounts during fiscal year 2009. In November 2009, the Company agreed to a settlement with Nortel primarily related to pre-bankruptcy petition claims and revised its estimates related to the recovery of Nortel accounts receivable, certain retirement and contractual obligations and other claims. In addition, the Company has continued to recover amounts related to previously reserved inventory as a result of continuing business with Nortel post bankruptcy. As a result, during fiscal year 2010, the Company recorded a net $2.3 million reduction to the original charge. During fiscal year 2011, the Company reached settlements relating to the majority of the outstanding claims, which did not result in a material impact to the financial statements. The Company does not expect to incur any additional charges relating to Nortel or the other customers referenced above.

  Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash and cash equivalents, investments, and derivative instruments.

        The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2011, 2010 and 2009:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2009	$16,732	$73,845	$(61,557)	$29,020
Year ended March 31, 2010	$29,020	$44,066	$(59,923)	$13,163
Year ended March 31, 2011	$13,163	$4,043	$(3,818)	$13,388

        One customer accounted for approximately 11% of the Company's net sales in fiscal 2011. Two different customers accounted for approximately 10% and 11% of the Company's net sales in fiscal years 2010 and 2009. The Company's ten largest customers accounted for approximately 52%, 47% and

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

50% of its net sales, in fiscal years 2011, 2010 and 2009, respectively. As of March 31, 2011 and 2010, no single customer accounted for greater than 10% of the Company's total accounts receivable.

        The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. These financial institutions are located in many different locations throughout the world. The Company's cash equivalents are primarily comprised of cash deposited in checking and money market accounts. The Company's investment policy limits the amount of credit exposure to 20% of the issuer's or the fund's total assets measured at the time of purchase or $10.0 million, whichever is greater.

        The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To manage counterparty risk, the Company limits its derivative transactions to those with recognized financial institutions. See additional discussion of derivatives at Note 5.

  Cash and Cash Equivalents

        All highly liquid investments with maturities of three months or less from original dates of purchase are carried at cost, which approximates fair market value, and are considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking accounts, money market funds and time deposits.

        Cash and cash equivalents consisted of the following:

	As of March 31,
	2011	2010
	(In thousands)
Cash and bank balances	$1,372,711	$715,146
Money market funds and time deposits	375,760	1,212,410

	$1,748,471	$1,927,556

  Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of March 31,
	2011	2010
	(In thousands)
Raw materials	$2,271,944	$1,874,244
Work-in-progress	579,047	480,216
Finished goods	699,295	521,359

	$3,550,286	$2,875,819

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

  Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which are amortized over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following:

		As of March 31,
	Depreciable Life (In Years)
		2011	2010
		(In thousands)
Machinery and equipment	3 - 10	$2,515,669	$2,286,988
Buildings	30	1,019,970	963,460
Leasehold improvements	up to 30	279,981	250,373
Furniture, fixtures, computer equipment and software	3 - 7	389,853	367,206
Land	—	134,187	137,959
Construction-in-progress	—	102,016	145,925

		4,441,676	4,151,911
Accumulated depreciation and amortization		(2,300,613)	(2,033,335)

Property and equipment, net		$2,141,063	$2,118,576

        Total depreciation expense associated with property and equipment amounted to approximately $397.3 million, $375.9 million and $385.5 million in fiscal years 2011, 2010 and 2009, respectively. Property and equipment excludes assets no longer in use and held for sale as a result of restructuring activities, as discussed in Note 9.

        The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Refer to Note 9, "Restructuring Charges" for a discussion of impairment charges recorded in fiscal year 2009.

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

  Accounting for Business and Asset Acquisitions

        The Company has actively pursued business and asset acquisitions, which are accounted for using the acquisition method of accounting. The fair value of the net assets acquired and the results of the acquired businesses are included in the Company's Consolidated Financial Statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

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

        The Company estimates the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. Contingent consideration is recorded at fair value as of the date of the acquisition with subsequent adjustments recorded in earnings. Changes to valuation allowances on acquired deferred tax assets are recognized in the provision for, or benefit from, income taxes. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on the Company's consolidated operating results or financial position.

  Goodwill and Other Intangibles

        Goodwill is tested for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. The Company has one reporting unit: Electronic Manufacturing Services. If the recorded value of the assets, including goodwill, and liabilities ("net book value") of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. The Company completed its annual impairment test during its fourth quarter of fiscal year 2011 and determined that no impairment existed as of the date of the impairment test. The fair value of the reporting unit significantly exceeded the carrying value.

        During its third fiscal quarter of 2009, which ended December 31, 2008, the Company concluded that an interim goodwill impairment analysis was required. Pursuant to the accounting guidance for goodwill and other intangible assets, the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of the Company is compared to its carrying value. In connection with the preparation of interim financial statements for the period ended December 31, 2008, management completed a valuation of the Company, which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections, and concluded the estimated fair value of the Company was less than its net book value. Accordingly the guidance required a second step to determine the implied fair value of the Company's goodwill, and to compare it to the carrying value of the Company's goodwill. This second step included valuing all of the tangible and intangible assets and liabilities of the Company as if it had been acquired in a business combination, including valuing all of the Company's intangible assets even if they were not currently recorded to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill as of that date was zero. As a result, the Company recognized a non-cash impairment charge of approximately $5.9 billion during the quarter ended December 31, 2008 to write-off the entire carrying value of its goodwill.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        The following table summarizes the activity in the Company's goodwill account during fiscal years 2011 and 2010:

	As of March 31,
	2011	2010
	(In thousands)
Balance, beginning of the year, net of accumulated impairment of $5,949,977	$84,360	$36,776
Additions(1)	7,119	17,635
Purchase accounting adjustments and reclassification to other intangibles(2)	1,170	31,646
Foreign currency translation adjustments	558	(1,697)

Balance, end of period, net of accumulated impairment of $5,949,977	$93,207	$84,360

(1)
For fiscal years 2011 and 2010, additions were attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. Refer to the discussion of the Company's acquisitions in Note 11, "Business and Asset Acquisitions and Divestitures."

(2)
Includes adjustments and reclassifications resulting from management's review and finalization of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition, based on management's estimates. Adjustments and reclassifications during fiscal years 2011 and 2010 were attributable to purchase accounting adjustments for certain historical acquisitions that were not individually, nor in the aggregate, significant to the Company. Refer to the discussion of the Company's acquisitions in Note 11, "Business and Asset Acquisitions and Divestitures."

        The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets concurrent with its testing of goodwill for impairment for the period ended March 31, 2011 and concluded that such amounts continued to be recoverable.

        Intangible assets are comprised of customer-related intangibles, which primarily include contractual agreements and customer relationships; and licenses and other intangibles, which is primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Generally customer-related intangibles are amortized on an accelerated method based on expected cash flows, generally over a period of up to eight years, and licenses and other intangibles generally over a period of up to seven years. No residual value is estimated for any intangible assets. During fiscal years 2011 and 2010, the Company did not have any material additions to intangible assets. The fair value of the Company's intangible assets purchased through business combinations is principally determined based on

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

management's estimates of cash flow and recoverability. The components of acquired intangible assets are as follows:

	As of March 31, 2011			As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer-related intangibles	$378,412	$(283,732)	$94,680	$506,595	$(355,409)	$151,186
Licenses and other intangibles	44,915	(19,719)	25,196	54,792	(35,621)	19,171

Total	$423,327	$(303,451)	$119,876	$561,387	$(391,030)	$170,357

        Total intangible amortization expense recognized during fiscal years 2011, 2010 and 2009 was $70.9 million, $89.6 million and $135.9 million, respectively. As of March 31, 2011, the weighted-average remaining useful lives of the Company's intangible assets were approximately 2.0 years and 3.5 years for customer-related intangibles, and licenses and other intangibles, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2012	$44,986
2013	31,234
2014	21,173
2015	11,400
2016	5,669
Thereafter	5,414

Total amortization expense	$119,876

  Derivative Instruments and Hedging Activities

        All derivative instruments are recognized on the consolidated balance sheet at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is measured quarterly based on a regression of the forward rate on the derivative instrument against the forward rate for the furthest time period the hedged item can be recognized and still be within the documented hedge period. The effective portion of changes in the fair value of the derivative instrument is recognized in shareholders' equity as a separate component of accumulated other comprehensive income, and recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Additional information is included in Note 5.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

  Other Current Assets / Other Assets

        Other current assets includes approximately $460.0 million as of March 31, 2011 for the deferred purchase price receivable from our Global and North American Asset-Backed Securitization programs and approximately $135.4 million as of March 31, 2010 for the deferred purchase price receivable and investment participation in the qualified special purpose entity from the Global Asset-Backed Securitization program. See Note 6 for additional information regarding the Company's participation in its trade receivables securitization programs.

        The Company has certain equity investments in, and notes receivable from, non-publicly traded companies, which are included within other assets in the Company's consolidated balance sheets. Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20%, or has the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. The Company monitors these investments for impairment indicators and makes appropriate reductions in carrying values as required. Fair values of these investments, when required, are estimated using unobservable inputs, primarily discounted cash flow projections.

        As of March 31, 2011 and 2010, the Company's equity investments in non-majority owned companies totaled $34.0 million and $27.3 million, respectively, of which $1.7 million and $1.9 million, respectively, were accounted for using the equity method. The equity in the earnings or losses of the Company's equity method investments were not material to the consolidated results of operations for fiscal years 2011, 2010 and 2009.

        During fiscal 2011, the Company recognized a gain of approximately $18.6 million, associated with the sale of an equity investment that was previously fully impaired, which is included in Other charges, net in the Consolidated Statement of Operations.

        During fiscal 2010, total impairment charges related to the Company's equity investments and notes receivable for fiscal year 2010 were approximately $199.4 million and are included in Other charges, net in the Consolidated Statements of Operations. During fiscal year 2009, the Company recognized an approximate $74.1 million impairment charge to write-down notes receivable from an affiliate to its expected recoverable amount, which was included in Other charges, net in the Consolidated Statements of Operations.

  Restructuring Charges

        The Company recognizes restructuring charges related to its plans to close or consolidate excess manufacturing and administrative facilities. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.

        The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company's actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 9 for additional information regarding restructuring charges.

  Stock-Based Compensation

  Equity Compensation Plans

        The Company historically granted equity compensation awards to acquire the Company's ordinary shares under four plans, the 2001 Equity Incentive Plan, the 2002 Interim Incentive Plan, the Solectron Corporation 2002 Stock Plan and the 2004 Award Plan for New Employees, which we refer to in this note as the Company's Prior Plans. As of March 31, 2011, the Company grants equity compensation awards under the 2010 Equity Incentive Plan (the "2010 Plan"), which was approved and adopted by the Company's shareholders at the Company's 2010 Annual General Meeting on July 23, 2010. Since the adoption of the 2010 Plan, no further awards are made under the Prior Plans and ordinary shares available for future grant under such Prior Plans became available for grant under the 2010 Plan including shares subject to outstanding equity awards under such Prior Plans that become available for future grants as a result of the forfeiture, expiration or termination of such awards under the Prior Plans. As of March 31, 2011, the Company had approximately 56.4 million shares available for grants under the 2010 Plan. Options issued to employees under the 2010 Plan generally vest over four years and expire seven years from the date of grant. Options granted to non-employee directors expire five years from the date of grant.

        The exercise price of options granted under the Company's equity compensation plans is determined by the Company's Board of Directors or the Compensation Committee and may not be less than the closing price of the Company's ordinary shares on the date of grant.

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

  Stock-Based Compensation Expense

        The following table summarizes the Company's stock-based compensation expense:

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Cost of sales	$10,249	$10,847	$9,283
Selling, general and administrative expenses	44,988	45,627	47,631

Total stock-based compensation expense	$55,237	$56,474	$56,914

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        As required by the authoritative guidance for stock-based compensation, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. Total stock-based compensation capitalized as part of inventory during the fiscal years ended March 31, 2011 and 2010 was not material.

        As of March 31, 2011, the total compensation cost related to unvested stock options granted to employees under the Company's equity compensation plans, but not yet recognized, was approximately $30.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years and will be adjusted for estimated forfeitures. As of March 31, 2011, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the Company's equity compensation plans was approximately $83.9 million. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for estimated forfeitures. Approximately $22.8 million of the unrecognized compensation cost is related to share bonus awards where vesting is contingent upon meeting both a service requirement and achievement of longer-term goals. As of March 31, 2011, achievement of these goals was probable for 322,500 of these awards and approximately $3.2 million of compensation expense related to the awards expected to vest was recognized in fiscal year 2011.

        Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows pursuant to the authoritative guidance. During fiscal years 2011, 2010 and 2009, the Company did not recognize any excess tax benefits as a financing cash inflow related to its equity compensation plans.

  Determining Fair Value

        Valuation and Amortization Method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of share bonus awards granted is the closing price of the Company's ordinary shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period. For share bonus awards where vesting is contingent upon both a service and a performance condition, compensation expense is recognized on a graded attribute basis over the respective requisite service period of the award when achievement of the performance condition is considered probable.

        Expected Term—The Company's expected term used in the Black-Scholes valuation method represents the period that the Company's stock options are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock options, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock options.

        Expected Volatility—The Company's expected volatility used in the Black-Scholes valuation method is derived from a combination of implied volatility related to publicly traded options to purchase Flextronics ordinary shares and historical variability in the Company's periodic stock price.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        Expected Dividend—The Company has never paid dividends on its ordinary shares and currently does not intend to do so in the near term, and accordingly, the dividend yield percentage is zero for all periods.

        Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected term of the option.

        The fair value of the Company's stock options granted to employees for fiscal years 2011, 2010 and 2009, other than those granted in connection with the option exchange in fiscal year 2010 and those with market criteria discussed below, was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2011	2010	2009
Expected term	4.1 years	4.5 years	4.2 years
Expected volatility	46.9%	53.8%	51.0%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	1.3%	2.2%
Weighted-average fair value	$2.80	$2.75	$2.22

        Options granted during the 2011, 2010 and 2009 fiscal years had contractual lives of seven years.

        During the 2009 fiscal year, 2.7 million options were granted to certain key employees which vest over a period of four years. These options expire seven years from the date of grant and are exercisable only when the Company's stock price is $12.50 per share, or above. The fair value of these options was estimated to be $4.25 per option and were calculated using a lattice model.

  Stock-Based Awards Activity

        On July 14, 2009, the Company launched an exchange offer under which eligible employees had the opportunity to voluntarily exchange their eligible outstanding stock options for a lesser amount of replacement stock options with new exercise prices equal to the closing price of the Company's ordinary shares on the date of exchange (the "Exchange"). The Exchange offer was not open to the Company's Board of Directors or its executive officers. To be eligible for exchange an option must: (i) have had an exercise price of at least $10.00 per share, (ii) have been outstanding, and (iii) have been granted at least 12 months prior to the commencement date of the Exchange offer. All replacement option grants were subject to a vesting schedule of two, three or four years from the date of grant of the replacement options depending on the remaining vesting period of the option grants surrendered for cancellation in the Exchange. Stock options with exercise prices between $10.00 and $11.99 were exchangeable for new options at a rate of 1.5 existing options per new option grant, and stock options with exercise prices of $12.00 or more were exchangeable at a rate of 2.4 existing options per new option grant. Outstanding options covering approximately 29.8 million shares were eligible to participate in the Exchange.

        The Exchange was completed on August 11, 2009. Approximately 27.9 million stock options were tendered in the Exchange, and approximately 16.9 million replacement options were granted with an exercise price of $5.57, a weighted average vesting term of 1.58 years, and a contractual life of 7 years. The Exchange was accounted for as a modification of the existing option awards tendered in the

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

Exchange. As a result of the Exchange, the Company will recognize approximately $1.8 million in incremental compensation expense over the expected service period of the replacement grants' vesting terms.

        The following is a summary of option activity for the Company's equity compensation plans, ("Price" reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2011		2010		2009
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of fiscal year	62,868,569	$7.16	81,927,879	$9.13	52,541,413	$11.67
Granted	2,063,748	7.21	869,600	6.17	43,586,251	6.21
Granted under option exchange program	—	—	16,867,452	5.57	—	—
Exercised	(6,215,867)	7.44	(2,496,254)	6.54	(2,242,639)	6.13
Forfeited	(4,773,992)	6.55	(6,376,879)	9.50	(11,957,146)	10.16
Cancelled under option exchange program	—	—	(27,923,229)	11.85	—	—

Outstanding, end of fiscal year	53,942,458	$7.61	62,868,569	$7.16	81,927,879	$9.13

Options exercisable, end of fiscal year	34,237,404	$9.23	24,989,665	$10.71	34,329,956	$12.51

        The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise) under the Company's equity compensation plans was $22.9 million, $10.3 million and $6.3 million during fiscal years 2011, 2010 and 2009, respectively.

        Cash received from option exercises under all equity compensation plans was $23.3 million, $6.0 million and $13.8 million for fiscal years 2011, 2010 and 2009, respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        The following table presents the composition of options outstanding and exercisable as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 1.94 - $ 2.26	14,120,595	4.72	$2.21	4,933,133	$2.19
$ 3.39 - $ 5.75	12,506,064	5.36	5.55	6,506,154	5.56
$ 5.87 - $ 7.07	1,481,659	3.86	6.31	756,198	5.92
$ 7.08 - $10.59	12,623,012	3.85	9.64	8,855,491	9.69
$10.67 - $11.41	1,517,458	4.84	11.13	1,496,925	11.13
$11.53 - $13.98	8,094,953	3.44	12.42	8,090,786	12.42
$14.34 - $23.02	3,598,717	2.32	17.09	3,598,717	17.09

$ 1.94 - $23.02	53,942,458	4.29	$7.61	34,237,404	$9.23

Options vested and expected to vest	52,893,459	4.27	$7.66

        As of March 31, 2011, the aggregate intrinsic value for options outstanding, options vested and expected to vest (which includes adjustments for expected forfeitures), and options exercisable were $100.2 million, $97.3 million and $39.7 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2011 for the approximately 28.6 million options that were in-the-money at March 31, 2011. As of March 31, 2011, the weighted average remaining contractual life for options exercisable was 3.9 years.

        The following table summarizes the Company's share bonus award activity ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2011		2010		2009
	Shares	Price	Shares	Price	Shares	Price
Unvested share bonus awards outstanding, beginning of fiscal year	8,801,609	$10.31	10,456,905	$10.31	8,866,364	$10.70
Granted	9,739,375	7.01	523,229	7.08	4,364,194	9.30
Vested	(2,758,593)	10.37	(1,299,357)	8.98	(1,825,252)	9.41
Forfeited	(1,980,449)	9.74	(879,168)	10.40	(948,401)	11.08

Unvested share bonus awards outstanding, end of fiscal year	13,801,942	$8.04	8,801,609	$10.31	10,456,905	$10.31

        Of the unvested share bonus awards granted under the Company's equity compensation plans during fiscal year 2011, 1,200,000 represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting a certain market condition. The number of shares that ultimately will vest are based on a measurement of Flextronics's total shareholder return against the Standard and Poor's ("S&P") 500 Composite Index. The actual number of shares issued can range

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

from zero to 1,800,000. These awards vest over a period of four years, subject to achievement of total shareholder return levels relative to the S&P 500 Composite Index. The grant-date fair value of these awards was estimated to be $7.32 per share and was calculated using a Monte Carlo simulation.

        Of the unvested share bonus awards granted under the Company's equity compensation plans during fiscal year 2009, 1,930,000 were granted to certain key employees whereby vesting is contingent upon both a service requirement and the Company's achievement of certain longer-term goals over a period of three to five years. As of March 31, 2011, achievement of these goals was probable for 322,500 of these awards. Compensation expense for share bonus awards with both a service and a performance condition is being recognized on a graded attribute basis over the requisite contractual or derived service period of the awards.

        The total intrinsic value of shares vested under the Company's equity compensation plans was $19.6 million, $7.0 million and $17.2 million during fiscal years 2011, 2010 and 2009, respectively, based on the closing price of the Company's ordinary shares on the date vested.

  Earnings (Loss) Per Share

        Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.

        Diluted earnings per share reflects the potential dilution from stock options, share bonus awards and convertible securities. The potential dilution from stock options exercisable into ordinary share equivalents and share bonus awards was computed using the treasury stock method based on the average fair market value of the Company's ordinary shares for the period. The potential dilution from the conversion spread (excess of conversion value over face value) of the Subordinated Notes convertible into ordinary share equivalents was calculated as the quotient of the conversion spread and the average fair market value of the Company's ordinary shares for the period.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share:

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Basic earnings (loss) per share:
Net income (loss)	$596,219	$18,594	$(6,135,518)
Shares used in computation:
Weighted-average ordinary shares outstanding	777,315	811,677	820,955

Basic earnings (loss) per share	$0.77	$0.02	$(7.47)

Diluted earnings (loss) per share:
Net income (loss)	$596,219	$18,594	$(6,135,518)
Shares used in computation:
Weighted-average ordinary shares outstanding	777,315	811,677	820,955
Weighted-average ordinary share equivalents from stock options and awards(1)	12,877	9,435	—
Weighted-average ordinary share equivalents from convertible notes(2)	—	—	—

Weighted-average ordinary shares and ordinary share equivalents outstanding	790,192	821,112	820,955

Diluted earnings (loss) per share	$0.75	$0.02	$(7.47)

(1)
Ordinary share equivalents from stock options to purchase approximately 25.5 million, 38.1 million and 61.5 million shares during fiscal years 2011, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company's ordinary shares during the respective periods. Additionally, as a result of the company's net loss, ordinary share equivalents from approximately 1.6 million options and share bonus award were excluded from the calculation of diluted earnings (loss) per share during the twelve-month period ended March 31, 2009.

(2)
During fiscal year 2011 the Company redeemed its 1% Convertible Subordinated Notes upon maturity. The notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the conversion price) in stock. The conversion price was $15.525 per share (subject to certain adjustments). During fiscal years 2010 and 2009, the conversion obligation was less than the principal portion of these notes and accordingly, no additional shares were included as ordinary share equivalents

On July 31, 2009, the principal amount of the Company's Zero Coupon Convertible Junior Subordinated Notes was settled in cash upon maturity. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the conversion price) in stock. The conversion price was $10.50 per share. On the maturity date the Company's stock price was less than the conversion price, and therefore no shares were issued.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

  Recent Accounting Pronouncements

        In June 2009, a new accounting standard was issued which amends the consolidation guidance applicable to variable interest entities ("VIEs"), the approach for determining the primary beneficiary of a VIE, and disclosure requirements of a company's involvement with VIEs. Also in June 2009, a new accounting standard was issued which removes the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. These standards are effective for fiscal years beginning after November 15, 2009 and were adopted by the Company effective April 1, 2010. The adoption of these standards did not impact the Company's consolidated statement of operations. Upon adoption, accounts receivables sold in the Global Asset-Backed Securitization program were consolidated by the Company and remained on its balance sheet; cash received from the program was treated as a bank borrowing on the Company's balance sheet and as a financing activity in the statement of cash flows. As a result of the adoption of these standards, the Company recorded accounts receivables and related bank borrowings of $217.1 million as of April 1, 2010. In September 2010 the securitization agreement was amended such that sales of accounts receivable from this program are accounted for as sales of financial assets and are removed from the consolidated balance sheets. Cash received from the sale of accounts receivables, under this program, including amounts received for the beneficial interest that are paid upon collection of accounts receivables, are reported as cash provided by operating activities in the statement of cash flows (see Note 6).

        The North American Asset-Backed Securitization program and the accounts receivable factoring program were amended effective concurrent with the implementation of these new accounting standards in the first fiscal quarter ended July 2, 2010, such that sales of accounts receivable from these programs continue to be accounted for as sales of financial assets and are removed from the consolidated balance sheets. Cash received from the sale of accounts receivables under these programs, including amounts received for the beneficial interest that are paid upon collection of accounts receivables, are reported as cash provided by operating activities in the statement of cash flows (see Note 6).

3. SUPPLEMENTAL CASH FLOW DISCLOSURES

        The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Net cash paid (received) for:
Interest	$83,133	$126,327	$178,641
Income taxes	$77,690	$89,973	$(56,315)
Non-cash investing and financing activities:
Issuance of ordinary shares for acquisition of businesses	$—	$—	$270

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BANK BORROWINGS AND LONG-TERM DEBT

        Bank borrowings and long-term debt are as follows:

	As of March 31,
	2011	2010
	(In thousands)
Term Loan Agreement, including current portion, due in installments through October 2014	$1,674,435	$1,691,775
Asia Term Loans	379,000	—
Outstanding under revolving line of credit	160,000	—
1.00% convertible subordinated notes due August 2010	—	234,240
6.25% senior subordinated notes due November 2014	—	302,172
Other	6,437	26,643

	2,219,872	2,254,830
Current portion	(20,930)	(265,954)

Non-current portion	$2,198,942	$1,988,876

        Maturities for the Company's long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2012	$20,930
2013	651,922
2014	386,688
2015	1,155,705
2016	—
Thereafter	4,627

Total	$2,219,872

  Revolving Credit Facilities and Other Credit Lines

        On May 10, 2007, the Company entered into a five-year $2.0 billion credit facility that expires in May 2012. As of March 31, 2011 and 2010, there were $160.0 million and $0, respectively, outstanding under the credit facility. Borrowings under the credit facility bear interest, at the Company's option, either at (i) the base rate (the greater of the agent's prime rate or the federal funds rate plus 0.50%); or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 0.50% and 1.25%, based on the Company's credit ratings. The Company is required to pay a quarterly commitment fee ranging from 0.10% to 0.20% per annum on the unutilized portion of the credit facility based on the Company's credit ratings and, if the utilized portion of the credit facility exceeds 50% of the total commitments, a quarterly utilization fee of 0.125% on such utilized portion. The Company is also required to pay letter of credit usage fees ranging between 0.50% and 1.25% per annum (based on the Company's credit ratings) on the amount of the daily average outstanding letters of credit and a fronting fee of (i) in the case of commercial letters of credit, 0.125% of the amount available to be drawn under such letters of credit, and (ii) in the case of standby letters of credit, 0.125% per annum on the daily average undrawn amount of such letters of credit.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

        The credit facility is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum fixed charge coverage ratio, as defined, during the term of the credit facility. Borrowings under the credit facility are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2011, the Company was in compliance with the covenants under the credit facility.

        The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $321.6 million in the aggregate, under which there were approximately $1.6 million and $6.7 million of borrowings outstanding as of March 31, 2011 and 2010, respectively. These facilities, lines of credit and other loans bear annual interest at the respective country's inter—bank offering rate, plus an applicable margin, and generally have maturities that expire on various dates through fiscal year 2012. The credit facilities are unsecured and the lines of credit and other loans are primarily secured by accounts receivable.

  1% Convertible Subordinated Notes

        During August 2010, the Company paid $240.0 million to redeem the 1% Convertible Subordinated Notes at par upon maturity plus accrued interest. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of conversion value over the conversion price) in stock. The conversion price was $15.525 per share (subject to certain adjustments). On the maturity date, the Company's stock price was less than the conversion price, and therefore no ordinary shares were issued.

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

        During June 2009, the Company paid approximately $101.8 million to purchase an aggregate principal amount of $99.8 million of these Notes in a cash tender offer. The cash paid included $2.3 million in consent fees paid to holders of the Notes that were tendered but not purchased as well as to holders that consented but did not tender, which were capitalized and were being recognized as a component of interest expense over the remaining life of the Notes until the redemption noted above. The Company recognized a $2.3 million loss during fiscal year 2010 associated with the partial extinguishment of the Notes, which included approximately $2.6 million for transaction costs and the write-down of related debt issuance costs. In conjunction with the tender offer, the Company obtained consents to certain amendments to the restricted payments covenants and certain related definitions in

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

the indenture under which the Notes were issued. The amendments permitted the Company greater flexibility to purchase or make other payments in respect of its equity securities and debt that was subordinated to the Notes and to make certain other restricted payments under the indenture.

  6.25% Senior Subordinated Notes

        During December 2010, the Company paid approximately $308.5 million to redeem the aggregate principal balance of $302.2 million of these notes at a redemption price of 102.083% of the principal amount. The Company recognized a loss associated with the early redemption of the notes of approximately $13.2 million during the fiscal year ended March 31, 2011, consisting of the redemption price premium of approximately $6.3 million, and approximately $6.9 million primarily for the write-off of the unamortized debt issuance costs. The loss is recorded in Other charges, net in the Consolidated Statement of Operations.

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

  Term Loan Agreement

        In connection with the Company's acquisition of Solectron Corporation ("Solectron"), the Company entered into a $1.759 billion term loan facility, dated as of October 1, 2007, and subsequently amended as of December 28, 2007 (the "Term Loan Agreement"). The Term Loan Agreement was obtained for the purposes of consummating the acquisition, to pay the applicable repurchase or redemption price for certain of Solectron's notes in connection with the acquisition, and to pay any related fees and expenses including acquisition related costs.

        On October 1, 2007, the Company borrowed $1.109 billion under the Term Loan Agreement to pay the cash consideration in the acquisition and acquisition-related fees and expenses. Of this amount, $500.0 million matures five years from the date of the Term Loan Agreement and the remainder matures in seven years. On October 15, 2007, the Company borrowed an additional $175.0 million to fund its repurchase and redemption of certain outstanding debt of Solectron. On February 29, 2008, the Company borrowed the remaining $450.0 million available under the Term Loan Agreement to fund its repurchase of additional Solectron debt. The maturity date of these loans is seven years from the date of the Term Loan Agreement. These loans will amortize in quarterly installments in an amount equal to 1% per annum with the balance due at the end of the fifth or seventh year, as applicable. The Company may prepay the loans at any time at 100% of par plus accrued and unpaid interest and reimbursement of the lender's redeployment costs. Borrowings under the Term Loan Agreement bear interest, at the Company's option, either at (i) the base rate (the greater of the agent's prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%.

        The Term Loan Agreement is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets,

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

(vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The Term Loan Agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA, during the term of the Term Loan Agreement. Borrowings under the Term Loan Agreement are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2011, the Company was in compliance with the covenants under the Term Loan Agreement.

        As of March 31, 2011, the Company had approximately $1.7 billion of borrowings outstanding under the Term Loan Agreement.

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

        On February 17, 2011, the Company entered into a $200.0 million term loan facility with a bank in Asia, the entire amount of which was borrowed on the date the facility was entered into. The term loan facility matures on February 17, 2014. Borrowings under the facility bear interest at LIBOR plus a margin of 2.28%, and the Company paid a non-refundable fee of $1.0 million at the inception of the loan. The Company has the right to prepay any part of the loan without penalty.

        The term loan agreements are unsecured, and contain customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The term loan agreements also require the Company maintain a maximum ratio of total indebtedness to EBITDA during the terms of the agreements. As of March 31, 2011, the Company was in compliance with the covenants under these facilities.

  Fair Values

        As of March 31, 2011, the approximate fair value of the Company's debt outstanding under its $1.7 billion Term Loan Agreement was 99.3% of the face value of the debt obligation based on broker trading prices. The Company's Asia Term Loans are not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximate those of the $1.7 billion Term

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

Loan Agreements, management estimates the respective fair values would be approximately the same. As of March 31, 2010, the approximate fair values of the Company's 6.25% Senior Subordinated Notes, 1% Convertible Subordinated Notes and debt outstanding under its Term Loan Agreement were 101.0%, 99.18% and 95.58% of the face values of the debt obligations, respectively, based on broker trading prices.

  Interest Expense

        For the fiscal years ended March 31, 2011, 2010 and 2009, the Company recognized total interest expense of $96.1 million, $158.1 million and $245.5 million, respectively, on its debt obligations outstanding during the period.

5. FINANCIAL INSTRUMENTS

        Due to their short-term nature, the carrying amount of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The Company's cash equivalents are comprised of cash and bank deposits and money market accounts, and are valued using level two inputs. The amount invested in any single issuer or fund may not exceed 20% of the issuer's or the fund's total assets measured at the time of purchase or $10 million, whichever is greater.

  Foreign Currency Contracts

        The Company transacts business in various foreign countries and is therefore, exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and monetary assets and liabilities denominated in non-functional currencies. The Company has established risk management programs to protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The Company tries to maintain a fully hedged position for certain transaction exposures, which are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The Company enters into short-term foreign currency forward and swap contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. Gains and losses on the Company's forward and swap contracts are designed to offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these forward and swap contracts is minimized since the contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution was not material.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FINANCIAL INSTRUMENTS (Continued)

        As of March 31, 2011, the aggregate notional amount of the Company's outstanding foreign currency forward and swap contracts was $2.4 billion as summarized below:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
		(In thousands)
Cash Flow Hedges
CNY	Buy	1,654,600	$252,383
EUR	Buy	21,953	30,792
EUR	Sell	20,317	28,086
HUF	Buy	14,159,000	74,627
ILS	Buy	141,800	40,387
MXN	Buy	1,510,500	126,644
MYR	Buy	389,700	128,750
SGD	Buy	67,500	53,470
Other	Buy	N/A	74,517

			809,656
Other Forward/Swap Contracts
CAD	Buy	51,118	52,590
CAD	Sell	61,811	63,567
EUR	Buy	153,312	215,730
EUR	Sell	226,074	318,043
GBP	Buy	12,375	19,949
GBP	Sell	10,505	16,879
HKD	Buy	215,222	27,645
HUF	Buy	6,761,700	35,639
HUF	Sell	7,385,500	38,926
JPY	Buy	4,707,868	56,736
JPY	Sell	2,401,836	29,032
MXN	Buy	695,510	58,313
MXN	Sell	278,100	23,317
SEK	Buy	2,033,746	320,674
SEK	Sell	946,678	149,263
Other	Buy	N/A	98,466
Other	Sell	N/A	49,880

			1,574,649

Total Notional Contract Value in USD			$2,384,305

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FINANCIAL INSTRUMENTS (Continued)

        As of March 31, 2011 and 2010, the fair value of the Company's short-term foreign currency contracts was not material and included in other current assets or other current liabilities, as applicable, in the consolidated balance sheet. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other expense, net in the consolidated statement of operations. As of March 31, 2011 and 2010, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders' equity in the consolidated balance sheet, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred losses as of March 31, 2011 are expected to be recognized as a component of cost of sales in the consolidated statement of operations primarily over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal years presented and are included as a component of interest and other expense, net in the consolidated statement of operations.

        The following table presents the Company's assets and liabilities related to foreign currency contracts measured at fair value on a recurring basis as of March 31, 2011 and 2010, aggregated by level in the fair-value hierarchy within which those measurements fall:

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency contracts	$—	$24,071	$—	$24,071
Liabilities:
Foreign currency contracts	—	(6,900)	—	(6,900)

Total:	$—	$17,171	$—	$17,171

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency contracts	$—	$15,671	$—	$15,671
Liabilities:
Foreign currency contracts	—	(9,535)	—	(9,535)

Total:	$—	$6,136	$—	$6,136

        There were no transfers between levels in the fair value hierarchy during the twelve-month period ended March 31, 2011 and 2010. The Company's foreign currency forward contracts are measured on a recurring basis at fair value based on foreign currency spot and forward rates quoted by banks or foreign currency dealers.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FINANCIAL INSTRUMENTS (Continued)

        The following table presents the fair value of the Company's derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes at March 31, 2011 and 2010:

	As of March 31, 2011
	Fair Values of Derivative Information
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$19,579	Other current liabilities	$(778)
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$4,492	Other current liabilities	$(6,122)

	As of March 31, 2010
	Fair Values of Derivative Information
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$8,559	Other current liabilities	$(2,425)
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$7,112	Other current liabilities	$(7,110)

Interest Rate Swap Agreements

        The Company is exposed to variability in cash flows associated with changes in short-term interest rates primarily on borrowings under its revolving credit facility and Term Loan Agreement. During fiscal years 2009 and 2008, the Company entered into interest rate swap agreements to mitigate the exposure to interest rate risk resulting from unfavorable changes in interest rates resulting from the Term Loan Agreement. All of the interest rate swap agreements expired by January 2011.

        The Company's interest rate swap agreements were accounted for as cash flow hedges, and no portion of the swaps were considered ineffective. For fiscal years 2011, 2010 and 2009, the net amount recorded as interest expense from these swaps was not material. At March 31, 2010, the fair value of the Company's interest rate swaps were not material and were included in other current liabilities in the consolidated balance sheet, with a corresponding decrease in other comprehensive income. The deferred losses included in other comprehensive income were released through earnings as the Company made fixed, and received variable, interest payments over the term of the swaps.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. TRADE RECEIVABLES SECURITIZATION

        The Company sells trade receivables under two asset-backed securitization programs and under an accounts receivable factoring program.

Asset-Backed Securitization Programs

        The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the "Global Program") and its North American Asset-Backed Securitization Agreement (the "North American Program," collectively, the "ABS Programs") to affiliated special purpose entities, which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables form the special purpose entity to the unaffiliated financial institutions effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits by the financial institutions are $500.0 million for the Global Program and $300.0 million for the North American Program and require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

        The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.5% to 1.00% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2011, 2010 and 2009 were not material and are included in Interest and other expense, net within the Consolidated Statements of Operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

        Effective April 1, 2010, the Company adopted two new accounting standards, the first of which removed the concept of a qualifying special purpose entity and created more stringent conditions for reporting the transfer of a financial asset as a sale. The second standard amended the consolidation guidance for determining the primary beneficiary of a variable interest entity. As a result of the adoption of the second standard, the Company was deemed to be the primary beneficiary of the special purpose entity to which the pool of trade receivables was sold under the Global Program and, as such, was required to consolidate the special purpose entity; the Company had previously been consolidating the special purpose entity under the North American Program. The North American Program was amended effective April 1, 2010 and the Global Program was amended effective September 29, 2010 in each case to provide for the sale by the special purpose entities of 100% of the eligible receivables to the unaffiliated financial institutions; previously the special purpose entities had retained a partial interest in the sold receivables. Upon adoption of these standards, the balance of receivables sold for cash under the Global Program as of April 1, 2010, totaling $217.1 million, was recorded as accounts receivables and short-term bank borrowings in the opening balance sheet of fiscal 2011. Upon collection of these receivables the Company recorded cash from operations offset by repayments of bank borrowings from financing activities in the Condensed Consolidated Statements of Cash Flows during the year ended March 31, 2011.

        Although the Company still consolidates the special purpose entities, as a result of the amendments to the North American Program effective April 1, 2010 and the Global Program on

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. TRADE RECEIVABLES SECURITIZATION (Continued)

September 29, 2010, all of the receivables sold to the unaffiliated financial institutions for cash are removed from the Condensed Consolidated Balance Sheet and the cash received is no longer accounted for as a secured borrowing. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction.

        As of March 31, 2011, approximately $1.0 billion of accounts receivable had been sold to the special purchase entities under the ABS Programs for which the Company had received net cash proceeds of $545.0 million and deferred purchase price receivables of approximately $460.0 million. The deferred purchase price receivables are included in other current assets as of March 31, 2011 and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow, and due to its high credit quality and short maturity their fair value approximated book value. There were no write-offs, fair value adjustments or other transfers between levels in the fair value hierarchy for the deferred purchase price receivables during the year ended March 31, 2011. As of March 31, 2010, approximately $709.4 million of accounts receivable had been sold to the special purchase entities for which the Company had received net cash proceeds of $417.1 million and retained interests of approximately $135.4 million. Retained interests consisted primarily of the Company's investment participation in the sold receivables and were carried at the expected recovery amount of the related receivables; such amounts were included in other current assets in the Consolidated Balance Sheet. The remaining trade receivables transferred into the special purpose entities and not sold were included in trade accounts receivable, net in the March 31, 2010 Consolidated Balance Sheet of the Company.

        The accounts receivable balances that were sold under the ABS Programs were removed from the Consolidated Balance Sheets, and the net cash proceeds received by the Company were included as cash provided by operating activities in the Consolidated Statements of Cash Flows. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at time of transfer is recognized as a loss on sale of the related receivables and recorded in Interest and other expense, net in the Consolidated Statements of Operations; such amounts were $8.0 million, $7.8 million and $14.0 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

        For the year ended March 31, 2011, cash flows from sales of receivables in which the Company maintained a continuing involvement as a result of the deferred purchase price (the Global Program beginning September 2010 and the North American Program throughout the year) consisted of approximately $2.4 billion for transfers of receivables (of which approximately $0.6 billion represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers) and approximately $2.8 billion for collections on the deferred purchase price assets received upon the initial transfers. For the years ending March 31, 2010 and 2009, the Global Program and North American Program had requirements that resulted in some form of continuing involvement in the transferred assets. Cash flows from the transfer of receivables for these years were approximately $2.8 billion and $3.7 billion respectively (of which approximately $1.0 billion and $0.6 billion, respectively, represents new transfers with the remainder of the proceeds from collections being reinvested in revolving-period transfers) and approximately $2.2 billion and $1.0 billion, respectively, represented collections on the interests retained at the time of the initial transfer. The cash flows arising from the aggregate sales of receivables under ABS programs for the years ended 2010 and 2009 have been corrected from the prior

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. TRADE RECEIVABLES SECURITIZATION (Continued)

year's disclosed amounts to exclude approximately $2.3 billion and $3.0 billion, respectively, of revolving period transfers that did not result in cash flows. This change had no effect on the Company's Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

Trade Accounts Receivable Sale Programs

        The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $109.7 million and $164.2 million as of March 31, 2011 and 2010, respectively. For the years ended March 31, 2011, 2010 and 2009, total accounts receivables sold to certain third party banking institutions was approximately $2.5 billion, $1.2 billion and $3.6 billion, respectively. The receivables that were sold were removed from the Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. This arrangement was amended to allow sold accounts receivable to continue to be removed from the Consolidated Balance Sheets upon the adoption of a new accounting standard on April 1, 2010.

7. COMMITMENTS AND CONTINGENCIES

Commitments

        As of March 31, 2011 and 2010, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under capital leases, and the related obligations was not material. The Company also leases certain of its facilities under non-cancelable operating leases. These operating leases expire in various years through 2028 and require the following minimum lease payments:

Fiscal Year Ending March 31,	Operating Lease
(In thousands)
2012	$136,925
2013	110,658
2014	87,762
2015	62,014
2016	45,397
Thereafter	137,610

Total minimum lease payments	$580,366

        Total rent expense amounted to $153.2 million, $143.2 million and $139.2 million in fiscal years 2011, 2010 and 2009, respectively.

Litigation and other legal matters

        On June 4, 2007, a shareholder class action lawsuit was filed in Santa Clara County Superior Court. The lawsuit arises out of the merger with Solectron Corp. in 2007 and other defendants include selected officers of the Company, Solectron and Solectron's former directors and officers. The plaintiffs seek compensatory, rescissory, and other forms of damages, as well as attorneys' fees and costs. The plaintiffs do not seek a jury trial. On August 12, 2010, the Court certified a class of all former

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

Solectron shareholders that were entitled to vote and receive cash or shares of the Company's stock in exchange for their shares of Solectron stock following the merger. On February 25, 2011 the Court denied the plaintiff's request to amend the class definition. The Company believes that the claims are without merit.

        In addition, from time to time, the Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

8. INCOME TAXES

        The domestic ("Singapore") and foreign components of income before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Domestic	$(17,122)	$86,411	$(1,090,863)
Foreign	632,719	(103,186)	(4,990,075)

Total	$615,597	$(16,775)	$(6,080,938)

        The provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Current:
Domestic	$(972)	$50	$3,461
Foreign	24,000	(18,529)	68,581

	23,028	(18,479)	72,042
Deferred:
Domestic	(319)	1,077	895
Foreign	(3,331)	(17,967)	(67,728)

	(3,650)	(16,890)	(66,833)

Provision for (benefit from) income taxes	$19,378	$(35,369)	$5,209

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        The domestic statutory income tax rate was approximately 17.0% in fiscal years 2011, 2010 and 2009. The reconciliation of the income tax expense (benefit) expected based on domestic statutory income tax rates to the expense (benefit) for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Income taxes based on domestic statutory rates	$104,652	$(2,852)	$(1,033,760)
Effect of tax rate differential	25,861	(40,728)	38,440
Intangible amortization	12,055	15,279	23,098
Change in liability for uncertain tax positions	(29,205)	(80,175)	8,339
Goodwill impairment	—	—	1,011,496
Change in valuation allowance	(90,033)	69,076	(50,225)
Other	(3,952)	4,031	7,821

Provision for income taxes	$19,378	$(35,369)	$5,209

        A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company's operations. The aggregate dollar effect on the Company's income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2011, 2010 and 2009 were $66.5 million, $65.4 million and $85.3 million, respectively. For the fiscal year ended March 31, 2011, the effect on basic and diluted earnings per share was $0.09 and $0.08, respectively, and the effect on basic and diluted loss per share during fiscal years 2010 and 2009 were $0.08 and $0.10, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in the fiscal years ending March 31, 2012 through fiscal 2018.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        The components of deferred income taxes are as follows:

	As of March 31,
	2011	2010
	(In thousands)
Deferred tax liabilities:
Fixed assets	$(28,534)	$—

Total deferred tax liabilities	(28,534)	—

Deferred tax assets:
Fixed assets	57,360	24,512
Intangible assets	238,254	342,495
Deferred compensation	10,821	10,049
Inventory valuation	17,376	22,238
Provision for doubtful accounts	7,994	9,448
Net operating loss and other carryforwards	2,739,795	2,773,599
Others	—	146,965

	3,071,600	3,329,306
Valuation allowances	(2,994,186)	(3,280,827)

Net deferred tax assets	77,414	48,479

Net deferred tax asset	$48,880	$48,479

The net deferred tax asset is classified as follows:
Current asset (classified as other current assets)	$936	$1,205
Long-term asset	47,944	47,274

Total	$48,880	$48,479

        The Company has tax loss carryforwards of approximately $7.9 billion, a portion of which begin expiring in 2012. Utilization of the tax loss carryforwards and other deferred tax assets is limited by the future earnings of the Company in the tax jurisdictions in which such deferred assets arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize any benefit from the deferred tax assets. The valuation allowance provides a reserve against deferred tax assets that are not more likely than not to be realized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. The change in valuation allowance is net of certain increases and decreases to prior year losses and other carryforwards that have no current impact on the tax provision. Approximately $34.0 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options, which if realized will be credited directly to shareholders' equity and will not be available to benefit the income tax provision in any future period.

        The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management's estimates.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        The Company does not provide for income taxes on approximately $500.0 million of undistributed earnings of its foreign subsidiaries as of March 31, 2011, as such earnings are not intended by management to be repatriated in the foreseeable future. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2011	2010
	(In thousands)
Balance, beginning of fiscal year	$129,888	$221,401
Additions based on tax position related to the current year	12,443	10,605
Additions for tax positions of prior years	25,572	15,693
Reductions for tax positions of prior years	(35,090)	(63,134)
Reductions related to lapse of applicable statute of limitations	(2,342)	(3,123)
Settlements	(1,187)	(55,412)
Other	5,343	3,858

Balance, end of fiscal year	$134,627	$129,888

        The Company's unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company is not currently aware of any such changes that may have a material impact on its consolidated results of operations, financial condition and cash flow.

        The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2000.

        The entire amount of unrecognized tax benefits at March 31, 2011, may affect the annual effective tax rate if the benefits are eventually recognized.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company's tax expense. During the fiscal years ended March 31, 2011 and 2010, the Company recognized interest of approximately $5.0 million and $5.3 million, respectively, and no penalties. The Company had approximately $5.5 million and $66.8 million accrued for the payment of interest as of the fiscal years ended March 31, 2011 and 2010, respectively. The Company had $0 and $0.3 million accrued for the payment of penalties for the fiscal years ended March 31, 2011 and 2010, respectively.

9. RESTRUCTURING CHARGES

        Historically, the Company has initiated a series of restructuring activities intended to realign the Company's global capacity and infrastructure with demand by its customers so as to optimize the operational efficiency, which included reducing excess workforce and capacity, and consolidating and relocating certain manufacturing, design and administrative facilities to lower-cost regions.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RESTRUCTURING CHARGES (Continued)

        The restructuring costs include employee severance, costs related to leased facilities, owned facilities that are no longer in use and are to be disposed of, leased equipment that is no longer in use and will be disposed of, and other costs associated with the exit of certain contractual agreements due to facility closures. The overall intent of these activities is that the Company shifts its manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs, and better utilize its overall existing manufacturing capacity. This would enhance the Company's ability to provide cost-effective manufacturing service offerings, which in turn may enhance its ability to retain and expand the Company's existing relationships with customers and attract new business.

  Fiscal Year 2011

        The Company did not undertake any restructuring activities during fiscal year 2011 and has completed essentially all activities associated with previously announced plans.

        The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2011 for charges incurred in fiscal year 2010 and prior periods:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2009	$101,213	$—	$60,254	$161,467
Activities during the fiscal year 2010:
Provisions for charges incurred during the year	41,193	43,112	23,223	107,528
Cash payments for charges incurred in fiscal year 2010	(29,661)	—	(21,021)	(50,682)
Cash payments for charges incurred in fiscal year 2009	(61,926)	—	(3,828)	(65,754)
Cash payments for charges incurred in fiscal year 2008 and prior	(22,603)	—	(17,135)	(39,738)
Non-cash charges incurred during the year	—	(43,112)	(5,464)	(48,576)

Balance as of March 31, 2010	28,216	—	36,029	64,245
Activities during the fiscal year 2011
Cash payments for charges incurred in fiscal year 2010	(10,574)	—	(1,032)	(11,606)
Cash payments for charges incurred in fiscal year 2009 and prior	(10,046)	—	(13,271)	(23,317)

Balance as of March 31, 2011	7,596	—	21,726	29,322
Less: Current portion (classified as other current liabilities)	7,557	—	9,264	16,821

Accrued facility closure costs, net of current portion (classified as other liabilities)	$39	$—	$12,462	$12,501

        As of March 31, 2011 and 2010, accrued costs related to restructuring charges incurred during fiscal year 2010 were approximately $2.1 million and $13.7 million, respectively, the entire amount of which was classified as current.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RESTRUCTURING CHARGES (Continued)

        As of March 31, 2011 and 2010, accrued restructuring costs for charges incurred during fiscal year 2009 and prior were approximately $27.2 million and $50.6 million, respectively, of which approximately $12.5 million and $22.2 million, respectively, was classified as a long-term obligation.

        As of March 31, 2011 and 2010, assets that were no longer in use and held for sale as a result of restructuring activities totaled approximately $27.1 million and $46.9 million, respectively, representing manufacturing facilities that have been closed as part of the Company's facility consolidations. These assets are recorded at the lesser of carrying value or fair value, which is based on comparable sales from prevailing market data. For assets held for sale, depreciation ceases and an impairment loss is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. Assets held for sale are included in other current assets in the consolidated balance sheets.

  Fiscal Year 2010

        The Company recognized restructuring charges of approximately $107.5 million during fiscal year 2010 primarily to rationalize the Company's global manufacturing capacity and infrastructure due to the recent macroeconomic crisis which significantly impacted our customers' businesses. The Company's restructuring activities were intended to improve its operational efficiencies by reducing excess workforce and capacity. In addition to the cost reductions, these activities resulted in a further shift of manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. The Company classified approximately $92.4 million of these charges as cost of sales and approximately $15.1 million of these charges as selling, general and administrative expenses during fiscal year 2010.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RESTRUCTURING CHARGES (Continued)

        The components of the restructuring charges during fiscal year 2010 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands)
Americas:
Severance	$7,234	$1,765	$2,223	$5,214	$16,436
Long-lived asset impairment	1,004	2,154	1,326	—	4,484
Other exit costs	1,742	2,687	(240)	—	4,189

Total restructuring charges	9,980	6,606	3,309	5,214	25,109

Asia:
Severance	7,579	801	1,659	1,964	12,003
Long-lived asset impairment	21,482	1,558	1,589	4,694	29,323
Other exit costs	5,519	(947)	426	(1,191)	3,807

Total restructuring charges	34,580	1,412	3,674	5,467	45,133

Europe:
Severance	4,556	4,573	2,733	892	12,754
Long-lived asset impairment	9,305	—	—	—	9,305
Other exit costs	6,418	—	70	8,739	15,227

Total restructuring charges	20,279	4,573	2,803	9,631	37,286

Total
Severance	19,369	7,139	6,615	8,070	41,193
Long-lived asset impairment	31,791	3,712	2,915	4,694	43,112
Other exit costs	13,679	1,740	256	7,548	23,223

Total restructuring charges	$64,839	$12,591	$9,786	$20,312	$107,528

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

        During fiscal year 2010, the Company recognized approximately $43.1 million of non-cash charges for the write-down of property and equipment to management's estimate of fair value associated with various manufacturing and administrative facility closures. Approximately $33.4 million of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2010 also included approximately $23.2 million for other exit costs, all of which were classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations associated with facility and equipment lease terminations of $19.8 million, facility abandonment and refurbishment costs of $3.2 million, and approximately $0.2 million of other costs.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RESTRUCTURING CHARGES (Continued)

  Fiscal Year 2009

        The Company recognized restructuring charges of approximately $179.8 million during fiscal year 2009 primarily to rationalize the Company's global manufacturing capacity and infrastructure as a result of weak macroeconomic conditions. The global economic crisis and decline in the Company's customers' products across all of the industries it serves, caused the Company's OEM customers to reduce their manufacturing and supply chain outsourcing and had negatively impacted the Company's capacity utilization levels. The Company's restructuring activities were intended to improve the operational efficiencies by reducing excess workforce and capacity. In addition to the cost reductions, these activities resulted in a further shift of manufacturing capacity to locations with higher efficiencies and, in most instances, lower costs. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. The Company classified approximately $155.1 million of these charges as cost of sales and approximately $24.7 million of these charges as selling, general and administrative expenses during fiscal year 2009.

        The components of the restructuring charges during the first and fourth quarters of fiscal year 2009 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands)
Americas:
Severance	$10,540	$—	$—	$28,878	$39,418
Long-lived asset impairment	—	—	—	11,699	11,699
Other exit costs	—	—	—	5,559	5,559

Total restructuring charges	10,540	—	—	46,136	56,676

Asia:
Severance	12,496	—	—	32,893	45,389
Long-lived asset impairment	121	—	—	40,239	40,360
Other exit costs	775	—	—	10,425	11,200

Total restructuring charges	13,392	—	—	83,557	96,949

Europe:
Severance	5,283	—	—	18,866	24,149
Long-lived asset impairment	—	—	—	1,174	1,174
Other exit costs	—	—	—	837	837

Total restructuring charges	5,283	—	—	20,877	26,160

Total
Severance	28,319	—	—	80,637	108,956
Long-lived asset impairment	121	—	—	53,112	53,233
Other exit costs	775	—	—	16,821	17,596

Total restructuring charges	$29,215	$—	$—	$150,570	$179,785

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RESTRUCTURING CHARGES (Continued)

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

        During fiscal year 2009, the Company recognized approximately $53.2 million of non-cash charges for the write-down of property and equipment to management's estimate of fair value associated with various manufacturing and administrative facility closures. Approximately $51.4 million of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year 2009 also included approximately $17.6 million for other exit costs, of which $14.9 million was classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations associated with facility and equipment lease terminations of $12.5 million, and customer disengagement, facility abandonment and refurbishment costs of $5.1 million. The customer disengagement costs related primarily to inventory and other asset impairment charges resulting from customer contracts that were terminated by the Company as a result of various facility closures.

10. OTHER CHARGES, NET

        During fiscal year 2011, the Company recognized charges totaling $6.3 million, consisting of the $13.2 million loss associated with the early redemption of the 6.25% Senior Subordinated Notes and an $11.7 million loss in connection with the divestiture of certain international entities. Refer to Note 4, "Bank Borrowings and Long-Term Debt" and Note 11, "Business and Asset Acquisitions and Divestitures," respectively, for further discussion. These charges were partially offset by a gain of $18.6 million associated with the sale of an equity investment that was previously fully impaired. Refer to Note 2, "Summary of Accounting Policies" for further discussion.

        During fiscal year 2010, the Company recognized impairment charges totaling approximately $199.4 million related to our equity investments and notes receivable. Refer to Note 2, "Summary of Accounting Policies" for further discussion.

        During fiscal year 2009, the Company recognized approximately $74.1 million in charges to write-down certain notes receivable from an affiliate to the expected recoverable amount, and $37.5 million in charges for the other-than-temporary impairment of certain of the Company's investments in companies that were experiencing significant financial and liquidity difficulties. These charges were partially offset by a gain of approximately $22.3 million associated with the partial extinguishment of the Company's 1% Convertible Subordinated Notes due August 1, 2010. Refer to Note 4, "Bank Borrowings and Long-Term Debt" for additional information.

11. BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES

  Business and Asset Acquisitions

        Business and asset acquisitions described below were accounted for using the purchase method of accounting, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company's consolidated financial statements from the acquisition dates forward. The Company has not finalized the allocation of the consideration for certain of its recently

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES (Continued)

completed acquisitions and expects to complete these allocations within one year of the respective acquisition dates.

        During the fiscal year 2011, the Company paid approximately $17.0 million, net of cash acquired, for contingent consideration and deferred purchase price payments related to four acquisitions, and payments for two completed acquisitions. The completed acquisitions were not individually, nor in the aggregate, significant to the Company's consolidated results of operations and financial position. The acquired businesses expanded the Company's capabilities in the medical and infrastructure segments. Contingent considerations and provisional fair value adjustments for acquisitions completed in fiscal year 2011 are subject to change as certain information as of the date of the respective acquisition is evaluated during the measurement period, not to exceed one year subsequent to the acquisition date.

        During the fiscal year 2010, the Company paid approximately $75.9 million, net of cash acquired, for contingent consideration and deferred purchase price payments related to four acquisitions, and payments for three completed acquisitions. The completed acquisitions were not individually, nor in the aggregate, significant to the Company's consolidated results of operations and financial position. The acquired businesses expanded the Company's capabilities in the medical and automotive market segments. The purchase prices for certain historical acquisitions completed prior to fiscal 2010 are subject to adjustments for contingent consideration that generally have not been recorded as part of the purchase price, pending the outcome of the contingency. Contingent considerations and provisional fair value adjustments for acquisitions completed in fiscal year 2010 are subject to change as certain information as of the date of the respective acquisition is evaluated during the measurement period, not to exceed one year subsequent to the acquisition date.

        During fiscal year 2009, the Company completed six acquisitions that were not individually, or in the aggregate, significant to the Company's consolidated results of operations and financial position. The acquired businesses complement the Company's design and manufacturing capabilities for the computing, infrastructure, industrial and consumer digital market segments, and expanded the Company's power supply capabilities. The aggregate cash paid for these acquisitions totaled approximately $199.7 million, net of cash acquired. The Company recorded goodwill of $118.2 million from these acquisitions during fiscal year 2009, including $6.2 million during the fiscal fourth quarter. The purchase prices for these acquisitions have been allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The Company recognized a net increase in goodwill of $27.1 million during fiscal year 2009, including $30.1 million during the fiscal fourth quarter, for various contingent purchase price arrangements from certain historical acquisitions. The Company also paid approximately $14.8 million relating to contingent purchase price adjustments from certain historical acquisitions. The purchase price for certain acquisitions is subject to adjustments for contingent consideration, based upon the businesses achieving specified levels of earnings. Generally, the contingent consideration has not been recorded as part of the purchase price, pending the outcome of the contingency.

        Pro forma results for the Company's other acquisitions have not been presented as such results would not be materially different from the Company's actual results on either an individual or an aggregate basis.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES (Continued)

  Divestitures

        During the 2011 fiscal year, the Company recognized a loss of approximately $11.7 million in connection with the sale of certain international entities and is recorded in Other charges, net, in the Consolidated Statement of Operations. The results for these entities were not significant for any period presented.

12. SHARE REPURCHASE PLAN

        On each of May 26, 2010, August 12, 2010 and March 23, 2011, the Company's Board of Directors authorized the repurchase of up to $200.0 million, for a combined total of $600.0 million, of the Company's outstanding ordinary shares. Following shareholder approval at the Company's 2010 Extraordinary General Meeting on July 23, 2010, the number of shares authorized for repurchase under the Share Purchase Mandate was approximately 78.3 million shares (representing 10% of the outstanding shares on the date of the 2010 Extraordinary General Meeting). The Company may not exceed in the aggregate the $600.0 million repurchase authorized by the Board in May 2010, August 2010 and March 2011 without further Board action. Share repurchases are made in the open market at such times and in such amounts as management deems appropriate. The timing and number of shares repurchased depends on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. During the fiscal year 2011, the Company repurchased approximately 65.4 million shares under these plans for an aggregate purchase price of $400.4 million, and retired approximately 21.4 million of these shares.

13. SEGMENT REPORTING

        Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. As of March 31, 2011, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services.

        Geographic information is as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Net sales:
Asia	$14,806,346	$11,595,401	$15,220,157
Americas	8,342,827	7,831,035	10,315,794
Europe	5,530,752	4,684,297	5,412,624

	$28,679,925	$24,110,733	$30,948,575

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SEGMENT REPORTING (Continued)

	As of March 31,
	2011	2010
	(In thousands)
Long-lived assets:
Asia	$1,132,376	$1,094,222
Americas	590,931	633,525
Europe	417,756	390,829

	$2,141,063	$2,118,576

        Revenues are attributable to the country in which the product is manufactured or service is provided.

        For purposes of the preceding tables, "Asia" includes China, India, Indonesia, Japan, Korea, Labuan, Malaysia, Mauritius, Singapore, and Taiwan; "Americas" includes Brazil, Canada, Mexico, and the United States; "Europe" includes Austria, Bermuda, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden, Turkey, Ukraine, and the United Kingdom. During fiscal years 2011 and 2010, there were no revenues attributable to Cayman Islands, Finland and South Korea.

        During fiscal years 2011, 2010 and 2009, net sales generated from Singapore, the principal country of domicile, were approximately $578.2 million, $428.0 million and $444.2 million, respectively.

        As of March 31, 2011 and 2010, long-lived assets held in Singapore were approximately $17.3 million and $13.8 million, respectively.

        During fiscal year 2011, China, Mexico and the United States accounted for approximately 38%, 15% and 10% of consolidated net sales, respectively. No other country accounting for more than 10% of net sales in fiscal year 2011. As of March 31, 2011, China and Mexico accounted for approximately 41% and 16%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2011.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains unaudited quarterly financial data for fiscal years 2011 and 2010. Earnings per share are computed independently for each quarter presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	Fiscal Year Ended March 31, 2011				Fiscal Year Ended March 31, 2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales	$6,565,880	$7,422,338	$7,832,856	$6,858,851	$5,782,679	$5,831,761	$6,556,137	$5,940,156
Gross profit	370,818	397,647	433,576	382,885	223,995	299,580	373,052	320,915
Income (loss) before income taxes	129,581	154,416	177,853	153,747	(158,046)	(29,653)	105,281	65,643
Provision for (benefit from) income taxes	11,403	10,000	(20,437)	18,412	(4,003)	(49,312)	12,411	5,535
Net income (loss)	118,178	144,416	198,290	135,335	(154,043)	19,659	92,870	60,108
Earnings (loss) per share:
Basic	$0.15	$0.19	$0.26	$0.18	$(0.19)	$0.02	$0.11	$0.07

Diluted	$0.14	$0.18	$0.26	$0.17	$(0.19)	$0.02	$0.11	$0.07

        The Company incurred restructuring charges during all quarters of fiscal year 2010. Refer to Note 9, "Restructuring Charges" for further discussion.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  (b) Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2011, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was adequately designed and operating effectively as of March 31, 2011.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or prevent or detect instances of fraud. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  (c) Attestation Report of the Registered Public Accounting Firm

        The effectiveness of the Company's internal control over financial reporting as of March 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."

  (d) Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

        We have audited the internal control over financial reporting of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2011 of the Company and our report dated May 23, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 23, 2011

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2011 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2011 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2011 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2011 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2011 Annual General Meeting of Shareholders. Such information is incorporated by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this annual report on Form 10-K:

    1.    Financial Statements.    See Item 8, "Financial Statements and Supplementary Data."

    2.    Financial Statement Schedules.    "Schedule II—Valuation and Qualifying Accounts" is included in the financial statements, see Concentration of Credit Risk in Note 2, "Summary of Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

    3.    Exhibits.    The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.01	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-14-00	4.1
4.02	Indenture dated as of August 5, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-11-03	4.01
4.03
	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01
4.04	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.05	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01
4.06	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2
10.03	Registrant's 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04
10.04	Registrant's 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2
10.05	Registrant's 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.06	Registrant's 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.07	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01
10.08	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02
10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.10	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09
10.11	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	07-28-10	10.01
10.12	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.02

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.13	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.03
10.14	Form of Share Bonus Award Agreement under 2001 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.04
10.15	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01
10.16	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02
10.17	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01
10.18	Summary of Directors' Compensation†	10-Q	000-23354	11-03-09	10.03
10.19	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02
10.20	Description of Non-Executive Chairman's Compensation†	10-Q	000-23354	08-05-10	10.11
10.21	Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005.†	10-Q	000-23354	08-05-08	10.03
10.22	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan.†	10-Q	000-23354	02-05-09	10.03
10.23	Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007.†	10-K	000-23354	05-20-09	10.23
10.24	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005.†	10-Q	000-23354	08-05-10	10.08
10.25	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005.†	8-K	000-23354	07-07-06	10.01
10.26	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006.†	8-K	000-23354	07-07-06	10.02
10.27	Description of Annual Incentive Bonus Plan for Fiscal 2011†	10-Q	000-23354	08-05-10	10.05

Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.28		Compensation Arrangements of Executive Officers of Flextronics International Ltd.†	10-Q	000-23354	08-05-10	10.07
10.29		Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	08-05-10	10.06
10.30		Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.01
10.31		Francois Barbier Relocation Expenses Addendum, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.02
10.32		Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	09-03-10	10.03
10.33		2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11-03-10	10.04
21.01		Subsidiaries of Registrant.					X
23.01		Consent of Deloitte & Touche LLP.					X
24.01		Power of Attorney (included on the signature page to this Form 10-K)					X
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
32.02	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	*	XBRL Instance Document					X
101.SCH	*	XBRL Taxonomy Extension Scheme Document					X
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
This exhibit is furnished with this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

†
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flextronics International Ltd.
By:	/s/ MICHAEL M. MCNAMARA Michael M. McNamara Chief Executive Officer

Date: May 23, 2011

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

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA Michael M. McNamara	Chief Executive Officer and Director (Principal Executive Officer)	May 23, 2011
/s/ PAUL READ Paul Read	Chief Financial Officer (Principal Financial Officer)	May 23, 2011
/s/ CHRISTOPHER COLLIER Christopher Collier	Senior Vice President, Finance (Principal Accounting Officer)	May 23, 2011
/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Chairman of the Board	May 23, 2011
/s/ JAMES A. DAVIDSON James A. Davidson	Director	May 23, 2011

Signature	Title	Date

/s/ ROBERT L. EDWARDS Robert L. Edwards	Director	May 23, 2011
/s/ DANIEL H. SCHULMAN Daniel H. Schulman	Director	May 23, 2011
/s/ WILLY SHIH, PH.D. Willy Shih, Ph.D.	Director	May 23, 2011
/s/ LIP-BU TAN Lip-Bu Tan	Director	May 23, 2011
/s/ WILLIAM D. WATKINS William D. Watkins	Director	May 23, 2011

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.01	Agreement and Plan of Merger, dated June 4, 2007, between Flextronics International Ltd., Saturn Merger Corp. and Solectron Corporation	8-K	000-23354	06-04-07	2.01

3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01

3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01

4.01	U.S. Dollar Indenture dated June 29, 2000 between the Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-14-00	4.1

4.02	Indenture dated as of August 5, 2003 between Registrant and U.S. Bank National Association, as successor trustee.	10-Q	000-23354	08-11-03	4.01

4.03	Credit Agreement, dated as of May 9, 2007, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and The Bank of Nova Scotia, as L/C Issuers, The Bank of Nova Scotia, as Syndication Agent, Bank of China (Hong Kong) Limited, BNP Paribas, Fortis Capital Corp., Keybank National Association, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corp., New York, as Co-Documentation Agents, Banc of America Securities LLC and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto.	8-K	000-23354	05-15-07	10.01

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.04	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1

4.05	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01

4.06	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1

10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2

10.03	Registrant's 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04

10.04	Registrant's 1997 Interim Stock Plan.†	S-8	333-42255	12-15-97	99.2

10.05	Registrant's 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.06	Registrant's 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.07	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01

10.08	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02

10.09	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.10	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09

10.11	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	07-28-10	10.01

10.12	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.02

10.13	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.03

10.14	Form of Share Bonus Award Agreement under 2001 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.04

10.15	Asset Purchase Agreement, dated as of June 29, 2004, by and among the Registrant and Nortel Networks Limited.	10-Q	000-23354	08-06-04	10.01

10.16	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02

10.17	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01

10.18	Summary of Directors' Compensation†	10-Q	000-23354	11-03-09	10.03

10.19	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02

10.20	Description of Non-Executive Chairman's Compensation†	10-Q	000-23354	08-05-10	10.11

10.21	Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005.†	10-Q	000-23354	08-05-08	10.03

10.22	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan.†	10-Q	000-23354	02-05-09	10.03

10.23	Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007.†	10-K	000-23354	05-20-09	10.23

10.24	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005.†	10-Q	000-23354	08-05-10	10.08

				Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.25		Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005.†	8-K	000-23354	07-07-06	10.01

10.26		Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006.†	8-K	000-23354	07-07-06	10.02

10.27		Description of Annual Incentive Bonus Plan for Fiscal 2011†	10-Q	000-23354	08-05-10	10.05

10.28		Compensation Arrangements of Executive Officers of Flextronics International Ltd.†	10-Q	000-23354	08-05-10	10.07

10.29		Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	08-05-10	10.06

10.30		Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.01

10.31		Francois Barbier Relocation Expenses Addendum, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.02

10.32		Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	09-03-10	10.03

10.33		2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11-03-10	10.04

21.01		Subsidiaries of Registrant.					X

23.01		Consent of Deloitte & Touche LLP.					X

24.01		Power of Attorney (included on the signature page to this Form 10-K)					X

31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.01	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

32.02	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

101.INS	*	XBRL Instance Document					X

Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
101.SCH	*	XBRL Taxonomy Extension Scheme Document					X
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
This exhibit is furnished with this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

†
Management contract, compensatory plan or arrangement.