Form 10-Q
period 2011-07-01
FLEXTRONICS INTERNATIONAL LTD.
filed 2011-08-09
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011

Ordinary Shares, No Par Value	731,491,839

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of July 1, 2011, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended July 1, 2011 and July 2, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of March 31, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 23, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 9, 2011

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	July 1, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,557,808	$1,748,471
Accounts receivable, net of allowance for doubtful accounts of $12,870 and $13,388 as of July 1, 2011 and March 31, 2011, respectively	2,911,020	2,629,633
Inventories	3,738,298	3,550,286
Other current assets	1,361,658	1,125,809
Total current assets	9,568,784	9,054,199
Property and equipment, net	2,188,093	2,141,063
Goodwill and other intangible assets, net	204,023	213,083
Other assets	222,231	224,807
Total assets	$12,183,131	$11,633,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$179,625	$21,179
Accounts payable	5,528,148	5,081,898
Accrued payroll	387,898	381,188
Other current liabilities	1,515,628	1,344,666
Total current liabilities	7,611,299	6,828,931
Long-term debt and capital lease obligations, net of current portion	2,034,124	2,199,195
Other liabilities	301,247	310,330
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 804,526,625 and 830,745,010 shares issued, and 730,775,553 and 756,993,938 outstanding as of July 1, 2011 and March 31, 2011, respectively	8,682,070	8,865,556
Treasury stock, at cost; 73,751,072 shares as of July 1, 2011 and March 31, 2011	(523,110)	(523,110)
Accumulated deficit	(5,936,529)	(6,068,504)
Accumulated other comprehensive income	14,030	20,754
Total shareholders’ equity	2,236,461	2,294,696
Total liabilities and shareholders’ equity	$12,183,131	$11,633,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three-Month Periods Ended
	July 1, 2011	July 2, 2010

Net sales	$7,547,751	$6,565,880
Cost of sales	7,147,529	6,195,062
Gross profit	400,222	370,818
Selling, general and administrative expenses	215,915	195,718
Intangible amortization	13,302	17,990
Interest and other expense, net	22,176	27,529
Income before income taxes	148,829	129,581
Provision for income taxes	16,854	11,403
Net income	$131,975	$118,178

Earnings per share:
Basic	$0.18	$0.15
Diluted	$0.17	$0.14
Weighted-average shares used in computing per share amounts:
Basic	746,762	810,637
Diluted	759,823	824,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three-Month Periods Ended
	July 1, 2011	July 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,975	$118,178
Depreciation and amortization	116,027	111,464
Changes in working capital and other, net of acquisitions	(111,591)	(140,878)
Net cash provided by operating activities	136,411	88,764
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(123,254)	(119,045)
Proceeds from the disposition of property and equipment	10,584	20,710
Acquisition of businesses, net of cash acquired	(7,056)	(477)
Other investments and notes receivable, net	(362)	(5,136)
Net cash used in investing activities	(120,088)	(103,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	817,966	512,350
Repayments of bank borrowings, long-term debt and capital lease obligations	(824,855)	(589,506)
Payments for repurchase of long-term debt	—	(7,029)
Payments for repurchase of ordinary shares	(199,999)	(104,875)
Net proceeds from issuance of ordinary shares	4,237	2,203
Net cash used in financing activities	(202,651)	(186,857)
Effect of exchange rates on cash	(4,335)	5,018
Net decrease in cash and cash equivalents	(190,663)	(197,023)
Cash and cash equivalents, beginning of period	1,748,471	1,927,556
Cash and cash equivalents, end of period	$1,557,808	$1,730,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE COMPANY

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company’s operations have expanded over the years by a combination of internal growth and acquisitions. The Company is a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following businesses: infrastructure; mobile communication devices; computing; consumer digital devices; industrial, semiconductor capital equipment, clean technology, aerospace and defense, and white goods; automotive and marine; and medical devices. The Company’s strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain services through which the Company designs, builds, ships and services a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle.

The Company’s service offerings include rigid and flexible printed circuit board fabrication, systems assembly and manufacturing (including enclosures, testing services, materials procurement and inventory management), logistics, after-sales services (including product repair, warranty services, re-manufacturing and maintenance) and multiple component product offerings. Additionally, the Company provides market-specific design and engineering services ranging from contract design manufacturing (“CDM”), where the customer purchases services on a time and materials basis, to original product design and manufacturing services, where the customer purchases a product that was designed, developed and manufactured by the Company (commonly referred to as original design manufacturing, or “ODM”). ODM products are then sold by the Company’s OEM customers under the OEMs’ brand names. The Company’s CDM and ODM services include user interface and industrial design, mechanical engineering and tooling design, electronic system design and printed circuit board design.

2.  SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2011 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 1, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2012.

The first fiscal quarters ended on July 1, 2011 and July 2, 2010, respectively. The second fiscal quarter for the current year ends on September 30, 2011 and the second fiscal quarter of the prior year ended on October 1, 2010.  The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year.

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

	As of	As of
	July 1, 2011	March 31, 2011
	(In thousands)
Cash and bank balances	$1,038,992	$1,372,711
Money market funds and time deposits	518,816	375,760
	$1,557,808	$1,748,471

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	July 1, 2011	March 31, 2011
	(In thousands)
Raw materials	$2,385,712	$2,271,944
Work-in-progress	630,092	579,047
Finished goods	722,494	699,295
	$3,738,298	$3,550,286

Property and Equipment

Depreciation expense associated with property and equipment was approximately $102.7 million and $93.5 million for the three-month periods ended July 1, 2011 and July 2, 2010, respectively.

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the three-month period ended July 1, 2011:

Amount
(In thousands)
Balance, beginning of the year	$93,207
Acquisition (1)	3,535
Purchase accounting adjustment (2)	280
Foreign currency translation adjustments	355
Balance, end of the quarter	$97,377

(1)                                  The amount is attributable to one acquisition during the three-month period ended July 1, 2011 that was not significant to the Company. The aggregate cash paid for this acquisition was approximately $6.2 million, net of cash acquired.

(2)                                  The amount is attributable to purchase accounting adjustments for a historical acquisition that was not significant to the Company, resulting from management’s review of the valuation of assets and liabilities completed in a period subsequent to the respective acquisition, based on management’s estimates. The effects of the adjustments, had they been made at time of acquisition, would not have had a significant impact on the balance sheet, statement of operations, or statement of cash flows for the periods subsequent to that date.

The components of acquired intangible assets are as follows:

	As of July 1, 2011			As of March 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer-related intangibles	$375,028	$(295,515)	$79,513	$378,412	$(283,732)	$94,680
Licenses and other intangibles	48,404	(21,271)	27,133	44,915	(19,719)	25,196
Total	$423,432	$(316,786)	$106,646	$423,327	$(303,451)	$119,876

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. Total intangible amortization expense was $13.3 million and $18.0 million during the three-month periods ended July 1, 2011 and July 2, 2010, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2012 (1)	$31,684
2013	31,234
2014	21,173
2015	11,400
2016	5,669
Thereafter	5,486
Total amortization expense	$106,646

(1)         Represents estimated amortization for the nine-month period ending March 31, 2012.

Other Current Assets

Other current assets includes approximately $681.3 million and $460.0 million as of July 1, 2011 and March 31, 2011, respectively, for the deferred purchase price receivable from our Global and North American Asset-Backed Securitization programs (see Note 8).

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  For the Company, this new guidance is effective as of April 1, 2012.

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with IFRS.  The amended guidance modifies the measurement of fair value, clarifies verbiage, and changes disclosure or other requirements in US GAAP and IFRS.  The guidance is effective for the Company as of January 1, 2012. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments modify the criteria for recognizing revenue in multiple element arrangements. The Company adopted the provisions of this guidance prospectively to new or materially modified arrangements beginning April 1, 2011. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

3.  STOCK-BASED COMPENSATION

During the three-month period ended July 1, 2011, the Company granted equity compensation awards under the 2010 Equity Incentive Plan (the “2010 Plan”). For further discussion of the 2010 Plan, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

The following table summarizes the Company’s stock-based compensation expense:

	Three-Month Periods Ended
	July 1, 2011	July 2, 2010
	(In thousands)
Cost of sales	$2,014	$2,723
Selling, general and administrative expenses	10,263	11,767
Total stock-based compensation expense	$12,277	$14,490

For the three-month period ended July 1, 2011, the Company granted 399,800 stock options, at a weighted average fair value per option of $2.67.  Total unrecognized compensation expense related to stock options is $24.3 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 1.4 years.

As of July 1, 2011, the number of options outstanding and exercisable was 52.9 million and 40.2 million, respectively, at weighted average exercise prices of $7.69 and $8.41, respectively.

The following table summarizes restricted share unit award activity for the Company’s equity compensation plans during the three-month period ended July 1, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested restricted share unit awards as of March 31, 2011	13,801,942	$8.04
Granted	7,684,068	6.70
Vested	(1,650,212)	10.40
Forfeited	(1,816,685)	10.48
Unvested restricted share unit awards as of July 1, 2011	18,019,113	$7.01

Of the 7.7 million restricted share unit awards granted during the three-month period ended July 1, 2011, approximately 1.5 million represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting a certain market condition. The number of shares that ultimately will vest are based on a measurement of Flextronics’s total shareholder return against the Standard and Poor’s (“S&P”) 500 Composite Index and will vest over a period of four years. The actual number of shares issued can range from zero to 2.2 million.  The grant-date fair value of these awards was estimated to be $7.78 per share and was calculated using a Monte Carlo simulation.

During the three-month period ended July 1, 2011, approximately 158,000 restricted share unit awards were granted to certain key employees whereby vesting is contingent upon meeting both a service requirement and achievement of longer-term Company performance goals.

As of July 1, 2011, total unrecognized compensation expense related to unvested restricted share unit awards is $81.0 million, net of estimated forfeitures, and will be recognized over a weighted average vesting period of 3.3 years. Approximately $12.9 million of the unrecognized compensation cost is related to awards whereby vesting is contingent on meeting a certain market condition.

4.  EARNINGS PER SHARE

The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended
	July 1, 2011	July 2, 2010
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$131,975	$118,178
Shares used in computation:
Weighted-average ordinary shares outstanding	746,762	810,637
Basic earnings per share	$0.18	$0.15

Diluted earnings per share:
Net income	$131,975	$118,178
Shares used in computation:
Weighted-average ordinary shares outstanding	746,762	810,637
Weighted-average ordinary share equivalents from stock options and awards (1)	13,061	13,380
Weighted-average ordinary shares and ordinary share equivalents outstanding	759,823	824,017
Diluted earnings per share	$0.17	$0.14

(1)                                  Ordinary share equivalents from stock options to purchase approximately 26.7 million shares outstanding during the three-month periods ended July 1, 2011 and July 2, 2010, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

5.  COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income, net of tax:

	Three-Month Periods Ended
	July 1, 2011	July 2, 2010
	(In thousands)
Net income	$131,975	$118,178
Other comprehensive income:
Foreign currency translation adjustment	73	(9,319)
Unrealized loss on derivative instruments, and other losses	(6,797)	(3,192)
Comprehensive income	$125,251	$105,667

6.  BANK BORROWINGS, LONG-TERM DEBT & CAPITAL LEASE OBLIGATIONS

As of July 1, 2011 and March 31, 2011, there were $160.0 million in borrowings outstanding under the Company’s five-year $2.0 billion revolving credit facility due May 2012.  The Company reclassified the balance to a current liability during the three-month period ended July 1, 2011.  The Company was in compliance with the covenants under each of its debt facilities as at July 1, 2011.

Fair Values

As of July 1, 2011, the approximate fair value of the Company’s debt outstanding under its $1.7 billion Term Loan Agreement was 98.9% of the face values of the debt obligations, respectively, based on broker trading prices.  The Company’s Asia Term Loans are not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximate those of the $1.7 billion Term Loan Agreement, management estimates the respective fair values would be approximately the same.

Interest Expense

During the three-month periods ended July 1, 2011 and July 2, 2010, the Company recognized interest expense of $16.3 million and $31.3 million, respectively, on its debt obligations outstanding during the period.

7.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of July 1, 2011, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $2.7 billion as summarized below:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
		(In thousands)
Cash Flow Hedges
CNY	Buy	1,503,500	$232,610
EUR	Buy	25,374	36,692
EUR	Sell	16,359	23,111
HUF	Buy	13,891,000	75,713
ILS	Buy	163,200	47,782
MXN	Buy	1,534,900	130,722
MYR	Buy	376,950	124,839
SGD	Buy	71,200	57,957
Other	Buy	N/A	72,981
			802,407
Other Forward/Swap Contracts
BRL	Buy	47,400	30,268
BRL	Sell	108,200	69,093
CAD	Buy	46,690	47,790
CAD	Sell	71,925	73,488
EUR	Buy	143,237	207,416
EUR	Sell	232,426	336,655
GBP	Buy	13,924	22,427
GBP	Sell	35,777	57,279
HUF	Buy	6,441,100	35,107
HUF	Sell	8,387,800	45,718
JPY	Buy	5,025,027	62,475
JPY	Sell	2,915,946	36,133
MXN	Buy	758,110	64,566
MXN	Sell	247,020	21,038
MYR	Buy	152,853	50,622
SEK	Buy	2,458,189	388,344
SEK	Sell	1,181,001	186,750
Other	Buy	N/A	109,740
Other	Sell	N/A	54,971
			1,899,880

Total Notional Contract Value in USD			$2,702,287

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Interest and other expense, net in the Condensed Consolidated Statement of Operations.  Gains or losses from fair value adjustments for these instruments are designed to offset losses and gains from the Company’s revaluation of monetary assets and liabilities denominated in a non-functional currency.  As of July 1, 2011 and March 31, 2011, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders’ equity in the Condensed Consolidated Balance Sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred losses as of July 1, 2011 are expected to be recognized as a component of cost of sales over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of Interest and other expense, net in the Condensed Consolidated Statements of Operations.

The following table presents the Company’s assets and liabilities related to foreign currency contracts measured at fair value on a recurring basis as of July 1, 2011, aggregated by level in the fair-value hierarchy within which those measurements fall:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency contracts	$—	$26,485	$—	$26,485

Liabilities:
Foreign currency contracts	—	(11,104)	—	(11,104)
Total:	$—	$15,381	$—	$15,381

There were no transfers between levels in the fair value hierarchy during the three-month period ended July 1, 2011.  The Company’s foreign currency forward contracts are measured on a recurring basis at fair value based on foreign currency spot and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheet utilized for foreign currency risk management purposes at July 1, 2011:

	Fair Values of Derivative Information
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)

Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$15,351	Other current liabilities	$(1,317)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$11,134	Other current liabilities	$(9,787)

8.  TRADE RECEIVABLES SECURITIZATION

The Company sells trade receivables under two asset-backed securitization programs and under an accounts receivable factoring program.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables.  The investment limits by the financial institutions are $500.0 million for the Global Program and $300.0 million for the North American Program and require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

Servicing fees recognized during the three-month periods ended July 1, 2011 and July 2, 2010 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations.  As

the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of July 1, 2011, approximately $1.3 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $601.7 million and deferred purchase price receivables of approximately $681.3 million.  The deferred purchase price receivables are included in other current assets as of July 1, 2011 and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow, and due to its high credit quality and short maturity their fair value approximated book value.  There were no write-offs, fair value adjustments or other transfers between levels in the fair value hierarchy for the deferred purchase price receivables during the three-month period ended July 1, 2011.  As of March 31, 2011, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $545.0 million and deferred purchase price receivables of approximately $460.0 million.  Retained interests consisted primarily of the Company’s investment participation in the sold receivables and were carried at the expected recovery amount of the related receivables; such amounts were included in other current assets in the Condensed Consolidated Balance Sheets.

As of July 1, 2011 and March 31, 2011, the accounts receivable balances that were sold under the ABS Programs were removed from the Condensed Consolidated Balance Sheets, and the net cash proceeds received by the Company were included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.  As discussed more fully in the Company’s Annual Report on Form 10-K, upon adoption of two new accounting standards on April 1, 2010, the balance of receivables sold for cash under the Global Program as of March 31, 2010, totaling $217.1 million, was recorded as accounts receivables and short-term bank borrowings in the opening balance sheet of fiscal 2011. Upon collection of these receivables the Company recorded cash from operations offset by repayments of bank borrowings from financing activities in the Condensed Consolidated Statements of Cash Flows during the three-month period ended July 2, 2010. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations; such amounts were $3.3 million and $2.1 million for the three-month periods ended July 1, 2011, and July 2, 2010, respectively.

For the three-month period ended July 1, 2011, cash flows from sales of receivables in which the Company maintained a continuing involvement as a result of the deferred purchase price consisted of approximately $1.2 billion for transfers of receivables (of which approximately $0.1 billion represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers) and approximately $0.9 billion for collections on the deferred purchase price assets received upon the initial transfers. For the three-month period ended July 2, 2010, cash flows from sales of receivables in which the Company maintained a continuing involvement as a result of the deferred purchase price consisted of approximately $0.4 billion for transfers of receivables (of which approximately $0.2 billion represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers) and approximately $0.5 billion for collections on the deferred purchase price assets received upon the initial transfers.

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $54.1 million and $109.7 million as of July 1, 2011 and March 31, 2011, respectively. For the three-month periods ended July 1, 2011 and July 2, 2010, total accounts receivable sold to certain third party banking institutions was approximately $489.2 million and $472.6 million, respectively. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows.

9.  RESTRUCTURING CHARGES

The Company did not incur restructuring charges during the three-month periods ended July 1, 2011 and July 2, 2010 and has completed essentially all activities associated with previously announced plans. During the three-month period ended July 1, 2011 the Company paid $2.9 million for restructuring charges primarily incurred in fiscal year 2010 and prior, and the remaining restructuring accrual as at July 1, 2011 was not significant.

Additionally, there were no changes to any of the previously announced plans in the current period.

10.  COMMITMENTS AND CONTINGENCIES

On June 4, 2007, a shareholder class action lawsuit was filed in Santa Clara County Superior Court. The lawsuit arises out of the merger with Solectron Corp. in 2007 and other defendants include selected officers of the Company, Solectron and Solectron’s former directors and officers. On behalf of the class, the plaintiff seeks compensatory, rescissory, and other forms of damages, as well as attorneys’ fees and costs. The plaintiff does not seek a jury trial.  On August 12, 2010, the Court certified a class of all former Solectron shareholders that were entitled to vote and receive cash or shares of the Company’s stock in exchange for their shares of Solectron stock following the merger. On April 21, 2011, the Court granted a request by the plaintiff’s counsel to withdraw as class counsel, and ordered the plaintiff to retain new counsel by June 24, 2011. The plaintiff failed to do so, thus on June 28, 2011, the Court issued an order to show cause why the case should not be dismissed and the hearing is scheduled for August 12, 2011.  The Company believes that the claims are without merit and any possible losses resulting from such claims would not be material to the financial statements as a whole.

In addition, from time to time, the Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any possible losses resulting from these matters that are in excess of amounts already accrued in its consolidated balance sheet would not be material to the financial statements as a whole.

11.  SHARE REPURCHASE PLAN

On March 23, 2011, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s outstanding ordinary shares.  Share repurchases are made in the open market at such times and in such amounts as management deems appropriate.  The timing and number of shares repurchased depends on a variety of factors including price, market conditions and applicable legal requirements.  The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice.  During the three-month period ended July 1, 2011, the Company repurchased approximately 29.0 million shares for an aggregate purchase price of $200.0 million, and retired all of these shares.

On July 18, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $200.0 million of the Company’s outstanding ordinary shares, subject to shareholder approval at the 2011 Extraordinary General Meeting of the Company’s Share Purchase Mandate. The Share Purchase Mandate was approved by the Company’s shareholders at the 2011 Extraordinary General Meeting on July 22, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section, as well as in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2011. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading global provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products. In the current quarter, we recast our previously defined five markets into four markets to better align our market focus.  These four new markets are as follows: High Reliability Solutions, which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions, which includes our mobile/smart phone business, consumer electronics, including game consoles and printers, enterprise PC business and our ODM personal computing business which we are exiting; Industrial & Emerging Industries, which is comprised of our industrial, semiconductor capital equipment and clean technology businesses; and Integrated Network Solutions, which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

We provide a full range of vertically-integrated global supply chain services through which we can design, build, ship and service a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; rigid printed circuit board and flexible circuit board fabrication; systems assembly and manufacturing; logistics; after-sales services; and multiple component product offerings, including camera modules for consumer products such as mobile devices and power supplies for computing and other electronic devices.

We are one of the world’s largest EMS providers, with revenues of $7.5 billion during the three-month period ended July 1, 2011, and $28.7 billion in fiscal year 2011.  As of March 31, 2011, our total manufacturing capacity was approximately 27.0 million square feet.  We design, build, ship and service electronics products for our customers through a network of facilities in 30 countries across four continents.  The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended
Net sales:	July 1, 2011	July 2, 2010
	(In thousands)
China	$3,199,446	$2,275,329
Mexico	867,772	959,402
U.S.	745,209	807,241
Malaysia	642,042	647,914
Hungary	575,884	571,756
Other	1,517,398	1,304,238
	$7,547,751	$6,565,880

	As of	As of
Long-lived assets, net:	July 1, 2011	March 31, 2011
	(In thousands)
China	$902,852	$874,031
Mexico	331,484	341,719
Malaysia	179,022	162,615
Hungary	160,711	157,643
U.S.	135,637	136,081
Other	478,387	468,974
	$2,188,093	$2,141,063

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

We use a portfolio management concept to manage our extensive service offering. As our OEM customers change in the way they go to market, we reorganize and rebalance our business portfolio in order to optimize our operating results. The objective of our operating model is to allow us to redeploy and reposition our assets and resources across all the markets we serve.  During the three-month period ended July 1, 2011, we announced that we will be exiting the ODM personal computing business due to declining operating margins and performance metrics, as the business generated $663.2 million in sales and sustained operating losses which approximated $19.0 million for the quarter.  We believe we are on target to be fully exited from this business by the end of the fiscal year 2012 and estimate operating losses of approximately $20.0 million for each of the next two quarters.  We expect benefits from our ability to redeploy the associated assets into other parts of our business.

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

•             our increased components offerings which have required that we make substantial investments in the resources necessary to design and develop these products, and the continuing operating losses which this business has been experiencing;

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

Our business has been subject to seasonality primarily due to our High Velocity market, which includes our mobile and consumer devices businesses which historically exhibit particular strength toward the end of the calendar year in connection with the holiday season.

In our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, we stated that we were analyzing the impacts on our industry related to the recent Japan earthquake and tsunami as many large suppliers of semiconductors and other electronic components are based in Japan.  As of July 1, 2011, we have not experienced any material effects to our revenues or operations and do not expect the events in Japan to have any significant impact to our consolidated annual revenues or operations.

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

We believe the accounting policies discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, affect our more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2, “Summary of Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this document. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

	Three-Month Periods Ended
	July 1, 2011	July 2, 2010
Net sales	100.0%	100.0%
Cost of sales	94.7	94.4
Gross profit	5.3	5.6
Selling, general and administrative expenses	2.8	3.0
Intangible amortization	0.2	0.3
Interest and other expense, net	0.3	0.3
Income before income taxes	2.0	2.0
Provision for income taxes	0.2	0.2
Net income	1.8%	1.8%

Net sales

Net sales during the three-month period ended July 1, 2011 totaled $7.5 billion, representing an increase of approximately $1.0 billion, or 15%, from $6.6 billion during the three-month period ended July 2, 2010, primarily due to an improved macroeconomic environment that led to increased demand for our OEM customers end products.

Sales increased across all of the markets we serve, consisting of: (i) $146.1 million in the High Reliability Solutions market, (ii) $427.0 million in the High Velocity market, (iii) $128.1 million in the Industrial and Emerging Industries market, and (iv) $280.7 million in the Integrated Network Solutions market. Net sales increased $950.0 million in Asia, $122.2 million in the Europe, and decreased $90.0 million in the Americas.

The following table sets forth net sales by market:

	Three-Month Periods Ended
Markets:	July 1, 2011	July 2, 2010
	(In thousands)

High Velocity Solutions	$3,061,314	$2,634,352
Integrated Network Solutions	2,769,819	2,489,074
Industrial & Emerging Industries	1,149,971	1,021,861
High Reliability Solutions	566,647	420,593
	$7,547,751	$6,565,880

Our ten largest customers during the three-month periods ended July 1, 2011 and July 2, 2010 accounted for approximately 55% and 48% of net sales, respectively, with only Hewlett-Packard accounting for greater than 10% of our net sales during the three-month period ending July 1, 2011 and no customer accounting for greater than 10% of our net sales during the three-month period ended July 2, 2010.

Gross profit

Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. Gross profit during the three-month period ended July 1, 2011 increased $29.4 million to $400.2 million, or 5.3% of net sales, from $370.8 million, or 5.6% of net sales, during the three-month period ended July 2, 2010. The increase in gross profit was primarily attributable to increased net sales across all of our markets. The decrease in gross margin was attributable to a higher mix of low-margin products, including products in the ODM personal computing business.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, amounted to $215.9 million, or 2.8% of net sales, during the three-month period ended July 1, 2011, increasing $20.2 million from $195.7 million, or 3.0% of net sales, during the three-month period ended July 2, 2010.  The increase in absolute dollars was directly the result of an increase in headcount for various corporate support activities as well as other general infrastructure costs necessary to support the growth of our operations.  The overall decrease in SG&A as a percentage of sales during the three-month period ended July 1, 2011 was primarily due to our significant increase in sales as we were able to leverage our SG&A percentage down.

Intangible amortization

Amortization of intangible assets during the three-month period ended July 1, 2011 decreased by $4.7 million to $13.3 million from $18.0 million during the three-month period ended July 2, 2010, primarily due to the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.

Interest and other expense, net

Interest and other expense, net was $22.2 million during the three-month period ended July 1, 2011 compared to $27.5 million during the three-month period ended July 2, 2010, a decrease of $5.3 million that was primarily attributable to a reduction in interest expense. The reduction was principally due to the expiration of interest rate swaps by January 2011, which had fixed rates greater than the floating rates received under the agreements. The decrease was also, to a lesser extent, attributable to lower interest rates resulting from the Company’s refinancing $542.1 million of certain subordinated notes during FY11 with its lower rate revolving credit facility and Asia term loans.

Income taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to Note 8, “Income Taxes,” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 for further discussion.

We have tax loss carryforwards attributable to operations for which we have recognized deferred tax assets.  Our policy is to provide a reserve against those deferred tax assets that in our estimate are not more likely than not to be realized.

The consolidated effective tax rate was 11.3% and 8.8% for the three-month periods ended July 1, 2011 and July 2, 2010 respectively, and varies from the Singapore statutory rate of 17.0 % depending on the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, Poland and Singapore. We generate most of our revenues and profits from operations outside of Singapore. We currently do not anticipate a significant impact to our effective rate as a result of changes to the mix in revenues and operating profits between taxing jurisdictions.

The effective tax rate of 11.3% for the three month period ended July 1, 2011 is higher than the 3.1% effective rate  reported for the year ended March 31, 2011 and the 8.8% effective rate for the three-month period ended July 2, 2010 primarily as a result of tax benefits recorded in those periods for reversals of valuation allowances and reductions in liabilities for uncertain tax positions, which are recorded on a discreet basis in the quarter in which circumstances change and indicate an adjustment to income tax assets or liabilities is required.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2011, we had cash and cash equivalents of approximately $1.6 billion and bank and other borrowings of approximately $2.2 billion. We also have a $2.0 billion credit facility that expires in May 2012 under which we had $160.0 million in borrowings outstanding as of July 1, 2011, which is included in the $2.2 billion of borrowings above.  As of July 1, 2011, we were in compliance with the covenants under each of our credit facilities.

Cash provided by operating activities was $136.4 million during the three-month period ended July 1, 2011. This resulted primarily from $132.0 million of net income for the period before adjustments to include approximately $116.0 million of non-cash expenses for depreciation and amortization. Primarily due to higher sales and anticipated growth, our operating assets and liabilities increased $111.6 million on a net basis primarily from increases in accounts receivable and other current assets of $477.7 million and inventory of $176.0 million, partially offset by increases in accounts payable of $396.6 million and other current liabilities of $153.7 million.

Accounts receivable sold under our Asset-Backed Securitization Programs totaling $1.3 billion were removed from our Condensed Consolidated Balance Sheet as of July 1, 2011.  We received approximately $601.7 million in cash from the sales and our deferred purchase price receivable was approximately $681.3 million and was recorded in other current assets in the Condensed Consolidated Balance Sheet as of July 1, 2011.  For further information see Note 8 in our Notes to Condensed Consolidated Financial Statements.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	July 1, 2011	March 31, 2011	December 31, 2010	October 1, 2010	July 2, 2010

Days in trade accounts receivable	40 days	43 days	38 days	38 days	39 days
Days in inventory	47 days	50 days	44 days	45 days	46 days
Days in accounts payable	68 days	73 days	68 days	69 days	69 days
Cash conversion cycle	19 days	20 days	14 days	14 days	16 days

Days in trade accounts receivable was calculated as average accounts receivable for the quarter excluding the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended July 1, 2011, days in trade accounts receivable increased by one day to 40 days compared to the three-month period ended July 2, 2010. Deferred purchase price receivables included in the calculation of days in trade receivables were $681.3 million, $460.0 million, $821.2 million, $254.1 million and $111.2 million for the quarters ended July 1, 2011, March 31, 2011, December 31, 2010, October 1, 2010 and July 2, 2010, respectively. Deferred purchase price receivables are recorded in other current assets in the Condensed Consolidated Balance Sheets.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  During the three-month period ended July 1, 2011, days in inventory increased by one day compared to the three-month period ended July 2, 2010. The increase in days in inventory is primarily attributable to growth in inventory to accommodate higher anticipated sales.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  During the three-month period ended July 1, 2011, days in accounts payable decreased by one day to 68 days compared to the three-month period ended July 2, 2010 primarily due to the increase in cost of sales and material purchasing associated with our current quarter and anticipated higher sales volume.

Our average net working capital, defined as accounts receivable plus the deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annualized sales was approximately 6% for the quarter ended July 1, 2011, compared to 5% for the quarter ended July 2, 2010.

Our cash conversion cycle was calculated as the sum of inventory turns in days and days sales outstanding in accounts receivable less days payable outstanding in accounts payable.  During the three-month period ended July 1, 2011, our cash conversion cycle increased by 3 days to 19 days compared to the three-month period ended July 2, 2010, as both day sales outstanding and inventory days increased and day payables outstanding decreased.

Cash used by investing activities amounted to $120.1 million during the three-month period ended July 1, 2011.  This resulted primarily from $112.7 million in net capital expenditures for property and equipment, and $7.1 million for an acquisition completed during the three-month period ended July 1, 2011.

Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $23.7 million for the three-month period ended July 1, 2011 compared with negative free cash flow of $9.6 million for the quarter ended July 2, 2010.  We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities.

Cash used in financing activities was $202.7 million during the three-month period ended July 1, 2011, which was primarily for the repurchase of 29.0 million of our ordinary shares.

Our cash balances are held in numerous locations throughout the world.  As of July 1, 2011 and March 31, 2011, substantially all of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income taxes withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $500 million as of March 31, 2011). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.

Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings.  We also sell a designated pool of trade receivables under asset-backed securitization programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements.

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

On July 18, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $200.0 million of the Company’s outstanding ordinary shares, subject to shareholder approval at the 2011 Extraordinary General Meeting of the Company’s Share Purchase Mandate. The Share Purchase Mandate was approved by the Company’s shareholders at the 2011 Extraordinary General Meeting on July 22, 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2011.  There have been no material changes in our contractual obligations since March 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We sell a designated pool of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold. The deferred purchase price receivable we retain serves as additional credit support to the financial institution and is recorded at its estimated fair value.  The fair value of our deferred purchase price receivable was approximately $681.3 million as of July 1, 2011. For further information see Note 8 in our Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk for changes in interest and foreign currency exchange rates for the three-month period ended July 1, 2011 as compared to the fiscal year ended March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 1, 2011, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2011, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 4, 2007, a shareholder class action lawsuit was filed in Santa Clara County Superior Court. The lawsuit arises out of the merger with Solectron Corp. in 2007 and other defendants include selected officers of the Company, Solectron and Solectron’s former directors and officers. On behalf of the class, the plaintiff seeks compensatory, rescissory, and other forms of damages, as well as attorneys’ fees and costs. The plaintiff does not seek a jury trial.  On August 12, 2010, the Court certified a class of all former Solectron shareholders that were entitled to vote and receive cash or shares of the Company’s stock in exchange for their shares of Solectron stock following the merger. On April 21, 2011, the Court granted a request by the plaintiff’s counsel to withdraw as class counsel, and ordered the plaintiff to retain new counsel by June 24, 2011. The plaintiff failed to do so, thus on June 28, 2011, the Court issued an order to show cause why the case should not be dismissed and the hearing is scheduled for August 12, 2011.  The Company believes that the claims are without merit and any possible losses resulting from such claims would not be material to the financial statements as a whole.

In addition, from time to time, the Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any possible losses resulting from these matters that are in excess of amounts already accrued in its consolidated balance sheet would not be material to the financial statements as a whole.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2011 through July 1, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2011	—	$—	—	$200,000,000
May 1 - May 31, 2011	17,600,159	6.87	17,600,159	79,084,627
June 1 - July 1, 2011	11,370,900	6.95	11,370,900	—
Total	28,971,059	6.90	28,971,059

(1)

During the period from April 1, 2011 through July 1, 2011 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	On March 23, 2011, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s outstanding ordinary shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

We currently expect to hold our 2012 Annual General Meeting of Shareholders (“AGM”) on August 30, 2012. Because the expected date of our 2012 AGM is more than 30 days later than the anniversary of our 2011 AGM, we have set a new deadline for the receipt of shareholder proposals submitted in accordance with SEC Rule 14a-8, for inclusion in our proxy materials for the 2012 AGM. In order to be considered timely, such proposals must be received by us no later than March 26, 2012. Any such shareholder proposals must be mailed to our U.S. corporate offices located at 847 Gibraltar Drive, Milpitas, California, 95035, U.S.A., Attention: General Counsel. Any such shareholder proposals may be included in our proxy statement for the 2012 annual general meeting so long as they are provided to us on a timely basis and satisfy the other conditions set forth in applicable rules and regulations promulgated by the SEC. Shareholder proposals submitted outside the processes of SEC Rule 14a-8 are subject to the requirements of the Singapore Companies Act.

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011

/s/ Paul Read
Paul Read
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01	Form of Restricted Share Unit Award under 2010 Equity Incentive Plan
10.02	Description of Annual Incentive Bonus Plan for Fiscal 2012
10.03	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.
10.04	Summary of Directors’ Compensation
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.