Form 10-Q
period 2011-09-30
FLEXTRONICS INTERNATIONAL LTD.
filed 2011-11-04
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2011
Ordinary Shares, No Par Value	713,189,067

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2011 and October 1, 2010, and of cash flows for the six-month periods ended September 30, 2011 and October 1, 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

November 4, 2011

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2011	March 31, 2011
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,595,709	$1,748,471
Accounts receivable, net of allowance for doubtful accounts of $13,073 and $13,388 as of September 30, 2011 and March 31, 2011, respectively	2,753,207	2,629,633
Inventories	3,866,084	3,550,286
Other current assets	1,721,409	1,125,809
Total current assets	9,936,409	9,054,199
Property and equipment, net	2,198,907	2,141,063
Goodwill and other intangible assets, net	193,623	213,083
Other assets	214,259	224,807
Total assets	$12,543,198	$11,633,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$19,705	$21,179
Accounts payable	5,827,469	5,081,898
Accrued payroll	379,459	381,188
Other current liabilities	1,653,501	1,344,666
Total current liabilities	7,880,134	6,828,931
Long-term debt and capital lease obligations, net of current portion	2,189,194	2,199,195
Other liabilities	270,524	310,330
Commitments and contingencies (Note 12)
Shareholders’ equity
Ordinary shares, no par value; 762,831,417 and 830,745,010 shares issued, and 712,592,063 and 756,993,938 outstanding as of September 30, 2011 and March 31, 2011, respectively	8,457,357	8,865,556
Treasury stock, at cost; 50,239,354 and 73,751,072 shares as of September 30, 2011 and March 31, 2011, respectively	(388,215)	(523,110)
Accumulated deficit	(5,806,649)	(6,068,504)
Accumulated other comprehensive income (loss)	(59,147)	20,754
Total shareholders’ equity	2,203,346	2,294,696
Total liabilities and shareholders’ equity	$12,543,198	$11,633,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$8,044,342	$7,422,338	$15,592,093	$13,988,218
Cost of sales	7,668,956	7,024,691	14,816,485	13,219,753
Gross profit	375,386	397,647	775,608	768,465
Selling, general and administrative expenses	214,069	198,954	429,984	394,672
Intangible amortization	14,540	21,439	27,842	39,429
Interest and other expense, net	1,467	22,838	23,643	50,367
Income before income taxes	145,310	154,416	294,139	283,997
Provision for income taxes	15,430	10,000	32,284	21,403
Net income	$129,880	$144,416	$261,855	$262,594

Earnings per share:
Basic	$0.18	$0.19	$0.36	$0.33
Diluted	$0.18	$0.18	$0.35	$0.33
Weighted-average shares used in computing per share amounts:
Basic	722,208	776,362	734,485	793,499
Diluted	731,049	784,271	745,436	804,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 30, 2011	October 1, 2010
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261,855	$262,594
Depreciation and amortization	235,613	230,714
Changes in working capital and other, net of acquisitions	(60,588)	104,211
Net cash provided by operating activities	436,880	597,519
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(260,703)	(273,172)
Proceeds from the disposition of property and equipment	23,760	51,438
Acquisition of businesses, net of cash acquired	(21,426)	(2,502)
Other investments and notes receivable, net	2,408	13,123
Net cash used in investing activities	(255,961)	(211,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	2,518,698	1,249,515
Repayments of bank borrowings, long-term debt and capital lease obligations	(2,522,901)	(1,491,192)
Payments for early repurchase of long-term debt	—	(7,029)
Payments for repurchase of ordinary shares	(306,057)	(299,943)
Net proceeds from issuance of ordinary shares	6,230	3,309
Net cash used in financing activities	(304,030)	(545,340)
Effect of exchange rates on cash and cash equivalents	(29,651)	19,574
Net decrease in cash and cash equivalents	(152,762)	(139,360)
Cash and cash equivalents, beginning of period	1,748,471	1,927,556
Cash and cash equivalents, end of period	$1,595,709	$1,788,196

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

2.  SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2011 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.

The first quarter for fiscal 2012 and fiscal 2011 ended on July 1, 2011 and July 2, 2010, respectively. The second fiscal quarter for the current year ended on September 30, 2011 and the second fiscal quarter of the prior year ended on October 1, 2010.  The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year.

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

	As of	As of
	September 30, 2011	March 31, 2011
	(In thousands)
Cash and bank balances	$1,191,204	$1,372,711
Money market funds and time deposits	404,505	375,760
	$1,595,709	$1,748,471

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	September 30, 2011	March 31, 2011
	(In thousands)
Raw materials	$2,317,897	$2,271,944
Work-in-progress	729,594	579,047
Finished goods	818,593	699,295
	$3,866,084	$3,550,286

Other Current Assets

Other current assets includes approximately $1.1 billion and $460.0 million as of September 30, 2011 and March 31, 2011, respectively, for the deferred purchase price receivable from our Global and North American Asset-Backed Securitization programs (see Note 9).

Property and Equipment

Depreciation expense associated with property and equipment was approximately $105.0 million and $207.8 million for the three-month and six-month periods ended September 30, 2011, respectively and $97.8 million and $191.3 million for the three-month and six-month periods ended October 1, 2010, respectively.

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the six-month period ended September 30, 2011:

Amount
(In thousands)
Balance, beginning of the year	$93,207
Acquisitions (1)	8,607
Purchase accounting adjustments (2)	280
Foreign currency translation adjustments	(434)
Balance, end of the quarter	$101,660

(1)

The amount is attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. The aggregate cash paid for these acquisitions was approximately $21.4 million, net of cash acquired.

(2)

The amount is attributable to purchase accounting adjustments for a historical acquisition that was not significant to the Company. The adjustments are based on management’s estimates from review of the valuation of assets and liabilities completed in a period subsequent to the respective acquisition. The effects of the adjustments, had they been made at time of acquisition, would not have had a significant impact on the balance sheet, statement of operations, or statement of cash flows for the periods subsequent to that date.

The components of acquired intangible assets are as follows:

	As of September 30, 2011			As of March 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer-related intangibles	$309,113	$(237,273)	$71,840	$378,412	$(283,732)	$94,680
Licenses and other intangibles	38,312	(18,189)	20,123	44,915	(19,719)	25,196
Total	$347,425	$(255,462)	$91,963	$423,327	$(303,451)	$119,876

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized, which is the primary reason for the periodic decrease in the gross carrying amount of intangibles and accumulated amortization. Total intangible amortization expense was $14.5 million and $27.8 million during the three-month and six-month periods ended September 30, 2011, respectively and was $21.4 million and $39.4 million during the three-month and six-month periods ended October 1, 2010, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2012 (1)	$19,167
2013	31,109
2014	20,811
2015	10,911
2016	5,701
Thereafter	4,264
Total amortization expense	$91,963

(1)	Represents estimated amortization for the six-month period ending March 31, 2012.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) revised guidance for testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The guidance is effective for the Company beginning in the first quarter of fiscal 2013. Early adoption is permitted. The Company expects its adoption of the new standard will not have a material impact on its consolidated financial position and results of operations.

In June 2011, the FASB issued a new accounting standard which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  For the Company, this new guidance is effective as of April 1, 2012.  The Company currently presents a separate statement of comprehensive income consecutively after its statement of operations in its annual financial statements and therefore the impact on its consolidated financial statements upon adoption is expected to be immaterial.

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

In October 2009, the FASB issued amendments to the accounting and disclosure requirements for revenue recognition. These amendments modify the criteria for recognizing revenue in multiple element arrangements. The Company adopted the provisions of this guidance prospectively to new or materially modified arrangements beginning April 1, 2011. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

3.  STOCK-BASED COMPENSATION

During the six-month period ended September 30, 2011, the Company granted equity compensation awards under the 2010 Equity Incentive Plan (the “2010 Plan”). For further discussion of the 2010 Plan, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

The following table summarizes the Company’s stock-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)		(In thousands)
Cost of sales	$2,293	$2,648	$4,307	$5,371
Selling, general and administrative expenses	11,955	11,282	22,218	23,049
Total stock-based compensation expense	$14,248	$13,930	$26,525	$28,420

For the six-month period ended September 30, 2011, the Company granted 452,800 stock options, at a weighted average fair value per option of $2.64.  Total unrecognized compensation expense related to stock options is $18.3 million, net of estimated forfeitures, and will be recognized over a weighted average remaining vesting period of 1.3 years.

As of September 30, 2011, the number of options outstanding and exercisable was 50.9 million and 40.6 million, respectively, at weighted average exercise prices of $7.63 and $8.25 per share, respectively.

The following table summarizes restricted share unit award activity for the Company’s equity compensation plans during the six-month period ended September 30, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested restricted share unit awards as of March 31, 2011	13,801,942	$8.04
Granted	8,274,205	6.66
Vested	(2,160,911)	10.16
Forfeited	(2,491,610)	9.70
Unvested restricted share unit awards as of September 30, 2011	17,423,626	$6.89

Of the 8.3 million restricted share unit awards granted during the six-month period ended September 30, 2011, approximately 1.5 million represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting a certain market condition. The number of shares that ultimately will vest are based on a measurement of Flextronics’s total shareholder return against the Standard and Poor’s (“S&P”) 500 Composite Index and will vest over a period of four years. The actual number of shares issued can range from zero to 2.2 million.  The average grant-date fair value of these awards was estimated to be $7.78 per share and was calculated using a Monte Carlo simulation.

As of September 30, 2011, total unrecognized compensation expense related to unvested restricted share unit awards is $80.0 million, net of estimated forfeitures, and will be recognized over a weighted average remaining vesting period of 3.1 years. Approximately $15.0 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting a certain market condition.

4.  EARNINGS PER SHARE

The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$129,880	$144,416	$261,855	$262,594
Shares used in computation:
Weighted-average ordinary shares outstanding	722,208	776,362	734,485	793,499
Basic earnings per share	$0.18	$0.19	$0.36	$0.33

Diluted earnings per share:
Net income	$129,880	$144,416	$261,855	$262,594
Shares used in computation:
Weighted-average ordinary shares outstanding	722,208	776,362	734,485	793,499
Weighted-average ordinary share equivalents from stock options and awards (1)	8,841	7,909	10,951	10,645
Weighted-average ordinary shares and ordinary share equivalents outstanding	731,049	784,271	745,436	804,144
Diluted earnings per share	$0.18	$0.18	$0.35	$0.33

(1)

Ordinary share equivalents from stock options to purchase approximately 27.4 million shares and 28.4 million shares outstanding during the three-month periods ended September 30, 2011 and October 1, 2010, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods. Ordinary share equivalents from stock options to purchase approximately 26.8 million shares and 27.0 million shares outstanding during the six-month periods ended September 30, 2011 and October 1, 2010, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

5.  COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income, net of tax:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)		(In thousands)
Net income	$129,880	$144,416	$261,855	$262,594
Other comprehensive income:
Foreign currency translation adjustments	(35,830)	23,828	(35,757)	14,509
Unrealized gain (loss) on derivative instruments, and other income (loss)	(37,347)	29,700	(44,144)	26,508
Comprehensive income	$56,703	$197,944	$181,954	$303,611

6.  BANK BORROWINGS, LONG-TERM DEBT & CAPITAL LEASE OBLIGATIONS

On October 19, 2011, the Company entered into a five-year $2.0 billion credit facility (“New Credit Facility”) consisting of a $1.5 billion revolving credit facility (“New Revolving Credit Facility”) and a $500 million term loan facility (“New Term Loan Facility”), which expires in October 2016.  The New Revolving Credit Facility replaces the Company’s existing $2.0 billion revolving credit facility. The New Term Loan Facility refinances one tranche of the Company’s $1.7 billion Term Loan Agreement dated October 1, 2007 that was scheduled to mature in October 2012.  As of September 30, 2011, $480.0 million was outstanding under this tranche.  Borrowings under the New Credit Facility bear interest, at the Company’s option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.25% and 2.25%, based on the Company’s credit ratings or (ii) the base rate (the greatest of the agent’s prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.25% and 1.25% (based on the Company’s credit rating). The Company is required to pay a quarterly commitment fee ranging between 0.20% and 0.45% per annum on the daily unused amount of the New Revolving Credit Facility based on the Company’s credit rating. The Company is also required to pay letter of credit usage fees ranging between 1.25% and 2.25% per annum (based on the Company’s credit rating) on the amount of the daily average outstanding letters of credit and a fronting fee of  0.125% per annum of  the amount available to be drawn under such letters of credit. The following table presents scheduled repayments under the New Term Loan Facility by fiscal year:

Fiscal Year Ending March 31,	Amount
(In thousands)
2012	$12,500
2013	25,000
2014	31,250
2015	37,500
2016	37,500
2017	356,250
Total	$500,000

The New Credit Facility is unsecured, and contains customary restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The New Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term.

The Company was in compliance with the covenants under each of its debt facilities existing as at September 30, 2011.

7. INTEREST AND OTHER EXPENSE

During the three-month and six-month periods ended September 30, 2011, the Company recognized interest expense of $16.6 million and $32.9 million, respectively, on its debt obligations outstanding during the period.  During the three-month and six-month periods ended October 1, 2010, the Company recognized interest expense of $27.0 million and $58.3 million, respectively.

During the three-month and six-month periods ended September 30, 2011, the Company recognized gains on foreign exchange transactions of $16.0 million and $21.7 million, respectively.  During the three-month and six-month periods ended October 1, 2010, the Company recognized gains on foreign exchange transactions of $4.2 million and $8.5 million, respectively.

During the three-month and six-month periods ended October 1, 2010, the Company recognized a gain of approximately $13.5 million and $18.6 million, respectively, associated with the sale of an equity investment, and a loss of approximately $11.7 million in connection with the divestiture of certain international entities.

8.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of September 30, 2011, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $3.3 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,409,800	—	$220,402	$—
EUR	42,371	5,777	57,729	7,944
HUF	11,353,000	—	52,977	—
ILS	185,100	—	49,751	—
MXN	1,482,700	—	109,931	—
MYR	407,350	—	128,162	—
SGD	62,035	—	47,952	—
Other	N/A	N/A	59,995	4,870
			726,899	12,814
Other Forward/Swap Contracts
BRL	35,700	56,700	19,434	30,866
CAD	44,984	95,947	44,945	96,480
CNY	2,244,777	2,101,848	347,900	328,000
EUR	239,240	216,210	327,088	297,622
GBP	15,634	33,832	24,656	52,932
HUF	9,136,500	7,489,200	42,634	34,947
JPY	6,084,846	2,934,642	79,355	38,205
MXN	892,540	340,410	66,175	25,239
MYR	164,180	24,680	51,655	7,765
SEK	2,361,373	725,093	348,700	107,671
Other	N/A	N/A	132,925	56,637
			1,485,467	1,076,364

Total Notional Contract Value in USD			$2,212,366	$1,089,178

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Interest and other expense, net in the Condensed Consolidated Statements of Operations.  Gains or losses from fair value adjustments for these instruments are designed to offset losses and gains from the Company’s revaluation of monetary assets and liabilities denominated in a non-functional currency. As of September 30, 2011 and March 31, 2011, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders’ equity in the Condensed Consolidated Balance Sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred losses as of September 30, 2011 are expected to be recognized as a component of cost of sales over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of Interest and other expense, net in the Condensed Consolidated Statements of Operations.

The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2011	March 31, 2011	Balance Sheet Location	September 30, 2011	March 31, 2011
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$1,491	$19,579	Other current liabilities	$(33,953)	$(778)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$25,002	$4,492	Other current liabilities	$(23,414)	$(6,122)

9.  TRADE RECEIVABLES SECURITIZATION

The Company sells trade receivables under two asset-backed securitization programs and under an accounts receivable factoring program.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables.  The Company maintains a continuing involvement in the receivables sold as a result of the deferred purchase price. The investment limits by the financial institutions are $500.0 million for the Global Program and $300.0 million for the North American Program and require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

Servicing fees recognized during the three-month and six-month periods ended September 30, 2011 and October 1, 2010 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of September 30, 2011, approximately $1.7 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $600.7 million and deferred purchase price receivables of approximately $1.1 billion.  As of March 31, 2011, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $545.0 million and deferred purchase price receivables of approximately $460.0 million.  The deferred purchase price receivables are included in other current assets as of September 30, 2011 and March 31, 2011. Retained interests consisted primarily of the Company’s investment participation in the sold receivables and were carried at the expected recovery amount of the related receivables; such amounts were included in other current assets in the Condensed Consolidated Balance Sheets.  The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations; such amounts were immaterial for all periods presented.

As of September 30, 2011 and March 31, 2011, the accounts receivable balances that were sold under the ABS Programs were removed from the Condensed Consolidated Balance Sheets, and the net cash proceeds received by the Company were included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.  As discussed more fully in the Company’s Annual Report on Form 10-K, upon adoption of two new accounting standards on April 1, 2010, the balance of receivables sold for cash under the Global Program as of March 31, 2010, totaling $217.1 million, was recorded as accounts receivables and short-term bank borrowings in the opening balance sheet of fiscal 2011. Upon collection of these receivables the Company recorded cash from operations offset by repayments of bank borrowings from financing activities in the Condensed Consolidated Statements of Cash Flows during the six-month period ended October 1, 2010.

For the six-month periods ended September 30, 2011 and October 1, 2010, cash flows from sales of receivables under the ABS

Programs consisted of approximately $2.4 billion and $0.8 billion for transfers of receivables, respectively (of which approximately $0.2 billion and $0.3 billion, respectively represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account during the six-month periods ended September 30, 2011 and October 1, 2010:

	Six-Month Period Ended	Six-Month Period Ended
	September 30, 2011	October 1, 2010
	(In thousands)	(In thousands)
Beginning balance	$459,994	$135,401
Transfers of receivables	2,883,576	902,044
Collections	(2,270,909)	(783,362)
Ending balance	$1,072,661	$254,083

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $55.1 million and $109.7 million as of September 30, 2011 and March 31, 2011, respectively. For the six-month periods ended September 30, 2011 and October 1, 2010, total accounts receivable sold to certain third party banking institutions was approximately $1.0 billion and $1.2 billion, respectively. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

10. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability. The accounting guidance for fair value establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Applies to assets or liabilities for which there are inputs other than quoted prices included within level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

The Company values foreign exchange forward contracts using level 2 observable inputs which primarily include foreign currency and interest spot and forward rates quoted by banks or foreign currency dealers.

The Company’s cash equivalents are comprised of bank deposits and money market accounts, which are valued using level 2 inputs, such as interest rates and maturity periods. Due to their short-term nature, their carrying amount approximates fair value.

Level 3 - Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company values deferred purchase price receivables relating to its Asset-Backed Securitization Program based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor and due to its high credit quality and short term maturity their fair value approximates carrying value.

There were no transfers between levels in the fair value hierarchy during the three-month and six-month periods ended September 30, 2011 and October 1, 2010.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and March 31, 2011:

	Fair Value Measurements as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$404,505	$—	$404,505
Deferred purchase price receivable (Note 9)	—	—	1,072,661	1,072,661
Foreign exchange forward contracts (Note 8)	—	26,493	—	26,493
Total Assets	$—	$430,998	$1,072,661	$1,503,659

Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(57,367)	$—	$(57,367)
Total Liabilities	$—	$(57,367)	$—	$(57,367)

	Fair Value Measurements as of March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$375,760	$—	$375,760
Deferred purchase price receivable (Note 9)	—	—	460,000	460,000
Foreign exchange forward contracts (Note 8)	—	24,071	—	24,071
Total Assets	$—	$399,831	$460,000	$859,831

Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(6,900)	$—	$(6,900)
Total Liabilities	$—	$(6,900)	$—	$(6,900)

Other financial instruments

The following table presents the Company’s liabilities not carried at fair value as at September 30, 2011 and March 31, 2011:

	As of September 30, 2011		As of March 31, 2011
	Carrying	Fair	Carrying	Fair	Fair Value
	Amount	Value	Amount	Value	Hierarchy
	(In thousands)		(In thousands)
Revolving credit facility	$160,000	$160,000	$160,000	$160,000	Level 2
Term loan dated October 1, 2007	1,665,765	1,617,063	1,674,435	1,662,714	Level 1
Asia term loans	378,000	366,948	379,000	376,347	Level 2
Total	$2,203,765	$2,144,012	$2,213,435	$2,199,061

Revolving credit facility - The carrying amount approximates fair value because of the short period to maturity of those instruments.

Term loan dated October 1, 2007 - The term loan is valued based on broker trading prices in active markets.

Asia term loans - The Company’s Asia Term Loans are not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximate those of the Term Loan Agreement dated October 1, 2007, management estimates the respective trading prices would be approximately the same.

Assets held for sale

As of September 30, 2011 and March 31, 2011, assets that were no longer in use and held for sale totaled approximately $26.1 million and $27.1 million, respectively, primarily representing manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. These assets are recorded at the lesser of carrying value or fair value, which is based on comparable sales from prevailing market data (level two inputs).  There were no material fair value adjustments or other transfers between levels in the fair value hierarchy for these assets during the three-month and six-month periods ended September 30, 2011 and October 1, 2010.

11.  RESTRUCTURING CHARGES

The Company did not incur restructuring charges during the six-month periods ended September 30, 2011 and October 1, 2010 and has completed essentially all activities associated with previously announced plans. During the six-month period ended September 30, 2011 the Company paid $11.8 million for restructuring charges incurred in fiscal year 2010 and prior, and the remaining restructuring accrual as at September 30, 2011 was not significant. Additionally, there were no changes to any of the previously announced plans in the current period.

12.  COMMITMENTS AND CONTINGENCIES

On June 4, 2007, a shareholder class action lawsuit was filed in Santa Clara County Superior Court. The lawsuit arose out of the merger with Solectron Corp. in 2007 and other defendants included selected officers of the Company, Solectron and Solectron’s former directors and officers. On behalf of the class, the plaintiff sought compensatory, rescissory, and other forms of damages, as well as attorneys’ fees and costs. On August 12, 2010, the Court certified a class of all former Solectron shareholders that were entitled to vote and receive cash or shares of the Company’s stock in exchange for their shares of Solectron stock following the merger. On April 21, 2011, the Court granted a request by the plaintiff’s counsel to withdraw as class counsel, and ordered the plaintiff to retain new counsel by June 24, 2011. The plaintiff failed to do so, thus on June 28, 2011, the Court issued an order to show cause why the case should not be dismissed. On August 12, 2011, plaintiff failed to obtain new class counsel and the Court granted a one month extension to obtain new class counsel.  On September 26, 2011, plaintiff failed to obtain new class counsel and the Court dismissed the case without prejudice.  Plaintiff has 60 days to appeal the Court’s decision.  The Company believes that the claims are without merit and any losses resulting from such claims would be remote and not be material to the financial statements as a whole.

In addition, from time to time, the Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in its consolidated balance sheet would not be material to the financial statements as a whole.

13.  SHARE REPURCHASES

During the six-month period ended September 30, 2011, the Company repurchased approximately 48.2 million shares for an aggregate purchase price of approximately $306.1 million, and retired all of these shares.  During the six-month period ended September 30, 2011, the Company retired an additional 23.5 million shares which were repurchased in the prior periods. During the six-month period ended October 1, 2010, the Company repurchased approximately 51.1 million shares for an aggregate purchase price of approximately $299.9 million, and did not retire any shares.

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

OVERVIEW

We are a leading global provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products. In the first quarter of fiscal 2012, we recast our previously defined five markets into four markets to better align our market focus.  These four new markets are as follows: High Reliability Solutions, which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions, which includes our mobile/smart phone business, consumer electronics, including game consoles and printers, enterprise PC business and our ODM personal computing business which we are exiting during the December quarter; Industrial & Emerging Industries, which is comprised of our industrial, semiconductor capital equipment and clean technology businesses; and Integrated Network Solutions, which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

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

We are one of the world’s largest EMS providers, with revenues of $15.6 billion during the six-month period ended September 30, 2011, and $28.7 billion in fiscal year 2011.  As of March 31, 2011, our total manufacturing capacity was approximately 27.0 million square feet.  We design, build, ship and service electronics products for our customers through a network of facilities in 30 countries across four continents.  The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended		Six-Month Periods Ended
Net sales:	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
China	$3,377,218	$2,919,610	$6,576,663	$5,194,939
Mexico	1,022,940	1,123,249	1,890,712	2,082,651
U.S.	801,385	774,670	1,546,595	1,581,910
Malaysia	669,271	679,196	1,311,313	1,327,110
Hungary	571,794	559,984	1,147,677	1,131,740
Other	1,601,734	1,365,629	3,119,133	2,669,868
	$8,044,342	$7,422,338	$15,592,093	$13,988,218

	As of	As of
Property and equipment, net:	September 30, 2011	March 31, 2011
	(In thousands)
China	$913,247	$874,031
Mexico	325,542	341,719
Malaysia	197,804	162,615
Hungary	145,459	157,643
U.S.	133,261	136,081
Other	483,594	468,974
	$2,198,907	$2,141,063

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

We use a portfolio management approach to manage our extensive service offering. As our OEM customers change in the way they go to market, we reorganize and rebalance our business portfolio in order to optimize our operating results. The objective of our operating model is to allow us to redeploy and reposition our assets and resources across all the markets we serve.  In May 2011, due to negative operating margins and performance metrics we announced that we will be phasing out of our ODM personal computing business. During the three-month and six-month periods ended September 30, 2011, the business generated $743 million and $1.4 billion in sales, respectively and sustained operating losses which approximated $20.0 million and $39.0 million, respectively. We have accelerated our exit activities and expect to have completed our exit of this business by the end of the third quarter of fiscal 2012. We expect a sequential reduction of approximately $550 million of quarterly ODM personal computing revenues in our December quarter associated with the accelerated exit of this business.  Losses in the third quarter of fiscal 2012 associated with the ODM personal computing business are expected to range from $30.0 to $50.0 million, depending on our ability to redeploy certain design resources, the timing of our ceasing production of products and negotiated recoveries. No material revenue or significant losses associated with the ODM personal computing business are expected after the third quarter of fiscal 2012. Accordingly, upon the completion of the phase-out in the December quarter we expect to realize improved operating results. We also expect to be able to redeploy the associated manufacturing and design assets into other parts of our business, which would benefit our cash flows through reduced capital expenditure requirements.

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

•             our increased components offerings which have required that we make substantial investments in the resources necessary to design and develop these products, and the challenges in achieving profitability and acceptable operating margins for this business;

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

Our business has been subject to seasonality primarily due to our High Velocity market, which includes our mobile and consumer devices businesses which historically exhibit particular strength during the second and third fiscal quarters in connection with the holiday season.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2, “Summary of Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements.

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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.3	94.6	95.0	94.5
Gross profit	4.7	5.4	5.0	5.5
Selling, general and administrative expenses	2.7	2.7	2.8	2.8
Intangible amortization	0.2	0.3	0.2	0.3
Interest and other expense, net	—	0.3	0.2	0.4
Income before income taxes	1.8	2.1	1.8	2.0
Provision for income taxes	0.2	0.2	0.2	0.1
Net income	1.6%	1.9%	1.6%	1.9%

Net sales

The following table sets forth net sales by market:

	Three-Month Periods Ended		Six-Month Periods Ended
Market:	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
High Velocity Solutions	$3,533,069	$3,260,964	$6,594,383	$5,895,316
Integrated Network Solutions	2,969,447	2,715,900	5,739,266	5,204,974
Industrial & Emerging Industries	956,957	1,000,864	2,106,928	2,022,725
High Reliability Solutions	584,869	444,610	1,151,516	865,203
	$8,044,342	$7,422,338	$15,592,093	$13,988,218

Net sales during the three-month period ended September 30, 2011 totaled $8.0 billion, representing an increase of approximately $0.6 billion, or 8%, from $7.4 billion during the three-month period ended October 1, 2010.   Sales increased across many of the

markets we serve, consisting of increases of: (i) $272.1 million in the High Velocity market, (ii) $253.5 million in the Integrated Network Solutions market and (iii) $140.2 million in the High Reliability Solutions market. The increased sales in our High Velocity Solutions market were driven primarily from an increase in sales to one of our significant customers in the ODM personal computing business which we are exiting in the third fiscal quarter. The increase in our Integrated Network Solutions market was driven by our larger customers with products in data networking and telecommunications infrastructure markets. The increase in our High Reliability Solutions market was the result of stronger demand from our larger customers in the medical equipment and drug delivery markets. The increases were offset in part by a decrease in sales of $43.9 million in the Industrial and Emerging Industries market, which were primarily associated with customers serving the capital equipment markets. Net sales increased by $459.6 million in Asia, $136.2 million in Europe and $26.2 million in the Americas.

Net sales during the six-month period ended September 30, 2011 totaled $15.6 billion, representing an increase of approximately $1.6 billion, or 11%, from $14.0 billion during the six-month period ended October 1, 2010. Sales increased across all of the markets we serve, consisting of increases of: (i) $699.1 million in the High Velocity market, (ii) $534.3 million in the Integrated Network Solutions market, (iii) $286.3 million in the High Reliability Solutions market, and (iv) $84.2 million in the Industrial and Emerging Industries market. The increased sales in our High Velocity market were driven primarily from an increase in sales to one of our significant customers in the ODM personal computing business which we are exiting in the third fiscal quarter. Increased sales in our Integrated Network Solutions market were driven by new program wins with existing customers with products in data networking and telecommunications infrastructure markets, offset by declining demand from certain customer programs in the server market that were reducing due to the end of the product life cycles or which transitioned to another supplier. Increased sales in our High Reliability Solutions market were driven primarily from new wins and programs with our larger customers in the automotive, medical equipment and drug delivery markets as demand increased for their end products. Net sales increased in our Industrial and Emerging Industries market due to new wins and programs with customers serving the clean tech markets, offset by reduced demand from our customers serving the capital equipment markets. Net sales increased by $1.4 billion in Asia and $258.4 million in Europe, and decreased $63.7 million in the Americas.

Our ten largest customers during the three-month and six-month periods ended September 30, 2011 accounted for approximately 59% and 57% of net sales, respectively, with Research In Motion accounting for greater than 10% of our net sales for the three-month period and Hewlett-Packard accounting for greater than 10% of our net sales in both periods. Our ten largest customers during the three-month and six-month periods ended October 1, 2010 accounted for approximately 53% and 51% of net sales, respectively, with Research In Motion and Hewlett-Packard each accounting for greater than 10% of our net sales in both periods.

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

Gross profit during the three-month period ended September 30, 2011 decreased $22.2 million to $375.4 million, or 4.7% of net sales, from $397.6 million, or 5.4% of net sales, during the three-month period ended October 1, 2010. The decrease in gross profit and gross margin was primarily attributable to a higher mix of low-margin products, principally related to the increase in sales in the High Velocity Solutions market, which includes products in the ODM personal computing business that we are exiting in the third fiscal quarter and a decrease in sales in the Industrial and Emerging Industries market primarily due to a reduction in sales related to capital equipment which carry higher than corporate average gross margins. In addition, unfavorable manufacturing period costs and costs incurred for right-sizing activities associated with certain product transitions impacted the gross margin negatively.

Gross profit during the six-month period ended September 30, 2011 increased $7.1 million to $775.6 million, or 5.0% of net sales, from $768.5 million, or 5.5% of net sales, during the six-month period ended October 1, 2010. The increase in gross profit was primarily attributable to increased net sales across all of our markets. The decrease in gross margin was primarily attributable to a higher mix of low-margin products principally associated with the increase in sales in the High Velocity Solutions market, which includes products in the ODM personal computing business that we are exiting in the third fiscal quarter, and a decrease in sales in the Industrial and Emerging Industries market primarily due to a reduction in sales related to capital equipment which carry higher than corporate average gross margins. In addition, costs incurred for right-sizing activities associated with certain product transitions impacted the gross margin negatively.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, amounted to $214.1 million, or 2.7% of net sales, during the three-month period ended September 30, 2011, increasing $15.1 million from $199.0 million, or 2.7% of net sales, during the three-month period ended October 1, 2010. SG&A amounted to $430.0 million, or 2.8% of net sales, during the six-month period ended September 30, 2011, increasing $35.3 million from $394.7 million, or 2.8% of net sales, during the six-month period ended October 1, 2010.  The increase in absolute dollars for both the three-month and six-month periods was primarily due to an increase in headcount for various corporate support activities as well as other general infrastructure costs supporting the growth of our operations. Although net sales increased, SG&A as a percentage of sales did not change significantly due to proportionate increases in SG&A expenses.

Intangible amortization

Amortization of intangible assets decreased by $6.9 million during the three-month period ended September 30, 2011 to $14.5 million from $21.4 million for the three-month period ended October 1, 2010, and decreased by $11.6 million during the six-month period ended September 30, 2011 to $27.8 million from $39.4 million during the six-month period ended October 1, 2010. The decrease for both periods was primarily due to the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.

Interest and other expense, net

Interest and other expense, net was $1.5 million during the three-month period ended September 30, 2011 compared to $22.8 million during the three-month period ended October 1, 2010, a decrease of $21.3 million that was primarily due to a $11.8 million increase in gains on foreign exchange transactions and a $10.4 million reduction in interest expense. The increase in foreign exchange gains was primarily attributable to certain cross-border foreign currency transactions and the revaluation of RMB denominated net asset positions for our U.S. functional currency sites based in China. The reduction in interest expense was principally due to the expiration of interest rate swaps by January 2011, which had fixed rates greater than the floating rates received under the agreements and also, to a lesser extent to refinancing of $542.1 million of certain subordinated notes during fiscal 2011 with our lower rate revolving credit facility and Asia term loans. During the three-month period ended October 1, 2010, we recognized a gain of approximately $13.5 million associated with the sale of an equity investment and a loss of approximately $11.7 million in connection with the divestiture of certain international entities.

Interest and other expense, net was $23.6 million during the six-month period ended September 30, 2011 compared to $50.4 million during the six-month period ended October 1, 2010, a decrease of $26.8 million that was primarily due to a $25.4 million reduction in interest expense and a $13.2 million increase in gain on foreign exchange transactions. The reduction in interest expense was principally due to the expiration of interest rate swaps by January 2011, which had fixed rates greater than the floating rates received under the agreements and to a lesser extent to the refinancing of $542.1 million of certain subordinated notes during fiscal 2011 with our lower rate revolving credit facility and Asia term loans. The increase in foreign exchange gains was primarily attributable to certain cross-border foreign currency transactions and the revaluation of RMB denominated net asset positions for our U.S. functional currency sites based in China. During the six-month period ended October 1, 2010, we recognized a gain of approximately $18.6 million associated with the sale of an equity investment and a loss of approximately $11.7 million in connection with the divestiture of certain international entities.

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

The consolidated effective tax rate was 11.0% and 7.5% for the six-month periods ended September 30, 2011 and October 1, 2010, respectively, and varies from the Singapore statutory rate of 17.0 % as a result of the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, Poland and Singapore. We generate most of our revenues and profits from operations outside of Singapore. We currently do not anticipate a significant impact to our effective rate for the fiscal 2012 year as a result of changes to the mix in revenues and operating profits between taxing jurisdictions. The effective tax rate for the six-month period ended September 30, 2011 is higher than the effective rate for the six-month period ended October 1, 2010 primarily as a result of reversals of valuation allowances and reductions in liabilities for uncertain tax positions which are recorded on a discrete basis in the quarter in which circumstances change and indicate an adjustment to income tax assets or liabilities as required.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had cash and cash equivalents of approximately $1.6 billion and bank and other borrowings of approximately $2.2 billion. We also have a $2.0 billion credit facility that was set to expire in May 2012 and as discussed in Note 6 to the Notes to the Condensed Consolidated Financial Statements, was refinanced on October 19, 2011.  There were $160.0 million in borrowings outstanding under the revolver as of September 30, 2011, which is included in the $2.2 billion of borrowings above.  As of September 30, 2011, we were in compliance with the covenants under each of our existing credit facilities.

Cash provided by operating activities was $436.9 million during the six-month period ended September 30, 2011. This resulted primarily from $261.8 million of net income for the period as adjusted to exclude approximately $235.6 million of non-cash expenses for depreciation and amortization. Due to higher sales and anticipated growth, our operating assets and liabilities increased $60.6 million on a net basis primarily from increases in accounts receivable of $741.1 million and inventory of $313.1 million, partially offset by increases in accounts payable of $721.4 million and other current liabilities of $273.6 million.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	September 30, 2011	July 1, 2011	March 31, 2011	December 31, 2010	October 1, 2010

Days in trade accounts receivable	42 days	40 days	43 days	38 days	38 days
Days in inventory	45 days	47 days	50 days	44 days	45 days
Days in accounts payable	68 days	68 days	73 days	68 days	69 days
Cash conversion cycle	19 days	19 days	20 days	14 days	14 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, excluding the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended September 30, 2011, days in trade accounts receivable increased by four days to 42 days compared to the three-month period ended October 1, 2010 primarily due to an increase in sales during the last month of the current quarter as compared to the same month in the prior year quarter.  Generally, the credit terms with our customers would not require payment for sales in the last month of a quarter until early in the subsequent quarter.  Non-cash accounts receivable sales, or deferred purchase price receivables included in the calculation of days in trade receivables were $1.1 billion, $681.3 million, $460.0 million, $821.2 million and $254.1 million for the quarters ended September 30, 2011, July 1, 2011, March 31, 2011, December 31, 2010 and October 1, 2010, respectively. Deferred purchase price receivables are recorded in other current assets in the Condensed Consolidated Balance Sheets. For further information regarding deferred purchase price receivables see Note 9 of our Notes to Condensed Consolidated Financial Statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  There was no change in days in inventory during the three-month period ended September 30, 2011, compared to the three-month period ended October 1, 2010.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  During the three-month period ended September 30, 2011, days in accounts payable decreased by one day to 68 days compared to the three-month period ended October 1, 2010.

Our average net working capital, defined as accounts receivable plus the deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annualized sales increased to 6% for the quarter ended September 30, 2011, compared to 4% for the quarter ended October 1, 2010.

Our cash conversion cycle was calculated as the sum of inventory turns in days and days sales of receivables outstanding less days payable outstanding in accounts payable.  During the three-month period ended September 30, 2011, our cash conversion cycle increased by 5 days to 19 days compared to the three-month period ended October 1, 2010, due to the factors for each of the components in the calculation discussed above.

Cash used by investing activities amounted to $256.0 million during the six-month period ended September 30, 2011.  This resulted primarily from $236.9 million in net capital expenditures for property and equipment, and $21.4 million for two small acquisitions completed during the six-month period ended September 30, 2011.

Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $199.9 million for the six-month period ended September 30, 2011 compared to free cash flow of $375.8 million for the six-month period ended October 1, 2010.  Free cash flow decreased by $175.9 million primarily due to a $160.6 million decrease in cash provided by operating activities attributable to the increase in working capital as discussed above. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities.

Cash used in financing activities was $304.0 million during the six-month period ended September 30, 2011, which was primarily the result of our  repurchase of approximately 48.2 million of our ordinary shares for an aggregate purchase price of approximately $306.1 million.

Our cash balances are held in numerous locations throughout the world. As of September 30, 2011 and March 31, 2011, substantially all of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $500 million as of March 31, 2011). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

On July 22, 2011 the Company’s shareholders approved the repurchase of up to 10% of the Company’s ordinary shares at its 2011 Extraordinary General Meeting. As a result, subject to Board of Director approval, the Company may repurchase approximately 74 million shares until its next Extraordinary General Meeting to be held during 2012.  During the six-month period ended September 30, 2011, the Company repurchased approximately 48.2 million shares for an aggregate purchase price of approximately $306.1 million, and retired all of these shares. Of the 48.2 million shares, approximately 29.0 shares were repurchased under the 2011 shareholder purchase mandate. As of September 30, 2011, pursuant to the current July 18, 2011 Board of Directors approval, the Company has a remaining $93.9 million approved to repurchase additional shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2011.  There have been no material changes in our contractual obligations since March 31, 2011 except for the following changes to our debt obligations.

On October 19, 2011, the Company entered into a five-year $2.0 billion credit facility (“New Credit Facility”) consisting of a $1.5 billion revolving credit facility (“New Revolving Credit Facility”) and a $500 million term loan facility (“New Term Loan Facility”), which expires in October 2016.  The New Revolving Credit Facility replaces the Company’s existing $2.0 billion revolving credit facility. The New Term Loan Facility refinances one tranche of the Company’s existing $1.7 billion Term Loan Agreement dated October 1, 2007 that was set to mature in October 2012. As of September 30, 2011, $480.0 million was outstanding under this tranche.  Refer to Note 4 of the notes to our Condensed Consolidated Financial Statements for additional details of the New Credit Facility.

Future payments due under our debt and interest obligations changed from those described in the Contractual Obligations and Commitments table contained within our Annual Report on our Form 10-K for the fiscal year ended March 31, 2011and accordingly, have been updated as follows:

		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Contractual Obligations:
Long-term debt and capital lease obligations	$2,237,650	$33,698	$612,253	$1,230,822	$360,877
Interest on long-term debt obligations	173,059	45,588	90,434	31,371	5,666
Total contractual obligations	$2,410,709	$79,286	$702,687	$1,262,193	$366,543

OFF-BALANCE SHEET ARRANGEMENTS

We sell a designated pool of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold. The deferred purchase price receivable we retain serves as additional credit support to the financial institution and is recorded at its estimated fair value.  The fair value of our deferred purchase price receivable was approximately $1.1 billion as of September 30, 2011. For further information see Note 9 of our Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 30, 2011 as compared to the fiscal year ended March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2011, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 4, 2007, a shareholder class action lawsuit was filed in Santa Clara County Superior Court. The lawsuit arose out of the merger with Solectron Corp. in 2007 and other defendants included selected officers of the Company, Solectron and Solectron’s former directors and officers. On behalf of the class, the plaintiff sought compensatory, rescissory, and other forms of damages, as well as attorneys’ fees and costs..  On August 12, 2010, the Court certified a class of all former Solectron shareholders that were entitled to vote and receive cash or shares of the Company’s stock in exchange for their shares of Solectron stock following the merger. On April 21, 2011, the Court granted a request by the plaintiff’s counsel to withdraw as class counsel, and ordered the plaintiff to retain new counsel by June 24, 2011. The plaintiff failed to do so, thus on June 28, 2011, the Court issued an order to show cause why the case should not be dismissed.  On August 12, 2011, the plaintiff failed to obtain new class counsel and the Court granted a one month extension to obtain new class counsel.  On September 26, 2011, plaintiff failed to obtain new class counsel and the Court dismissed the case without prejudice.  Plaintiff has 60 days to appeal the Court’s decision. The Company believes that the claims are without merit and any losses resulting from such claims would not be remote and not be material to the financial statements as a whole.

In addition, from time to time, the Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in its consolidated balance sheet would not be material to the financial statements as a whole.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results. The following risk has been updated:

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

Our supply chain may also be impacted by other events outside our control, including macroeconomic events, political crises or natural or environmental occurrences. Component shortages impacted our results during the second half of fiscal year 2010 and during the first quarter of fiscal year 2011. The supply constraints were broad based, but the impact was most evident with respect to connectors, capacitors, LCD panels and memory (both DRAM and Flash). These shortages began to abate during the second quarter of fiscal 2011, and supplies had normalized by the end of the third quarter. We continue to monitor the effects on our business of the recent March 2011 earthquake and tsunami in Japan, as a large number of suppliers to the global market for semiconductors and other electronic components are located in Japan and the disaster may therefore result in disruptions to our supply chain.   In addition, we are monitoring the developing situation in Thailand and continue to evaluate whether the recent flooding may result in disruption to our supply chain, as a number of our suppliers of hard disk drives and other electronic components maintain facilities in Thailand.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from July 2, 2011 through September 30, 2011:

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs (2)
July 2 - July 29, 2011	—	$—	—	$200,000,000
August 1 - August 26, 2011	16,410,664	5.52	16,410,664	109,493,188
August 27 - September 30, 2011	2,853,563	5.45	2,853,563	93,942,193
Total	19,264,227	5.51	19,264,227

(1)

During the period from July 2, 2011 through September 30, 2011 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	On July 18, 2011, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s outstanding ordinary shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2011

/s/ Paul Read
Paul Read
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01

Credit Agreement, dated as of October 19, 2011, among Flextronics International Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.*

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

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on October 24, 2011.

**This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flextronics International Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.