Form 10-Q
period 2011-12-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2012-02-02
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2012
Ordinary Shares, No Par Value	687,028,025

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flextronics International Ltd.

Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2011 and 2010, and of cash flows for the nine-month periods ended December 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 2, 2012

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2011	March 31, 2011
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,545,765	$1,748,471
Accounts receivable, net of allowance for doubtful accounts of $16,104 and $13,388 as of December 31, 2011 and March 31, 2011, respectively	2,500,316	2,629,633
Inventories	3,594,339	3,550,286
Other current assets	1,363,132	1,125,809
Total current assets	9,003,552	9,054,199
Property and equipment, net	2,139,726	2,141,063
Goodwill and other intangible assets, net	184,612	213,083
Other assets	200,321	224,807
Total assets	$11,528,211	$11,633,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$39,636	$21,179
Accounts payable	4,954,759	5,081,898
Accrued payroll	359,861	381,188
Other current liabilities	1,534,534	1,344,666
Total current liabilities	6,888,790	6,828,931
Long-term debt and capital lease obligations, net of current portion	2,159,327	2,199,195
Other liabilities	258,980	310,330
Commitments and contingencies (Note 14)
Shareholders’ equity
Ordinary shares, no par value; 745,251,473 and 830,745,010 shares issued, and 695,012,119 and 756,993,938 outstanding as of December 31, 2011 and March 31, 2011, respectively	8,363,883	8,865,556
Treasury stock, at cost; 50,239,354 and 73,751,072 shares as of December 31, 2011 and March 31, 2011, respectively	(388,215)	(523,110)
Accumulated deficit	(5,704,472)	(6,068,504)
Accumulated other comprehensive income (loss)	(50,082)	20,754
Total shareholders’ equity	2,221,114	2,294,696
Total liabilities and shareholders’ equity	$11,528,211	$11,633,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
		(In thousands, except per share amounts)
		(Unaudited)

Net sales	$7,492,723	$7,832,856	$23,084,816	$21,821,074
Cost of sales	7,110,869	7,399,280	21,927,354	20,619,033
Gross profit	381,854	433,576	1,157,462	1,202,041
Selling, general and administrative expenses	243,910	215,070	673,894	609,742
Intangible amortization	13,932	16,571	41,774	56,000
Other charges, net	—	13,234	—	6,267
Interest and other expense, net	7,775	10,848	31,418	68,182
Income before income taxes	116,237	177,853	410,376	461,850
Provision for (benefit from) income taxes	14,060	(20,437)	46,344	966
Net income	$102,177	$198,290	$364,032	$460,884

Earnings per share:
Basic	$0.14	$0.26	$0.50	$0.59
Diluted	$0.14	$0.26	$0.49	$0.58
Weighted-average shares used in computing per share amounts:
Basic	710,324	762,387	726,432	783,128
Diluted	720,894	776,595	737,255	794,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2011	December 31, 2010
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$364,032	$460,884
Depreciation, amortization and other impairment charges	379,980	352,063
Changes in working capital and other, net of acquisitions	(78,428)	(230,117)
Net cash provided by operating activities	665,584	582,830
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(375,677)	(400,922)
Proceeds from the disposition of property and equipment	45,919	73,554
Acquisition of businesses, net of cash acquired	(93,679)	(9,108)
Other investments and notes receivable, net	468	13,330
Net cash used in investing activities	(422,969)	(323,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	3,567,200	2,763,353
Repayments of bank borrowings, long-term debt and capital lease obligations	(3,110,641)	(2,700,913)
Payments for early repurchase of long-term debt	(480,000)	(315,495)
Payments for repurchase of ordinary shares	(395,604)	(367,969)
Net proceeds from issuance of ordinary shares	10,523	14,804
Net cash used in financing activities	(408,522)	(606,220)
Effect of exchange rates on cash and cash equivalents	(36,799)	17,038
Net decrease in cash and cash equivalents	(202,706)	(329,498)
Cash and cash equivalents, beginning of period	1,748,471	1,927,556
Cash and cash equivalents, end of period	$1,545,765	$1,598,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE COMPANY

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company’s operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a leading provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products in the following businesses: data networking, telecom; mobile communication devices; EMS computing; consumer electronics; industrial, semiconductor capital equipment, clean technology, aerospace and defense, white goods; automotive, and medical devices. The Company’s strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain services through which the Company designs, builds, ships and services a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle.

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

2.  SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2011 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.

The first quarter for fiscal 2012 and fiscal 2011 ended on July 1, 2011 and July 2, 2010, respectively. The second fiscal quarter for the current year ended on September 30, 2011 and the second fiscal quarter of the prior year ended on October 1, 2010.  The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year.

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

	As of	As of
	December 31, 2011	March 31, 2011
	(In thousands)
Cash and bank balances	$1,161,894	$1,372,711
Money market funds and time deposits	383,871	375,760
	$1,545,765	$1,748,471

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	December 31, 2011	March 31, 2011
	(In thousands)
Raw materials	$2,163,079	$2,271,944
Work-in-progress	626,132	579,047
Finished goods	805,128	699,295
	$3,594,339	$3,550,286

Other Current Assets

Other current assets includes approximately $750.3 million and $460.0 million as of December 31, 2011 and March 31, 2011, respectively, for the deferred purchase price receivable from our Global and North American Asset-Backed Securitization programs (see Note 10).

Property and Equipment

Depreciation expense associated with property and equipment was approximately $106.2 million and $314.0 million for the three-month and nine-month periods ended December 31, 2011, respectively and $104.8 million and $296.1 million for the three-month and nine-month periods ended December 31, 2010, respectively.

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the nine-month period ended December 31, 2011:

Amount
(In thousands)
Balance, beginning of the year	$93,207
Acquisitions (1)	8,607
Purchase accounting adjustments (2)	592
Foreign currency translation adjustments	(1,113)
Balance, end of the quarter	$101,293

(1)                     The amount is attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. The aggregate consideration paid for these acquisitions was approximately $93.7 million, net of cash acquired.

(2)                     The amount is attributable to purchase accounting adjustments for historical acquisitions that were not significant to the Company individually or in the aggregate. The adjustments are based on management’s estimates from review of the valuation of assets and liabilities completed in a period subsequent to the respective acquisition. The effects of the adjustments, had they been made at time of acquisition, would not have had a significant impact on the balance sheet, statement of operations, or statement of cash flows for the periods subsequent to that date.

The components of acquired intangible assets are as follows:

	As of December 31, 2011			As of March 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)

Intangible assets:
Customer-related intangibles	$305,103	$(242,111)	$62,992	$378,412	$(283,732)	$94,680
Licenses and other intangibles	32,697	(12,370)	20,327	44,915	(19,719)	25,196
Total	$337,800	$(254,481)	$83,319	$423,327	$(303,451)	$119,876

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized, which is the primary reason for the periodic decrease in the gross carrying amount of intangibles and accumulated amortization. Total intangible amortization expense was $13.9 million and $41.8 million during the three-month and nine-month periods ended December 31, 2011, respectively and was $16.6 million and $56.0 million during the three-month and nine-month periods ended December 31, 2010, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2012 (1)	$9,266
2013	31,414
2014	21,150
2015	11,139
2016	5,805
Thereafter	4,545
Total amortization expense	$83,319

(1)       Represents estimated amortization for the three-month period ending March 31, 2012.

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance which requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements, including rights of setoff associated with the entity’s recognized financial assets and liabilities, on the entity’s financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (IFRS), which are subject to different offsetting models. The disclosures will be limited to financial instruments (and derivatives) subject to enforceable master netting arrangements or similar agreements.  Similar agreements include derivative clearing agreements, global master repurchase agreements, and global master securities lending agreements. Financial instruments and transactions that will be subject to the disclosure requirements may include derivatives, repurchase and reverse repurchase agreements, and securities lending and borrowing arrangements. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The guidance is effective for the Company beginning in fiscal 2014. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

In September 2011, the FASB revised guidance for testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The guidance is effective for the Company beginning in the first quarter of fiscal 2013. Early adoption is permitted.

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

3.  STOCK-BASED COMPENSATION

During the nine-month period ended December 31, 2011, the Company granted equity compensation awards under the 2010 Equity Incentive Plan (the “2010 Plan”). For further discussion of the 2010 Plan, refer to Note 2, “Summary of Accounting Policies,” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

The following table summarizes the Company’s stock-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)		(In thousands)
Cost of sales	$2,021	$2,553	$6,328	$7,924
Selling, general and administrative expenses	9,961	11,265	32,179	34,314
Total stock-based compensation expense	$11,982	$13,818	$38,507	$42,238

For the nine-month period ended December 31, 2011, the Company granted 599,800 stock options, at a weighted average fair value per option of $2.57.  Total unrecognized compensation expense related to stock options is $12.0 million, net of estimated forfeitures, and will be recognized over a weighted average remaining vesting period of 1.1 years.

As of December 31, 2011, the number of options outstanding and exercisable was 48.4 million and 39.8 million, respectively, at weighted average exercise prices of $7.55 and $8.15 per share, respectively.

The following table summarizes restricted share unit award activity for the Company’s equity compensation plans during the nine-month period ended December 31, 2011:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value

Unvested restricted share unit awards as of March 31, 2011	13,801,942	$8.04
Granted	8,597,305	6.64
Vested	(2,254,398)	9.95
Forfeited	(3,368,125)	9.06
Unvested restricted share unit awards as of December 31, 2011	16,776,724	$6.86

Of the 8.6 million restricted share unit awards granted during the nine-month period ended December 31, 2011, approximately 1.5 million represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting a certain market condition. The number of shares that ultimately will vest are based on a measurement of Flextronics’s total shareholder return against the Standard and Poor’s (“S&P”) 500 Composite Index and will vest over a period of four years. The actual number of shares issued can range from zero to 2.2 million.  The average grant-date fair value of these awards was estimated to be $7.78 per share and was calculated using a Monte Carlo simulation.

As of December 31, 2011, total unrecognized compensation expense related to unvested restricted share unit awards is $70.0 million, net of estimated forfeitures, and will be recognized over a weighted average remaining vesting period of 2.9 years. Approximately $12.6 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting a certain market condition.

4.  EARNINGS PER SHARE

The following table reflects the basic and diluted weighted-average ordinary shares outstanding used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
		(In thousands, except per share amounts)
Basic earnings per share:
Net income	$102,177	$198,290	$364,032	$460,884
Shares used in computation:
Weighted-average ordinary shares outstanding	710,324	762,387	726,432	783,128
Basic earnings per share	$0.14	$0.26	$0.50	$0.59

Diluted earnings per share:
Net income	$102,177	$198,290	$364,032	$460,884
Shares used in computation:
Weighted-average ordinary shares outstanding	710,324	762,387	726,432	783,128
Weighted-average ordinary share equivalents from stock options and awards (1)	10,570	14,208	10,823	11,833
Weighted-average ordinary shares and ordinary share equivalents outstanding (2)	720,894	776,595	737,255	794,961
Diluted earnings per share	$0.14	$0.26	$0.49	$0.58

(1)                     Ordinary share equivalents from stock options to purchase approximately 24.8  million shares and  25.3 million shares outstanding during the three-month periods ended December 31, 2011 and December 31, 2010, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods. Ordinary share equivalents from stock options to purchase approximately 26.2 million shares and 25.7 million shares outstanding during the nine-month periods ended December 31, 2011 and December 31, 2010, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

(2)                     On August 2, 2010 the Company paid approximately $240.0 million to redeem its 1% Convertible Subordinated Notes upon maturity. The notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the conversion price) in stock. The conversion price was $15.525 per share (subject to certain adjustments). On the maturity date, the Company’s stock price was less than the conversion spread, and therefore no shares were issued. During the nine-month period ended December 31, 2010,  the conversion obligation was less than the principal portion of these notes and accordingly, no additional shares were included as ordinary share equivalents.

5.  COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income, net of tax:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)		(In thousands)
Net income	$102,177	$198,290	$364,032	$460,884
Other comprehensive income:
Foreign currency translation adjustments	(5,897)	(543)	(41,654)	13,966
Unrealized gain (loss) on derivative instruments, and other	14,962	(7,367)	(29,182)	19,141
Comprehensive income	$111,242	$190,380	$293,196	$493,991

6.  BANK BORROWINGS, LONG-TERM DEBT & CAPITAL LEASE OBLIGATIONS

On October 19, 2011, the Company entered into a five-year $2.0 billion credit facility (“New Credit Facility”) consisting of a $1.5 billion revolving credit facility (“New Revolving Credit Facility”) and a $500 million term loan facility (“New Term Loan Facility”), which expires in October 2016.  The New Revolving Credit Facility replaced the Company’s previous $2.0 billion revolving credit facility, which was due to expire in May 2012. The New Term Loan Facility refinanced one tranche of the Company’s $1.7 billion Term Loan Agreement dated October 1, 2007 that was scheduled to mature in October 2012.  Borrowings under the New Credit Facility bear interest, at the Company’s option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between

1.25% and 2.25%, based on the Company’s credit ratings or (ii) the base rate (the greatest of the agent’s prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.25% and 1.25% (based on the Company’s credit rating). The Company is required to pay a quarterly commitment fee ranging between 0.20% and 0.45% per annum on the daily unused amount of the New Revolving Credit Facility based on the Company’s credit rating. The following table presents remaining scheduled repayments under the New Term Loan Facility by fiscal year:

Fiscal Year Ending March 31,	Amount
(In thousands)
2012	$6,250
2013	25,000
2014	31,250
2015	37,500
2016	37,500
2017	356,250
Total	$493,750

The New Credit Facility is unsecured, and contains customary restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. The New Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term.

The Company was in compliance with the covenants under each of its debt facilities existing as at December 31, 2011.

7. OTHER CHARGES, NET

During the three-month period ended December 31, 2010, the Company recognized a loss associated with the early redemption of its 6.25% Senior Subordinated Notes of approximately $13.2 million, consisting of the redemption price premium of approximately $6.3 million, and approximately $6.9 million primarily for the write-off of the unamortized debt issuance costs.

During the nine-month period ended December 31, 2010, in addition to the loss on early redemption of its notes as discussed above, the Company recognized a loss of approximately $11.7 million in connection with the divestiture of certain international entities and a gain of approximately $18.6 million associated with the sale of an equity investment that was previously fully impaired.

8. INTEREST AND OTHER EXPENSE, NET

During the three-month and nine-month periods ended December 31, 2011, the Company recognized interest expense of $18.3 million and $51.1 million, respectively, on its debt obligations outstanding during the period.  During the three-month and nine-month periods ended December 31, 2010, the Company recognized interest expense of $21.4 million and $79.7 million, respectively.

During the three-month and nine-month periods ended December 31, 2011, the Company recognized gains on foreign exchange transactions of $11.5 million and $33.1 million, respectively.  During the three-month and nine-month periods ended December 31, 2010, the Company recognized gains on foreign exchange transactions of $12.9 million and $21.4 million, respectively.

9.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of December 31, 2011, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $2.7 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,118,000	—	$176,932	$—
EUR	35,197	3,875	45,414	5,037
HUF	17,309,000	—	71,295	—
ILS	154,350	—	40,374	—
MXN	958,600	—	68,459	—
MYR	352,400	—	110,905	—
SGD	50,918	—	39,021	—
Other	N/A	N/A	49,094	3,220
			601,494	8,257
Other Forward/Swap Contracts
BRL	114,100	188,000	60,627	99,894
CAD	41,952	105,343	41,188	103,559
EUR	285,673	235,175	371,878	308,363
GBP	15,654	36,074	24,184	55,465
HUF	9,815,500	10,559,300	40,430	43,493
JPY	5,509,058	2,701,874	70,821	34,860
MXN	866,360	384,720	61,872	27,475
MYR	182,251	20,623	57,357	6,490
SEK	2,423,372	821,309	349,312	118,582
Other	N/A	N/A	134,503	62,234
			1,212,172	860,415

Total Notional Contract Value in USD			$1,813,666	$868,672

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Interest and other expense, net in the Condensed Consolidated Statements of Operations.  Gains or losses from fair value adjustments for these instruments are designed to offset losses and gains from the Company’s revaluation of monetary assets and liabilities denominated in a non-functional currency. As of December 31, 2011 and March 31, 2011, the Company also has included net deferred gains and losses, respectively, in other comprehensive income, a component of shareholders’ equity in the Condensed Consolidated Balance Sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred losses as of December 31, 2011 are expected to be recognized as a component of cost of sales over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of Interest and other expense, net in the Condensed Consolidated Statements of Operations.

The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2011	March 31, 2011	Balance Sheet Location	December 31, 2011	March 31, 2011
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$948	$19,579	Other current liabilities	$(24,725)	$(778)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$23,742	$4,492	Other current liabilities	$(18,269)	$(6,122)

10.  TRADE RECEIVABLES SECURITIZATION

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

Servicing fees recognized during the three-month and nine-month periods ended December 31, 2011 and December 31, 2010 were not material and are included in Interest and other expense, net within the Condensed Consolidated Statements of Operations.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of December 31, 2011, approximately $1.4 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $600.7 million and deferred purchase price receivables of approximately $750.3 million.  As of March 31, 2011, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $545.0 million and deferred purchase price receivables of approximately $460.0 million.  The deferred purchase price receivables are included in other current assets as of December 31, 2011 and March 31, 2011. Retained interests consisted primarily of the Company’s investment participation in the sold receivables and were carried at the expected recovery amount of the related receivables; such amounts were included in other current assets in the Condensed Consolidated Balance Sheets.  The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in Interest and other expense, net in the Condensed Consolidated Statements of Operations; such amounts were $2.5 million and $8.8 million for the three-month and nine-month periods ended December 31, 2011, respectively and were $2.4 million and $13.1 million for the three-month and nine-month periods ended December 31, 2010, respectively.

As of December 31, 2011 and March 31, 2011, the accounts receivable balances that were sold under the ABS Programs were removed from the Condensed Consolidated Balance Sheets, and the net cash proceeds received by the Company were included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.  As discussed more fully in the Company’s Annual Report on Form 10-K, upon adoption of two new accounting standards on April 1, 2010, the balance of receivables sold for cash under the Global Program as of March 31, 2010, totaling $217.1 million, was recorded as accounts receivables and short-term bank borrowings in the opening balance sheet of fiscal 2011. Upon collection of these receivables the Company recorded cash from operations offset by repayments of bank borrowings from financing activities in the Condensed Consolidated Statements of Cash Flows during the nine-month period ended December 31, 2010.

For the nine-month periods ended December 31, 2011 and December 31, 2010, cash flows from sales of receivables under the ABS Programs consisted of approximately $3.6 billion and $1.5 billion for transfers of receivables, respectively (of which approximately $0.4 billion and $0.5 billion, respectively represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account during the nine-month periods ended December 31, 2011 and December 31, 2010:

	Nine-Month Period Ended	Nine-Month Period Ended
	December 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Beginning balance	$459,994	$135,401
Transfers of receivables	4,072,482	2,395,398
Collections	(3,782,161)	(1,709,560)
Ending balance	$750,315	$821,239

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $54.1 million and $109.7 million as of December 31, 2011 and March 31, 2011, respectively. For the nine-month periods ended December 31, 2011 and December 31, 2010, total accounts receivable sold to certain third party banking institutions was approximately $1.6 billion and $1.9 billion, respectively. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and were reflected as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

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

There were no transfers between levels in the fair value hierarchy during the three-month and nine-month periods ended December 31, 2011 and December 31, 2010.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2011:

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$383,871	$—	$383,871
Deferred purchase price receivable (Note 10)	—	—	750,315	750,315
Foreign exchange forward contracts (Note 9)	—	24,690	—	24,690

Liabilities:
Foreign exchange forward contracts (Note 9)	$—	$42,994	$—	$42,994

	Fair Value Measurements as of March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$375,760	$—	$375,760
Deferred purchase price receivable (Note 10)	—	—	460,000	460,000
Foreign exchange forward contracts (Note 9)	—	24,071	—	24,071

Liabilities:
Foreign exchange forward contracts (Note 9)	$—	$(6,900)	$—	$(6,900)

Other financial instruments

The following table presents the Company’s liabilities not carried at fair value as at December 31, 2011 and March 31, 2011:

	As of December 31, 2011		As of March 31, 2011
	Carrying	Fair	Carrying	Fair	Fair Value
	Amount	Value	Amount	Value	Hierarchy
	(In thousands)		(In thousands)
Revolving credit facility	$140,000	$140,000	$160,000	$160,000	Level 2
Term loan dated October 1, 2007	1,182,680	1,173,892	1,674,435	1,662,714	Level 1
Term loan dated October 19, 2011	493,750	477,703	—	—	Level 1
Asia term loans	377,500	374,695	379,000	376,347	Level 2
Total	$2,193,930	$2,166,290	$2,213,435	$2,199,061

Revolving credit facility - The carrying amount approximates fair value because of the short period to maturity of those instruments.

Term loans dated October 1, 2007 and October 19, 2011 - The term loans are valued based on broker trading prices in active markets.

Asia term loans - The Company’s Asia Term Loans are not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximate those of the Term Loan Agreement dated October 1, 2007, management estimates the respective trading prices would be approximately the same.

Assets held for sale

As of December 31, 2011 and March 31, 2011, assets that were no longer in use and held for sale totaled approximately $25.9 million and $27.1 million, respectively, primarily representing manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. These assets are recorded at the lesser of carrying value or fair value, which is based on comparable sales from prevailing market data (level two inputs).  There were no material fair value adjustments or other transfers between levels in the fair value hierarchy for these assets during the three-month and nine-month periods ended December 31, 2011 and December 31, 2010.

12.  RESTRUCTURING CHARGES

During the nine-month period ended December 31, 2011, the Company paid $15.2 million for restructuring charges recorded in fiscal year 2010 and prior; the Company has essentially completed all activities associated with previously announced plans and the remaining restructuring accrual as at December 31, 2011 was not significant. Additionally, there were no changes to any of the previously announced plans in the nine-month period. While the Company incurs severance, asset impairment charges and other facilities charges as a result of changes in its customer mix on an ongoing basis, such individual actions were not considered material to be separately disclosed as restructuring charges, and are included in either cost of sales or selling, general and administrative expenses, as appropriate.  The amount of accrued liabilities related to these actions at December 31, 2011 was not significant.

13. BUSINESS AND ASSET ACQUISITIONS

Business Acquisitions

During the nine-month periods ended December 31, 2011 and December 31, 2010, the Company completed three acquisitions in each period that were not individually, nor in the aggregate, significant to the Company’s consolidated financial position, results of operations and cash flows. The aggregate purchase consideration which was paid in cash for these acquisitions and contingent consideration related to certain prior period acquisitions during the nine-month periods ended December 31, 2011 and December 31, 2010 totaled approximately $93.7 million and $9.1 million, net of cash acquired, respectively. The acquired businesses expanded the Company’s capabilities in the communications market. The Company primarily acquired inventory and certain other manufacturing assets and recorded goodwill of $8.6 million in connection with the acquisitions made during the nine-month period ended December 31, 2011.

14.  COMMITMENTS AND CONTINGENCIES

On June 4, 2007, a shareholder class action lawsuit was filed in Santa Clara County Superior Court. The lawsuit arose out of the merger with Solectron Corp. in 2007 and other defendants included selected officers of the Company, Solectron and Solectron’s former directors and officers. On behalf of the class, the plaintiff sought compensatory, rescissory, and other forms of damages, as well as attorneys’ fees and costs. On August 12, 2010, the Court certified a class of all former Solectron shareholders that were entitled to vote and receive cash or shares of the Company’s stock in exchange for their shares of Solectron stock following the merger. On April 21, 2011, the Court granted a request by the plaintiff’s counsel to withdraw as class counsel, and ordered the plaintiff to retain new counsel by June 24, 2011. The plaintiff failed to do so, thus on June 28, 2011, the Court issued an order to show cause as to why the case should not be dismissed. On August 12, 2011, the plaintiff failed to obtain new class counsel and the Court granted a one month extension to obtain new class counsel.  On September 26, 2011, the plaintiff failed to obtain new class counsel and the Court dismissed the case without prejudice.  The plaintiff had 60 days to appeal the Court’s decision and no such appeal was made. As a result, the matter is closed.

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

15.  SHARE REPURCHASES

On July 18, 2011, the Company’s Board of Directors authorized the repurchase of $200.0 million of the Company’s outstanding ordinary shares which was approved by the Company’s shareholders at the 2011 Extraordinary General Meeting on July 22, 2011. Share repurchases by the Company under the share repurchase plans are subject to an aggregate limit of 10% of its ordinary shares outstanding as of the date of the Extraordinary General Meeting held in July 2011.  On December 22, 2011, the Company’s Board of Directors authorized the repurchase of the remaining balance of ordinary shares outstanding not to exceed the 10% limitation.  During the nine-month period ended December 31, 2011, the Company repurchased approximately 66.9 million shares for an aggregate purchase price of approximately $415.8 million, and retired all of these shares.  During the second quarter of fiscal 2012, the Company retired an additional 23.5 million shares which were repurchased in the prior periods. As of December 31, 2011, approximately 35 million shares were available to be repurchased under the plans.

During the nine-month period ended December 31, 2010, the Company repurchased approximately 60.9 million shares for an aggregate purchase price of approximately $368.0 million, and did not retire any shares.

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

OVERVIEW

We are a leading global provider of advanced design and electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) of a broad range of products. In the first quarter of fiscal 2012, we recast our previously defined five markets into four markets to better align our market focus.  These four new markets are as follows: High Reliability Solutions, which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions, which includes our mobile/smart phone business, consumer electronics, including game consoles and printers, enterprise PC business and our ODM personal computing business which we completed exiting during the three-month period ended December 31, 2011; Industrial & Emerging Industries, which is comprised of our industrial, semiconductor capital equipment and clean technology businesses; and Integrated Network Solutions, which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

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

We are one of the world’s largest EMS providers, with revenues of $23.1 billion during the nine-month period ended December 31, 2011, and $28.7 billion in fiscal year 2011.  As of March 31, 2011, our total manufacturing capacity was approximately 27.0 million square feet.  We design, build, ship and service electronics products for our customers through a network of facilities in 30 countries across four continents. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended		Nine-Month Periods Ended
Net sales:	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
China	$2,690,315	$3,210,314	$9,266,979	$8,405,253
Mexico	1,113,294	1,151,892	3,004,005	3,234,543
U.S	778,052	722,204	2,324,647	2,304,114
Malaysia	796,129	655,263	2,107,442	1,982,373
Hungary	580,541	627,338	1,728,218	1,759,078
Other	1,534,392	1,465,845	4,653,525	4,135,713
	$7,492,723	$7,832,856	$23,084,816	$21,821,074

	As of	As of
Property and equipment, net:	December 31, 2011	March 31, 2011
	(In thousands)
China	$905,463	$874,031
Mexico	313,945	341,719
Malaysia	196,851	162,615
Hungary	133,683	157,643
U.S	121,866	136,081
Other	467,918	468,974
	$2,139,726	$2,141,063

We believe that the combination of our extensive design and engineering services, significant scale and global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial campuses in low-cost geographic areas and operational track record provide us with a competitive advantage in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs.  Through these services and facilities, we offer our OEM customers the ability to simplify their global product development, manufacturing processes, and after sales services, and enable them to achieve meaningful time to market and cost savings.

We use a portfolio management approach to manage our extensive service offering. As our OEM customers change in the way they go to market, we reorganize and rebalance our business portfolio in order to optimize our operating results. The objective of our operating model is to allow us to redeploy and reposition our assets and resources across all the markets we serve.  In May 2011, due to negative operating margins and performance metrics on certain of our larger customer contracts, we announced that we would be phasing out of our ODM personal computing (PC) business. In the current quarter we ceased all ODM PC manufacturing operations and certain design activities of ODM related businesses. During the three-month and nine-month periods ended December 31, 2011 these businesses generated $186.6 million and $1.6 billion in sales, respectively and sustained operating losses which approximated $70.0 million and $109.0 million, respectively. The operating losses for the three-month period ended December 31, 2011 include some incremental costs beyond anticipated operating losses during the wind down, such as severance costs, supply chain termination costs and other final asset impairment costs.  We completed our exit of these businesses in the third quarter of fiscal 2012. No material revenue, impairment charges or additional exit costs associated with these ODM computing businesses are expected in the future and accordingly we expect to realize improved operating results due to completion of these activities. We have redeployed the associated manufacturing and design assets into other parts of our business, which will benefit our cash flows through reduced capital expenditure requirements.

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

Our business has been subject to seasonality primarily due to our High Velocity market, which includes our mobile and consumer devices businesses which historically exhibit particular strength during our second and third fiscal quarters in connection with the holiday season.

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.9	94.5	95.0	94.5
Gross profit	5.1	5.5	5.0	5.5
Selling, general and administrative expenses	3.3	2.8	2.9	2.8
Intangible amortization	0.2	0.2	0.2	0.3
Other charges, net	—	0.2	—	—
Interest and other expense, net	0.1	0.1	0.1	0.3
Income before income taxes	1.5	2.2	1.8	2.1
Provision for (benefit from) income taxes	0.2	(0.3)	0.2	—
Net income	1.3%	2.5%	1.6%	2.1%

Net sales

The following table sets forth net sales by market:

	Three-Month Periods Ended		Nine-Month Periods Ended
Market:	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
High Velocity Solutions	$3,172,384	$3,603,031	$9,766,767	$9,498,346
Integrated Network Solutions	2,770,667	2,825,903	8,509,932	8,030,878
Industrial & Emerging Industries	954,554	916,402	3,061,482	2,939,126
High Reliability Solutions	595,118	487,520	1,746,635	1,352,724
	$7,492,723	$7,832,856	$23,084,816	$21,821,074

Net sales during the three-month period ended December 31, 2011 totaled $7.5 billion, representing a decrease of approximately $340.1 million, or 3.8%, from $7.8 billion during the three-month period ended December 31, 2010. The decline in net sales was primarily due to a $430.6 million decrease in the High Velocity Solutions (HVS) market partially offset by increases in the High Reliability Solutions (HRS) and Industrial and Emerging Industries markets. The decreased sales in our HVS market were driven primarily from reduced sales resulting from our exit of the ODM personal computing business in the current quarter combined with a reduction in sales with certain consumer products that had higher revenues in the prior year due to new program ramps in that period. The increase in our HRS market of $107.6 million was the result of stronger demand from our larger customers in the medical equipment and drug delivery markets combined with increased revenue from certain of our major customers in the automotive market driven by new program wins. Net sales decreased by $386.2 million in Asia, $88.3 million in Europe and increased by $134.0 million in the Americas.

Net sales during the nine-month period ended December 31, 2011 totaled $23.1 billion, representing an increase of approximately $1.3 billion, or 6.0%, from $21.8 billion during the nine-month period ended December 31, 2010. Sales increased across all of the markets we serve, consisting of increases of: (i) $479.1 million in the Integrated Network Solutions (INS) market, (ii) $393.9 million in the HRS market, (iii) $268.4 million in the HVS market, and (iv) $122.4 million in the Industrial and Emerging Industries market. Increased sales in our INS market were driven by new program wins with existing customers with products in enterprise data networking and telecommunications infrastructure markets, offset by declining demand from certain customer programs in the server market that were reducing due to the end of the product life cycles or which transitioned to another supplier. Increased sales in our HRS market were driven primarily from new wins and programs with our larger customers in the automotive, medical equipment and drug delivery markets. The increased sales in our HVS market were driven primarily from an increase in sales to one of our significant customers in the ODM personal computing business which we exited in the current quarter. Net sales increased in our Industrial and Emerging Industries market due to new customer wins and new programs with existing customers across this business group primarily with customers serving the clean tech markets offset by reduced demand from our customers serving the capital equipment markets. Net sales increased by $1.0 billion in Asia, $170.1 million in Europe and $70.7 million in the Americas.

Our ten largest customers during the three-month and nine-month periods ended December 31, 2011 accounted for approximately 56% and 57% of net sales, respectively, with Research In Motion accounting for greater than 10% of our net sales in both periods and Hewlett-Packard accounting for greater than 10% of our net sales in the nine-month period. Our ten largest customers during the three-month and nine-month periods ended December 31, 2010 accounted for approximately 55% and 52% of net sales, respectively, with Research In Motion accounting for greater than 10% of our net sales in both periods.

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

Gross profit during the three-month period ended December 31, 2011 decreased $51.7 million to $381.9 million, or 5.1% of net sales from $433.6 million, or 5.5% of net sales, during the three-month period ended December 31, 2010. The decrease in gross profit was partially attributable to a decrease in sales.  Additional decreased profitability was due to unfavorable manufacturing costs associated with the exit of our ODM related businesses and costs incurred for right-sizing activities at various locations. These activities included reducing excess workforce and relocating certain manufacturing and design facilities to realign with demand from our customers.

Gross profit during the nine-month period ended December 31, 2011 decreased $44.6 million to $1.2 billion, or 5.0% of net sales, from $1.2 billion, or 5.5% of net sales, during the nine-month period ended December 31, 2010. The decrease in gross profit and gross margin was primarily attributable to a higher mix of low-margin products principally associated with the increase in sales in the HVS market, which includes products in the ODM personal computing business that we exited in the current quarter. In addition, unfavorable manufacturing costs associated with the exit of our ODM related businesses and costs incurred for right-sizing activities at various locations negatively impacted the gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, amounted to $243.9 million, or 3.3% of net sales, during the three-month period ended December 31, 2011, increasing $28.8 million from $215.1 million, or 2.7% of net sales, during the three-month period ended December 31, 2010. The increase in SG&A and SG&A as a percentage of sales was primarily due to severance costs and other asset impairment costs associated with the exit of certain design activities in our ODM related businesses.

SG&A amounted to $673.9 million, or 2.9% of net sales, during the nine-month period ended December 31, 2011, increasing $64.2 million from $609.7 million, or 2.8% of net sales, during the nine-month period ended December 31, 2010. The increase in SG&A was primarily attributable to severance costs and other asset impairment costs associated with the exit of our ODM related businesses combined with an increase in costs associated with design and engineering related activities and other corporate support activities. SG&A as a percentage of sales remained relatively flat.

Intangible amortization

Amortization of intangible assets decreased by $2.7 million during the three-month period ended December 31, 2011 to $13.9 million from $16.6 million for the three-month period ended December 31, 2010, and decreased by $14.2 million during the nine-month period ended December 31, 2011 to $41.8 million from $56.0 million during the nine-month period ended December 31, 2010. The decrease for both periods was primarily due to the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.

Restructuring charges

We have essentially completed all activities associated with previously announced plans and the remaining restructuring accrual as at December 31, 2011 was not significant. Additionally, there were no changes to any of the previously announced plans in the nine-month period. While we incur severance, asset impairment charges and other facilities charges as a result of changes in our customer mix on an ongoing basis, such individual actions were not considered material to be separately disclosed as restructuring charges, and are included in either cost of sales or selling, general and administrative expenses, as appropriate.  The amount of accrued liabilities related to these actions at December 31, 2011 was not significant.

Other charges, net

During the three-month period ended December 31, 2010, we recognized a loss associated with the early redemption of the 6.25% Senior Subordinated Notes of approximately $13.2 million. During the nine-month period ended December 31, 2010, in addition to the $13.2 million loss on early redemption of notes,  we recognized an $11.7 million loss in connection with the divestiture of certain international entities, partially offset by a gain of $18.6 million associated with the sale of an equity investment that was previously fully impaired.

Interest and other expense, net

Interest and other expense, net was $7.8 million during the three-month period ended December 31, 2011 compared to $10.8 million during the three-month period ended December 31, 2010, a decrease of $3.0 million that was primarily due to a $5.8 million reduction in interest expense and a $1.5 million decrease in gains on foreign exchange transactions. The reduction in interest expense was principally due to the expiration of interest rate swaps in January 2011, which had fixed rates greater than the floating rates received under the agreements and also, to a lesser extent to the refinancing of $542.1 million of certain subordinated notes during fiscal 2011 with our lower rate revolving credit facility and Asia term loans. The decrease in foreign exchange gains was primarily attributable to a decrease of certain cross-border foreign currency transactions in China. We take advantage of these transactions as the opportunities present themselves and there can be no assurance that further gains from cross-border foreign exchange settlements in China will be available.

Interest and other expense, net was $31.4 million during the nine-month period ended December 31, 2011 compared to $68.2 million during the nine-month period ended December 31, 2010, a decrease of $36.8 million that was primarily due to a $29.1 million reduction in interest expense and an $11.8 million increase in gain on foreign exchange transactions. The reduction in interest expense was principally due to the expiration of interest rate swaps in January 2011, which had fixed rates greater than the floating rates received under the agreements and to a lesser extent to the refinancing of $542.1 million of certain subordinated notes during fiscal 2011 with our lower rate revolving credit facility and Asia term loans. The increase in foreign exchange gains was primarily attributable to certain cross-border foreign currency transactions and the revaluation of RMB denominated net asset positions for our U.S. functional currency sites based in China.

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

The consolidated effective tax rate was 11.3% and 0.2% for the nine-month periods ended December 31, 2011 and December 31, 2010, respectively, and varies from the Singapore statutory rate of 17.0 % as a result of the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, changes in liabilities for uncertain tax positions, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, Poland and Singapore. We generate most of our revenues and profits from operations outside of Singapore. We currently do not anticipate a significant impact to our effective rate for the fiscal 2012 year as a result of changes to the mix in revenues and operating profits between taxing jurisdictions.  The effective tax rate for the nine-month period ended December 31, 2011 is higher than the effective rate for the nine-month period ended December 31, 2010 primarily as a result of reversals of valuation allowances and reductions in liabilities for uncertain tax positions which are recorded on a discrete basis in the quarter in which circumstances change and indicate an adjustment to income tax assets or liabilities as required.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had cash and cash equivalents of approximately $1.5 billion and bank and other borrowings of approximately $2.2 billion. We also have a $1.5 billion revolving credit facility that expires in October 2016 as discussed in Note 6 to the Notes to the Condensed Consolidated Financial Statements.  There were $140.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2011, which is included in the $2.2 billion of borrowings above.  As of December 31, 2011, we were in compliance with the covenants under each of our existing credit facilities.

Cash provided by operating activities was $665.6 million during the nine-month period ended December 31, 2011. This resulted primarily from $364.0 million of net income for the period as adjusted to exclude approximately $380.0 million of non-cash expenses for depreciation, amortization and other impairment charges. Our operating assets and liabilities increased $78.4 million on a net basis primarily from increases in other current assets of $254.9 million and a decrease in accounts payable of $88.8 million, partially offset by decrease in accounts receivable of $119.1 million and an increase in other current liabilities of $143.7 million.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	December 31, 2011	September 30, 2011	July 1, 2011	March 31, 2011	December 31, 2010

Days in trade accounts receivable	43 days	42 days	40 days	43 days	38 days
Days in inventory	48 days	45 days	47 days	50 days	44 days
Days in accounts payable	69 days	68 days	68 days	73 days	68 days
Cash conversion cycle	22 days	19 days	19 days	20 days	14 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, excluding the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day.  During the three-month period ended December 31, 2011, days in trade accounts receivable increased by five days to 43 days compared to the three-month period ended December 31, 2010 primarily due to a decrease in sales during the current quarter as compared to the same quarter in the prior year due primarily to the decline in sales in the High Velocity Solutions market that contained lower payment terms.  Non-cash accounts receivable sales, or deferred purchase price receivables included in the calculation of days in trade receivables were $750.3 million, $1.1 billion, $681.3 million, $460.0 million and $821.2 million for the quarters ended December 31, 2011, September 30, 2011, July 1, 2011, March 31, 2011 and December 31, 2010, respectively. Deferred purchase price receivables are recorded in other current assets in the Condensed Consolidated Balance Sheets. For further information regarding deferred purchase price receivables see Note 10 of our Notes to Condensed Consolidated Financial Statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  Days in inventory during the three-month period ended December 31, 2011 increased by four days to 48 days, compared to the three-month period ended December 31, 2010 directly due to a decrease in inventory turns. Our inventory turns were negatively impacted by the decline in sales in the High Velocity Solutions market which carry significantly higher inventory turns than our corporate average inventory turns.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. During the three-month period ended December 31, 2011, days in accounts payable increased by one day to 69 days compared to the three-month period ended December 31, 2010.

Our average net working capital, defined as accounts receivable plus the deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annualized sales increased to 6% for the quarter ended December 31, 2011, compared to 5% for the quarter ended December 31, 2010.

Our cash conversion cycle was calculated as the sum of inventory turns in days and days sales of receivables outstanding less days payable outstanding in accounts payable.  During the three-month period ended December 31, 2011, our cash conversion cycle increased by eight days to 22 days compared to the three-month period ended December 31, 2010,  due to the factors for each of the components in the calculation discussed above.

Cash used by investing activities amounted to $423.0 million during the nine-month period ended December 31, 2011.  This resulted primarily from $329.8 million in net capital expenditures for property and equipment, and $93.7 million for three acquisitions completed during the nine-month period ended December 31, 2011.

Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $335.8 million for the nine-month period ended December 31, 2011 compared to free cash flow of $255.5 million for the nine-month period ended December 31, 2010.  We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities.

Cash used in financing activities was $408.5 million during the nine-month period ended December 31, 2011, which was primarily the result of our  repurchase of approximately 63.4 million of our ordinary shares for an aggregate purchase price of approximately $395.6 million.

Our cash balances are held in numerous locations throughout the world. As of December 31, 2011 and March 31, 2011, substantially all of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $500 million as of March 31, 2011). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

We anticipate that we will enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and growth. The sale or issuance of equity or convertible debt securities could result in dilution to current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations and could increase debt service obligations. This increased indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit our ability to access additional capital or execute our business strategy. Any downgrades in credit ratings could adversely affect our ability to borrow as a result of more restrictive borrowing terms.  We continue to asses our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares.

On July 22, 2011, our shareholders approved the repurchase of up to 10% of our ordinary shares outstanding on the date of 2011 Extraordinary General Meeting which was subject to Board of Directors approval. Our Board of Directors approved share repurchase plans in July 2011 and December 2011, pursuant to which we are authorized to repurchase approximately 73 million shares until our next Extraordinary General Meeting to be held during 2012. During the nine-month period ended December 31, 2011, the Company repurchased approximately 67 million shares for an aggregate purchase price of approximately $415.8 million, and retired all of these shares. Of the 67 million shares, approximately 29 million shares were repurchased under the prior shareholder purchase mandate. As of December 31, 2011, approximately 35 million shares were available to be repurchased under the plans.

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

On October 19, 2011, we entered into a five-year $2.0 billion credit facility (“New Credit Facility”) consisting of a $1.5 billion revolving credit facility (“New Revolving Credit Facility”) and a $500 million term loan facility (“New Term Loan Facility”), which expires in October 2016.  The New Revolving Credit Facility replaced our existing $2.0 billion revolving credit facility. The New Term Loan Facility refinanced one tranche of our existing $1.7 billion Term Loan Agreement dated December 31, 2007 that was set to mature in October 2012.  Refer to Note 6 of the notes to our Condensed Consolidated Financial Statements for additional details of the New Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

We sell a designated pool of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold. The deferred purchase price receivable we retain serves as additional credit support to the financial institution and is recorded at its estimated fair value.  The fair value of our deferred purchase price receivable was approximately $750.3 million as of December 31, 2011. For further information see Note 10 of our Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2011 as compared to the fiscal year ended March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2011, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 4, 2007, a shareholder class action lawsuit was filed in Santa Clara County Superior Court. The lawsuit arose out of the merger with Solectron Corp. in 2007 and other defendants included selected officers of the Company, Solectron and Solectron’s former directors and officers. On behalf of the class, the plaintiff sought compensatory, rescissory, and other forms of damages, as well as attorneys’ fees and costs.  On August 12, 2010, the Court certified a class of all former Solectron shareholders that were entitled to vote and receive cash or shares of the Company’s stock in exchange for their shares of Solectron stock following the merger. On April 21, 2011, the Court granted a request by the plaintiff’s counsel to withdraw as class counsel, and ordered the plaintiff to retain new counsel by June 24, 2011. The plaintiff failed to do so, thus on June 28, 2011, the Court issued an order to show cause as to why the case should not be dismissed.  On August 12, 2011, the plaintiff failed to obtain new class counsel and the Court granted a one month extension to obtain new class counsel.  On September 26, 2011, the plaintiff failed to obtain new class counsel and the Court dismissed the case without prejudice.  The plaintiff had 60 days to appeal the Court’s decision and no such appeal was made. As a result, the matter is closed.

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

Our supply chain may also be impacted by other events outside our control, including macroeconomic events, political crises or natural or environmental occurrences. Component shortages impacted our results during the second half of fiscal year 2010 and during the first quarter of fiscal year 2011. The supply constraints were broad based, but the impact was most evident with respect to connectors, capacitors, LCD panels and memory (both DRAM and Flash). These shortages began to abate during the second quarter of fiscal 2011, and supplies had normalized by the end of the third quarter. We continue to monitor the situation in Thailand and continue to evaluate whether the recent flooding may result in disruption to our supply chain, as a number of our suppliers of hard disk drives and other electronic components maintain facilities in Thailand.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from October 1, 2011 through December 31, 2011:

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs (2)
October 1, 2011 - October 28, 2011	—	—	—	93,942,193
October 29 - November 25, 2011	—	—	—	93,942,193
November 26 - December 31, 2011	18,655,521	5.88	18,655,521	206,839,360
Total	18,655,521	5.88	18,655,521

(1)

During the period from October 1, 2011 through December 31, 2011 all purchases were made pursuant to the program discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)

On July 18, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding ordinary shares.  Repurchases under our share repurchase plans are subject to an aggregate limit of 10% of our ordinary shares outstanding as of our Extraordinary General Meeting held in July 2011.  On December 22, 2011, our Board of Directors authorized the repurchase of the remaining balance of ordinary shares outstanding not to exceed the 10% limitation. As of December 31, 2011, we had 35,176,762 shares available to be repurchased under the plans with an approximate dollar value of $206.8 million at an assumed average price of $5.88 per share.

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

Date: February 2, 2012

/s/ Paul Read
Paul Read
Chief Financial Officer
(Principal Financial Officer)

Date: February 2, 2012

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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