Form 10-K
period 2012-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2012-05-29
CIK 866374

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23354

FLEXTRONICS INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Singapore (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)
2 Changi South Lane,	486123
Singapore (Address of registrant's principal executive offices)	(Zip Code)

Registrant's telephone number, including area code
(65) 6890 7188

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, No Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act—NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of September 30, 2011, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $4.0 billion based upon the closing sale price as reported on the NASDAQ Stock Market LLC (NASDAQ Global Select Market).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2012
Ordinary Shares, No Par Value	675,246,882

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2012 Annual General Meeting of Shareholders	Part III

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

ITEM 1.    BUSINESS

OVERVIEW

        We are a leading global provider of vertically-integrated advanced design, manufacturing and services to original equipment manufacturers ("OEMs") in the following markets:

  •
  High Reliability Solutions (HRS), which is comprised of our medical, automotive, defense and aerospace businesses;

  •
  High Velocity Solutions (HVS), which includes our mobile/smart phone business, consumer electronics, including game consoles and printers, enterprise PC business, and our ODM personal computing business which we exited in the third quarter of fiscal 2012;

  •
  Industrial and Emerging Industries (IEI), which is comprised of our industrial, semiconductor capital equipment, and clean technology businesses; and

  •
  Integrated Network Solutions (INS), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

        We are a globally-recognized leading provider of end-to-end, vertically-integrated global supply chain services through which we design, build, ship and service a complete packaged electronic product for our customers worldwide. We provide our services through a network of facilities in over 30 countries across four continents. We have established this extensive network of manufacturing facilities in the world's major electronics markets (Asia, the Americas and Europe) in order to serve the outsourcing needs of both multinational and regional OEMs. Our vertically-integrated services increase customer competitiveness by delivering improved product quality, leading manufacturability, improved performance, faster time-to-market and reduced costs. Our OEM customers leverage our services to meet their requirements throughout their products' entire life cycles. For the fiscal year ended March 31, 2012, we had revenue of $29.4 billion and net income of $488.8 million.

        We believe that the combination of our extensive design and engineering services, significant scale and global presence, vertically-integrated end-to-end services, advanced supply chain management, industrial parks in low-cost geographic areas and operational track record provide us with a competitive advantage in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs. Through these services and facilities, we offer our OEM customers the ability to simplify their global product development, their manufacturing process, their after sales services and enable our OEM customers to achieve meaningful reductions to time-to-market and costs.

        Our business has been subject to seasonality primarily due to our mobile devices market and our consumer devices market, which historically exhibit particular strength towards the end of the calendar year in connection with the holiday season.

INDUSTRY OVERVIEW

        The industry in which we operate has experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design, manufacturing, and distribution requirements. We have seen an increase in penetration of global OEM manufacturing requirements since the 2001 - 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. Due to the global economic crisis, which began in late calendar year 2007 and continued through the end of our fiscal year 2010, many of our OEM customers reduced their manufacturing and supply chain outsourcing which negatively impacted our business. Beginning in the second half of our fiscal year 2010, we began seeing some positive signs that demand for our OEM customers' end products was improving, and this trend continued through the end of our 2012 fiscal year. We believe the industry is firmly recovering from the last macroeconomic downturn and growth of the overall industry for calendar 2011 is estimated to have been greater than 13%.

        We believe the total available market for outsourcing electronics manufacturing services continues to offer opportunities for growth with current penetration rates estimated to be less than 25%. The intensely competitive nature of the electronics industry, the continually increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs and shorter product life cycles encourage OEMs to utilize broad manufacturing and service providers as part of their business and manufacturing strategies. Utilizing global manufacturing and service providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of such providers, and enables OEMs to concentrate on product research, development, marketing and sales. We believe that OEMs realize the following benefits through their strategic relationships with manufacturing and service providers:

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

        We believe that growth in the EMS industry will be driven largely by the needs of OEMs to respond to rapidly changing markets and technologies and to reduce product costs. Additionally, we believe that there are significant opportunities for global manufacturing and service providers to win additional business from OEMs in certain markets or industry segments that have yet to substantially utilize such providers.

SERVICE OFFERINGS

        We offer a broad range of customer-tailored, vertically-integrated services to OEMs. We believe that Flextronics has the broadest worldwide capabilities in the industry, from design resources to end-to-end, vertically-integrated global supply chain services. We believe a key competitive advantage is our ability to provide more value and innovation to our customers because we offer both global economies of scale in procurement, manufacturing and after-market services, as well as market-focused expertise and capabilities in design and engineering. As a result of our focus on specific markets, we believe we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers' businesses, and can help improve our OEM customers' market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products and meet their time-to-market requirements. Our vertically-integrated services allow us to design, build, ship and service a complete packaged electronics product to our OEM customers. These services include:

          Design and Engineering Services.     We offer a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of our customers. These services can be delivered by three primary business models:

    •
    Contract Design Services, where the customer purchases engineering and development services on a time and materials basis;

    •
    Joint Development Manufacturing services, where Flextronics' engineering and development teams work jointly with our customers' teams to ensure product development integrity, seamless manufacturing handoffs, and faster time to market; and

    •
    Original Design and Manufacturing services, where the customer purchases a product that we design, develop and manufacture. ODM products are then sold by our OEM customers under the OEMs' brand names. We have provided ODM services in various markets including Industrial, Automotive, Medical, and Infrastructure and Power Supplies.

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

  •
  Reliability and Failure Analysis.  We provide comprehensive design for manufacturing, test and reliability services using robust tools and databases that have been developed internally. These services are important in achieving our customers' time to revenue goals and leverage our core manufacturing competencies.

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

          We are exposed to different or greater potential liabilities from our various design services than those we face in our core assembly and manufacturing services. See "Risk Factors—The success of certain of our activities depends on our ability to protect our intellectual property rights; intellectual property infringement claims against our customers or us could harm our business."

          Systems Assembly and Manufacturing.     Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We often assemble electronics products with our proprietary printed circuit boards and custom electronic enclosures on either a build-to-order or configure-to-order basis. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience and expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of advanced manufacturing solutions. We support a wide range of product demand profiles, from low—volume, high-complexity programs to high-volume production. Continuous focus on lean manufacturing, a systematic approach to identifying and eliminating waste (non-value-added activities) through continuous improvement based on customer demand, allows us to increase our efficiency and flexibility to meet our customers' dynamic requirements. Our systems assembly and manufacturing expertise includes the following:

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

  •
  Materials Procurement and Inventory Management.  Our manufacturing and assembly operations capitalize on our materials inventory management expertise and volume procurement capabilities. As a result, we believe that we are able to achieve highly competitive cost reductions and reduce total manufacturing cycle time for our OEM customers. Materials procurement and management consist of the planning, purchasing, expediting and warehousing of components and materials used in the manufacturing process. In addition, our strategy includes having third-party suppliers of custom components located in our industrial parks to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use a sophisticated automated manufacturing resource planning system and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility of material availability and are able to track the work in process. We utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts and deliver purchase orders and assists suppliers with satisfying just-in-time delivery and supplier-managed inventory requirements. This also enables us to implement vendor managed inventory solutions to increase flexibility and reduce overall capital allocation in the supply chain. We procure a wide assortment of materials, including electronic components, plastics and metals. There are a number of sources for these materials, including from customers for whom we are providing systems assembly and manufacturing services. On some occasions, there have been shortages in certain electronic components, most recently with regard to connectors, capacitors, LCD panels and memory (both DRAM and Flash). However, such shortages have not had a material impact on our operating results for all periods presented. See "Risk Factors—We may be adversely affected by shortages of required electronic components."

        Component businesses.    The Company offers a variety of component product solutions including:

  •
  Rigid and Flexible Printed Circuit Board ("PCB") Fabrication.  Printed circuit boards are platforms composed of laminated materials that provide the interconnection for integrated circuits, passive and other electronic components and thus are at the heart of most every electrical system. They are formed out of multi-layered epoxy resin and glass cloth systems with very fine traces and spaces and plated holes (called vias), which interconnect the different layers to an extreme dense circuitry network that carries the integrated circuits and electrical signals. As semiconductor designs become more and more complex and signal speeds increase, there is an increasing demand on printed circuit board integration density requiring higher layer counts, finer lines and spacings, smaller vias (microvias) and base materials with electrically very low loss characteristics. The manufacturing of these complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds and impedances. The global demand for wireless devices and the complexity of wireless products are driving the demand for more flexible printed circuits. Flexible circuit boards facilitate a reduction in the weight of a finished electronic product and allow the designer to use the third dimension in designing new products or product features. Flexible circuits have become a very attractive design alternative for many new and emerging application spaces such as automotive rear LED lightning, tablet computers, camera modules and miniaturized radio frequency identification tags or smart cards. We are an industry leader in high-density interconnect with the Every Layer Inter Connect (ELIC) technology, which is used in cell phone designs, and multilayer constructions which are used in advanced routers, computers, communication equipment, and flexible printed circuit boards and flexible printed circuit board assemblies. Our PCB business (Multek) manufactures printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers' product development groups in as little as 48 hours. Our extensive range of services enables us to respond to our customers' demands for an accelerated transition from prototype to volume production. Multek offers a one stop solution from design to manufacturing of PCB, flexible circuits and rigid flex circuits and sub-assemblies. We have printed circuit board service capabilities in North America, South America, Europe and Asia, and flexible circuit fabrication service capabilities in North America and Asia.

  •
  Display and Touch Solutions.   Our Display group is a customer-driven organization focused on designing and manufacturing "Display and Touch-Sensor" products for our OEM customers. Our display platforms are based on two technologies. The first employs liquid crystal material sandwiched between two layers of glass to polarize light and provide a backlight system and color via a filter. The second technology, named bi-stable display technology, is based on E-Ink material. Our touch sensor solutions use projected capacitive technology, on both glass and film substrates to deliver single and multi-touch sensing. Display requirements are becoming more and more complex due to market demands for lighter, thinner products, and higher performance requirements, including brightness, more efficient power consumption, viewing angle, greater density of pixel per area, range of operating temperature, lower cost and smaller width for non-active borders as well as long life time support for specific markets. With our advanced design and manufacturing capabilities, we are a market leader in satisfying these requirements. We can support small and medium size form factors, provide high-end and highly customized displays and have developed strategic partnerships with critical supply chain companies.

  •
  Power Supplies.  We have a full service power supply business ("Flex Power") specializing in high efficiency and high density switching power supplies ranging from 1 to 3,000 watts. The product portfolio includes chargers for the mobile phones and the fast-growing tablet markets, adapters for notebook s and printers and boxed power supplies for the desktop markets along with networking, server and storage markets. We pride ourselves to be able to service the needs of Industry Leaders in these markets through collaborative development and excellent program management execution. The products we produce are fully compliant to environmental and Energy Star industry requirements that drive efficiency specifications in the industry. Customers who engage with Flex Power get the advantage of our technological innovations in such areas as digital control or smart power, while still managing to offer competitive pricing. Our unique platform development approach enables our customers to get to their markets faster.

  •
  Optomechatronics (Camera Modules).  Our Optomechatronics group, Vista Point Technologies, manufactures products that combine optical, mechanical and electrical subsystems such as miniaturized camera modules for mobile phone and other portable imaging applications. On March 2, 2012, the Company entered into a definitive agreement with Tessera Technologies, Inc., and DigitalOptics Corporation (DOC), a wholly-owned subsidiary of Tessera Technologies. Under the terms of the definitive agreement DOC will acquire certain assets of Flextronics' Vista Point Technologies camera module business, including intellectual property and the China-based manufacturing operations.

        Logistics.    Flextronics Global Services is a provider of aftermarket supply chain logistics services. Our comprehensive suite of services serve customers operating in the computing, consumer digital, infrastructure, industrial, mobile and medical markets. Our expansive global infrastructure consists of 25 sites and more than 12,000 employees strategically located throughout the Americas, Europe and Asia. By leveraging our operational infrastructure, supply chain network, and IT systems, we have the capability of offering globally consistent logistics solutions for our customers' brands. By linking the flow of information from the supply chains, we create supply chain efficiencies delivering value to our customers. We provide multiple logistics solutions including supplier managed inventory, inbound freight management, product postponement, build/configure to order, order fulfillment and distribution, and supply chain network design.

        Reverse Logistics and Repair Services.    We offer a suite of integrated reverse logistics and repair solutions that are operated on globally consistent processes, which help our customers protect their brand loyalty in the marketplace by improving turnaround times and end-customer satisfaction levels. Our objective is to maintain maximum asset value retention of our customers' products throughout their product life cycle while simultaneously minimizing non-value repair inventory levels and handling in the supply chain. With our suite of end-to-end solutions, we can effectively manage our customers' reverse logistics requirements while also providing critical feedback of data to their supply chain constituents and delivering continuous improvement and efficiencies for both existing and new generation products. Our reverse logistics and repair solutions include returns management, exchange programs, complex repair, asset recovery, recycling and e-waste management. We provide repair expertise to multiple product lines such as consumer and midrange products, printers, PDA's, mobile phones, consumer medical devices, notebooks, PC's, set-top boxes, game consoles and highly complex infrastructure products. With our service parts logistics business, we manage all of the logistics and restocking processes essential to the efficient operation of repair and refurbishment services.

STRATEGY

        At our core, we are a world-class global design, manufacturing and services company. Our strategy is to maintain our leadership in these core capabilities and to build on these through extended offerings in high-growth sectors.

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

          Market-Focus.     We apply a rigorous approach to managing our portfolio of opportunities by focusing on companies and industries that value our superior capabilities in design, manufacturing and service and that are leaders in their industry. We are focusing our energy and efforts on high-growth markets where we have distinctive competence and a compelling value proposition. Examples include our investments in clean-tech, healthcare, infrastructure, automotive, services and investments in a number of enabling components technologies. Our market focused approach to managing our business increases our customers' competitiveness by leveraging our global resources and responsiveness to changes in market dynamics.

          Global Operations Capabilities.     We continue to invest in maintaining the leadership of our world-class manufacturing and services capabilities. We constantly push the state of the art in manufacturing technology, process development and operations management. We believe these skills represent a significant competitive advantage. We continue to capitalize on our industrial park concept, where we co-locate our manufacturing, design, and service resources in low cost regions, to provide a competitive advantage by minimizing logistics, manufacturing costs and cycle times while increasing flexibility and responsiveness. Our ability to cost effectively manage a massive worldwide system, is itself a major competitive advantage.

          Extended Value Propositions.     We continue to extend our distinctiveness in manufacturing into new value propositions that leverage our core capabilities. We opportunistically invest in new vertically integrated capabilities and services to provide our customers with a broader value added suite of services and solutions to meet their product and market requirements. We continue to develop manufacturing process technologies that reduce cost and improve product performance.

COMPETITIVE STRENGTHS

        We continue to enhance our business through the development and broadening of our product and service offerings. Our focus is to be a flexible organization with repeatable execution that adapts to macroeconomic changes and creates value which increases our customers' competitiveness. We have concentrated our strategy on market-focused expertise, capabilities, services and our vertically-integrated global supply chain services. We believe that the following capabilities differentiate us from our competitors and enable us to better serve our customers' requirements:

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

          Significant Scale and Global Integrated System.     We believe that scale is a significant competitive advantage, as our customers' solutions increasingly require cost structures and capabilities that can only be achieved through size and global reach. We are a leader in global procurement, purchasing approximately $25.4 billion of materials during our fiscal year ended March 31, 2012. As a result, we are able to use our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers.

          We have established an extensive, integrated network of design, manufacturing and logistics facilities in the world's major electronics markets to serve the outsourcing needs of both multinational and regional OEMs. Our extensive global network of facilities in 30 countries with approximately 159,000 employees gives us the ability to increase the competitiveness of our customers by simplifying their global product development processes while also delivering improved product quality with improved performance and accelerated time to market. Operating and executing this complex worldwide solutions system is a competitive advantage.

          Extensive Design and Engineering Capabilities.     We have an industry leading global design service offering with extensive product design engineering resources that provide global design services, products, and solutions to satisfy a wide array of customer requirements across all of our key markets. We combine our design and manufacturing services to provide end-to-end customized solutions that include services from design layout, through product industrialization and product development, including the manufacture of vertically-integrated components and complete products (such as smart phones), which are then sold by our OEM customers under the OEMs' brand names.

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

          Industrial Parks; Low-Cost Manufacturing Services.     We have developed self-contained campuses that co-locate our manufacturing and logistics operations with our suppliers at a single, low-cost location. These industrial parks enhance our total supply chain management, while providing a low-cost, multi-technology solution for our customers. This approach increases the competitiveness of our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established our large industrial parks in Brazil, China, Hungary, Israel, Mexico, Romania and Poland.

          In addition, we have other regional manufacturing operations situated in low-cost regions of the world to provide our customers with a wide array of manufacturing solutions and low manufacturing costs. As of March 31, 2012, approximately 73% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, India, Indonesia, Malaysia, Mexico, Romania, Singapore, Slovakia and Ukraine. We believe we are a global industry leader in low-cost production capabilities.

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

CUSTOMERS

        Our customers include many of the world's leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2012, our ten largest customers accounted for approximately 55% of net sales. Our largest customers during fiscal year 2012 were Hewlett-Packard (HP) and Research In Motion (RIM), which each accounted for more than 10% of net sales. No other customer accounted for more than 10% of net sales in fiscal year 2012.

        The following table lists in alphabetical order a sample of our largest customers in fiscal year 2012 and the end products of those customers for which we provide design, manufacturing or after-market services:

Customer	End Products
Alcatel-Lucent	Business telecommunications systems and core routers and switches
Apple	Smartphones, notebooks and desktop computing, tablets and consumer entertainment devices
Cisco	Core routers and switches, wireless and enterprise telecommunications infrastructure
Ericsson	Radio base stations for Long Term Evolution and GSM infrastructure
Hewlett-Packard	Notebook and netbook computers, inkjet printers and storage devices
Huawei Technologies	Wireless and enterprise telecommunications infrastructure and smartphones
Lenovo	All-in-one desktop, desktop and notebook computers
Microsoft	Computer peripherals and consumer electronics gaming products
Research In Motion	Smartphones and other mobile communication devices
Xerox	Office equipment and components

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

COMPETITION

        Our market is extremely competitive and includes many companies, several of which have achieved substantial market share. We compete against numerous domestic and foreign manufacturing service providers, as well as our current and prospective customers, who evaluate our capabilities in light of their own capabilities and cost structures. We face particular competition from Asian based competitors, including Taiwanese ODM suppliers who compete in a variety of our end markets and have a substantial share of global information technology hardware production.

        We compete with different companies depending on the type of service we are providing or the geographic area in which an activity takes place. We believe that the principal competitive factors in the manufacturing services market are: quality and range of services; design and technological capabilities; cost; location of facilities; responsiveness and flexibility.

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

EMPLOYEES

        As of March 31, 2012, our global workforce totaled approximately 159,000 employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.

        Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel.

ENVIRONMENTAL REGULATION

        Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We have compliance processes and procedures in place to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results, or competitive position. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third-party sites. We engage environmental consulting firms to assist us in the evaluation of environmental liabilities of our ongoing operations, historical disposal activities and closed sites in order to establish appropriate accruals in our financial statements. We determine the amount of our accruals for environmental matters by analyzing and estimating the probability of occurrence and the reasonable possibility of incurring costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. While no material exposures have been identified to date that we are aware of, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

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

INTELLECTUAL PROPERTY

        We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. As of March 31, 2012 and 2011, the carrying value of our intellectual property was not material.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        Refer to note 17, "Segment Reporting," to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" for financial information about our geographic areas.

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

        We derive our revenues from customers in the following markets:

  •
  High Reliability Solutions (HRS), which is comprised of our medical, automotive, defense and aerospace businesses;

  •
  High Velocity Solutions (HVS), which includes our mobile/smart phone business, consumer electronics including game consoles and printers, enterprise PC business, and our ODM personal computing business which we exited in the third quarter of fiscal 2012;

  •
  Industrial and Emerging Industries (IEI), which is comprised of our industrial, semiconductor capital equipment and clean technology businesses; and

  •
  Integrated Network Solutions (INS), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

        Factors affecting any of these industries in general or our customers in particular, could adversely impact us. These factors include:

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

        Cancellations, reductions or delays by a significant customer or by a group of customers have harmed, and may continue to harm, our results of operations by reducing the volumes of products we manufacture and deliver for these customers, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and by lowering our asset utilization resulting in lower gross margins. Additionally, current and prospective customers continuously evaluate our capabilities against other providers as well as against the merits of manufacturing products themselves. Our business would be adversely affected if OEMs decide to perform these functions internally or transfer their business to another provider.

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

        On occasion, customers require rapid increases in production or require that manufacturing of their products be transitioned from one facility to another to reduce costs or achieve other objectives. These demands stress our resources and reduce our margins. We may not have sufficient capacity at any given time to meet our customers' demands, and transfers from one facility to another can result in inefficiencies and costs due to excess capacity in one facility and corresponding capacity constraints at another. Due to many of our costs and operating expenses being relatively fixed, customer order fluctuations, deferrals and transfers of demand from one facility to another, as described above, have had a material adverse effect on our operating results in the past and we may experience such effects in the future.

Our industry is extremely competitive; if we are not able to continue to provide competitive services, we may lose business.

        We compete with a number of different companies, depending on the type of service we provide or the location of our operations. For example, we compete with major global EMS providers, other smaller EMS companies that have a regional or product-specific focus, and ODMs with respect to some of the services that we provide. We also compete with our current and prospective customers, who evaluate our capabilities in light of their own capabilities and cost structures. Our industry is extremely competitive, many of our competitors have achieved substantial market share, and some may have lower cost structures or greater design, manufacturing, financial or other resources than we do. We face particular competition from Asian-based competitors, including Taiwanese ODM suppliers who compete in a variety of our end markets and have a substantial share of global information technology hardware production. If we are unable to provide comparable manufacturing services and improved products at lower cost than the other companies in our market, our net sales could decline.

The majority of our sales come from a small number of customers and a decline in sales to any of these customers could adversely affect our business.

        Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 55%, 52% and 47% of net sales in fiscal years 2012, 2011 and 2010, respectively. Our largest customers during fiscal 2012 were Hewlett-Packard (HP) and Research In Motion (RIM), which each accounted for more than 10% of net sales. No other customer accounted for more than 10% of net sales in fiscal year 2012. Our largest customer during fiscal year 2011 was Research In Motion, and our largest customer during fiscal year 2010 was Hewlett-Packard, each of which accounted for more than 10% of net sales in the respective fiscal year. No other customer accounted for more than 10% of net sales in fiscal years 2011 or 2010. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues and profitability could be harmed.

Our components business is dependent on our ability to quickly launch world-class components products, and our investment in the development of our component capabilities, together with the start-up and integration costs necessary to achieve quick launches of world-class components products, may adversely affect our margins and profitability.

        Our components business, which includes rigid and flexible printed circuit board fabrication, power supplies and display and touch design manufacturing, is part of our strategy to improve our competitive position and to grow our future margins, profitability and shareholder returns by expanding our vertical-integration capabilities. The success of our components business is dependent on our ability to design and introduce world-class components that have performance characteristics which are suitable for a broad market and that offer significant price and/or performance advantages over competitive products.

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

        In addition, OEMs often require unique configurations or custom designs which must be developed and integrated in the OEM's product well before the product is launched by the OEM. Thus, there is often substantial lead time between the commencement of design efforts for a customized component and the commencement of volume shipments of the component to the OEM. As a result, we may make substantial investments in the development and customization of products for our customers, and no revenue may be generated from these efforts if our customers do not accept the customized component. Even if our customers accept the customized component, if our customers do not purchase anticipated levels of products, we may not realize any profits.

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

        We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supply necessary to fulfil production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivable are outstanding.

We may be adversely affected by shortages of required electronic components.

        From time to time, we have experienced shortages of some of the electronic components that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. These unanticipated component shortages could result in curtailed production or delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could adversely affect our operating results. Our performance depends, in part, on our ability to incorporate changes in component costs into the selling prices for our products.

        Our supply chain may also be impacted by other events outside our control, including macroeconomic events, political crises or natural or environmental occurrences. Component shortages impacted our results during the second half of fiscal year 2010, during the first quarter of fiscal year 2011 and during fiscal 2012. The supply constraints were broad based, but the impact was most evident with respect to connectors, capacitors, LCD panels and memory (both DRAM and Flash). These shortages began to abate during the second quarter of fiscal 2011, and supplies had normalized by the end of the third quarter. In addition, the March 2011 earthquake and tsunami in Japan resulted in disruptions to our supply chain, as a large number of our suppliers of semiconductors and other electronic components are located in Japan. These disruptions had a negative impact on our revenue in the first and second quarters of fiscal 2012. We also continue to evaluate the extent of the disruption to our supply chain and the impact on our business caused by the flooding in Thailand during the second half of 2011, which had a negative impact on our revenue in the third quarter of fiscal 2012, as a number of our suppliers of hard disk drives and other electronic components maintain facilities in Thailand.

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

        As a medical device manufacturer, we have additional compliance requirements. We are required to register with the U.S. Food and Drug Administration ("FDA") and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR") requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. If any FDA inspection reveals noncompliance with QSR or other FDA regulations, and the Company does not address the observation adequately to the satisfaction of the FDA, the FDA may take action against us. FDA actions may include issuing a letter of inspectional observations, issuing a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured for our customers, refusing requests for clearance or approval of new products or withdrawal of clearance or approval previously granted, issuing an import detention on products entering the U.S. from an offshore facility, or shutting down a manufacturing facility. If any of these actions were to occur, it would harm our reputation and cause our business to suffer.

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

        Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act or similar local laws of the countries in which we do business, including the UK Anti-Bribery Act, which prohibits covered companies from making payments to foreign government officials to assist in obtaining or retaining business. Our Code of Business Conduct prohibits corrupt payments on a global basis and precludes us from offering or giving anything of value to a government official for the purpose of obtaining or retaining business, to win a business advantage or to improperly influence a decision regarding Flextronics. Nevertheless, there can be no assurance that all of our employees and agents will refrain from taking actions in violation of this and our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.

We are subject to the risk of increased income taxes.

        We have structured our operations in a manner designed to maximize income in countries where:

  •
  tax incentives have been extended to encourage foreign investment; or

  •
  income tax rates are low.

        A number of countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions are otherwise increased. For example, on March 16, 2007, the Chinese government passed a new unified enterprise income tax law which became effective on January 1, 2008. Among other things, the new law canceled many income tax incentives previously applicable to our subsidiaries in China. Under the new law, the tax rates applicable to the operations of most of our subsidiaries in China have been increased to 25%. The new law provided a transition rule which increased the tax rate to 25% over a 5-year period, which ends in 2012. The new law also increased the standard withholding rate on earnings distributions to between 5% and 10% depending on the residence of the shareholder. The ultimate effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our China income, the manner in which China interprets, implements and applies the new tax provisions, and our ability to qualify for any exceptions or new incentives. Similarly, we recently renewed a Malaysian tax holiday that expired on January 31, 2012 for another ten year period. Our continued ability to qualify for specific tax holiday extensions will depend on, among other things, our anticipated investment and expansion in these countries and the manner in which the local governments interpret the requirements for extensions or new incentives.

        In addition, the Company and its subsidiaries are regularly subject to tax return audits and examinations by various taxing jurisdictions around the world. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that are more likely than not to occur. However, we cannot assure you that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax provision, operating results, financial position and cash flows in the period or periods for which that determination is made.

If our products or components contain defects, demand for our services may decline and we may be exposed to product liability and product warranty liability.

        Defects in the products we manufacture or design, whether caused by a design, engineering, manufacturing or component failure or deficiencies in our manufacturing processes, could result in product or component failures, which may damage our business reputation and expose us to product liability or product warranty claims.

        Product liability claims may include liability for personal injury or property damage. Product warranty claims may include liability to pay for the recall, repair or replacement of a product or component. Although we generally allocate liability for these claims in our contracts with our customers, increasingly we are unsuccessful in allocating such liability, and even where we have allocated liability to our customers, our customers may not have the resources to satisfy claims for costs or liabilities arising from a defective product or component for which they have assumed responsibility.

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

        While we incur severance, asset impairment charges and other facilities charges as a result of changes in our customer mix on an ongoing basis, such individual actions were not considered material to be separately disclosed as restructuring charges in fiscal 2012 and 2011, and are included in either cost of sales or selling, general and administrative expenses, as appropriate. We recognized restructuring charges of approximately $107.5 million in fiscal 2010. We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements. We may consolidate certain manufacturing facilities or transfer certain of our operations to lower cost geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.

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

        Our success depends to a large extent upon the continued services of our executive officers. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers or other key employees. We will need to recruit and retain skilled management personnel, and if we are not able to do so, our business could be harmed. In addition, in connection with expanding our design services offerings, we must attract and retain experienced design engineers. There is substantial competition in our industry for highly skilled employees. Our failure to recruit and retain experienced design engineers could limit the growth of our design services offerings, which could adversely affect our business.

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

        We are also required to comply with an increasing number of global and local product environmental compliance regulations focused on the restriction of certain hazardous substances. We are subject to the European Union ("EU") directives, including the Restrictions on Hazardous Substances Directive ("RoHS"), the Waste Electrical and Electronic Equipment Directive ("WEEE") as well as the EU's Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH") regulation. Also of note is China's Management Methods for Controlling Pollution Caused by Electronic Information Products regulation, commonly referred to as "China RoHS", which restricts the importation into and production within China of electrical equipment containing certain hazardous materials. Similar legislation has been or may be enacted in other jurisdictions, including in the United States. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as applicable regulations. These programs may include collecting compliance data from our suppliers, full laboratory testing and public reporting of other environmental metrics such as carbon emissions, electronic waste and water, and we also require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their obligations under WEEE.

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

        In the past, we have completed numerous strategic transactions with OEM customers. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We may pursue these OEM divestiture transactions in the future. These arrangements entered into with divesting OEMs typically involve many risks, including the following:

  •
  we may need to pay a purchase price to the divesting OEMs that exceed the value we ultimately may realize from the future business of the OEM;

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

Our debt level may create limitations

        As of March 31, 2012, our total debt was approximately $2.2 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.

Weak global economic conditions and instability in financial markets may adversely affect our business, results of operations, financial condition and access to capital markets.

        Our revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Recent adverse worldwide economic conditions, including the European sovereign debt crisis, have created challenging conditions in the electronics industry. These conditions have resulted in reduced consumer and business confidence and spending in many countries, a tightening in the credit markets, a low level of liquidity in many financial markets and high volatility in credit, fixed income and equity markets. A continuation or worsening of the European sovereign debt crisis will likely have a negative effect on certain of our European customers and suppliers, which could harm our business. In addition, longer term disruptions in the capital and credit markets could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing over 26.7 million square feet of productive capacity as of March 31, 2012. We own facilities with approximately 9.0 million square feet in Asia, 4.5 million square feet in the Americas and 2.7 million square feet in Europe. We lease facilities with approximately 5.7 million square feet in Asia, 2.8 million square feet in the Americas and 2.0 million square feet in Europe.

        Our facilities include large industrial parks, ranging in size from approximately 300,000 to 6.8 million square feet in Brazil, China, Hungary, Israel, Mexico, Romania and Poland. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 1.0 million square feet in Austria, Brazil, Canada, China, Denmark, Germany, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, Poland, Romania, Singapore, Slovakia, Sweden, Ukraine and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world's major electronics markets.

        Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We defend ourselves vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in its consolidated balance sheet would not be material to the financial statements as a whole.

ITEM 4.    MINE SAFETY DISCLOSURES

  Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF ORDINARY SHARES

        Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol "FLEX." The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2011 as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended March 31, 2012
Fourth Quarter	$7.42	$5.75
Third Quarter	6.75	5.42
Second Quarter	7.01	5.10
First Quarter	7.51	6.27
Fiscal Year Ended March 31, 2011
Fourth Quarter	$8.44	$7.17
Third Quarter	7.98	5.97
Second Quarter	6.71	4.93
First Quarter	8.25	5.52

        As of May 16, 2012 there were 3,646 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ Global Select Market was $6.62 per share.

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

        The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2007 and reflects the annual return through March 31, 2012, assuming dividend reinvestment.

        The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Flextronics International Ltd., the S&P 500 Index and Peer Group

*Five year cumulative total return: $100 invested on March 30, 2007 in stock or S&P 500 index, including re-investment of dividends.
Source: Flextronics and Factset Research Systems

	3/07	3/08	3/09	3/10	3/11	3/12
Flextronics International Ltd.	100.00	85.83	26.42	71.66	68.28	66.00
S&P 500	100.00	94.92	58.77	88.02	101.79	110.48
Peer Group	100.00	60.23	31.63	96.46	101.36	110.10

Issuer Purchases of Equity Securities

        The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2012 through March 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - February 3, 2012	9,838,431	$6.04	9,838,431	$153,132,831
February 4 - March 2, 2012	3,211,646	6.99	3,211,646	154,638,473
March 3 - March 31, 2012	1,747,451	6.92	1,747,451	140,992,925

Total	14,797,528		14,797,528

(1)
During the period from January 1, 2012 through March 31, 2012 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On July 18, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding ordinary shares. Repurchases under our share repurchase plans are subject to an aggregate limit of 10% of our ordinary shares outstanding as of our Extraordinary General Meeting held in July 2011. On December 22, 2011, our Board of Directors authorized the repurchase of the remaining balance of ordinary shares outstanding not to exceed the 10% limitation. As of March 31, 2012, we had 20,379,234 shares available to be repurchased under the plans with an approximate dollar value of $141.0 million at an assumed average price of $6.92 per share.

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

	Fiscal Year Ended March 31,
	2012(8)(9)	2011(8)	2010(8)	2009(8)	2008(2)
	(In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA(1):
Net sales	$29,387,656	$28,489,018	$24,009,784	$30,844,316	$27,445,187
Cost of sales	27,870,315	26,903,049	22,705,774	29,423,379	25,882,498
Restructuring charges(3)	—	—	92,458	155,134	405,151

Gross profit	1,517,341	1,585,969	1,211,552	1,265,803	1,157,538
Selling, general and administrative expenses	880,636	804,890	755,064	953,622	779,402
Intangible amortization(4)	55,896	70,913	89,615	135,872	112,317
Goodwill impairment charge(5)	—	—	—	5,949,977	—
Restructuring charges(3)	—	—	15,070	24,651	38,743
Other charges (income), net(6)	(19,963)	6,267	206,895	88,890	44,365
Interest and other expense, net	36,011	75,378	155,654	230,410	141,735

Income (loss) from continuing operations before income taxes	564,761	628,521	(10,746)	(6,117,619)	40,976
Provision for (benefit from) income taxes(7)	54,116	22,176	(35,748)	5,550	704,778

Income (loss) from continuing operations	510,645	606,345	25,002	(6,123,169)	(663,802)
Loss from discontinued operations, net of tax	(21,880)	(10,126)	(6,408)	(12,349)	(17,581)

Net income (loss)	$488,765	$596,219	$18,594	$(6,135,518)	$(681,383)

Diluted earnings (loss) per share:
Continuing operations	$0.70	$0.77	$0.03	$(7.46)	$(0.92)

Discontinued operations	$(0.03)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Total	$0.67	$0.75	$0.02	$(7.47)	$(0.95)

	As of March 31,
	2012	2011	2010	2009	2008(2)
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA(1):
Working capital(9)	$2,246,365	$2,225,268	$1,642,790	$1,526,235	$2,911,922
Total assets(9)	11,033,804	11,633,152	10,642,552	11,316,940	19,523,008
Total long-term debt and capital lease obligations, excluding current portion	2,157,798	2,199,195	1,990,258	2,733,680	3,310,042
Shareholders' equity(9)	2,283,979	2,294,696	1,984,567	1,861,168	8,240,832

(1)
On March 2, 2012, the Company entered into a definitive agreement to sell certain assets of its Vista Point Technologies camera module business. This transaction is expected to close in the first quarter of fiscal 2013 subject to certain closing conditions. The camera modules business represents a separate asset group and the divestiture qualifies as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the statements of operations and the balance sheets for all periods presented.

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

(6)
The net other income in the fiscal year 2012, relates to the sale of certain international entities.

During fiscal year 2011, the Company recognized a $13.2 million loss associated with the early redemption of the 6.25% Senior Subordinated Notes and an $11.7 million loss in connection with the divestiture of certain international entities. Additionally, the Company recognized a gain of $18.6 million associated with a sale of an equity investment that was previously fully impaired.

The Company recognized charges of $199.4 million, $111.5 million and $61.1 million in fiscal years 2010, 2009 and 2008, respectively, for the loss on disposition, other-than-temporary impairment and other related charges on its investments in, and notes receivable from, certain non-publicly traded companies. In fiscal year 2009, the Company recognized a net gain of $22.3 million upon the partial extinguishment of debt.

(7)
The Company recognized non-cash tax expense of $661.3 million during fiscal year 2008, as we determined the recoverability of certain deferred tax assets was no longer more likely than not.

(8)
During the fourth quarter of fiscal 2012, the Company identified certain accounting errors in the statutory-to-U.S. GAAP adjustments at one of its foreign sites that originated in prior annual periods. Management conducted additional procedures and concluded that these errors were isolated to that location. These errors, which primarily understated cost of sales, totaled $10.4 million, $8.0 million and $6.5 million for the fiscal years ended March 31, 2011, 2010 and 2009 respectively, and were corrected by the Company as an out-of-period adjustment in the fourth quarter of fiscal 2012. Management believes the impact of this item, to the fiscal year ended March 31, 2012 and to prior fiscal years presented was not material. As a result of recording these adjustments in the fourth quarter of fiscal 2012, net income for the year ended March 31, 2012 was reduced by $24.9 million ($0.03 per share).

(9)
One of the Company's customers in the concentrated solar photovoltaic market is experiencing significant financial and liquidity difficulties and as a result, the Company incurred $32.0 million of charges related to this customer. Of this charge, the Company classified $4.0 million in cost of sales related to the write-down of inventory, and $28.0 million as selling, general and administrative expenses for provisions for doubtful accounts as of March 31, 2012.

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

OVERVIEW

        We are a leading global provider of vertically-integrated advanced design, manufacturing and services to original equipment manufacturers ("OEMs") of a broad range of electronics products in the following markets: High Reliability Solutions (HRS), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions (HVS), which includes our mobile/smart phone business, consumer electronics, including game consoles and printers, enterprise PC business and our ODM personal computing business which we exited in the third quarter of fiscal 2012; Industrial and Emerging Industries (IEI), which is comprised of our industrial, semiconductor capital equipment and clean technology businesses; and Integrated Network Solutions (INS), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

        Historically, our industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design and manufacturing requirements. We have seen an increase in the penetration of the global OEM manufacturing requirements since the 2001 - 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. In the second half of fiscal 2009, we experienced dramatically deteriorating macroeconomic conditions and demand for our customers' products slowed in all of the industries we serve. This global economic crisis, and related decline in demand for our customers' products, put pressure on certain of our OEM customers' cost structures and caused them to reduce their manufacturing and supply chain outsourcing requirements. Beginning in the second half of fiscal year 2010, we began seeing some positive signs that demand for our OEM customers' end products was improving, and this trend continued through the end of our 2012 fiscal year.

        We use a portfolio management approach to manage our extensive service offering. As our OEM customers change in the way they go to market, we reorganize and rebalance our business portfolio in order to align with our customers and to optimize our operating results. As part of our portfolio management strategy, we expect to decrease the percentage of our revenue from our HVS businesses, which has lower margins, and increase the percentage of our revenue from our more complex and higher margin non-HVS businesses. Our target is to achieve a mix whereby approximately 70% of our revenue is derived from our non-HVS businesses and 30% of our revenue is derived from our HVS businesses. We believe this is an optimal portfolio position for the Company which will result in expanded margins, though resulting in lower overall revenue in the near term as we rebalance. We continue to experience increased revenue in our non-HVS markets through new business opportunities and have accelerated the reduction in our HVS market, a trend that we expect to continue in to fiscal 2013. We also expect to fully reposition assets and capacity in the HVS business in our non-HVS businesses. The objective of our operating model is to allow us to redeploy and reposition our assets and resources across all the markets we serve. In May 2011, due to negative operating margins and performance metrics on certain of our larger customer contracts, we announced that we would be phasing out of our ODM personal computing (PC) business. By the end of fiscal year 2012 we ceased all ODM PC manufacturing operations and certain design activities of ODM related businesses. These businesses generated $1.6 billion in sales and sustained operating losses of approximately $113.1 million in fiscal 2012. We have redeployed the majority of the associated manufacturing and design assets into other parts of our business, which will benefit our future cash flows through reduced capital expenditure requirements.

        Additionally, as a result of the challenges faced by our camera modules business, this business has been performing at below optimal levels for the past several years. On March 2, 2012, the Company entered into a definitive agreement with Tessera Technologies, Inc., and DigitalOptics Corporation (DOC), a wholly-owned subsidiary of Tessera Technologies, in which DOC will acquire certain assets of Flextronics' Vista Point Technologies camera module business, including intellectual property and the China-based manufacturing operations. This transaction is expected to close in the first quarter of fiscal 2013 subject to certain closing conditions. The results of operations and financial position of the divested camera modules business are reported as discontinued operations for all periods presented, and include a $17.0 million charge in fiscal 2012 for the impairment of fixed assets to be disposed in the transaction based on the expected proceeds from the sale.

        With respect to our remaining components businesses, our manufacturing efficiencies and production yields continued to improve and during fiscal year 2012 our component product solution services made progress reducing their aggregate operating losses. We are encouraged by the increased demand for these product solutions and the successful achievement of acceptance in the market, and we remain intensely focused on further improving our manufacturing efficiencies and thus our future margins and profitability.

        We are one of the world's largest manufacturing service providers, with revenues of $29.4 billion in fiscal 2012. We design, build, ship, and service electronics products for our customers through a network of facilities in over 30 countries across four continents. We have established an extensive network of manufacturing facilities in the world's major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. As of March 31, 2012, our total manufacturing capacity was approximately 26.7 million square feet. In fiscal 2012, our net sales in Asia, the Americas and Europe represented approximately 52%, 29% and 19%, respectively, of our total net sales, based on the location of the manufacturing site. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Fiscal Year Ended March 31,
Net sales:	2012	2011	2010
	(In thousands)
China	$11,148,475	$10,744,768	$7,868,517
Mexico	4,005,653	4,241,222	3,664,914
U.S	3,006,713	2,949,804	3,187,045
Malaysia	2,868,990	2,595,174	2,561,913
Hungary	2,123,768	2,343,066	1,807,927
Other	6,234,057	5,614,984	4,919,468

	$29,387,656	$28,489,018	$24,009,784

	Fiscal Year Ended March 31,
Property and equipment, net:	2012	2011
	(In thousands)
China	$847,732	$835,011
Mexico	309,325	341,719
Malaysia	170,990	144,604
U.S	132,950	136,081
Hungary	130,458	157,643
Other	492,693	468,973

	$2,084,148	$2,084,031

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

  •
  the effects on our business due to our customers' products having short product life cycles;

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

        Net revenues for fiscal 2012 increased 3.2% or $0.9 billion to $29.4 billion as we grew in all the major markets we serve except for HVS, which was impacted by decreased sales of mobile handsets to one of our significant customers as we rebalanced our portfolio and our planned exit of its ODM PC business. However, we believe that we finished the year in a healthy financial and competitive position driven in part by the success in our diversified business model. The overall improvement in the macroeconomic environment during fiscal 2012 and the success in booking new product orders for our array of key customers led to increased demand for our OEM customers' end products. The vast majority of our sales growth during the year was organic, as the impact from acquisitions was minimal. Our fiscal 2012 gross profit totaled $1.5 billion, representing a decrease of $68.6 million, or 4.3%, compared to fiscal 2011 driven primarily by an increase in sales of low margin products in the ODM personal computing business that we exited in the third quarter of fiscal 2012. Our income from continuing operations of $510.6 million was lower than the $606.3 million realized in fiscal 2011 primarily reflecting the operating losses sustained from the ODM personal computing business and the $32.0 million we recognized for a financially distressed customer as discussed further below.

        During the fourth quarter of fiscal 2012, the Company identified certain accounting errors in the statutory to US GAAP adjustments at one of its foreign sites that originated in prior interim and annual periods. Management conducted additional procedures and concluded that these errors were isolated to that location. These errors, which primarily understated cost of sales, totaled $0.8 million in the first nine months of fiscal 2012 and $10.4 million and $8.0 million for the fiscal years ended March 31, 2011 and 2010, and were corrected by the Company as an out-of-period adjustment in the fourth quarter of fiscal 2012. This fourth quarter adjustment was partially offset by the correction of an error identified in the fourth quarter fiscal 2012 amounting to $4.2 million related to the provisions for income taxes in the prior fiscal 2012 interim periods. Management believes the impact of these items, both individually and in the aggregate, to the fiscal year ended March 31, 2012 and to prior fiscal and interim periods presented was not material. As a result of recording these adjustments in the fourth quarter, net income for the quarter and year ended March 31, 2012 were reduced by $21.5 million ($0.03 per share) and $24.9 million ($0.03 per share), respectively.

        Subsequent to March 31, 2012, the Company became aware that one of its customers in the concentrated solar photovoltaic market was experiencing significant financial and liquidity difficulties. The Company has been in good faith negotiations with the customer and its primary stakeholders on various out-of-court restructuring alternatives. Based on an evaluation of this customer's specific circumstances through May 25, 2012, including but not limited to, its financing alternatives, business prospects, proposed restructuring alternatives and the possibility of insolvency, the Company determined that its best estimate was that all accounts receivable and inventory related to this customer were unrecoverable and recorded a charge of $32.0 million as of March 31, 2012 related to this customer. Of this charge, the Company classified $4.0 million in cost of sales related to the write-down of inventory and $28.0 million as selling, general and administrative expenses for provisions for doubtful accounts. Based on all information available through March 31, 2012, the Company believed that payment of receivables was reasonably assured at the time of shipment, and accordingly, the Company recorded revenues on sales to the customer.

        Cash provided by operations decreased approximately $53.0 million to $804.3 million for fiscal year 2012 compared with $857.3 million for fiscal year 2011. Working capital increased $250.6 million in fiscal 2012 primarily as a result of a decrease in accounts payable and to a lesser extent from an increase in accounts receivable. Our average net working capital, defined as accounts receivable plus the deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annual sales was approximately 6.2%, 4.5% and 5.0% for the years ended March 31, 2012, 2011 and 2010, respectively. The increase in the percentage for the year ended March 31, 2012 is primarily attributable to the change in our overall portfolio as our mix of business shifted to a lesser percentage of HVS, which historically carries significantly higher inventory turns and customers with contractually faster payment terms. Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $416.3 million for fiscal 2012 compared to $463.5 million for fiscal 2011, primarily due to lesser cash flows from operations partially off-set by lower capital expenditures as we continue to reposition assets from the ODM personal computing business we exited in the December quarter. Cash used in financing activities amounted to $522.2 million during fiscal 2012 and included repurchases of approximately 81.7 million ordinary shares at an aggregate purchase price of $509.8 million.

        Fiscal 2012 was a transformational year and one in which we took further steps to achieve a more diversified portfolio, as evidenced by our exit of the ODM PC business. We continue our focus on diversifying our product portfolio from the high volume low margin HVS market to other markets with a view to improving profitability and we expect these actions to take further effect over the course of fiscal 2013. We believe that this diversified portfolio provides our investors with a more stable and predictable portfolio with longer product lifecycles. We believe that the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services are and will remain strong.

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

  Revenue Recognition

        We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to our consolidated financial statements for the 2012, 2011 and 2010 fiscal years.

        We provide a comprehensive suite of services for our customers that range from contract design services to manufacturing and logistics to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services were less than 10% of our total sales during the 2012, 2011 and 2010 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations.

  Customer Credit Risk

        We have an established customer credit policy through which we manage customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. We perform ongoing credit evaluations of our customers' financial condition and make provisions for doubtful accounts based on the outcome of those credit evaluations. We evaluate the collectability of accounts receivable based on specific customer circumstances, current economic trends, and the age of past due receivables. To the extent we identify exposures as a result of credit or customer evaluations, we also review other customer related exposures, including but not limited to inventory and related contractual obligations.

        Subsequent to March 31, 2012, the Company became aware that one of its customers in the concentrated solar photovoltaic market was experiencing significant financial and liquidity difficulties.

The Company recognized a charge of $32 million in relation to write-off of bad debt and write-down of inventory in connection with this distressed customer. Refer to the overview section for further detail.

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

        Refer to note 12, "Restructuring Charges," of the notes to consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.

  Carrying Value of Long-Lived Assets

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

  Inventory Valuation

        Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We purchase our inventory based on forecasted demand, and we estimate write downs for excess and obsolete inventory based on our regular reviews of inventory quantities on hand, and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers' product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in the liquidity or financial position of our customers and/or changes in economic conditions may require additional write downs for inventories due to our customers' inability to fulfill their contractual obligations with regard to inventory procured to fulfill customer demand.

  Income Taxes

        Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities which will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against deferred tax assets previously recognized, resulting in additional or lesser income tax expense.

        We are regularly subject to tax return audits and examinations by various taxing jurisdictions and around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax position, operating results, financial position and cash flows. Refer to note 11 "Income Taxes" of the notes to consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our tax position.

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

        On March 2, 2012, the Company entered into a definitive agreement to sell certain assets of its Vista Point Technologies camera module business. This transaction is expected to close in the first quarter of fiscal 2013 subject to certain closing conditions. The camera modules business represents a separate asset group and the divestiture qualifies as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the statements of operations and the balance sheets for all periods presented.

	Fiscal Year Ended March 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	94.8	94.4	94.6
Restructuring charges	—	—	0.4

Gross profit	5.2	5.6	5.0
Selling, general and administrative expenses	3.0	2.8	3.1
Intangible amortization	0.2	0.2	0.4
Restructuring charges	—	—	0.1
Other charges (income), net	(0.1)	—	0.9
Interest and other expense, net	0.1	0.3	0.6

Income (loss) from continuing operations before income taxes	2.0	2.3	0.0
Provision for (benefit from) income taxes	0.2	0.1	(0.1)

Income from continuing operations	1.8	2.2	0.1
Discontinued operations:
Loss from discontinued operations, net of tax	(0.1)	—	—

Net income	1.7%	2.2%	0.1%

  Net sales

        Net sales during fiscal year 2012 totaled $29.4 billion, representing an increase of $0.9 billion, or 3.2%, from $28.5 billion during fiscal year 2011. Sales during fiscal year 2012 increased across all of the markets we serve except for HVS consisting of increases of: (i) $0.8 billion or 7.7% in the INS market,

(ii) $0.5 billion or 28.5% in the HRS market, and (iii) $0.1 billion or 1.7% in the IEI market. The increase in sales for our INS market were driven by new program wins with existing customers with products in enterprise data networking and telecommunications infrastructure markets, offset by declining demand from certain customer programs in the server market that were reducing due to the end of the product life cycles or which transitioned to another supplier. The increase in sales for our HRS market were driven primarily from new wins and programs with our larger customers in the automotive, medical equipment and drug delivery markets. The increase in sales for our IEI market was due to new customer wins and new programs with existing customers across this business group primarily with customers serving the clean tech markets offset by reduced demand from our customers serving the capital equipment markets. The increase in net sales for these markets were offset by a $0.5 billion or 4.2% decrease in sales in the HVS market due to a decrease in sales of mobile handsets to one of our significant customers as we rebalance our portfolio, partially offset by an increase in sales through the first nine months of fiscal 2012 to another significant customer in the ODM personal computing business which we exited in the third quarter of fiscal 2012. Net sales increased across all of the geographical regions we serve, consisting of increases of $0.8 billion in Asia, $0.1 billion in the Americas and an insignificant increase in Europe.

        Net sales during fiscal year 2011 totaled $28.5 billion, representing an increase of $4.5 billion, or 18.7%, from $24.0 billion during fiscal year 2010, primarily due to an improved macroeconomic environment that led to increased demand for our OEM customers ends products. Sales during fiscal year 2011 increased across all of the markets we serve, consisting of increases of: (i) $2.4 billion or 24.3% in the HVS market, (ii) $0.9 billion or 30.1% in the IEI market, (iii) $0.7 billion or 7.2% in the INS market and (iv) $0.5 billion or 34.8% in the HRS market. These increases were driven by increased sales from almost all of our major customers combined with new customer wins and new program wins with existing customers. Net sales increased across all of the geographical regions we serve, consisting of increases of $3.1 billion in Asia, $0.8 billion in Europe and $0.6 billion in the Americas.

        The following table sets forth net sales by market:

	Fiscal Year Ended March 31,
Market:	2012	2011	2010
	(In thousands)
High Velocity Solutions	$11,645,211	$12,156,933	$9,777,024
Integrated Network Solutions	11,358,401	10,547,049	9,835,871
Industrial & Emerging Industries	3,989,717	3,921,226	3,014,573
High Reliability Solutions	2,394,327	1,863,810	1,382,316

	$29,387,656	$28,489,018	$24,009,784

        Our ten largest customers during fiscal years 2012, 2011, and 2010 accounted for approximately 55%, 52% and 47% of net sales, respectively, with Hewlett-Packard (HP) and Research In Motion (RIM) each accounting for greater than 10% of our net sales during fiscal 2012. During fiscal year 2011 RIM accounted for greater than 10% of net sales and during fiscal year 2010 HP accounted for greater than 10% of net sales.

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

        Gross profit during fiscal year 2012 decreased $68.6 million to $1.5 billion from $1.6 billion during fiscal year 2011. Gross margin decreased to 5.2% of net sales in fiscal year 2012 as compared with 5.6% of net sales in fiscal 2011. The decreases in gross profit and gross margin were primarily attributable to a higher mix of low-margin products principally associated with the increase in sales of products in the ODM personal computing business during the first nine months of fiscal 2012, which are included in the HVS market which we exited in the third quarter of fiscal 2012. These businesses sustained gross losses of approximately $38.2 million in fiscal 2012. Fiscal 2012 cost of sales also includes the impact of adjustments made to correct certain accounting errors identified and recorded as out of period adjustments during the fourth quarter of fiscal 2012 as discussed in the Overview section. These out-of period adjustments amounted to approximately $23.9 million and resulted in increased cost of sales in the fourth quarter of fiscal 2012. In addition, gross margins were negatively impacted by unfavorable manufacturing costs associated with the exit of our ODM related businesses and costs incurred for right-sizing activities at various locations.

        Gross profit during fiscal year 2011 increased $374.4 million to $1.6 billion from $1.2 billion during fiscal year 2010. Gross margin increased to 5.6% of net sales in fiscal year 2011 as compared with 5.0% of net sales in fiscal 2010. The 60 basis point year over year increase in gross margin was primarily attributable to increased net sales resulting in better utilization of our capacity and absorption of our fixed costs, and in part, due to cost reduction and operational efficiency benefits related to prior years' restructuring activities. We did not incur restructuring charges during fiscal year 2011 compared to restructuring costs of $92.4 million in fiscal 2010.

  Restructuring charges

        We have essentially completed all activities associated with previously announced plans and the remaining restructuring accrual as at March 31, 2012 was not significant. Additionally, there were no changes to any of the previously announced plans during fiscal 2012. While we incur severance, asset impairment charges and other facilities charges as a result of changes in our customer mix on an ongoing basis, such individual actions were not considered material to be separately disclosed as restructuring charges, and are included in either cost of sales or selling, general and administrative expenses, as appropriate. The amount of accrued liabilities related to these actions at March 31, 2012 was not significant.

        We recognized restructuring charges of approximately $107.5 million during fiscal year 2010 as part of our restructuring plans previously announced in March 2009 in order to rationalize our global manufacturing capacity and infrastructure in response to weakened macroeconomic conditions. The costs associated with these restructuring activities included employee severance, costs related to owned and leased facilities and equipment that is no longer in use and is to be disposed of, and other costs associated with the exit of certain contractual arrangements due to facility closures. We classified approximately $92.4 million of these charges as cost of sales and approximately $15.1 million of these charges as selling, general and administrative expenses during fiscal year 2010. The charges recognized by reportable geographic region amounted to $45.1 million, $37.3 million and $25.1 million for Asia, Europe and the Americas, respectively. Approximately $43.1 million of these restructuring charges were non-cash. As of March 31, 2012, accrued severance and facility closure costs related to restructuring charges incurred during fiscal year 2010 and prior were approximately $12.7 million, of which $9.2 million was classified as current.

        Refer to note 12, "Restructuring Charges," of the notes to consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.

  Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, totaled $880.6 million or 3.0% of net sales, during fiscal year 2012, compared to $804.9 million, or 2.8% of net sales, during fiscal year 2011. The increases in SG&A in dollars and as a percentage of net sales were primarily attributable to the $28.0 million in bad debt expense we recognized in connection with the financial distress currently experienced by one of our customers, and severance costs and other asset impairment costs associated with the exit of our ODM related businesses during the December quarter.

        Selling, general and administrative expenses, or SG&A, totaled $804.9 million or 2.8% of net sales, during fiscal year 2011, compared to $755.1 million, or 3.1% of net sales, during fiscal year 2010. The increase in absolute dollars was primarily the result of increased compensation expense due to increased headcount in various corporate support activities, such as information technology and supply chain management, necessary to support the growth of our operations. Further, we realized increased costs associated with research, development and engineering activities as we continued to make investments to meet the needs of our customers. The overall decrease in SG&A as a percentage of sales during fiscal year 2011 was primarily due to our significant increase in sales as we were able to leverage our SG&A percentage down.

  Intangible amortization

        Amortization of intangible assets in fiscal year 2012 decreased by $15.0 million to $55.9 million from $70.9 million in fiscal year 2011. The reduction in expense was primarily due to certain assets becoming fully amortized and the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.

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

  Other charges (income), net

        During fiscal 2012, the Company recognized a net gain of $20.0 million, in connection with the sale of certain international entities.

        During fiscal 2011, we recognized charges totaling $6.3 million, consisting of a $13.2 million loss associated with the early redemption of our 6.25% Senior Subordinated Notes, and an $11.7 million loss in connection with the divestiture of certain international entities, offset by a gain of $18.6 million associated with the sale of an equity investment that was previously fully impaired.

        During fiscal 2010, we sold our entire interest in one of our non-majority owned investments and related note receivable for cash of approximately $252.5 million, and recognized an impairment charge associated with this sale amounting to $107.4 million in the first quarter of fiscal 2010. We also recognized charges totaling approximately $92.0 million during the second quarter of fiscal 2010 associated with the other-than-temporary impairment of our notes receivable from one affiliate and an equity investment in another affiliate. Deterioration in the business prospects, cash flow expectations, and increased liability concerns of the affiliate and the equity investment resulted in the impairment of the carrying value to the estimated recoverable value.

  Interest and other expense, net

        Interest and other expense, net was $36.0 million during fiscal 2012, compared to $75.4 million during fiscal 2011, a decrease of $39.4 million. The decrease in net expense was primarily due to a $39.2 million reduction in net interest expense principally from the expiration of interest rate swaps in January 2011, which had fixed rates greater than the floating rates underlying our borrowing arrangements and to a lesser extent to the refinancing of $542.1 million of certain subordinated notes during fiscal 2011 with our lower rate revolving credit facility and Asia term loans. Gains on foreign exchange transactions increased $6.5 million during fiscal year 2012 as we continue to benefit from certain cross-border foreign currency transactions and the revaluation of RMB denominated net asset positions for our U.S. functional currency sites based in China. There can be no assurance that further gains from cross-border foreign exchange settlements in China will be available.

        Interest and other expense, net was $75.4 million during fiscal 2011, compared to $155.7 million during fiscal 2010, a decrease of $80.3 million. The decrease in expense was the result of reduced debt levels as we redeemed $542.1 million of certain subordinated notes during the fiscal year. Further reduction in interest expense was due to lower interest rates as a result of $847.0 million in fixed rate debt. This decrease in interest expense was partially offset by interest expense on $160.0 million borrowed under our revolving lines of credit and $379.0 million borrowed under our Asia term loans. In addition, we recognized approximately $9.2 million of income during fiscal 2011 from foreign exchange gains.

  Income taxes

        Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were 9.6%, 3.5% and 332.7% for the fiscal years 2012, 2011 and 2010. The effective rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carry forwards, income tax credits, previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as because of the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, and Singapore. We generate most of our revenues and profits from operations outside of Singapore. The effective tax rate for fiscal year 2012 varies from the effective rates for fiscal years 2011 and 2010 primarily as a result of changes in valuation allowances and liabilities for uncertain tax positions which are recorded on a discrete, quarterly basis.

        We are regularly subject to tax return audits and examinations by various taxing jurisdictions and around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax position, operating results, financial position and cash flows.

        See note 11, "Income Taxes," of the notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" for further discussion.

  Discontinued Operations

        Consistent with our strategy to evaluate the strategic and financial contributions of each of our operations and to focus on the primary growth objectives in the Company's core vertically-integrated manufacturing business activities, on March 2, 2012, we entered into a definitive agreement with Tessera Technologies, Inc., and DigitalOptics Corporation (DOC), a wholly-owned subsidiary of Tessera Technologies. Under the terms of the definitive agreement, DOC will acquire certain assets of Flextronics' Vista Point Technologies camera module business, including intellectual property and the China-based manufacturing operations for a total estimated consideration of $23.0 million, subject to certain working capital adjustments. This transaction is expected to close in the first quarter of fiscal 2013 subject to certain closing conditions.

        The divestiture of the camera modules business qualifies as a discontinued operation, and accordingly, we have reported the results of operations and financial position of this business in discontinued operations within the statements of operations and the balance sheets for all periods presented.

        The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Net sales	$82,632	$190,907	$100,949
Cost of sales	100,167	191,950	94,959
Restructuring charges	—	—	33

Gross profit (loss)	(17,535)	(1,043)	5,957
Selling, general and administrative expenses	5,859	11,459	12,037
Interest and other expense (income), net	32	422	(51)

Loss before income taxes	(23,426)	(12,924)	(6,029)
Provision for (benefit from) income taxes	(1,546)	(2,798)	379

Net loss of discontinued operations	$(21,880)	$(10,126)	$(6,408)

        Net sales in fiscal 2012 decreased as we decelerated operations while evaluating strategic alternatives for the business and due to the end of certain product life cycles. The increase in net loss during fiscal 2012 is primarily attributable to a $17.0 million charge for impairment of fixed assets that will be sold in the transaction based on expected proceeds from the sale. The impairment charge is included in cost of sales.

        Net sales in fiscal 2011 increased primarily due to an increase in demand for camera modules sub-assemblies from one of our more significant customers. The sudden and significant increase in volume resulted in manufacturing inefficiencies and poor production yields resulting in a $1.0 million gross loss during fiscal year 2011, which further translated into a $3.7 million increase in net losses primarily due to the fixed nature of certain SG&A expenses that remained consistent with prior year, as compared with fiscal year 2010 after the benefit from income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2012, the Company had cash and cash equivalents of $1.5 billion and bank and other borrowings of $2.2 billion. The Company has a $1.5 billion revolving credit facility, under which we had $140.0 million in borrowings outstanding as of March 31, 2012, which is included in the $2.2 billion of borrowings above.

        Our cash balances are held in numerous locations throughout the world. As of March 31, 2012, substantially all of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $570.0 million as of March 31, 2012). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

  Fiscal Year 2012

        Cash provided by operating activities was $804.3 million during fiscal year 2012, which resulted primarily from $488.8 million of net income for the period and $539.1 million of non-cash earnings adjustment items such as depreciation, amortization, impairment charges and stock-based compensation expense. Offsetting these cash generating activities was $250.7 million of increased working capital. Our working capital accounts increased primarily due to a decrease of $750.2 million in accounts payable and a $97.9 million increase in accounts receivable, which was partially offset by a decrease in inventory of $301.1 million principally due to the deceleration of sales in our HVS market, and an increase in deferred revenues of $260.0 million. The decrease in accounts payable is principally related to the decrease in inventory and timing of supplier payments.

        Cash used in investing activities during fiscal year 2012 was $481.4 million. This resulted primarily from $388.0 million in capital expenditures for equipment, net of proceeds on sales, and $92.3 million paid for three acquisitions completed during the year together with contingent consideration and deferred purchase price payments related to prior period acquisitions.

        Cash used in financing activities amounted to $522.2 million during fiscal year 2012, which was primarily attributable to the repurchase of approximately 81.7 million shares for an aggregate purchase price of approximately $509.8 million. During fiscal year 2012 we also repaid $20.0 million of debt outstanding on the Company's $2.0 billion revolving credit facility. As discussed further below, on October 19, 2011, the Company entered into a five-year $2.0 billion credit facility, which replaced the Company's $2.0 billion revolving credit facility, and refinanced one tranche of the Company's $1.7 billion Term Loan Agreement dated October 1, 2007. We paid $9.4 million of debt issuance costs associated with this new facility, which are reflected as financing outflows and will be amortized as a component of interest expense through October 2016.

  Fiscal Year 2011

        Cash provided by operating activities was $857.3 million during fiscal year 2011, which resulted primarily from $596.2 million of net income for the period and $475.7 million of non-cash earnings adjustment items such as depreciation, amortization, impairment charges, and stock-based compensation expense. Offsetting these cash generating activities was $221.5 million of increased working capital. Our working capital accounts increased primarily due to an increase of $664.7 million in inventories as a result of our increased production and anticipated growth, and an increase of $390.4 million in other current assets primarily attributable to $324.6 million in our deferred purchase price receivable associated with our receivables sales, which were partially offset by increases in accounts payable of $609.9 million and other current liabilities of $155.2 million, primarily driven by the timing of purchases and cash payments.

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

  Fiscal Year 2010

        Cash provided by operating activities was $798.9 million during fiscal year 2010. This resulted primarily from $18.6 million of net income for the period before adjustments to include approximately $736.4 million of non-cash items such as depreciation, amortization, impairment charges, non-cash interest income, and stock-based compensation expense. Our working capital accounts increased $169.5 million on a net basis, primarily as a result of increased business volume as both accounts receivable and accounts payable increased. The reduction in other current and noncurrent liabilities was primarily due to lower continued payout of prior obligations and accrued obligations related to acquisitions, restructuring charges and financing charges.

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

  Key Liquidity Metrics

  Free Cash flow

        We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was $416.3 million, $463.5 million and $622.5 million for fiscal years 2012, 2011 and 2010, respectively.

  Cash Conversion Cycle

Fiscal Year Ended March 31,
	2012	2011	2010
Days in trade accounts receivable	45 days	42 days	40 days
Days in inventory	52 days	50 days	46 days
Days in accounts payable	70 days	73 days	72 days
Cash conversion cycle	27 days	19 days	14 days

        Days in trade accounts receivable was calculated as the average accounts receivable for the current and prior quarter, excluding the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the fiscal year ended March 31, 2012, days in trade accounts receivable increased by 3 days to 45 days compared to the fiscal year ended March 31, 2011 primarily as a result of the decline in sales in the HVS market that contained lower payment terms. Non-cash accounts receivable sales or deferred purchase price receivables included in trade receivables were $514.9 million, $460.0 million and $135.4 million for the years ended March 31, 2012, 2011 and 2010, respectively. Deferred purchase price receivables were recorded in other current assets in the consolidated balance sheets.

        Days in inventory was calculated as the average inventory for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended March 31, 2012, days in inventory increased 2 days compared to the fiscal year ended March 31, 2011 directly due to a decrease in inventory turns. Our inventory turns were negatively impacted by the decline in sales in the HVS market which carry significantly higher inventory turns than our corporate average inventory turns.

        Days in accounts payable was calculated as the average accounts payable for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended March 31, 2012, days in accounts payable decreased 3 days to 70 days compared to the fiscal year ended March 31, 2011 primarily due to the reduction of inventory in our fourth quarter and timing of supplier payments.

        Our cash conversion cycle was calculated as days in trade receivables plus days in inventory, minus days in accounts payable and is a measure of how efficient we are at managing our working capital. For the fiscal year ended March 31, 2012, our cash conversion cycle increased 8 days to 27 days as compared with the fiscal year ended March 31, 2011 due to the factors affecting each of the components in the calculation discussed above.

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

        Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also sell designated pools of trade receivables under asset-backed securitization ("ABS") programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. During fiscal years 2012, 2011 and 2010 we received approximately $4.7 billion, $2.4 billion and $2.8 billion, respectively from sales of receivables under our ABS programs, and $2.0 billion, $2.5 billion and $1.2 billion, respectively from other sales of receivables. As of March 31, 2012 and 2011, we sold receivables for cash totaling $667.3 million and $654.7 million, respectively, under all our accounts receivable sales programs, which are not included in our consolidated balance sheets.

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

        On July 22, 2011, our shareholders approved the repurchase of up to 10% of our ordinary shares outstanding on the date of our 2011 Extraordinary General Meeting, which repurchases are subject to Board of Directors approval. Our Board of Directors approved share repurchase plans in July 2011 and December 2011, pursuant to which we are authorized to repurchase approximately 73 million shares until our next Extraordinary General Meeting to be held during 2012. During the 2012 fiscal year, the Company repurchased approximately 81.7 million shares for an aggregate purchase price of approximately $509.8 million. Of the 81.7 million shares, approximately 29.0 million shares were repurchased under the prior shareholder purchase mandate. As of March 31, 2012, approximately 20.4 million shares were available to be repurchased under the plans.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        On October 19, 2011, the Company entered into a five-year $2.0 billion credit facility ("New Credit Facility") consisting of a $1.5 billion revolving credit facility ("New Revolving Credit Facility") and a $500 million term loan ("New Term Loan"), which expires in October 2016. The New Revolving Credit Facility replaced the Company's previous $2.0 billion revolving credit facility, which was due to mature in May 2012. The New Term Loan refinanced one tranche of the Company's $1.7 billion Term Loan dated October 1, 2007.

        As of March 31, 2012, there was $140.0 million of borrowings outstanding under the New Revolving Credit Facility. The New Credit Facility requires that we maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined. As of March 31, 2012, we were in compliance with the covenants under the credit facility.

        We and certain of our subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $290.6 million in the aggregate under which there were approximately $4.6 million of borrowings outstanding as of March 31, 2012.

        We have approximately $1.7 billion of borrowings outstanding under our term loan facilities as of March 31, 2012, including the New Term Loan discussed above. Of these amounts, approximately $1.2 billion matures in October 2014, and the remainder matures in October 2016. The portion of the term loan facility that matures in October 2014 amortizes in quarterly installments in an amount equal to 1% per annum. The New Term Loan which matures in October 2016 is repayable in quarterly installments of $6.3 million through September 2013 and $9.4 million per quarter thereafter. Both of these term loan facilities require that we maintain a maximum ratio of total indebtedness to EBITDA, and as of March 31, 2012, we were in compliance with these covenants.

        We have approximately $377.0 million of borrowings outstanding under the Asia term loans as of March 31, 2012. These term loans mature in September 2013 and February 2014. Borrowings under the Asia term loans bear interest at LIBOR plus margins ranging between 2.15% and 2.30% and we paid non-refundable fees of $2.4 million at the inception of the loans.

        Refer to the discussion in note 6, "Bank Borrowings and Long-Term Debt" of the notes to consolidated financial statements for further details of the Company's debt obligations.

        We have purchase obligations that arise in the normal course of business, primarily consisting of binding purchase orders for inventory related items and capital expenditures. Additionally, we have leased certain of our property and equipment under capital lease commitments, and certain of our facilities and equipment under operating lease commitments.

        Future payments due under our purchase obligations, debt including capital leases and related interest obligations and operating lease contracts are as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In thousands)
Contractual Obligations:
Purchase obligations	$2,609,992	$2,609,992	$—	$—	$—
Long-term debt and capital lease obligations	2,200,265	42,696	1,616,086	536,905	4,578
Interest on long-term debt obligations	145,334	54,505	76,100	14,271	458
Operating leases, net of subleases	554,407	142,912	185,996	105,868	119,631

Total contractual obligations	$5,509,998	$2,850,105	$1,878,182	$657,044	$124,667

        Interest on the $1.2 billion outstanding under our term loan facility that matures in October 2014 is based at our option on either (i) the base rate (the greater of the agent's prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. Interest on the New Credit Facility, under which, as of March 31, 2012, we had $487.5 million outstanding under our New Term Loan and $140.0 million outstanding under the New Revolving Credit Facility is based at our option on, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.25% and 2.25%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.25% and 1.25%, based on the Company's credit rating. Interest on the $377.0 million outstanding under our Asia term loans accrues at LIBOR plus 2.15% to 2.30%. Finally, our variable rate debt also includes demand notes and certain variable lines of credit. These credit lines are located throughout the world and variable interest is generally based on a spread over that country's inter-bank offering rate. Interest expense in the table above is estimated based on LIBOR as of March 31, 2012.

        We have excluded $166.4 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic cash settlements with the respective taxing authorities. See note 11, "Income Taxes" of the notes to consolidated financial statements for further details.

        Our purchase obligations can fluctuate significantly from period-to-period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

        We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. The fair value of our deferred purchase price receivable was approximately $514.9 million as of March 31, 2012. For further information see note 8 of our notes to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

        Refer to note 2, "Summary of Accounting Policies" of the notes to the consolidated financial statements for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments with maturities of three months or less from original dates of purchase. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to 20% of the issuer's or fund's total assets measured at the time of purchase or $10.0 million, whichever is greater. We protect our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2012, the outstanding amount in the investment portfolio was $0.3 billion, comprised mainly of money market funds with an average return of 3.13%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

        We had variable rate debt outstanding of approximately $2.2 billion as of March 31, 2012. Variable rate debt obligations primarily consisted of borrowings under our term loan and revolving credit facilities. Interest on the $1.2 billion outstanding under our term loan facility that matures in October 2014 is based at our option on either (i) the base rate (the greater of the agent's prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. Interest on the New Credit Facility, under which we had as of March 31, 2012 $487.5 million outstanding under our New Term Loan and $140.0 million outstanding under the New Revolving Credit Facility is based at our option on either (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.25% and 2.25%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.25% and 1.25%, based on the Company's credit rating. Interest on the $377.0 million outstanding under our Asia term loans accrues at LIBOR plus 2.15% to 2.30%. Finally, our variable rate debt also includes demand notes and certain variable lines of credit. These credit lines are located throughout the world and variable interest is generally based on a spread over that country's inter-bank offering rate.

        Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily due to the current low interest rates a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

        As of March 31, 2012, the approximate fair value of our debt outstanding under our term loan facility that matures in October 2014 was 99.4%, of the face value of the debt obligation, and the fair value of debt outstanding under our New Term Loan was 99.0% of the face value of the debt obligation, based on broker trading prices. Our Asia term loans are not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximate those of the term loan facilities described above, we estimate the respective fair values would be approximately the same as the respective term loan facilities.

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

        We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward and swap contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution were not material. The gains and losses on forward and swap contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency forward and swap contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2012 amounted to $2.7 billion and the recorded fair values of the associated asset and/or liability were not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle primarily in Brazilian real, British pound, Canadian dollar, China renminbi, Danish kroner, Euro, Hungarian forint, Israeli shekel, Japanese yen, Malaysian ringgit, Mexican peso, Singapore dollar, and U.S. dollar.

        Based on our overall currency rate exposures as of March 31, 2012, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

        We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 25, 2012

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2012	2011
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,518,329	$1,748,471
Accounts receivable, net of allowance for doubtful accounts of $39,279 and $13,388 as of March 31, 2012 and 2011, respectively	2,602,159	2,571,912
Inventories	3,308,070	3,517,026
Current assets of discontinued operations	5,086	96,901
Other current assets	1,100,906	1,119,889

Total current assets	8,534,550	9,054,199
Property and equipment, net	2,084,148	2,084,031
Goodwill and other intangible assets, net	170,924	213,083
Long-term assets of discontinued operations	22,671	57,032
Other assets	221,511	224,807

Total assets	$11,033,804	$11,633,152

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$42,467	$21,179
Accounts payable	4,305,735	5,003,185
Accrued payroll	347,144	376,693
Current liabilities of discontinued operations	8,244	87,279
Other current liabilities	1,584,595	1,340,595

Total current liabilities	6,288,185	6,828,931
Long-term debt and capital lease obligations, net of current portion	2,157,798	2,199,195
Other liabilities	303,842	310,330
Commitments and contingencies (Note 10)
Shareholders' equity
Ordinary shares, no par value; 733,979,527 and 830,745,010 issued, and 683,740,173 and 756,993,938 outstanding as of March 31, 2012 and 2011, respectively	8,292,370	8,865,556
Treasury stock, at cost; 50,239,355 and 73,751,072 shares as of March 31, 2012 and 2011, respectively	(388,215)	(523,110)
Accumulated deficit	(5,579,739)	(6,068,504)
Accumulated other comprehensive income (loss)	(40,437)	20,754

Total shareholders' equity	2,283,979	2,294,696

Total liabilities and shareholders' equity	$11,033,804	$11,633,152

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net sales	$29,387,656	$28,489,018	$24,009,784
Cost of sales	27,870,315	26,903,049	22,705,774
Restructuring charges	—	—	92,458

Gross profit	1,517,341	1,585,969	1,211,552
Selling, general and administrative expenses	880,636	804,890	755,064
Intangible amortization	55,896	70,913	89,615
Restructuring charges	—	—	15,070
Other charges (income), net	(19,963)	6,267	206,895
Interest and other expense, net	36,011	75,378	155,654

Income (loss) from continuing operations before income taxes	564,761	628,521	(10,746)
Provision for (benefit from) income taxes	54,116	22,176	(35,748)

Income from continuing operations	510,645	606,345	25,002
Loss from discontinued operations, net of tax	(21,880)	(10,126)	(6,408)

Net income	$488,765	$596,219	$18,594

Earnings per share:
Income from continuing operations:
Basic	$0.71	$0.78	$0.03

Diluted	$0.70	$0.77	$0.03

Loss from discontinued operations:
Basic	$(0.03)	$(0.01)	$(0.01)

Diluted	$(0.03)	$(0.01)	$(0.01)

Net income:
Basic	$0.68	$0.77	$0.02

Diluted	$0.67	$0.75	$0.02

Weighted-average shares used in computing per share amounts:
Basic	716,247	777,315	811,677

Diluted	727,807	790,192	821,112

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Net income	$488,765	$596,219	$18,594
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(53,616)	12,883	16,409
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(7,575)	23,276	25,635

Comprehensive income	$427,574	$632,378	$60,638

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares
				Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Retained Earnings (Deficit)		Total Shareholders' Equity
	(In thousands)
BALANCE AT MARCH 31, 2009	809,633	$8,601,934	$(6,683,317)	$(57,449)	$1,861,168
Exercise of stock options	2,497	6,026	—	—	6,026
Issuance of vested shares under share bonus awards	1,299	—	—	—	—
Net income	—	—	18,594	—	18,594
Stock-based compensation, net of tax	—	56,735	—	—	56,735
Unrealized gain on derivative instruments and other, net of taxes	—	—	—	25,635	25,635
Foreign currency translation	—	—	—	16,409	16,409

BALANCE AT MARCH 31, 2010	813,429	8,664,695	(6,664,723)	(15,405)	1,984,567
Repurchase of ordinary shares at cost	(65,411)	(400,400)	—	—	(400,400)
Exercise of stock options	6,217	23,299	—	—	23,299
Issuance of vested shares under share bonus awards	2,759	—	—	—	—
Net income	—	—	596,219	—	596,219
Stock-based compensation, net of tax	—	54,852	—	—	54,852
Unrealized gain on derivative instruments and other, net of tax	—	—	—	23,276	23,276
Foreign currency translation	—	—	—	12,883	12,883

BALANCE AT MARCH 31, 2011	756,994	8,342,446	(6,068,504)	20,754	2,294,696
Repurchase of ordinary shares at cost	(81,688)	(509,800)	—	—	(509,800)
Exercise of stock options	5,879	23,055	—	—	23,055
Issuance of vested shares under share bonus awards	2,555	—	—	—	—
Net income	—	—	488,765	—	488,765
Stock-based compensation, net of tax	—	48,454	—	—	48,454
Unrealized loss on derivative instruments and other, net of tax	—	—	—	(7,575)	(7,575)
Foreign currency translation	—	—	—	(53,616)	(53,616)

BALANCE AT MARCH 31, 2012	683,740	$7,904,155	$(5,579,739)	$(40,437)	$2,283,979

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$488,765	$596,219	$18,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	521,923	471,668	707,530
Provision for doubtful accounts	30,330	4,043	44,066
Non-cash other income and expenses	(33,563)	2,831	36,583
Stock-based compensation	48,454	55,237	56,474
Deferred income taxes and other non-cash income taxes	(1,022)	(51,198)	(108,272)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30,249)	26,519	(121,194)
Inventories	301,053	(664,738)	141,754
Other current and noncurrent assets	29,683	(337,057)	19,189
Accounts payable	(750,169)	609,868	413,053
Other current and noncurrent liabilities	199,063	143,952	(408,861)

Net cash provided by operating activities	804,268	857,344	798,916

Cash flows from investing activities:
Purchases of property and equipment	(437,191)	(470,702)	(234,517)
Proceeds from the disposition of property and equipment	49,187	76,833	58,054
Acquisition of businesses, net of cash acquired	(92,257)	(16,966)	(75,901)
Proceeds from divestitures of operations, net	1,398	625	—
Other investments and notes receivable, net	(2,501)	(3,031)	260,188

Net cash provided by (used in) investing activities	(481,364)	(413,241)	7,824

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	2,833,704	3,471,494	792,856
Repayments of bank borrowings and long-term debt	(2,389,121)	(3,420,594)	(1,002,668)
Payments for early repurchase of long-term debt	(480,000)	(315,495)	(509,486)
Payments for repurchases of ordinary shares	(509,800)	(400,400)	—
Proceeds from exercise of stock options	23,055	23,299	6,026

Net cash used in financing activities	(522,162)	(641,696)	(713,272)

Effect of exchange rates on cash	(30,884)	18,508	12,202

Net change in cash and cash equivalents	(230,142)	(179,085)	105,670
Cash and cash equivalents, beginning of year	1,748,471	1,927,556	1,821,886

Cash and cash equivalents, end of year	$1,518,329	$1,748,471	$1,927,556

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY

        Flextronics International Ltd. ("Flextronics" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized leading provider of advanced design and manufacturing services to original equipment manufacturers ("OEMs") of a broad range of products in the following businesses: data networking, telecom; mobile communication devices; Electronics Manufacturing computing; consumer electronics; industrial, semiconductor capital equipment, clean technology, aerospace and defense, white goods; automotive, and medical devices. The Company's strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain services through which the Company can design, build, ship and service a complete packaged product for its OEM customers. OEM customers leverage the Company's services to meet their product requirements throughout the entire product life cycle.

        The Company's service offerings include rigid and flexible printed circuit board fabrication, systems assembly and manufacturing (including enclosures, testing services, materials procurement and inventory management), logistics, after-sales services (including product repair, warranty services, re-manufacturing and maintenance) and multiple component product offerings. Additionally, the Company provides a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers.

2. SUMMARY OF ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

        The Company's third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year. The first fiscal quarter ended on July 1, 2011, July 2, 2010 and July 3, 2009, respectively and the second fiscal quarter ended on September 30, 2011, October 1, 2010 and October 2, 2009, respectively. Amounts included in the consolidated financial statements are expressed in U.S. dollars unless otherwise designated.

        The accompanying consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. As of March 31, 2012 and 2011, the noncontrolling interest was not material. The associated noncontrolling owners' interest in the income or losses of these companies has not been material to the Company's results of operations for any of the periods presented, and has been classified within interest and other expense, net, in the consolidated statements of operations.

        On March 2, 2012, the Company entered into a definitive agreement with Tessera Technologies, Inc., and DigitalOptics Corporation (DOC), a wholly-owned subsidiary of Tessera Technologies. Under the terms of the definitive agreement DOC will acquire certain assets of Flextronics' Vista Point Technologies camera module business, including intellectual property and the China-based manufacturing operations. In accordance with the accounting guidance, the camera modules business represent a separate asset group and the divestiture qualifies as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the statements of operations and the balance sheets for all periods presented.

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

  Translation of Foreign Currencies

        The financial position and results of operations for certain of the Company's subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries' financial statements are reported as a separate component of shareholders' equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and re-measurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results. Non-functional currency transaction gains and losses, and re-measurement adjustments were not material to the Company's consolidated results of operations for any of the periods presented, and have been classified as a component of interest and other expense, net in the consolidated statements of operations.

  Revenue Recognition

        The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. The Company makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to the consolidated financial statements for any of the periods presented.

        The Company provides services for its customers that range from contract design to original product design to repair services. For contract design services the customer purchases engineering and development services on a time and materials basis. For original product design services the Company

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

develops products to be offered for sale by OEM customers under the OEM's brand name. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Net sales for services were less than 10% of the Company's total sales in the 2012, 2011 and 2010 fiscal years, and accordingly, are included in net sales in the consolidated statements of operations. The Company recognized research and development costs related to its Original Design Manufacturing ("ODM ") personal computing business of $78.9 million, $46.5 million and $13.3 million for the years ended March 31, 2012, 2011 and 2010, respectively. Research and development activities related to ODM personal computing had ceased by the end of fiscal year 2012.

  Customer Credit Risk

        The Company has an established customer credit policy, through which it manages customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. The Company performs ongoing credit evaluations of its customers' financial condition and makes provisions for doubtful accounts based on the outcome of those credit evaluations. The Company evaluates the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent the Company identifies exposures as a result of credit or customer evaluations, the Company also reviews other customer related exposures, including but not limited to inventory and related contractual obligations. Subsequent to March 31, 2012 the Company became aware that one of its customers in the concentrated solar photovoltaic market was experiencing significant financial and liquidity difficulties. As a result, the Company recorded certain charges related to bad debt expenses and write-down of inventory as of March 31, 2012. Refer to note 19 "Subsequent Event", for further details.

  Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash and cash equivalents, investments, and derivative instruments.

        The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2012, 2011 and 2010:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2010	$29,020	$44,066	$(59,923)	$13,163
Year ended March 31, 2011	$13,163	$4,043	$(3,818)	$13,388
Year ended March 31, 2012(1)(2)	$13,388	$30,330	$(4,439)	$39,279

(1)
Deductions/write-offs amount for fiscal year 2012 includes $3.9 million, which was previously reserved and the underlying accounts receivable balance was reclassified to non-current assets in fiscal year 2012, which is carried net of its specific reserve.

(2)
Included in amounts charged to costs and expenses in fiscal 2012 is an amount of $28.0 million related to a distressed customer. Refer to note 19 "Subsequent Event" for further details.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        Two customers accounted for approximately 11% and 10%, respectively of the Company's net sales in fiscal 2012. One of these customers accounted for approximately 11% of the Company's net sales in fiscal years 2011 and the other customer accounted for 10% of net sales of the Company in fiscal year 2010. The Company's ten largest customers accounted for approximately 55%, 52% and 47% of its net sales, in fiscal years 2012, 2011 and 2010, respectively. As of March 31, 2012 and 2011, no single customer accounted for greater than 10% of the Company's total accounts receivable.

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

        The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To manage counterparty risk, the Company limits its derivative transactions to those with recognized financial institutions. See additional discussion of derivatives at note 7 to the consolidated financial statements.

  Cash and Cash Equivalents

        All highly liquid investments with maturities of three months or less from original dates of purchase are carried at cost, which approximates fair market value, and are considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking accounts, money market funds and time deposits.

        Cash and cash equivalents consisted of the following:

	As of March 31,
	2012	2011
	(In thousands)
Cash and bank balances	$1,174,423	$1,372,711
Money market funds and time deposits	343,906	375,760

	$1,518,329	$1,748,471

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

  Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of March 31,
	2012	2011
	(In thousands)
Raw materials	$1,950,181	$2,260,262
Work-in-progress	537,240	574,728
Finished goods	820,649	682,036

	$3,308,070	$3,517,026

  Property and Equipment, Net

        Property and equipment are stated at cost. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which are amortized over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following:

		As of March 31,
	Depreciable Life (In Years)
		2012	2011
		(In thousands)
Machinery and equipment	3-10	$2,673,941	$2,445,969
Buildings	30	1,027,050	1,019,970
Leasehold improvements	up to 30	291,635	279,888
Furniture, fixtures, computer equipment and software	3-7	374,472	372,282
Land	—	126,314	134,187
Construction-in-progress	—	87,727	102,016

		4,581,139	4,354,312
Accumulated depreciation and amortization		(2,496,991)	(2,270,281)

Property and equipment, net		$2,084,148	$2,084,031

        Total depreciation expense associated with property and equipment amounted to approximately $412.2 million, $389.4 million and $372.6 million in fiscal years 2012, 2011 and 2010, respectively. Property and equipment excludes assets no longer in use and held for sale as a result of restructuring activities, as discussed in note 9 or divested operations as discussed in note 18 to the consolidated financial statements.

        The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Refer to note 12, "Restructuring Charges" for a discussion of impairment charges recorded in fiscal year 2010 and note 18, "Discontinued Operations" for a discussion of impairment charges recorded in fiscal year 2012.

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

  Goodwill and Other Intangible Assets

        Goodwill is tested for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. The Company has one reporting unit: EMS. If the recorded value of the assets, including goodwill, and liabilities ("net book value") of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. The Company completed its annual impairment test during its fourth quarter of fiscal year

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

2012 and determined that no impairment existed as of the date of the impairment test. The fair value of the reporting unit exceeded the carrying value.

        The following table summarizes the activity in the Company's goodwill account during fiscal years 2012 and 2011:

	As of March 31,
	2012	2011
	(In thousands)
Balance, beginning of the year, net of accumulated impairment of $5,949,977	$93,207	$84,360
Additions(1)	8,607	7,119
Purchase accounting adjustments and reclassification to other intangibles(2)	601	1,170
Foreign currency translation adjustments	(745)	558

Balance, end of period, net of accumulated impairment of $5,949,977	$101,670	$93,207

(1)
For fiscal years 2012 and 2011, additions were attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. Refer to the discussion of the Company's acquisitions in note 15, "Business and Asset Acquisitions and Divestitures."

(2)
Includes adjustments and reclassifications resulting from management's review and finalization of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition, based on management's estimates and were not individually, nor in the aggregate, significant to the Company.

        The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of the year ended March 31, 2012 and concluded that such amounts continued to be recoverable.

        Intangible assets are comprised of customer-related intangible assets, which primarily include contractual agreements and customer relationships; and licenses and other intangible assets, which is primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Generally customer-related intangible assets are amortized on an accelerated method based on expected cash flows, generally over a period of up to eight years, and licenses and other intangible assets generally over a period of up to seven years. No residual value is estimated for any intangible assets. During fiscal years 2012 and 2011, the Company did not have any material additions to intangible assets. The fair value of the Company's intangible assets purchased through business

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

combinations is principally determined based on management's estimates of cash flow and recoverability. The components of acquired intangible assets are as follows:

	As of March 31, 2012			As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer-related intangibles	$276,681	$(221,238)	$55,443	$378,412	$(283,732)	$94,680
Licenses and other intangibles	22,740	(8,929)	13,811	44,915	(19,719)	25,196

Total	$299,421	$(230,167)	$69,254	$423,327	$(303,451)	$119,876

        The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized, which is the primary reason for the periodic decrease in the gross carrying amount and accumulated amortization of intangible assets. Total intangible asset amortization expense recognized during fiscal years 2012, 2011 and 2010 was $55.9 million, $70.9 million and $89.6 million, respectively. As of March 31, 2012, the weighted-average remaining useful lives of the Company's intangible assets were approximately 1.8 years and 3.0 years for customer-related intangibles, and licenses and other intangible assets, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2013	$30,785
2014	20,155
2015	10,144
2016	4,809
2017	1,961
Thereafter	1,400

Total amortization expense	$69,254

  Derivative Instruments and Hedging Activities

        All derivative instruments are recognized on the consolidated balance sheets at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is tested monthly using a regression analysis of the change in the spot currency rates and the change in the present value of the spot currency rates. The spot currency rates are discounted to present value using functional currency LIBOR rates over the maximum length of the hedge period. The effective portion of changes in the fair value of the derivative instrument (excluding time value) is recognized in shareholders' equity as a separate component of accumulated other comprehensive income (loss), and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective and excluded portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Additional information is included in note 7 to the consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

  Other Current Assets / Other Assets

        Other current assets includes approximately $514.9 million and $460.0 million as of March 31, 2012 and 2011, respectively for the deferred purchase price receivable from our Global and North American Asset-Backed Securitization programs. See note 8 for additional information regarding the Company's participation in its trade receivables securitization programs.

        The Company has certain equity investments in, and notes receivable from, non-publicly traded companies and an equity investment in a publicly traded company, which are included within other assets in the Company's consolidated balance sheets. Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20% but less than 50%, or has the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. The Company monitors these investments for impairment indicators and makes appropriate reductions in carrying values as required. Fair values of these investments, when required, are estimated using unobservable inputs, primarily discounted cash flow projections.

        As of March 31, 2012 and 2011, the Company's equity investments in non-majority owned companies totaled $38.6 million and $34.0 million, respectively. The equity in the earnings or losses of the Company's equity method investments were not material to the consolidated results of operations for any period presented in these consolidated financial statements.

        During fiscal 2011, the Company recognized a gain of approximately $18.6 million, associated with the sale of an equity investment that was previously fully impaired, which is included in other charges (income), net in the consolidated statements of operations.

        During fiscal 2010, the Company recognized impairment charges related to the Company's equity investments and notes receivable amounting to approximately $199.4 million, which are included in other charges (income), net in the consolidated statements of operations.

  Other Current Liabilities

        Other current liabilities includes deferred revenue amounting to $329.6 million and $110.1 million and customer working capital advances amounting to $326.6 million and $296.3 million as of March 31, 2012 and 2011, respectively.

  Restructuring Charges

        The Company recognizes restructuring charges related to its plans to close or consolidate excess manufacturing and administrative facilities. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.

        The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company's actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See note 12 for additional information regarding restructuring charges.

  Recent Accounting Pronouncements

        In December 2011, the FASB issued guidance which requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements, including rights of setoff associated with the entity's recognized financial assets and liabilities, on the entity's financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (IFRS), which are subject to different offsetting models. The disclosures will be limited to financial instruments (and derivatives) subject to enforceable master netting arrangements or similar agreements. Similar agreements include derivative clearing agreements, global master repurchase agreements, and global master securities lending agreements. Financial instruments and transactions that will be subject to the disclosure requirements may include derivatives, repurchase and reverse repurchase agreements, and securities lending and borrowing arrangements. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The guidance is effective for the Company beginning in fiscal 2014. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

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

        In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with IFRS. The amended guidance modifies the measurement of fair value, clarifies verbiage, and changes disclosure or other requirements in US GAAP and IFRS. The guidance was effective for the Company as of January 1, 2012 and did not have a material impact on the Company's consolidated balance sheets, statements of operations, cash flows and shareholders' equity.

        In October 2009, the FASB issued amendments to the accounting and disclosure requirements for revenue recognition. These amendments modify the criteria for recognizing revenue in multiple element arrangements. The Company adopted the provisions of this guidance prospectively to new or materially modified arrangements beginning April 1, 2011. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION

  Equity Compensation Plans

        During fiscal year 2012, the Company granted equity compensation awards under the 2010 Equity Incentive Plan (the "2010 Plan"). As of March 31, 2012, the Company had approximately 51.7 million shares available for grants under the 2010 Plan. Options issued to employees under the 2010 Plan generally vest over four years and expire seven years from the date of grant. Options granted to non-employee directors expire five years from the date of grant.

        The exercise price of options granted to employees is determined by the Company's Board of Directors or the Compensation Committee and may not be less than the closing price of the Company's ordinary shares on the date of grant.

        The Company also grants share bonus awards under its equity compensation plan. Share bonus awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. Share bonus awards generally vest in installments over a three to five year period and unvested share bonus awards are forfeited upon termination of employment. Vesting for certain share bonus awards is contingent upon both service and market conditions.

  Share-Based Compensation Expense

        The following table summarizes the Company's share-based compensation expense:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Cost of sales	$7,446	$10,249	$10,847
Selling, general and administrative expenses	41,008	44,988	45,627

Total share-based compensation expense	$48,454	$55,237	$56,474

        As required by the authoritative guidance for stock-based compensation, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual forfeitures. Total share-based compensation capitalized as part of inventory during the fiscal years ended March 31, 2012 and 2011 was not material.

        As of March 31, 2012, the total unrecognized compensation cost related to unvested share options granted to employees under the Company's equity compensation plans was approximately $6.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.7 years and will be adjusted for estimated forfeitures. As of March 31, 2012, the total unrecognized compensation cost related to unvested share bonus awards granted to employees was approximately $63.7 million, net of estimated forfeitures. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for estimated forfeitures. Approximately $10.7 million of the unrecognized compensation cost, net of forfeitures, is related to share bonus awards granted to certain key employees whereby vesting is contingent on meeting a certain market condition.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

        Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as financing cash flows. During fiscal years 2012, 2011 and 2010, the Company did not recognize any excess tax benefits as a financing cash inflow.

  Determining Fair Value

        Valuation and Amortization Method—The Company estimates the fair value of share options granted using the Black-Scholes valuation method and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of share bonus awards granted, other than those awards with a market condition, is the closing price of the Company's ordinary shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period. For share bonus awards whereby vesting is contingent on meeting certain market conditions, the fair value is determined using a Monte Carlo simulation.

        Expected Term—The Company's expected term used in the Black-Scholes valuation method represents the period that the Company's share options are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share options, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share options.

        Expected Volatility—The Company's expected volatility used in the Black-Scholes valuation method is derived from a combination of implied volatility related to publicly traded options to purchase Flextronics ordinary shares and historical variability in the Company's periodic share price.

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

        The fair value of the Company's share options granted to employees for fiscal years 2012, 2011 and 2010, other than those granted in connection with the option exchange in fiscal year 2010 and those with market criteria discussed below, was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2012	2011	2010
Expected term	4.1 years	4.1 years	4.5 years
Expected volatility	46.9%	46.9%	53.8%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	1.1%	1.6%	1.3%
Weighted-average fair value	$2.57	$2.80	$2.75

        Options granted during the 2012, 2011 and 2010 fiscal years had contractual lives of seven years.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

  Share-Based Awards Activity

        The following is a summary of option activity for the Company's equity compensation plans, ("Price" reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2012		2011		2010
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of fiscal year	53,942,458	$7.61	62,868,569	$7.16	81,927,879	$9.13
Granted	599,800	6.80	2,063,748	7.21	869,600	6.17
Granted under option exchange program	—	—	—	—	16,867,452	5.57
Exercised	(5,879,405)	3.92	(6,215,867)	7.44	(2,496,254)	6.54
Forfeited	(4,729,193)	10.45	(4,773,992)	6.55	(6,376,879)	9.50
Cancelled under option exchange program	—	—	—	—	(27,923,229)	11.85

Outstanding, end of fiscal year	43,933,660	$7.78	53,942,458	$7.61	62,868,569	$7.16

Options exercisable, end of fiscal year	37,021,049	$8.44	34,237,404	$9.23	24,989,665	$10.71

        On August 11, 2009, the Company granted approximately 16.9 million replacement options with an exercise price of $5.57 and a contractual life of 7 years in exchange for approximately 27.9 million existing share options at an exchange ratio commensurate to the surrendered option's exercise price. The weighted average vesting period of the replacement options was approximately 1.6 years. The exchange was accounted for as a modification of the existing option awards tendered in the exchange. The resulting expense was insignificant and recognized primarily through fiscal year 2011.

        The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise for options exercised in-the-money) under the Company's equity compensation plans was $17.1 million, $22.9 million and $10.3 million during fiscal years 2012, 2011 and 2010, respectively.

        Cash received from option exercises was $23.1 million, $23.3 million and $6.0 million for fiscal years 2012, 2011 and 2010, respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

        The following table presents the composition of options outstanding and exercisable as of March 31, 2012:

	Options Outstanding
		Weighted Average Remaining Contractual Life (In Years)		Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding		Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 1.94 - $ 2.26	10,670,434	3.72	$2.19	6,645,256	$2.18
$ 3.39 - $ 5.75	9,504,083	4.34	5.55	8,454,974	5.56
$ 5.87 - $ 7.07	1,141,567	3.21	6.27	721,828	6.16
$ 7.08 - $10.59	11,701,167	2.64	9.60	10,282,582	9.75
$10.67 - $11.41	1,255,412	3.81	11.20	1,255,412	11.20
$11.53 - $13.98	6,979,385	2.87	12.24	6,979,385	12.24
$14.34 - $23.02	2,681,612	1.94	17.43	2,681,612	17.43

$ 1.94 - $23.02	43,933,660	3.31	$7.78	37,021,049	$8.44

Options vested and expected to vest	43,668,229	3.30	$7.79

        As of March 31, 2012, the aggregate intrinsic value for options outstanding, options vested and expected to vest (which includes adjustments for expected forfeitures), and options exercisable were $70.7 million, $70.2 million and $48.3 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2012 for the approximately 21.6 million options that were in-the-money at March 31, 2012. As of March 31, 2012, the weighted average remaining contractual life for options exercisable was 3.14 years.

        The following table summarizes the Company's share bonus award activity ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2012		2011		2010
	Shares	Price	Shares	Price	Shares	Price
Unvested share bonus awards outstanding, beginning of fiscal year	13,801,942	$8.04	8,801,609	$10.31	10,456,905	$10.31
Granted	9,213,456	6.78	9,739,375	7.01	523,229	7.08
Vested	(2,555,165)	9.34	(2,758,593)	10.37	(1,299,357)	8.98
Forfeited	(4,494,965)	8.60	(1,980,449)	9.74	(879,168)	10.40

Unvested share bonus awards outstanding, end of fiscal year	15,965,268	$6.91	13,801,942	$8.04	8,801,609	$10.31

        Of the 16.0 million unvested share bonus awards outstanding as of the year ended March 31, 2012, approximately 2.3 million represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting a certain market condition. The number of shares that ultimately will vest are based on a measurement of Flextronics' total shareholder return against the

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

Standard and Poor's ("S&P") 500 Composite Index and will vest over a period of four years. Of the 2.3 million awards that were outstanding as of the year ended March 31, 2012, 1.3 million were granted in fiscal 2012 at an estimated average grant-date fair value of $7.78 per share and 1.0 million were granted in fiscal 2011 at an average grant-date fair value of $7.32 per share. The actual number of shares to be issued for the 2012 grants can range from zero to 1.9 million and zero to 1.5 million for the 2011 grants.

        The total intrinsic value of share bonus awards vested under the Company's equity compensation plans was $17.7 million, $19.6 million and $7.0 million during fiscal years 2012, 2011and 2010, respectively, based on the closing price of the Company's ordinary shares on the date vested.

4. EARNINGS PER SHARE

        Basic earnings per share for both continuing and discontinued operations exclude dilution and are computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.

        Diluted earnings per share for both continuing and discontinued operations reflect the potential dilution from stock options, share bonus awards and convertible securities. The potential dilution from stock options exercisable into ordinary share equivalents and share bonus awards was computed using the treasury stock method based on the average fair market value of the Company's ordinary shares for the period. The potential dilution from the conversion spread (excess of conversion value over face value) of the Subordinated Notes convertible into ordinary share equivalents was calculated as the quotient of the conversion spread and the average fair market value of the Company's ordinary shares for the period.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. EARNINGS PER SHARE (Continued)

        The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income from continuing and discontinued operations per share:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Basic earnings from continuing and discontinued operations per share:
Income from continuing operations	$510,645	$606,345	$25,002
Loss from discontinued operations	(21,880)	(10,126)	(6,408)
Shares used in computation:
Weighted-average ordinary shares outstanding	716,247	777,315	811,677

Basic earnings from continuing operations per share	$0.71	$0.78	$0.03
Basic loss from discontinued operations per share	$(0.03)	$(0.01)	$(0.01)
Diluted earnings from continuing operations per share:
Income from continuing operations	$510,645	$606,345	$25,002
Loss from discontinued operations	(21,880)	(10,126)	(6,408)
Shares used in computation:
Weighted-average ordinary shares outstanding	716,247	777,315	811,677
Weighted-average ordinary share equivalents from stock options and awards(1)	11,560	12,877	9,435
Weighted-average ordinary shares and ordinary share equivalents outstanding(2)	727,807	790,192	821,112

Diluted earnings from continuing operations per share	$0.70	$0.77	$0.03

Diluted loss from discontinued operations per share	$(0.03)	$(0.01)	$(0.01)

(1)
Ordinary share equivalents of approximately 24.2 million, 25.5 million and 38.1 million shares to purchase stock options during fiscal years 2012, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company's ordinary shares during the respective periods.

(2)
On August 2, 2010 the Company paid approximately $240.0 million to redeem its 1% Convertible Subordinated Notes upon maturity. The notes carried conversion provisions to issue shares to settle any conversion spread (excess of the conversion value over the conversion price) in stock. The conversion price was $15.525 per share (subject to certain adjustments). On the maturity date, the Company's stock price was less than the conversion spread, and therefore no shares were issued. For the year ended March 31, 2011, the conversion obligation was less than the principal portion of these notes and accordingly, no additional shares were included as ordinary share equivalents.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SUPPLEMENTAL CASH FLOW DISCLOSURES

        The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Net cash paid for:
Interest	$42,067	$83,133	$126,327
Income taxes	$66,013	$77,690	$89,973
Non-cash investing activity:
Accounts payable for fixed assets purchases	$63,671	$73,036	$67,876

        For the year ended March 31, 2011, approximately $266.1 million of proceeds from bank borrowings and repayment of bank borrowings, related to certain short-term facilities, were previously reflected on a gross basis in the consolidated statements of cash flows. These amounts should have been reflected on a net basis in "Repayment of bank borrowings and long-term debt" and have been corrected in the accompanying consolidated statement of cash flows. The correction had no net impact on total cash used in financing activities.

6. BANK BORROWINGS AND LONG-TERM DEBT

        Bank borrowings and long-term debt are as follows:

	As of March 31,
	2012	2011
	(In thousands)
Term Loan, including current portion, due in installments through October 2014	$1,179,595	$1,674,435
New Term Loan, including current portion, due in installments through October 2016	487,500	—
Asia Term Loans	377,000	379,000
Outstanding under revolving line of credit	140,000	160,000
Other	4,578	6,437

	2,188,673	2,219,872
Current portion	(39,340)	(20,930)

Non-current portion	$2,149,333	$2,198,942

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

        Maturities for the Company's long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2013	$39,340
2014	418,590
2015	1,192,415
2016	37,500
2017	496,250
Thereafter	4,578

Total	$2,188,673

        Capital lease obligations of $11.6 million and $0.5 million, consisting of short-term obligations of $3.1 million and $0.2 million and long term obligations of $8.5 million and $0.3 million are included in current and non-current liabilities on the Company's balance sheets as of March 31, 2012 and 2011, respectively.

  Term Loan Agreement

        The Company entered into a $1.8 billion term loan facility, dated as of October 1, 2007, and subsequently amended as of December 28, 2007 (the "Term Loan Agreement").

        During fiscal year ended March 31, 2008, the Company borrowed $1.7 billion under the Term Loan Agreement. Of this amount, $500.0 million was scheduled to mature in October 2012 and the remainder is scheduled to mature in October 2014. The loan amortizes in quarterly installments in an amount equal to 1% per annum with the balance due at the end of the fifth or seventh year, as applicable. The Company may prepay the loans at any time at 100% of par plus accrued and unpaid interest and reimbursement of the lender's redeployment costs. On October 19, 2011, the Company repaid $480 million which was the outstanding portion of the $500.0 million due to mature in October 2012. Borrowings under the Term Loan Agreement bear interest, at the Company's option, either at (i) the base rate (the greater of the agent's prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%.

        The Term Loan Agreement is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. The Term Loan Agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA, during the term of the Term Loan Agreement. Borrowings under the Term Loan Agreement are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2012, the Company was in compliance with the covenants under the Term Loan Agreement.

  New Term Loan Agreement and Revolving Line of Credit

        On October 19, 2011, the Company entered into a five-year $2.0 billion credit facility ("New Credit Facility") consisting of a $1.5 billion revolving credit facility ("New Revolving Credit Facility") and a $500 million term loan ("New Term Loan"), which expires in October 2016. The New Revolving

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

Credit Facility replaced the Company's previous $2.0 billion revolving credit facility, which was due to mature in May 2012. The New Term Loan refinanced the outstanding amount of the $500.0 million tranche of the Company's $1.7 billion Term Loan. Borrowings under the New Credit Facility bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.25% and 2.25%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.25% and 1.25%, based on the Company's credit rating. The Company is required to pay a quarterly commitment fee ranging between 0.20% and 0.45% per annum on the daily unused amount of the New Revolving Credit Facility based on the Company's credit rating.

        The New Credit Facility is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. The New Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2012, the Company was in compliance with the covenants under the New Credit Facility.

  Asia Term Loans

        On September 27, 2010, the Company entered into a $50.0 million term loan agreement with a bank based in Asia, which matures on September 27, 2013. Borrowings under the term loan bear interest at LIBOR plus 2.30%. The Company, at its election, may convert the loan (in whole or in part) to bear interest at the higher of the Federal Funds rate plus 0.50% or the prime rate plus, in each case 1.00%. Principal payments of $500,000 are due quarterly with the balance due on the maturity date. The Company has the right to prepay any part of the loan without penalty. Borrowings under the term loan agreement are guaranteed by certain subsidiaries of the Company.

        On September 28, 2010, the Company entered into a $130.0 million term loan facility with a bank in Asia, which matures on September 28, 2013. Borrowings under the facility bear interest at LIBOR plus a margin of 2.15%, and the Company paid a non-refundable fee of $1.4 million at the inception of the loan. The Company has the right to prepay any part of the loan without penalty.

        On February 17, 2011, the Company entered into a $200.0 million term loan facility with a bank in Asia, which matures on February 17, 2014. Borrowings under the facility bear interest at LIBOR plus a margin of 2.28%, and the Company paid a non-refundable fee of $1.0 million at the inception of the loan. The Company has the right to prepay any part of the loan without penalty.

        The Asia Term Loans are unsecured, and contain customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. The Asia Term Loans also require the Company maintain a maximum ratio of total indebtedness to EBITDA during the terms of the agreements. As of March 31, 2012, the Company was in compliance with the covenants under these facilities.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

  Other Credit Lines

        The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $290.6 million in the aggregate. While there were no borrowings outstanding under these facilities as of March 31, 2012 approximately $1.6 million of borrowings were outstanding as of March 31, 2011 under these facilities. These facilities, lines of credit and other loans bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin, and generally have maturities that expired on various dates throughout fiscal year 2012. The credit facilities are unsecured and the lines of credit and other loans are primarily secured by accounts receivable.

  Redemption of 1% Convertible Subordinated Notes

        During August 2010, the Company paid $240.0 million to redeem its 1% Convertible Subordinated Notes at par upon maturity plus accrued interest. These notes carried conversion provisions to issue shares to settle any conversion spread (excess of conversion value over the conversion price) in stock. On the maturity date, the Company's stock price was less than the conversion price, and therefore no ordinary shares were issued.

  Tender and Redemption of 6.5% Senior Subordinated Notes

        During June 2009, the Company paid approximately $101.8 million to purchase an aggregate principal amount of $99.8 million of these Notes in a cash tender offer. The cash paid included $2.3 million in consent fees paid to holders of the Notes that were tendered but not purchased as well as to holders that consented but did not tender, which were capitalized and were being recognized as a component of interest expense over the remaining life of the Notes until the redemption noted below. The Company recognized a $2.3 million loss during fiscal year 2010 associated with the partial extinguishment of the Notes, which included approximately $2.6 million for transaction costs and the write-down of related debt issuance costs. In conjunction with the tender offer, the Company obtained consents to certain amendments to the restricted payments covenants and certain related definitions in the indenture under which the Notes were issued. The amendments permitted the Company greater flexibility to purchase or make other payments in respect of its equity securities and debt that was subordinated to the Notes and to make certain other restricted payments under the indenture.

        On March 19, 2010, the Company paid approximately $306.3 million to redeem the remaining aggregate principal balance of $299.8 million of these notes at a redemption price of 102.167% of the principal amount. The Company recognized a loss associated with the early redemption of the notes of approximately $10.5 million during the fiscal year ended March 31, 2010, consisting of the redemption price premium of approximately $6.5 million, and approximately $4.0 million for transaction costs and the write-off of unamortized debt costs. The loss is recorded in other charges (income), net in the consolidated statements of operations.

  Tender and Redemption of 6.25% Senior Subordinated Notes

        During June 2009, the Company paid approximately $101.3 million to purchase an aggregate principal amount of $99.9 million of these Notes in a cash tender offer. The cash paid included $6.5 million in consent fees paid to holders of the Notes that were tendered but not purchased as well as to holders that consented but did not tender, which were capitalized and are being recognized as a

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

component of interest expense over the remaining life of the Notes. The Company recognized a $2.3 million gain during fiscal year 2010 associated with the partial extinguishment of the Notes, net of approximately $2.7 million for transaction costs and the write-down of related debt issuance costs.

        During December 2010, the Company paid approximately $308.5 million to redeem the remaining aggregate principal balance of $302.2 million of these notes at a redemption price of 102.083% of the principal amount. The Company recognized a loss associated with the early redemption of the notes of approximately $13.2 million during the fiscal year ended March 31, 2011, consisting of the redemption price premium of approximately $6.3 million, and approximately $6.9 million primarily for the write-off of the unamortized debt issuance costs. The loss is recorded in other charges (income), net in the consolidated statement of operations.

7. FINANCIAL INSTRUMENTS

  Foreign Currency Contracts

        The Company transacts business in various foreign countries and is therefore, exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and monetary assets and liabilities denominated in non-functional currencies. The Company has established risk management programs to protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The Company tries to maintain a partial or fully hedged position for certain transaction exposures, which are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The Company enters into short-term foreign currency forward and swap contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. Gains and losses on the Company's forward and swap contracts are designed to offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these forward and swap contracts is minimized since the contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution were not material.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCIAL INSTRUMENTS (Continued)

        As of March 31, 2012, the aggregate notional amount of the Company's outstanding foreign currency forward and swap contracts was $2.7 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,967,800	—	$312,067	$—
EUR	17,279	14,740	22,923	19,562
HUF	15,333,000	—	69,239	—
ILS	158,600	—	42,497	—
MXN	1,213,400	—	94,665	—
MYR	320,600	—	104,515	—
SGD	41,500	—	32,973	—
Other	N/A	N/A	58,002	780

			736,881	20,342
Other Forward/Swap Contracts
BRL	83,700	132,800	45,863	72,767
CAD	41,726	126,289	42,060	127,291
EUR	278,567	172,574	369,351	228,768
GBP	13,821	36,476	21,859	57,909
HKD	217,372	7,270	27,995	936
HUF	11,828,500	11,063,300	53,414	49,958
JPY	5,616,969	3,665,958	68,302	45,315
MXN	660,665	181,150	51,543	14,133
MYR	180,091	10,740	58,709	3,501
SEK	2,380,931	569,235	357,353	85,283
Other	N/A	N/A	95,940	55,689

			1,192,389	741,550

Total Notional Contract Value in USD			$1,929,270	$761,892

        As of March 31, 2012 and 2011, the fair value of the Company's short-term foreign currency contracts was not material and included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in non-functional currencies and are not accounted for as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other expense, net in the consolidated statements of operations. As of March 31, 2012 and 2011, the Company also has included net deferred gains and losses, respectively, in other comprehensive income (loss), a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred losses as of March 31, 2012 are expected to be recognized as a component of cost of sales in the consolidated statement of operations primarily over the next twelve month period. The gains and losses recognized in earnings due to hedge

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCIAL INSTRUMENTS (Continued)

ineffectiveness were not material for all fiscal years presented and are included as a component of interest and other expense, net in the consolidated statements of operations.

        The following table presents the fair value of the Company's derivative instruments located on the consolidated balance sheets utilized for foreign currency risk management purposes at March 31, 2012 and 2011:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2012	March 31, 2011	Balance Sheet Location	March 31, 2012	March 31, 2011
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$10,105	$19,579	Other current liabilities	$1,905	$778
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$10,894	$4,492	Other current liabilities	$6,200	$6,122

8. TRADE RECEIVABLES SECURITIZATION

        The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.

Asset-Backed Securitization Programs

        The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the "Global Program") and its North American Asset-Backed Securitization Agreement (the "North American Program," collectively, the "ABS Programs") to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entity to the unaffiliated financial institutions effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits by the financial institutions are $500.0 million for the Global Program and $300.0 million for the North American Program and require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

        The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.5% to 1.00% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2012, 2011 and 2010 were not material and are

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. TRADE RECEIVABLES SECURITIZATION (Continued)

included in interest and other expense, net within the consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

        Effective April 1, 2010, the Company adopted two new accounting standards, the first of which removed the concept of a qualifying special purpose entity and created more stringent conditions for reporting the transfer of a financial asset as a sale. The second standard amended the consolidation guidance for determining the primary beneficiary of a variable interest entity. As a result of the adoption of the second standard, the Company was deemed to be the primary beneficiary of the special purpose entity to which the pool of trade receivables was sold under the Global Program and, as such, was required to consolidate the special purpose entity; the Company had previously been consolidating the special purpose entity under the North American Program. The North American Program was amended effective April 1, 2010 and the Global Program was amended effective September 29, 2010 in each case to provide for the sale by the special purpose entities of 100% of the eligible receivables to the unaffiliated financial institutions; previously the special purpose entities had retained a partial interest in the sold receivables. Upon adoption of these standards, the balance of receivables sold for cash under the Global Program as of April 1, 2010, totaling $217.1 million, was recorded as accounts receivable and short-term bank borrowings in the opening balance sheet of fiscal 2011. Upon collection of these receivables the Company recorded cash from operations offset by repayments of bank borrowings from financing activities in the consolidated statements of cash flows during the year ended March 31, 2011. As of March 31, 2012 and 2011, the accounts receivable balances that were sold under the ABS Programs were removed from the consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the consolidated statements of cash flows.

        Although the Company still consolidates the special purpose entities, as a result of the amendments to the North American Program effective April 1, 2010 and the Global Program on September 29, 2010, all of the receivables sold to the unaffiliated financial institutions for cash are removed from the consolidated balance sheet and the cash received is no longer accounted for as a secured borrowing. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction.

        As of March 31, 2012, approximately $1.1 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $556.8 million and deferred purchase price receivables of approximately $514.9 million. As of March 31, 2011, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $545.0 million and deferred purchase price receivables of approximately $460.0 million. The deferred purchase price receivables are included in other current assets as of March 31, 2012 and 2011, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other expense, net in the consolidated statements of operations; such

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. TRADE RECEIVABLES SECURITIZATION (Continued)

amounts were $10.9 million, $8.0 million and $7.8 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

        For the fiscal years ended March 31, 2012, 2011 and 2010, cash flows from sales of receivables under the ABS Programs consisted of approximately $4.7 billion, $2.4 billion and $2.8 billion, respectively for transfers of receivables (of which approximately $0.6 billion, $0.6 billion and $1.0 billion, respectively represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

        The following table summarizes the activity in the deferred purchase price receivables account during the fiscal years ended March 31, 2012 and 2011:

	As of March 31,
	2012	2011
	(In thousands)
Beginning balance	$459,994	$135,401
Transfers of receivables	4,922,541	3,107,510
Collections	(4,867,640)	(2,782,917)

Ending balance	$514,895	$459,994

Trade Accounts Receivable Sale Programs

        The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $110.5 million and $109.7 million as of March 31, 2012 and 2011, respectively. For the years ended March 31, 2012, 2011 and 2010, total accounts receivables sold to certain third party banking institutions was approximately $2.0 billion, $2.5 billion and $1.2 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and were reflected as cash provided by operating activities in the consolidated statements of cash flows.

9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

        Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability. The accounting guidance for fair value establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

        Level 1—Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

        The Company has deferred compensation plans for its officers and certain other employees. Deferred amounts under the plans are invested in hypothetical investments selected by the participant

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

or the participant's investment manager. The Company's deferred compensation plan assets are included in other noncurrent assets on the consolidated balance sheets and include investments in equity securities and mutual funds that are valued using active market prices.

        The Company values available for sale investments using level 1 inputs which are active market trading prices.

        Level 2—Applies to assets or liabilities for which there are inputs other than quoted prices included within level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

        The Company values foreign exchange forward contracts using level 2 observable inputs which primarily consist of an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

        The Company's cash equivalents are comprised of bank deposits and money market funds, which are valued using level 2 inputs, such as interest rates and maturity periods. Due to their short-term nature, their carrying amount approximates fair value.

        The Company's deferred compensation plan assets also include money market funds, mutual funds, corporate and government bonds and certain convertible securities that are valued using prices obtained from various pricing sources. These sources price these investments using certain market indices and the performance of these investments in relation to these indices. As a result, the Company has classified these investments as level 2 in the fair value hierarchy.

        Level 3—Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

        The Company values deferred purchase price receivables relating to its Asset-Backed Securitization Program based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor and due to its high credit quality and short term maturity their fair value approximates carrying value. Significant increases in either of the significant unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates but is insignificant. The interrelationship between these inputs is insignificant.

        There were no transfers between levels in the fair value hierarchy during the fiscal years 2012 and 2011.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and 2011:

	Fair Value Measurements as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$343,906	$—	$343,906
Deferred purchase price receivable (Note 8)	—	—	514,895	514,895
Foreign exchange forward contracts (Note 7)	—	20,999	—	20,999
Available for sale investments (Note 2)	5,994	—	—	5,994
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	3,411	54,241	—	57,652
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(8,105)	$—	$(8,105)

	Fair Value Measurements as of March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$375,760	$—	$375,760
Deferred purchase price receivable (Note 8)	—	—	459,994	459,994
Foreign exchange forward contracts (Note 7)	—	24,071	—	24,071
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	2,816	53,847	—	56,663
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(6,900)	$—	$(6,900)

        There were no transfers between levels in the fair value hierarchy during the twelve month periods ended March 31, 2012 and 2011. Refer to note 8, "Trade Receivable Securitization", for a reconciliation of the changes in the deferred purchase price receivable.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

Other financial instruments

        The following table presents the Company's liabilities not carried at fair value as at March 31, 2012 and 2011:

	As of March 31, 2012		As of March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)		(In thousands)
Revolving credit facility	$140,000	$140,000	$160,000	$160,000	Level 2
Term loan dated October 1, 2007	1,179,595	1,171,959	1,674,435	1,662,714	Level 1
Term loan dated October 19, 2011	487,500	482,625	—	—	Level 1
Asia term loans	377,000	374,394	379,000	376,347	Level 2

Total	$2,184,095	$2,168,978	$2,213,435	$2,199,061

        Revolving credit facility—The carrying amount approximates fair value due to the short term nature of the interest rates underlying any borrowings under this facility, though the facility itself is available to the Company on a long term basis.

        Term loans dated October 1, 2007 and October 19, 2011—The term loans are valued based on broker trading prices in active markets.

        Asia term loans—The Company's Asia Term Loans are not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximate those of the Term Loan Agreements dated October 1, 2007, and October 19, 2011, management estimates the respective trading prices would be approximately the same.

Assets held for sale

        As of March 31, 2012 and 2011, assets that were no longer in use and held for sale totaled approximately $16.7 million and $27.1 million, respectively, excluding assets that have been identified as relating to discontinued operations discussed further in note 18. The assets held for sale primarily represent manufacturing facilities that have been closed as part of the Company's historical facility consolidations. These assets are recorded at the lesser of carrying value or fair value, which is based on comparable sales from prevailing market data (level two inputs). There were no material fair value adjustments during fiscal years 2012 and 2011. There were no transfers between levels in the fair value hierarchy for these assets during the fiscal years 2012 and 2011.

10. COMMITMENTS AND CONTINGENCIES

Commitments

        As of March 31, 2012 and 2011, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under capital leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

non-cancelable operating leases. These operating leases expire in various years through 2028 and require the following minimum lease payments:

Fiscal Year Ending March 31,	Operating Lease
(In thousands)
2013	$142,912
2014	112,680
2015	73,316
2016	56,862
2017	49,006
Thereafter	119,631

Total minimum lease payments	$554,407

        Total rent expense amounted to $160.5 million, $153.2 million, and $143.2 million in fiscal years 2012, 2011 and 2010, respectively.

Litigation and other legal matters

        From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We defend ourselves vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in its consolidated balance sheet, would not be material to the financial statements as a whole.

11. INCOME TAXES

        The domestic (Singapore) and foreign components of income before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Domestic	$186,855	$231,209	$86,411
Foreign	377,906	397,312	(97,157)

Total	$564,761	$628,521	$(10,746)

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Current:
Domestic	$303	$(972)	$50
Foreign	56,256	26,798	(18,908)

	56,559	25,826	(18,858)
Deferred:
Domestic	386	(319)	1,077
Foreign	(2,829)	(3,331)	(17,967)

	(2,443)	(3,650)	(16,890)

Provision for (benefit from) income taxes	$54,116	$22,176	$(35,748)

        The domestic statutory income tax rate was approximately 17.0% in fiscal years 2012, 2011 and 2010. The reconciliation of the income tax expense (benefit) expected based on domestic statutory income tax rates to the expense (benefit) for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Income taxes based on domestic statutory rates	$96,014	$106,852	$(1,852)
Effect of tax rate differential	(177,540)	26,459	(42,106)
Intangible amortization	9,502	12,055	15,279
Change in liability for uncertain tax positions	34,517	(29,205)	(80,175)
Change in valuation allowance	93,336	(90,033)	69,076
Other	(1,713)	(3,952)	4,030

Provision for income taxes	$54,116	$22,176	$(35,748)

        A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company's operations. The aggregate dollar effect on the Company's income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2012, 2011 and 2010 were $41.8 million, $66.5 million and $65.4 million, respectively. For the fiscal year ended March 31, 2012, the effect on basic and diluted earnings per share was $0.06 and $0.06, respectively, and the effect on basic and diluted earnings per share during fiscal years 2011 and 2010 were $0.09 and $0.08, and $0.08 and $0.08, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in the fiscal years ending March 31, 2013 through fiscal 2018.

        Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

fiscal years ended March 31, 2012, 2011 and 2010 were $17.7 million, $32.6 million and $20.0 million, respectively.

        The components of deferred income taxes are as follows:

	As of March 31,
	2012	2011
	(In thousands)
Deferred tax liabilities:
Fixed assets	$(30,159)	$(28,695)
Others	(30,032)	(229,891)

Total deferred tax liabilities	(60,191)	(258,586)

Deferred tax assets:
Fixed assets	73,588	86,055
Intangible assets	178,910	238,254
Deferred compensation	11,088	10,821
Inventory valuation	12,265	17,376
Provision for doubtful accounts	3,340	7,994
Net operating loss and other carryforwards	2,753,940	2,739,795
Others	176,547	201,357

	3,209,678	3,301,652
Valuation allowances	(3,099,561)	(2,994,186)

Deferred tax assets, net of valuation allowance	110,117	307,466

Net deferred tax asset	$49,926	$48,880

The net deferred tax asset is classified as follows:
Current asset (classified as other current assets)	$815	$936
Long-term asset	49,111	47,944

Total	$49,926	$48,880

        The Company has tax loss carryforwards of approximately $8.4 billion, a portion of which started expiring during 2013. Utilization of the tax loss carryforwards and other deferred tax assets is limited by the future earnings of the Company in the tax jurisdictions in which such deferred assets arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize any benefit from the deferred tax assets. The valuation allowance provides a reserve against deferred tax assets that are not more likely than not to be realized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. The change in valuation allowance is net of certain increases and decreases to prior year losses and other carryforwards that have no current impact on the tax provision. Approximately $34.0 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options, which if realized will be credited directly to shareholders' equity and will not be available to benefit the income tax provision in any future period.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management's estimates.

        The Company does not provide for income taxes on approximately $570.0 million of undistributed earnings of its foreign subsidiaries as of March 31, 2012, as such earnings are not intended by management to be repatriated in the foreseeable future. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2012	2011
	(In thousands)
Balance, beginning of fiscal year	$134,627	$129,888
Additions based on tax position related to the current year	25,113	12,443
Additions for tax positions of prior years	25,719	25,572
Reductions for tax positions of prior years	(18,257)	(35,090)
Reductions related to lapse of applicable statute of limitations	(788)	(2,342)
Settlements	(1,386)	(1,187)
Other	1,404	5,343

Balance, end of fiscal year	$166,432	$134,627

        The Company's unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an estimated range of $26.0 - $32.0 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.

        The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2000.

        The entire amount of unrecognized tax benefits at March 31, 2012, may affect the annual effective tax rate if the benefits are eventually recognized.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company's tax expense. During the fiscal years ended March 31, 2012 and 2011, the Company recognized interest of approximately $5.4 million and $5.0 million, respectively, and no penalties. The Company had approximately $10.6 million and $5.5 million accrued for the payment of interest as of the fiscal years ended March 31, 2012 and 2011, respectively. The Company has not accrued for the payment of penalties for the fiscal years ended March 31, 2012 and 2011, respectively.

        As of March 31, 2011, approximately $230.1 million of deferred tax liabilities were previously offset against deferred tax assets in the "components of deferred income taxes" disclosure within this footnote, whereas they should have been reflected on a gross basis. These amounts have been

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

corrected, resulting in an increase in other deferred tax liabilities of $230.1 million, and increases to the deferred tax assets related to "fixed assets" and "other" of $28.7 million and $201.4 million, respectively. In addition, for the year ended March 31, 2011, approximately $248.3 million of domestic income was previously included as foreign income in the "components of income before income taxes" disclosure within this footnote, due to the nonaccrual of certain intercompany amounts and should have been included as domestic income. These amounts have been corrected, resulting in an increase in domestic income, and a corresponding decrease in foreign income, of approximately $248.3 million from amounts previously reported. The correction of the above items had no impact on net income, the provision for income taxes, net deferred tax assets, or any other amounts in the accompanying consolidated financial statements as of and for the year ended March 31, 2011.

12. RESTRUCTURING CHARGES

        The Company incurs severance, asset impairment charges and other facilities charges as a result of changes in its customer mix on an ongoing basis. Such individual actions were not considered material to be separately disclosed as restructuring charges for fiscal years 2012 and 2011 and are included in either cost of sales or selling, general and administrative expenses, as appropriate. Additionally, there were no changes to any of the previously announced plans during the year ended March 31, 2012.

        The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2012 for restructuring charges incurred in fiscal years 2010 and prior:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2010	$28,216	$—	$36,029	$64,245
Activities during the fiscal year 2011
Cash payments for charges incurred in fiscal year 2010	(10,574)	—	(1,032)	(11,606)
Cash payments for charges incurred in fiscal year 2009 and prior	(10,046)	—	(13,271)	(23,317)

Balance as of March 31, 2011	7,596	—	21,726	29,322
Activities during the fiscal year 2012:
Cash payments for charges incurred in fiscal year 2010 and prior	(2,976)	—	(13,659)	(16,635)

Balance as of March 31, 2012	4,620	—	8,067	12,687
Less: Current portion (classified as other current liabilities)	4,620	—	4,618	9,238

Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$3,449	$3,449

        The Company recognized restructuring charges of approximately $107.5 million during fiscal year 2010 primarily to rationalize the Company's global manufacturing capacity and infrastructure due to the macroeconomic crisis which significantly impacted the Company's customers. The Company's restructuring activities were intended to improve its operational efficiencies by reducing excess workforce and capacity. In addition to the cost reductions, these activities resulted in a further shift of

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES (Continued)

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

        During fiscal year 2010, the Company recognized approximately $43.1 million of non-cash charges for the write-down of property and equipment to management's estimate of fair value associated with various manufacturing and administrative facility closures. Approximately $33.4 million of this amount was classified as a component of cost of sales. The restructuring charges recognized during fiscal year

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES (Continued)

2010 also included approximately $23.2 million for other exit costs, all of which were classified as a component of cost of sales. Other exit costs were primarily comprised of contractual obligations associated with facility and equipment lease terminations of $19.8 million, facility abandonment and refurbishment costs of $3.2 million, and approximately $0.2 million of other costs.

13. OTHER CHARGES / INCOME, NET

        During fiscal year 2012, the Company recognized a net gain of $20.0 million, in connection with the sale of certain international entities.

        During fiscal year 2011, the Company recognized charges totaling $6.3 million, consisting of the $13.2 million loss associated with the early redemption of the 6.25% Senior Subordinated Notes and an $11.7 million loss in connection with the divestiture of certain international entities. Refer to note 6, "Bank Borrowings and Long-Term Debt" and note 15, "Business and Asset Acquisitions and Divestitures," respectively, for further discussion. These charges were partially offset by a gain of $18.6 million associated with the sale of an equity investment that was previously fully impaired. Refer to Note 2, "Summary of Accounting Policies" for further discussion.

        During fiscal year 2010, the Company recognized impairment charges totaling approximately $199.4 million related to certain equity investments and notes receivable. Refer to Note 2, "Summary of Accounting Policies" for further discussion.

14. INTEREST AND OTHER EXPENSE, NET

        For the fiscal years ended March 31, 2012, 2011 and 2010, the Company recognized interest income of $21.9 million, $14.0 million and $32.2 million.

        For the fiscal years ended March 31, 2012, 2011 and 2010, the Company recognized interest expense of $70.6 million, $96.1 million and $158.1 million, respectively, on its debt obligations outstanding during the period.

        For the fiscal years ended March 31, 2012 and 2011, the Company recognized gains on foreign exchange transactions of $39.6 million and $33.1 million, respectively. The Company recognized a loss on foreign exchange transactions of $11.9 million for the fiscal year ended March 31, 2010.

15. BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES

  Business Acquisitions

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

        During the year ended March 31, 2012, the Company completed three acquisitions that were not individually, nor in the aggregate significant to the Company's financial position, results of operations and cash flows. The aggregate cash paid for these acquisitions together with cash paid for contingent consideration related to certain prior period acquisitions during the year ended March 31, 2012 totaled

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. BUSINESS AND ASSET ACQUISITIONS AND DIVESTITURES (Continued)

approximately $92.3 million, net of cash acquired. The acquired businesses expanded the Company's capabilities in the communications market. The Company primarily acquired inventory and certain other manufacturing assets and recorded goodwill of $8.6 million and customer contract intangibles of $3.9 million in connection with the acquisitions. Contingent considerations and provisional fair value adjustments for acquisitions completed in fiscal year 2012 are subject to change as certain information as of the date of the respective acquisition is evaluated during the measurement period, not to exceed one year subsequent to the acquisition date.

        During fiscal year 2011, the Company completed four acquisitions that were not individually, nor in the aggregate significant to the Company's financial position, results of operations and cash flows. The aggregate cash paid for these acquisitions together with cash paid for contingent consideration relating to certain prior period acquisitions during the year ended March 31, 2011 totaled approximately $17.0 million, net of cash acquired. The acquired businesses expanded the Company's capabilities in the medical and infrastructure segments.

        During fiscal year 2010, the Company completed four acquisitions that were not individually, nor in the aggregate significant to the Company's financial position, results of operations and cash flows. The aggregate cash paid for these acquisitions together with cash paid for contingent consideration relating to certain prior period acquisitions during the year ended March 31, 2010 totaled approximately $75.9 million, net of cash acquired. The acquired businesses expanded the Company's capabilities in the medical and automotive market segments.

        Pro forma results for the Company's other acquisitions have not been presented as such results would not be materially different from the Company's actual results on either an individual or an aggregate basis.

  Divestitures

        During fiscal years 2012 and 2011, the Company recognized a net gain of approximately $20.0 million and a loss of $11.7 million, respectively, in connection with the sale of certain international entities which was recorded in other charges (income), net, in the consolidated statements of operations. The results for these entities were not significant for any period presented.

16. SHARE REPURCHASE PLAN

        On July 18, 2011, the Company's Board of Directors authorized the repurchase of $200.0 million of the Company's outstanding ordinary shares, which was approved by the Company's shareholders at the 2011 Extraordinary General Meeting on July 22, 2011. Share repurchases by the Company under the share repurchase plans are subject to an aggregate limit of 10% of its ordinary shares outstanding as of the date of the Extraordinary General Meeting held in July 2011. On December 22, 2011, the Company's Board of Directors authorized the repurchase of the remaining balance of ordinary shares outstanding not to exceed the 10% limitation. During the 2012 fiscal year, the Company repurchased approximately 81.7 million shares for an aggregate purchase price of approximately $509.8 million, and retired all of these shares. During the second quarter of fiscal 2012, the Company retired an additional 23.5 million shares which were repurchased in the prior periods. As of March 31, 2012, approximately 20.4 million shares were available to be repurchased under the plans.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT REPORTING

        Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. As of March 31, 2012, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services.

        Geographic information is as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Net sales:
Asia	$15,408,872	$14,620,097	$11,551,372
Americas	8,435,147	8,338,169	7,774,114
Europe	5,543,637	5,530,752	4,684,298

	$29,387,656	$28,489,018	$24,009,784

	As of March 31,
	2012	2011
	(In thousands)
Long-lived assets:
Asia	$1,134,252	$1,075,344
Americas	554,659	590,931
Europe	395,237	417,756

	$2,084,148	$2,084,031

        Revenues are attributable to the country in which the product is manufactured or service is provided.

        For purposes of the preceding tables, "Asia" includes China, India, Indonesia, Japan, Labuan, Malaysia, Mauritius, Singapore, and Taiwan; "Americas" includes Brazil, Canada, Mexico, and the United States; "Europe" includes Austria, Bermuda, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, the Netherlands, Norway, Poland, Romania, Slovakia, Sweden, Turkey, Ukraine, and the United Kingdom. During fiscal years 2012 and 2011 there were no revenues attributable to Finland.

        During fiscal years 2012, 2011 and 2010, net sales generated from Singapore, the principal country of domicile, were approximately $663.1 million, $578.2 million and $428.0 million, respectively.

        As of March 31, 2012 and 2011, long-lived assets held in Singapore were approximately $15.3 million and $17.3 million, respectively.

        During fiscal year 2012, China, Mexico, United States and Malaysia accounted for approximately 38%, 14%, 10% and 10% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2012. As of March 31, 2012, China and Mexico accounted for approximately 41% and 15%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2012.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT REPORTING (Continued)

        During fiscal year 2011, China, Mexico and the United States accounted for approximately 38%, 15% and 10% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2011. As of March 31, 2011, China and Mexico accounted for approximately 41% and 16%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2011.

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

18. DISCONTINUED OPERATIONS

        Consistent with its strategy to evaluate the strategic and financial contributions of each of its operations and to focus on the primary growth objectives in the Company's core vertically-integrated manufacturing business activities, on March 2, 2012, the Company entered into a definitive agreement with Tessera Technologies, Inc., and DigitalOptics Corporation (DOC), a wholly-owned subsidiary of Tessera Technologies. Under the terms of the definitive agreement DOC will acquire certain assets of Flextronics' Vista Point Technologies camera module business, including intellectual property and the China-based manufacturing operations. This transaction is expected to close in the first quarter of fiscal 2013 subject to certain closing conditions.

        In accordance with the accounting guidance, the camera modules business represent a separate asset group and the divestiture qualifies as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the statements of operations and the balance sheets for all periods presented.

        The Company recognized an impairment charge of $17.0 million in relation to the fixed assets of the Vista Point Technologies camera modules business based on expected proceeds from the sale amounting to approximately $23.0 million, which has been included in the loss from discontinued operations on the consolidated statement of operations for the fiscal year 2012.

        The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Net sales	$82,632	$190,907	$100,949
Cost of sales	100,167	191,950	94,959
Restructuring charges	—	—	33

Gross profit (loss)	(17,535)	(1,043)	5,957
Selling, general and administrative expenses	5,859	11,459	12,037
Interest and other expense (income), net	32	422	(51)

Loss before income taxes	(23,426)	(12,924)	(6,029)
Provision for (benefit from) income taxes	(1,546)	(2,798)	379

Net loss of discontinued operations	$(21,880)	$(10,126)	$(6,408)

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. DISCONTINUED OPERATIONS (Continued)

        The current and non-current assets and liabilities of discontinued operations were as follows:

	As of March 31,
	2012	2011
	(In thousands)
Account receivable, net	$892	$57,720
Inventories	3,723	33,260
Other current assets	471	5,921

Total current assets of discontinued operations	$5,086	$96,901

Property and equipment, net	$22,671	$57,032

Total non-current assets of discontinued operations	$22,671	$57,032

Accounts payable	$3,593	$78,713
Other current liabilities	4,651	8,566

Total current liabilities of discontinued operations	$8,244	$87,279

19. SUBSEQUENT EVENT

        Subsequent to March 31, 2012, the Company became aware that one of its customers in the concentrated solar photovoltaic market was experiencing significant financial and liquidity difficulties. The Company has been in good faith negotiations with the customer and its primary stakeholders on various out-of-court restructuring alternatives. Based on an evaluation of this customer's specific circumstances through May 25, 2012, including but not limited to, its financing alternatives, business prospects, proposed restructuring alternatives and the possibility of insolvency, the Company determined that its best estimate was that all accounts receivable and inventory related to this customer were unrecoverable and recorded a charge of $32.0 million as of March 31, 2012 related to this customer. Of this charge, the Company classified $4.0 million in cost of sales related to the write-down of inventory and $28.0 million as selling, general and administrative expenses for provisions for doubtful accounts. Based on all information available through March 31, 2012, the Company believed that payment of receivables was reasonably assured at the time of shipment, and accordingly, the Company recorded revenues on sales to the customer.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains unaudited quarterly financial data for fiscal years 2012 and 2011. Earnings per share are computed independently for each quarter presented; therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	Fiscal Year Ended March 31, 2012				Fiscal Year Ended March 31, 2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales(1)	$7,506,204	$8,019,217	$7,479,823	$6,382,412	$6,546,874	$7,382,211	$7,771,159	$6,788,774
Gross profit(1)	400,778	372,577	385,179	358,807	370,181	401,427	434,880	379,481
Income from continuing operations net of taxes	135,407	130,069	103,747	141,422	120,066	149,598	201,994	134,687
Income (loss) from discontinued operations, net of taxes	(3,432)	(189)	(1,570)	(16,689)	(1,888)	(5,182)	(3,704)	648

Net income	131,975	129,880	102,177	124,733	118,178	144,416	198,290	135,335

Earnings (loss) per share:
Income from continuing operations:
Basic	$0.18	$0.18	$0.15	$0.21	$0.15	$0.19	$0.26	$0.18

Diluted	$0.18	$0.18	$0.14	$0.20	$0.15	$0.19	$0.26	$0.17

Income (loss) from discontinued operations:
Basic	$0.00	$0.00	$0.00	$(0.02)	$0.00	$(0.01)	$0.00	$0.00

Diluted	$0.00	$0.00	$0.00	$(0.02)	$0.00	$(0.01)	$0.00	$0.00

Net income:
Basic	$0.18	$0.18	$0.14	$0.18	$0.15	$0.19	$0.26	$0.18

Diluted	$0.17	$0.18	$0.14	$0.18	$0.14	$0.18	$0.26	$0.17

(1)
As discussed in note 18 to the financial statements, "Discontinued Operations", the Company is reporting the operating results of its Visa Point Technologies camera module business as discontinued operations. Accordingly net sales and gross profit data above have been adjusted to exclude net revenue and gross profit (loss) pertaining to our camera module business.

        During the fourth quarter of fiscal 2012, the Company identified certain accounting errors in the statutory to US GAAP adjustments at one of its foreign sites that originated in prior interim and annual periods. Management conducted additional procedures and concluded that these errors were isolated to that location. These errors, which primarily understated cost of sales, totaled $0.8 million in the first nine months of fiscal 2012 and $10.4 million and $8.0 million for the fiscal years ended March 31, 2011 and 2010, and were corrected by the Company as an out-of-period adjustment in the fourth quarter of fiscal 2012. This fourth quarter adjustment was partially offset by the correction of an error identified in the fourth quarter of fiscal 2012 amounting to $4.2 million related to the provisions for income taxes in the prior fiscal 2012 interim periods. Management believes the impact of these items, both individually and in the aggregate, to the fiscal year ended March 31, 2012 and to prior fiscal and interim periods presented was not material. As a result of recording these adjustments in the fourth quarter, net income for the quarter and year ended March 31, 2012 were reduced by $21.5 million ($0.03 per share) and $24.9 million ($0.03 per share), respectively.

        As of March 31, 2012, the Company recognized certain charges in relation to a distressed customer. Refer to note 19 "Subsequent Event" for further details.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  (b) Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2012, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was adequately designed and operating effectively as of March 31, 2012.

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

  (c) Attestation Report of the Registered Public Accounting Firm

        The effectiveness of the Company's internal control over financial reporting as of March 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."

  (d) Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

        We have audited the internal control over financial reporting of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended

March 31, 2012 of the Company and our report dated May 25, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 25, 2012

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2012 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2012 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2012 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2012 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2012 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

    3.    Exhibits.    The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	Credit Agreement, dated as of October 19, 2011, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.	8-K	000-23354	10-24-11	10.01
4.02	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1
4.03	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01
4.04	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2
10.03	Registrant's 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04
10.04	Registrant's 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05	Registrant's 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01
10.07	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02
10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09
10.10	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	07-28-10	10.01
10.11	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.02
10.12	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.03
10.13	Form of Share Bonus Award Agreement under 2001 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.04

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.14	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02
10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01
10.16	Summary of Directors' Compensation†	10-Q	000-23354	08-09-11	10.04
10.17	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02
10.18	Description of Non-Executive Chairman's Compensation†	10-Q	000-23354	08-05-10	10.11
10.19	Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005.†	10-Q	000-23354	08-05-08	10.03
10.20	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan.†	10-Q	000-23354	02-05-09	10.03
10.21	Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007.†	10-K	000-23354	05-20-09	10.23
10.22	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005.†	10-Q	000-23354	08-05-10	10.08
10.23	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005.†	8-K	000-23354	07-07-06	10.01
10.24	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006.†	8-K	000-23354	07-07-06	10.02
10.25	Description of Annual Incentive Bonus Plan for Fiscal 2012†	10-Q	000-23354	08-09-11	10.02
10.26	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.†	10-Q	000-23354	08-09-11	10.03
10.27	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	08-05-10	10.06
10.28	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.01
10.29	Francois Barbier Relocation Expenses Addendum, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.02
10.30	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	09-03-10	10.03
10.31	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11-03-10	10.04
10.32	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	08-09-11	10.01
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
32.02*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Scheme Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: May 25, 2012

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

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA Michael M. McNamara	Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2012
/s/ PAUL READ Paul Read	Chief Financial Officer (Principal Financial Officer)	May 25, 2012
/s/ CHRISTOPHER COLLIER Christopher Collier	Senior Vice President, Finance (Principal Accounting Officer)	May 25, 2012
/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Chairman of the Board	May 25, 2012
/s/ JAMES A. DAVIDSON James A. Davidson	Director	May 25, 2012

Signature	Title	Date

/s/ ROBERT L. EDWARDS Robert L. Edwards	Director	May 25, 2012
/s/ DANIEL H. SCHULMAN Daniel H. Schulman	Director	May 25, 2012
/s/ WILLY SHIH, PH.D. Willy Shih, Ph.D.	Director	May 25, 2012
/s/ LIP-BU TAN Lip-Bu Tan	Director	May 25, 2012
/s/ WILLIAM D. WATKINS William D. Watkins	Director	May 25, 2012
/s/ LAY KOON TAN Lay Koon Tan	Director	May 25, 2012

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	Credit Agreement, dated as of October 19, 2011, by and among Flextronics International Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.	8-K	000-23354	10-24-11	10.01
4.02	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1
4.03	Amendment No. 1 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.01
4.04	Amendment No. 2 to Term Loan Agreement, dated as of October 22, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-07-08	10.02
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.03	Registrant's 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04
10.04	Registrant's 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05	Registrant's 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01
10.07	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02
10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09
10.10	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	07-28-10	10.01
10.11	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.02
10.12	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.03
10.13	Form of Share Bonus Award Agreement under 2001 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.04
10.14	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02
10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01
10.16	Summary of Directors' Compensation†	10-Q	000-23354	08-09-11	10.04
10.17	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02
10.18	Description of Non-Executive Chairman's Compensation†	10-Q	000-23354	08-05-10	10.11
10.19	Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005.†	10-Q	000-23354	08-05-08	10.03
10.20	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan.†	10-Q	000-23354	02-05-09	10.03

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.21	Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007.†	10-K	000-23354	05-20-09	10.23
10.22	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005.†	10-Q	000-23354	08-05-10	10.08
10.23	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005.†	8-K	000-23354	07-07-06	10.01
10.24	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006.†	8-K	000-23354	07-07-06	10.02
10.25	Description of Annual Incentive Bonus Plan for Fiscal 2012†	10-Q	000-23354	08-09-11	10.02
10.26	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.†	10-Q	000-23354	08-09-11	10.03
10.27	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	08-05-10	10.06
10.28	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.01
10.29	Francois Barbier Relocation Expenses Addendum, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.02
10.30	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	09-03-10	10.03
10.31	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11-03-10	10.04
10.32	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	08-09-11	10.01
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
32.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
32.02*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Scheme Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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