Form 10-Q
period 2012-06-29
FLEXTRONICS INTERNATIONAL LTD.
filed 2012-07-30
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2012
Ordinary Shares, No Par Value	665,498,498

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of June 29, 2012, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended June 29, 2012 and July 1, 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of March 31, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 25, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

July 30, 2012

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 29, 2012	March 31, 2012
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,285,053	$1,518,329
Accounts receivable, net of allowance for doubtful accounts of $10,359 and $39,279 as of June 29, 2012 and March 31, 2012, respectively	2,587,949	2,602,159
Inventories	3,157,930	3,308,070
Current assets of discontinued operations	—	5,086
Other current assets	1,309,504	1,100,906
Total current assets	8,340,436	8,534,550
Property and equipment, net	2,104,480	2,084,148
Goodwill and other intangible assets, net	284,589	170,924
Long-term assets of discontinued operations	—	22,671
Other assets	245,610	221,511
Total assets	$10,975,115	$11,033,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$49,372	$42,467
Accounts payable	4,222,164	4,305,735
Accrued payroll	350,006	347,144
Current liabilities of discontinued operations	—	8,244
Other current liabilities	1,565,624	1,584,595
Total current liabilities	6,187,166	6,288,185
Long-term debt and capital lease obligations, net of current portion	2,147,465	2,157,798
Other liabilities	394,674	303,842
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, no par value; 715,613,492 and 733,979,527 issued, and 665,374,137 and 683,740,173 outstanding as of June 29, 2012 and March 31, 2012, respectively	8,173,951	8,292,370
Treasury shares, at cost; 50,239,355 shares as of June 29, 2012 and March 31, 2012	(388,215)	(388,215)
Accumulated deficit	(5,451,267)	(5,579,739)
Accumulated other comprehensive loss	(88,659)	(40,437)
Total shareholders’ equity	2,245,810	2,283,979
Total liabilities and shareholders’ equity	$10,975,115	$11,033,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 29, 2012	July 1, 2011
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$5,989,544	$7,506,204
Cost of sales	5,631,212	7,105,426
Gross profit	358,332	400,778
Selling, general and administrative expenses	191,077	212,758
Intangible amortization	8,840	13,302
Interest and other expense, net	9,297	22,215
Income from continuing operations before income taxes	149,118	152,503
Provision for income taxes	11,665	17,096
Income from continuing operations	137,453	135,407
Loss from discontinued operations, net of tax	(8,981)	(3,432)
Net income	$128,472	$131,975
Earnings per share:
Income from continuing operations:
Basic	$0.20	$0.18
Diluted	$0.20	$0.18
Loss from discontinued operations:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
Net income:
Basic	$0.19	$0.18
Diluted	$0.19	$0.17
Weighted-average shares used in computing per share amounts:
Basic	675,366	746,762
Diluted	688,256	759,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 29, 2012	July 1, 2011
	(In thousands)
	(Unaudited)
Net income	$128,472	$131,975
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(32,107)	73
Unrealized loss on derivative instruments and other, net of zero tax	(16,115)	(6,797)
Comprehensive income	$80,250	$125,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 29, 2012	July 1, 2011
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,472	$131,975
Depreciation, amortization and other impairment charges	111,684	116,027
Changes in working capital and other	(194,558)	(111,591)
Net cash provided by operating activities	45,598	136,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(117,395)	(123,254)
Proceeds from the disposition of property and equipment	12,808	10,584
Acquisition of businesses, net of cash acquired	18,835	(7,056)
Proceeds from divestiture of business, net of cash held in divested business	16,472	—
Other investing activities	(11,834)	(362)
Net cash used in investing activities	(81,114)	(120,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	110,018	817,966
Repayments of bank borrowings, long-term debt and capital lease obligations	(120,779)	(824,855)
Payments for repurchase of ordinary shares	(134,014)	(199,999)
Net proceeds from issuance of ordinary shares	5,776	4,237
Other financing activities	(38,480)	—
Net cash used in financing activities	(177,479)	(202,651)
Effect of exchange rates on cash and cash equivalents	(20,281)	(4,335)
Net decrease in cash and cash equivalents	(233,276)	(190,663)
Cash and cash equivalents, beginning of period	1,518,329	1,748,471
Cash and cash equivalents, end of period	$1,285,053	$1,557,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE COMPANY

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company’s operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a leading global provider of vertically-integrated advanced design, manufacturing and services to original equipment manufacturers (“OEMs”) of a broad range of electronic products in the following markets: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions (“HVS”), which includes our mobile/smart phone business, consumer electronics, including game consoles and printers, enterprise personal computing (“PC”) business and our original design manufacturing (“ODM”) PC business which we exited in fiscal 2012; Industrial and Emerging Industries (“IEI”), which is comprised of our industrial, semiconductor capital equipment and clean technology businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses. The Company’s strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain services through which the Company can design, build, ship and service a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle.

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

2.  SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2012 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013.

The first quarter for fiscal 2013 and fiscal 2012 ended on June 29, 2012 and July 1, 2011, respectively. The second fiscal quarter for the current year ends on September 28, 2012 and the second fiscal quarter of the prior year ended on September 30, 2011.  The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year.

During the three month period ended June 29, 2012, the Company finalized the sale of certain assets of its Vista Point Technologies camera modules business, including intellectual property and the China-based manufacturing operations to Tessera Technologies, Inc. (“Tessera Technologies”), and DigitalOptics Corporation, a wholly-owned subsidiary of Tessera Technologies. In accordance with the accounting guidance, the camera modules business represent a separate asset group and the divestiture qualifies as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

	As of	As of
	June 29, 2012	March 31, 2012
	(In thousands)
Cash and bank balances	$1,019,321	$1,174,423
Money market funds and time deposits	265,732	343,906
	$1,285,053	$1,518,329

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	June 29, 2012	March 31, 2012
	(In thousands)
Raw materials	$1,882,465	$1,950,181
Work-in-progress	507,902	537,240
Finished goods	767,563	820,649
	$3,157,930	$3,308,070

Other Current Assets

Other current assets includes approximately $513.9 million and $514.9 million as of June 29, 2012 and March 31, 2012, respectively, for the deferred purchase price receivable from our Global and North American Asset-Backed Securitization programs (see note 7).

Property and Equipment

Depreciation expense associated with property and equipment was approximately $100.6 million and $100.4 million for the three-month periods ended June 29, 2012 and July 1, 2011, respectively.

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the three-month period ended June 29, 2012:

Amount
(In thousands)
Balance, beginning of the year	$101,670
Acquisitions (1)	35,392
Foreign currency translation adjustments	(780)
Balance, end of the quarter	$136,282

(1)

The amount is attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. See note 9 to the condensed consolidated financial statements for additional information.

The components of acquired intangible assets are as follows:

	As of June 29, 2012			As of March 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$276,476	$(228,986)	$47,490	$276,681	$(221,238)	$55,443
Licenses and other intangibles	110,740	(9,923)	100,817	22,740	(8,929)	13,811
Total	$387,216	$(238,909)	$148,307	$299,421	$(230,167)	$69,254

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During the three months ended June 29, 2012, the value of intangible assets increased by $88.0 million relating to a license agreement for exclusive manufacturing rights and certain manufacturing technologies and processes in connection with an acquisition as more fully described in note 9 to the condensed consolidated financial statements.  Total intangible amortization expense was $8.8 million and $13.3 million during the three-month periods ended June 29, 2012 and July 1, 2011. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Total
(In thousands)
2013 (1)	$38,400
2014	42,155
2015	32,144
2016	26,809
2017	7,460
Thereafter	1,339
Total amortization expense	$148,307

(1)	Represents estimated amortization for the nine-month period ending March 31, 2013.

Other Current Liabilities

Other current liabilities include customer working capital advances amounting to $174.2 million and $326.6 million and deferred revenue amounting to $286.0 million and $329.6 million as of June 29, 2012 and March 31, 2012, respectively. Additionally, as of June 29, 2012, $134.5 million was included in other current liabilities related to assets financed by a third party banking institution on behalf of one of our customers as discussed further in note 9 to the condensed consolidated financial statements.

3.  SHARE-BASED COMPENSATION

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended
	June 29, 2012	July 1, 2011
	(In thousands)
Cost of sales	$1,457	$2,014
Selling, general and administrative expenses	8,361	10,263
Total stock-based compensation expense	$9,818	$12,277

Total unrecognized compensation expense related to share options is $3.0 million, net of estimated forfeitures, and will be recognized over a weighted average remaining vesting period of 2.0 years. As of June 29, 2012, the number of options outstanding and exercisable was 41.7 million and 40.0 million, respectively, at weighted average exercise prices of $7.87 and $7.92 per share, respectively.

During the three-month period ended June 29, 2012, the Company granted 8.2 million unvested share bonus awards at an average grant date price of $6.80 per share, under its 2010 Equity Incentive Plan.  Of this amount, approximately 2.2 million represents the target amount of grants made to certain key employees whereby vesting is contingent on a certain market condition.  The number of shares that ultimately will vest are based on a measurement of Flextronics’s total shareholder return against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years. The number of shares issued can range from zero to 4.4 million.  The average grant-date fair value of these awards was estimated to be $7.64 per share and was calculated using a Monte Carlo simulation.  As of June 29, 2012, approximately 22.8 million of unvested share bonus awards were outstanding, of which vesting for 4.4 million is contingent on meeting the certain market condition above. The number of shares issued can range from zero to 7.7 million.

As of June 29, 2012, total unrecognized compensation expense related to unvested share bonus awards is $89.5 million, net of estimated forfeitures, and will be recognized over a weighted average remaining vesting period of 2.9 years. Approximately $13.4 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting a certain market condition, as discussed above.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income from continuing and discontinued operations per share:

	Three-Month Periods Ended
	June 29, 2012	July 1, 2011
	(In thousands, except per share amounts)
Basic earnings from continuing and discontinued operations per share:
Income from continuing operations	$137,453	$135,407
Loss from discontinued operations	$(8,981)	$(3,432)
Shares used in computation:
Weighted-average ordinary shares outstanding	675,366	746,762

Basic earnings from continuing operations per share	$0.20	$0.18
Basic loss from discontinued operations per share	$(0.01)	$0.00

Diluted earnings from continuing and discontinued operations per share:
Income from continuing operations	$137,453	$135,407
Loss from discontinued operations	$(8,981)	$(3,432)
Shares used in computation:
Weighted-average ordinary shares outstanding	675,366	746,762
Weighted-average ordinary share equivalents from stock options and awards (1)	12,890	13,061
Weighted-average ordinary shares and ordinary share equivalents outstanding	688,256	759,823

Diluted earnings from continuing operations per share	$0.20	$0.18
Diluted loss from discontinued operations per share	$(0.01)	$0.00

(1)                   Ordinary share equivalents from share options to purchase approximately 22.9 million shares and 26.7 million shares outstanding during the three-month periods ended June 29, 2012 and July 1, 2011, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

5. INTEREST AND OTHER EXPENSE, NET

During the three-month periods ended June 29, 2012 and July 1, 2011, the Company recognized interest expense of $15.9 million and $16.3 million, respectively, on its debt obligations outstanding during the period.

During the three-month periods ended June 29, 2012 and July 1, 2011, the Company recognized interest income of $7.0 million and $3.3 million, respectively.

During the three-month periods ended June 29, 2012 and July 1, 2011, the Company recognized gains on foreign exchange transactions of $4.8 million and $5.7 million, respectively.

6.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of June 29, 2012, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $2.8 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,365,400	—	$372,100	$—
EUR	27,356	3,984	34,047	5,042
HUF	15,669,000	—	67,629	—
ILS	157,100	—	39,841	—
MXN	1,754,600	—	128,849	—
MYR	381,800	—	119,481	—
SGD	51,300	—	40,116	—
Other	N/A	N/A	61,695	1,840
			863,758	6,882
Other Forward/Swap Contracts
BRL	151,000	210,100	72,722	101,185
CAD	49,478	66,527	48,267	64,926
EUR	306,532	172,502	382,253	214,871
GBP	15,236	35,472	23,694	55,136
HUF	12,766,500	10,953,300	55,102	47,276
JPY	5,985,940	3,180,374	75,395	40,158
MXN	731,185	199,700	53,695	14,665
MYR	260,721	31,972	81,590	10,005
SEK	2,370,428	750,774	334,956	106,079
Other	N/A	N/A	110,275	37,943
			1,237,949	692,244

Total Notional Contract Value in USD			$2,101,707	$699,126

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other expense, net in the condensed consolidated statements of operations.  Gains or losses from fair value adjustments for these instruments are designed to offset losses and gains from the Company’s revaluation of monetary assets and liabilities denominated in a non-functional currency. As of June 29, 2012 and March 31, 2012, the Company also has included net deferred gains and losses, respectively, in other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred losses as of June 29, 2012 are expected to be recognized as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other expense, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments located on the condensed consolidated balance sheets utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 29, 2012	March 31, 2012	Balance Sheet Location	June 29, 2012	March 31, 2012
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$4,619	$10,105	Other current liabilities	$13,611	$1,905

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$8,155	$10,894	Other current liabilities	$7,606	$6,200

7.  TRADE RECEIVABLES SECURITIZATION

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

Servicing fees recognized during the three-month periods ended June 29, 2012 and July 1, 2011 were not material and are included in interest and other expense, net within the condensed consolidated statements of operations.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of June 29, 2012, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $494.2 million and deferred purchase price receivables of approximately $513.9 million.  As of March 31, 2012, approximately $1.1 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $556.8 million and deferred purchase price receivables of approximately $514.9 million.  The deferred purchase price receivables are included in other current assets as of June 29, 2012 and March 31, 2012 and were carried at the expected recovery amount of the related receivables.  The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other expense, net in the condensed consolidated statements of operations; such amounts were $1.8 million and $3.3 million for the three-month periods ended June 29, 2012 and July 1, 2011, respectively.

As of June 29, 2012 and March 31, 2012, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the three-month periods ended June 29, 2012 and July 1, 2011, cash flows from sales of receivables under the ABS Programs consisted of approximately $1.0 billion and $1.2 billion for transfers of receivables, respectively (of which approximately $0.1 billion and $0.1 billion, respectively represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended
	June 29, 2012	July 1, 2011
	(In thousands)
Beginning balance	$514,895	$459,994
Transfers of receivables	879,944	1,115,113
Collections	(880,932)	(893,759)
Ending balance	$513,907	$681,348

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $174.2 million and $110.5 million as of June 29, 2012 and March 31, 2012, respectively. For the three-month periods ended June 29, 2012 and July 1, 2011, total accounts receivable sold to certain third party banking institutions was approximately $367.8 million and $489.2 million, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and were reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

8. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

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

The Company has deferred compensation plans for its officers and certain other employees.  Deferred amounts under the plans are invested in hypothetical investments selected by the participant or the participant’s investment manager.  The Company’s deferred compensation plan assets are included in other noncurrent assets on the condensed consolidated balance sheets and include investments in equity securities and mutual funds that are valued using active market prices.

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

The Company’s cash equivalents are comprised of bank deposits and money market funds, which are valued using level 2 inputs, such as interest rates and maturity periods. Due to their short-term nature, their carrying amount approximates fair value.

The Company’s deferred compensation plan assets also include money market funds, mutual funds, corporate and government bonds and certain convertible securities that are valued using prices obtained from various pricing sources.  These sources price these investments using certain market indices and the performance of these investments in relation to these indices.  As a result, the Company has classified these investments as level 2 in the fair value hierarchy.

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

There were no transfers between levels in the fair value hierarchy during the three-month periods ended June 29, 2012 and July 1, 2011.  Refer to note 7, Trade Receivable Securitization, for a reconciliation of the change in the deferred purchase price receivable during the three months ended June 29, 2012.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 29, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$265,732	$—	$265,732
Deferred purchase price receivable (Note 7)	—	—	513,907	513,907
Foreign exchange forward contracts (Note 6)	—	12,774	—	12,774
Available for sale investments	5,037	—	—	5,037
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	3,209	52,149	—	55,358
Liabilities:
Foreign exchange forward contracts (Note 6)	$—	$(21,217)	$—	$(21,217)

	Fair Value Measurements as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$343,906	$—	$343,906
Deferred purchase price receivable (Note 7)	—	—	514,895	514,895
Foreign exchange forward contracts (Note 6)	—	20,999	—	20,999
Available for sale investments	5,994	—	—	5,994
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	3,411	54,241	—	57,652
Liabilities:
Foreign exchange forward contracts (Note 6)	$—	$(8,105)	$—	$(8,105)

Other financial instruments

The following table presents the Company’s liabilities not carried at fair value:

	As of June 29, 2012		As of March 31, 2012
	Carrying	Fair	Carrying	Fair	Fair Value
	Amount	Value	Amount	Value	Hierarchy
	(In thousands)		(In thousands)
Revolving credit facility	$140,000	$140,000	$140,000	$140,000	Level 2
Term loan dated October 1, 2007	1,176,510	1,160,772	1,179,595	1,171,959	Level 1
Term loan dated October 19, 2011	481,250	474,633	487,500	482,625	Level 1
Asia term loans	376,500	371,464	377,000	374,394	Level 2
Total	$2,174,260	$2,146,869	$2,184,095	$2,168,978

Revolving credit facility - The carrying amount approximates fair value due to the short term nature of the interest rates underlying any borrowings under this facility, though the facility itself is available to the Company on a long term basis.

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

Assets held for sale

As of June 29, 2012 and March 31, 2012, assets that were no longer in use and held for sale totaled approximately $17.6 million and $16.7 million, respectively, excluding assets that have been identified as relating to discontinued operations for the period ended March 31, 2012 as discussed further in note 12.  The assets held for sale primarily represent manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. These assets are recorded at the lesser of carrying value or fair value, which is based on comparable sales from prevailing market data (level two inputs).  There were no material fair value adjustments or other transfers between levels in the fair value hierarchy for these assets during the three-month periods ended June 29, 2012 and July 1, 2011.

9. BUSINESS AND ASSET ACQUISITIONS

Business Acquisitions

During the three-month period ended June 29, 2012, the Company completed two acquisitions that were not individually, nor in the aggregate, significant to the Company’s consolidated financial position, results of operations and cash flows. The total consideration, which was paid in cash for these acquisitions and earn outs related to certain prior period acquisitions amounted to $61.3 million. The total amount of cash acquired from these two acquisitions amounted to $80.1 million, resulting in net cash of approximately $18.8 million acquired from these acquisitions during the three-month period ended June 29, 2012. One of the acquired businesses expanded the Company’s capabilities primarily in the medical and defense markets while the other acquired business will support the hardware product manufacturing needs of an existing customer in the technology industry. The Company primarily acquired cash, inventory and certain other manufacturing assets and recorded goodwill of $35.4 million in connection with these acquisitions.

In connection with one of the acquisitions, the Company acquired certain manufacturing assets that were purchased by the acquired company on behalf of an existing customer and will be continued to be used exclusively for the benefit of this customer. These assets are financed by a third party banking institution acting as an agent of the customer under an agreement, the terms of which reset annually.  The Company can settle the obligation by returning the assets to the customer and will not be required to pay cash by either the customer or the third party banking institution to settle the liability.  Accordingly, these assets amounting to $197.3 million and the liability amounting to $134.5 million have been included in other current assets and other current liabilities, respectively as of June 29, 2012.  The cash flows relating to the purchase of assets by the Company on behalf of the customer amounting to $11.9 million has been included in other investing cash flows for the period ended June 29, 2012.  Net cash outflows amounting to $38.5 million relating to the funding of these assets by the customer has been included as financing cash flows during the period ended June 29, 2012.  In conjunction with this acquisition the Company is amending its current manufacturing services agreement with the customer to include a license agreement for exclusive manufacturing rights and access to certain manufacturing technologies and processes.  In consideration for this license, the Company is obligated to pay the customer $88.0 million representing the estimated fair value of the license.  The obligation will be reduced over the term of the service arrangement as product is manufactured on behalf of the customer, and if a certain minimum number of products are manufactured over the term of the customer arrangement the $88.0 million obligation will be fully satisfied.

The Company continues to evaluate certain assets and liabilities related to business combinations completed during the recent periods. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

The goodwill generated from the Company’s business combinations completed during the three-month period ended June 29, 2012 is primarily related to expected synergies. The goodwill is not deductible for U.S. federal income tax purposes.

The condensed consolidated financial statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three-month period ended June 29, 2012 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

10.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in its condensed consolidated balance sheets would not be material to the financial statements as a whole.

11.  SHARE REPURCHASES

The Company’s Board of Directors, on December 7, 2011, authorized the repurchase of the remaining balance of ordinary shares outstanding which was approved by the Company’s shareholders at the 2011 Extraordinary General Meeting. Share repurchases by the Company under the share repurchase plans are subject to an aggregate limit of 10% of the Company’s ordinary shares outstanding as of the date of the 2011 Extraordinary General Meeting.  During the three-month period ended June 29, 2012, the Company repurchased approximately 20.4 million shares for an aggregate purchase price of approximately $134.0 million, and retired all of these shares.  During the three-month period ended June 29, 2012, the Company reached the maximum number of shares that can be repurchased as approved by the Company’s shareholders.  As such, no shares were available to be repurchased under the plans as of June 29, 2012.

12.  DISCONTINUED OPERATIONS

During the three month period ended June 29, 2012, the Company completed the sale of certain assets of its Vista Point Technologies camera modules business, including intellectual property and the China-based manufacturing operations to Tessera Technologies and DigitalOptics Corporation, a wholly-owned subsidiary of Tessera Technologies.  Total proceeds received from the sale of this business was $16.5 million and the Company recognized a loss on sale of this business of $4.7 million, which is included in loss on sale of business and other expenses (income), net in the results from discontinued operations during the period ended June 29, 2012.

In accordance with the accounting guidance, the divestiture of the camera modules business qualifies as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of this business in discontinued operations within the condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented.

The results from discontinued operations were as follows:

	Three-Month Periods Ended
	June 29, 2012	July 1, 2011
	(In thousands)
Net sales	$2,697	$41,547
Cost of sales	$7,317	42,103
Gross loss	(4,620)	(556)
Selling, general and administrative expenses	$434	$3,157
Loss on sale of business and other expenses (income), net	$4,915	$(39)
Loss before income taxes	(9,969)	(3,674)
Benefit from income taxes	$(988)	$(242)
Net loss of discontinued operations	$(8,981)	$(3,432)

The current and non-current assets and liabilities of discontinued operations were as follows:

As of
March 31, 2012
(In thousands)
Account receivable, net	$892
Inventories	3,723
Other current assets	471
Total current assets of discontinued operations	$5,086

Property and equipment, net	$22,671
Total non-current assets of discontinued operations	$22,671

Accounts payable	$3,593
Other current liabilities	4,651
Total current liabilities of discontinued operations	$8,244

There were no assets or liabilities attributable to discontinued operations as of June 29, 2012 as the divestiture of the Company’s Vista Point Technologies camera modules business was completed in June 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2012. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading global provider of vertically-integrated advanced design, manufacturing and services to OEMs of a broad range of electronics products in the following markets: HRS, which is comprised of our medical, automotive, and defense and aerospace businesses; HVS, which includes our mobile/smart phone business, consumer electronics, including game consoles and printers, enterprise PC business and our ODM PC business which we exited in fiscal 2012; IEI, which is comprised of our industrial, semiconductor capital equipment and clean technology businesses; and INS, which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

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

In the first quarter of fiscal 2013, the Company finalized the sale of certain assets of its Vista Point Technologies camera modules business, including intellectual property and the China-based manufacturing operations to Tessera Technologies, and DigitalOptics Corporation, a wholly-owned subsidiary of Tessera Technologies.  The total proceeds received on the sale of this business amounted to $16.5 million.  The results of operations and financial position of the divested camera modules business are reported as discontinued operations for all periods presented.  Loss from discontinued operations, net of tax, in the condensed consolidated statements of operations was $9.0 million in the first quarter of fiscal 2013, of which $4.7 million relates to the loss on the sale of this business, which was primarily in connection with the value of fixed assets sold compared to the gross proceeds received from the sale.

We are one of the world’s largest EMS providers, with revenues of $6.0 billion during the three-month period ended June 29, 2012, and $29.4 billion in fiscal year 2012.  As of March 31, 2012, our total manufacturing capacity was approximately 26.7 million square feet.  We design, build, ship and service electronics products for our customers through a network of facilities in over 30 countries across four continents.  The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended
Net sales:	June 29, 2012	July 1, 2011
	(In thousands)
China	$1,918,663	$3,162,789
Mexico	926,148	867,772
U.S	653,079	742,538
Malaysia	686,667	642,042
Hungary	336,972	575,884
Other	1,468,015	1,515,179
	$5,989,544	$7,506,204

	As of	As of
Property and equipment, net:	June 29, 2012	March 31, 2012
	(In thousands)
China	$845,186	$847,732
Mexico	298,539	309,325
Malaysia	202,229	170,990
U.S	150,557	132,950
Hungary	124,146	130,458
Other	483,823	492,693
	$2,104,480	$2,084,148

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

•             the effects on our business due to our customers’ products having short product life cycles;

•             our customers’ ability to cancel or delay orders or change production quantities;

•             our customers’ decision to choose internal manufacturing instead of outsourcing for their product requirements;

•             our exposure to financially troubled customers; and

•             integration of acquired businesses and facilities.

Our business has been subject to seasonality primarily due to our HVS market, which includes our mobile and consumer devices businesses which historically exhibit particular strength during our second and third fiscal quarters in connection with the holiday season.

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

We believe the accounting policies discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.

	Three-Month Periods Ended
	June 29, 2012	July 1, 2011
Net sales	100.0%	100.0%
Cost of sales	94.0	94.7
Gross profit	6.0	5.3
Selling, general and administrative expenses	3.2	2.8
Intangible amortization	0.1	0.2
Interest and other expense, net	0.2	0.3
Income from continuing operations before income taxes	2.5	2.0
Provision for income taxes	0.2	0.2
Income from continuing operations	2.3	1.8
Loss from discontinued operations, net of tax	(0.2)	—
Net income	2.1%	1.8%

Net sales

The following table sets forth net sales by market:

	Three-Month Periods Ended
Market:	June 29, 2012	July 1, 2011
	(In thousands)
Integrated Network Solutions	$2,769,243	$2,840,424
High Velocity Solutions	1,542,716	2,986,068
Industrial & Emerging Industries	1,006,461	1,123,017
High Reliability Solutions	671,124	556,695
	$5,989,544	$7,506,204

Net sales during the three-month period ended June 29, 2012 totaled $6.0 billion, representing a decrease of approximately $1.5 billion, or 20.2%, from $7.5 billion during the three-month period ended July 1, 2011. The decline in net sales was primarily due to a $1.4 billion decrease in the HVS market. The decreased sales in our HVS market is primarily driven as a result of our strategy to rebalance our portfolio mix and move to a 70% to 30% balance between non-HVS and HVS. As a part of this strategy, we exited the ODM PC business during fiscal 2012 which resulted in reduced sales in the HVS market as we realized $661.9 million in revenues during the three-month period ended July 1, 2011.Additionally, we had a reduction in certain consumer products that had higher revenues in the prior year due to new program ramps in that period. Net sales decreased by $1.2 billion in Asia, $0.3 billion in Europe and an insignificant decrease in the Americas.

Our ten largest customers during the three-month periods ended June 29, 2012 and July 1, 2011 accounted for approximately 48% and 55% of net sales, respectively. No customer accounted for greater than 10% of our net sales in the first quarter of fiscal 2013.  Hewlett Packard accounted for greater than 10% of our net sales in the first quarter of fiscal 2012.

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

Gross profit during the three-month period ended June 29, 2012 decreased $42.4 million to $358.3 million, or 6.0% of net sales from $400.8 million, or 5.3% of net sales, during the three-month period ended July 1, 2011. The increase in gross margin, despite lower gross profit is primarily attributable to our product mix. During the three-month period ended June 29, 2012, our sales of products in the HVS market were significantly lower and comprised of a lower percentage of our total revenues, thereby increasing our gross margin as HVS products carry lower margins than the overall Company average.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $191.1 million, or 3.2% of net sales, during the three-month period ended June 29, 2012, decreasing $21.7 million from $212.8 million, or 2.8% of net sales, during the three-month period ended July 1, 2011. The decrease in SG&A in dollars was primarily due to elimination of costs relating to our ODM PC business which we fully exited during fiscal year 2012.  SG&A expenses as a percentage of net sales increased primarily due to the combination of the lower revenues quarterly and the fixed nature of some of our SG&A expenses that are not directly driven by revenue generating activities.

Intangible amortization

Amortization of intangible assets decreased by $4.5 million during the three-month period ended June 29, 2012 to $8.8 million from $13.3 million for the three-month period ended July 1, 2011, primarily due to the use of the accelerated method of amortization for certain customer related intangibles, which results in decreasing expense over time.

Interest and other expense, net

Interest and other expense, net was $9.3 million during the three-month period ended June 29, 2012 compared to $22.2 million during the three-month period ended July 1, 2011, a decrease of $12.9 million that was primarily due to an increase in interest income from certain trade financing instruments combined with reduced interest expenses relating to lower funding costs and lower overall balances on our accounts receivable sales programs and debt.

Income taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 11, “Income Taxes,” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for further discussion.

We have tax loss carryforwards attributable to operations for which we have recognized deferred tax assets.  Our policy is to provide a reserve against those deferred tax assets that in our estimate are not more likely than not to be realized.

The consolidated effective tax rate was 7.8% and 11.2% for the three-month periods ended June 29, 2012 and July 1, 2011, respectively, and varies from the Singapore statutory rate of 17.0% as a result of the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, changes in liabilities for uncertain tax positions, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, Poland and Singapore. We generate most of our revenues and profits from operations outside of Singapore. We currently do not anticipate a significant impact to our fiscal

2013 year effective rate as a result of changes to the mix in revenues and operating profits between taxing jurisdictions.  The effective tax rate for the three-month period ended June 29, 2012 is lower than the effective rate for the three-month period ended July 1, 2011 primarily as a result of changes in the mix of revenues and operating profits between taxing jurisdictions, reversals of valuation allowances and reductions in liabilities for uncertain tax positions which are recorded on a discrete basis in the quarter in which circumstances change and indicate an adjustment to income tax assets or liabilities as required.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2012, we had cash and cash equivalents of approximately $1.3 billion and bank and other borrowings of approximately $2.2 billion. We also have a $1.5 billion revolving credit facility that expires in October 2016.  There were $140 million in borrowings outstanding under the revolving credit facility as of June 29, 2012, which is included in the $2.2 billion of borrowings above.  As of June 29, 2012, we were in compliance with the covenants under each of our existing credit facilities.

Cash provided by operating activities was $45.6 million during the three-month period ended June 29, 2012. This resulted primarily from $128.5 million of net income for the period as adjusted to exclude approximately $111.7 million of non-cash expenses for depreciation, amortization and other impairment charges. Our operating assets and liabilities utilized $194.6 million primarily from a decrease in accounts payable and customer advances, partially off-set by a decrease in inventory.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	June 29, 2012	March 31, 2012	December 31, 2011	September 30, 2011	July 1, 2011

Days in trade accounts receivable	47 days	45 days	43 days	42 days	40 days
Days in inventory	52 days	52 days	48 days	45 days	46 days
Days in accounts payable	69 days	70 days	69 days	67 days	67 days
Cash conversion cycle	30 days	27 days	22 days	20 days	19 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, excluding the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day.  During the three-month period ended June 29, 2012, days in trade accounts receivable increased by 7 days to 47 days compared to the three-month period ended July 1, 2011 primarily due to a decrease in sales during the current quarter as compared to the same quarter in the prior year due primarily to the decline in sales in the HVS market that contained shorter payment terms.  Non-cash accounts receivable sales, or deferred purchase price receivables included in the calculation of days in trade receivables were $513.9 million, $514.9 million, $750.3 million, $1.1 billion, and $681.3 million for the quarters ended June 29, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and July 1, 2011, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 7 of our notes to condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  Days in inventory during the three-month period ended June 29, 2012 increased by 6 days to 52 days, compared to the three-month period ended July 1, 2011 directly due to a decrease in inventory turns. Our inventory turns were negatively impacted by the decline in sales in the HVS market which carry significantly higher inventory turns than our corporate average inventory turns.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. During the three-month period ended June 29, 2012, days in accounts payable increased by 2 days to 69 days compared to the three-month period ended July 1, 2011.

Our average net working capital, defined as accounts receivable plus the deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annualized sales increased to 8.5% for the quarter ended June 29, 2012, compared to 6% for the quarter ended July 1, 2011.

Our cash conversion cycle was calculated as the sum of inventory turns in days and days sales of receivables outstanding less days payable outstanding in accounts payable.  During the three-month period ended June 29, 2012, our cash conversion cycle increased by 11 days to 30 days compared to the three-month period ended July 1, 2011,  due to the factors for each of the components in the calculation discussed above.

Cash used by investing activities amounted to $81.1 million during the three-month period ended June 29, 2012.  This resulted primarily from $104.6 million in net capital expenditures for property and equipment, and $11.9 million relating to purchases of assets held under capital leases, offset by a net cash inflow of $18.8 million from two acquisitions completed during the quarter where we acquired cash in excess of the purchase considerations paid and $16.5 million of proceeds from the sale of our camera modules business during the three-month period ended June 29, 2012.

Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was negative $59.0 million for the three-month period ended June 29, 2012 compared to free cash flow of $23.7 million for the three-month period ended July 1, 2011.  Historically, our first quarter has generated lower free cash flows due to the business cycle. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities.

Cash used in financing activities was $177.5 million during the three-month period ended June 29, 2012, which was primarily the result of our repurchase of approximately 20.4 million of our ordinary shares for an aggregate purchase price of approximately $134.0 million and net repayments of debt of $10.8 million.

Our cash balances are held in numerous locations throughout the world. As of June 29, 2012 and March 31, 2012, substantially all of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $570.0 million as of March 31, 2012). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

The Company’s shareholders approved the repurchase of 10% of its then outstanding ordinary shares at the 2011 Extraordinary General Meeting.  During the three-month period ended June 29, 2012, the Company repurchased approximately 20.4 million shares for an aggregate purchase price of approximately $134.0 million, and retired all of these shares. During the three-month period ended June 29, 2012, the Company reached the maximum number of shares that can be repurchased.  As such, no shares were available to be repurchased as of June 29, 2012 and no additional shares will be available for repurchase until the Company’s shareholders approve a new repurchase mandate at its next Extraordinary General Meeting scheduled for August 30, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2012.  There have been no material changes in our contractual obligations and commitments since March 31, 2012 except as discussed in note 9 to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We sell a designated pool of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold. The deferred purchase price receivable we retain serves as additional credit support to the financial institution and is recorded at its estimated fair value.  The fair value of our deferred purchase price receivable was approximately $513.9 million as of June 29, 2012. For further information see note 7 of our notes to condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 29, 2012 as compared to the fiscal year ended March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 29, 2012, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2012, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in its consolidated balance sheets would not be material to the financial statements as a whole.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2012 through June 29, 2012:

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs (2)
April 1 - May 4, 2012	863,044	$6.74	863,044	$131,515,701
May 5 - June 1, 2012	14,757,604	$6.59	14,757,604	$31,373,357
June 2 - June 29, 2012	4,758,586	$6.49	4,758,586	$—
Total	20,379,234		20,379,234

(1)

During the period from April 1, 2012 through June 29, 2012 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)

The Company’s shareholders approved the repurchase of 10% of its then outstanding ordinary shares at the 2011 Extraordinary General Meeting. During the three-month period ended June 29, 2012, the Company repurchased approximately 20.4 million shares for an aggregate purchase price of approximately $134.0 million, and retired all of these shares. During the three-month period ended June 29, 2012, the Company reached the maximum number of shares that can be repurchased. As such, no shares were available to be repurchased as of June 29, 2012 and no additional shares will be available for repurchase until the Company’s shareholders approve a new repurchase mandate at its next Extraordinary General Meeting scheduled for August 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2012

/s/ Paul Read
Paul Read
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01	Form of Award Agreement under 2010 Deferred Compensation Plan
10.02	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.
10.03	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan dated June 30, 2005.**
10.04	Award Agreement for Paul Humphries under Senior Management Deferred Compensation Plan dated June 30, 2005.
10.05	Jonathan Hoak Offer Letter dated December 8, 2010.
10.06	Summary of Directors’ Compensation
10.07	Description of Annual Incentive Bonus Plan for Fiscal 2013
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

** Incorporated by referenced from Exhibit 10.02 of the Form 10-Q filed August 8, 2007.