Form 10-Q
period 2012-09-28
FLEXTRONICS INTERNATIONAL LTD.
filed 2012-10-26
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2012

Ordinary Shares, No Par Value	663,220,260

FLEXTRONICS INTERNATIONAL LTD.

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — September 28, 2012 and March 31, 2012	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 28, 2012 and September 30, 2011	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Six-Month Periods Ended September 28, 2012 and September 30, 2011	6
	Condensed Consolidated Statements of Cash Flows (unaudited) —Six-Month Periods Ended September 28, 2012 and September 30, 2011	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
Signatures		30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of September 28, 2012, the related condensed consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended September 28, 2012 and September 30, 2011, and the condensed consolidated statements of cash flows for the six-month periods ended September 28, 2012 and September 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

October 26, 2012

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 28, 2012	March 31, 2012
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,561,569	$1,518,329
Accounts receivable, net of allowance for doubtful accounts of $15,028 and $39,071 as of September 28, 2012 and March 31, 2012, respectively	2,400,558	2,593,829
Inventories	3,121,534	3,300,791
Current assets of discontinued operations	19,818	21,642
Other current assets	1,337,766	1,099,959
Total current assets	8,441,245	8,534,550
Property and equipment, net	2,179,297	2,076,442
Goodwill and other intangible assets, net	299,934	159,924
Long-term assets of discontinued operations	6,692	41,417
Other assets	262,100	221,471
Total assets	$11,189,268	$11,033,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$218,955	$42,467
Accounts payable	4,208,471	4,294,873
Accrued payroll	379,407	345,337
Current liabilities of discontinued operations	19,521	24,854
Other current liabilities	1,597,969	1,580,654
Total current liabilities	6,424,323	6,288,185
Long-term debt and capital lease obligations, net of current portion	1,876,756	2,157,798
Other liabilities	435,246	303,842
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, no par value; 717,364,229 and 733,979,527 issued, and 667,124,874 and 683,740,173 outstanding as of September 28, 2012 and March 31, 2012, respectively	8,187,184	8,292,370
Treasury shares, at cost; 50,239,355 shares as of September 28, 2012 and March 31, 2012	(388,215)	(388,215)
Accumulated deficit	(5,300,720)	(5,579,739)
Accumulated other comprehensive loss	(45,306)	(40,437)
Total shareholders’ equity	2,452,943	2,283,979
Total liabilities and shareholders’ equity	$11,189,268	$11,033,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$6,174,841	$8,008,428	$12,150,836	$15,503,716
Cost of sales	5,808,069	7,635,910	11,426,707	14,730,422
Gross profit	366,772	372,518	724,129	773,294
Selling, general and administrative expenses	192,183	210,378	382,527	422,198
Intangible amortization	7,265	11,459	15,074	23,580
Interest and other expense (income), net	(10,450)	1,419	335	23,668
Income from continuing operations before income taxes	177,774	149,262	326,193	303,848
Provision for income taxes	17,321	15,313	28,971	32,594
Income from continuing operations	160,453	133,949	297,222	271,254
Loss from discontinued operations, net of tax	(9,906)	(4,069)	(18,203)	(9,399)
Net income	$150,547	$129,880	$279,019	$261,855
Earnings per share:
Income from continuing operations:
Basic	$0.24	$0.19	$0.44	$0.37
Diluted	$0.24	$0.18	$0.44	$0.36
Loss from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Net income:
Basic	$0.23	$0.18	$0.42	$0.36
Diluted	$0.22	$0.18	$0.41	$0.35
Weighted-average shares used in computing per share amounts:
Basic	666,265	722,208	670,816	734,485
Diluted	678,086	731,049	683,171	745,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
	(Unaudited)
Net income	$150,547	$129,880	$279,019	$261,855
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	21,135	(35,830)	(10,972)	(35,757)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	22,218	(37,347)	6,103	(44,144)
Comprehensive income	$193,900	$56,703	$274,150	$181,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 28, 2012	September 30, 2011
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$279,019	$261,855
Depreciation, amortization and other impairment charges	229,700	237,498
Changes in working capital and other	19,126	(62,473)
Net cash provided by operating activities	527,845	436,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(264,471)	(260,703)
Proceeds from the disposition of property and equipment	19,275	23,760
Acquisition of businesses, net of cash acquired	7,834	(21,426)
Proceeds from divestiture of business, net of cash held in divested business	16,472	—
Other investing activities, net	(58,077)	2,408
Net cash used in investing activities	(278,967)	(255,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	160,185	1,616,545
Repayments of bank borrowings, long-term debt and capital lease obligations	(272,211)	(1,620,748)
Payments for repurchase of ordinary shares	(134,014)	(306,057)
Net proceeds from issuance of ordinary shares	10,636	6,230
Other financing activities, net	31,273	—
Net cash used in financing activities	(204,131)	(304,030)
Effect of exchange rates on cash and cash equivalents	(1,507)	(29,651)
Net increase (decrease) in cash and cash equivalents	43,240	(152,762)
Cash and cash equivalents, beginning of period	1,518,329	1,748,471
Cash and cash equivalents, end of period	$1,561,569	$1,595,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE COMPANY

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company’s operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a leading global provider of vertically-integrated advanced design, manufacturing and services to original equipment manufacturers (“OEMs”) of a broad range of electronic products in the following markets: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions (“HVS”), which includes our mobile devices business, including smart phones, consumer electronics, including game consoles, high-volume computing business, including notebook personal computing (“PC”), tablets, printers, and our original design manufacturing (“ODM”) PC business which we exited in fiscal 2012; Industrial and Emerging Industries (“IEI”), which is comprised of our white goods, equipment, and emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses. The Company’s strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain services through which the Company can design, build, ship and service a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle.

The Company’s service offerings include rigid and flexible printed circuit board fabrication, systems assembly and manufacturing (including enclosures, testing services, materials procurement and inventory management), logistics, after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions and component product offerings. Additionally, the Company provides a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers.

2.  SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2012 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013.

The first quarter for fiscal 2013 and fiscal 2012 ended on June 29, 2012 and July 1, 2011, respectively. The second quarter for fiscal 2013 and fiscal 2012 ended on September 28, 2012 and September 30, 2011, respectively.  The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year.

The Company recognized a $23.0 million gain as a component of interest and other expense (income), net in the three-month period ended September 28, 2012 for the cumulative fair value adjustment of the Company’s warrants to purchase common shares of a supplier.  These fully-vested warrants, which are derivative instruments, are to be fair valued at each reporting date with gains or losses from changes in fair value recognized in the statements of operations. The gain from changes in fair value recognized in the three-month period ended September 28, 2012 includes an out-of-period adjustment of $12.8 million and the six-month period ended September 28, 2012 includes an out-of-period adjustment of $5.7 million.  Management believes the impact of the error is not material to current or prior fiscal periods.

During the second quarter of fiscal 2013, the Company finalized a plan to sell a non-core business. An agreement was entered into on October 15, 2012, and the sale is expected to close in fiscal 2013.

During the first quarter of fiscal 2013, the Company finalized the sale of certain assets of its Vista Point Technologies camera modules business, including intellectual property and the China-based manufacturing operations to Tessera Technologies, Inc. (“Tessera Technologies”), and DigitalOptics Corporation, a wholly-owned subsidiary of Tessera Technologies.

In accordance with the accounting guidance, these non-core businesses represent separate asset groups and the divestitures qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented as applicable.

For the six-month period ended September 30, 2011, approximately $902.2 million of proceeds from bank borrowings and repayment of bank borrowings, related to certain short-term facilities, were previously reflected on a gross basis in the condensed consolidated statements of cash flows. These amounts should have been reflected on a net basis in “repayment of bank borrowings, long-term debt and capital lease obligations” and have been corrected in the accompanying condensed consolidated statements of cash flows. The correction had no net impact on total cash used in financing activities.  This error had no impact on current year cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

	As of	As of
	September 28, 2012	March 31, 2012
	(In thousands)
Cash and bank balances	$1,245,634	$1,174,423
Money market funds and time deposits	315,935	343,906
	$1,561,569	$1,518,329

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	September 28, 2012	March 31, 2012
	(In thousands)
Raw materials	$1,955,335	$1,952,358
Work-in-progress	498,034	537,753
Finished goods	668,165	810,680
	$3,121,534	$3,300,791

Other Current Assets / Other Assets

Other current assets includes approximately $458.1 million and $514.9 million as of September 28, 2012 and March 31, 2012, respectively, for the deferred purchase price receivable from our Global and North American Asset-Backed Securitization programs (see note 8).  Additionally, as of September 28, 2012, $224.3 million was included in other current assets related to customer specific manufacturing assets financed by a third party banking institution on behalf of one of our customers as discussed further in note 10 to the condensed consolidated financial statements.

As discussed further under the basis of presentation and principles of consolidation, the Company recognized a $23.0 million gain for the fair value adjustment of the Company’s warrants to purchase common shares of a supplier.  The fair value of the warrants is included in other assets on the condensed consolidated balance sheet as of September 28, 2012.

Property and Equipment

Depreciation expense associated with property and equipment was approximately $98.3 million and $198.2 million for the three-month and six-month periods ended September 28, 2012, respectively, and $101.7 million and $201.0 million for the three-month and six-month periods ended September 30, 2011, respectively.

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the six-month period ended September 28, 2012:

Amount
(In thousands)
Balance, beginning of the year	$101,670
Acquisitions (1)	68,319
Foreign currency translation adjustments	(379)
Balance, end of the quarter	$169,610

(1)                  The amount is attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. See note 10 to the condensed consolidated financial statements for additional information.

The components of acquired intangible assets are as follows:

	As of September 28, 2012			As of March 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$243,581	$(212,307)	$31,274	$243,681	$(199,238)	$44,443
Licenses and other intangibles	110,737	(11,687)	99,050	22,740	(8,929)	13,811
Total	$354,318	$(223,994)	$130,324	$266,421	$(208,167)	$58,254

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During the three-month period ended September 28, 2012, the Company recognized a charge for impairment of customer-related intangible assets with a net carrying amount of $10.0 million, which is included in the results from discontinued operations, in connection with the non-core business expected to be divested during fiscal 2013 based on the carrying value of net assets and the expected sale proceeds.  During the first fiscal quarter of 2013, the value of intangible assets increased by $88.0 million relating to a license agreement for exclusive manufacturing rights and certain manufacturing technologies and processes in connection with an acquisition as more fully described in note 10 to the condensed consolidated financial statements.  Total intangible amortization expense was $8.1 million and $15.9 million during the three-month and six-month periods ended September 28, 2012, respectively, of which $0.8 million was recorded in cost of sales during the quarter ended September 28, 2012 in connection with the aforementioned acquisition.  Total intangible amortization expense was $11.5 million and $23.6 million during the three-month and six-month periods ended September 30, 2011, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Total
(In thousands)
2013 (1)	$25,793
2014	45,030
2015	48,394
2016	7,809
2017	1,959
Thereafter	1,339
Total amortization expense	$130,324

(1)       Represents estimated amortization for the six-month period ending March 31, 2013.

Other Current Liabilities

Other current liabilities include customer working capital advances amounting to $210.8 million and $326.6 million and deferred revenue amounting to $231.1 million and $329.6 million as of September 28, 2012 and March 31, 2012, respectively. Additionally, as of September 28, 2012, $197.5 million was included in other current liabilities related to customer specific assets financed by a third party banking institution on behalf of one of our customers as discussed further in note 10 to the condensed consolidated financial statements.

3.  SHARE-BASED COMPENSATION

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Cost of sales	$1,058	$2,293	$2,515	$4,307
Selling, general and administrative expenses	7,316	11,955	15,677	22,218
Total stock-based compensation expense	$8,374	$14,248	$18,192	$26,525

Total unrecognized compensation expense related to share options is $2.7 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.3 years. As of September 28, 2012, the number of options outstanding and exercisable was 37.6 million and 36.4 million, respectively, at weighted-average exercise prices of $7.98 and $8.02 per share, respectively.

During the six-month period ended September 28, 2012, the Company granted 8.9 million unvested share bonus awards at an average grant date price of $6.79 per share, under its 2010 Equity Incentive Plan.  Of this amount, approximately 2.2 million represents the target amount of grants made to certain key employees whereby vesting is contingent on a certain market condition.  The number of shares that ultimately will vest are based on a measurement of Flextronics’s total shareholder return against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met. The number of shares issued can range from zero to 4.4 million.  The average grant-date fair value of these awards was estimated to be $7.64 per share and was calculated using a Monte Carlo simulation.  As of September 28, 2012, approximately 22.3 million of unvested share bonus awards were outstanding, of which vesting for 4.4 million is contingent on meeting the certain market condition above. The number of shares issued can range from zero to 7.6 million based on the achievement levels of the targeted market condition.

As of September 28, 2012, total unrecognized compensation expense related to unvested share bonus awards is $90.2 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.9 years. Approximately $11.7 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting a certain market condition, as discussed above.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income from continuing and discontinued operations per share:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except per share amounts)
Basic earnings from continuing and discontinued operations per share:
Income from continuing operations	$160,453	$133,949	$297,222	$271,254
Loss from discontinued operations	$(9,906)	$(4,069)	$(18,203)	$(9,399)
Net income	$150,547	$129,880	$279,019	$261,855
Shares used in computation:
Weighted-average ordinary shares outstanding	666,265	722,208	670,816	734,485

Basic earnings from continuing operations per share	$0.24	$0.19	$0.44	$0.37
Basic loss from discontinued operations per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Basic earnings per share	$0.23	$0.18	$0.42	$0.36

Diluted earnings from continuing and discontinued operations per share:
Income from continuing operations	$160,453	$133,949	$297,222	$271,254
Loss from discontinued operations	$(9,906)	$(4,069)	$(18,203)	$(9,399)
Net income	$150,547	$129,880	$279,019	$261,855
Shares used in computation:
Weighted-average ordinary shares outstanding	666,265	722,208	670,816	734,485
Weighted-average ordinary share equivalents from stock options and awards (1)	11,821	8,841	12,355	10,951
Weighted-average ordinary shares and ordinary share equivalents outstanding	678,086	731,049	683,171	745,436

Diluted earnings from continuing operations per share	$0.24	$0.18	$0.44	$0.36
Diluted loss from discontinued operations per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Diluted earnings per share	$0.22	$0.18	$0.41	$0.35

(1)       Ordinary share equivalents from share options to purchase approximately 20.4 million shares and 27.4 million shares outstanding during the three-month periods ended September 28, 2012 and September 30, 2011, respectively, and 21.6 million shares and 26.8 million shares outstanding during the six-month periods ended September 28, 2012 and September 30, 2011, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

5. BANK BORROWINGS, LONG-TERM DEBT & CAPITAL LEASE OBLIGATIONS

Bank borrowings and long-term debt are as follows:

	As of	As of
	September 28, 2012	March 31, 2012
	(In thousands)
Term Loan, including current portion, due in installments through October 2014	$1,173,425	$1,179,595
New Term Loan, including current portion, due in installments through October 2016	531,250	487,500
Asia Term Loans	376,000	377,000
Outstanding under revolving line of credit	—	140,000
Other	4,763	4,578
	2,085,438	2,188,673
Current portion	(215,840)	(39,340)
Non-current portion	$1,869,598	$2,149,333

New Term Loan due October 2016

On September 28, 2012, the Company increased the limit on its New Term Loan maturing in October 2016 by $50.0 million and borrowed the entire incremental amount.

Asia Term Loans

As of September 28, 2012, there were $376.0 million in borrowings outstanding under the Company’s Asia term loans, of which $174.0 million will be due in September 2013.  Accordingly, this amount is classified as bank borrowings, current portion of long-term debt and capital leases on the condensed consolidated balance sheet as of September 28, 2012.

Revolving Line of Credit

During the quarter ended September 28, 2012, the Company repaid all amounts outstanding under its $1.5 billion revolving line of credit facility.

6. INTEREST AND OTHER EXPENSE (INCOME), NET

During the three-month and six-month periods ended September 28, 2012, the Company recognized interest expense of $15.5 million and $31.3 million, respectively, on its debt obligations outstanding during the period. During the three-month and six-month periods ended September 30, 2011, the Company recognized interest expense of $16.6 million and $32.9 million, respectively.

During the three-month and six-month periods ended September 28, 2012, the Company recognized interest income of $4.8 million and $11.8 million, respectively. During the three-month and six-month periods ended September 30, 2011, the Company recognized interest income of $4.7 million and $8.0 million, respectively.

During the three-month and six-month periods ended September 28, 2012, the Company recognized gains on foreign exchange transactions of $2.8 million and $7.6 million, respectively.  During the three-month and six-month periods ended September 30, 2011, the Company recognized gains on foreign exchange transactions of $16.1 million and $21.7 million, respectively.

During the three-month and six-month periods ended September 28, 2012, the Company recognized a gain of $23.0 million for the fair value adjustment of the Company’s warrants to purchase common shares of a supplier as discussed in note 2.

7.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of September 28, 2012, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $3.2 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,904,030	—	$460,789	$—
EUR	20,599	9,729	26,479	12,420
HUF	13,818,000	—	62,350	—
ILS	153,600	—	39,089	—
MXN	1,499,900	—	116,774	—
MYR	386,600	—	125,662	—
SGD	46,700	—	38,026	—
Other	N/A	N/A	63,918	500
			933,087	12,920
Other Forward/Swap Contracts
BRL	34,900	54,200	17,140	26,618
CAD	34,417	44,470	35,095	45,449
CNY	932,472	931,248	148,000	148,000
EUR	388,999	198,361	500,165	254,416
GBP	14,536	34,690	23,443	56,187
HUF	5,394,500	5,502,300	24,341	24,828
JPY	6,412,466	3,371,577	82,528	43,192
MXN	701,555	216,920	54,619	16,888
MYR	187,020	40,250	60,790	13,083
SEK	2,371,420	756,283	360,346	114,776
SGD	31,163	4,385	25,375	3,571
Other	N/A	N/A	111,576	35,227
			1,443,418	782,235

Total Notional Contract Value in USD			$2,376,505	$795,155

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other expense (income), net in the condensed consolidated statements of operations.  Gains or losses from fair value adjustments for these instruments are designed to offset losses and gains from the Company’s revaluation of monetary assets and liabilities denominated in a non-functional currency. As of September 28, 2012 and March 31, 2012, the Company also has included net deferred gains and losses, respectively, in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred gains as of September 28, 2012 are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other expense (income), net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments located on the condensed consolidated balance sheets utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 28,	March 31,	Balance Sheet	September 28,	March 31,
	Location	2012	2012	Location	2012	2012
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$16,631	$10,075	Other current liabilities	$1,563	$1,905

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$7,711	$10,894	Other current liabilities	$5,367	$6,200

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

Servicing fees recognized during the three-month and six-month periods ended September 28, 2012 and September 30, 2011 were not material and are included in interest and other expense (income), net within the condensed consolidated statements of operations.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of September 28, 2012, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $575.6 million and deferred purchase price receivables of approximately $458.1 million.  As of March 31, 2012, approximately $1.1 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $556.8 million and deferred purchase price receivables of approximately $514.9 million.  The deferred purchase price receivables are included in other current assets as of September 28, 2012 and March 31, 2012, and were carried at the expected recovery amount of the related receivables.  The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other expense (income), net in the condensed consolidated statements of operations; such amounts were $1.8 million and $3.5 million for the three-month and six-month periods ended September 28, 2012, respectively, and $3.0 million and $6.3 million for the three-month and six-month periods ended September 30, 2011.

As of September 28, 2012 and March 31, 2012, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the six-month periods ended September 28, 2012 and September 30, 2011, cash flows from sales of receivables under the ABS Programs consisted of approximately $1.9 billion and $2.4 billion for transfers of receivables, respectively (of which approximately $0.3 billion and $0.2 billion, respectively represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Beginning balance	$513,907	$681,348	$514,895	$459,994
Transfers of receivables	835,538	1,768,462	1,715,482	2,883,576
Collections	(891,360)	(1,377,149)	(1,772,292)	(2,270,909)
Ending balance	$458,085	$1,072,661	$458,085	$1,072,661

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $181.7 million and $110.5 million as of September 28, 2012 and March 31, 2012, respectively. For the six-month periods ended September 28, 2012 and September 30, 2011, total accounts receivable sold to certain third party banking institutions was approximately $622.3 million and $1.0 billion, respectively. The loss on sales of accounts receivables sold was not material for the three and six month periods ended September 28, 2012 and September 30, 2011.  The receivables that were sold were removed from the condensed consolidated balance sheets and were reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The Company has deferred compensation plans for its officers and certain other employees.  Deferred amounts under the plans are invested in hypothetical investments selected by the participant or the participant’s investment manager.  The Company’s deferred compensation plan assets are included in other noncurrent assets on the condensed consolidated balance sheets and primarily include investments in equity securities that are valued using active market prices.

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

The Company values deferred purchase price receivables relating to its Asset-Backed Securitization Program based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor and due to its high credit quality and short term maturity their fair value approximates carrying value.  Significant increases in either of the significant unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, but is insignificant. The interrelationship between these inputs is also insignificant.  Refer to note 8, Trade Receivable Securitization, for a reconciliation of the change in the deferred purchase price receivable during the six-month periods ended September 28, 2012 and September 30, 2011.

As discussed in note 2, the Company has warrants to purchase up to 1.35 million shares of the common stock of a certain supplier at a weighted-average price of $7.33 per share.  The warrants expire on May 18, 2018.  The Company values these warrants based on the Black-Scholes option-valuation model using unobservable inputs classified as level 3 in the fair value hierarchy.  For the quarter ended September 28, 2012 the Company used the following assumptions to fair value these warrants:

As of September 28, 2012
Remaining life	5.6 years
Volatility	55%
Dividend yield	0%
Risk-free rate	0.75%

The Company recognized $23.0 million for the fair value adjustment of these warrants during the three-month and six-month periods ended September 28, 2012.  There were no other additions or changes in the valuation of these warrants during the above periods.

There were no transfers between levels in the fair value hierarchy during the three-month and six-month periods ended September 28, 2012 and September 30, 2011.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 28, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$315,935	$—	$315,935
Deferred purchase price receivable (Note 8)	—	—	458,085	458,085
Foreign exchange forward contracts (Note 7)	—	24,342	—	24,342
Available for sale investments	5,056	—	—	5,056
Warrants to purchase common shares (Note 2)	—	—	23,000	23,000
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	3,049	54,800	—	57,849
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(6,930)	$—	$(6,930)

	Fair Value Measurements as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$343,906	$—	$343,906
Deferred purchase price receivable (Note 8)	—	—	514,895	514,895
Foreign exchange forward contracts (Note 7)	—	20,969	—	20,969
Available for sale investments	5,994	—	—	5,994
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	3,411	54,241	—	57,652
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(8,105)	$—	$(8,105)

Other financial instruments

The following table presents the Company’s liabilities not carried at fair value:

	As of September 28, 2012		As of March 31, 2012
	Carrying	Fair	Carrying	Fair	Fair Value
	Amount	Value	Amount	Value	Hierarchy
	(In thousands)
Term loan dated October 1, 2007	$1,173,425	$1,167,599	$1,179,595	$1,171,959	Level 1
Term loan dated October 19, 2011	531,250	530,586	487,500	482,625	Level 1
Asia term loans	376,000	374,133	377,000	374,394	Level 2
Revolving credit facility	—	—	140,000	140,000	Level 2
Total	$2,080,675	$2,072,318	$2,184,095	$2,168,978

Revolving credit facility - The carrying amount, if any, approximates fair value due to the short term nature of the interest rates underlying any borrowings under this facility, though the facility itself is available to the Company on a long term basis.

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

Assets held for sale

As of September 28, 2012 and March 31, 2012, assets that were no longer in use and held for sale totaled approximately $17.0 million and $16.7 million, respectively, excluding assets that have been identified as relating to discontinued operations as discussed further in note 13.  The assets held for sale primarily represent manufacturing facilities that have been closed as part of the Company’s historical facility consolidations. These assets are recorded at the lesser of carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs).  There were no material fair value adjustments or other transfers between levels in the fair value hierarchy for these assets during the three-month and six-month periods ended September 28, 2012 and September 30, 2011.

10. BUSINESS AND ASSET ACQUISITIONS

Business Acquisitions

During the six-month period ended September 28, 2012, the Company completed three acquisitions that were not individually, nor in the aggregate, significant to the Company’s consolidated financial position, results of operations and cash flows. The total consideration, which was paid in cash for these acquisitions and earn outs related to certain prior period acquisitions amounted to $72.3 million. The total amount of cash acquired from these acquisitions amounted to $80.1 million, resulting in net cash of $7.8 million acquired from these acquisitions during the six-month period ended September 28, 2012. One of the acquired businesses expanded the Company’s capabilities primarily in the medical and defense markets; another acquired business will support the hardware product manufacturing needs of an existing customer in the technology industry; and the other acquired business will expand the Company’s capabilities primarily in the LED design and manufacturing market. The Company primarily acquired cash, inventory and certain other manufacturing assets and recorded goodwill of $68.3 million in connection with these acquisitions.

In connection with one of the acquisitions during the first fiscal quarter of 2013, the Company acquired certain manufacturing assets that were purchased by the acquired company on behalf of an existing customer and will be continued to be used exclusively for the benefit of this customer. These assets are financed by a third party banking institution acting as an agent of the customer under an agreement, the terms of which reset annually.  The Company can settle the obligation related to these assets by returning the respective assets to the customer and will not be required to pay cash by either the customer or the third party banking institution to settle the obligation.  Accordingly, these assets amounting to $224.3 million and the liability amounting to $197.5 million have been included in other current assets and other current liabilities, respectively as of September 28, 2012.  The cash flows relating to the purchase of assets by the Company on behalf of the customer amounting to $59.1 million has been included in other investing cash flows for the six month period ended September 28, 2012.  Net cash inflows amounting to $31.3 million relating to the funding of these assets by the customer has been included as other financing activities cash flows during the six month period ended September 28, 2012.  In conjunction with this acquisition, the Company is amending its current manufacturing services agreement with the customer to include a license agreement for exclusive manufacturing rights and access to certain manufacturing technologies and processes.  In consideration for this license, the Company is obligated to pay the customer $88.0 million representing the estimated fair value of the license.  The obligation will be reduced over the term of the service arrangement as product is manufactured on behalf of the customer, and if a certain minimum number of products are manufactured over the term of the customer arrangement the $88.0 million obligation will be fully satisfied.

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

The goodwill generated from the Company’s business combinations completed during the six-month period ended September 28, 2012 is primarily related to expected synergies. The goodwill is not deductible for income tax purposes.

The condensed consolidated financial statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six-month period ended September 28, 2012 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

11.  COMMITMENTS AND CONTINGENCIES

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

12.  SHARE REPURCHASES

The Company’s Board of Directors, on September 13, 2012, authorized the repurchase of up to 10% of the Company’s outstanding ordinary shares which was approved by the Company’s shareholders at the 2012 Extraordinary General Meeting held on August 30, 2012. Share repurchases by the Company under the share repurchase plans are subject to an aggregate limit of 10% of the Company’s ordinary shares outstanding as of the date of the 2012 Extraordinary General Meeting.  No share repurchases were made under this repurchase plan during the three-month period ended September 28, 2012.

During the first fiscal quarter of 2013, the Company repurchased the entire remaining amount under the plan that was approved by the Company’s Board of Directors on December 7, 2011, or approximately 20.4 million shares for an aggregate purchase price of approximately $134.0 million, and retired all of these shares.

13.  DISCONTINUED OPERATIONS

During the second quarter of fiscal 2013, the Company finalized a plan to sell a non-core business. An agreement was entered into on October 15, 2012 to sell this business for a total expected sale price of $8.4 million. The divestiture is expected to close in fiscal 2013.  During the three-month period ended September 28, 2012, the Company recognized a charge for impairment of customer-related intangible assets with a carrying value of $10.0 million in connection with the expected sale of this business based on the carrying value of net assets and the expected sale proceeds; this impairment charge is included in intangible amortization expenses relating to results from discontinued operations.

During the first quarter of 2013, the Company finalized the sale of certain assets of its Vista Point Technologies camera modules business, including intellectual property and the China-based manufacturing operations to Tessera Technologies and DigitalOptics Corporation, a wholly-owned subsidiary of Tessera Technologies.  Total proceeds received from the sale of this business was $16.5 million and the Company recognized a loss on sale of this business of $4.7 million, which is included in interest and other expense (income), net in the results from discontinued operations during the six-month period ended September 28, 2012.

In accordance with the accounting guidance, these non-core businesses qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented as applicable.

The results from discontinued operations were as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Net sales	$15,767	$35,914	$32,013	$88,376
Cost of sales	14,415	33,046	34,305	86,063
Gross profit (loss)	1,352	2,868	(2,292)	2,313
Selling, general and administrative expenses	760	3,691	1,927	7,786
Intangibles amortization	9,969	3,081	11,000	4,263
Interest and other expense (income), net	520	48	3,948	(27)
Loss before income taxes	(9,897)	(3,952)	(19,167)	(9,709)
Provision for (benefit from) income taxes	9	117	(964)	(310)
Net loss of discontinued operations	$(9,906)	$(4,069)	$(18,203)	$(9,399)

The current and non-current assets and liabilities of discontinued operations were as follows:

	As of	As of
	September 28, 2012	March 31, 2012
	(In thousands)
Accounts receivable, net	$10,752	$9,222
Inventories	7,970	11,002
Other current assets	1,096	1,418
Total current assets of discontinued operations	$19,818	$21,642

Property and equipment, net	$6,652	$30,377
Goodwill and other intangibles, net	—	11,000
Other assets	40	40
Total non-current assets of discontinued operations	$6,692	$41,417

Accounts payable	$14,696	$14,455
Other current liabilities	4,825	10,399
Total current liabilities of discontinued operations	$19,521	$24,854

There were no assets or liabilities attributable to the divested camera modules business as of September 28, 2012 as the divestiture was completed in June 2012.

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

OVERVIEW

We are a leading global provider of vertically-integrated advanced design, manufacturing and services to OEMs of a broad range of electronics products in the following markets: HRS, which is comprised of our medical, automotive, and defense and aerospace businesses; HVS, which includes our mobile devices business, including smart phones, consumer electronics, including game consoles, high-volume computing business, including notebook PC, tablets, printers, and our ODM PC business which we exited in fiscal 2012; IEI, which is comprised of our white goods, equipment, and emerging industries businesses; and INS, which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

We provide a full range of vertically-integrated global supply chain services through which we can design, build, ship and service a complete packaged product for our customers. Customers leverage our services to meet their product requirements throughout the entire product life cycle. Our vertically-integrated service offerings include: design services; rigid printed circuit board and flexible circuit board fabrication; systems assembly and manufacturing; logistics; after-sales services; supply chain management software solutions and component product offerings such as power supplies for computing and other electronic devices.

We use a portfolio management approach to manage our extensive service offering. As our OEM customers change in the way they go to market, we reorganize and rebalance our business portfolio in order to align with our customers and to optimize our operating results. As part of our portfolio management strategy, we have decreased the percentage of our revenue from our HVS businesses, which has lower margins with our exit from our ODM PC business and a reduction of concentration of business with a well known smart phone OEM, and increased the percentage of our revenue from our more complex and higher margin non-HVS businesses. For the six-month period ended September 28, 2012, the impact from our exit of our ODM PC business and the reduction of business with our largest smart phone OEM has resulted in shifting the mix of our revenue to comprise a greater proportion of non-HVS businesses, which has resulted in expanded margins.

During fiscal 2013, we have launched multiple new programs broadly across our portfolio of services, and, in some instances, we are deploying new technologies.  These new programs continue to increase in complexity in order to provide competitive advantages to our customers.  We anticipate these programs ramping to an increase in volume production in early fiscal 2014.  Until we achieve higher levels of revenue, we expect that our gross margin and operating margin may be negatively impacted as profitability normally lags revenue growth due to incremental start-up costs, operational inefficiencies, under-absorbed overhead costs and lower manufacturing program volumes while in the ramp phase.  We expect that our margins will improve over time as the revenue increases due to increased volumes for these programs.

In October 2012, the Company entered into an agreement to sell a non-core business, which is expected to close in fiscal 2013.  We expect to receive approximately $8.4 million in total proceeds from the sale.  Additionally, in the first quarter of fiscal 2013, the Company finalized the sale of certain assets of its Vista Point Technologies camera modules business, including intellectual property and the China-based manufacturing operations to Tessera Technologies, and DigitalOptics Corporation, a wholly-owned subsidiary of Tessera Technologies.  The total proceeds received on the sale of this business amounted to $16.5 million.

The Company has reported the results of operations and financial position of these non-core businesses as discontinued operations within the condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented as applicable. Loss from discontinued operations, net of tax, was $9.9 million and $18.2 million during the three-month and six-month periods ended September 28, 2012. The loss from discontinued operations for the second quarter of fiscal 2013 includes $10.0 million for impairment of customer-related intangible assets for the non-core business that will be divested in fiscal 2013 based on the carrying value of net assets and the expected sale proceeds of $8.4 million. The results of operations for the six-month period ended September 28, 2012 include $4.7 million for the loss on the sale of the camera modules business during the first quarter of fiscal 2013, which was primarily in connection with the value of fixed assets sold compared to the gross proceeds received from the sale.  The data below, and discussion that follows, represent our results from continuing operations.

We are one of the world’s largest EMS providers, with revenues of $12.2 billion during the six-month period ended September 28, 2012, and $29.4 billion in fiscal year 2012.  As of March 31, 2012, our total manufacturing capacity was approximately 26.7 million square feet.  We design, build, ship and service electronics products for our customers through a network of facilities in over 30 countries across four continents.  The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended		Six-Month Periods Ended
Net sales:	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
China	$2,120,278	$3,363,599	$4,038,941	$6,526,388
Mexico	883,852	1,022,940	1,810,001	1,890,712
U.S	656,243	779,341	1,295,772	1,510,964
Malaysia	657,756	669,271	1,344,423	1,311,313
Hungary	379,981	571,794	716,953	1,147,677
Other	1,476,731	1,601,483	2,944,746	3,116,662
	$6,174,841	$8,008,428	$12,150,836	$15,503,716

	As of	As of
Property and equipment, net:	September 28, 2012	March 31, 2012
	(In thousands)
China	$862,152	$840,032
Mexico	307,433	309,325
Malaysia	208,034	170,990
U.S	157,752	132,944
Hungary	121,033	130,458
Other	522,893	492,693
	$2,179,297	$2,076,442

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

•             changes in the macro-economic environment and related changes in consumer demand;

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

•             our components offerings which have required that we make substantial investments in the resources necessary to design and develop these products;

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

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.1	95.4	94.0	95.0
Gross profit	5.9	4.6	6.0	5.0
Selling, general and administrative expenses	3.1	2.6	3.2	2.7
Intangible amortization	0.1	0.1	0.1	0.2
Interest and other expense (income), net	(0.2)	—	0.2	0.2
Income from continuing operations before income taxes	2.9	1.9	2.5	1.9
Provision for income taxes	0.3	0.2	0.2	0.2
Income from continuing operations	2.6	1.7	2.3	1.7
Loss from discontinued operations, net of tax	(0.2)	(0.1)	(0.2)	(0.1)
Net income	2.4%	1.6%	2.1%	1.6%

Net sales

The following table sets forth net sales by market:

	Three-Month Periods Ended		Six-Month Periods Ended
Market:	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands)
Integrated Network Solutions	$2,725,825	$2,986,584	$5,494,596	$5,826,523
High Velocity Solutions	1,798,722	3,489,822	3,338,423	6,474,960
Industrial & Emerging Industries	993,119	965,892	1,990,759	2,080,156
High Reliability Solutions	657,175	566,130	1,327,058	1,122,077
	$6,174,841	$8,008,428	$12,150,836	$15,503,716

Net sales during the three-month period ended September 28, 2012 totaled $6.2 billion, representing a decrease of approximately $1.8 billion, or 22.9%, from $8.0 billion during the three-month period ended September 30, 2011. The decline in net sales was primarily due to a $1.7 billion decrease in the HVS market, directly as a result of our strategy to rebalance our portfolio mix. As a part of this strategy, we exited the ODM PC business during fiscal 2012, which resulted in approximately $0.8 billion reduction of sales, and reduced our concentration of business with a well known smart phone OEM, which resulted in approximately $0.5 billion reduction of sales as compared with the three-month period ended September 30, 2011. The remainder of the decrease in net sales is driven by reduced revenue broadly across our top customers, primarily those in our Integrated Network Solutions business, due to the weakened macro-economic environment and market conditions that has led to weak demand. Net sales decreased by $1.3 billion in Asia, $0.3 billion in the Americas, and $0.2 billion in Europe.

Net sales during the six-month period ended September 28, 2012 totaled $12.2 billion, representing a decrease of approximately $3.3 billion, or 21.6%, from $15.5 billion during the six-month period ended September 30, 2011. The decline in net sales was primarily due to a $3.1 billion decrease in the HVS market. Our exit from the ODM PC business during fiscal 2012 resulted in a $1.4 billion reduction of sales. Further, the decrease in our concentration of business with a well known smart phone OEM resulted in an approximately $0.8 billion reduction of sales in the HVS market as compared with the six-month period ended September 30, 2011. The remainder of the decrease in net sales was due to a weakened macro-economic environment that has led to a decrease in demand. Net sales decreased by $2.5 billion in Asia and $0.4 billion each in the Americas and Europe.

Our ten largest customers during the three-month and six-month periods ended September 28, 2012 accounted for approximately 49% and 48% of net sales, respectively. No customer accounted for greater than 10% of our net sales during the three-month and six-month periods ended September 28, 2012 as a direct result of our portfolio rebalance activities.  Our ten largest customers during the three-month and six-month periods ended September 30, 2011 accounted for approximately 59% and 57% of net sales, respectively.  Hewlett Packard accounted for greater than 10% of our net sales in both periods, and Research In Motion accounted for greater than 10% of our net sales during the three-month period ended September 30, 2011.

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

Gross profit during the three-month period ended September 28, 2012 decreased $5.7 million to $366.8 million, or 5.9% of net sales from $372.5 million, or 4.6% of net sales, during the three-month period ended September 30, 2011. Gross profit during the six-month period ended September 28, 2012 decreased $49.2 million to $ 724.1 million, or 6.0% of net sales from $773.3 million, or 5.0% of net sales, during the six-month period ended September 30, 2011. Despite the lower gross profit, the Company has experienced increases in its gross margin primarily attributable to a more favorable product mix. During the three-month and six-month periods ended September 28, 2012, our sales of products in the HVS market were significantly lower and comprised of a lower percentage of our total revenues, thereby increasing our gross margin as HVS products carry lower margins than the overall margins on the non-HVS business.  In addition, the prior year three-month and six-month periods reflected the absorption of unfavorable manufacturing period costs and costs incurred for right-sizing activities associated with certain product transitions that had negatively impacted the gross margins.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $192.2 million, or 3.1% of net sales, during the three-month period ended September 28, 2012, decreasing $18.2 million from $210.4 million, or 2.6% of net sales, during the three-month period ended September 30, 2011. SG&A was $382.5 million, or 3.2% of net sales, during the six-month period ended September 28, 2012, decreasing $39.7 million from $422.2 million, or 2.7% of net sales, during the six-month period ended September 30, 2011. The decrease in SG&A in dollars for the three-month and six-month periods ended September 28, 2012 was primarily due to elimination of costs relating to our ODM PC business which we fully exited during fiscal year 2012.  SG&A expenses as a percentage of net sales increased primarily due to the combination of the lower revenues and the fixed nature of some of our SG&A expenses that are not directly driven by revenue generating activities.

Intangible amortization

Amortization of intangible assets decreased by $4.2 million during the three-month period ended September 28, 2012 to $7.3 million from $11.5 million for the three-month period ended September 30, 2011, and decreased by $8.5 million during the six-month period ended September 28, 2012 to $15.1 million from $23.6 million for the six-month period ended September 30, 2011. The decrease for both periods was primarily due to the use of the accelerated method of amortization for certain customer-related intangibles, which results in decreasing expense over time and for intangible assets that became fully amortized during the 2012 fiscal year.

Interest and other expense (income), net

We recognized a $23.0 million gain as a component of interest and other expense (income), net in the three-month period ended September 28, 2012 for the fair value adjustment of the Company’s warrants to purchase common shares of a supplier.  These fully-vested warrants, which are derivative instruments, are to be fair valued at each reporting date with gains or losses from changes in fair value recognized in the statements of operations. The gain from changes in fair value recognized in the three-month period ended September 28, 2012 includes an out-of-period adjustment of $12.8 million and the six-month period ended September 28, 2012 includes an out-of-period adjustment of $5.7 million.  Management believes the impact of the error is not material to current or prior fiscal periods.  The Company’s interest and other expense (income), net in future periods could be significantly impacted by adjustments to the fair value of these warrants.

Interest and other expense (income), net was $10.5 million of income during the three-month period ended September 28, 2012 compared to $1.4 million of expense during the three-month period ended September 28, 2011, a change of $11.9 million that was primarily due to the fair value adjustment of $23.0 million discussed above and a decrease in interest expense amounting to $1.1 million, off-set by a decrease in gains on foreign exchange transactions amounting to $13.3 million. The decrease in gains on foreign exchange transactions is attributable to our cross-border foreign currency transactions and the revaluation of RMB denominated net asset positions of our U.S. functional currency sites based in China.  The decrease in interest costs is a result of lower interest on our debt facilities we entered into in the third quarter of fiscal 2012 and lower average debt balances in the second quarter of fiscal 2013.

Interest and other expense (income), net was $0.3 million of expense during the six-month period ended September 28, 2012 compared to $23.7 million of expense during the six-month period ended September 28, 2011, a decrease of $23.4 million primarily due to the fair value adjustment of $23.0 million discussed above.

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

The consolidated effective tax rate was 8.9% and 10.7% for the six-month periods ended September 28, 2012 and September 30, 2011, respectively, and varies from the Singapore statutory rate of 17.0% as a result of the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, changes in liabilities for uncertain tax positions, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, Poland and Singapore. We generate most of our revenues and profits from operations outside of Singapore. We currently do not anticipate a significant impact to our fiscal 2013 year effective rate as a result of changes to the mix in revenues and operating profits between taxing jurisdictions.  The effective tax rate for the six-month period ended September 28, 2012 is lower than the effective rate for the six-month period ended September 30, 2011 primarily as a result of changes in the mix of revenues and operating profits between taxing jurisdictions, reversals of valuation allowances and reductions in liabilities for uncertain tax positions which are recorded on a discrete basis in the quarter in which circumstances change and indicate an adjustment to income tax assets or liabilities as required.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2012, we had cash and cash equivalents of approximately $1.6 billion and bank and other borrowings of approximately $2.1 billion. We also have a $1.5 billion revolving credit facility that expires in October 2016 under which there were no borrowings outstanding as of the end of the quarter.  As of September 28, 2012, we were in compliance with the covenants under each of our existing credit facilities.

Cash provided by operating activities was $527.8 million during the six-month period ended September 28, 2012. This resulted primarily from $279.0 million of net income for the period as adjusted to exclude approximately $229.7 million of net non-cash expenses for depreciation, amortization and other impairment charges, and $19.1 million from changes in our operating assets and liabilities.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	September 28, 2012	June 29, 2012	March 31, 2012	December 31, 2011	September 30, 2011

Days in trade accounts receivable	44 days	47 days	45 days	43 days	42 days
Days in inventory	49 days	52 days	52 days	48 days	45 days
Days in accounts payable	66 days	69 days	70 days	69 days	67 days
Cash conversion cycle	27 days	30 days	27 days	22 days	20 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, excluding the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day.  During the three-month period ended September 28, 2012, days in trade accounts receivable increased by 2 days to 44 days compared to the three-month period ended September 30, 2011 primarily due to the decline in sales in the HVS market that generally have shorter payment terms.  Non-cash accounts receivable sales, or deferred purchase price receivables included in the calculation of days in trade receivables were $458.1 million, $513.9 million, $514.9 million, $750.3 million and $1.1 billion for the quarters ended September 28, 2012, June 29, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 8 of our notes to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  Days in inventory during the three-month period ended September 28, 2012 increased by 4 days to 49 days, compared to the three-month period ended September 30, 2011 as our inventory turns were negatively impacted by the decline in sales in the HVS market, which carry significantly higher inventory turns than non-HVS businesses.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. During the three-month period ended September 28, 2012, days in accounts payable decreased by 1 day to 66 days compared to the three-month period ended September 30, 2011 primarily from timing of supplier payments.

Our cash conversion cycle was calculated as the sum of inventory turns in days and days sales of receivables outstanding less days payable outstanding in accounts payable.  During the three-month period ended September 28, 2012, our cash conversion cycle increased by 7 days to 27 days compared to the three-month period ended September 30, 2011, due to the factors for each of the components in the calculation discussed above.

Our average net working capital, defined as accounts receivable plus the deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annualized sales increased to 7.2% for the quarter ended September 28, 2012, compared to 5.8% for the quarter ended September 30, 2011, also as a result of our portfolio mix shifting to include a greater proportion of non-HVS business, which carry higher net working capital requirements.

Cash used by investing activities amounted to $279.0 million during the six-month period ended September 28, 2012.  This resulted primarily from $245.2 million in net capital expenditures for property and equipment and $59.1 million relating to purchases of customer specific assets held under capital leases as discussed in note 10 to our condensed consolidated financial statements. These outflows were offset in part by a net cash inflow of $7.8 million from three acquisitions completed during fiscal 2013 where we acquired cash in excess of the purchase consideration paid.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was $282.6 million for the six-month period ended September 28, 2012 compared to $199.9 million for the six-month period ended

September 30, 2011. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 28, 2012	September 30, 2011
	(In thousands)
Net cash provided by operating activities	$527,845	$436,880
Purchases of property and equipment	(264,471)	(260,703)
Proceeds from the disposition of property and equipment	19,275	23,760
Free cash flow	$282,649	$199,937

Cash used in financing activities was $204.1 million during the six-month period ended September 28, 2012, which was primarily the result of our repurchase of approximately 20.4 million of our ordinary shares for an aggregate purchase price of approximately $134.0 million and net repayments of debt of $112.0 million, partially off-set by the funding used to finance customer specific assets held under capital lease amounting to $31.3 million as further described in note 10 to our condensed consolidated financial statements.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of September 28, 2012 and March 31, 2012, substantially all of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $570.0 million as of March 31, 2012). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares. During the second quarter of fiscal 2013, we repaid the full $140.0 million outstanding under our $1.5 billion revolving credit facility, borrowed an additional $50.0 million under our New Term Loan facility maturing in 2016 and improved our cash flow further by $90.0 million through increasing the amount of trade receivables sold for cash. During the first fiscal quarter of 2013, the Company repurchased 20.4 million shares for an aggregate purchase price of approximately $134.0 million.

On August 30, 2012, the Company’s shareholders approved the repurchase of approximately 66.7 million additional shares, or 10% of the Company’s ordinary shares outstanding as of the date of the 2012 Extraordinary General Meeting, and our Board of Directors on September 13, 2012 authorized the repurchase of up to 10% of such shares under this mandate.  No share repurchases were made under this repurchase plan during the three-month period ended September 28, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2012.  As discussed in note 5 to the condensed consolidated financial statements, during the six-month period ended September 28, 2012, we repaid $140.0 million outstanding under our $1.5 billion revolving credit facility and increased the amount of our term loan due October 2016 by $50.0 million.  There have been no other material changes in our contractual obligations and commitments since March 31, 2012 except as discussed in note 10 to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We sell a designated pool of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold. The deferred purchase price receivable we retain serves as additional credit support to the financial institution and is recorded at its estimated fair value.  The fair value of our deferred purchase price receivable was approximately $458.1 million as of September 28, 2012. For further information see note 8 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 28, 2012 as compared to the fiscal year ended March 31, 2012.

We have warrants to purchase comment shares of a certain supplier, which create exposures for us related to market price volatility. We value these warrants using the Black-Scholes option-valuation model. For the quarter ended September 28, 2012, we used the following assumptions to value these warrants:

As of September 28, 2012
Remaining life	5.6 years
Volatility	55%
Dividend yield	0%
Risk-free rate	0.75%

The Company is in the process of evaluating its course of action with regards to these warrants.  The Company expects that changes in the fair value of these warrants will impact its future results of operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 28, 2012, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2012, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2012
/s/ Paul Read
Paul Read
Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit

4.01

Amendment No. 1 dated September 10, 2012 to Credit Agreement, dated as of October 19, 2011, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.

4.02

Amendment No. 2 dated September 28, 2012 to Credit Agreement, dated as of October 19, 2011, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.

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