Form 10-Q
period 2012-12-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2013-02-04
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2013

Ordinary Shares, No Par Value	655,826,862

FLEXTRONICS INTERNATIONAL LTD.

INDEX

		Page
	PART I. FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2012 and March 31, 2012	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2012 and December 31, 2011	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2012 and December 31, 2011	6
	Condensed Consolidated Statements of Cash Flows (unaudited) —Nine-Month Periods Ended December 31, 2012 and December 31, 2011	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION	33

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2012, the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended December 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 4, 2013

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2012	March 31, 2012
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,706,113	$1,518,329
Accounts receivable, net of allowance for doubtful accounts of $18,449 and $39,071 as of December 31, 2012 and March 31, 2012, respectively	2,372,706	2,593,829
Inventories	2,910,581	3,300,791
Current assets of discontinued operations	—	21,642
Other current assets	1,288,643	1,099,959
Total current assets	8,278,043	8,534,550
Property and equipment, net	2,175,445	2,076,442
Goodwill and other intangible assets, net	415,816	159,924
Long-term assets of discontinued operations	—	41,417
Other assets	284,390	221,471
Total assets	$11,153,694	$11,033,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, current portion of long-term debt and capital lease obligations	$233,393	$42,467
Accounts payable	4,139,618	4,294,873
Accrued payroll	366,954	345,337
Current liabilities of discontinued operations	—	24,854
Other current liabilities	1,690,152	1,580,654
Total current liabilities	6,430,117	6,288,185
Long-term debt and capital lease obligations, net of current portion	1,856,155	2,157,798
Other liabilities	464,812	303,842
Commitments and contingencies (Note 12)
Shareholders’ equity
Ordinary shares, no par value; 705,754,729 and 733,979,527 issued, and 655,515,374 and 683,740,173 outstanding as of December 31, 2012 and March 31, 2012, respectively	8,125,502	8,292,370
Treasury shares, at cost; 50,239,355 shares as of December 31, 2012 and March 31, 2012	(388,215)	(388,215)
Accumulated deficit	(5,275,680)	(5,579,739)
Accumulated other comprehensive loss	(58,997)	(40,437)
Total shareholders’ equity	2,402,610	2,283,979
Total liabilities and shareholders’ equity	$11,153,694	$11,033,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$6,123,321	$7,469,347	$18,274,157	$22,973,064
Cost of sales	5,778,544	7,083,600	17,205,251	21,814,022
Restructuring charges	98,315	—	98,315	—
Gross profit	246,462	385,747	970,591	1,159,042
Selling, general and administrative expenses	207,224	244,830	589,751	667,028
Intangible amortization	6,137	12,901	21,211	36,480
Restructuring charges	4,376	—	4,376	—
Interest and other expense (income), net	(17,089)	7,695	(16,754)	31,364
Income from continuing operations before income taxes	45,814	120,321	372,007	424,170
Provision for income taxes	13,526	14,115	42,497	46,709
Income from continuing operations	32,288	106,206	329,510	377,461
Loss from discontinued operations, net of tax	(7,248)	(4,029)	(25,451)	(13,429)
Net income	$25,040	$102,177	$304,059	$364,032
Earnings per share:
Income from continuing operations:
Basic	$0.05	$0.15	$0.49	$0.52
Diluted	$0.05	$0.15	$0.49	$0.51
Loss from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Net income:
Basic	$0.04	$0.14	$0.46	$0.50
Diluted	$0.04	$0.14	$0.45	$0.49
Weighted-average shares used in computing per share amounts:
Basic	658,925	710,324	666,852	726,432
Diluted	669,488	720,894	678,610	737,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
Net income	$25,040	$102,177	$304,059	$364,032
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(10,603)	(5,897)	(21,575)	(41,654)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(3,088)	14,962	3,015	(29,182)
Comprehensive income	$11,349	$111,242	$285,499	$293,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$304,059	$364,032
Depreciation, amortization and other impairment charges	430,238	379,980
Changes in working capital and other	271,760	(78,428)
Net cash provided by operating activities	1,006,057	665,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(377,901)	(375,677)
Proceeds from the disposition of property and equipment	49,819	45,919
Acquisition of businesses, net of cash acquired	(183,896)	(93,679)
Proceeds from divestiture of business, net of cash held in divested business	22,585	—
Other investing activities, net	(93,633)	468
Net cash used in investing activities	(583,026)	(422,969)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	171,673	2,591,507
Repayments of bank borrowings, long-term debt and capital lease obligations	(290,230)	(2,134,948)
Payments for repurchase of long-term debt	—	(480,000)
Payments for repurchase of ordinary shares	(208,208)	(395,604)
Net proceeds from issuance of ordinary shares	14,632	10,523
Other financing activities, net	85,590	—
Net cash used in financing activities	(226,543)	(408,522)
Effect of exchange rates on cash and cash equivalents	(8,704)	(36,799)
Net increase (decrease) in cash and cash equivalents	187,784	(202,706)
Cash and cash equivalents, beginning of period	1,518,329	1,748,471
Cash and cash equivalents, end of period	$1,706,113	$1,545,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE COMPANY

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company’s operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a leading global provider of vertically-integrated advanced design, manufacturing and services to original equipment manufacturers (“OEMs”) of a broad range of electronic products in the following markets: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions (“HVS”), which includes our mobile devices business, including smart phones, consumer electronics, including game consoles, high-volume computing business, including notebook personal computing (“PC”), tablets, printers, and our original design manufacturing (“ODM”) PC business which we exited in fiscal 2012; Industrial and Emerging Industries (“IEI”), which is comprised of large household appliances, equipment, and our emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses. The Company’s strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain services through which the Company can design, build, ship and service a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle.

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

2.  SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2012 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013.

The first quarter for fiscal 2013 and fiscal 2012 ended on June 29, 2012 and July 1, 2011, respectively. The second quarter for fiscal 2013 and fiscal 2012 ended on September 28, 2012 and September 30, 2011, respectively.  The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year.

The Company initiated certain restructuring activities in the third quarter of fiscal 2013 to rationalize the Company’s manufacturing capacity and infrastructure.  The restructuring activities are intended to improve operational efficiencies by reducing excess workforce and capacity.  In addition to these cost reductions, these activities will result in a further shift of manufacturing capacity to locations with higher efficiencies.

During the first quarter of fiscal 2013, the Company finalized the sale of certain assets of its Vista Point Technologies camera modules business, including intellectual property and the China-based manufacturing operations to Tessera Technologies, Inc. (“Tessera Technologies”), and DigitalOptics Corporation, a wholly-owned subsidiary of Tessera Technologies.  In addition, during the third quarter of fiscal 2013, the Company finalized the sale of another non-core business.

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

For the nine-month period ended December 31, 2011, approximately $975.7 million of proceeds from bank borrowings and repayment of bank borrowings, related to certain short-term facilities, were previously reflected on a gross basis in the condensed consolidated statements of cash flows. These amounts should have been reflected on a net basis in “repayment of bank borrowings, long-term debt and capital lease obligations” and have been corrected in the accompanying condensed consolidated statements of cash flows. The correction had no net impact on total cash used in financing activities.  This error had no impact on current year cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

	As of	As of
	December 31, 2012	March 31, 2012
	(In thousands)
Cash and bank balances	$1,210,284	$1,174,423
Money market funds and time deposits	495,829	343,906
	$1,706,113	$1,518,329

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	December 31, 2012	March 31, 2012
	(In thousands)
Raw materials	$1,837,670	$1,952,358
Work-in-progress	433,561	537,753
Finished goods	639,350	810,680
	$2,910,581	$3,300,791

Other Current Assets / Other Assets

Other current assets includes approximately $462.0 million and $514.9 million as of December 31, 2012 and March 31, 2012, respectively, for the deferred purchase price receivable from our Global and North American Asset-Backed Securitization programs (see note 8).  Additionally, as of December 31, 2012, $258.5 million was included in other current assets related to customer specific manufacturing assets purchased on behalf of one of our customers as discussed further in note 11 to the condensed consolidated financial statements.

Other assets include warrants to purchase common shares of a certain supplier amounting to $64.8 million as of December 31, 2012.  Refer to note 9 to our condensed consolidated financial statements for further information.

Property and Equipment

Depreciation expense associated with property and equipment was approximately $103.3 million and $301.5 million for the three-month and nine-month periods ended December 31, 2012, respectively, and $103.1 million and $304.2 million for the three-month and nine-month periods ended December 31, 2011, respectively.

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the nine-month period ended December 31, 2012:

Amount
(In thousands)
Balance, beginning of the year	$101,670
Acquisitions (1)	172,417
Foreign currency translation adjustments	(267)
Balance, end of the quarter	$273,820

(1)                 See note 11 to the condensed consolidated financial statements for additional information.

The components of acquired intangible assets are as follows:

	As of December 31, 2012			As of March 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$268,310	$(217,490)	$50,820	$243,681	$(199,238)	$44,443
Licenses and other intangibles	110,740	(19,564)	91,176	22,740	(8,929)	13,811
Total	$379,050	$(237,054)	$141,996	$266,421	$(208,167)	$58,254

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During the nine-month period ended December 31, 2012, the Company recognized a charge for impairment of customer-related intangible assets with a net carrying amount of $10.0 million, which is included in the results from discontinued operations, in connection with the non-core business that was divested based on the carrying value of net assets and the expected sale proceeds.  During the three-month period ended December 31, 2012, the value of customer-related intangible assets increased by $24.7 million in connection with an acquisition described in detail at note 11 to the condensed consolidated financial statements. The purchase price allocation is preliminary and is subject to change as the Company continues to evaluate the value of assets and liabilities relating to this acquisition.  During the nine-month period ended December 31, 2012, the value of intangible assets increased by $88.0 million related to a license agreement for exclusive manufacturing rights and certain manufacturing technologies and processes in connection with an acquisition as more fully described in note 11 to the condensed consolidated financial statements.  Total intangible amortization expense was $13.0 million and $28.9 million during the three-month and nine-month periods ended December 31, 2012, respectively, of which $6.9 million and $7.7 million was recorded in cost of sales during the three-month and nine-month periods ended December 31, 2012, respectively, in connection with the aforementioned acquisition.  Total intangible amortization expense was $12.9 million and $36.5 million during the three-month and nine-month periods ended December 31, 2011, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Total
(In thousands)
2013 (1)	$13,998
2014	49,970
2015	53,334
2016	12,749
2017	6,901
Thereafter	5,044
Total amortization expense	$141,996

(1)       Represents estimated amortization for the three-month period ending March 31, 2013.

Other Current Liabilities

Other current liabilities include customer working capital advances amounting to $194.3 million and $326.6 million and deferred revenue amounting to $277.0 million and $329.6 million as of December 31, 2012 and March 31, 2012, respectively.  Additionally, as of December 31, 2012, $256.5 million was included in other current liabilities related to customer specific assets financed by a third party banking institution on behalf of one of our customers as discussed further in note 11 to the condensed consolidated financial statements.

3.  SHARE-BASED COMPENSATION

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Cost of sales	$1,530	$2,021	$4,045	$6,328
Selling, general and administrative expenses	6,986	9,961	22,663	32,179
Total stock-based compensation expense	$8,516	$11,982	$26,708	$38,507

Total unrecognized compensation expense related to share options is $2.4 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.0 years. As of December 31, 2012, the number of options outstanding and exercisable was 36.5 million and 35.5 million, respectively, at weighted-average exercise prices of $8.06 and $8.09 per share, respectively.

During the nine-month period ended December 31, 2012, the Company granted 9.3 million unvested share bonus awards at an average grant date price of $6.74 per share, under its 2010 Equity Incentive Plan.  Of this amount, approximately 2.2 million represents the target amount of grants made to certain key employees whereby vesting is contingent on a certain market condition.  The number of shares that ultimately will vest are based on a measurement of Flextronics’s total shareholder return against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met. The number of shares issued can range from zero to 4.4 million.  The average grant-date fair value of these awards was estimated to be $7.64 per share and was calculated using a Monte Carlo simulation.  As of December 31, 2012, approximately 22.1 million of unvested share bonus awards were outstanding, of which vesting for 4.2 million is contingent on meeting the certain market condition above. The number of shares issued can range from zero to 7.4 million based on the achievement levels of the targeted market condition.

As of December 31, 2012, total unrecognized compensation expense related to unvested share bonus awards is $82.7 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.7 years. Approximately $10.0 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting a certain market condition, as discussed above.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income from continuing and discontinued operations per share:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands, except per share amounts)
Basic earnings from continuing and discontinued operations per share:
Income from continuing operations	$32,288	$106,206	$329,510	$377,461
Loss from discontinued operations	$(7,248)	$(4,029)	$(25,451)	$(13,429)
Net income	$25,040	$102,177	$304,059	$364,032
Shares used in computation:
Weighted-average ordinary shares outstanding	658,925	710,324	666,852	726,432

Basic earnings from continuing operations per share	$0.05	$0.15	$0.49	$0.52
Basic loss from discontinued operations per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Basic earnings per share	$0.04	$0.14	$0.46	$0.50

Diluted earnings from continuing and discontinued operations per share:
Income from continuing operations	$32,288	$106,206	$329,510	$377,461
Loss from discontinued operations	$(7,248)	$(4,029)	$(25,451)	$(13,429)
Net income	$25,040	$102,177	$304,059	$364,032
Shares used in computation:
Weighted-average ordinary shares outstanding	658,925	710,324	666,852	726,432
Weighted-average ordinary share equivalents from stock options and awards (1)	10,563	10,570	11,758	10,823
Weighted-average ordinary shares and ordinary share equivalents outstanding	669,488	720,894	678,610	737,255

Diluted earnings from continuing operations per share	$0.05	$0.15	$0.49	$0.51
Diluted loss from discontinued operations per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Diluted earnings per share	$0.04	$0.14	$0.45	$0.49

(1)                   Ordinary share equivalents from share options to purchase approximately 19.7 million shares and 24.8 million shares outstanding during the three-month periods ended December 31, 2012 and December 31, 2011, respectively, and 21.0 million shares and 26.2 million shares outstanding during the nine-month periods ended December 31, 2012 and December 31, 2011, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company’s ordinary shares during the respective periods.

5. BANK BORROWINGS AND LONG-TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of	As of
	December 31, 2012	March 31, 2012
	(In thousands)
Term Loan, including current portion, due in installments through October 2014	$1,170,340	$1,179,595
New Term Loan, including current portion, due in installments through October 2016	517,500	487,500
Asia Term Loans	375,500	377,000
Outstanding under revolving line of credit	—	140,000
Other	16,493	4,578
	2,079,833	2,188,673
Current portion	(230,495)	(39,340)
Non-current portion	$1,849,338	$2,149,333

New Term Loan due October 2016

During the nine-months ended December 31, 2012, the Company increased the limit on its New Term Loan maturing in October 2016 by $50.0 million and borrowed the entire incremental amount.  Also, during the nine-month period ended December 31, 2012, we repaid a total principal amount of $20.0 million.

Asia Term Loans

As of December 31, 2012, there were $375.5 million in borrowings outstanding under the Company’s Asia term loans, of which $175.5 million will be due in September 2013.  Accordingly, this amount is classified as bank borrowings, current portion of long-term debt and capital leases on the condensed consolidated balance sheet as of December 31, 2012.

Revolving Line of Credit

During the nine-months ended December 31, 2012, the Company repaid all amounts outstanding under its $1.5 billion revolving line of credit facility.

6. INTEREST AND OTHER EXPENSE (INCOME), NET

During the three-month and nine-month periods ended December 31, 2012, the Company recognized interest expense of $15.8 million and $47.1 million, respectively, on its debt obligations outstanding during the period. During the three-month and nine-month periods ended December 31, 2011, the Company recognized interest expense of $18.3 million and $51.1 million, respectively.

During the three-month and nine-month periods ended December 31, 2012, the Company recognized interest income of $3.7 million and $15.4 million, respectively. During the three-month and nine-month periods ended December 31, 2011, the Company recognized interest income of $5.8 million and $13.8 million, respectively.

During the three-month and nine-month periods ended December 31, 2012, the Company recognized gains on foreign exchange transactions of $6.3 million and $13.9 million, respectively.  During the three-month and nine-month periods ended December 31, 2011, the Company recognized gains on foreign exchange transactions of $11.6 million and $33.3 million, respectively.

During the three-month and nine-month periods ended December 31, 2012, other income and expense, net was $25.8 million and $43.0 million of net income, respectively.  During the three-month and nine-month periods ended December 31, 2011, other income and expense, net was $3.1 million and $15.2 million of net expense, respectively.  Other income, net includes a gain recognized of $41.8 million and $64.8 million during the three-month and nine-month periods ended December 31, 2012, respectively, for the fair value adjustment of the Company’s warrants to purchase common shares of a certain supplier.  The fair value adjustment gain was partially off-set by a loss on the sale of an investment.

7.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of December 31, 2012, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $4.2 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,861,000	—	$458,795	$—
EUR	16,023	4,300	21,228	5,697
HUF	11,150,000	—	50,800	—
ILS	119,000	—	31,938	—
MXN	1,477,900	—	113,974	—
MYR	350,100	—	114,393	—
SGD	36,900	—	30,199	—
Other	N/A	N/A	56,367	1,350
			877,694	7,047
Other Forward/Swap Contracts
BRL	152,600	314,100	74,723	153,805
CAD	101,692	110,264	102,512	111,203
CNY	125,225	—	20,000	—
EUR	586,095	642,895	774,857	849,907
GBP	30,647	49,291	49,488	79,737
HUF	7,446,700	6,471,000	33,927	29,482
JPY	7,617,639	4,454,641	88,929	52,670
MXN	1,298,860	882,855	100,167	68,085
MYR	206,930	17,376	67,613	5,678
SEK	1,054,161	1,705,383	162,100	262,050
SGD	38,792	5,788	31,748	4,737
Other	N/A	N/A	143,278	68,135
			1,649,342	1,685,489

Total Notional Contract Value in USD			$2,527,036	$1,692,536

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other expense (income), net in the condensed consolidated statements of operations.  Gains or losses from fair value adjustments for these instruments are designed to offset losses and gains from the Company’s revaluation of monetary assets and liabilities denominated in a non-functional currency. As of December 31, 2012 and March 31, 2012, the Company also has included net deferred gains and losses, respectively, in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and the deferred gains as of December 31, 2012 are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other expense (income), net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments located on the condensed consolidated balance sheets utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2012	March 31, 2012	Balance Sheet Location	December 31, 2012	March 31, 2012
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$15,145	$10,075	Other current liabilities	$1,132	$1,905

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$9,644	$10,894	Other current liabilities	$14,162	$6,200

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

Servicing fees recognized during the three-month and nine-month periods ended December 31, 2012 and December 31, 2011 were not material and are included in interest and other expense (income), net within the condensed consolidated statements of operations.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of December 31, 2012, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $576.3 million and deferred purchase price receivables of approximately $462.0 million.  As of March 31, 2012, approximately $1.1 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $556.8 million and deferred purchase price receivables of approximately $514.9 million.  The deferred purchase price receivables are included in other current assets as of December 31, 2012 and March 31, 2012, and were carried at the expected recovery amount of the related receivables.  The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other expense (income), net in the condensed consolidated statements of operations; such amounts were $2.2 million and $5.7 million for the three-month and nine-month periods ended December 31, 2012, respectively, and $2.5 million and $8.8 million for the three-month and nine-month periods ended December 31, 2011, respectively.

As of December 31, 2012 and March 31, 2012, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the nine-month periods ended December 31, 2012 and December 31, 2011, cash flows from sales of receivables under the ABS Programs consisted of approximately $2.8 billion and $3.6 billion for transfers of receivables, respectively (of which approximately

$0.5 billion and $0.4 billion, respectively represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Beginning balance	$458,085	$1,072,661	$514,895	$459,994
Transfers of receivables	953,620	1,188,906	2,669,102	4,072,482
Collections	(949,691)	(1,511,252)	(2,721,983)	(3,782,161)
Ending balance	$462,014	$750,315	$462,014	$750,315

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $182.0 million and $110.5 million as of December 31, 2012 and March 31, 2012, respectively. For the nine-month periods ended December 31, 2012 and December 31, 2011, total accounts receivable sold to certain third party banking institutions was approximately $820.7 million and $1.6 billion, respectively. The loss on sales of accounts receivables sold was not material for the three-month and nine-month periods ended December 31, 2012 and December 31, 2011.  The receivables that were sold were removed from the condensed consolidated balance sheets and were reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

Level 2 - Applies to assets or liabilities for which there are inputs other than quoted prices included within level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets) such as cash and cash equivalents and money market funds; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor and due to its high credit quality and short term maturity their fair value approximates carrying value.  Significant increases in either of the significant unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, but is insignificant. The interrelationship between these inputs is also insignificant.  Refer to note 8 to the condensed consolidated financial statements for a reconciliation of the change in the deferred purchase price receivable during the nine-month periods ended December 31, 2012 and December 31, 2011.

The Company has warrants to purchase up to 1.35 million shares of the common stock of a certain supplier at a weighted-average price of $7.33 per share.  The warrants expire on May 18, 2018.  These fully vested warrants, which are derivative instruments, are to be fair valued at each reporting date with gains or losses from changes in fair value recognized in the condensed consolidated statements of operations.  The Company values these warrants based on the Black-Scholes option-valuation model using unobservable inputs classified as level 3 in the fair value hierarchy.  Significant changes in any of the significant unobservable inputs in isolation would result in a change in the fair value estimate, but in each case, the amount would be insignificant.  As of December 31, 2012, the Company used the following assumptions to fair value these warrants:

As of December 31, 2012
Remaining life	5.4
Volatility	53%
Dividend yield	0%
Risk-free rate	0.81%

The following table summarizes the changes in the fair value adjustment of these warrants:

Amount
(In thousands)
Balance, March 31, 2012	$—
Fair value adjustment	23,000
Balance, September 28, 2012	23,000
Fair value adjustment	41,761
Balance, December 31, 2012	$64,761

There were no transfers between levels in the fair value hierarchy during the three-month and nine-month periods ended December 31, 2012 and December 31, 2011.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$495,829	$—	$495,829
Deferred purchase price receivable (Note 8)	—	—	462,014	462,014
Foreign exchange forward contracts (Note 7)	—	24,789	—	24,789
Available for sale investments	1,775	—	—	1,775
Warrants to purchase common shares (Note 2)	—	—	64,761	64,761
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	6,066	39,939	—	46,005
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(15,294)	$—	$(15,294)

	Fair Value Measurements as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$343,906	$—	$343,906
Deferred purchase price receivable (Note 8)	—	—	514,895	514,895
Foreign exchange forward contracts (Note 7)	—	20,969	—	20,969
Available for sale investments	5,994	—	—	5,994
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	3,411	54,241	—	57,652
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(8,105)	$—	$(8,105)

Assets Measured at Fair Value on a Nonrecurring Basis

The Company has certain long-lived assets that are measured at fair value on a nonrecurring basis as these assets are recorded at the lesser of the carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs).  The following presents the Company’s long-lived assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$16,871	$—	$16,871
Property and equipment	—	18,367	—	18,367

	Fair Value Measurements as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$16,701	$—	$16,701

Assets held for sale

As of December 31, 2012 and March 31, 2012, no impairment charges were recorded for assets that were no longer in use and held for sale which exclude those assets that have been identified as relating to discontinued operations as discussed further in note 14 to the condensed consolidated financial statements.  The assets held for sale primarily represent manufacturing facilities that have been closed as part of the Company’s historical facility consolidations.

Property and equipment

During the three-month period December 31, 2012, the Company recognized impairment charges relating to certain held and used long-lived assets as a result of its restructuring activities as further discussed in note 10 to the condensed consolidated financial statements.

There were no material fair value adjustments or other transfers between levels in the fair value hierarchy for these long-lived assets during the three-month and nine-month periods ended December 31, 2012 and December 31, 2011.

Other financial instruments

The following table presents the Company’s liabilities not carried at fair value:

	As of December 31, 2012		As of March 31, 2012
	Carrying	Fair	Carrying	Fair	Fair Value
	Amount	Value	Amount	Value	Hierarchy
	(In thousands)
Term loan dated October 1, 2007	$1,170,340	$1,180,580	$1,179,595	$1,171,959	Level 1
Term loan dated October 19, 2011	517,500	519,441	487,500	482,625	Level 1
Asia term loans	375,500	378,786	377,000	374,394	Level 2
Revolving credit facility	—	—	140,000	140,000	Level 2
Total	$2,063,340	$2,078,807	$2,184,095	$2,168,978

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

10. RESTRUCTURING CHARGES

In response to a challenging macroeconomic environment, the Company initiated certain restructuring activities intended to improve its operational efficiencies by reducing excess workforce and capacity.  The restructuring activities are targeted at rationalizing the Company’s global manufacturing capacity and infrastructure and will result in a further shift of manufacturing capacity to locations with higher efficiencies.  Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans.

During the three-month period ended December 31, 2012, the Company recognized restructuring charges of approximately $102.7 million.  The costs associated with these restructuring activities include employee severance, other personnel costs, non-cash impairment charges on facilities and equipment that are not recoverable through future cash flows or are no longer in use and are to be disposed of, and other exit related costs due to facility closures. The Company classified approximately $98.3 million of these charges as a component of cost of sales and approximately $4.4 million of these charges as a component of selling, general and administrative expenses during the three-month and nine-month periods ended December 31, 2012.

The components of the restructuring charges by geographic region during the three-month period ended December 31, 2012 were as follows:

	Americas	Asia	Europe	Total
	(In thousands)
Severance	$863	$8,572	$6,142	$15,577
Long-lived asset impairment	—	46,250	9,851	56,101
Other exit costs	322	28,818	1,873	31,013
Total restructuring charges	$1,185	$83,640	$17,866	$102,691

During the three-month period ended December 31, 2012 the Company recognized approximately $15.6 million of severance costs related to employee terminations.  Approximately $12.1 million of this was classified as a component of cost of sales.

During the three-month period ended December 31, 2012 the Company recognized approximately $56.1 million for the write-down of property and equipment and other manufacturing assets, which are continuing to be held and used by the Company.  The majority of this amount was classified as a component of cost of sales.

During the three-month period ended December 31, 2012, the Company recognized approximately $31.0 million of other exit costs, which primarily comprised of $21.6 million for the write-down of certain customer specific assets that were determined to be unrecoverable based on a specific product exit and  resulting declining customer volumes.  Additionally, other exit costs include $8.4 million of customer disengagement costs primarily related to inventory that resulted from facility closures or a product exit and $1.0 million of other miscellaneous items.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2012 for charges incurred in fiscal year 2013 and prior periods:

		Long-Lived	Other
	Severance	Asset Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2012	$4,620	$—	$8,067	$12,687
Provision for charges incurred in fiscal year 2013	15,577	56,101	31,013	102,691
Cash payments for charges incurred in fiscal year 2013	(6,803)	—	—	(6,803)
Cash payments for charges incurred in fiscal year 2010 and prior	(1,997)	—	(2,567)	(4,564)
Non-cash charges incurred in fiscal year 2013	—	(56,101)	(26,012)	(82,113)
Balance as of December 31, 2012	11,397	—	10,501	21,898
Less: current portion (classified as other current liabilities)	11,397	—	8,774	20,171
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$1,727	$1,727

11. BUSINESS AND ASSET ACQUISITIONS

On December 3, 2012, the Company completed its acquisition of all outstanding common stock of Saturn Electronics and Engineering, Inc. (“Saturn”), a supplier of electronics manufacturing services, solenoids and wiring for the automotive, appliance, consumer, energy and industrial markets.  The acquisition of Saturn broadened the Company’s service offering and strengthened its capabilities in the automotive and consumer electronics businesses.  The results of operations were included in the Company’s condensed consolidated financial results beginning on the date of acquisition and did not have a material impact on revenue or net income during the three-month and nine-month periods ended December 31, 2012.

The initial cash consideration for this acquisition amounted to $193.7 million with an additional $15.0 million estimated in relation to potential contingent consideration, for a total purchase consideration of $208.7 million. The total amount of cash acquired from this acquisition amounted to $2.2 million, resulting in net cash of $191.5 million paid during the three-month period ended December 31, 2012.  The Company primarily acquired accounts receivable, inventory, manufacturing assets and customer relationships, and recorded goodwill of $106.2 million in connection with this acquisition.

Preliminary Purchase Price Allocation

The allocation of the purchase price to Saturn’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The valuation of these tangible and identifiable intangible assets and liabilities is preliminary, subject to completion of a formal valuation process and further management review, and will be adjusted as additional information becomes available during the allocation period. Such adjustments may have a material effect on the Company’s results of operations. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.

The following represents the Company’s preliminary allocation of the total purchase price to the acquired assets and liabilities assumed of Saturn (in thousands):

Current assets:
Cash and cash equivalents	$2,191
Accounts receivable	44,879
Inventories	22,454
Other current assets	770
Total current assets	70,294
Property and equipment	42,621
Goodwill	106,257
Other intangible assets	24,700
Other assets	991
Total assets	$244,863

Current liabilities:
Accounts payable	$29,539
Other current liabilities	6,269
Total current liabilities	35,808
Other liabilities	364
Total aggregate purchase price	$208,691

During the nine-month period ended December 31, 2012, the Company completed three other acquisitions that were not individually, nor in the aggregate, significant to the Company’s consolidated financial position, results of operations and cash flows. The total consideration, which was paid in cash for these acquisitions and earn outs related to certain prior period acquisitions amounted to $72.5 million. The total amount of cash acquired from these acquisitions amounted to $80.1 million, resulting in net cash of $7.6 million acquired for these acquisitions during the nine-month period ended December 31, 2012. One of the acquired businesses expanded the Company’s capabilities primarily in the medical and defense markets; another acquired business will support the hardware product manufacturing needs of an existing customer in the technology industry; and the other acquired business will expand the Company’s capabilities primarily in the LED design and manufacturing market. The Company primarily acquired cash, inventory and certain other manufacturing assets, and recorded goodwill of $66.2 million in connection with these acquisitions. The potential amount of future payments which the Company could be required to make under contingent consideration arrangements relating to these acquisitions is not material.

In connection with one of the acquisitions during the first quarter of fiscal 2013, the Company acquired certain manufacturing assets that were purchased by the acquired company on behalf of an existing customer and will be continued to be used exclusively for the benefit of this customer. These assets are financed by a third party banking institution acting as an agent of the customer under an agreement, the terms of which reset annually.  The Company can settle the obligation related to these assets by returning the respective assets to the customer and will not be required to pay cash by either the customer or the third party banking institution to settle the obligation.  Accordingly, these assets amounting to $258.5 million and the liability amounting to $256.5 million have been included in other current assets and other current liabilities, respectively as of December 31, 2012.  The cash flows relating to the purchase of assets by the Company on behalf of the customer amounting to $101.5 million has been included in other investing cash flows for the nine-month period ended December 31, 2012.  Net cash inflows amounting to $85.6 million relating to the funding of these assets by the financial institution on behalf of the customer has been included in cash flows from other financing activities during the nine-month period ended December 31, 2012.  In conjunction with this acquisition, the Company acquired a license agreement for exclusive manufacturing rights and access to certain manufacturing technologies and processes.  In consideration for this license, the Company is obligated to pay the customer $88.0 million representing the estimated fair value of the license.  The obligation will be reduced over the term of the service arrangement as product is manufactured on behalf of the customer, and if a certain minimum number of products are manufactured over the term of the customer arrangement the $88.0 million obligation will be fully satisfied.

The Company continues to evaluate certain assets and liabilities related to business combinations completed during the recent periods. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

The goodwill generated from the Company’s business combinations completed during the nine-month period ended December 31, 2012 is primarily related to value placed on the employee workforce, service offerings and capabilities, and expected synergies. The goodwill is not deductible for income tax purposes.

The condensed consolidated financial statements include the operating results of each business combination from the date of acquisition and the related transaction costs incurred which are not material. Pro forma results of operations for the acquisitions completed during the nine-month period ended December 31, 2012 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

12.  COMMITMENTS AND CONTINGENCIES

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

13.  SHARE REPURCHASES

The Company’s Board of Directors, on September 13, 2012, authorized the repurchase of up to 10% of the Company’s outstanding ordinary shares which was approved by the Company’s shareholders at the 2012 Extraordinary General Meeting held on August 30, 2012. Share repurchases by the Company under the share repurchase plans are subject to an aggregate limit of 10% of the Company’s ordinary shares outstanding as of the date of the 2012 Extraordinary General Meeting.  During the third quarter of fiscal 2013, the Company repurchased approximately 12.6 million shares for an aggregate purchase price of approximately $74.2 million, and retired all of these shares.  As of December 31, 2012, approximately 54.1 million shares were available to be repurchased under this plan.

During the first quarter of fiscal 2013, the Company repurchased the entire remaining amount under a prior share repurchase plan that was approved by the Company’s Board of Directors on December 7, 2011 and the Company’s shareholders at the 2011 Extraordinary General Meeting held on July 22, 2011, or approximately 20.4 million shares for an aggregate purchase price of approximately $134.0 million, and retired all of these shares.

14.  DISCONTINUED OPERATIONS

During the third quarter of fiscal 2013, the Company finalized the sale of a non-core business.  Proceeds received from the sale were $3.2 million, net of $1.0 million of cash sold.  The Company recognized a loss of $7.4 million, which is included in the results from discontinued operations during the nine-month period ended December 31, 2012.

During the first quarter of fiscal 2013, the Company finalized the sale of certain assets of its Vista Point Technologies camera modules business, including intellectual property and the China-based manufacturing operations to Tessera Technologies and DigitalOptics Corporation, a wholly-owned subsidiary of Tessera Technologies.  Total proceeds received from the sale were $19.4 million and the Company recognized a loss on sale of $4.7 million, which is included in the results from discontinued operations during the nine-month period ended December 31, 2012.

In accordance with the accounting guidance, these non-core businesses qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented as applicable.

The results from discontinued operations were as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Net sales	$8,581	$23,376	$40,593	$111,752
Cost of sales	8,487	27,269	42,793	113,332
Gross profit (loss)	94	(3,893)	(2,200)	(1,580)
Selling, general and administrative expenses	3	(920)	1,930	6,866
Intangibles amortization	—	1,031	11,000	5,294
Interest and other expense, net	7,333	80	11,280	54
Loss before income taxes	(7,242)	(4,084)	(26,410)	(13,794)
Provision for (benefit from) income taxes	6	(55)	(959)	(365)
Net loss of discontinued operations	$(7,248)	$(4,029)	$(25,451)	$(13,429)

Interest and other expense, net include the loss on sale of the businesses discussed above.

The current and non-current assets and liabilities of discontinued operations were as follows:

As of
March 31, 2012
(In thousands)
Accounts receivable, net	$9,222
Inventories	11,002
Other current assets	1,418
Total current assets of discontinued operations	$21,642

Property and equipment, net	$30,377
Goodwill and other intangibles, net	11,000
Other assets	40
Total non-current assets of discontinued operations	$41,417

Accounts payable	$14,455
Other current liabilities	10,399
Total current liabilities of discontinued operations	$24,854

As of December 31, 2012, there were no significant assets or liabilities attributable to discontinued operations.

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

OVERVIEW

We are a leading global provider of vertically-integrated advanced design, manufacturing and services to OEMs of a broad range of electronics products in the following markets: HRS, which is comprised of our medical, automotive, and defense and aerospace businesses; HVS, which includes our mobile devices business, including smart phones, consumer electronics, including game consoles, high-volume computing business, including notebook PC, tablets, printers, and our ODM PC business which we exited in fiscal 2012; IEI, which is comprised of large household appliances, equipment, and our emerging industries businesses; and INS, which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

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

We use a portfolio management approach to manage our extensive service offering. As our OEM customers change in the way they go to market, we reorganize and rebalance our business portfolio in order to align with our customers and to optimize our operating results. As part of our portfolio management strategy, we have decreased the percentage of our revenue from our HVS businesses, which has lower margins with our exit from our ODM PC business and a reduction of concentration of business with a well known smart phone OEM, and increased the percentage of our revenue from our more complex and higher margin non-HVS businesses. For the nine-month period ended December 31, 2012, the impact from our exit of our ODM PC business and the reduction of business with our largest smart phone OEM has resulted in shifting the mix of our revenue to comprise a greater proportion of non-HVS businesses.

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

In response to a challenging macroeconomic environment, we initiated certain restructuring activities intended to improve our operational efficiencies by reducing excess workforce and capacity.  The restructuring activities are targeted at rationalizing our global manufacturing capacity and infrastructure and will result in a further shift of manufacturing capacity to locations with higher efficiencies.   During the three-month period ended December 31, 2012, we recognized $102.7 million of pre-tax restructuring charges comprised of $20.6 million of cash charges predominantly related to employee severance costs and $82.1 million of non-cash charges primarily related to asset impairment charges.  We expect to recognize an additional $100 million to $125 million in pre-tax restructuring charges in our fourth quarter of fiscal 2013, comprised primarily of cash charges associated with employee termination costs to be classified as a component of cost of sales.  We expect these restructuring activities will allow for potential savings through reduced employee expenses and lower operating costs and to yield annualized savings of $140 million to $160 million.  Refer to note 10 of our notes to condensed consolidated financial statements for further discussion.

During fiscal 2013, the Company finalized the sale of certain non-core businesses and received $22.6 million in proceeds, net of $1.0 million of cash sold.

The Company has reported the results of operations and financial position of these non-core businesses as discontinued operations within the condensed consolidated statements of operations and the condensed consolidated balance sheets for all periods presented as applicable. Loss from discontinued operations, net of tax, was $7.2 million and $25.5 million during the three-month and nine-month periods ended December 31, 2012, including $12.1 million for the loss on sale of these non-core businesses.  The data below, and discussion that follows, represent our results from continuing operations.

We are one of the world’s largest EMS providers, with revenues of $18.3 billion during the nine-month period ended December 31, 2012, and $29.4 billion in fiscal year 2012.  As of March 31, 2012, our total manufacturing capacity was approximately 26.7 million square feet.  We design, build, ship and service electronics products for our customers through a network of facilities in over 30 countries across four continents.  The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended		Nine-Month Periods Ended
Net sales:	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
China	$2,281,133	$2,664,994	$6,320,074	$9,191,382
Mexico	854,847	1,113,294	2,664,847	3,004,005
U.S	632,151	780,466	1,927,923	2,291,430
Malaysia	575,522	796,129	1,919,945	2,107,442
Hungary	344,744	580,541	1,061,697	1,728,218
Other	1,434,924	1,533,923	4,379,671	4,650,587
	$6,123,321	$7,469,347	$18,274,157	$22,973,064

	As of	As of
Property and equipment, net:	December 31, 2012	March 31, 2012
	(In thousands)
China	$836,493	$840,032
Mexico	303,371	309,325
U.S	224,623	132,944
Malaysia	166,650	170,990
Hungary	116,879	130,458
Other	527,429	492,693
	$2,175,445	$2,076,442

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.4	94.8	94.2	95.0
Restructuring charges	1.6	—	0.5	—
Gross profit	4.0	5.2	5.3	5.0
Selling, general and administrative expenses	3.4	3.3	3.2	2.9
Intangible amortization	0.1	0.2	0.1	0.2
Restructuring charges	0.1	—	—	—
Interest and other expense (income), net	(0.3)	0.1	—	0.1
Income from continuing operations before income taxes	0.7	1.6	2.0	1.8
Provision for income taxes	0.2	0.2	0.2	0.2
Income from continuing operations	0.5	1.4	1.8	1.6
Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.1)	(0.1)
Net income	0.4%	1.3%	1.7%	1.5%

Net sales

The following table sets forth net sales by market:

	Three-Month Periods Ended		Nine-Month Periods Ended
Market:	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Integrated Network Solutions	$2,744,106	$2,808,682	$8,238,701	$8,635,204
High Velocity Solutions	1,727,631	3,106,273	5,066,055	9,581,233
Industrial & Emerging Industries	937,426	963,920	2,928,185	3,044,077
High Reliability Solutions	714,158	590,472	2,041,216	1,712,550
	$6,123,321	$7,469,347	$18,274,157	$22,973,064

Net sales during the three-month period ended December 31, 2012 totaled $6.1 billion, representing a decrease of approximately $1.4 billion, or 18.0%, from $7.5 billion during the three-month period ended December 31, 2011. The decline in net sales was primarily due to a $1.4 billion decrease in the HVS market, directly as a result of our strategy to rebalance our portfolio mix. As a part of this strategy, we exited the ODM PC business during fiscal 2012, which resulted in an approximately $0.2 billion reduction of sales, and reduced our concentration of business with a well known smart phone OEM, which resulted in an approximately $0.9 billion reduction of sales as compared with the three-month period ended December 31, 2011. Net sales decreased by $0.6 billion in Asia, $0.5 billion in the Americas, and $0.2 billion in Europe.

Net sales during the nine-month period ended December 31, 2012 totaled $18.3 billion, representing a decrease of approximately $4.7 billion, or 20.5%, from $23.0 billion during the nine-month period ended December 31, 2011. The decline in net sales was primarily due to a $4.5 billion decrease in the HVS market. Our exit from the ODM PC business during fiscal 2012 resulted in a $1.6 billion reduction of sales. Further, the decrease in our concentration of business with a well known smart phone OEM resulted in an approximately $1.7 billion reduction of sales in the HVS market as compared with the nine-month period ended December 31, 2011.  Net sales decreased by $3.1 billion in Asia, $0.9 billion in the Americas, and $0.6 billion in Europe.

Our ten largest customers during the three-month and nine-month periods ended December 31, 2012 accounted for approximately 49% and 48% of net sales, respectively. No customer accounted for greater than 10% of our net sales during the three-month and nine-month periods ended December 31, 2012.  Our ten largest customers during the three-month and nine-month periods ended December 31, 2011 accounted for approximately 55% and 57% of net sales, respectively.  Research In Motion accounted for greater than 10% of our net sales during the three-month and nine-month periods ended December 31, 2011.  Hewlett Packard accounted for greater than 10% of our net sales during the nine-month period ended December 31, 2011.

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

Gross profit during the three-month period ended December 31, 2012 decreased $139.2 million to $246.5 million, or 4.0% of net sales from $385.7 million, or 5.2% of net sales, during the three-month period ended December 31, 2011. Gross profit during the nine-month period ended December 31, 2012 decreased $188.4 million to $ 970.6 million, or 5.3% of net sales from $1.2 billion, or 5.0% of net sales, during the nine-month period ended December 31, 2011. Gross margins deteriorated 120 basis points in the three-month period ended December 31, 2012 compared to that of the three-month period ended December 31, 2011 primarily due to the restructuring charges amounting to $98.3 million, or 160 basis points, included in cost of sales in the third quarter of fiscal 2013.  During the three-month period ended December 31, 2012, our sales of products in the HVS market were significantly lower and comprised of a lower percentage of our total revenues, thereby increasing our gross margin as HVS products carry lower margins than the overall margins on the non-HVS business.  Despite the lower gross profit for the nine-month period ended December 31, 2012, the Company has experienced an increase in gross margin compared to the nine-month period ended December 31, 2011, attributable primarily to the more favorable product mix due to reductions of the HVS business which generates lower margins.

Restructuring charges

In response to a challenging macroeconomic environment, the Company initiated certain restructuring activities intended to improve its operational efficiencies by reducing excess workforce and capacity.  The restructuring activities are targeted at rationalizing the Company’s global manufacturing capacity and infrastructure and will result in a further shift of manufacturing

capacity to locations with higher efficiencies.   During the three-month period ended December 31, 2012, we recognized $102.7 million of pre-tax restructuring charges comprised of $20.6 million of cash charges predominantly related to employee severance costs and $82.1 million of non-cash charges primarily related asset impairment charges.  The restructuring charges by geographic region amounted to approximately $83.6 million in Asia, $17.9 million in Europe and $1.2 million in the Americas.  We classified approximately $98.3 million of these charges as a component of cost of sales and approximately $4.4 million of these charges as a component of selling, general and administrative expenses during the three-month period ended December 31, 2012.  As of December 31, 2012, accrued costs related to restructuring charges incurred were approximately $21.9 million, of which $20.2 million was classified as a current obligation. The Company expects to recognize an additional $100 million to $125 million in pre-tax restructuring charges in its fourth quarter of fiscal 2013, comprised primarily of cash charges associated with employee termination costs to be classified as a component of cost of sales.  The Company expects these restructuring activities will allow for potential savings through reduced employee expenses and lower operating costs and to yield annualized savings of $140 million to $160 million.

Refer to note 10 to the condensed consolidated financial statements for further discussion of our restructuring activities.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $207.2 million, or 3.4% of net sales, during the three-month period ended December 31, 2012, decreasing $37.6 million from $244.8 million, or 3.3% of net sales, during the three-month period ended December 31, 2011. SG&A was $589.8 million, or 3.2% of net sales, during the nine-month period ended December 31, 2012, decreasing $77.2 million from $667.0 million, or 2.9% of net sales, during the nine-month period ended December 31, 2011. The decrease in SG&A in dollars for the three-month and nine-month periods ended December 31, 2012 was primarily due to elimination of costs relating to our ODM PC business which we fully exited during fiscal year 2012.  SG&A expenses as a percentage of net sales increased primarily due to the combination of the lower revenues and the fixed nature of some of our SG&A expenses that are not directly driven by revenue generating activities.

Intangible amortization

Amortization of intangible assets decreased by $6.8 million during the three-month period ended December 31, 2012 to $6.1 million from $12.9 million for the three-month period ended December 31, 2011, and decreased by $15.3 million during the nine-month period ended December 31, 2012 to $21.2 million from $36.5 million for the nine-month period ended December 31 2011. The decrease for both periods was primarily due to the use of the accelerated method of amortization for certain customer-related intangibles, which results in decreasing expense over time, and also due to intangible assets that became fully amortized during the fiscal year 2012.

Interest and other expense (income), net

Interest and other expense (income), net was $17.1 million of income during the three-month period ended December 31, 2012 compared to $7.7 million of expense during the three-month period ended December 31, 2011, a change of $24.8 million that was primarily due to the fair value adjustment of $41.8 million of the Company’s warrants to purchase common shares of a supplier.  These fully-vested warrants, which are derivative instruments, are to be fair valued at each reporting date with gains or losses from changes in fair value recognized in the statements of operations. The fair value adjustment gain was partially off-set by a decrease in gains on foreign exchange transactions, impairment charges on investments, and a loss on the sale of an investment.  The decrease in gains on foreign exchange transactions is attributable to our cross-border foreign currency transactions and the revaluation of RMB denominated net asset positions of our U.S. dollar functional currency sites based in China.

Interest and other expense (income), net was $16.8 million of income during the nine-month period ended December 31, 2012 compared to $31.4 million of expense during the nine-month period ended December 31, 2011, a change of $48.2 million primarily due to the fair value adjustment of the warrants amounting to $64.8 million discussed above.

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

We have tax loss carryforwards attributable to operations for which we have recognized deferred tax assets.  Our policy is to provide a reserve against those deferred tax assets that in our estimation are not more likely than not to be realized. During the three-month period ended December 31, 2012, we released $10.5 million of such reserve related to deferred tax assets in our Brazilian operations.

The consolidated effective tax rate was 11.4% and 11.0% for the nine-month periods ended December 31, 2012 and December 31, 2011, respectively, and varies from the Singapore statutory rate of 17.0% as a result of the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, changes in liabilities for uncertain tax positions, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, Poland and Singapore. We generate most of our revenues and profits from operations outside of Singapore. We currently do not anticipate a significant impact to our fiscal 2013 year effective rate as a result of changes to the mix in revenues and operating profits between taxing jurisdictions.  The effective tax rate for the nine-month period ended December 31, 2012 is higher than the effective rate for the nine-month period ended December 31, 2011 primarily as a result of changes in the mix of revenues and operating profits between taxing jurisdictions, reversals of valuation allowances (as discussed above) and a net increase in liabilities for uncertain tax positions of $12.6 million which are all recorded on a discrete basis in the quarter in which circumstances change and indicate an adjustment to income tax assets or liabilities as required.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had cash and cash equivalents of approximately $1.7 billion and bank and other borrowings of approximately $2.1 billion. We also have a $1.5 billion revolving credit facility that expires in October 2016 under which there were no borrowings outstanding as of the end of the quarter.  As of December 31, 2012, we were in compliance with the covenants under each of our existing credit facilities.

Cash provided by operating activities was $1.0 billion during the nine-month period ended December 31, 2012. This resulted primarily from $304.1 million of net income for the period as adjusted to exclude approximately $430.2 million of net non-cash expenses for depreciation, amortization and other impairment charges, and $271.8 million from changes in our operating assets and liabilities.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	December 31, 2012	September 28, 2012	June 29, 2012	March 31, 2012	December 31, 2011

Days in trade accounts receivable	42 days	44 days	47 days	45 days	43 days
Days in inventory	47 days	49 days	52 days	52 days	48 days
Days in accounts payable	65 days	66 days	69 days	70 days	69 days
Cash conversion cycle	24 days	27 days	30 days	27 days	22 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, excluding the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day.  During the three-month period ended December 31, 2012, days in trade accounts receivable decreased by 1 day to 42 days compared to the three-month period ended December 31, 2011 primarily from a decrease in sales in the current quarter.  Non-cash accounts receivable sales, or deferred purchase price receivables included in the calculation of days in trade receivables were $462.0 million, $458.1 million, $513.9 million, $514.9 million, and $750.3 million for the quarters ended December 31, 2012, September 28, 2012, June 29, 2012, March 31, 2012, and December 31, 2011, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 8 of our notes to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  Days in inventory during the three-month period ended December 31, 2012 decreased by 1 day to 47 days, compared to the three-month period ended December 31, 2011.  The decrease was primarily as a result of restructuring charges of $98.3 million included in cost of sales in the current quarter.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. During the three-month period ended December 31, 2012, days in accounts payable decreased by 4 days to 65 days compared to the three-month period ended December 31, 2011 primarily due to timing of supplier payments and to a lesser extent due to restructuring costs of $98.3 million included in cost of sales in the current quarter.

Our cash conversion cycle was calculated as the sum of inventory turns in days and days sales of receivables outstanding less days payable outstanding in accounts payable.  During the three-month period ended December 31, 2012, our cash conversion cycle increased by 2 days to 24 days compared to the three-month period ended December 31, 2011, due to the factors for each of the components in the calculation discussed above.

Our average net working capital, defined as accounts receivable plus the deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annualized sales increased to 6.6% for the quarter ended December 31, 2012, compared to 6.3% for the quarter ended December 31, 2011, also as a result of our portfolio mix shifting to include a greater proportion of non-HVS business, which carry higher net working capital requirements.

Cash used by investing activities amounted to $583.0 million during the nine-month period ended December 31, 2012.  This resulted primarily from $328.1 million in net capital expenditures for property and equipment, $183.9 million from our four acquisitions completed during fiscal 2013, and $101.5 million relating to purchases of customer specific assets as discussed in note 11 to our condensed consolidated financial statements.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was $678.0 million for the nine-month period ended December 31, 2012 compared to $335.8 million for the nine-month period ended December 31, 2011. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2012	December 31, 2011
	(In thousands)
Net cash provided by operating activities	$1,006,057	$665,584
Purchases of property and equipment	(377,901)	(375,677)
Proceeds from the disposition of property and equipment	49,819	45,919
Free cash flow	$677,975	$335,826

Cash used in financing activities was $226.5 million during the nine-month period ended December 31, 2012, which was primarily the result of our repurchase of approximately 33.0 million of our ordinary shares for an aggregate purchase price of approximately $208.2 million and net repayments of debt of $118.6 million, partially off-set by the funding used to finance customer specific assets amounting to $85.6 million as further described in note 11 to our condensed consolidated financial statements.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2012 and March 31, 2012, substantially all of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $570.0 million as of March 31, 2012). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares. During the nine-month period ended December 31, 2012, we repaid the full $140.0 million outstanding under our $1.5 billion revolving credit facility, borrowed an additional $50.0 million under our New Term Loan facility maturing in 2016 and improved our cash flow further by $90.9 million through increasing the amount of trade receivables sold for cash.

On August 30, 2012, the Company’s shareholders approved the repurchase of approximately 66.7 million additional shares, or 10% of the Company’s ordinary shares outstanding as of the date of the 2012 Extraordinary General Meeting, and our Board of Directors on September 13, 2012 authorized the repurchase of up to 10% of such shares under this mandate.  During the third quarter of fiscal 2013, the Company repurchased 12.6 million shares for an aggregate purchase price of $74.2 million, and retired all of these shares. As of December 31, 2012, approximately 54.1 million remaining shares were authorized to be repurchased under the current plan.  During the first quarter of fiscal 2013, the entire remaining amount under the prior shareholder purchase mandate of approximately 20.4 million shares were repurchased for an aggregate purchase price of approximately $134.0 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2012.  As discussed in note 5 to the condensed consolidated financial statements, during the nine-month period ended December 31, 2012, we repaid $140.0 million outstanding under our $1.5 billion revolving credit facility and increased the amount of our term loan due October 2016 by $50.0 million.  There have been no other material changes in our contractual obligations and commitments since March 31, 2012 except as discussed in note 11 to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We sell a designated pool of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for the receivables sold. The deferred purchase price receivable we retain serves as additional credit support to the financial institution and is recorded at its estimated fair value.  The fair value of our deferred purchase price receivable was approximately $462.0 million as of December 31, 2012. For further information see note 8 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2012 as compared to the fiscal year ended March 31, 2012.

We have warrants to purchase common shares of a certain supplier, which create exposures for us related to market price volatility. We value these warrants using the Black-Scholes option-valuation model. For the three-months ended December 31, 2012, we used the following assumptions to value these warrants:

As of December 31, 2012
Remaining life	5.4
Volatility	53%
Dividend yield	0%
Risk-free rate	0.81%

The Company expects that changes in the fair value of these warrants will impact its future results of operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from September 29, 2012 through December 31, 2012:

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs (2)
September 29 - November 2, 2012	8,696,933	$5.89	8,696,933	$341,535,649
November 3 - November 30, 2012	2,168,390	$5.97	2,168,390	$333,403,919
December 1 - December 31, 2012	1,695,304	$5.90	1,695,304	$319,306,175
Total	12,560,627		12,560,627

(1)                   During the period from September 29, 2012 through December 31, 2012 all purchases were made pursuant to the program discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)                     On September 13, 2012, our Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding ordinary shares which was approved by the Company’s shareholders at the 2012 Extraordinary General Meeting held on August 30, 2012.  As of December 31, 2012, we had 54.1 shares available to be repurchased under the plan with an approximate dollar value of $319.3 million at an average price of $5.90 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2013
/s/ Paul Read
Paul Read
Chief Financial Officer
(Principal Financial Officer)

Date: February 4, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01	Form of Amendment to certain senior executive Share Bonus Award Agreements under the 2001 Equity Incentive Plan
10.02	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan
10.03	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain performance based awards
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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