Form 10-K
period 2013-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2013-05-28
CIK 866374

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of September 28, 2012, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $4.0 billion based upon the closing sale price as reported on the NASDAQ Stock Market LLC (NASDAQ Global Select Market).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2013
Ordinary Shares, No Par Value	625,659,713

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2013 Annual General Meeting of Shareholders	Part III

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

ITEM 1.    BUSINESS

OVERVIEW

        We are a globally-recognized leading provider of end-to-end, global supply chain solutions through which we design, build, ship and service a complete packaged electronic product to original equipment manufacturers ("OEMs") in the following markets:

  •
  High Reliability Solutions ("HRS"), which is comprised of our medical, automotive, defense and aerospace businesses;

  •
  High Velocity Solutions ("HVS"), which includes our mobile devices business, including smart phones, and consumer electronics, including game consoles, high-volume computing business, including notebook personal computing ("PC"), tablets and printers;

  •
  Industrial and Emerging Industries ("IEI"), which is comprised of our large household appliances, equipment, and emerging industries businesses; and

  •
  Integrated Network Solutions ("INS"), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

        We provide our advanced design, manufacturing and services through a network of facilities in over 30 countries across four continents. We have established this extensive network of manufacturing facilities in the world's major electronics markets (Asia, the Americas and Europe) in order to serve the outsourcing needs of both multinational and regional OEMs. Our services increase customer competitiveness by delivering improved product quality, leading manufacturability, improved performance, faster time-to-market and reduced costs. Our OEM customers leverage our services to meet their requirements throughout their products' entire life cycles. For the fiscal year ended March 31, 2013, we had revenue of $23.6 billion and net income of $277.1 million.

        We believe that the combination of our extensive design and engineering services, significant scale and global presence, end-to-end services, advanced supply chain management, industrial parks in low-cost geographic areas and operational track record provide us with a competitive advantage in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs. Through these services and facilities, we offer our OEM customers the ability to simplify their global product development, their manufacturing process, their after sales services and enable our OEM customers to achieve meaningful reductions to time-to-market and costs.

        Our business has been subject to seasonality primarily due to our mobile devices market and our consumer devices market, which historically exhibit particular strength in the two quarters leading up to the end of the calendar year in connection with the holiday season.

INDUSTRY OVERVIEW

        Our expertise is in the design, manufacturing and services for a broad range of products, and as such, the closest definition of our industry is the outsourcing Electronics Manufacturing Services ("EMS") industry. EMS has experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design, manufacturing, and distribution requirements. We have seen an increase in global OEM manufacturing demand since the 2001 - 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. Due to the global economic crisis, which began in late calendar year 2007 and continued through the end of our fiscal year 2010, many of our OEM customers reduced their manufacturing and supply chain outsourcing which negatively impacted our business. In fiscal year 2011, we began seeing some positive signs that demand for our OEM customers' end products was improving, and this trend continued through the end of our 2012 fiscal year. However our revenue in fiscal year 2013 declined compared to that of the prior year, primarily due to our exit from the high volume and low margin Original Design and Manufacturing ("ODM") PC business last year. The EMS industry has not fully recovered from the last macro-economic downturn and as a result, during fiscal 2013 the Company initiated certain restructuring activities intended to improve operational efficiencies. The growth of the overall industry for calendar 2012 is estimated to have been greater than 4%.

        We believe the total available market for outsourcing EMS continues to offer opportunities for growth with current penetration rates estimated to be less than 23%. The intensely competitive nature of the electronics industry, the continually increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs and shorter product life cycles encourage OEMs to utilize broad manufacturing and service providers as part of their business and manufacturing strategies. Utilizing global manufacturing and service providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of such providers, and enables OEMs to concentrate on product research, development, marketing and sales. We believe that OEMs realize the following benefits through their strategic relationships with manufacturing and service providers:

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

SERVICE OFFERINGS

        We offer a broad range of customer-tailored services to OEMs. We believe that Flextronics has the broadest worldwide capabilities in the industry, from design resources to end-to-end global supply chain services. We believe a key competitive advantage is our ability to provide more value and innovation to our customers because we offer both global economies of scale in procurement, manufacturing and after-market services, as well as market-focused expertise and capabilities in design and engineering. As a result of our focus on specific markets, we believe we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers' businesses, and can help improve our OEM customers' market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products and meet their time-to-market requirements. Our services allow us to design, build, ship and service a complete packaged electronics product for our OEM customers. These services include:

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

    •
    Component Level Development Engineering.    We have developed substantial engineering competencies for product development and lifecycle management in support of various component technologies. These components also form a key part of our strategy and currently include power supplies and power solutions, and Printed Circuit Board and Interconnection Technologies, both rigid and flexible.

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

    •
    Materials Procurement and Inventory Management.    Our manufacturing and assembly operations capitalize on our materials inventory management expertise and volume procurement capabilities. As a result, we believe that we are able to achieve highly competitive cost reductions and reduce total manufacturing cycle time for our OEM customers. Materials procurement and management consist of the planning, purchasing, expediting and warehousing of components and materials used in the manufacturing process. In addition, our strategy includes having third-party suppliers of custom components located in our industrial parks to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use a sophisticated automated manufacturing resource planning system and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility of material availability and are able to track the work in process. We utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts and deliver purchase orders and assists suppliers with satisfying just-in-time delivery and supplier-managed inventory requirements. This also enables us to implement vendor managed inventory solutions to increase flexibility and reduce overall capital allocation in the supply chain. We procure a wide assortment of materials, including electronic components, plastics and metals. There are a number of sources for these materials, including from customers for whom we are providing systems assembly and manufacturing services. On some occasions, there have been shortages in certain electronic components, most recently with regard to connectors, capacitors, LCD panels and memory (both DRAM and Flash). However, such shortages have not had a material impact on our operating results for any periods presented. See "Risk Factors—We may be adversely affected by shortages of required electronic components."

          Component businesses.     The Company offers the following component product solutions:

    •
    Rigid and Flexible Printed Circuit Board ("PCB") Fabrication.    Printed circuit boards are platforms composed of laminated materials that provide the interconnection for integrated circuits, passive and other electronic components and thus are at the heart of almost every electrical system. They are formed out of multi-layered epoxy resin and glass cloth systems with very fine traces and spaces and plated holes (called vias), which interconnect the different layers to an extremely dense circuitry network that carries the integrated circuits and electrical signals. As semiconductor designs become more and more complex and signal speeds increase, there is an increasing demand on printed circuit board integration density requiring higher layer counts, finer lines and spacings, smaller vias (microvias) and base materials with electrically very low loss characteristics. The manufacturing of these complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds and impedances. The global demand for wireless devices and the complexity of wireless products are driving the demand for more flexible printed circuits. Flexible circuit boards facilitate a reduction in the weight of a finished electronic product and allow the designer to use the third dimension in designing new products or product features. Flexible circuits have become a very attractive design alternative for many new and emerging application spaces such as automotive rear LED lightning, tablet computers, and miniaturized radio frequency identification tags or smart cards. We are an industry leader in high-density interconnect with the Every Layer Inter Connect ("ELIC") technology, which is used in smart phone designs, and multilayer constructions which are used in advanced routers and switches, telecom equipment, servers, storage, and flexible printed circuit boards and flexible printed circuit board assemblies. Our PCB business (Multek) manufactures printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers' product development groups in as little as 48 hours. Our extensive range of services enables us to respond to our customers' demands for an accelerated transition from prototype to volume production. Multek offers a one stop solution from design to manufacturing of PCB, flexible circuits and rigid flex circuits and sub-assemblies. We have printed circuit board service capabilities in North America, South America, Europe and Asia, and flexible circuit fabrication service capabilities in North America and Asia. During fiscal year 2013 we began consolidating Multek's footprint and rationalizing its operations and expect to fully complete the closing of our Multek factories in Germany and Brazil during fiscal year 2014. We believe this will drive operational efficiencies, and result in an optimization of our system, which will lower the revenue level required to achieve better margins. Going forward our capabilities will be centered in Asia and North America.

    •
    Power Supplies.    We have a full service power supply business ("Flex Power") that specializes in high efficiency and high density switching power supplies ranging from 1 to 3,000 watts. The product portfolio includes chargers for the mobile phones and the fast-growing tablet markets, adapters for notebooks and printers and boxed power supplies for the desktop markets along with networking, server and storage markets. We pride ourselves in our ability to service the needs of industry leaders in these markets through collaborative development and efficient program management execution. Our products are fully compliant with environmental and Energy Star industry requirements that drive efficiency specifications in the industry. Customers who engage with Flex Power get the advantage of our technological innovations in such areas as digital control or smart power, while still managing to offer competitive pricing. Our unique platform development approach enables our customers to get to their markets faster.

          Logistics.    Flextronics Global Services is a provider of after-market supply chain logistics services. Our comprehensive suite of services serve customers operating in the computing, consumer digital, infrastructure, industrial, mobile and medical markets. Our expansive global infrastructure consists of 25 sites and more than 12,000 employees strategically located throughout the Americas, Europe and Asia. By leveraging our operational infrastructure, supply chain network, and IT systems, we have the capability of offering globally consistent logistics solutions for our customers' brands. By linking the flow of information from the supply chains, we create supply chain efficiencies delivering value to our customers. We provide multiple logistics solutions including supplier managed inventory, inbound freight management, product postponement, build/configure to order, order fulfillment and distribution, and supply chain network design.

          Reverse Logistics and Repair Services.     We offer a suite of integrated reverse logistics and repair solutions that are operated on globally consistent processes, which help our customers protect their brand loyalty in the marketplace by improving turnaround times and end-customer satisfaction levels. Our objective is to maintain maximum asset value retention of our customers' products throughout their product life cycle while simultaneously minimizing non-value repair inventory levels and handling in the supply chain. With our suite of end-to-end solutions, we can effectively manage our customers' reverse logistics requirements while also providing critical feedback of data to their supply chain constituents and delivering continuous improvement and efficiencies for both existing and next generation products. Our reverse logistics and repair solutions include returns management, exchange programs, complex repair, asset recovery, recycling and e-waste management. We provide repair expertise to multiple product lines such as consumer and midrange products, printers, PDA's, mobile phones, consumer medical devices, notebooks, PC's, set-top boxes, game consoles and highly complex infrastructure products. With our service parts logistics business, we manage all of the logistics and restocking processes essential to the efficient operation of repair and refurbishment services.

STRATEGY

        Our company's goal is to empower talented employees to develop global supply chain solutions that transforms industries and companies. At our core, we are a world-class global design, manufacturing and services company. Our strategy is to maintain our leadership in these core capabilities and to build on these through extended offerings in high-growth sectors.

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

          Extended Value Propositions.     We continue to extend our distinctiveness in manufacturing into new value propositions that leverage our core capabilities. We opportunistically invest in new capabilities and services to provide our customers with a broader value added suite of services and solutions to meet their product and market requirements. We continue to develop manufacturing process technologies that reduce cost and improve product performance.

COMPETITIVE STRENGTHS

        We continue to enhance our business through the development and broadening of our product and service offerings. Our focus is to be a flexible organization with repeatable execution that adapts to macro-economic changes and creates value which increases our customers' competitiveness. We have concentrated our strategy on market-focused expertise, capabilities, services and our global supply chain services. We believe that the following capabilities differentiate us from our competitors and enable us to better serve our customers' requirements:

          Significant Scale and Global Integrated System.    We believe that scale is a significant competitive advantage, as our customers' solutions increasingly require cost structures and capabilities that can only be achieved through size and global reach. We are a leader in global procurement, purchasing approximately $21.5 billion of materials during our fiscal year ended March 31, 2013. As a result, we are able to use our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers.

          We have established an extensive, integrated network of design, manufacturing and logistics facilities in the world's major electronics markets to serve the outsourcing needs of both multinational and regional OEMs. Our extensive global network of facilities in over 30 countries with approximately 149,000 employees gives us the ability to increase the competitiveness of our customers by simplifying their global product development processes while also delivering improved product quality with improved performance and accelerated time to market. Operating and executing this complex worldwide solutions system is a competitive advantage.

          End-to-End Solution.     We offer a comprehensive range of worldwide supply chain services that simplify and improve the global product development process and provide meaningful time and cost savings to our OEM customers. Our broad based, end-to-end services enable us to cost effectively design, build, ship and service a complete packaged product. We believe that our capabilities also help our customers improve product quality, manufacturability and performance, and reduce costs. We have expanded and enhanced our service offering by adding capabilities in machining, flexible printed circuit boards, and power supplies, as well as by introducing new capabilities in areas such as solar equipment, large format stamping and chargers.

          Long-Standing Customer Relationships.    We believe that maintaining our long-term relationships with key customers is a critical requirement for maintaining our market position, growth and profitability. We believe that our ability to maintain and grow these customer relationships results from our ability to continuously create value that increases our customers' competitiveness. We achieve this through our broad range of service offerings and solutions, and our market-focused approach, which allows us to provide innovative thinking to all of the manufacturing and related services that we provide to our customers. We continue to receive numerous service and quality awards that further validate the success of these programs.

          Extensive Design and Engineering Capabilities.     We have an industry leading global design service offering with extensive product design engineering resources that provide global design services, products, and solutions to satisfy a wide array of customer requirements across all of our key markets. We combine our design and manufacturing services to provide end-to-end customized solutions that include services from design layout, through product industrialization and product development, including the manufacture of components and complete products (such as smart phones), which are then sold by our OEM customers under the OEMs' brand names.

          Geographic, Customer and End Market Diversification.     We believe that we have created a well-diversified and balanced company. We have diversified our business across multiple end markets, significantly expanding our available market. The world is undergoing change and macro-economic disruptions that has led to demand shifts and realignments. We believe that we are well positioned through our market diversification to grow in excess of the industry average and successfully navigate through difficult economic climates. Our broad geographic footprint and experience with multiple types and complexity levels of products provide us a significant competitive advantage. We continually look for new ways to diversify our offering within each market segment.

          Industrial Parks; Low-Cost Manufacturing Services.     We have developed self-contained campuses that co-locate our manufacturing and logistics operations with our suppliers at a single, low-cost location. These industrial parks enhance our total supply chain management, while providing a low-cost, multi-technology solution for our customers. This approach increases the competitiveness of our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established our large industrial parks in Brazil, China, Hungary, Indonesia, Malaysia, Mexico, and Romania.

          We have certain of our manufacturing operations situated in low-cost regions of the world to provide our customers with a wide array of manufacturing solutions and low manufacturing costs. As of March 31, 2013, approximately 76% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, India, Indonesia, Malaysia, Mexico, Romania, Singapore, and Ukraine. We believe we are a global industry leader in low-cost production capabilities.

CUSTOMERS

        Our customers include many of the world's leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2013, our ten largest customers accounted for approximately 47% of net sales. No customer accounted for greater than 10% of the Company's net sales in fiscal 2013.

        The following table lists in alphabetical order a sample of our largest customers in fiscal year 2013 and the end products of those customers for which we provide design, manufacturing or after-market services:

Customer	End Products
Alcatel-Lucent	Business telecommunications systems and core routers and switches
Apple	Smartphones, notebooks and desktop computing, tablets and consumer entertainment devices
Cisco	Core routers and switches, wireless and enterprise telecommunications infrastructure
Ericsson	Radio base stations for Long Term Evolution and GSM infrastructure
Ford Motor Company	SYNC Modules, Lighting Products, Solenoids and Motion Control Electronics
Hewlett-Packard	Notebook and netbook computers, inkjet printers and storage devices
Huawei Technologies	Wireless and enterprise telecommunications infrastructure and smartphones
Lenovo	All-in-one desktop, desktop and notebook computers
Microsoft	Computer peripherals and consumer electronics products
Research In Motion	Smartphones and other mobile communication devices

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

SOCIAL RESPONSIBILITY

        Our corporate social responsibility practices focus on global human rights, global environmental conditions, business ethics, and the health and safety of all stakeholders. We do this with controlled business processes, thus ensuring that our business is conducted in a manner that goes beyond compliance alone. We operate programs, including compliance audits and compliance capability building programs that focus on driving continuous improvements in social, ethical, and environmental compliance throughout all of our global operating units in accordance with our Code of Conduct. As a guide to achieve this end, Flextronics looks at principles, policies, and standards as prescribed by the

Electronics Industry Citizenship Coalition ("EICC"), a worldwide association of electronics companies committed to promoting an industry code of conduct for global electronics supply chains to improve working and environmental conditions. Flextronics is a founding member of the EICC coalition.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), Section 1502 introduces reporting requirements related to the verification of whether Flextronics directly (or indirectly through suppliers of materials) is purchasing the minerals or metals gold, columbite-tantalite. cassiterite, wolframite and their derivatives: tin, tungsten, and tantalum that are being provided by sources in the conflict region of the Democratic Republic of Congo (DRC) and the surrounding neighbor countries. Flextronics is working directly with suppliers, industry groups, and customers to comply with the due diligence reporting requirements necessary to comply with the new law. See "Risk Factor—Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to us."

ENVIRONMENTAL REGULATION

        Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We have fully implemented processes and procedures to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results, or competitive position. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third-party sites. We engage environmental consulting firms to assist us in the evaluation of environmental liabilities of our ongoing operations, historical disposal activities and closed sites in order to establish appropriate accruals in our financial statements. We determine the amount of our accruals for environmental matters by analyzing and estimating the probability of occurrence and the reasonable possibility of incurring costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. While no material exposures have been identified to date that we are aware of, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

        We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. For example, the electronics industry is subject to the European Union's ("EU") Restrictions on Hazardous Substances ("RoHS") 2011/65/EU, Waste Electrical and Electronic Equipment ("WEEE") 2012/19/EU directives, the regulation EC 1907/2006 EU Directive REACH ("Registration, Evaluation, Authorization, and Restriction of Chemicals"), and China RoHS entitled, Management Methods for Controlling Pollution for Electronic Information Products ("EIPs"). Similar legislation has been or may be enacted in other jurisdictions, including in the United States. Our business requires close collaboration with our customers and suppliers to mitigate risk of non-compliance. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as the regulations. These programs vary from collecting compliance or material data from our Flextronics owned suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. In the case of WEEE, although the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. New technical classifications of e-Waste being discussed in the Basel Convention technical working group could affect both Flextronics and Flextronics' customers abilities and obligations in electronics repair and refurbishment. Flextronics continues to monitor these discussions and is working with our customers and other technical organizations to minimize the impact to legal and responsibly managed repair operations.

EMPLOYEES

        As of March 31, 2013, our global workforce totaled approximately 149,000 employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.

        Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel.

INTELLECTUAL PROPERTY

        We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. As of March 31, 2013 and 2012, the carrying value of our intellectual property was not material.

        Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, from time to time third parties do assert patent infringement claims against us or our customers. In addition, we provide design and engineering services to our customers and designing and making our own products. As a consequence of these activities, our customers are requiring us to take responsibility for intellectual property to a greater extent than in our manufacturing and assembly businesses. If and when third parties make assertions regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to us on commercially acceptable terms, if at all, and any such litigation might not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We also could be required to incur substantial costs to redesign a product or re-perform design services.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        Refer to note 17 to our consolidated financial statements included under Item 8 for financial information about our geographic areas.

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

        We were incorporated in the Republic of Singapore in May 1990. Our principal corporate office is located at 2 Changi South Lane, Singapore 486123. Our U.S. corporate headquarters is located at 6201 America Center Drive, San Jose, CA, 95002.

ITEM 1A.    RISK FACTORS

We depend on industries that continually produce technologically advanced products with short life cycles and our business would be adversely affected if our customers' products are not successful or if our customers lose market share.

        We derive our revenues from customers in the following markets:

  •
  HRS, which is comprised of our medical, automotive, defense and aerospace businesses;

  •
  HVS, which includes our mobile devices business, including smart phones, and consumer electronics, including game consoles, high-volume computing business, including notebook personal computing ("PC"), tablets and printers;

  •
  IEI, which is comprised of our large household appliances, equipment, and emerging industries businesses; and

  •
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

        We compete with a number of different companies, depending on the type of service we provide or the location of our operations. For example, we compete with major global EMS providers, other smaller EMS companies that have a regional or product-specific focus and ODMs with respect to some of the services that we provide. We also compete with our current and prospective customers, who evaluate our capabilities in light of their own capabilities and cost structures. Our industry is extremely competitive, many of our competitors have achieved substantial market share, and some may have lower cost structures or greater design, manufacturing, financial or other resources than we do. We face particular competition from Asian-based competitors, including Taiwanese ODM suppliers who compete in a variety of our end markets and have a substantial share of global information technology hardware production. If we are unable to provide comparable manufacturing services and improved products at lower cost than the other companies in our market, our net sales could decline.

The majority of our sales come from a small number of customers and a decline in sales to any of these customers could adversely affect our business.

        Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 47%, 55% and 52% of net sales in fiscal years 2013, 2012 and 2011, respectively. No customer accounted for greater than 10% of the Company's net sales in fiscal 2013. Our largest customers during fiscal year 2012 were Hewlett-Packard (HP) and Research In Motion (RIM), which each accounted for more than 10% of net sales. No other customer accounted for more than 10% of net sales in fiscal year 2012. Our largest customer during fiscal year 2011 was Research In Motion which accounted for more than 10% of net sales in 2011. No other customer accounted for more than 10% of net sales in fiscal year 2011. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues and profitability could be harmed.

Our components business is dependent on our ability to quickly launch world-class components products, and our investment in the development of our component capabilities, together with the start-up and integration costs necessary to achieve quick launches of world-class components products, may adversely affect our margins and profitability.

        Our components business, which includes rigid and flexible printed circuit board fabrication, and power supplies manufacturing, is part of our strategy to improve our competitive position and to grow our future margins, profitability and shareholder returns by expanding our capabilities. The success of our components business is dependent on our ability to design and introduce world-class components that have performance characteristics which are suitable for a broad market and that offer significant price and/or performance advantages over competitive products.

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

        Our supply chain may also be impacted by other events outside our control, including macro-economic events, political crises or natural or environmental occurrences. Component shortages impacted our results during the second half of fiscal year 2010, during the first quarter of fiscal year 2011 and during fiscal year 2012. The supply constraints were broad based, but the impact was most evident with respect to connectors, capacitors, LCD panels and memory (both DRAM and Flash). These shortages began to abate during the second quarter of fiscal year 2011, and supplies had normalized by the end of the third quarter. In addition, the March 2011 earthquake and tsunami in Japan resulted in disruptions to our supply chain, as a large number of our suppliers of semiconductors and other electronic components are located in Japan. These disruptions had a negative impact on our revenue in the first and second quarters of fiscal year 2012. We also continue to evaluate the extent of the disruption to our supply chain and the impact on our business caused by the flooding in Thailand during the second half of 2011, which had a negative impact on our revenue in the third quarter of fiscal year 2012, as a number of our suppliers of hard disk drives and other electronic components maintain facilities in Thailand.

Our margins and profitability may be adversely affected due to substantial investments, start-up and production ramping costs in our design services.

        As part of our strategy to enhance our end-to-end service offerings, we have expanded and continue to expand our design and engineering capabilities. Providing these services can expose us to different or greater potential risks than those we face when providing our manufacturing services.

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

        In addition, we agree to certain product price limitations and cost reduction targets in connection with these services. Inflationary and other increases in the costs of the raw materials and labor required to produce the products have occurred and may recur from time to time. Also, the production ramps for these programs are typically significant and negatively impact our margin in early stages as the manufacturing volumes are lower and result in inefficiencies and unabsorbed manufacturing overhead costs. We may not be able to reduce costs, incorporate changes in costs into the selling prices of our products, or increase operating efficiencies as we ramp production of our products, which would adversely affect our margins and our results of operations.

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

        We have implemented security systems and governance policies with the intent of maintaining the physical security of our facilities and inventory and protecting our customers' and our suppliers' confidential information. Despite such efforts, we are subject to, and at times have suffered from, breach of these security systems and governance policies which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized use or theft of the inventory or information we are trying to protect. If unauthorized parties gain physical access to our inventory or if they gain electronic access to our information systems or if such information or inventory is used in an unauthorized manner, misdirected, lost or stolen during transmission or transport, any theft or misuse of such information or inventory could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could have a material adverse effect on our profitability and cash flow. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from the breach of our security systems.

Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to us.

        As part of the Dodd-Frank Act, the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. The disclosure rules will take effect for the Company in May 2014. We may have to publicly disclose whether the products we sell contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of the Act. Additionally, customers rely on us to provide critical data regarding the products they purchase and will likely request conflict mineral information. Our materials sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins of the minerals used in the products we sell. We have many suppliers and each may provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, our reputation may suffer if we are unable to sufficiently verify the origins of conflict minerals, if any, used in its products. Additionally, customers may demand that the products they purchase be free of conflict minerals. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that may be able to provide conflict free products and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.

We are subject to the risk of increased income taxes.

        The Company is subject to taxes in numerous jurisdictions. The Company's future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws or their interpretation including changes related to tax holidays or tax incentives. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions are otherwise increased. For example, on March 16, 2007, the Chinese government passed a new unified enterprise income tax law which became effective on January 1, 2008. Among other things, the new law canceled many income tax incentives previously applicable to our subsidiaries in China. Under the new law, the tax rates applicable to the operations of most of our subsidiaries in China have been increased to 25%. The new law provided a transition rule which increased the tax rate to 25% over a 5-year period, which ended in 2012. The new law also increased the standard withholding rate on earnings distributions to between 5% and 10% depending on the residence of the shareholder. The ultimate effect of these and other changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our China income, the manner in which China interprets, implements and applies the new tax provisions, and our ability to qualify for any exceptions or new incentives. Similarly, we recently renewed a Malaysian tax holiday that expired on January 31, 2012 for another ten year period. Our continued ability to qualify for specific tax holiday extensions will depend on, among other things, our anticipated investment and expansion in these countries and the manner in which the local governments interpret the requirements for extensions or new incentives.

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

        In recent years, we have experienced growth in our business through a combination of internal growth and acquisitions. However, our business also has been negatively impacted by the recent adverse global economic conditions. The expansion of our business, as well as business contractions and other changes in our customers' requirements, have in the past, and may in the future, require that we adjust our business and cost structures by incurring restructuring charges. Restructuring activities involve reductions in our workforce at some locations and closure of certain facilities. All of these changes have in the past placed, and may in the future place, considerable strain on our management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not properly manage our financial and management controls, reporting systems and procedures to manage our employees, our business could be harmed.

        In recent years, including during fiscal 2013, we undertook initiatives to restructure our business operations through a series of restructuring activities, which were intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency. These activities included reducing excess workforce and capacity, transitioning manufacturing to lower-cost locations and eliminating redundant facilities, and consolidating and eliminating certain administrative facilities.

        While we incur severance, asset impairment charges and other facilities charges as a result of changes in our customer mix on an ongoing basis, such individual actions were not considered material to be separately disclosed as restructuring charges in fiscal year 2012 and 2011, and are included in either cost of sales or selling, general and administrative expenses, as appropriate. Our restructuring activities undertaken during fiscal 2013 have been disclosed separately on our statement of operations due to the significant nature of such activities. We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements. We may consolidate certain manufacturing facilities or transfer certain of our operations to lower cost geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.

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

        Currency exchange rates fluctuate on a daily basis as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the functional and non-functional currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, and payables of our operating entities. As part of our currency hedging strategy, we use financial instruments, primarily forward exchange and swap contracts, to hedge our United States dollar and other currency commitments in order to reduce the short-term impact of foreign currency fluctuations on current assets and liabilities. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

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

        We are also required to comply with an increasing number of global and local product environmental compliance regulations focused on the restriction of certain hazardous substances. We are subject to the EU directives, including the Restrictions on RoHS, the WEEE as well as the EU's

REACH regulation. In addition, new technical classifications of e-Waste being discussed in the Basel Convention technical working group could affect both our customers abilities and obligations in electronics repair and refurbishment. Also of note is China's Management Methods for Controlling Pollution Caused by EIPs regulation, commonly referred to as "China RoHS", which restricts the importation into and production within China of electrical equipment containing certain hazardous materials. Similar legislation has been or may be enacted in other jurisdictions, including in the United States. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as applicable regulations. These programs may include collecting compliance data from our suppliers, full laboratory testing and public reporting of other environmental metrics such as carbon emissions, electronic waste and water, and we also require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their obligations under WEEE.

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

        In the past, we have completed numerous strategic transactions with OEM customers. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year manufacturing and supply agreements for the production of their products. We may pursue these OEM divestiture transactions in the future. These arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

        Two of our significant end markets are the mobile devices market and the consumer devices market. These markets exhibit particular strength in the two quarters leading up to the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our second and third fiscal quarters as compared to our other fiscal quarters. Economic or other factors leading to diminished orders in the end of the calendar year could harm our business.

Our debt level may create limitations.

        As of March 31, 2013, our total debt was approximately $2.1 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.

Changes in our credit rating may make it more expensive for us to raise additional capital or to borrow additional funds.

        Our credit is rated by credit rating agencies. Our 4.625% Notes and our 5.000% Notes are currently rated BB+ by Standard and Poor's ("S&P") and Ba1 by Moody's, and are considered to be below "investment grade" debt by Moody's and S&P. Any further decline in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our interest payments under some of our existing debt agreements; and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on some of our credit facilities is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on these credit facilities.

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

        The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of companies, including technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our ordinary shares has been and may in the future be subject to similar volatility. Factors such as fluctuations in our operating results, announcements of technological innovations or events affecting other companies in the electronics industry, currency fluctuations, general market fluctuations, and macro-economic conditions may cause the market price of our ordinary shares to decline.

The Company's goodwill and identifiable intangible assets could become impaired, which could reduce the value of its assets and reduce its net income in the year in which the write-off occurs.

        Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The Company also ascribes value to certain identifiable intangible assets, which consist primarily of customer relationships and trade names, among others, as a result of acquisitions. The Company may incur impairment charges on goodwill or identifiable intangible assets if it determines that the fair values of goodwill or identifiable intangible assets are less than their current carrying values. The Company evaluates, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

        Refer to Notes 1 and 2 of the notes to the consolidated financial statements and 'critical accounting policies' in management's discussion and analysis of financial condition and results of operations for further discussion of the impairment testing of goodwill and identifiable intangible assets.

        A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the Company's businesses and the Company could be required to record impairment charges on its goodwill or other identifiable intangible assets in the future, which could impact the Company's consolidated balance sheet, as well as the Company's consolidated statement of operations. If the Company was required to recognize an impairment charge in the future, the charge would not impact the Company's consolidated cash flows, current liquidity, capital resources, and covenants under its existing credit facilities, asset securitization program, and other outstanding borrowings.

Failure to comply with domestic or international employment and related laws could result in the payment of significant damages, which would reduce our net income.

        We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, whistle-blowing, classification of employees and severance payments. Enforcement activity relating to these laws, particularly outside of the United States, can increase as a result of increased media attention due to violations by other companies, changes in law, political and other factors. There can be no assurance that we won't be found to have violated such laws in the future, due to a more aggressive enforcement posture by governmental authorities or for any other reason. Any such violations could lead to the assessment of fines against us by federal, state or foreign regulatory authorities or damages payable to employees, which fines could be substantial and which would reduce our net income.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing over 27.6 million square feet of productive capacity as of March 31, 2013. We own facilities with approximately 8.7 million square feet in Asia, 4.4 million square feet in the Americas and 2.4 million square feet in Europe. We lease facilities with approximately 6.6 million square feet in Asia, 3.3 million square feet in the Americas and 2.2 million square feet in Europe.

        Our facilities include large industrial parks, ranging in size from under 100,000 to 4.1 million square feet in Brazil, China, Hungary, Indonesia, Israel, Malaysia, Mexico, Poland, Romania, Slovakia,

and Ukraine. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 2.7 million square feet in Austria, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, Norway, Singapore, Sweden, Ukraine and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world's major electronics markets.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF ORDINARY SHARES

        Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol "FLEX." The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2012 as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended March 31, 2013
Fourth Quarter	$6.93	$6.18
Third Quarter	6.31	5.54
Second Quarter	6.81	5.96
First Quarter	7.30	6.11
Fiscal Year Ended March 31, 2012
Fourth Quarter	$7.42	$5.75
Third Quarter	6.75	5.42
Second Quarter	7.01	5.10
First Quarter	7.51	6.27

        As of May 16, 2013 there were 3,528 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ Global Select Market was $7.22 per share.

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

        The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2008 and reflects the annual return through March 31, 2013, assuming dividend reinvestment.

        The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flextronics, the S&P 500 Index, and Peer Group

	3/08	3/09	3/10	3/11	3/12	3/13
Flextronics	100.00	30.78	83.49	79.55	76.89	71.99
S&P 500 Index	100.00	61.91	92.72	107.23	116.39	132.64
Peer Group	100.00	52.62	160.36	168.61	183.13	151.96

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2013

Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Issuer Purchases of Equity Securities

        The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2013 through March 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - January 25, 2013	—	$—	—	$319,306,175
January 26 - February 22, 2013	5,064,392	6.62	5,064,392	324,771,920
February 23 - March 31, 2013	13,720,700	6.72	13,720,700	237,553,032

Total	18,785,092		18,785,092

(1)
During the period from January 1, 2013 through March 31, 2013 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On September 13, 2012, our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares, which was approved by the Company's shareholders at the 2012 Extraordinary General Meeting held on August 30, 2012. As of March 31, 2013, we had 35.3 million shares available to be repurchased under the plan with an approximate dollar value of $237.6 million at an assumed average price of $6.72 per share.

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

ITEM 6.    SELECTED FINANCIAL DATA

        These historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data set forth below was derived from our historical audited consolidated financial statements and is qualified by reference to and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data."

	Fiscal Year Ended March 31,
	2013	2012(5)	2011(5)	2010(5)	2009(5)
	(In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA(1):
Net sales	$23,569,475	$29,343,029	$28,442,633	$23,962,135	$30,795,367
Cost of sales	22,187,393	27,825,079	26,859,288	22,668,077	29,378,653
Restructuring charges(2)	215,834	—	—	87,442	153,398

Gross profit	1,166,248	1,517,950	1,583,345	1,206,616	1,263,316
Selling, general and administrative expenses	805,235	877,564	801,772	750,213	939,534
Intangible amortization	29,529	49,572	66,188	84,890	129,997
Goodwill impairment charge(3)	—	—	—	—	5,771,766
Restructuring charges(2)	11,600	—	—	14,572	24,651
Other charges (income), net(4)	(65,190)	(19,935)	6,127	206,604	90,767
Interest and other expense, net	56,259	36,019	74,948	155,498	230,446

Income (loss) from continuing operations before income taxes	328,815	574,730	634,310	(5,161)	(5,923,845)
Provision for (benefit from) income taxes	26,313	53,960	22,049	(37,059)	5,364

Income (loss) from continuing operations	302,502	520,770	612,261	31,898	(5,929,209)
Loss from discontinued operations, net of tax	(25,451)	(32,005)	(16,042)	(13,304)	(206,309)

Net income (loss)	$277,051	$488,765	$596,219	$18,594	$(6,135,518)

Diluted earnings (loss) per share:
Continuing operations	$0.45	$0.72	$0.77	$0.04	$(7.22)

Discontinued operations	$(0.04)	$(0.04)	$(0.02)	$(0.02)	$(0.25)

Total	$0.41	$0.67	$0.75	$0.02	$(7.47)

	As of March 31,
	2013	2012	2011	2010	2009
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA(1):
Working capital	$1,598,616	$2,246,365	$2,225,268	$1,642,790	$1,526,235
Total assets	10,591,555	11,033,804	11,633,152	10,642,552	11,316,940
Total long-term debt, excluding current portion	1,650,973	2,149,333	2,198,942	1,988,876	2,733,543
Shareholders' equity	2,246,758	2,283,979	2,294,696	1,984,567	1,861,168

(1)
In fiscal year 2013, the Company finalized the sales of two non-core businesses. These non-core businesses represent separate asset groups and the divestitures qualify as discontinued operations, and accordingly, the

  Company has reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operations and the consolidated balance sheets for all periods presented.

(2)
Restructuring charges incurred during fiscal years 2013, 2010 and 2009 were primarily intended to rationalize the Company's global manufacturing capacity and infrastructure in response to weakened macro-economic conditions and decline in demand from our OEM customers.

(3)
The Company recognized a charge to impair goodwill as a result of a significant decline in its share value driven by weakened macro-economic conditions that contributed to a decrease in market multiples and estimated discounted cash flows. Total goodwill impairment charges was $5.9 billion, of which $0.1 billion is included in loss from discontinued operations.

(4)
The net other income in the fiscal year 2013 includes the fair value change in warrants to purchase common shares of a certain supplier and loss on sale of two investments.

The net other income in the fiscal year 2012, relates to the gain on sale of certain international entities.

During fiscal year 2011, the Company recognized a $13.2 million loss associated with the early redemption of the 6.25% Senior Subordinated Notes and an $11.7 million loss in connection with the divestiture of certain international entities. Additionally, the Company recognized a gain of $18.6 million associated with a sale of an equity investment that was previously fully impaired.

The Company recognized charges of $199.4 million and $111.5 million in fiscal years 2010 and 2009, respectively, for the loss on disposition, other-than-temporary impairment and other related charges on its investments in, and notes receivable from, certain non-publicly traded companies. In fiscal year 2009, the Company recognized a net gain of $22.3 million upon the partial extinguishment of debt.

(5)
During the fourth quarter of fiscal year 2012, the Company identified certain accounting errors in the statutory-to-U.S. GAAP adjustments at one of its foreign sites that originated in prior annual periods. Management conducted additional procedures and concluded that these errors were isolated to that location. These errors, which primarily understated cost of sales, totaled $10.4 million, $8.0 million and $6.5 million for the fiscal years ended March 31, 2011, 2010 and 2009 respectively, and were corrected by the Company as an out-of-period adjustment in the fourth quarter of fiscal year 2012. Management believes the impact of this item, to the fiscal year ended March 31, 2012 and to prior fiscal years presented was not material. As a result of recording these adjustments in the fourth quarter of fiscal year 2012, net income for the year ended March 31, 2012 was reduced by $24.9 million ($0.03 per share).

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

OVERVIEW

        We are a leading global supply chain solutions provider, offering advanced design, manufacturing and logistics and after-sales services to OEMs of a broad range of electronics products in the following markets: High Reliability Solutions ("HRS"), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions ("HVS"), which includes our mobile devices business, including smart phones, and consumer electronics, including game consoles, high-volume computing business, including notebook personal computing ("PC"), tablets and printers; Industrial and Emerging Industries ("IEI"), which is comprised of large household appliances, equipment, and our emerging industries businesses; and Integrated Network Solutions ("INS"), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

        Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain services through which the we can design, build, ship and service a complete packaged product for our OEM customers. This enables our OEM customers to leverage our services to meet their product requirements throughout the entire product life cycle.

        Historically, our industry experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design and manufacturing requirements. We have seen an increase in the penetration of the global OEM manufacturing requirements since the 2001 - 2002 technology downturn as more and more OEMs pursued the benefits of outsourcing rather than internal manufacturing. Due to the global economic crisis, which began in late calendar year 2007 and continued through the end of our fiscal year 2010, many of our OEM customers reduced their manufacturing and supply chain outsourcing which negatively impacted our business. During our fiscal year 2011, we began seeing some positive signs that demand for our OEM customers' end products was improving, and this trend continued through the end of our 2013 fiscal year. However, our revenues in fiscal 2013 declined primarily as a result of our exit from the high volume and low margin ("ODM") PC business, which we fully exited by the end of fiscal 2012, and from a reduction of concentration of business with a well known smart phone OEM.

        We use a portfolio management approach to manage our extensive service offerings. As our OEM customers change in the way they go to market, we reorganize and rebalance our business portfolio in order to align with our customers' needs and requirements and to optimize our operating results. As part of our portfolio management strategy, we have decreased the percentage of our revenue from our lower margin HVS businesses by exiting our ODM PC business in fiscal 2012 and assembly disengagement with a well known smart phone OEM in fiscal 2013. Over the past few years, we have experienced increased revenue in our more complex and higher margin business groups (HRS, IEI, and INS) together with new business opportunities. Although our recent acquisition of certain manufacturing operations from Google's Motorola Mobility LLC is expected to increase the percentage of our revenues from the HVS market in fiscal year 2014 and beyond, we do not expect the percentage of revenues from our HVS business to approach the concentration experienced in fiscal year 2011 and prior. The objective of our operating model is to allow us to redeploy and reposition our assets and resources to meet specific customer needs across all of the markets we serve, and we have been able to successfully reposition HVS assets and capacity to serve our customers in other business groups as required which illustrates the overall flexibility of our model.

        We are one of the world's largest manufacturing service providers, with revenues of $23.6 billion in fiscal year 2013. We have established an extensive network of manufacturing facilities in the world's major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. We design, build, ship, and service electronics products for our customers through a network of facilities in over 30 countries across four continents. As of March 31, 2013, our total manufacturing capacity was approximately 27.6 million square feet. In fiscal year 2013, our net sales in Asia, the Americas and Europe represented approximately 50%, 31% and 19%, respectively, of our total net sales, based on the location of the manufacturing site. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites and the relative percentages:

	Fiscal Year Ended March 31,
Net sales:	2013		2012		2011
	(In thousands)
China	$8,132,776	35%	$11,212,310	38%	$10,754,250	38%
Mexico	3,534,067	15%	4,005,653	14%	4,241,222	15%
U.S	2,539,460	11%	2,971,757	10%	2,903,419	10%
Malaysia	2,440,902	10%	2,868,990	10%	2,595,174	9%
Hungary	1,312,159	6%	2,123,768	7%	2,343,066	8%
Other	5,610,111	23%	6,160,551	21%	5,605,502	20%

	$23,569,475		$29,343,029		$28,442,633

	Fiscal Year Ended March 31,
Property and equipment, net:	2013		2012
	(In thousands)
China	$855,032	39%	$840,032	40%
Mexico	286,026	13%	309,325	15%
U.S	245,590	11%	132,944	6%
Malaysia	152,594	7%	170,990	8%
Hungary	113,173	5%	130,458	6%
Other	522,173	25%	492,693	25%

	$2,174,588		$2,076,442

        We believe that the combination of our extensive design and engineering services, significant scale and global presence, end-to-end services, advanced supply chain management, industrial campuses in low-cost geographic areas and operational track record provide us with a competitive advantage in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs. Through these services and facilities, we offer our OEM customers the ability to simplify their global product development, manufacturing process, and after sales services, and enable them to achieve meaningful time to market and cost savings.

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

        Net revenues for fiscal year 2013 decreased 19.7% or $5.8 billion to $23.6 billion. This decline was primarily attributable to the disengagement of our assembly activities with a well known smart phone OEM and the exit of our ODM PC business, which resulted in decreases of approximately $2.2 billion and $1.6 billion, respectively. Our revenue deteriorated in all the major markets we serve except for HRS. By the end of fiscal year 2013, we continued to strive to maintain a competitive position driven in part by the success in our diversified business model. Our fiscal year 2013 gross profit totaled $1.2 billion, representing a decrease of $351.7 million, or 23.2%, compared to fiscal year 2012 primarily due to restructuring charges amounting to $215.8 million included in cost of sales in fiscal year 2013. Our income from continuing operations of $302.5 million was lower than the $520.8 million realized in fiscal year 2012 primarily due to restructuring charges incurred in fiscal 2013.

        Cash provided by operations increased approximately $311.2 million to $1.1 billion for fiscal year 2013 compared with $804.3 million for fiscal year 2012 primarily due to changes in operating assets and liabilities, net of acquisitions which decreased $315.9 million in fiscal year 2013 primarily as a result of a decrease in accounts receivable and inventory, offset by a decrease in accounts payable and other current and noncurrent liabilities. Our average net working capital, defined as accounts receivable plus the deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annual sales was approximately 7.8%, 6.2% and 4.5% for the years ended March 31, 2013, 2012 and 2011, respectively. The increase in the percentage for the year ended March 31, 2013 is primarily attributable to lower revenue from our HVS business as a result of our exit of our ODM PC business, which historically carries significantly higher inventory turns and customers with contractually faster payment terms, offset by lower accounts receivable, deferred purchase price receivables and inventories in fiscal year 2013. Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $680.1 million for fiscal year 2013 compared to $416.3 million for fiscal year 2012, primarily due to higher cash flows from operations partially off-set by higher capital expenditures. Refer to the Liquidity and Capital Resources section for the free cash flows reconciliation to our most direct comparable GAAP financial measure of cash flows from operations. Cash used in financing activities amounted to $339.6 million during fiscal year 2013 and included repurchases of approximately 49.9 million ordinary shares at an aggregate purchase value of $322.0 million. As of March 31, 2013, $12.0 million was included in accrued expenses for approximately 1.8 million ordinary shares that were not settled in fiscal year 2013.

        Throughout fiscal year 2013, we continued to further transform our business as we exited certain non-core businesses and executed certain restructuring activities to consolidate and rationalize our global manufacturing capacity and infrastructure. During fiscal year 2013, we finalized the sale of two of our non-core businesses and received proceeds from these sales amounting to $22.6 million, net of $1.0 million of cash sold. The results of operations and financial position of the divested businesses are reported as discontinued operations for all periods presented and include a $17.0 million charge in fiscal 2012 for the impairment of fixed assets and $10.0 million charge for impairment of customer-related intangible assets in fiscal 2013.

        Additionally, in response to a challenging macroeconomic environment, we initiated certain restructuring activities in fiscal 2013 intended to improve our operational efficiencies by reducing excess workforce and capacity. The restructuring activities are intended to rationalize our global manufacturing capacity and infrastructure and will result in a further shift of manufacturing capacity to locations with higher efficiencies. During the year ended March 31, 2013, we recognized $227.4 million of pre-tax restructuring charges comprised of $123.0 million of cash charges predominantly related to employee severance costs and $104.4 million of non-cash charges primarily related to asset impairment and other exit charges. We expect to recognize an additional $40.0 million in pre-tax restructuring charges in our first quarter of fiscal 2014, comprised primarily of cash charges associated with employee termination costs to be classified as a component of cost of sales.

        We believe that our business transformation has strategically positioned us very well to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services, which remain strong.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to note 2 of the notes to consolidated financial statements in Item 8, "Financial Statements and Supplementary Data."

  Revenue Recognition

        We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. We make provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. These provisions were not material to our consolidated financial statements for any of the periods presented.

        We provide a comprehensive suite of services for our customers that range from contract design services to manufacturing and logistics to repair services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the consolidated statements of operations.

  Customer Credit Risk

        We have an established customer credit policy through which we manage customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. We perform ongoing credit evaluations of our customers' financial condition and make provisions for doubtful accounts based on the outcome of those credit evaluations. We evaluate the collectability of accounts receivable based on specific customer circumstances, current economic trends, and the age of past due receivables. To the extent we identify exposures as a result of credit or customer evaluations, we also review other customer related exposures, including but not limited to inventory and related contractual obligations. For example, subsequent to fiscal year 2012 and prior to issuance of our financial statements, the Company became aware that one of its customers in the concentrated solar photovoltaic market was experiencing significant financial and liquidity difficulties. Based on an evaluation of this customer's specific circumstances, the Company determined that its best estimate was that all accounts receivable and inventory related to this customer were unrecoverable and recorded a charge of $32.0 million as of March 31, 2012.

  Restructuring Charges

        We recognize restructuring charges related to our plans to close or consolidate duplicate manufacturing and administrative facilities. In connection with these activities, we recognize restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.

        The recognition of these restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

        Refer to note 12 of the notes to consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.

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

        Goodwill is tested for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. We have one reporting unit: EMS. If the recorded value of the assets, including goodwill, and liabilities ("net book value") of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its fair value in the aggregate, all, or a significant portion of its goodwill may be considered impaired.

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

        We are regularly subject to tax return audits and examinations by various taxing jurisdictions and around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax position, operating results, financial position and cash flows. Refer to note 11 of the notes to consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our tax position.

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

        During fiscal year 2013, the Company finalized the sale of two of its non-core businesses. Total proceeds received from these sales amounted to $22.6 million, net of $1.0 million of cash sold. The

Company recognized a loss on sale of $12.1 million, which is included in interest and other expenses (income), net within the results from discontinued operations.

	Fiscal Year Ended March 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	94.2	94.8	94.4
Restructuring charges	0.9	—	—

Gross profit	4.9	5.2	5.6
Selling, general and administrative expenses	3.4	3.0	2.8
Intangible amortization	0.1	0.2	0.2
Restructuring charges	0.1	—	—
Other charges (income), net	(0.2)	—	0.1
Interest and other expense, net	0.2	0.1	0.3

Income from continuing operations before income taxes	1.3	1.9	2.2
Provision from income taxes	0.1	0.2	0.1

Income from continuing operations	1.2	1.7	2.1
Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.1)

Net income	1.1%	1.6%	2.0%

  Net sales

        Net sales during fiscal year 2013 totaled $23.6 billion, representing a decrease of $5.8 billion, or 19.7%, from $29.3 billion during fiscal year 2012. Sales during fiscal year 2013 decreased across all of the markets we serve except for HRS consisting of decreases of: (i) $5.3 billion or 46.2% in the HVS market, (ii) $0.7 billion or 6.5% in the INS market and (iii) $0.2 billion or 3.9% in the IEI market. The decline in sales was primarily due to a decrease in the HVS market as a result of reduction in revenues due to our disengagement from our assembly business with a well known smart phone OEM customers, which resulted in an approximately $2.2 billion reduction of sales and our exit from the ODM PC business during fiscal 2012, which resulted in an approximately $1.6 billion reduction of sales. The remainder of the decrease across the other markets was attributable to reduced demand during fiscal year 2013. The decrease in these markets was partially offset by increase in sales from our HRS market group amounting to $0.5 billion or 19.5%, primarily due to increased demand for our customer products in the automotive market and to a lesser extent from our acquisition of Saturn Electronics and Engineering, Inc. in December 2012. Net sales decreased across all of the geographical regions we serve, consisting of decreases of $3.7 billion in Asia, $1.2 billion in the Americas and $0.9 billion in Europe.

        Net sales during fiscal year 2012 totaled $29.3 billion, representing an increase of $0.9 billion, or 3.2%, from $28.4 billion during fiscal year 2011. Sales during fiscal year 2012 increased across all of the markets we serve except for HVS, consisting of increases of: (i) $0.7 billion or 6.2% in the INS market, (ii) $0.5 billion or 24.2% in the HRS market, and (iii) $0.1 billion or 3.3% in the IEI market. The increase in sales for our INS market was driven by new program wins with existing customers with products in enterprise data networking and telecommunications infrastructure markets, offset by declining demand from certain customer programs in the server market due to the end of the product life cycles or which transitioned to another supplier. The increase in sales for our HRS market was driven primarily from new wins and programs with our larger customers in the automotive, medical equipment and drug delivery markets. The increase in sales for our IEI market was due to new customer wins and new programs with existing customers across this business group, primarily with customers serving the clean tech markets, offset by reduced demand from our customers serving the capital equipment markets. The increase in net sales for these markets was offset by a $0.4 billion or 3.0% decrease in sales in the HVS market due to a decrease in sales of mobile handsets to one of our significant customers, partially offset by an increase in sales through the first nine months of fiscal year 2012 to another significant customer in the ODM personal computing business which we exited in the third quarter of fiscal year 2012. Net sales increased across all of the geographical regions we serve, consisting of increases of $0.8 billion in Asia, $0.1 billion in the Americas and an insignificant increase in Europe.

        The following table sets forth net sales by market and their relative percentages:

	Fiscal Year Ended March 31,
Market:	2013		2012		2011
	(In thousands)
Integrated Network Solutions	$10,706,431	45%	$11,451,863	39%	$10,781,846	38%
High Velocity Solutions	6,222,024	26%	11,553,858	39%	11,908,971	42%
Industrial & Emerging Industries	3,823,278	16%	3,979,788	14%	3,852,990	14%
High Reliability Solutions	2,817,742	13%	2,357,520	8%	1,898,826	6%

	$23,569,475		$29,343,029		$28,442,633

        Our ten largest customers during fiscal years 2013, 2012 and 2011 accounted for approximately 47%, 55% and 52% of net sales, respectively. No customer accounted for greater than 10% of our net sales during fiscal year 2013. During fiscal year 2012 Hewlett-Packard (HP) and Research In Motion (RIM) each accounted for greater than 10% of net sales and during fiscal year 2011, RIM accounted for greater than 10% of net sales.

  Gross profit

        Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. The flexible design of our manufacturing processes allows us to build a broad range of products in our facilities and better utilize our manufacturing capacity. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.

        Gross profit during fiscal year 2013 decreased $351.7 million to $1.2 billion from $1.5 billion during fiscal year 2012. Gross margin decreased to 4.9% of net sales in fiscal year 2013 as compared with 5.2% of net sales in fiscal year 2012. Gross margins deteriorated 30 basis points in fiscal year 2013 compared to that of fiscal year 2012 primarily due to restructuring charges amounting to $215.8 million, or 90 basis points, included in cost of sales. The impact of the restructuring charges was partially offset by lower sales from our HVS market which generally carry lower margins than the overall margins on our other complex business groups, and the $23.9 million accounting correction recognized in fiscal 2012 as discussed below.

        Gross profit during fiscal year 2012 decreased $65.4 million to $1.5 billion from $1.6 billion during fiscal year 2011. Gross margin decreased to 5.2% of net sales in fiscal year 2012 as compared with 5.6% of net sales in fiscal year 2011. The decreases in gross profit and gross margin were primarily attributable to a higher mix of low-margin products principally associated with the increase in sales of products in the ODM personal computing business during the first nine months of fiscal year 2012, which are included in the HVS market which we exited in the third quarter of fiscal year 2012. These businesses sustained gross losses of approximately $38.2 million in fiscal year 2012. Fiscal year 2012 cost of sales also includes the impact of adjustments made to correct certain accounting errors identified and recorded as out of period adjustments during the fourth quarter of fiscal year. These out-of period adjustments amounted to approximately $23.9 million and resulted in increased cost of sales in the fourth quarter of fiscal year 2012. In addition, gross margins were negatively impacted by unfavorable manufacturing costs associated with the exit of our ODM related businesses and costs incurred for right-sizing activities at various locations.

  Restructuring charges

        In response to a challenging macroeconomic environment, we initiated certain restructuring activities to improve our operational efficiencies by reducing excess workforce and capacity. The restructuring activities are intended to rationalize our global manufacturing capacity and infrastructure and further shift manufacturing capacity to locations with higher efficiencies. During fiscal year 2013, we recognized $227.4 million of pre-tax restructuring charges comprised of $123.0 million of cash charges predominantly related to employee severance costs and $104.4 million of non-cash charges primarily related asset impairment and other exit charges. The restructuring charges by geographic region amounted to $108.4 million in Asia, $91.8 million in Europe and $27.2 million in the Americas. We classified $215.8 million of these charges as a component of cost of sales and $11.6 million of these charges as a component of selling, general and administrative expenses during fiscal year 2013. As of March 31, 2013, accrued costs related to restructuring charges incurred were $97.9 million, of which $87.8 million was classified as a current obligation. We do not anticipate a significant change to our previously announced restructuring plan and expect to recognize an additional $40.0 million in pre-tax restructuring charges in our first quarter of fiscal 2014, comprised primarily of cash charges associated with employee termination costs to be classified as a component of cost of sales. We expect these restructuring activities will allow for potential savings through reduced employee expenses and lower operating costs and to yield annualized cost reductions of approximately $150.0 million.

        Refer to note 12 of the notes to consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.

  Selling, general and administrative expenses

        Selling, general and administrative expenses ("SG&A") totaled $805.2 million or 3.4% of net sales, during fiscal year 2013, compared to $877.6 million, or 3.0% of net sales, during fiscal year 2012. The decrease in SG&A in dollars was primarily attributable to the elimination of costs relating to our ODM PC business which we fully exited during fiscal year 2012 and a $28 million provision for doubtful accounts recorded in fiscal 2012 related to a customer concentrated in the solar photovoltaic market that incurred significant financial and liquidity difficulties, The increase of SG&A expenses as a percentage of net sales is primarily attributable to lower revenues.

        Selling, general and administrative expenses, or SG&A, totaled $877.6 million or 3.0% of net sales, during fiscal year 2012, compared to $801.8 million, or 2.8% of net sales, during fiscal year 2011. The increases in SG&A in dollars and as a percentage of net sales were primarily attributable to the $28.0 million provision for doubtful accounts we recognized in connection with the financially distressed customer discussed above and certain other costs associated with the exit of our ODM related businesses during the third quarter of fiscal year 2012.

  Intangible amortization

        Amortization of intangible assets in fiscal year 2013 decreased by $20.1 million to $29.5 million from $49.6 million in fiscal year 2012 and decreased by $16.6 million in fiscal 2012 from $66.2 million in fiscal 2011. The decrease for both periods was primarily due to the use of the accelerated method of amortization for certain customer-related intangibles, which results in decreasing expense over time.

  Other charges (income), net

        During fiscal year 2013, we recognized other income of $65.2 million primarily due to a gain from the fair value adjustment of $74.4 million of our warrants to purchase common shares of a supplier. These fully-vested warrants, which are derivative instruments, are to be fair valued at each reporting date with gains or losses from changes in fair value recognized in the statements of operations. The gain is offset by various losses from sale, or direct impairments of certain non-core equity investments and notes receivable, and losses from sales of international entities that are individually immaterial.

        During fiscal year 2012, we recognized a net gain of $20.0 million, in connection with the sale of certain international entities.

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

  Interest and other expense, net

        Interest and other expense, net was $56.3 million during fiscal year 2013, compared to $36.0 million during fiscal year 2012, an increase of $20.3 million that was primarily due to a decrease in gains on foreign exchange transactions. The decrease in gains on foreign exchange transactions is attributable to our cross-border foreign currency transactions and the revaluation of RMB denominated net asset positions of our U.S. dollar functional currency sites based in China. There can be no assurance that further gains from various arbitrage opportunities related to foreign exchange settlements in China will be available in the future.

        Interest and other expense, net was $36.0 million during fiscal year 2012, compared to $74.9 million during fiscal year 2011, a decrease of $38.9 million. The decrease in net expense was primarily due to a $39.2 million reduction in net interest expense principally from the expiration of interest rate swaps in January 2011, which had fixed rates greater than the floating rates underlying our borrowing arrangements and to a lesser extent to the refinancing of $542.1 million of certain subordinated notes during fiscal year 2011 with our lower rate revolving credit facility and Asia term loans. Gains on foreign exchange transactions increased $6.6 million during fiscal year 2012 as we continue to benefit from certain arbitrage opportunities related to foreign currency transactions and the revaluation of RMB denominated net asset positions for our U.S. functional currency sites based in China.

        We expect interest expense to increase during fiscal year 2014 as a result of our $1.0 billion of fixed rate debt issued in February 2013, which comprises $500 million of 4.625% notes and $500 million of 5.000% notes. Although these interest rates are fixed, such interest rates are higher than the interest rate of the variable rate debt that was repaid in February 2013, which bore a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%.

  Income taxes

        Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates.

The consolidated effective tax rates were 8.0%, 9.4% and 3.5% for the fiscal years 2013, 2012 and 2011. The effective rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carry forwards, income tax credits, previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as because of the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, and Singapore. We generate most of our revenues and profits from operations outside of Singapore. The effective tax rate for fiscal year 2013 varies from the effective rates for fiscal years 2012 and 2011 primarily as a result of changes in valuation allowances and liabilities for uncertain tax positions.

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

  Discontinued Operations

        Consistent with our strategy to evaluate the strategic and financial contributions of each of our operations and to focus on the primary growth objectives in our core manufacturing business activities, in fiscal year 2013, we finalized the sale of two of our non-core businesses. These non-core businesses represent separate asset groups and the divestitures qualify as discontinued operations, and accordingly, we have reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operations and the consolidated balance sheets for all periods presented.

        The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Net sales	$40,593	$127,258	$237,292
Cost of sales	42,793	145,403	235,710

Gross profit (loss)	(2,200)	(18,145)	1,582
Selling, general and administrative expenses	1,930	8,932	14,577
Intangibles amortization and impairment	11,000	6,325	4,725
Interest and other expense (income), net	11,280	(7)	992

Loss before income taxes	(26,410)	(33,395)	(18,712)
Benefit from income taxes	(959)	(1,390)	(2,670)

Net loss of discontinued operations	$(25,451)	$(32,005)	$(16,042)

        Net sales in fiscal year 2013 and fiscal year 2012 decreased $86.7 million and $110.0 million, respectively, as we decelerated operations while evaluating strategic alternatives for the businesses and due to the end of certain product life cycles. The increase in net loss during fiscal year 2012 is primarily attributable to a $17.0 million charge for impairment of fixed assets that were sold in the transaction. The impairment charge is included in cost of sales in the results of discontinued operations. We recognized a loss of $12.1 million as a result of the disposition of these non-core businesses in fiscal 2013 which is included in interest and other expense (income), net in the results from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2013, we had cash and cash equivalents of $1.6 billion and bank and other borrowings of $2.1 billion. We have a $1.5 billion revolving credit facility, under which we had no borrowings outstanding as of March 31, 2013 and $140 million outstanding as of March 31, 2012.

        Our cash balances are held in numerous locations throughout the world. As of March 31, 2013, approximately half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $457.7 million as of March 31, 2013). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

  Fiscal Year 2013

        Cash provided by operating activities was $1.1 billion during fiscal year 2013, which resulted primarily from $277.1 million of net income for the period and $522.5 million of non-cash earnings adjustment items such as depreciation, amortization, impairment charges and stock-based compensation expense. We generated $315.9 million in cash as a result of decreases in operating assets and liabilities, net of acquisitions. Our changes in operating assets and liabilities, net of acquisitions is primarily due to a decrease of $519.1 million in accounts receivable and decrease of $596.1 million in inventory, which was partially offset by a decrease in accounts payable of $671.4 million and a decrease in other current and noncurrent liabilities of $189.5 million. The decreases in accounts receivable and inventory are primarily as a result of the decrease in sales in our HVS business, which generally carry higher volumes than our other complex business groups. The decrease in accounts payable is principally related to the decrease in inventory and timing of supplier payments.

        Cash used in investing activities during fiscal year 2013 was $697.2 million. This resulted primarily from $435.3 million in capital expenditures for equipment, net of proceeds on sales, and $184.1 million paid for the acquisition of four businesses during the fiscal year. We also spent approximately $115.3 million included in other investing cash flows, offset by the receipt of cash included in other financing activities further discussed below to purchase assets financed by a third party banking institution on behalf of a customer.

        Cash used in financing activities amounted to $339.6 million during fiscal year 2013, which was primarily attributable to the repurchase of approximately 49.9 million shares for an aggregate purchase value of approximately $322.0 million and repayment of the outstanding balance under our revolving line of credit of $140.0 million. These cash outflows were offset by the receipt of $101.9 million included in other financing activities to purchase assets financed by a third party banking institution on behalf of a customer.

  Fiscal Year 2012

        Cash provided by operating activities was $804.3 million during fiscal year 2012, which resulted primarily from $488.8 million of net income for the period and $566.1 million of non-cash earnings adjustment items such as depreciation, amortization, impairment charges and stock-based compensation expense. We used $250.6 million in cash as a result of an increase in operating assets and liabilities, net of acquisitions. Our working capital accounts increased primarily due to a decrease of $750.2 million in accounts payable and an increase of $30.2 million in accounts receivable, which was partially offset by a decrease in inventory of $301.1 million principally due to the deceleration of sales in our HVS market, and an increase in deferred revenue and customer working capital advances of $249.8 million. The decrease in accounts payable is principally related to the decrease in inventory and timing of supplier payments.

        Cash used in investing activities during fiscal year 2012 was $481.4 million. This resulted primarily from $388.0 million in capital expenditures for equipment, net of proceeds on sales, and $92.3 million paid for three acquisitions completed during the year.

        Cash used in financing activities amounted to $522.2 million during fiscal year 2012, which was primarily attributable to the repurchase of approximately 81.7 million shares for an aggregate purchase value of approximately $509.8 million. During fiscal year 2012 we also repaid $20.0 million of debt outstanding on our $2.0 billion revolving credit facility.

  Fiscal Year 2011

        Cash provided by operating activities was $857.3 million during fiscal year 2011, which resulted primarily from $596.2 million of net income for the period and $482.6 million of non-cash earnings adjustment items such as depreciation, amortization, impairment charges, and stock-based compensation expense. We used $221.5 million in cash as a result of an increase in operating assets and liabilities, net of acquisitions. Our working capital accounts increased primarily due to an increase of $664.7 million in inventories as a result of our increased production and anticipated growth, and an increase of $337.1 million in other current and non-current assets primarily attributable to $324.6 million in our deferred purchase price receivable associated with our receivables sales, which were partially offset by increases in accounts payable of $609.9 million and other current liabilities of $144.0 million, primarily driven by the timing of purchases and cash payments.

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

        Cash used in financing activities amounted to $641.7 million during fiscal year 2011. During the 2011 fiscal year, we repurchased approximately 65.4 million shares at an aggregate purchase value of $400.4 million, including accrued expenses. In August 2010, we paid $240.0 million to redeem the entire principal amount of the 1% Convertible Subordinated Notes at par plus accrued interest. In December 2010, we paid approximately $308.5 million to redeem the aggregate principal balance and redemption premium of our 6.25% Senior Subordinated Notes ("6.25% Notes") plus accrued interest. In addition, we made repayments of approximately $217.1 million related to our Global Asset-Backed Securitization program effective with the adoption of new accounting standards on April 1, 2010.

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

  Key Liquidity Metrics

  Free Cash flow

        We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was $680.1 million, $416.3 million and $463.5 million for fiscal years 2013, 2012 and 2011, respectively. Free cash flow is not a measure of liquidity under generally accepted accounting principles in the United States, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$1,115,430	$804,268	$857,344
Purchases of property and equipment	(488,993)	(437,191)	(470,702)
Proceeds from the disposition of property and equipment	53,665	49,187	76,833

Free cash flow	$680,102	$416,264	$463,475

  Cash Conversion Cycle

Fiscal Year Ended March 31,
	2013	2012	2011
Days in trade accounts receivable	46 days	45 days	42 days
Days in inventory	52 days	52 days	50 days
Days in accounts payable	72 days	70 days	72 days
Cash conversion cycle	26 days	27 days	20 days

        Days in trade accounts receivable was calculated as the average accounts receivable for the current and prior quarter, excluding the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the fiscal year ended March 31, 2013, days in trade accounts receivable increased by 1 day to 46 days compared to the fiscal year ended March 31, 2012 primarily as a result of the decline in sales in the HVS market that contained shorter payment terms. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $412.4 million, $514.9 million and $460.0 million for the years ended March 31, 2013, 2012 and 2011, respectively. Deferred purchase price receivables were recorded in other current assets in the consolidated balance sheets.

        Days in inventory was calculated as the average inventory for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended March 31, 2013, days in inventory remained consistent at 52 days as compared to the fiscal year ended March 31, 2012. Our inventory turns were over the past two years negatively impacted by the decline in sales in the HVS market which carry significantly higher inventory turns than our corporate average inventory turns.

        Days in accounts payable was calculated as the average accounts payable for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended

March 31, 2013, days in accounts payable improved 2 days to 72 days compared to the fiscal year ended March 31, 2012 primarily due to timing of supplier payments.

        Our cash conversion cycle was calculated as days in trade receivables plus days in inventory, minus days in accounts payable and is a measure of how efficient we are at managing our working capital. For the fiscal year ended March 31, 2013, our cash conversion cycle improved 1 day to 26 days as compared with the fiscal year ended March 31, 2012 due to the factors affecting each of the components in the calculation discussed above.

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

        Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also sell designated pools of trade receivables under asset-backed securitization ("ABS") programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. During fiscal years 2013, 2012 and 2011 we received approximately $3.5 billion, $4.7 billion and $2.4 billion, respectively from sales of receivables under our ABS programs, and $1.1 billion, $2.0 billion and $2.5 billion, respectively from other sales of receivables. As of March 31, 2013 and 2012, the outstanding balance on receivables sold for cash was $720.5 million and $667.3 million, respectively, under all our accounts receivable sales programs, which are not included in our consolidated balance sheets.

        On February 20, 2013, the Company issued $500.0 million of 4.625% Notes due February 15, 2020 and $500.0 million of 5.000% Notes due February 15, 2023 (collectively the "Notes") in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. The Company received net proceeds of approximately $990.6 million from the issuance and used those proceeds together with $9.4 million of cash on hand, to repay $1.0 billion of outstanding borrowings under its 2007 term loan facility. This refinancing extended the maturity and effectively converted $1.0 billion of the Company's floating rate debt to a fixed rate.

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

        On September 13, 2012, our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares which was approved by our shareholders at the 2012 Extraordinary General Meeting held on August 30, 2012. Share repurchases by us under the share repurchase plans are subject to an aggregate limit of 10% of our ordinary shares outstanding as of the date of the 2012 Extraordinary General Meeting. During fiscal year 2013, we repurchased approximately 31.3 million shares for an aggregate purchase value of approximately $200.0 million under this plan, including accrued expenses, and retired all of these shares. During the first fiscal quarter of 2013, we repurchased the entire remaining amount under the plan that was approved by our Board of Directors on December 7, 2011, or approximately 20.4 million shares for an aggregate purchase value of approximately $134.0 million, and retired all of these shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        As discussed above, during fiscal 2013, the Company issued an aggregate amount of $1.0 billion in Notes which are senior unsecured obligations of the Company, rank equally with all of the Company's other existing and future senior and unsecured debt obligations, and are guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by each of the Company's 100% owned subsidiaries that guarantees indebtedness under, or is a borrower under, the Company's Term Loan Agreement and Revolving Line of Credit. These notes carry registration rights and we have an obligation to register these securities by November 17, 2013. As of March 31, 2013, we were in compliance with the covenants under these credit facilities. Interest on the Notes is payable semi-annually, commencing on August 15, 2013.

        The Company also has a five-year $2.0 billion credit facility consisting of a $1.5 billion revolving credit facility and a $500 million term loan, which expires in October 2016. As of March 31, 2013, there were no borrowings outstanding under the revolving credit facility. The credit facility requires that we maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined. As of March 31, 2013, we were in compliance with the covenants under the credit facility.

        We have approximately $687.8 million of borrowings outstanding under two term loan facilities as of March 31, 2013, including the Term Loan discussed above. Of these amounts, approximately $170.3 million matures in October 2014, and the remainder matures in October 2016. We do not need to make any payments on the term loan facility that matures in October 2014 and any payments thereafter through maturity are not significant. The term loan which matures in October 2016 is repayable in quarterly installments of $6.9 million through September 2013 and $10.3 million per quarter thereafter, with the remaining amount due at maturity. Both of these term loan facilities require that we maintain a maximum ratio of total indebtedness to EBITDA, and as of March 31, 2013, we were in compliance with the covenant.

        We also have approximately $375 million of borrowings outstanding under our Asia term loans as of March 31, 2013 which mature in September 2013 and February 2014. Quarterly repayments for these loans are not significant. These loans also require the Company maintain a maximum ratio of total indebtedness to EBITDA during the terms of the agreements. As of March 31, 2013, the Company was in compliance with the covenant.

        We and certain of our subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $274.2 million in the aggregate under which there were no borrowings outstanding as of March 31, 2013.

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

        Future payments due under our purchase obligations, debt including capital leases and related interest obligations and operating lease contracts are as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In thousands)
Contractual Obligations:
Purchase obligations	$2,219,657	$2,219,657	$—	$—	$—
Long-term debt and capital lease obligations
Long-term debt	2,067,627	416,654	252,386	393,750	1,004,837
Capital lease	9,092	3,215	4,412	1,465	—
Interest on long-term debt obligations	502,079	72,992	143,999	118,969	166,119
Operating leases, net of subleases	556,957	140,599	189,311	113,154	113,893
Restructuring costs	97,900	87,836	10,064	—	—

Total contractual obligations	$5,453,312	$2,940,953	$600,172	$627,338	$1,284,849

        Interest on the credit facility that matures in October 2016, under which, as of March 31, 2013, we had $517.5 million outstanding under our term loan and no borrowings outstanding under the revolving credit facility, is based at our option on, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.25% and 2.25%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.25% and 1.25%, based on the Company's credit rating. Interest on the $375 million outstanding under our Asia term loans accrues at LIBOR plus 2.15% to 2.30%. Interest on the $170.3 million outstanding under our term loan facility that matures in October 2014 is based at our option on either (i) the base rate (the greater of the agent's prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%. Finally, our variable rate debt also includes demand notes and certain variable lines of credit. These credit lines are located throughout the world and variable interest is generally based on a spread over that country's inter-bank offering rate. Interest expense in the table above is estimated based on LIBOR for the applicable tenor as of March 31, 2013.

        We have excluded $230.0 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic settlements with the respective taxing authorities. See note 11, "Income Taxes" of the notes to consolidated financial statements for further details.

        Our purchase obligations can fluctuate significantly from period-to-period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

        We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of March 31, 2013 and 2012, the fair value of our deferred purchase price receivable was approximately $412.4 million and $514.9 million, respectively. As of March 31, 2013 and 2012, the outstanding balance on receivables sold for cash was $720.5 million and $667.3 million, respectively, under all our accounts receivable sales programs, which are not included in our consolidated balance sheets. For further information see note 8 of our notes to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

        Refer to note 2 of the notes to the consolidated financial statements for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have warrants to purchase common shares of a certain supplier, which create exposures for us related to market price volatility. We value these warrants using the Black-Scholes option-valuation model. For the three-months ended March 31, 2013, we used the following assumptions to value these warrants:

As of March 31, 2013
Remaining life	5 years
Volatility	58%
Dividend yield	0%
Risk-free rate	0.80%

        These warrants were exercised and the underlying shares were sold subsequent to year end for total proceeds of $67.3 million resulting in a $7.1 million realized loss from the recorded value of $74.4 million as of March 31, 2013, that will be recognized during the Company's fiscal quarter ending June 28, 2013.

INTEREST RATE RISK

        A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments with maturities of three months or less from original dates of purchase. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and limit the amount of credit exposure to 20% of the issuer's or fund's total assets measured at the time of purchase or $10.0 million, whichever is greater. We protect our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Maturities of short-term investments are timed, whenever possible, to correspond with debt payments and capital investments. As of March 31, 2013, the outstanding amount in the investment portfolio was $0.5 billion, comprised mainly of money market funds with an average return of 3.1%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

        We had variable rate debt outstanding of approximately $1.1 billion as of March 31, 2013. Variable rate debt obligations consisted of borrowings under our term loan. Interest on these obligations is discussed above.

        Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily due to the current low interest rates a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year primarily due to the current low interest rates.

        As of March 31, 2013, the approximate fair value of our debt outstanding under our term loan facility that matures in October 2014 was 100.1% of the face value of the debt obligation, and the fair value of debt outstanding under our term loan that matures in October 2016 was 100.3% of the face value of the debt obligation, based on broker trading prices. Our Asia term loans are not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximate those of the term loan facilities described above, we estimate the respective fair values would be approximately the same as the carrying values of the respective term loan facilities.

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

        We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward and swap contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution were not material. The gains and losses on forward and swap contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency forward and swap contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2013 amounted to $4.8 billion and the recorded fair values of the associated asset and/or liability were not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle primarily in Brazilian real, British pound, Canadian dollar, China renminbi, Danish kroner, Euro, Hungarian forint, Israeli shekel, Japanese yen, Malaysian ringgit, Mexican peso, Singapore dollar, and U.S. dollar.

        Based on our overall currency rate exposures as of March 31, 2013, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

        We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 28, 2013

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2013	2012
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,587,087	$1,518,329
Accounts receivable, net of allowance for doubtful accounts of $10,877 and $38,905 as of March 31, 2013 and 2012, respectively	2,111,996	2,593,829
Inventories	2,722,500	3,300,791
Current assets of discontinued operations	—	21,642
Other current assets	1,349,818	1,099,959

Total current assets	7,771,401	8,534,550
Property and equipment, net	2,174,588	2,076,442
Goodwill and other intangible assets, net	343,552	159,924
Long-term assets of discontinued operations	—	41,417
Other assets	302,014	221,471

Total assets	$10,591,555	$11,033,804

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$416,654	$39,340
Accounts payable	3,705,297	4,294,873
Accrued payroll	351,683	345,337
Current liabilities of discontinued operations	—	24,854
Other current liabilities	1,699,151	1,583,781

Total current liabilities	6,172,785	6,288,185
Long-term debt, net of current portion	1,650,973	2,149,333
Other liabilities	521,039	312,307
Commitments and contingencies (Note 10)
Shareholders' equity
Ordinary shares, no par value; 689,159,139 and 733,979,527 issued, and 638,919,784 and 683,740,173 outstanding as of March 31, 2013 and 2012, respectively	8,015,142	8,292,370
Treasury stock, at cost; 50,239,355 shares as of March 31, 2013 and 2012	(388,215)	(388,215)
Accumulated deficit	(5,302,688)	(5,579,739)
Accumulated other comprehensive loss	(77,481)	(40,437)

Total shareholders' equity	2,246,758	2,283,979

Total liabilities and shareholders' equity	$10,591,555	$11,033,804

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net sales	$23,569,475	$29,343,029	$28,442,633
Cost of sales	22,187,393	27,825,079	26,859,288
Restructuring charges	215,834	—	—

Gross profit	1,166,248	1,517,950	1,583,345
Selling, general and administrative expenses	805,235	877,564	801,772
Intangible amortization	29,529	49,572	66,188
Restructuring charges	11,600	—	—
Other charges (income), net	(65,190)	(19,935)	6,127
Interest and other expense, net	56,259	36,019	74,948

Income from continuing operations before income taxes	328,815	574,730	634,310
Provision for income taxes	26,313	53,960	22,049

Income from continuing operations	302,502	520,770	612,261
Loss from discontinued operations, net of tax	(25,451)	(32,005)	(16,042)

Net income	$277,051	$488,765	$596,219

Earnings per share:
Income from continuing operations:
Basic	$0.46	$0.73	$0.79

Diluted	$0.45	$0.72	$0.77

Loss from discontinued operations:
Basic	$(0.04)	$(0.04)	$(0.02)

Diluted	$(0.04)	$(0.04)	$(0.02)

Net income:
Basic	$0.42	$0.68	$0.77

Diluted	$0.41	$0.67	$0.75

Weighted-average shares used in computing per share amounts:
Basic	662,874	716,247	777,315

Diluted	675,033	727,807	790,192

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Net income	$277,051	$488,765	$596,219
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(16,289)	(53,616)	12,883
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(20,755)	(7,575)	23,276

Comprehensive income	$240,007	$427,574	$632,378

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated Other Comprehensive Income (Loss)
	Ordinary Shares						Total
				Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments
	Shares Outstanding	Amount	Retained Earnings (Deficit)			Total accumulated other comprehensive income (loss)	Shareholders' Equity
	(In thousands)
BALANCE AT MARCH 31, 2010	813,429	8,664,695	(6,664,723)	(13,803)	(1,602)	(15,405)	1,984,567
Repurchase of ordinary shares at cost	(65,411)	(400,400)	—	—	—	—	(400,400)
Exercise of stock options	6,217	23,299	—	—	—	—	23,299
Issuance of vested shares under share bonus awards	2,759	—	—	—	—	—	—
Net income	—	—	596,219	—	—	—	596,219
Stock-based compensation, net of tax	—	54,852	—	—	—	—	54,852
Total other comprehensive income	—	—	—	23,276	12,883	36,159	36,159

BALANCE AT MARCH 31, 2011	756,994	8,342,446	(6,068,504)	9,473	11,281	20,754	2,294,696
Repurchase of ordinary shares at cost	(81,688)	(509,800)	—	—	—	—	(509,800)
Exercise of stock options	5,879	23,055	—	—	—	—	23,055
Issuance of vested shares under share bonus awards	2,555	—	—	—	—	—	—
Net income	—	—	488,765	—	—	—	488,765
Stock-based compensation, net of tax	—	48,454	—	—	—	—	48,454
Total other comprehensive loss	—	—	—	(7,575)	(53,616)	(61,191)	(61,191)

BALANCE AT MARCH 31, 2012	683,740	7,904,155	(5,579,739)	1,898	(42,335)	(40,437)	2,283,979
Repurchase of ordinary shares at cost	(51,725)	(334,014)	—	—	—	—	(334,014)
Exercise of stock options	5,398	22,257	—	—	—	—	22,257
Issuance of vested shares under share bonus awards	1,507	—	—	—	—	—	—
Net income	—	—	277,051	—	—	—	277,051
Stock-based compensation, net of tax	—	34,529	—	—	—	—	34,529
Total other comprehensive loss	—	—	—	(20,755)	(16,289)	(37,044)	(37,044)

BALANCE AT MARCH 31, 2013	638,920	$7,626,927	$(5,302,688)	$(18,857)	$(58,624)	$(77,481)	$2,246,758

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$277,051	$488,765	$596,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	566,357	521,923	471,668
Provision for doubtful accounts	6,643	30,330	4,043
Non-cash other expense (income)	(52,408)	(33,563)	2,831
Stock-based compensation	34,529	48,454	55,237
Deferred income taxes and other non-cash income taxes	(32,647)	(1,022)	(51,198)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	519,140	(30,249)	26,519
Inventories	596,131	301,053	(664,738)
Other current and noncurrent assets	61,567	29,683	(337,057)
Accounts payable	(671,424)	(750,169)	609,868
Other current and noncurrent liabilities	(189,509)	199,063	143,952

Net cash provided by operating activities	1,115,430	804,268	857,344

Cash flows from investing activities:
Purchases of property and equipment	(488,993)	(437,191)	(470,702)
Proceeds from the disposition of property and equipment	53,665	49,187	76,833
Acquisition of businesses, net of cash acquired	(184,097)	(92,257)	(16,966)
Proceeds from divestitures of operations, net	22,585	1,398	625
Other investing activities, net	(100,359)	(2,501)	(3,031)

Net cash used in investing activities	(697,199)	(481,364)	(413,241)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,250,213	2,833,704	3,471,494
Repayments of bank borrowings and long-term debt	(391,859)	(2,389,121)	(3,420,594)
Payments for early repurchase of long-term debt	(1,000,000)	(480,000)	(315,495)
Payments for repurchases of ordinary shares	(322,040)	(509,800)	(400,400)
Proceeds from exercise of stock options	22,257	23,055	23,299
Other financing activities, net	101,851	—	—

Net cash used in financing activities	(339,578)	(522,162)	(641,696)

Effect of exchange rates on cash	(9,895)	(30,884)	18,508

Net change in cash and cash equivalents	68,758	(230,142)	(179,085)
Cash and cash equivalents, beginning of year	1,518,329	1,748,471	1,927,556

Cash and cash equivalents, end of year	$1,587,087	$1,518,329	$1,748,471

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY

        Flextronics International Ltd. ("Flextronics" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a leading global provider of advanced design, manufacturing and services to original equipment manufacturers ("OEMs") of a broad range of electronic products in the following markets: High Reliability Solutions ("HRS"), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions ("HVS"), which includes our mobile devices business, including smart phones, and consumer electronics, including game consoles, high-volume computing business, including notebook personal computing ("PC"), tablets, and printers; Industrial and Emerging Industries ("IEI"), which is comprised of large household appliances, equipment, and our emerging industries businesses; and Integrated Network Solutions ("INS"), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses. The Company's strategy is to provide customers with a full range of cost competitive, global supply chain services through which the Company can design, build, ship and service a complete packaged product for its OEM customers. OEM customers leverage the Company's services to meet their product requirements throughout the entire product life cycle.

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

2. SUMMARY OF ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

        The Company's third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year. The first fiscal quarter ended on June 29, 2012, July 1, 2011 and July 2, 2010, respectively, and the second fiscal quarter ended on September 28, 2012, September 30, 2011 and October 1, 2010, respectively. Amounts included in the consolidated financial statements are expressed in U.S. dollars unless otherwise designated.

        The accompanying consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. As of March 31, 2013 and 2012, the noncontrolling interest was not material. The associated noncontrolling owners' interest in the income or losses of these companies has not been material to the Company's results of operations for any of the periods presented, and has been classified within interest and other expense, net, in the consolidated statements of operations.

        In fiscal year 2013, the Company finalized the sale of certain assets of a non-core business, including intellectual property. In addition, the Company completed the sale of another non-core business during fiscal year 2013. In accordance with the accounting guidance, these non-core businesses represent separate asset groups and the divestitures qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

discontinued operations within the consolidated statements of operation and consolidated balance sheets for all periods presented as applicable.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        The Company provides services for its customers that range from contract design to manufacturing and logistics to repair services. For contract design services the customer purchases engineering and development services on a time and materials basis. For original product design services the Company develops products to be offered for sale by OEM customers under the OEM's brand name. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Net sales for services were less than 10% of the Company's total sales for all periods presented, and accordingly, are included in net sales in the consolidated statements of operations. The Company recognized research and development costs related to its ODM personal computing business of $78.9 million and $46.5 million for the fiscal years ended March 31, 2012 and 2011, respectively. Research and development activities related to ODM personal computing had ceased by the end of fiscal year 2012.

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

  Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash and cash equivalents, and derivative instruments.

        The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2013, 2012 and 2011:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2011(4)	$13,163	$3,877	$(3,818)	$13,222
Year ended March 31, 2012(1)(2)(4)	$13,222	$30,122	$(4,439)	$38,905
Year ended March 31, 2013(2)(3)	$38,905	$6,643	$(34,671)	$10,877

(1)
Deductions/write-offs amount for fiscal year 2012 includes $3.9 million, which was previously reserved and the underlying accounts receivable balance was reclassified to non-current assets in fiscal year 2012, and carried net of its specific reserve.

(2)
Included in amounts charged to costs and expenses in fiscal year 2012 is $28.0 million related to a distressed customer, which was written off in fiscal year 2013.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

(3)
Deductions/write-offs amount for fiscal year 2013 also includes $5.8 million, which was previously reserved and the underlying accounts receivable balance was reclassified to non-current assets in fiscal year 2013 and is carried net of its specific reserve.

(4)
Included in amounts charged to costs and expense in fiscal year 2012 and fiscal year 2011 is $0.2 million, respectively, related to discontinued operations.

        No customer accounted for greater than 10% of the Company's net sales in fiscal 2013. Two customers accounted for approximately 11% and 10%, respectively of the Company's net sales in fiscal 2012. One of these customers accounted for approximately 11% of the Company's net sales in fiscal years 2011. The Company's ten largest customers accounted for approximately 47%, 55% and 52% of its net sales, in fiscal years 2013, 2012 and 2011, respectively. As of March 31, 2013 and 2012, no single customer accounted for greater than 10% of the Company's total accounts receivable.

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

        Cash and cash equivalents consisted of the following:

	As of March 31,
	2013	2012
	(In thousands)
Cash and bank balances	$1,089,697	$1,174,423
Money market funds and time deposits	497,390	343,906

	$1,587,087	$1,518,329

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

  Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of March 31,
	2013	2012
	(In thousands)
Raw materials	$1,683,098	$1,952,358
Work-in-progress	421,706	537,753
Finished goods	617,696	810,680

	$2,722,500	$3,300,791

  Property and Equipment, Net

        Property and equipment are stated at cost. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which are amortized over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following:

		As of March 31,
	Depreciable Life (In Years)
		2013	2012
		(In thousands)
Machinery and equipment	3 - 10	$2,668,996	$2,677,387
Buildings	30	1,032,595	1,024,247
Leasehold improvements	up to 30	384,519	283,340
Furniture, fixtures, computer equipment and software	3 - 7	399,368	373,174
Land	—	127,241	126,314
Construction-in-progress	—	139,032	87,461

		4,751,751	4,571,923
Accumulated depreciation and amortization		(2,577,163)	(2,495,481)

Property and equipment, net		$2,174,588	$2,076,442

        Total depreciation expense associated with property and equipment amounted to approximately $412.3 million, $407.5 million and $384.3 million in fiscal years 2013, 2012 and 2011, respectively. Property and equipment excludes assets no longer in use and held for sale as a result of restructuring activities, as discussed in note 9 and discontinued operations as discussed in note 18 to the consolidated financial statements.

        The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Refer to note 12 for a discussion of impairment charges recorded in fiscal year 2013.

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

  Goodwill and Other Intangible Assets

        Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. The Company has one reporting unit: Electronics Manufacturing Services ("EMS"). If the recorded value of the assets, including goodwill, and liabilities ("net book value") of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its fair value in the aggregate, all, or a significant portion of its goodwill may be considered impaired. The Company performed its goodwill impairment assessment on January 31, 2013 and did not elect to perform the qualitative "Step Zero" assessment. Instead the Company performed a quantitative assessment of its goodwill at the afore-mentioned date. Based on

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

this assessment the Company determined that no impairment existed as of the date of the impairment test. The fair value of the reporting unit exceeded the carrying value.

        The following table summarizes the activity in the Company's goodwill account during fiscal years 2013 and 2012:

	As of March 31,
	2013	2012
	(In thousands)
Balance, beginning of the year, net of accumulated impairment of $5,949,977	$101,670	$93,207
Additions(1)	160,609	8,607
Purchase accounting adjustments and reclassification to other intangibles(2)	—	601
Foreign currency translation adjustments	(274)	(745)

Balance, end of period, net of accumulated impairment of $5,949,977	$262,005	$101,670

(1)
For fiscal year 2013, additions to goodwill were primarily related to $98.7 million added from the acquisition of Saturn Electronics and Engineering, Inc ("Saturn"). The remainder of the additions were attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. For fiscal year 2012, additions were attributable to certain acquisitions that were not individually, nor in the aggregate, significant to the Company. Refer to the discussion of the Company's acquisitions in note 15.

(2)
Includes adjustments and reclassifications based on management's estimates resulting from their review and finalization of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments, reclassifications and acquisitions were not individually, nor in the aggregate, significant to the Company.

        The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of the year ended March 31, 2013 and concluded that such amounts continued to be recoverable.

        Intangible assets are comprised of customer-related intangible assets, which primarily include contractual agreements and customer relationships; and licenses and other intangible assets, which is primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Other intangible assets as of March 31, 2013 were primarily comprised of $10.3 million of developed technology related to the acquisition of Saturn Electronics and Engineering, Inc ("Saturn"). Generally customer-related intangible assets are amortized on an accelerated method based on expected cash flows, primarily over a period of up to eight years. Licenses and other intangible assets are generally

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

amortized on a straight line basis over a period of up to seven years. No residual value is estimated for any intangible assets. During fiscal year 2013, the gross carrying amount of customer-related intangibles increased by $50.7 million in connection with business acquisitions as described in detail at note 15 to the consolidated financial statements. The fair value of the Company's intangible assets purchased through business combinations is principally determined based on management's estimates of cash flow and recoverability. The components of acquired intangible assets are as follows:

	As of March 31, 2013			As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$294,310	$(224,517)	$69,793	$243,681	$(199,238)	$44,443
Licenses and other intangibles	21,040	(9,286)	11,754	22,740	(8,929)	13,811

Total	$315,350	$(233,803)	$81,547	$266,421	$(208,167)	$58,254

        The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During the year ended March 31, 2013, the Company sold certain patents with a net carrying amount of $8.6 million. The Company also recognized a charge for impairment of customer-related intangible assets with a net carrying amount of $10.0 million, which is included in the results from discontinued operations, in connection with the sale of a non-core business based on the carrying value of net assets and the sale proceeds. Total intangible asset amortization expense recognized in continuing operations during fiscal years 2013, 2012 and 2011 was $29.5 million, $49.6 million and $66.2 million, respectively. As of March 31, 2013, the weighted-average remaining useful lives of the Company's intangible assets were approximately 2.3 years and 3.3 years for customer-related intangibles, and licenses and other intangible assets, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2014	$26,383
2015	21,436
2016	16,778
2017	10,069
2018	5,179
Thereafter	1,702

Total amortization expense	$81,547

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

  Other Current Assets / Other Assets

        Other current assets includes approximately $412.4 million and $514.9 million as of March 31, 2013 and 2012, respectively for the deferred purchase price receivable from our Global and North American Asset-Backed Securitization programs. See note 8 to the consolidated financial statements for additional information regarding the Company's participation in its trade receivables securitization programs. Additionally, the balance as of March 31, 2013 includes $74.4 million relating to the fair value of certain fully vested warrants to purchase common stock of a supplier. These warrants were exercised and the underlying shares were sold subsequent to year end for total proceeds of $67.3 million resulting in a $7.1 million realized loss that will be recognized during the Company's fiscal quarter ending June 28, 2013. Also included in other current assets as of March 31, 2013 is an amount of $251.3 million relating to certain assets purchased on behalf of a customer and financed by a third party banking institution as further described in note 15 to the consolidated financial statements.

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

        As of March 31, 2013 and 2012, the Company's equity investments in non-majority owned companies totaled $26.8 million and $38.6 million, respectively. The equity in the earnings or losses of the Company's equity method investments was not material to the consolidated results of operations for any period presented in these consolidated financial statements.

  Other Current Liabilities

        Other current liabilities includes deferred revenue amounting to $227.0 million and $329.6 million and customer working capital advances amounting to $214.1 million and $326.6 million as of March 31, 2013 and 2012, respectively. Also included in other current liabilities as of March 31, 2013 is an amount of $272.8 million relating to amounts financed by a third party banking institution for the purchase of assets on behalf of a customer as further described in note 15 to the consolidated financial statements.

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

        The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company's actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See note 12 to the consolidated financial statements for additional information regarding restructuring charges.

  Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance which requires an entity to measure obligations resulting from joint and several liability arrangements, including the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors, as well as discussion of the nature of such obligations.

        In February 2013, the FASB issued guidance which requires an entity to disclose amounts reclassified out of accumulated other comprehensive income by component for each period an income statement is presented to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This disclosure is effective for the Company beginning in fiscal year 2014.

        In December 2011, the FASB issued guidance which requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements, including rights of setoff associated with the entity's recognized financial assets and liabilities, on the entity's financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (IFRS), which are subject to different offsetting models. The disclosures will be limited to financial instruments (and derivatives) subject to enforceable master netting arrangements or similar agreements. Similar agreements include derivative clearing agreements, global master repurchase agreements, and global master securities lending agreements. Financial instruments and transactions that will be subject to the disclosure requirements may include derivatives, repurchase and reverse repurchase agreements, and securities lending and borrowing arrangements. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The guidance is effective for the Company beginning in fiscal year 2014. The adoption of this guidance will not have a significant impact to the Company's consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION

  Equity Compensation Plans

        During fiscal year 2013, the Company granted equity compensation awards under the 2010 Equity Incentive Plan (the "2010 Plan"). As of March 31, 2013, the Company had approximately 43.4 million shares available for grants under the 2010 Plan. Options issued to employees under the 2010 Plan generally vest over four years and expire seven years from the date of grant. Options granted to non-employee directors expire five years from the date of grant.

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

  Share-Based Compensation Expense

        The following table summarizes the Company's share-based compensation expense:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Cost of sales	$5,163	$7,446	$10,249
Selling, general and administrative expenses	29,366	41,008	44,988

Total share-based compensation expense	$34,529	$48,454	$55,237

        As required by the authoritative guidance for stock-based compensation, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual forfeitures.

        As of March 31, 2013, the total unrecognized compensation cost related to unvested share options granted to employees under the Company's equity compensation plans was approximately $1.9 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.9 years and will be adjusted for estimated forfeitures. As of March 31, 2013, the total unrecognized compensation cost related to unvested share bonus awards granted to employees was approximately $71.4 million, net of estimated forfeitures. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for estimated forfeitures. Approximately $8.0 million of the unrecognized compensation cost, net of forfeitures, is related to share bonus awards granted to certain key employees whereby vesting is contingent on meeting a certain market condition.

        Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

options) are classified as financing cash flows. During fiscal years 2013, 2012 and 2011, the Company did not recognize any excess tax benefits as a financing cash inflow.

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

        The fair value of the Company's share options granted to employees for fiscal years 2013, 2012 and 2011 other than those with market criteria discussed below, was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2013	2012	2011
Expected term	4.1 years	4.1 years	4.1 years
Expected volatility	46.9%	46.9%	46.9%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	1.1%	1.6%
Weighted-average fair value	$2.48	$2.57	$2.80

        Options granted during the 2013, 2012 and 2011 fiscal years had contractual lives of seven years.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

  Share-Based Awards Activity

        The following is a summary of option activity for the Company's equity compensation plans, ("Price" reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2013		2012		2011
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of fiscal year	43,933,660	$7.78	53,942,458	$7.61	62,868,569	$7.16
Granted	19,000	6.57	599,800	6.80	2,063,748	7.21
Exercised	(5,398,331)	4.12	(5,879,405)	3.92	(6,215,867)	7.44
Forfeited	(4,148,765)	8.32	(4,729,193)	10.45	(4,773,992)	6.55

Outstanding, end of fiscal year	34,405,564	$8.29	43,933,660	$7.78	53,942,458	$7.61

Options exercisable, end of fiscal year	33,662,480	$8.31	37,021,049	$8.44	34,237,404	$9.23

        The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise for options exercised in-the-money) under the Company's equity compensation plans was $13.0 million, $17.1 million and $22.9 million during fiscal years 2013, 2012 and 2011, respectively.

        Cash received from option exercises was $22.3 million, $23.1 million and $23.3 million for fiscal years 2013, 2012 and 2011, respectively.

        The following table presents the composition of options outstanding and exercisable as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.94 - $2.26	8,271,934	2.74	$2.18	8,271,934	$2.18
$3.39 - $5.75	6,736,382	3.35	5.55	6,670,480	5.55
$5.87 - $7.07	552,685	4.27	6.53	350,536	6.58
$7.08 - $10.59	8,041,703	2.50	10.10	7,566,670	10.25
$10.67 - $11.41	1,171,246	3.02	11.21	1,171,246	11.21
$11.53 - $13.98	6,965,166	1.87	12.24	6,965,166	12.24
$14.34 - $23.02	2,666,448	0.94	17.44	2,666,448	17.44

$1.94 - $23.02	34,405,564	2.52	$8.29	33,662,480	$8.31

Options vested and expected to vest	34,350,265	2.53	$8.31

        As of March 31, 2013, the aggregate intrinsic value for options outstanding, options vested and expected to vest (which includes adjustments for expected forfeitures), and options exercisable were

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

$46.2 million, $46.2 million and $46.1 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2013 for the approximately 15.2 million options that were in-the-money at March 31, 2013. As of March 31, 2013, the weighted average remaining contractual life for options exercisable was 2.47 years.

        The following table summarizes the Company's share bonus award activity ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2013		2012		2011
	Shares	Price	Shares	Price	Shares	Price
Unvested share bonus awards outstanding, beginning of fiscal year	15,965,268	$6.91	13,801,942	$8.04	8,801,609	$10.31
Granted	9,582,867	6.74	9,213,456	6.78	9,739,375	7.01
Vested	(1,506,234)	7.51	(2,555,165)	9.34	(2,758,593)	10.37
Forfeited	(2,234,832)	6.86	(4,494,965)	8.60	(1,980,449)	9.74

Unvested share bonus awards outstanding, end of fiscal year	21,807,069	$6.80	15,965,268	$6.91	13,801,942	$8.04

        Of the 21.8 million unvested share bonus awards outstanding as of the year ended March 31, 2013, approximately 3.9 million represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting a certain market condition. The number of shares that ultimately will vest are based on a measurement of Flextronics' total shareholder return against the Standard and Poor's ("S&P") 500 Composite Index and will vest over a period of three years. Of the 3.9 million awards that were outstanding as of the year ended March 31, 2013, 2.1 million were granted in fiscal year 2013 at an estimated average grant-date fair value of $7.63 per share, 1.0 million were granted in fiscal year 2012 at an average grant-date fair value of $7.78 per share, and 0.8 million were granted in fiscal year 2011 at an average grant-date fair value of $7.32 per share. In accordance with accounting guidance, the Company will continue to recognize share-based compensation expense for these awards with market conditions regardless of whether such awards will ultimately vest. The actual number of shares to be issued can range from zero to 4.1 million for the 2013 grants, zero to 1.6 million for the 2012 grants, and zero to 1.2 million for the 2011 grants. The awards granted during fiscal year 2011 will expire in June 2013, and are not expected to vest.

        The total intrinsic value of share bonus awards vested under the Company's equity compensation plans was $9.7 million, $17.7 million and $19.6 million during fiscal years 2013, 2012 and 2011, respectively, based on the closing price of the Company's ordinary shares on the date vested.

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

74

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. EARNINGS PER SHARE (Continued)

        The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income from continuing and discontinued operations per share:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Basic earnings from continuing and discontinued operations per share:
Income from continuing operations	$302,502	$520,770	$612,261
Loss from discontinued operations	$(25,451)	$(32,005)	$(16,042)

Net income	$277,051	$488,765	$596,219

Shares used in computation:
Weighted-average ordinary shares outstanding	662,874	716,247	777,315

Basic earnings from continuing operations per share	$0.46	$0.73	$0.79

Basic loss from discontinued operations per share	$(0.04)	$(0.04)	$(0.02)

Basic earnings per share	$0.42	$0.68	$0.77

Diluted earnings from continuing and discontinued operations per share:
Income from continuing operations	$302,502	$520,770	$612,261
Loss from discontinued operations	$(25,451)	$(32,005)	$(16,042)

Net income	$277,051	$488,765	$596,219

Shares used in computation:
Weighted-average ordinary shares outstanding	662,874	716,247	777,315
Weighted-average ordinary share equivalents from stock options and awards(1)	12,159	11,560	12,877

Weighted-average ordinary shares and ordinary share equivalents outstanding(2)	675,033	727,807	790,192

Diluted earnings from continuing operations per share	$0.45	$0.72	$0.77

Diluted loss from discontinued operations per share	$(0.04)	$(0.04)	$(0.02)

Diluted earnings per share	$0.41	$0.67	$0.75

(1)
Options to purchase ordinary shares of 20.6 million, 24.2 million and 25.5 million during fiscal years 2013, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share primarily because the exercise price of these options was greater than the average market price of the Company's ordinary shares during the respective periods.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SUPPLEMENTAL CASH FLOW DISCLOSURES

        The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Net cash paid for:
Interest	$66,071	$42,067	$83,133
Income taxes	$52,306	$66,013	$77,690
Non-cash investing activity:
Accounts payable for fixed assets purchases	$89,718	$63,671	$73,036

6. BANK BORROWINGS AND LONG-TERM DEBT

        Bank borrowings and long-term debt are as follows:

	As of March 31,
	2013	2012
	(In thousands)
4.625% Notes due February 2020	$500,000	$—
5.000% Notes due February 2023	500,000	—
Term Loan, including current portion, due in October 2014	170,340	1,179,595
Term Loan, including current portion, due in installments through October 2016	517,500	487,500
Asia Term Loans	375,000	377,000
Outstanding under revolving line of credit	—	140,000
Other	4,787	4,578

	2,067,627	2,188,673
Current portion	(416,654)	(39,340)

Non-current portion	$1,650,973	$2,149,333

        The weighted average interest rate for the Company's long-term debt was 3.5% as of March 31, 2013.

        Repayments of the Company's long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2014	$416,654
2015	211,136
2016	41,250
2017	393,750
2018	—
Thereafter	1,004,837

Total	$2,067,627

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

        Capital lease obligations of $9.1 million and $11.6 million, consisting of short-term obligations of $2.8 million and $3.1 million and long term obligations of $6.3 million and $8.5 million are included in current and non-current liabilities on the Company's balance sheets as of March 31, 2013 and 2012, respectively.

  Notes due February 2020 and February 2023

        On February 20, 2013, the Company issued $500.0 million of 4.625% Notes due February 15, 2020 and $500.0 million of 5.000% Notes due February 15, 2023 (collectively the "Notes") in a private offering pursuant to Rule 144A and Regulation S under the Securities Act . The Company received net proceeds of approximately $990.6 million from the issuance and used those proceeds, together with $9.4 million of cash on hand, to repay $1.0 billion of outstanding borrowings under its 2007 term loan facility.

        Interest on the Notes is payable semi-annually, commencing on August 15, 2013. The Notes are senior unsecured obligations of the Company, rank equally with all of the Company's other existing and future senior and unsecured debt obligations, and are guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by each of the Company's 100% owned subsidiaries that guarantees indebtedness under, or is a borrower under, the Company's Term Loan Agreement and Revolving Line of Credit.

        At any time prior to maturity, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus an applicable premium and accrued and unpaid interest, if any, to the applicable redemption date. Upon the occurrence of a change of control repurchase event (as defined in the Notes indenture), the Company must offer to repurchase the Notes at a repurchase price equal to 101% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date.

        The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the agreement occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately. As of March 31, 2013, the Company was in compliance with the covenants in the indenture governing the Notes.

        In connection with the issuance of the Notes, the Company entered into a registration rights agreement under which it has agreed to consummate an offer registered with the Securities and Exchange Commission to issue new notes having terms substantially identical to the Notes (except that the new notes will not be subject to restrictions on transfer) in exchange for outstanding Notes. In some circumstances, the Company may be required to file a shelf registration statement to cover

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

resales of the Notes. If the Company fails to satisfy these obligations, the Company may be required to pay additional interest to holders of the Notes under certain circumstances.

  Term Loan Agreement and Revolving Line of Credit

        On October 19, 2011, the Company entered into a five-year $2.0 billion Credit Facility consisting of a $1.5 billion Revolving Credit Facility and a $500.0 million term loan, which expires in October 2016. The Revolving Credit Facility due 2016 replaced the Company's $2.0 billion revolving credit facility, which was due to mature in May 2012 and the $500.0 million term loan refinanced the outstanding amount of its $500.0 million tranche under the Company's $1.7 billion term loan, which was due to mature in October 2012. During fiscal year 2013, the Company increased the limit on the term loan by $50 million and borrowed the entire incremental amount. Additionally, the Company repaid a total principal amount of $20 million on the term loan during fiscal year 2013. Borrowings under the Credit Facility bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.25% and 2.25%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.25% and 1.25%, based on the Company's credit rating. The Company is required to pay a quarterly commitment fee ranging between 0.20% and 0.45% per annum on the daily unused amount of the $1.5 billion Revolving Credit Facility based on the Company's credit rating.

        This Credit Facility is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2013, the Company was in compliance with the covenants under this Credit Facility.

  Term Loan Agreement

        The Company entered into a $1.8 billion term loan facility, dated as of October 1, 2007, and subsequently amended as of December 28, 2007.

        During the fiscal year ended March 31, 2008, the Company borrowed $1.7 billion under this term loan agreement. Of this amount, $500.0 million was scheduled to mature in October 2012 and the remainder was scheduled to mature in October 2014. The Company may prepay the loans at any time at 100% of par plus accrued and unpaid interest and reimbursement of the lender's redeployment costs. On October 19, 2011, the Company repaid $480 million, which was the outstanding portion of the $500.0 million due to mature in October 2012. On February 20, 2013, the Company repaid $1.0 billion of the $1.2 billion outstanding that is scheduled to mature in October 2014.

        Borrowings under this term loan agreement bear interest, at the Company's option, either at (i) the base rate (the greater of the agent's prime rate or the federal funds rate plus 0.50%) plus a margin of 1.25%; or (ii) LIBOR plus a margin of 2.25%.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

        This term loan agreement is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (as defined by the loan agreement), during the term of the agreement. Borrowings under this term loan agreement are guaranteed by the Company and certain of its subsidiaries. As of March 31, 2013, the Company was in compliance with the covenants under this term loan agreement.

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

        The Asia Term Loans are unsecured, and contain customary restrictions on the ability of the Company and its subsidiaries to, among other things, (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. The Asia Term Loans also require the Company maintain a maximum ratio of total indebtedness to EBITDA (as defined by the loan agreement) during the terms of the agreements. As of March 31, 2013, the Company was in compliance with the covenants under these facilities.

  Other Credit Lines

        The Company and certain of its subsidiaries also have various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $274.2 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2013 and 2012. These facilities, lines of credit and other loans bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin, and generally have maturities that expire on various dates in future fiscal years. The credit facilities are unsecured and the lines of credit and other loans are primarily secured by accounts receivable.

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

  Tender and Redemption of 6.25% Senior Subordinated Notes

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCIAL INSTRUMENTS (Continued)

        As of March 31, 2013, the aggregate notional amount of the Company's outstanding foreign currency forward and swap contracts was $4.8 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	3,000,150	—	$482,766	$—
HUF	12,088,000	—	50,873	—
MXN	1,336,500	—	108,211	—
MYR	336,600	—	108,633	—
SGD	51,400	—	41,392	—
Other	N/A	N/A	74,656	19,274

			866,531	19,274
Other Forward/Swap Contracts
BRL	246,600	357,600	122,461	177,584
CAD	96,882	110,148	95,217	108,227
CNY	2,859,783	2,761,232	457,942	444,296
EUR	429,846	507,592	552,066	651,993
GBP	37,697	53,424	57,085	80,774
HUF	15,445,300	15,731,600	65,003	66,208
JPY	9,228,849	6,257,347	97,870	66,686
MXN	1,474,585	1,193,310	119,391	96,617
MYR	168,093	23,037	54,250	7,435
SEK	1,186,018	1,285,135	181,993	197,289
Other	N/A	N/A	176,996	77,142

			1,980,274	1,974,251

Total Notional Contract Value in USD			$2,846,805	$1,993,525

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCIAL INSTRUMENTS (Continued)

        As of March 31, 2013 and 2012, the fair value of the Company's short-term foreign currency contracts was not material and included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in non-functional currencies and are not accounted for as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other expense, net in the consolidated statements of operations. As of March 31, 2013 and 2012, the Company also has included net deferred gains and losses, respectively, in accumulated other comprehensive income (loss), a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains and losses were not material, and any deferred losses as of March 31, 2013 are expected to be recognized as a component of cost of sales in the consolidated statement of operations primarily over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal years presented and are included as a component of interest and other expense, net in the consolidated statements of operations.

        The following table presents the fair value of the Company's derivative instruments located on the consolidated balance sheets utilized for foreign currency risk management purposes at March 31, 2013 and 2012:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2013	March 31, 2012	Balance Sheet Location	March 31, 2013	March 31, 2012
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$11,032	$10,075	Other current liabilities	$3,999	$1,905
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$16,531	$10,894	Other current liabilities	$11,291	$6,200

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

        The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.5% to 1.00% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2013, 2012 and 2011 were not material and are included in interest and other expense, net within the consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

        Effective April 1, 2010, the Company adopted two new accounting standards, the first of which removed the concept of a qualifying special purpose entity and created more stringent conditions for reporting the transfer of a financial asset as a sale. The second standard amended the consolidation guidance for determining the primary beneficiary of a variable interest entity. As a result of the adoption of the second standard, the Company was deemed to be the primary beneficiary of the special purpose entity to which the pool of trade receivables was sold under the Global Program and, as such, was required to consolidate the special purpose entity; the Company had previously been consolidating the special purpose entity under the North American Program. The North American Program was amended effective April 1, 2010 and the Global Program was amended effective September 29, 2010 in each case to provide for the sale by the special purpose entities of 100% of the eligible receivables to the unaffiliated financial institutions; previously the special purpose entities had retained a partial interest in the sold receivables. Upon adoption of these standards, the balance of receivables sold for cash under the Global Program as of April 1, 2010, totaling $217.1 million, was recorded as accounts receivable and short-term bank borrowings in the opening balance sheet of fiscal year 2011. Upon collection of these receivables the Company recorded cash from operations offset by repayments of bank borrowings from financing activities in the consolidated statements of cash flows during the year ended March 31, 2011. As of March 31, 2013 and 2012, the accounts receivable balances that were sold under the ABS Programs were removed from the consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the consolidated statements of cash flows.

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

        As of March 31, 2013, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $556.9 million and deferred purchase price receivables of $412.4 million. As of March 31, 2012, approximately $1.1 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $556.8 million and deferred purchase price receivables of $514.9 million. The deferred purchase price receivables are included in other current assets as of March 31, 2013 and 2012, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other expense, net in the consolidated statements of operations; such amounts were $7.2 million, $10.9 million and $8.0 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

        For the fiscal years ended March 31, 2013, 2012 and 2011, cash flows from sales of receivables under the ABS Programs consisted of approximately $3.5 billion, $4.7 billion and $2.4 billion, respectively for transfers of receivables (of which approximately $0.7 billion, $0.6 billion and $0.6 billion, respectively represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

        The following table summarizes the activity in the deferred purchase price receivables account during the fiscal years ended March 31, 2013 and 2012:

	As of March 31,
	2013	2012
	(In thousands)
Beginning balance	$514,895	$459,994
Transfers of receivables	3,896,495	4,922,541
Collections	(3,999,033)	(4,867,640)

Ending balance	$412,357	$514,895

Trade Accounts Receivable Sale Programs

        The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $163.6 million and $110.5 million as of March 31, 2013 and 2012, respectively. For the years ended March 31, 2013, 2012 and 2011, total accounts receivables sold to certain third party banking institutions was approximately $1.1 billion, $2.0 billion and $2.5 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and were reflected as cash provided by operating activities in the consolidated statements of cash flows.

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

          Level 1— Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

          The Company has deferred compensation plans for its officers and certain other employees. Deferred amounts under the plans are invested in hypothetical investments selected by the participant or the participant's investment manager. The Company's deferred compensation plan assets are included in other noncurrent assets on the consolidated balance sheets and include investments in equity securities and mutual funds that are valued using active market prices.

          The Company values available for sale investments using level 1 inputs which are active market trading prices.

          Level 2— Applies to assets or liabilities for which there are inputs other than quoted prices included within level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets) such as cash and cash equivalent and money market funds; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

          Level 3— Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

        The Company has accrued for contingent consideration in connection with its business acquisitions, which is measured at fair value based on certain internal models and inputs. The following table summarizes the activities related to contingent consideration:

	As of March 31,
	2013	2012
	(In thousands)
Beginning balance	$1,151	$1,293
Additions to accrual	25,000	513
Payments	(1,151)	(655)

Ending balance	$25,000	$1,151

        The Company values deferred purchase price receivables relating to its Asset-Backed Securitization Program based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor Due to its high credit quality and short term maturity, their fair value approximates carrying value. Significant increases in either of the significant unobservable inputs (credit spread or risk free interest rate) in isolation would result in lower fair value estimates, however is insignificant. The interrelationship between these inputs is also insignificant. Refer to note 8 to the notes of consolidated financial statements for a reconciliation of the change in the deferred purchase price receivable.

        The Company has warrants to purchase up to 1.35 million shares of the common stock of a certain supplier at a weighted-average price of $7.33 per share. The warrants expire on May 18, 2018. These fully vested warrants, which are derivative instruments, are fair valued at each reporting date with gains or losses from changes in fair value recognized in the consolidated statements of operations. The Company values these warrants based on the Black-Scholes option-valuation model using unobservable inputs classified as level 3 in the fair value hierarchy. Significant changes in any of the significant unobservable inputs in isolation would result in a change in the fair value estimate, but in each case, the amount would be insignificant. The interrelationship between these inputs is also insignificant. As of March 31, 2013, the Company used the following assumptions to fair value these warrants:

As of March 31, 2013
Remaining life	5 years
Volatility	58%
Dividend yield	0%
Risk-free rate	0.80%

        The following table summarizes the changes in the fair value adjustment of these warrants:

Amount
(In thousands)
Balance, March 31, 2012	$—
Fair value adjustment	74,437

Balance, March 31, 2013	$74,437

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

        There were no transfers between levels in the fair value hierarchy during fiscal years 2013 and 2012.

Financial Instruments Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and 2012:

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$497,390	$—	$497,390
Deferred purchase price receivable (Note 8)	—	—	412,357	412,357
Foreign exchange forward contracts (Note 7)	—	27,563	—	27,563
Warrants to purchase common shares (Note 2)	—	—	74,437	74,437
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	6,931	40,972	—	47,903
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(15,290)	$—	$(15,290)
Contingent consideration in connection with acquistions	—	—	(25,000)	(25,000)

	Fair Value Measurements as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$343,906	$—	$343,906
Deferred purchase price receivable (Note 8)	—	—	514,895	514,895
Foreign exchange forward contracts (Note 7)	—	20,969	—	20,969
Available for sale investments (Note 2)	5,994	—	—	5,994
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	3,411	54,241	—	57,652
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(8,105)	$—	$(8,105)
Contingent consideration in connection with acquistions	—	—	(1,151)	(1,151)

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

        The Company has certain long-lived assets that are measured at fair value on a nonrecurring basis, and are as follows:

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$11,089	$—	$11,089
Property and equipment	—	25,331	—	25,331

	Fair Value Measurements as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$16,701	$—	$16,701

Assets held for sale

        Assets held for sale are recorded at the lesser of the carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs). As of March 31, 2013 and March 31, 2012, no impairment charges were recorded for assets that were no longer in use and held for sale which exclude those assets that have been identified as relating to discontinued operations as discussed further in note 18 to the consolidated financial statements. The assets held for sale primarily represent manufacturing facilities that have been closed as part of the Company's historical facility consolidations.

Property and equipment

        During the fiscal year 2013, the Company recognized impairment charges relating to certain long-lived assets classified as 'held-for-use' since the carrying value of such assets exceeded the fair value, based on the sales of comparable assets, as a result of its restructuring activities as further discussed in note 12 to the consolidated financial statements.

        There were no material fair value adjustments or other transfers between levels in the fair value hierarchy for these long-lived assets during the fiscal years 2013 and 2012.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

Other financial instruments

        The following table presents the Company's liabilities not carried at fair value as at March 31, 2013 and 2012:

	As of March 31, 2013		As of March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)		(In thousands)
Revolving credit facility	$—	$—	$140,000	$140,000	Level 2
Term loan dated October 1, 2007	170,340	170,496	1,179,595	1,171,959	Level 1
Term loan dated October 19, 2011	517,500	518,794	487,500	482,625	Level 1
4.625% Notes dated February 20, 2013 (due 2020)	500,000	507,190	—	—	Level 1
5.000% Notes dated February 20, 2013 (due 2023)	500,000	500,000	—	—	Level 1
Asia term loans	375,000	375,343	377,000	374,394	Level 2

Total	$2,062,840	$2,071,823	$2,184,095	$2,168,978

        Revolving credit facility—The carrying amount approximates fair value due to the short term nature of the interest rates underlying any borrowings under this facility, though the facility itself is available to the Company on a long term basis.

        Term loans dated October 1, 2007 and October 19, 2011—The term loans are valued based on broker trading prices in active markets.

        Notes dated February 20, 2013—The notes are valued based on broker trading prices in active markets.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES

Commitments

        As of March 31, 2013 and 2012, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under capital leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2028 and require the following minimum lease payments:

Fiscal Year Ending March 31,	Operating Lease
(In thousands)
2014	$140,599
2015	106,084
2016	83,227
2017	65,807
2018	47,347
Thereafter	113,893

Total minimum lease payments	$556,957

        Total rent expense amounted to $138.8 million, $160.5 million and $153.2 million in fiscal years 2013, 2012 and 2011, respectively.

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

11. INCOME TAXES

        The domestic (Singapore) and foreign components of income from continuing operations before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Domestic	$170,071	$186,855	$231,209
Foreign	158,744	387,875	403,101

Total	$328,815	$574,730	$634,310

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Current:
Domestic	$680	$303	$(972)
Foreign	60,466	56,100	26,671

	61,146	56,403	25,699
Deferred:
Domestic	(1,187)	386	(319)
Foreign	(33,646)	(2,829)	(3,331)

	(34,833)	(2,443)	(3,650)

Provision for income taxes	$26,313	$53,960	$22,049

        The domestic statutory income tax rate was approximately 17.0% in fiscal years 2013, 2012 and 2011. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Income taxes based on domestic statutory rates	$55,899	$95,858	$106,725
Effect of tax rate differential	(120,785)	(177,540)	26,459
Intangible amortization	4,881	9,502	12,055
Change in liability for uncertain tax positions	15,268	34,517	(29,205)
Change in valuation allowance	68,596	93,336	(90,033)
Other	2,454	(1,713)	(3,952)

Provision for income taxes	$26,313	$53,960	$22,049

        A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company's operations. The aggregate dollar effect on the Company's income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2013, 2012 and 2011 was $22.6 million, $41.8 million and $66.5 million, respectively. For the fiscal year ended March 31, 2013, the effect on basic and diluted earnings per share was $0.03 and $0.03, respectively, and the effect on basic and diluted earnings per share during fiscal years 2012 and 2011 were $0.06 and $0.06, and $0.09 and $0.08, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in the fiscal years ending March 31, 2014 through fiscal year 2022.

        Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

fiscal years ended March 31, 2013, 2012 and 2011 were $26.7 million, $17.7 million and $32.6 million, respectively.

        The components of deferred income taxes are as follows:

	As of March 31,
	2013	2012
	(In thousands)
Deferred tax liabilities:
Fixed assets	$(36,542)	$(30,159)
Others	(61,621)	(30,032)

Total deferred tax liabilities	(98,163)	(60,191)

Deferred tax assets:
Fixed assets	66,959	73,588
Intangible assets	112,327	178,910
Deferred compensation	10,341	11,088
Inventory valuation	12,514	12,265
Provision for doubtful accounts	13,807	3,340
Net operating loss and other carryforwards	2,600,895	2,753,940
Others	167,085	176,547

	2,983,928	3,209,678
Valuation allowances	(2,825,579)	(3,099,561)

Net deferred tax assets, net of valuation allowance	158,349	110,117

Net deferred tax asset	$60,186	$49,926

The net deferred tax asset is classified as follows:
Current asset (classified as other current assets)	$7,881	$815
Long-term asset	52,305	49,111

Total	$60,186	$49,926

        Utilization of the Company's deferred tax assets is limited by the future earnings of the Company in the tax jurisdictions in which such deferred assets arose. As a result, management is uncertain as to when or whether these operations will generate sufficient profit to realize any benefit from the deferred tax assets. The valuation allowance provides a reserve against deferred tax assets that are not more likely than not to be realized by the Company. However, management has determined that it is more likely than not that the Company will realize certain of these benefits and, accordingly, has recognized a deferred tax asset from these benefits. The change in valuation allowance is net of certain increases and decreases to prior year losses and other carryforwards that have no current impact on the tax provision. Approximately $34.0 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options, which if realized will be credited directly to shareholders' equity and will not be available to benefit the income tax provision in any future period.

        The Company has recorded a deferred tax asset of approximately $43.7 million associated with its tax loss and tax credit carryforwards. Approximately $21.1 million of this deferred tax asset is of

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

indefinite duration. The amount of the remaining deferred tax asset expires over the period from 2014 to 2032, of which the amount expiring in 2014 is insignificant.

        The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management's estimates.

        The Company does not provide for income taxes on approximately $457.7 million of undistributed earnings of its foreign subsidiaries, as such earnings are not intended by management to be repatriated in the foreseeable future. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2013	2012
	(In thousands)
Balance, beginning of fiscal year	$166,432	$134,627
Additions based on tax position related to the current year	22,185	25,113
Additions for tax positions of prior years	62,610	25,719
Reductions for tax positions of prior years	(15,001)	(18,257)
Reductions related to lapse of applicable statute of limitations	(5,444)	(788)
Settlements	(1,220)	(1,386)
Other	456	1,404

Balance, end of fiscal year	$230,018	$166,432

        The Company's unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. During the first quarter of fiscal year 2014, the liability for unrecognized tax benefits will decrease by approximately $13.2 million due to the settlement of a tax audit subsequent to the balance sheet date. The Company also believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an estimated range of $18.0 to $30.8 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.

        The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2001.

        Of the $230 million of unrecognized tax benefits at March 31, 2013, $172.8 million will affect the annual effective tax rate if the benefits are eventually recognized. The amount that does not impact the effective tax rate relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company's tax expense. During the fiscal years ended March 31, 2013 and 2012, the Company recognized interest of approximately $5.1 million and $5.4 million, respectively, and no penalties. The

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

Company had approximately $11.9 million and $10.6 million accrued for the payment of interest as of the fiscal years ended March 31, 2013 and 2012, respectively. The Company has not accrued for the payment of penalties for the fiscal years ended March 31, 2013 and 2012, respectively.

12. RESTRUCTURING CHARGES

        During fiscal year 2013 the Company initiated certain restructuring activities intended to improve its operational efficiencies by reducing excess workforce and capacity. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans.

        During the fiscal year ended March 31, 2013, the Company recognized restructuring charges of approximately $227.4 million, of which $110.1 million was associated with the terminations of 9,138 identified employees in connection with the charges described above. The identified employee terminations by reportable geographic region amounted to approximately 4,467, 2,282, and 2,389 for Asia, the Americas and Europe, respectively. The costs associated with these restructuring activities include employee severance, other personnel costs, non-cash impairment charges on facilities and equipment that are not recoverable through future cash flows or are no longer in use and are to be disposed of, and other exit related costs due to facility closures or rationalizations. Pre-tax restructuring charges comprised of $123.0 million of cash charges predominantly related to employee severance costs and $104.4 million of non-cash charges primarily related asset impairment and other exit charges. The Company classified approximately $215.8 million of these charges as a component of cost of sales and approximately $11.6 million of these charges as a component of selling, general and administrative expenses during the fiscal year ended March 31, 2013.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES (Continued)

        The components of the restructuring charges by geographic region incurred during fiscal year 2013:

	Third Quarter	Fourth Quarter	Total
	(In thousands)
Americas:
Severance	$863	$13,156	$14,019
Long-lived asset impairment	—	6,302	6,302
Other exit costs	322	6,533	6,855

Total restructuring charges	1,185	25,991	27,176

Asia:
Severance	8,572	18,076	26,648
Long-lived asset impairment	46,250	5,268	51,518
Other exit costs	28,818	1,443	30,261

Total restructuring charges	83,640	24,787	108,427

Europe:
Severance	6,142	63,301	69,443
Long-lived asset impairment	9,851	1,782	11,633
Other exit costs	1,873	8,882	10,755

Total restructuring charges	17,866	73,965	91,831

Total
Severance	15,577	94,533	110,110
Long-lived asset impairment	56,101	13,352	69,453
Other exit costs	31,013	16,858	47,871

Total restructuring charges	$102,691	$124,743	$227,434

        During the fiscal year ended March 31, 2013 the Company recognized approximately $110.1 million of severance costs related to employee terminations. Approximately $98.5 million of this was classified as a component of cost of sales.

        During the fiscal year ended March 31, 2013 the Company recognized approximately $69.5 million for the write-down of property and equipment and other manufacturing assets, which are continuing to be held and used by the Company. The majority of this amount was classified as a component of cost of sales.

        During the fiscal year ended March 31, 2013, the Company recognized approximately $47.9 million of other exit costs, which primarily comprised of $22.8 million for the write-down of certain customer specific assets that were determined to be unrecoverable based on a specific product exit and resulting declining customer volumes. Additionally, other exit costs include $24.7 million of customer disengagement costs primarily related to inventory that resulted from a product exit as well as contractual obligations from facility closures and $0.4 million of other miscellaneous items.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING CHARGES (Continued)

        The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2013 for charges incurred in fiscal year 2013 and prior periods:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2011	7,596	—	21,726	29,322
Activities during the fiscal year 2012:
Cash payments for charges incurred in fiscal year 2010 and prior	(2,976)	—	(13,659)	(16,635)

Balance as of March 31, 2012	4,620	—	8,067	12,687
Provision for charges incurred in fiscal year 2013	110,110	69,453	47,871	227,434
Cash payments for charges incurred in fiscal year 2013	(28,586)	—	(3,832)	(32,418)
Cash payments for charges incurred in fiscal year 2010 and prior	(2,455)	—	(2,902)	(5,357)
Non-cash charges incurred in fiscal year 2013	—	(69,453)	(34,993)	(104,446)

Balance as of March 31, 2013	83,689	—	14,211	97,900
Less: Current portion (classified as other current liabilities)	80,439	—	7,397	87,836

Accrued restructuring costs, net of current portion (classified as other liabilities)	$3,250	$—	$6,814	$10,064

13. OTHER CHARGES (INCOME), NET

        During fiscal year 2013, the Company recognized a net gain of $74.4 million for the fair value adjustment of the Company's warrants to purchase common shares of a certain supplier. The fair value adjustment gain was partially off-set by a loss on the sales of two investments of $1.3 million.

        During fiscal year 2012, the Company recognized a net gain of $20.0 million in connection with the sale of certain international entities.

        During fiscal year 2011, the Company recognized charges totaling $6.3 million, consisting of the $13.2 million loss associated with the early redemption of the 6.25% Senior Subordinated Notes and an $11.7 million loss in connection with the divestiture of certain international entities. Refer to note 6 and note 15, respectively, for further discussion. These charges were partially offset by a gain of $18.6 million associated with the sale of an equity investment that was previously fully impaired.

14. INTEREST AND OTHER EXPENSE, NET

        For the fiscal years ended March 31, 2013, 2012 and 2011, the Company recognized interest income of $20.0 million, $21.7 million and $14.0 million.

        For the fiscal years ended March 31, 2013, 2012 and 2011, the Company recognized interest expense of $68.9 million, $67.8 million and $88.7 million, respectively, on its debt obligations outstanding during the period.

        For the fiscal years ended March 31, 2013, 2012 and 2011, the Company recognized gains on foreign exchange transactions of $19.9 million, $39.7 million and $33.1 million, respectively.

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

Fiscal 2013 business acquisitions

Acquisition of Saturn Electronics and Engineering Inc.

        During fiscal year 2013, the Company completed its acquisition of all outstanding common stock of Saturn Electronics and Engineering, Inc. ("Saturn"), a supplier of electronics manufacturing services, solenoids and wiring for the automotive, appliance, consumer, energy and industrial markets. The acquisition of Saturn broadened the Company's service offering and strengthened its capabilities in the automotive and consumer electronics businesses. The results of operations were included in the Company's consolidated financial results beginning on the date of acquisition which amounted to approximately $100.9 million in revenue for the year ended March 31, 2013. Net income during fiscal year ended March 31, 2013 was not significant to the consolidated operating results of the Company.

        The initial cash consideration for this acquisition amounted to $193.7 million with up to an additional $15.0 million of estimated potential contingent consideration, for a total purchase consideration of $208.7 million.

        The allocation of the purchase price to Saturn's tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. Management determined the value of acquired intangible assets with the assistance of a third-party appraisal firm. Management is in the process of determining the fair value amounts for certain other assets and liabilities that were acquired. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. BUSINESS AND ASSET ACQUISITIONS (Continued)

        The following represents the Company's allocation of the total purchase price to the acquired assets and liabilities assumed of Saturn (in thousands):

Current assets:
Cash and cash equivalents	$2,191
Accounts receivable	44,879
Inventories	23,350
Other current assets	619

Total current assets	71,039
Property and equipment	43,227
Goodwill	98,746
Other intangible assets	57,200
Other assets	925

Total assets	$271,137

Current liabilities:
Accounts payable	$29,616
Other current liabilities	9,429

Total current liabilities	39,045
Other liabilities	23,401

Total aggregate purchase price	$208,691

        Intangible assets of $57.2 million in connection with the Saturn acquisition is comprised of customer-related intangible assets of $46.4 million and other intangible assets consisting of developed technology amounting to $10.8 million. Customer relationships are amortized over an estimated useful life of 5 years and developed technology is amortized over an estimated useful life of 7 years.

        The above purchase price allocation includes certain purchase accounting adjustments recorded in the fourth quarter of fiscal 2013, which resulted in a net decrease of $7.5 million to goodwill with corresponding increases to intangible assets amounting to $32.5 million and other liabilities amounting to $23.0 million. The increase in intangible assets was as a result of the finalization of the valuation for acquired intangible assets and the increase to other liabilities is primarily as a result of deferred tax liabilities recorded relating to intangible assets. As a result of this deferred tax liability, the Company released an amount of $22.3 million relating to valuation allowances for deferred tax assets in the fourth quarter of fiscal 2013, and this amount is included in the provision for income taxes for the year ended March 31, 2013. In accordance with the accounting guidance applicable to business combinations, the Company has re-casted the operating results for the quarter ended December 31, 2012 to reflect the release of the valuation allowance for deferred tax assets. Refer to note 20 to the consolidated financial statements for further details.

  Other business acquisitions

        Additionally, during the fiscal year ended March 31, 2013, the Company completed three other acquisitions that were not individually, nor in the aggregate, significant to the Company's consolidated financial position, results of operations and cash flows. The total consideration, which was paid in cash

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. BUSINESS AND ASSET ACQUISITIONS (Continued)

for these acquisitions, and earn outs related to certain prior period acquisitions amounted to $72.7 million. The total amount of cash acquired from these acquisitions amounted to $80.1 million, resulting in net cash of $7.4 million acquired for these acquisitions during the fiscal year ended 2013. One of the acquired businesses expanded the Company's capabilities primarily in the medical and defense markets; another acquired business will support the hardware product manufacturing needs of an existing customer in the technology industry; and the other acquired business will expand the Company's capabilities primarily in the LED design and manufacturing market. The Company primarily acquired cash, inventory and certain other manufacturing assets, and recorded goodwill of $61.9 million in connection with these acquisitions. The potential amount of future payments which the Company could be required to make under contingent consideration arrangements relating to these acquisitions is not material. The aggregate results of operations for these acquisitions were included in the Company's consolidated financial results beginning on the date of acquisition which amounted to approximately $231.3 million in revenue for the year ended March 31, 2013. Net income during fiscal year ended March 31, 2013 was not significant, individually or in the aggregate, to the consolidated operating results of the Company.

        In connection with one of the acquisitions, the Company acquired certain manufacturing assets that were purchased by the acquired company on behalf of an existing customer and will be continued to be used exclusively for the benefit of this customer. These assets are financed by a third party banking institution acting as an agent of the customer under an agreement, the terms of which reset annually. While the Company has the option to settle this obligation in cash, the Company can also settle the obligation related to these assets by returning the respective assets to the customer and cannot be required to pay cash by either the customer or the third party banking institution to settle the obligation. Accordingly, these assets amounting to $251.3 million and the liability amounting to $272.8 million have been included in other current assets and other current liabilities, respectively as of March 31, 2013. The cash flows relating to the purchase of assets by the Company on behalf of the customer amounting to $115.3 million have been included in other investing cash flows for the fiscal year ended March 31, 2013. Net cash inflows amounting to $101.9 million relating to the funding of these assets by the financial institution on behalf of the customer have been included in cash flows from other financing activities during the fiscal year ended March 31, 2013. In conjunction with this acquisition, the Company amended its existing manufacturing agreement with the customer. As part of this agreement, the Company is obligated to reimburse the customer for any shortfall in production if the manufacturing contract is terminated prior to the delivery of a minimum volume of units to be manufactured over the term of the contract. The total commitment under this arrangement amounted to $88.0 million and declines over time as the Company continues to manufacture and deliver products under the arrangement. Payment of this guarantee is not probable as of March 31, 2013.

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

        The goodwill generated from the Company's business combinations completed during the fiscal year ended March 31, 2013 is primarily related to value placed on the employee workforce, service offerings and capabilities, and expected synergies. The goodwill is not deductible for income tax purposes.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. BUSINESS AND ASSET ACQUISITIONS (Continued)

  Fiscal 2012 business acquisitions

        During fiscal year 2012, the Company completed three acquisitions that were not individually, nor in the aggregate significant to the Company's financial position, results of operations and cash flows. The aggregate cash paid for these acquisitions together with cash paid for contingent consideration related to certain prior period acquisitions during the year ended March 31, 2012 totaled approximately $92.3 million, net of cash acquired. The acquired businesses expanded the Company's capabilities in the communications market. The Company primarily acquired inventory and certain other manufacturing assets and recorded goodwill of $8.6 million and customer contract intangibles of $3.9 million in connection with the acquisitions.

  Fiscal 2011 business acquisitions

        During fiscal year 2011, the Company completed four acquisitions that were not individually, nor in the aggregate significant to the Company's financial position, results of operations and cash flows. The aggregate cash paid for these acquisitions together with cash paid for contingent consideration relating to certain prior period acquisitions during the year ended March 31, 2011 totaled approximately $17.0 million, net of cash acquired. The acquired businesses expanded the Company's capabilities in the medical and infrastructure business groups.

        The consolidated financial statements include the operating results of each business combination from the date of acquisition and the related transaction costs incurred which are not material. Pro forma results of operations for the acquisitions completed have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's financial results.

        On April 16, 2013, the Company completed its acquisition of certain manufacturing operations from Google's Motorola Mobility LLC, including a manufacturing and services agreement with mobile devices. The total purchase consideration for this acquisition amounted to $170.6 million. The Company primarily acquired inventory and fixed assets in connection with this acquisition. The financial results of this acquisition are not included in the consolidated financial statements for any period presented. A preliminary purchase price allocation is not yet available for this acquisition.

16. SHARE REPURCHASE PLAN

        During fiscal year 2013, the Company repurchased approximately 51.7 million shares for an aggregate purchase value of approximately $334.0 million.

        The Company's Board of Directors, on September 13, 2012, authorized the repurchase of up to 10% of the Company's outstanding ordinary shares which was approved by the Company's shareholders at the 2012 Extraordinary General Meeting held on August 30, 2012. Share repurchases by the Company under the share repurchase plans are subject to an aggregate limit of 10% of the Company's ordinary shares outstanding as of the date of the 2012 Extraordinary General Meeting. During fiscal year 2013, the Company repurchased approximately 31.3 million shares for an aggregate purchase value of approximately $200.0 million under this plan, including accrued expenses, and retired all of these shares. As of March 31, 2013, approximately 35.3 million shares were available to be repurchased under this plan.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SHARE REPURCHASE PLAN (Continued)

        During the first quarter of fiscal 2013, the Company repurchased the entire remaining amount under a prior share repurchase plan that was approved by the Company's Board of Directors on December 7, 2011 and the Company's shareholders at the 2011 Extraordinary General Meeting held on July 22, 2011, or approximately 20.4 million shares for an aggregate purchase value of approximately $134.0 million, and retired all of these shares.

17. SEGMENT REPORTING

        Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. As of March 31, 2013, the Company operates and internally manages a single operating segment, EMS.

        Geographic information is as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Net sales:
Asia	$11,743,140	$15,408,872	$14,620,097
Americas	7,193,063	8,390,521	8,291,784
Europe	4,633,272	5,543,636	5,530,752

	$23,569,475	$29,343,029	$28,442,633

	As of March 31,
	2013	2012
	(In thousands)
Long-lived assets:
Asia	$1,144,451	$1,126,552
Americas	659,289	554,653
Europe	370,848	395,237

	$2,174,588	$2,076,442

        Revenues are attributable to the country in which the product is manufactured or service is provided.

        For purposes of the preceding tables, "Asia" includes China, India, Indonesia, Japan, Labuan, Malaysia, Mauritius, Singapore, and Taiwan; "Americas" includes Brazil, Canada, Mexico, and the United States; "Europe" includes Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, the Netherlands, Poland, Romania, Slovakia, Sweden, Turkey, Ukraine, and the United Kingdom. During fiscal years 2013 and 2012 there were no revenues attributable to Finland.

        During fiscal years 2013, 2012 and 2011, net sales generated from Singapore, the principal country of domicile, were approximately $551.7 million, $663.1 million and $578.2 million, respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT REPORTING (Continued)

        As of March 31, 2013 and 2012, long-lived assets held in Singapore were approximately $15.9 million and $15.3 million, respectively.

        During fiscal year 2013, China, Mexico, United States and Malaysia accounted for approximately 34%, 15%, 11% and 10% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2013. As of March 31, 2013, China, Mexico, and the United States accounted for approximately 38%, 13% and 11%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2013.

        During fiscal year 2012, China, Mexico, United States and Malaysia accounted for approximately 38%, 14%, 10% and 10% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2012. As of March 31, 2012, China and Mexico accounted for approximately 40% and 15%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2012.

        During fiscal year 2011, China, Mexico and the United States accounted for approximately 38%, 15% and 10% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2011.

18. DISCONTINUED OPERATIONS

        During fiscal year 2013, the Company finalized the sale of two of its non-core businesses. Total proceeds received from these sales amounted to $22.6 million, net of $1.0 million of cash sold. The Company recognized an aggregate loss of $12.1 million on the sales, which is included in the results from discontinued operations.

        In accordance with the accounting guidance, these non-core businesses qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operations and the consolidated balance sheets for all periods presented as applicable.

        The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Net sales	$40,593	$127,258	$237,292
Cost of sales	42,793	145,403	235,710

Gross profit (loss)	(2,200)	(18,145)	1,582
Selling, general and administrative expenses	1,930	8,932	14,577
Intangibles amortization and impairment	11,000	6,325	4,725
Interest and other expense (income), net	11,280	(7)	992

Loss before income taxes	(26,410)	(33,395)	(18,712)
Benefit from income taxes	(959)	(1,390)	(2,670)

Net loss of discontinued operations	$(25,451)	$(32,005)	$(16,042)

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. DISCONTINUED OPERATIONS (Continued)

        Interest and other expense (income), net for fiscal year 2013 include the loss on sale of the businesses discussed above.

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

        As of March 31, 2013, there were no assets or liabilities attributable to discontinued operations.

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS

        On February 20, 2013, the Company issued two tranches of Notes of $500 million each, which mature on February 15, 2020 and February 15, 2023, respectively, in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. These notes are senior unsecured obligations and were issued by Flextronics International Limited ("Parent"), and are guaranteed, fully and unconditionally, jointly and severally, on an unsecured basis, by certain of the Company's 100% owned subsidiaries (the "guarantor subsidiaries"). These subsidiary guarantees will terminate upon 1) a sale or other disposition of the guarantor or the sale or disposition of all or substantially all the assets of the guarantor (other than to Flextronics or a subsidiary); 2) such guarantor ceasing to be a guarantor or a borrower under the Company's Term Loan Agreement and the Revolving Line of Credit; 3) defeasance or discharge of the Notes, as provided in the Notes indenture; or 4) if at any time the notes are rated investment grade.

        In lieu of providing separate financial statements for the Guarantors, the Company has included the accompanying condensed consolidated financial statements, which are presented using the equity method of accounting. The principal elimination entries relate to investment in subsidiaries and intercompany balances and transactions, including transactions with the Company's non-guarantor subsidiaries.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$740,515	$82,900	$763,672	$—	$1,587,087
Accounts receivable	—	458,617	1,653,379	—	2,111,996
Inventories	—	1,063,627	1,658,873	—	2,722,500
Inter company receivable	4,440,955	4,726,673	6,490,274	(15,657,902)	—
Other current assets	6,182	178,585	1,165,051	—	1,349,818

Total current assets	5,187,652	6,510,402	11,731,249	(15,657,902)	7,771,401
Property and equipment, net	—	328,621	1,845,967	—	2,174,588
Goodwill and other intangible assets, net	1,075	40,626	301,851	—	343,552
Other assets	2,498,080	105,136	4,902,815	(7,204,017)	302,014
Investment in subsidiaries	4,127,384	(1,956,014)	16,994,616	(19,165,986)	—

Total assets	$11,814,191	$5,028,771	$35,776,498	$(42,027,905)	$10,591,555

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$416,594	$60	$—	$—	$416,654
Accounts payable	—	1,077,723	2,627,574	—	3,705,297
Accrued payroll	—	86,073	265,610	—	351,683
Inter company payable	4,963,615	6,093,606	4,600,681	(15,657,902)	—
Other current liabilities	32,440	424,599	1,242,112	—	1,699,151

Total current liabilities	5,412,649	7,682,061	8,735,977	(15,657,902)	6,172,785
Long term liabilities	4,154,784	2,488,279	2,732,966	(7,204,017)	2,172,012
Shareholders' equity	2,246,758	(5,141,569)	24,307,555	(19,165,986)	2,246,758

Total liabilities and shareholders' equity	$11,814,191	$5,028,771	$35,776,498	$(42,027,905)	$10,591,555

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$649,252	$47,865	$821,212	$—	$1,518,329
Accounts receivable	—	899,146	1,694,683	—	2,593,829
Inventories	—	1,384,193	1,916,598	—	3,300,791
Inter company receivable	3,304,798	4,260,557	6,120,995	(13,686,350)	—
Current assets of discontinued operations	—	—	21,642	—	21,642
Other current assets	861	167,969	931,129	—	1,099,959

Total current assets	3,954,911	6,759,730	11,506,259	(13,686,350)	8,534,550
Property and equipment, net	—	250,179	1,826,263	—	2,076,442
Goodwill and other intangible assets, net	1,375	28,880	129,669	—	159,924
Long-term assets of discontinued operations	—	—	41,417	—	41,417
Other assets	2,751,324	123,028	4,905,592	(7,558,473)	221,471
Investment in subsidiaries	4,311,902	(2,422,600)	12,355,622	(14,244,924)	—

Total assets	$11,019,512	$4,739,217	$30,764,822	$(35,489,747)	$11,033,804

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$36,340	$3,000	$—	$—	$39,340
Accounts payable	—	1,334,745	2,960,128	—	4,294,873
Accrued payroll	—	84,510	260,827	—	345,337
Current liabilities of discontinued operations	—	—	24,854	—	24,854
Inter company payable	4,177,361	5,543,119	3,965,870	(13,686,350)	—
Other current liabilities	22,137	638,982	922,662	—	1,583,781

Total current liabilities	4,235,838	7,604,356	8,134,341	(13,686,350)	6,288,185
Long term liabilities	4,499,695	2,693,242	2,827,176	(7,558,473)	2,461,640
Shareholders' equity	2,283,979	(5,558,381)	19,803,305	(14,244,924)	2,283,979

Total liabilities and shareholders' equity	$11,019,512	$4,739,217	$30,764,822	$(35,489,747)	$11,033,804

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$14,630,979	$17,768,884	$(8,830,388)	$23,569,475
Cost of sales	—	13,162,397	17,855,384	(8,830,388)	22,187,393
Restructuring charges	—	20,366	195,468	—	215,834

Gross profit (loss)	—	1,448,216	(281,968)	—	1,166,248
Selling, general and administrative expenses	—	199,934	605,301	—	805,235
Intangible amortization	300	7,840	21,389	—	29,529
Restructuring charges	—	1,556	10,044	—	11,600
Interest and other expense (income), net	(1,179,545)	699,459	471,155	—	(8,931)

Income (loss) from continuing operations before income taxes	1,179,245	539,427	(1,389,857)	—	328,815
Provision for income taxes	—	1,708	24,605	—	26,313
Equity in earnings in subsidiaries	(902,194)	(371,682)	586,084	687,792	—

Income from continuing operations	277,051	166,037	(828,378)	687,792	302,502
Loss from discontinued operations, net of tax	—	—	(25,451)	—	(25,451)

Net income (loss)	$277,051	$166,037	$(853,829)	$687,792	$277,051

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$18,852,902	$22,012,300	$(11,522,173)	$29,343,029
Cost of sales	—	17,395,532	21,951,720	(11,522,173)	27,825,079

Gross profit	—	1,457,370	60,580	—	1,517,950
Selling, general and administrative expenses	—	203,673	673,891	—	877,564
Intangible amortization	2,550	11,559	35,463	—	49,572
Interest and other expense (income), net	(442,563)	1,079,398	(620,751)	—	16,084

Income (loss) from continuing operations before income taxes	440,013	162,740	(28,023)	—	574,730
Provision for income taxes	—	1,633	52,327	—	53,960
Equity in earnings in subsidiaries	48,752	13,171	360,673	(422,596)	—

Income from continuing operations	488,765	174,278	280,323	(422,596)	520,770
Loss from discontinued operations, net of tax	—	—	(32,005)	—	(32,005)

Net income (loss)	$488,765	$174,278	$248,318	$(422,596)	$488,765

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$18,257,141	$20,757,338	$(10,571,846)	$28,442,633
Cost of sales	—	16,869,570	20,561,564	(10,571,846)	26,859,288

Gross profit	—	1,387,571	195,774	—	1,583,345
Selling, general and administrative expenses	—	206,314	595,458	—	801,772
Intangible amortization	2,500	19,218	44,470	—	66,188
Interest and other expense (income), net	(40,425)	974,117	(852,617)	—	81,075

Income from continuing operations before income taxes	37,925	187,922	408,463	—	634,310
Provision for income taxes	—	4,638	17,411	—	22,049
Equity in earnings in subsidiaries	558,294	(56,348)	352,163	(854,109)	—

Income from continuing operations	596,219	126,936	743,215	(854,109)	612,261
Loss from discontinued operations, net of tax	—	—	(16,042)	—	(16,042)

Net income (loss)	$596,219	$126,936	$727,173	$(854,109)	$596,219

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$277,051	$166,037	$(853,829)	$687,792	$277,051
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(16,289)	6,866	10,377	(17,243)	(16,289)
Unrealized loss on derivative instruments and other, net of zero tax	(20,755)	(21,084)	(20,755)	41,839	(20,755)

Comprehensive income (loss)	$240,007	$151,819	$(864,207)	$712,388	$240,007

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$488,765	$174,278	$248,318	$(422,596)	$488,765
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(53,616)	41,913	755	(42,668)	(53,616)
Unrealized loss on derivative instruments and other, net of zero tax	(7,575)	(943)	(7,575)	8,518	(7,575)

Comprehensive income (loss)	$427,574	$215,248	$241,498	$(456,746)	$427,574

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$596,219	$126,936	$727,173	$(854,109)	$596,219
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	12,883	22,367	(26,035)	3,668	12,883
Unrealized gain on derivative instruments and other, net of zero tax	23,276	7,632	13,075	(20,707)	23,276

Comprehensive income (loss)	$632,378	$156,935	$714,213	$(871,148)	$632,378

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$1,136,875	$588,299	$(608,973)	$(771)	1,115,430

Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(134,819)	(300,750)	241	(435,328)
Acquisition of businesses, net of cash acquired	—	(20,150)	(163,947)	—	(184,097)
Proceeds from divestitures of operations, net	—	—	22,585	—	22,585
Investing cash flows from (to) affiliates	(1,528,819)	(134,715)	3,468,696	(1,805,162)	—
Other investing activities	—	6,412	(106,771)	—	(100,359)

Net cash provided by (used in) investing activities	(1,528,819)	(283,272)	2,919,813	(1,804,921)	(697,199)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,250,000	151	62	—	1,250,213
Repayments of bank borrowings and long-term debt	(379,399)	(3,876)	(8,584)	—	(391,859)
Payments for early repurchase of long-term debt	(756,855)	(243,145)	—		(1,000,000)
Payments for repurchases of ordinary shares	(322,040)	—	—	—	(322,040)
Proceeds from exercise of stock options	22,257	—	—	—	22,257
Financing cash flows from (to) affiliates	693,185	(18,006)	(2,480,871)	1,805,692	—
Other financing activities	—	—	101,851	—	101,851

Net cash provided by (used in) financing activities	507,148	(264,876)	(2,387,542)	1,805,692	(339,578)

Effect of exchange rates on cash	(23,941)	(5,116)	19,162	—	(9,895)

Net change in cash and cash equivalents	91,263	35,035	(57,540)	—	68,758

Cash and cash equivalents, beginning of year	649,252	47,865	821,212	—	1,518,329

Cash and cash equivalents, end of year	$740,515	$82,900	$763,672	$—	$1,587,087

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$412,529	$(190,136)	$594,251	$(12,376)	$804,268

Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(67,425)	(320,300)	(279)	(388,004)
Acquisition of businesses, net of cash acquired	—	(70,831)	(21,426)	—	(92,257)
Proceeds from divestitures of operations, net	—	—	1,398	—	1,398
Investing cash flows from (to) affiliates	363,716	294,368	1,029,464	(1,687,548)	—
Other investing activities	(1,500)	4,626	(5,627)	—	(2,501)

Net cash provided by (used in) investing activities	362,216	160,738	683,509	(1,687,827)	(481,364)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	2,827,875	—	5,829	—	2,833,704
Repayments of bank borrowings and long-term debt	(2,383,596)	(3,503)	(2,022)	—	(2,389,121)
Payments for early repurchase of long-term debt	(480,000)	—	—	—	(480,000)
Payments for repurchases of ordinary shares	(509,800)	—	—	—	(509,800)
Proceeds from exercise of stock options	23,055	—	—	—	23,055
Financing cash flows from (to) affiliates	(112,398)	16,789	(1,604,594)	1,700,203	—

Net cash provided by (used in) financing activities	(634,864)	13,286	(1,600,787)	1,700,203	(522,162)

Effect of exchange rates on cash	(55,416)	(2,877)	27,409	—	(30,884)

Net change in cash and cash equivalents	84,465	(18,989)	(295,618)	—	(230,142)

Cash and cash equivalents, beginning of year	564,787	66,854	1,116,830	—	1,748,471

Cash and cash equivalents, end of year	$649,252	$47,865	$821,212	$—	$1,518,329

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$106,672	$19,730	$721,985	$8,957	857,344

Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(46,358)	(347,421)	(90)	(393,869)
Acquisition of businesses, net of cash acquired	—	—	(16,966)	—	(16,966)
Proceeds from divestitures of operations, net	—	—	625	—	625
Investing cash flows from (to) affiliates	734,710	(18,151)	(4,191,785)	3,475,226	—
Other investing activities	—	(1,877)	(1,154)	—	(3,031)

Net cash provided by (used in) investing activities	734,710	(66,386)	(4,556,701)	3,475,136	(413,241)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	3,471,370	—	124	—	3,471,494
Repayments of bank borrowings and long-term debt	(3,196,937)	(3,571)	(220,086)	—	(3,420,594)
Payments for early repurchase of long-term debt	(308,466)	—	(7,029)	—	(315,495)
Payments for repurchases of ordinary shares	(400,400)	—	—	—	(400,400)
Proceeds from exercise of stock options	23,299	—	—	—	23,299
Financing cash flows from (to) affiliates	(472,891)	(123,929)	4,080,913	(3,484,093)	—

Net cash provided by (used in) financing activities	(884,025)	(127,500)	3,853,922	(3,484,093)	(641,696)

Effect of exchange rates on cash	32,358	3,381	(17,231)	—	18,508

Net change in cash and cash equivalents	(10,285)	(170,775)	1,975	—	(179,085)

Cash and cash equivalents, beginning of year	575,072	237,629	1,114,855	—	1,927,556

Cash and cash equivalents, end of year	$564,787	$66,854	$1,116,830	$—	$1,748,471

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains unaudited quarterly financial data for fiscal years 2013 and 2012. Earnings per share are computed independently for each quarter presented; therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	Fiscal Year Ended March 31, 2013				Fiscal Year Ended March 31, 2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales(1)	$5,975,995	$6,174,841	$6,123,321	$5,295,318	$7,495,288	$8,008,428	$7,469,347	$6,369,966
Gross profit(1)	357,357	366,772	246,462	195,657	400,776	372,518	385,747	358,909
Income (loss) from continuing operations, net of taxes	136,769	160,453	54,596	(49,316)	137,305	133,949	106,206	143,310
Loss from discontinued operations, net of taxes	(8,297)	(9,906)	(7,248)	—	(5,330)	(4,069)	(4,029)	(18,577)

Net income (loss)	128,472	150,547	47,348	(49,316)	131,975	129,880	102,177	124,733

Earnings (loss) per share:
Income (loss) from continuing operations:
Basic	$0.20	$0.24	$0.08	$(0.07)	$0.18	$0.19	$0.15	$0.21

Diluted	$0.20	$0.24	$0.08	$(0.07)	$0.18	$0.18	$0.15	$0.20

Loss from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.01)	$—	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Diluted	$(0.01)	$(0.01)	$(0.01)	$—	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Net income (loss):
Basic	$0.19	$0.23	$0.07	$(0.07)	$0.18	$0.18	$0.14	$0.18

Diluted	$0.19	$0.22	$0.07	$(0.07)	$0.17	$0.18	$0.14	$0.18

(1)
As discussed in note 18 to the financial statements, "Discontinued Operations", during fiscal 2013 the Company finalized the sale of two of its non-core businesses, and is reporting the operating results of these non-core businesses as discontinued operations. Accordingly net sales and gross profit data above have been adjusted to exclude net revenue and gross profit (loss) pertaining to these non-core businesses.

        The Company recorded restructuring charges during the third and fourth quarters of fiscal year 2013. The Company classified approximately $98.3 million and $117.5 million of these charges as a component of cost of sales during the third and fourth quarters of fiscal year 2013, respectively, and approximately $4.4 million and $7.2 million of these charges as a component of selling, general and administrative expenses during the third and fourth quarters of fiscal year 2013, respectively.

        The Company recognized a $23.0 million gain as a component of other charges (income), net in the three-month period ended September 28, 2012 for the cumulative fair value adjustment of the Company's warrants to purchase common shares of a supplier. These fully-vested warrants, which are derivative instruments, are to be fair valued at each reporting date with gains or losses from changes in fair value recognized in the statements of operations. The gain from changes in fair value recognized in the three-month period ended September 28, 2012 includes an out-of-period adjustment of $12.8 million and for the year ended March 31, 2013 includes an out-of-period adjustment of $5.7 million. Management believes the impact of the error is not material to current or prior fiscal periods.

        During the fourth quarter of fiscal 2013, the Company recorded certain purchase accounting adjustments as further discussed in note 15 to the consolidated financial statements which resulted in the release of $22.3 million related to the valuation allowances for deferred tax assets in the fourth quarter of fiscal 2013. In accordance with the accounting guidance applicable to business combinations, the Company has re-casted the operating results for the quarter ended December 31, 2012 in the table above to reflect the release of the valuation allowance for deferred tax assets.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        During the fourth quarter of fiscal 2013, the Company recognized an income tax benefit of $9.3 million that related to prior fiscal years, of which $6.1 million related to the fiscal year ended March 31, 2012 and $3.2 million related to years prior to fiscal 2012. Management believes the impact of this error is not material to current or prior fiscal periods.

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

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)    Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)    Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2013, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was adequately designed and operating effectively as of March 31, 2013.

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

        Management's annual assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013 excluded the internal control over financial reporting of Saturn , which constitutes, in aggregate, 9.4% and 2.6% of net and total assets, respectively, and 0.4% of net sales and 0.4% of direct cost of sales of the consolidated financial statements as of and for the fiscal year ended March 31, 2013.

  (c)    Attestation Report of the Registered Public Accounting Firm

        The effectiveness of the Company's internal control over financial reporting as of March 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."

  (d)    Changes in Internal Control Over Financial Reporting

        On December 3, 2012, we completed the acquisition of Saturn, at which time Saturn became a subsidiary of the Company. See note 15 to the consolidated financial statements for additional information. Other than these business acquisitions, there were no changes in the Company's internal controls over financial reporting that occurred during the year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

        We have audited the internal control over financial reporting of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Saturn Electronics and Engineering Inc., which was acquired on December 3, 2012 and whose financial statements constitute 9.4% and 2.6% of net and total assets, respectively, 0.4% of net sales and 0.4% of direct cost of sales of the consolidated financial statement amounts as of and for the year ended March 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Saturn Electronics and Engineering Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2013 of the Company and our report dated May 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 28, 2013

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2013 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2013 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2013 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2013 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2013 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

          3.    Exhibits.    The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	Credit Agreement, dated as of October 19, 2011, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.	8-K	000-23354	10-24-11	10.01
4.02	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1
4.03	Amendment No. 1 dated October 22, 2007 to Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-08-08	10.01

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.04	Amendment No. 2 dated December 28, 2007 to Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-08-08	10.02
4.05	Amendment No. 1 dated September 10, 2012 to Credit Agreement, dated as of October 19, 2011, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.	10-Q	000-23354	10-26-12	4.01
4.06	Amendment No. 2 dated September 28, 2012 to Credit Agreement, dated as of October 19, 2011, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.	10-Q	000-23354	10-26-12	4.02
4.07	Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	8-K	000-23354	02-22-13	4.01
4.08	Form of 4.625% Note due 2020	8-K	000-23354	02-22-13	4.02
4.09	Form of 5.000% Note due 2023	8-K	000-23354	02-22-13	4.03
4.10	Registration Rights Agreement, dated as of February 20, 2013, by and between the Company, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein	8-K	000-23354	02-22-13	4.04

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.11	First Supplemental Indenture, dated as of March 28, 2013, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023					X
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2
10.03	Registrant's 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04
10.04	Registrant's 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05	Registrant's 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01
10.07	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02
10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09
10.10	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	07-28-10	10.01
10.11	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.02
10.12	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.03
10.13	Form of Share Bonus Award Agreement under 2001 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.04

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.14	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02
10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01
10.16	Summary of Directors' Compensation†	10-Q	000-23354	07-30-12	10.06
10.17	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02
10.18	Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005.†	10-Q	000-23354	08-05-08	10.03
10.19	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan.†	10-Q	000-23354	02-05-09	10.03
10.20	Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007.†	10-K	000-23354	05-20-09	10.23
10.21	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005.†	10-Q	000-23354	08-05-10	10.08
10.22	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005.†	8-K	000-23354	07-07-06	10.01
10.23	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006.†	8-K	000-23354	07-07-06	10.02
10.24	Description of Annual Incentive Bonus Plan for Fiscal 2014†					X
10.25	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	08-05-10	10.06
10.26	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.01

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.27	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†					X
10.28	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	09-03-10	10.03
10.29	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11-03-10	10.04
10.30	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	08-09-11	10.01
10.31	Form of Amendment to certain senior executive Share Bonus Award Agreements under the 2001 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.01
10.32	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.02
10.33	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain performance based awards†	10-Q	000-23354	02-04-13	10.03
10.34	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	07-30-12	10.01
10.35	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.†					X
10.36	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	08-08-07	10.02
10.37	Award Agreement for Paul Humphries under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	07-30-12	10.04
10.38	Jonathan Hoak Offer Letter dated December 8, 2010†	10-Q	000-23354	07-30-12	10.05
10.39	Separation Agreement between Flextronics International USA, Inc. and Eslie C. Sykes dated November 26, 2012†					X

Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
21.01		Subsidiaries of Registrant.					X
23.01		Consent of Deloitte & Touche LLP.					X
24.01		Power of Attorney (included on the signature page to this Form 10-K)					X
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.01	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

32.02	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Scheme Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: May 28, 2013

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Michael M. McNamara and Christopher Collier and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA Michael M. McNamara	Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2013
/s/ CHRISTOPHER COLLIER Christopher Collier	Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2013
/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Chairman of the Board	May 28, 2013
/s/ JAMES A. DAVIDSON James A. Davidson	Director	May 28, 2013

Signature	Title	Date

/s/ DANIEL H. SCHULMAN Daniel H. Schulman	Director	May 28, 2013
/s/ WILLY SHIH, PH.D. Willy Shih, Ph.D.	Director	May 28, 2013
/s/ WILLIAM D. WATKINS William D. Watkins	Director	May 28, 2013
/s/ LAY KOON TAN Lay Koon Tan	Director	May 28, 2013
/s/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman	Director	May 28, 2013

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	Credit Agreement, dated as of October 19, 2011, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.	8-K	000-23354	10-24-11	10.01
4.02	Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger, Bookrunner and Syndication Agent and the Lenders from time to time party thereto.	8-K	000-23354	10-05-07	10.1
4.03	Amendment No. 1 dated October 22, 2007 to Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-08-08	10.01
4.04	Amendment No. 2 dated December 28, 2007 to Term Loan Agreement, dated as of October 1, 2007, among Flextronics International Ltd., as a Borrower, Flextronics International USA, Inc., as U.S. Borrower, Citicorp North America, Inc., as Administrative Agent, and the Lenders party thereto	10-Q	000-23354	02-08-08	10.02

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.05	Amendment No. 1 dated September 10, 2012 to Credit Agreement, dated as of October 19, 2011, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.	10-Q	000-23354	10-26-12	4.01
4.06	Amendment No. 2 dated September 28, 2012 to Credit Agreement, dated as of October 19, 2011, by and among Flextronics International Ltd. and certain of its subsidiaries as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.	10-Q	000-23354	10-26-12	4.02
4.07	Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	8-K	000-23354	02-22-13	4.01
4.08	Form of 4.625% Note due 2020	8-K	000-23354	02-22-13	4.02
4.09	Form of 5.000% Note due 2023	8-K	000-23354	02-22-13	4.03
4.10	Registration Rights Agreement, dated as of February 20, 2013, by and between the Company, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein	8-K	000-23354	02-22-13	4.04
4.11
	First Supplemental Indenture, dated as of March 28, 2013, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023					X
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2
10.03	Registrant's 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04
10.04	Registrant's 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5
10.05	Registrant's 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6
10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01
10.07	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02
10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.09	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09
10.10	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	07-28-10	10.01
10.11	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.02
10.12	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.03
10.13	Form of Share Bonus Award Agreement under 2001 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.04
10.14	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02
10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01
10.16	Summary of Directors' Compensation†	10-Q	000-23354	07-30-12	10.06
10.17	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02
10.18	Award Agreement for Paul Read under Senior Management Deferred Compensation Plan, dated June 30, 2005.†	10-Q	000-23354	08-05-08	10.03

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.19	Award Agreement for Paul Read under Senior Executive Deferred Compensation Plan.†	10-Q	000-23354	02-05-09	10.03
10.20	Award Agreement for Michael J. Clarke under Senior Management Deferred Compensation Plan, dated July 31, 2007.†	10-K	000-23354	05-20-09	10.23
10.21	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005.†	10-Q	000-23354	08-05-10	10.08
10.22	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005.†	8-K	000-23354	07-07-06	10.01
10.23	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006.†	8-K	000-23354	07-07-06	10.02
10.24	Description of Annual Incentive Bonus Plan for Fiscal 2014†					X
10.25	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	08-05-10	10.06
10.26	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.01
10.27	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†					X
10.28	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	09-03-10	10.03
10.29	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11-03-10	10.04
10.30	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	08-09-11	10.01
10.31	Form of Amendment to certain senior executive Share Bonus Award Agreements under the 2001 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.01
10.32	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.02

				Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.33		Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain performance based awards†	10-Q	000-23354	02-04-13	10.03
10.34		Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	07-30-12	10.01
10.35		Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.†					X
10.36		Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	08-08-07	10.02
10.37		Award Agreement for Paul Humphries under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	07-30-12	10.04
10.38		Jonathan Hoak Offer Letter dated December 8, 2010†	10-Q	000-23354	07-30-12	10.05
10.39		Separation Agreement between Flextronics International USA, Inc. and Eslie C. Sykes dated November 26, 2012†					X
21.01		Subsidiaries of Registrant.					X
23.01		Consent of Deloitte & Touche LLP.					X
24.01		Power of Attorney (included on the signature page to this Form 10-K)					X
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.01	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

32.02	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Scheme Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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